Form 10-K405
period 2000-12-31
NOVATEL WIRELESS INC
filed 2001-03-27
CIK 1022652

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


              For the transition period from ________ to ________.

                         COMMISSION FILE NUMBER: 0-31659

                             NOVATEL WIRELESS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                              86-0824673
            (State or other jurisdiction                 (I.R.S. Employer
          or incorporation or organization)             Identification No.)

   9360 TOWNE CENTRE DRIVE, SAN DIEGO, CALIFORNIA              92121
      (Address of principal executive offices)              (zip code)


       Registrant's telephone number, including area code: (858) 320-8800

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

        The number of shares of the Registrant's common stock outstanding as of March 13, 2001 was 54,230,717.

        The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on March 13, 2001 as reported by the Nasdaq National Market, was approximately $105,517,000. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 5% or greater shareholders, based on
Schedule 13G filings, have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. The Registrant has not issued any non-voting stock.


DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated by reference into Part III of this Form 10-K to the extent stated herein.

        Certain exhibits filed with the Registrant's prior registration statements on Form S-1.

        Portions of the Company's prospectus dated November 15, 2000, and filed with the Securities and Exchange Commission pursuant to Rule 424(b) on November 16, 2000 are incorporated by reference into Part I, Item 4 of this Form 10-K.

                                TABLE OF CONTENTS


Part I:
         Item 1.  Business...................................................................         1
         Item 2.  Properties.................................................................        21
         Item 3.  Legal Proceedings..........................................................        21
         Item 4.  Submission of Matters to a Vote of Security Holders........................        21

Part II:
         Item 5.  Market for Registrant's Common equity and Related
                  Stockholder Matters........................................................        22
         Item 6.  Selected Financial Data....................................................        23
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................        24
         Item 7A. Quantitative and Qualitative Disclosures about Market Risk ................        30
         Item 8.  Financial Statements and Supplementary Data................................        30
         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure........................................        30

Part III:
         Item 10. Directors and Executive Officers of the Registrant.........................        31
         Item 11. Executive Compensation.....................................................        31
         Item 12. Security Ownership of Certain Beneficial Owners and
                  Management.................................................................        31
         Item 13. Certain Relationships and Related Transactions.............................        31

Part IV:
         Item 14. Exhibits, Financial Statement Schedules
                  and reports on Form 8-K....................................................        32
                  Exhibit Index..............................................................        32
                  Signatures.................................................................        34
                  Schedule II................................................................        55


As used in this report on Form 10-K, unless the context otherwise requires, the terms "we," "us," "our," "the Company" and "Novatel Wireless" refer to Novatel Wireless Inc., a Delaware corporation and its wholly owned subsidiaries.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. These forward-looking statements involve risks and uncertainties. Novatel Wireless' actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report. For a detailed discussion of these risks and uncertainties, see "Business -- Business Risks and Uncertainties" section of this Form 10-K. Novatel Wireless undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

TRADEMARK

The Novatel Wireless logo, Minstrel(R), Minstrel III(TM), Minstrel IIIc(TM), Minstrel V(TM), Minstrel Plus(TM), Minstrel S(TM), Minstrel 540(TM), Merlin(TM), Sage(R), Lancer(TM), Lancer 3W(TM), Contact(R), Expedite(TM), MissionONE(TM) and Viking(TM) are trademarks of Novatel Wireless Minstrel and Sage are registered with the U.S. Patent and Trademark Office. All other brands, products and company names mentioned herein are trademarks of their respective holders

ITEM 1. BUSINESS

OVERVIEW

        We are a provider of wireless data communications access solutions. We provide wireless data modems and software for use with handheld computing devices and portable personal computers. Our products enable professional and consumers to access enterprise networks and the Internet "anytime, anywhere." We also provide wireless data modems which can be integrated into other devices for a wide range of vertical applications. We also offer provisioning, activation and systems integration services to our customers to facilitate use of our products.

        We have a strong history of designing innovative wireless access products. We designed and delivered the first products to enable wireless connectivity for the Palm Family of handheld computing devices. We have successfully developed and are continuing to develop solutions that enable our customers to wirelessly access data utilizing a wide range of mobile computing devices across a broad range of wireless data network technologies. Our current product portfolio includes the following:

        - The Minstrel Family of Wireless Handheld Modems, for the Palm Family of handheld computing devices, the Handspring Family of handheld computing devices and the Hewlett-Packard Jornada 500 series Family of handheld computing devices;

        - The Merlin Family of Wireless Type II PC Card Modems for portable and desktop PCs;

        -       The Sage Wireless Modems for portable and desktop PCs;

        - The NRM-6812 and Expedite Family of Wireless OEM Modems for custom integration with computers and other devices;

        - The Lancer 3W Family of Ruggedized Wireless Modems for vehicle-mounted applications; and

        - The Merlin for Ricochet Wireless PC Card for the Metricom 128 kbps Ricochet Network.

        Our core modem technology is easily customized to address a broad range of vertical applications. Our customers include wireless telecommunications operators such as Verizon Wireless and Voicestream, as well as wireless data content and service providers such as OmniSky, GoAmerica and Yada Yada. We also have OEM customers such as Hewlett-Packard, @Road and Airlink and we have entered into strategic technology and development relationships within the wireless communications industry with Nortel Networks, Sprint PCS, Intel Corporation, Hewlett-Packard, Metricom, OmniSky, Symbol, VoiceStream and Verizon Wireless. We also sell our products through domestic and international distributors such as Ingram Micro, Brightpoint and Cellcom.

PRODUCT BENEFITS

Breadth of Wireless Access Products

        Our products enable both handheld computing devices and portable PCs to access the Internet and enterprise networks wirelessly. We also provide wireless modems which enable connections to a broad range of appliances for vertical applications. We are developing additional capabilities for emerging wireless networks in order to afford our customers maximum flexibility in choosing their wireless data access solutions.

Price Performance Leadership

        We have designed our products to provide high levels of performance and functionality at an attractive price to drive widespread adoption among users. We use software solutions where others still use hardware and we build our products around a core common hardware and software platform. As a result, we are able to offer products which present a substantially better value proposition than do other wireless data access products with similar functionality.

Convenience

        Our products provide users with a wireless connection to the Internet and enterprise networks with a focus on ease-of-use and real-time access to e-mail, messaging, online content and critical personal and professional information. We have designed our products to reduce their size and weight without sacrificing performance. For example, our Minstrel modems for handheld computing devices are lightweight and slip easily into a suit pocket or purse. We have also designed our products to enhance range and functionality with low power requirements, so that they can be used for extended periods of time without needing to recharge.

Productivity

        Our products improve productivity by enabling handheld computing devices and portable PCs to be continuously connected to the Internet and enterprise networks. Our products for handheld computing devices also enable wireless synchronization so users can backup and access personal and professional data from remote locations. These features allow mobile professionals to access and manage data and information even while they are away from traditional work settings, thereby significantly increasing their productivity.

Customized Solutions

        Our technology platform enables us to provide wireless data solutions for a wide range of specialized applications and to adapt our products to specific customer needs. We enable our OEM customers to provide their clients with tailored solutions for vertical market applications such as securities trading, public safety, transportation, retail and point-of-sale terminals. Our engineering group assists with the integration of our wireless products to provide comprehensive solutions to our customers.

OUR STRATEGY

        Our objective is to be the leading global provider of wireless data access products. The key elements of our strategy are to:

Extend Our Technology Leadership

        We intend to continue developing higher speed integrated wireless data access solutions to capitalize on the expansion of global wireless data access technologies. We plan to develop new modem technologies based on evolving wireless data standards and to offer customers a comprehensive range of wireless access products for mobile computing devices. We also intend to continue to apply our technological expertise to reduce the overall size, weight, cost and power consumption of our products, while increasing their capabilities and performance.

Drive Widespread Adoption of Our Products and Increased Market Penetration

        We intend to drive widespread adoption of our products through increased global marketing activities, strategic pricing and expansion of our international and direct sales distribution networks. We believe these efforts will increase our revenue and our brand recognition. Our product pricing is an important part of this strategy and we will continue to adjust our prices to ensure market penetration by offering value to our customers. We also intend to promote and extend our technology integration services which, in simplifying customer use, will help ensure the widespread adoption of our products.

Expand and Develop Strategic Relationships

        We plan to build and expand on strategic relationships to improve the design and functionality of our wireless access products and gain market share. We intend to establish and maintain relationships with a strategic focus on:

        - Wireless computing communications companies, such as our existing relationships with Hewlett-Packard, Symbol and VoiceStream, to extend our platform and expand distribution of our products;

        - Software applications companies, such as our existing relationships with Certicom, FusionOne, Inc. AvantGo, Inc., Puma Technologies, Inc., JP Systems, Inc. and Infowave Software, Inc. to offer a wide array of value-added applications for our customers; and

        - Technology companies, such as our existing relationships with Metricom, Inc. and TPP Communications Ltd. to accelerate the time to market and expand the capabilities of our new products.

Continue to Target Key Vertical Markets

        We market our products to key vertical industry segments by offering them products that increase productivity, reduce costs and create operational efficiencies. We are currently working with, among others, Marconi in vending system monitoring, KeyCorp in retail/point of sale, @Road in vehicle tracking and Symbol in inventory control. We believe that continuing improvements in wireless computing technologies will create additional vertical markets and more applications for our products.

Focus on Developing Value-added Applications

        Developing value-added applications to expand the capabilities of our products will be an important factor in increasing the overall demand for and the use of our products. As competition in our marketplace intensifies, we believe that developing proprietary value-added applications for our products in vertical enterprise markets will give us a competitive advantage and differentiate us from our competitors. To this end, we may pursue acquisition opportunities to extend our product lines and provide additional solutions to our customers.

PRODUCTS

        We currently offer a variety of wireless data access solutions to OEMs, VARs, systems integrators, wireless telecommunications operators, enterprise, mobile professionals and consumers. We delivered the first wireless cradle modem for the Palm Family of handheld computing devices and currently provide the only commercially available CDPD wireless cradle modem for the Palm III and Palm V product families. We also offer a Type II PC Card modem for portable personal computers and Windows Pocket PC mobile computing devices.

        The following table lists our principal product lines and applications:


PRODUCT                                                           APPLICATION
-------                                                           -----------
WIRELESS CRADLE DEVICES

-       Minstrel III(TM) Wireless Handheld Modem                  -       Palm III handheld device
-       Minstrel V(TM) Wireless Handheld Modem                    -       Palm V handheld device
-       Minstrel S(TM) Wireless Springboard(TM) Modem             -       Handspring handheld device
-       Minstrel 540(TM) Wireless Handheld Modem                  -       HP Jornada 500 Series Pocket PC

WIRELESS PC CARDS AND MODEMS
-       Merlin Wireless PC Card Modem for CDPD                    -       Portable and desktop PCs
-       Merlin Wireless PC Card Modem for Richochet(R) 128 kbps   -       Portable and desktop PCs
-       Sage(R) Wireless Serial Modem                             -       Portable and desktop PCs

OEM PRODUCTS
-       Expedite(TM) Wireless Embedded Modem                      -       point of sale terminals, automated teller
                                                                          machines, vehicle tracking
-       NRM-6812 Wireless Embedded Modem                          -       utility monitoring, vending system monitoring

LANCER(TM) FAMILY OF WIRELESS RUGGEDIZED MODEMS

-       Lancer 3W(TM) Wireless 3Watt Modem                        -       public safety vehicle mounted applications
-       Lancer 3W GPS(TM) public safety vehicle mounted           -       public safety vehicle mounted applications
        applications Wireless 3 Watt Modem with GPS
-       Lancer(TM) GPS Module                                     -       public safety vehicle mounted applications

Wireless Cradle Devices

        Our Minstrel Family of wireless data modems adds two-way communications capability to the Palm Family of handheld computing devices, the Handspring Family of handheld computing devices, the HP Jornada Family of handheld devices and private labeled derivatives. The Minstrel wireless "cradles" maintain the key advantages of these devices: size, ease-of-use, synchronization and customization. Minstrel provides users with complete portable access to enterprise networks, e-mail and the Internet without the limitation of wired connections. The Minstrel/Palm handheld computing device integrated product is lightweight and slips easily into a suit pocket or purse. Minstrel can also be used with most third-party software developed for the Palm Family of handheld computing devices.

        The Minstrel III Wireless Handheld Modem offers two-way wireless data communications on the Palm III connected organizers. Improvements to prior versions include a smaller and thinner form factor, lighter weight and improved battery life. The Minstrel V Wireless Handheld Modem, which is designed for the Palm V connected organizer and is currently branded by OmniSky for sales and distribution, also offers two-way wireless data communications. The Minstrel S Wireless Springboard Modem offers two-way wireless data communications on the Handspring family of handheld devices. The Minstrel 540 Wireless Springboard Modem for the HP Jornada Pocket PC delivers wireless access to email, the Internet and corporate LAN's to users on the go and on the road.

Wireless PC Cards and Modems

        Our Merlin Wireless PC Card Modem, which was designed for Windows 95/98/2000/NT/Pocket PC computers, allows mobile professionals and consumers to send and receive e-mail, and to connect wirelessly to their enterprise networks and to the Internet.

        Our Sage Wireless Modem is a self-powered, external, wireless modem for desktop PCs. The key strengths of Sage include its low price, extended battery life and versatility. Sage provides its users with wireless access to e-mail, enterprise networks and the Internet. Sage is also well suited for fixed installations, particularly in situations where telephone lines are unavailable or inconvenient.

        Our Merlin Wireless PC Card Modem for Ricochet 128 kbps connects to the high-speed 128 kbps Ricochet network, which offers wireless access to full Internet browsing, private intranets, local-area networks, email and other online services. The modem has a robust removable antenna enabling maximum network connectivity with the highest mobile wireless data throughput available. The Merlin for Ricochet has a Type II PC Card interface and is compatible with Windows(R) 98/NT/2000/Pocket PC and Macintosh laptops.

OEM Products

        The Expedite Wireless Embedded Modem offers 0.6-watt full-duplex wireless CDPD modem capabilities with minimal power requirements and a form factor almost four times smaller than its predecessor. The Expedite's 3.6 volt power supply has an extended battery life and is compatible with more integrated products. The Expedite is currently used in numerous applications, including wireless telemetry monitoring, inventory monitoring, point-of-sale terminals, automated teller machines and automated vehicle location and tracking. The Expedite is also priced below comparable products offered by our competitors, making it extremely attractive to OEMs, VARs and systems integrators that require wireless CDPD solutions. The Expedite's small form factor, standards-based interfaces and adherence to specifications, together with its simple design, make it easy for OEM customers to incorporate a wireless CDPD solution into their existing or new product lines.

        The forerunner of the Expedite, the NRM-6812 Wireless Embedded Modem, remains an industry leader in terms of size, performance and cost. The NRM-6812 has a wider temperature range and differing voltage levels than the Expedite, making it preferable for certain types of wireless applications such as oil and gas telemetry and vehicle tracking.

Lancer Family of Wireless Ruggedized Modems

        The Lancer 3W is a wireless CDPD modem with extreme temperature tolerance capabilities, high vibration tolerance and a ruggedized form factor which, with input power voltage capabilities from 9 to 30 volts, is ideally suited for a variety of applications ranging from public safety vehicle mounted applications to field service and wireless telemetry monitoring. In addition, the Lancer 3W has power saving capabilities offered by the "sleep mode," which maintains network connection at low battery levels and reduces battery drainage. The Lancer 3W is equipped with modem manager software and remote diagnostics which allow users to monitor and control the modem remotely.

OUR TECHNOLOGY FOCUS

        In addition to developing products based on the technology standards mentioned above, we have developed and continue to build on the following key technology areas:

        Advanced Radio Frequency Design. Advanced Radio Frequency (RF) design is the key technology that determines the performance of wireless devices. We have specialized in the 800/900 MHz designs for analog and digital cellular, packet data and spread spectrum systems. Our proprietary RF technology contributes to the performance, small size and low cost of products. We are currently developing the 900, 1800 and 1900 MHz RF technology for future high speed wireless systems including GPRS, CDMA, 1XRTT and 3G technologies.

        Miniaturization and System Integration. Small systems integration is the integration of application specific integrated circuits, RF, baseband and packaging technologies. The complete wireless modem is packaged into a sub-credit card module with the advent of proprietary integrated circuit design, embedded software modem and multi-layer RF stripline technologies. We have one of the smallest wireless modems available, the only pocket-sized wireless modem for the Palm family of personal computing devices, and a Type II PC card modem. We will continue to augment the miniaturization technology, working to reduce the size and cost of current and future products.

CUSTOMERS

        Our customers include wireless telecommunications operators, distributors, wireless data content and service providers, OEM customers, professionals and consumers. The following is a representative selection of our customers:


WIRELESS                                        WIRELESS DATA CONTENT
TELECOMMUNICATIONS                              AND SERVICE PROVIDERS
OPERATOR CUSTOMERS          DISTRIBUTORS        AND RESELLER CUSTOMERS               OEM CUSTOMERS
------------------          ------------        ----------------------               -------------
Verizon Wireless            Ingram Micro        GoAmerica Communications Corp.       Hewlett-Packard
VoiceStream                 Brightpoint         OmniSky                              Symbol (inventory control)
Cellcom (Middle East)       Tech Data           Yada Yada                            AirLink
Metricom                    Chinatron                                                @Road (vehicle tracking)
Sprint                      Global Wireless                                          IVI Checkmate
                                                                                     KeyCorp (mobile point of sale)
                                                                                     Pivot International (voting booths)
                                                                                     Thales e-Transactions (Formerly
                                                                                     Dassault)
                                                                                     Marconi


        OmniSky, @Road and Go America accounted for 45.4%, 8.7% and 5.6% of our revenue, respectively, for the year ended December 31, 2000. Omnisky, Hewlett-Packard and GoAmerica accounted for 61.1%, 10.6% and 5.5% of our revenue, respectively, for the fourth quarter ended December 31, 2000. @Road, OmniSky and Global Wireless Data accounted for 23.1%, 14.3% and 8.2% of our revenue, respectively, for the year ended December 31, 1999.

        Many of our customer relationships provide us with the opportunity to expand our customer base and market reach. Among those mutually beneficial relationships that augment our sales opportunities are the following:

        Wireless Telecommunications Operators. We work closely with our carrier customers to generate demand for our products. Our carrier customers serve as an important sales channel for our products. Verizon Wireless, which was formed by AirTouch Communications, Bell Atlantic Mobile, GTE Wireless and PrimeCo, sources our products directly through Global Wireless Data. Verizon Wireless maintains large sales forces that develop sales opportunities for us. These sales leads are either consummated directly by the carrier or jointly with our account executives. This approach allows us to combine our wireless data expertise with the carriers' vast end-customer relationships and broad sales reach. Our carrier customers also provide us and our customers with important services, including field trial participation, first-tier technical support, wireless data marketing and access to additional indirect distribution channels. To leverage these services, we provide carriers with early access to new products, technical training and co-marketing resources. Examples of our other wireless telecommunications operators include VoiceStream, Sprint and Metricom.

        Distributors. In North America, we sell our products through dedicated distributors, which include D&H Distributing Company, Global Wireless Data, Ingram Micro, Tech Data and Brightpoint. Our international distributors include Bismark, Chinatron, Insite, Cellcom and Brightpoint-Latin America.

        Wireless Data Content and Service Providers and Resellers. Wireless data content and service providers purchase our products either directly from us or from a distributor and resell them to end-users. These providers typically integrate our products with other elements and provide an overall wireless access solution to the end-user in a particular field or vertical market. These solutions include hardware, software and ongoing service components. Examples of our content and service-provider customers include OmniSky and GoAmerica.

        OEM Customers. Our OEM customers integrate our products into devices that they manufacture and sell to end-users through their own direct sales forces and indirect distribution channels. Our products are integrated into a broad range of devices, including but not limited to, handheld computing devices, laptops, vehicle location devices (AVLs), electric meters, vending machines, industrial equipment, wireless credit processing and point of sale
(POS). Examples of our OEM customers include Symbol @Road, AirLink, Marconi and KeyCorp. We build strong relationships with our OEM customers because they rely heavily on our application engineering support during the process of integrating our products into theirs.

STRATEGIC ALLIANCES

        We intend to develop and maintain strategic relationships within the wireless communications industry which complement and expand our existing distribution network and extend our technology and market reach. These arrangements include strategic technology and marketing relationships with providers of next generation wireless technology, application software developers focused on wireless products, OEM customers which integrate our products into other devices, value-added resellers, distributors, systems integrators and cellular carriers. These strategic relationships allow us to develop the most compelling wireless data products and provide us with access to additional markets, channels of distribution and increased sales opportunities. Our principal strategic alliances to date include the following:

        Nortel Networks. Nortel Networks is a global Internet and communications leader that serves carrier, service provider and enterprise customers globally. In March, 2001, we entered into a three-year agreement to jointly develop, market and offer PC Cards, cradles an OEM modules together with Nortel's software product and service offerings across all wireless technology standards, including General Packet Radio Service (GPRS) and CDMA 2000 Phase 1, or 1xRTT. We will jointly offer these solutions to telecommunications operators and corporate customers, with a geographic focus on Europe and the Pacific Rim.

        Sprint PCS. Sprint PCS operates the largest all-digital, all-PCS, voice and data nationwide wireless network in the United States. In March 2001, we entered into a two-year agreement under which we will develop and provide Sprint PCS with a wireless PC Card modem and sleeve for the Palm handhelds that run on the CDMA 1XRTT network. The agreement also includes providing a PC Card modem that runs on the IS95A network.

        Verizon Wireless, Inc. Verizon Wireless is the largest wireless communications provider in the U.S. with 27.5 million wireless voice and data customers. In March 2001, we entered into a two-year agreement to jointly develop, market and offer a co-branded Merlin Special Edition Wireless PC Card for Verizon's CDPD network and a Merlin dual band 800/1900 CDMA IS95A network.

        Intel Corporation. In October 2000, we entered into a five-year product purchase and license agreement with Intel Corporation. Under the agreement we will sell to Intel a variety of wireless modem modules for use in Intel's future products and provide related technical support. We will also collaborate with Intel on technology development and system architecture relating to the agreement. The agreement also grants Intel the option to license from us a manufacturing package relating to certain modems for a royalty fee, and a design package relating to certain modems and PC Card modules for a fixed fee. The agreement contains no volume commitment from Intel, and Intel is not currently selling products that require our modems.

        Symbol Technologies, Inc. Symbol is a manufacturer of bar code-driven data transaction systems and is engaged in the design, manufacture and marketing of bar code reading equipment, handheld computers and radio frequency (RF) data communications systems. In March 2000, we entered into a two-year agreement with Symbol to integrate our Merlin OEM CDPD modems into Symbol's radio frequency data communications systems.

        VoiceStream Wireless Corporation. VoiceStream is a leading provider of digital wireless communications. Through a license from the FCC, VoiceStream constructs and operates Personal Communication Service (PCS) networks. In March 2000, we entered into an agreement with VoiceStream, under which we will develop three types of wireless GPRS-PCS PC card modems for wireless mobile computing devices. The modems may be co-branded by VoiceStream. VoiceStream will also purchase our modems during the term of the agreement, which lasts until March 2003.

        Metricom, Inc. Metricom designs, provisions and operates networks and services for mobile users. Metricom operates a Ricochet wireless network, which is a system that broadcasts signals back and forth from transceivers mounted on utility poles to small external radio modems or wireless PC card modems connected to subscribers' computers. The Ricochet network coverage is currently available at speeds of 128 Kbps in 13 markets and two markets with the original
28.8 Kbps, for a total of 15 markets with a population under coverage of 48 million people. In October 1999, we entered into a two-year license, manufacturing and purchase agreement with Metricom under which we will custom develop a wireless radio modem compatible with Metricom's Ricochet network. Metricom and its Ricochet Authorized Service Providers will also purchase modems during the term of the agreement, which lasts until October 2001. We started shipping our Merlin Wireless PC Card Modem for Ricochet in December 2000.

        Hewlett-Packard Company. Hewlett-Packard is a leading global provider of computing and imaging solutions and services and focuses on capitalizing on the opportunities of the Internet and the proliferation of electronic services. In March 2000, we entered into a one-year supply agreement under which we will sell the Minstrel 540 modem and provide technical support for its use with the HP Jornada 540 Series Color Pocket PC. We started shipping our Minstrel 540 Wireless Modem for the HP Jornada 540 Series Pocket PC in November 2000.

        Novatel Wireless Developer Program. Because of our commitment to mobile computing platforms such as the Palm family of handheld computing devices, Microsoft Windows Pocket PC, and Microsoft Windows 9x/NT, we formed the Novatel Wireless Developer Program, which is a forum for us to work with application software developers to develop wireless data products and markets. The mission of the Developer Program is to encourage development of the best wireless data solutions using our products, and successfully to market those solutions to our customers. There are currently over 100 software developers enrolled in the Novatel Wireless Developer Program. We have established a partner community working together to create, deliver and support the best and most compelling wireless data applications. Once these companies have a commercial software package or service available, they are listed and promoted in the Wireless Solutions Guide. This guide is available on our Web site and is frequently used as a resource by internal sales personnel as well as carrier staff.

SALES AND MARKETING

        As of December 31, 2000, our sales and marketing organization consisted of 72 employees, including those located in eight sales offices throughout the United States.

Sales

        We sell our products using a multi-channel distribution model which includes both direct and indirect sales. In order to maintain strong sales relationships, we provide co-marketing, trade show, low-cost sales demo unit and joint press release support. In addition to our direct sales relationships with carriers and service providers, OEMs and VARs, we sell our products through the following channels:

        - Domestic Distributors. In the North America, we sell our products through domestic distributors. As of December 31, 2000, our domestic distributors include D&H Distributing Company, Global Wireless Data, Ingram Micro, Tech Data and Brightpoint.

        - International Distributors. We sell our products through international distributors in Latin America, Israel, the Far East and New Zealand. As of December 31, 2000, our international distributors include Bismark, Insite, Cellcom and Brightpoint-Latin America.

        - Mail-Order and Internet Catalogs. We sell our products to mail-order and Internet catalogues, including CDW, Mobile Planet, Multiple Zone, Outpost.com, PC Connection and PC Mall.

        - Direct End-User Sales. Some end-users purchase products directly from us. Direct sales are facilitated through our Web site and our toll-free telephone number.

Marketing

        We support our sales efforts through a variety of marketing initiatives. Our marketing organization focuses on creating market awareness of and promoting our products, generating sales leads, maintaining strong customer relationships, and developing interest in and demand for our products in new market segments.

        We engage in a wide variety of marketing initiatives, which include:

        - conducting marketing programs in conjunction with industry, business and trade publications;

        - building awareness for our products and the Novatel Wireless brand through a wide variety of media;

        - participating in industry and technology related trade shows, associations and conferences; and

        - engaging in cooperative marketing programs, partnerships and co-branding.

        We also conduct extensive market research through our end-users, third-party developer community and channel customers. We use this information on a continuous basis to refine our product development and the position and assortment of our products in our sales channels.

PRODUCT DEVELOPMENT

        Our product development efforts are focused on developing innovative products and improving the functionality, design and performance of our existing products. We intend to continue to identify and respond to our customers' needs by introducing new product designs with an emphasis on innovations in the ease-of-use, performance, size, weight, cost and power consumption of our products. We are also currently developing technology and products for high bandwidth wireless applications to address opportunities presented by the next generation of public and private wireless networks.

        Our product development effort is driven by a highly skilled and experienced team. While we have developed most new products and enhancements to existing products internally, we have also licensed technology from third parties.

        We manage our products through a structured life cycle process, from identifying customer requirements through development and commercial introduction to eventual phase-out. Product development emphasis is placed on time-to-market, meeting industry standards and end-item product specifications, ease of integration, cost reduction, manufacturability, quality and reliability.

        We believe that our future success will depend, in part, on our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors, and bring products to market on a timely basis. As a result, we have devoted a significant portion of our resources to product development, and we intend to continue making substantial investments in research and development.

        For the year ended December 31, 2000, our research and development expense totaled $13.5 million. Our research and development expense totaled approximately $3.7 million for the year ended December 31, 1999 and $2.3 million for the year ended December 31, 1998, excluding amortization of deferred compensation. As of December 31, 2000, we had 172 engineering and technical professionals in product development and manufacturing, which includes purchasing, fulfillment, quality assurance, quality control, reliability, technical documentation and technical publication.

MANUFACTURING

        We currently have agreements to outsource our manufacturing operation with Sanmina Corporation, GVC Corporation, Solectron de Mexico, S.A. de C.V. and Electronics Manufacturing Group. The Sanmina and GVC agreements are for a term of two years expiring in September 2001 and April 2002, respectively, and the Solectron agreement is for a term of one year, expiring in August 2001, each with automatic successive one-year renewals. The Electronics Manufacturing Group contract is for a term of one year, expiring in November 2001, with automatic successive quarterly renewals. Under the agreements, Sanmina, GVC, Solectron and Electronics Manufacturing Group provide component procurement, product manufacturing, final assembly, testing, quality control and delivery services for us. Under each of these agreements, we are required to provide each manufacturer with firm purchase orders covering a minimum period of three months.

        Our outsourced manufacturing activity allows us to:

        -       focus on our core competencies;

        -       minimize our capital expenditures;

        - participate in contract manufacturer economies of scale and achieve production scalability by adjusting to manufacturing volumes quickly to meet changes in demand;

        -       access best-in-class manufacturing resources; and

        -       operate without dedicating space to manufacturing operations.

        We believe that additional assembly line efficiencies are realized due to our product architecture and our commitment to process design. The components that make up our products are supplied by a number of vendors. Direct materials for our products consist of tooled parts such as printed circuit boards, molded plastic components, unique metal components and application-specific integrated circuits (ASICs), as well as industry-standard components such as transistors, integrated circuits, piezo-electric filters, duplexers, inductors, resistors and capacitors, many of which are similar to components used in cellular telephone handsets. Although we generally use standard components for our products and try to maintain alternative sources of supply, some components, such as printed-circuit boards, molded plastic components, unique metal components and ASICs, are purchased from suppliers for which alternative sources are not currently available in the quantities and at the prices we require.

        We employ our own manufacturing staff that focuses on managing the relationship with our third-party manufacturers and particularly on design-for-manufacturing, test procedures, quality, procurement and cost optimization, production scheduling and continuous improvement. We also perform certain manufacturing related functions internally, including manufacturing engineering, quality assurance and the development of manufacturing test procedures and fixtures.

GOVERNMENT REGULATION

        Our products are subject to certain mandatory regulatory approvals. In the United States, the FCC regulates many aspects of communications devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to the telephone networks. Radio frequency devices, which includes our modems, must be approved under the above regulations by obtaining FCC equipment authorization prior to being offered for sale. FCC equipment authorization is obtained by submitting a technical description of the product and report showing compliance with FCC technical standards. We have obtained from the FCC all necessary equipment authorization for all products we currently manufacture and sell.

COMPETITION

        The wireless data communications market is intense, rapidly evolving and highly competitive. It is subject to technological changes and is significantly affected by new product introductions and the market activities of industry participants. We compete in this market on the basis of price, form factor, time to market, functionality, quality and variety of product offerings. Moreover, we expect that this market will experience several new entrants in the future. To maintain and improve our competitive position, we must continue to develop new products, expand our customer base, grow our distribution network and leverage our strategic partnerships.

        Our current and prospective competitors generally fall within the following categories:

        - Wireless modem manufacturers, such as Sierra Wireless, Uniden, Wavecom, NextCell and Tellus;

        -       Traditional wired modem manufacturers, such as 3Com and Xircom;

        - Wireless device manufacturers, such as Handspring, Palm and Research In Motion;

        - Wireless handset manufacturers and next generation wireless technology providers, such as Ericsson, Motorola, and Nokia; and

        - Non-CDPD private communications network providers, such as Emotiant, Bell South and Metricom.

        We believe the principal competitive factors impacting the market for our products are functionality, features, performance, convenience, availability, brand and price. We believe that we compete better than many of our current competitors with respect to some or all of these factors due to the broad range of products we offer, the ease-of-use in design and engineering of our products, our ability to adapt our products to specific customer needs and our price leadership.

        There can be no assurance that our current or potential competitors will not develop products comparable or superior to those developed by us or adapt more quickly to new technologies, evolving industry standards, new product introductions, or changing customer requirements. As a result, we must continuously introduce new products and educate existing and prospective customers as to the advantages of our products versus those of our competitors.

        Many of our current and potential competitors have had longer operating histories and significantly greater financial, manufacturing, technical, sales, customer support, marketing and other resources, as well as greater name recognition and a larger installed products and technologies base. In addition, the global acceptance of our products could lead to increased competition as third parties develop products competitive with our own. Any of these competitors may be able to respond faster than we can to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than we can. We cannot assure you that our current or potential competitors will not develop products comparable or superior to those that we develop or adapt more quickly than we do to new technologies, evolving industry trends or changing customer requirements.

        In addition, as the wireless data communications product market develops, a number of companies with significantly greater resources than we have could attempt to increase their presence in the market by acquiring or forming strategic alliances with our competitors, resulting in increased competition.

PROPRIETARY TECHNOLOGY

        Our software, hardware and operations rely on and benefit from an extensive portfolio of intellectual property. We currently hold 12 United States patents issued for our technology and have 15 United States patent applications pending. We also have four foreign patents issued and four foreign patent applications pending.

        We own a number of trademarks and servicemarks, including Contact(R), Expedite(TM), Lancer(TM), Lancer 3W(TM), Merlin(TM), Minstrel(R), Minstrel III(TM), Minstrel IIIc(TM), Minstrel V(TM), Minstrel Plus(TM), Minstrel S(TM), Minstrel 540(TM), MissionONE(TM), Sage(R) and Viking(TM), each with its accompanying designs, and the Novatel Wireless logo.

        We license CDMA technology from QUALCOMM, Incorporated for integration into our products. This license allows us to manufacture CDMA-based wireless modems and sell or distribute them worldwide. The license does not have a specified term and may be terminated by us or by QUALCOMM for cause or upon the occurrence of other specified events. In addition, we may terminate the license for any reason upon 60 days' prior written notice. We have also granted to QUALCOMM a nontransferable, worldwide, nonexclusive, fully paid and royalty-free license to use, in connection with wireless communications applications, certain intellectual property of ours that is used in our products which incorporate the CDMA technology licensed to us by QUALCOMM. This license allows QUALCOMM to make, use, sell or dispose of such products and the components therein.

        In October 2000, we entered into a five-year product purchase and license agreement with Intel Corporation. In connection with the agreement, under certain circumstances we will not assert our patent rights against certain Intel products which do not involve our core technology and, if we assign or sell any of our patents that pertain to certain Intel products which do not involve our core technology, we will grant Intel a nontransferable, worldwide, royalty-free license to those patents.

        We primarily rely on a combination of copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. In addition, as part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, consultants, distributors and corporate partners and limit access to and distribution of our software, documentation and other proprietary information. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology. In addition, our products are licensed in foreign countries and the laws of such countries may treat the protection of proprietary rights differently from and may not protect our proprietary rights to the same extent as do laws in the United States.

EMPLOYEES

        As of December 31, 2000, we had a total of approximately 286 employees, including 72 in sales and marketing, 172 in engineering, manufacturing, research and development and 42 in general and administrative functions. Our future performance depends, in significant part, upon our ability to attract new personnel and retain existing personnel in key areas including engineering, technical support and sales. Competition for qualified technical personnel is intense, especially in the San Diego area where we are headquartered, and we cannot be sure that we will be successful in attracting or retaining qualified technical personnel in the future. Our employees are not represented by any collective bargaining unit, and we consider our relationship with our employees to be good.

BUSINESS RISKS AND UNCERTAINTIES

WE HAVE INCURRED SIGNIFICANT OPERATING LOSSES SINCE OUR INCEPTION AND WE EXPECT TO CONTINUE TO INCUR SIGNIFICANT NET LOSSES AND NEGATIVE CASH FLOWS FOR THE FORESEEABLE FUTURE.

        We have experienced operating losses and net losses in each quarterly and annual period since our inception, and we expect to continue to incur significant losses for the foreseeable future. We incurred net losses of $5.5 million for the year ended December 31, 1998, $18.5 million for the year ended December 31, 1999 and $46.9 million for the year ended December 31, 2000. In addition, we had negative cash flows from operations of, $5.0 million for the year ended December 31, 1998, $5.2 million for the year ended December 31, 1999 and $41.0 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $85.9 million. We expect our operating expenses and negative cash flows to increase as we continue to attempt to expand our business. We also expect to significantly increase our product development, sales and marketing, research and development, manufacturing, and general and administrative expenses in future periods. We have entered into and expect to continue to enter into significant customer contracts for the development and supply of our products. These contracts may place significant demands on our resources. If we are unable to increase our revenue sufficiently to offset these expected increases in our expenses, we will not achieve profitability and our operating losses, net losses and negative cash flows will increase.

WE HAVE BEEN OPERATING ONLY SINCE 1996 AND OUR HISTORIC OPERATING RESULTS MAY NOT BE AN INDICATION OF FUTURE OPERATIONS.

        We launched our first wireless modem in 1996. We have a limited operating history. We are subject to risks, expenses and uncertainties that young and growing companies like ours face, particularly in the rapidly evolving wireless communications market. These considerations include our ability to continue to expand our customer base, maintain our current strategic-relationships and develop new ones, deliver products associated with our key contracts in a profitable and timely manner, attract and retain qualified personnel and manage our growth. Because we have only recently commenced commercial sales of our products, our past results and rates of growth may not be meaningful, and they should not be relied upon as an indication of our future performance.

IF WE DO NOT CORRECTLY ANTICIPATE DEMAND FOR OUR PRODUCTS, WE MAY NOT BE ABLE TO ARRANGE COST-EFFECTIVE PRODUCTION OF OUR PRODUCTS OR WE COULD HAVE COSTLY EXCESS INVENTORIES OR PRODUCTION.

        Historically, we have experienced steady increases in demand for our products and generally have been able to arrange for increased production to meet that demand. However, the demand for our products depends on many factors and is difficult to predict. It has become more difficult to predict demand for specific products as we introduce and support multiple wireless communications products and as competition in the market intensifies. Significant unanticipated fluctuations in demand could cause the following problems in our operations:

        - If demand increases beyond what we anticipate, we would have to rapidly arrange for increased production at our third-party manufacturers. Our manufacturers depend on suppliers to provide additional volumes of components. If these suppliers cannot provide the additional volumes of components, our manufacturers may not be able to increase production rapidly enough to meet the unexpected demand. Even if our manufacturers are able to procure enough components, they may not be able to produce enough of our products to allow us to deliver them in a timely manner to our customers. The inability of our suppliers to provide material components or of our manufacturers to increase production rapidly enough or to sufficient levels could cause us to fail to meet customer demand.

        - Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing yields could decline, which may also lower our profit margins.

        - If anticipated demand does not develop or decrease unexpectedly, we could have excess inventories of finished products and components, which would reduce our cash flow and could lead to write-offs of some or all of the excess inventories. Lower than anticipated demand could also result in manufacturing activity at our third-party manufacturers below the minimum manufacturing activity level for which we are financially committed, which could result in higher costs of goods sold and lower profit margins.

IF WE CANNOT DELIVER PRODUCTS ASSOCIATED WITH OUR SIGNIFICANT CONTRACTS IN A PROFITABLE AND TIMELY MANNER, OUR REPUTATION COULD BE HARMED AND OUR REVENUE AND PROFIT MARGINS MAY DECREASE.

        Our ability to generate future revenue under many of our significant supply contracts depends upon our ability to manufacture and supply products that meet defined specifications. To realize the benefits of these agreements, we will have to manage the following risks successfully:

        - We have priced these contracts on our estimate of future production costs. If we incur higher costs than anticipated, our gross margins on these contracts will decrease and these contracts may not be as profitable as they otherwise may have been.

        - If we are unable to commit the necessary resources or are unable to deliver our products as required by the terms of these contracts, our customers may cancel the contracts. In that event, we might not recover any costs that we incurred for research and development, sales and marketing, production and otherwise and we may incur additional costs as contractual penalties.

        - If we fail to meet a delivery deadline, or a customer determines that the products we delivered do not meet the agreed-upon specifications, we may have to reduce the price we can charge for our products, or we may be liable to pay damages to the customer.

If we are unable to successfully manage these risks or meet required deadlines in connection with one or more of our key contracts, our reputation could be harmed and our business, financial condition, results of operations and liquidity could be materially adversely affected.

IF THE MARKET FOR WIRELESS ACCESS TO THE INTERNET DOES NOT CONTINUE TO GROW OR GROWS MORE SLOWLY THAN ANTICIPATED, OUR REVENUE WILL NOT GROW AND MAY DECLINE.

        The market for wireless access to the Internet has experienced significant growth in recent years. However, we cannot assure you that the market for our existing products will continue to grow, that potential customers within the industry will adopt our products for integration with their wireless data communications solutions, or that we will be successful in independently establishing markets for our products. If the wireless data communications market fails to grow, or grows more slowly than we currently anticipate, or if we are unable to establish markets for our new products, our business, financial condition, results of operations and liquidity could be materially adversely affected.

THE MARKETABILITY OF OUR PRODUCTS MAY SUFFER IF WIRELESS TELECOMMUNICATIONS OPERATORS DO NOT DELIVER ACCEPTABLE WIRELESS SERVICES.

        The success of our business depends on the capacity, affordability and reliability of wireless data access provided by various wireless telecommunications operators. Currently, various wireless telecommunications operators such as Verizon Wireless and Metricom, either directly or jointly with us, sell our products in connection with the sale of their wireless data access services to their customers. Growth in demand for wireless data access may be limited if wireless telecommunications operators, including Metricom, fail to offer services which customers consider valuable, fail to maintain sufficient capacity to meet demand for wireless data access, delay the deployment or expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services or fail to market their services effectively. If any of these occurs, or if for any other reason the demand for wireless data access fails to grow, sales of our products will decline and our business, financial condition and results of operations could be materially adversely affected.

        In addition, our future growth depends on the successful deployment of next generation wireless data networks by third parties, including those networks for which we currently are developing products. If these next generation networks are not deployed or widely accepted, or if deployment is delayed, there will be no market for the products we are developing to operate on these networks. As a result, we will not be able to recover our research and development expenses and our financial condition and results of operations and liquidity could be materially adversely affected.

OUR SUCCESS DEPENDS ON OUR ABILITY TO MANAGE ADDITIONAL GROWTH SUCCESSFULLY.

        Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have continued to increase the scope of our operations domestically and have grown our shipments and headcount substantially. At December 31, 2000, we had a total of 286 employees, representing an increase from 56 employees on December 31, 1998. Our growth has resulted, and any future growth will result, in increased responsibilities for our management and increased demands on our resources. To be successful, we will need to:

        -       implement additional management information systems;

        - improve our operating, administrative, financial and accounting systems, procedures and controls;

        -       maintain and expand our manufacturing capacity;

        - continue to train, motivate, manage and retain our existing employees and attract and integrate new employees; and

        - maintain close coordination among our executive, engineering, professional services, accounting, finance, marketing, sales and operations organizations.

        We may not adequately anticipate all the demands that growth may impose on our systems, procedures and structure. If we fail to anticipate and respond adequately to these demands or if we are otherwise unable to manage our growth effectively, we may not be able to compete effectively and our business, financial condition, results of operations and liquidity could be materially adversely affected.

WE CURRENTLY RELY EXCLUSIVELY ON THIRD-PARTY MANUFACTURERS TO PRODUCE OUR PRODUCTS, AND OUR ABILITY TO CONTROL THEIR OPERATIONS IS LIMITED.

        We currently outsource all our manufacturing to Sanmina Corporation, GVC Corporation, Solectron de Mexico, S.A. de C.V and Electronics Manufacturing Group. Because we only recently entered into our agreements with GVC, Solectron and Electronics Manufacturing Group, we have not had any significant working experience with either of these manufacturers. In November 2000, we began manufacturing some of our products at Electronics Manufacturing Group. In December 2000, we began manufacturing some of our products at GVC's and Solectron's facilities in Taiwan and Mexico, respectively. We expect to continue to depend exclusively on third-party manufacturers to produce our products in a timely fashion and at satisfactory quality levels. None of these third-party manufactures are obligated to supply products to us for any specific quantity, except as may be provided in particular purchase orders, which we submit to them from time to time. If our third-party manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our revenues and our competitive position and reputation. The cost, quality and availability of third-party manufacturing operations are essential to the successful production and sale of our products. Our reliance on our third-party manufacturers exposes us to a number of risks which are outside our control:

        -       unexpected increases in manufacturing costs;

        - interruptions in shipments if our third-party manufacturers are unable to complete production in a timely manner;

        -       inability to control quality of finished products;

        -       inability to control delivery schedules;

        - inability to control production levels and to meet minimum volume commitments to our customers;

        -       inability to control manufacturing yield;

        -       inability to maintain adequate manufacturing capacity; and

        -       inability to secure adequate volumes of components.

        If we are unable to manage successfully our relationships with these third-party manufacturers, the quality and availability of our products may be harmed. If any of our third-party manufacturers stopped manufacturing our products or reduced its manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely basis. In addition, if any of our third-party manufacturers changed the terms under which they manufacture for us, our manufacturing costs could significantly increase. We generally place orders with our third-party manufacturers at least three months prior to scheduled delivery of products to our customers. Accordingly, if we inaccurately anticipate demand for our products, we may be unable to obtain adequate quantities of components to meet our customers' delivery requirements or we may accumulate excess inventories. If one or more of these events were to occur, our business, financial condition and results of operations could be materially adversely affected by increased costs, reduced revenue and lower profit margins.

IF WE FAIL TO ADOPT NEW TECHNOLOGY AND FAIL TO DEVELOP AND INTRODUCE NEW PRODUCTS SUCCESSFULLY, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

        We operate in a highly competitive environment, characterized by rapidly changing technology and industry standards. New products based on emerging technologies or evolving industry standards may quickly render an existing product obsolete and unmarketable. Our growth and future operating results depend in part upon our ability to enhance existing products and introduce newly developed products that conform to prevailing and evolving industry standards, meet or exceed technological advances in the marketplace, meet changing customer requirements, achieve market acceptance and respond to our competitors' products.

        The development of new products can be very difficult and requires technological innovation. The development process is also lengthy and costly. In addition, wireless communications service providers require that wireless data systems deployed on their networks comply with their own standards, which may differ from the standards of other providers. If we fail to anticipate our customers' needs and technological trends accurately or are otherwise unable to complete the development of products on time and within budgeted amounts, we will be unable to introduce new products into the market on a timely basis, if at all. If we are unsuccessful at developing and introducing new products that are appealing to consumers, we may be unable to recover our significant research and development costs and our business, financial condition and results of operations could be materially adversely affected. In addition, as we introduce new versions of our products or new products, our current customers may not require the technological innovations of our new products and may not purchase them.

        To grow our revenue and achieve profitability, we must retain our current customers and develop new ones. If consumers view our competitors' products as superior to ours, or if our products are unable to meet their expectations or requirements, we may be unable to retain our existing customers or to develop new customers which would materially and adversely effect our business, financial condition and results of operations.

THE FLUCTUATION OF OUR QUARTERLY OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

        Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the market price of our stock would likely decline. The following factors may cause fluctuations in our operating results:

        - DECREASES IN REVENUE OR INCREASES IN OPERATING EXPENSES. We expect that our operating expenses, particularly our sales and marketing, and our research and development costs, will increase. We budget our operating expenses based on anticipated sales, and a significant portion of our sales and marketing, research and development and general and administrative costs are fixed, at least in the short term. If revenue decreases and we are unable to reduce our operating costs quickly and sufficiently, our operating results could be materially adversely affected. We have entered into and expect to continue to enter into significant customer contracts for the development and supply of our products. We expect to incur significant research and development, sales and marketing and other costs relating to the development, manufacture and sale of these products prior to receiving revenue from these contracts.

        - PRODUCT MIX. The product mix of our sales affects profit margins in any given quarter. As our business evolves and the revenue from the product mix of our sales varies from quarter to quarter, our operating results will likely fluctuate.

        - NEW PRODUCT INTRODUCTIONS. As we introduce new products, the timing of these introductions will affect our quarterly operating results. We may have difficulty predicting the timing of new product introductions and the market acceptance of these new products. If products and services are introduced earlier or later than anticipated, or if market acceptance is unexpectedly high or low, our quarterly operating results may fluctuate unexpectedly. Our quarterly operating results also fluctuate because we incur substantial upfront research and development, sales and marketing, production and other costs to support new product introductions prior to the periods in which we will recognize revenue from new products.

        - USE OF SUPPLY CONTRACTS WITH CUSTOMERS. We rely on long-term supply contracts with our distributor customers. These contracts typically have minimum purchase volumes, and also typically include a non-binding, forward-looking rolling forecast and allow the customer to make certain volume changes within specified periods of time in advance of scheduled production dates. We use these forecasts for internal planning of material procurement and required manufacturing capacity, but cannot predict with certainty incoming orders or changes in forecasts. Our operating results may fluctuate as a result of deviations from forecasted amounts, the timing of substantial orders, decreases in orders, failure to fulfill orders, possible delays or shortages in component supplies, or possible delays in the manufacture or shipment of current or new products.

        - LENGTHY SALES CYCLE. In addition, the length of time between the date of initial contact with a potential customer and the execution of a contract may take several months, and is subject to delays over which we have little or no control. The sale of our products is subject to delays from our customers' budgeting, approval and competitive evaluation processes that typically accompany significant information technology purchasing decisions. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase a product. We commit substantial time and resources to educate potential customers on the use and benefits of our products. Customers may also defer orders as a result of anticipated releases of newer or enhanced products by us or our competitors. As a result, our ability to anticipate the timing and volume of sales to specific customers is limited, and the delay or failure to complete one or more large transactions could cause our operating results to vary significantly from quarter to quarter.

        We believe that quarter-to-quarter comparisons of our operating results will not necessarily be meaningful in predicting our future performance. If we do not achieve our expected revenue, it is possible that our operating results will fall below the expectations of market analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the trading price of our common stock.

WE DEPEND UPON A SMALL NUMBER OF OUR CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE.

        A significant portion of our revenue comes from a small number of customers. Our top ten customers for the year ended December 31, 2000 accounted for approximately 78.7% of our revenue. OmniSky, @ Road and GoAmerica accounted for 45.4%, 8.7% and 5.6% of our revenue, respectively, for the year ended December 31, 2000. Omnisky, Hewlett-Packard and GoAmerica accounted for 61.1%, 10.6% and 5.5% of our revenue, respectively, for the fourth quarter ended December 31, 2000. We expect that a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. If there is a downturn in the business of any of these customers, if we are unable to continue to retain their business, or if we are unable to diversify our customer base, our revenue may decline.

        The term of our agreement with OmniSky expired on May 1, 2000. Although we are currently negotiating a new agreement, there can be no assurance that we will arrive at a new agreement with OmniSky or that we will arrive at a new agreement with terms substantially similar to those contained in the expired agreement. Also, although we have been shipping and provisioning modems to OmniSky pursuant to an open purchase order while observing the same terms as those contained in the expired agreement (with the exception of the per unit activation services fee), there can be no assurance that we will continue to do so. If we fail to negotiate a new agreement with OmniSky or if we discontinue shipping and provisioning to OmniSky, our revenue may decline. As of June 30, 2000, Omnisky became affiliated with us as the result of an investment in our capital stock by Mr. David Oros and by Aether Capital, LLC for which Mr. Oros serves as a Chairman and Chief Executive Officer of Aether Systems, Inc., its sole managing member. Mr. Oros is a director of OmniSky Corporation, which Aether Systems, Inc. is a stockholder.

WE DEPEND ON SOLE SOURCE SUPPLIERS FOR SOME OF OUR COMPONENTS, AND OUR PRODUCT AVAILABILITY AND SALES WOULD BE HARMED IF THESE SUPPLIERS ARE NOT ABLE TO MEET OUR DEMAND AND ALTERNATIVE SOURCES ARE NOT AVAILABLE.

        Our products contain a variety of components that are procured from a variety of suppliers. These components include both tooled parts and industry-standard parts, many of which are used in cellular telephone handsets. Currently, some components and certain integrated circuits are in short supply world-wide due to the explosive growth in demand for cellular-telephone handsets. If the shortage of such components or any other key component persists or worsens, we may not be able to deliver sufficient quantities of our products to satisfy demand. The cost, quality and availability of components are essential to the successful production and sale of our products. Some of these components come from sole or single source suppliers for which alternative sources may not be available. If suppliers are unable to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for a substitute is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed.

IF WE FAIL TO DEVELOP AND MAINTAIN STRATEGIC ALLIANCES, WE MAY NOT BE ABLE TO PENETRATE NEW MARKETS.

        A key element of our business strategy is to penetrate new markets by developing new products through strategic alliances with leading companies. We are currently investing, and plan to continue to invest, significant resources to develop these relationships. We believe that our success in penetrating new markets for our products will depend in part on our ability to maintain these relationships and to cultivate additional or alternative relationships. We cannot assure you that we will be able to develop additional strategic alliances, that existing relationships will continue or be successful in achieving their purposes or that strategic partners will not form competing arrangements.

ANY SIGNIFICANT REDUCTION IN DEMAND FOR HANDHELD COMPUTING DEVICES OR FOR OUR PRODUCTS DESIGNED FOR THOSE DEVICES MAY HARM OUR BUSINESS.

        A significant amount of our revenue is generated by our products for handheld computing devices and portable PCs. Although the demand for handheld computing devices and portable PCs has historically increased at a steady rate, we cannot assure you that the demand for those devices will continue to grow in the future. In addition, certain recent models of handheld computing devices and portable PCs include internal wireless modems installed by the manufacturer which reduce the need for consumers to purchase our wireless modem products. If demand for handheld computing devices and portable PCs and the demand for wireless application for them declines or as more consumers purchase handheld computing devices and PCs with internal wireless modems, the demand for our products would materially decrease and our revenue would decline.

WE MAY NOT BE ABLE TO MAINTAIN AND EXPAND OUR BUSINESS IF WE ARE NOT ABLE TO INTEGRATE OUR MANAGEMENT TEAM AND HIRE, RETAIN, INTEGRATE AND MANAGE ADDITIONAL QUALIFIED PERSONNEL.

        Many members of our senior management have joined our company within the last year. In particular, John Major, our chief executive officer, joined us in July 2000. Melvin Flowers, our chief financial officer, and Steven Schlief, our vice president of operations, joined us in February 2000 and July 2000, respectively. Peter Leparulo, our senior vice president of corporate and strategic development, joined us in September 2000. Ron Plachno, our senior vice president of Manufacturing, joined us in January 2001. As a result, our current management has worked together for only a relatively short time and is in the process of integrating as a team. Our ability to execute our strategies will depend upon our ability to integrate these and future managers into our operations, and there can be no assurance that we will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products.

        Our success in the future depends in part on the continued contribution of our executive, technical, engineering, sales, marketing, manufacturing and administrative personnel. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, especially in the San Diego area. Cash compensation is likely to increase for employees with these skills whom we hire because prospective employees may perceive that the stock option component of our compensation package is not as valuable as it was prior to our initial public offering or that they may choose to minimize the equity component of their compensation package because of the risks inherent in stock-based compensation. In addition, most of our senior management and other key personnel are not bound by employment agreements. If we are not able to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified engineers, we will not be able to maintain and expand our business.

        Over the past year, we have rapidly expanded our direct sales force and expect to hire additional sales personnel commensurate with our sales objectives. We may experience difficulty in integrating the new members of our sales team into our operations. We have limited experience in managing a large, expanding, geographically dispersed sales force. We cannot be certain that we will be able to effectively manage the growing sales force in the future or that newly-hired employees will achieve levels of productivity necessary to sustain our sales and revenue growth.

ANY ACQUISITIONS WE MAKE, OR STRATEGIC ALLIANCES OR JOINT VENTURES THAT ARE ENTERED INTO, COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        As part of our business strategy, we intend to review on an ongoing basis acquisition, strategic alliance and joint venture opportunities that we believe would be advantageous to the development of our business. While we have no current agreements or current discussions with respect to any acquisitions, we may acquire businesses, products, or technologies in the future. If we make any acquisitions, or enter into strategic alliances and joint ventures, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations and the price of our common stock:

        - issue equity securities that would dilute existing stockholders' percentage ownership;

        -       use a substantial portion of our available cash;

        - incur substantial debt, which may not be available to us on favorable terms and may adversely affect our liquidity;

        -       assume contingent liabilities; and

        - take substantial charges in connection with the amortization of goodwill and other intangible assets.

        Acquisitions and joint ventures, also entail numerous risks, including: difficulties in assimilating acquired operations, products and personnel; unanticipated costs; diversion of management's attention from other business concerns; adverse effects on existing business relationships with suppliers and customers; risks of entering markets in which we have limited or no prior experience; and potential loss of key employees from either our preexisting business or the acquired organization. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire or co-develop in the future, and our failure to do so could harm our business and operating results.

OUR FUTURE RESULTS COULD BE HARMED BY RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

        We plan to expand our international sales and marketing activities in the future. We have limited experience in marketing, selling, distributing and manufacturing our products and services internationally. For the year ended December 31, 2000, only approximately 7% of our revenue was derived from international accounts. As we expand international sales, we expect to become subject to a number of risks which may increase our costs, lengthen our sales cycle and require significant management attention. These risks associated with doing business internationally generally include:

        -       changes in foreign currency exchange rates;

        - changes in a specific country's or region's political or economic conditions, particularly in emerging markets, and changes in diplomatic and trade relationships;

        -       less effective protection of intellectual property;

        - trade protection measures and import or export licensing requirements;

        -       potentially negative consequences from changes in tax laws;

        - increased expenses associated with customizing products for foreign countries;

        - unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

        - longer collection cycles and difficulties in collecting accounts receivable; and

        - difficulty in managing widespread sales and research and development operations.

        Our sales and invoices are currently denominated in U.S. dollars. In the future, however, we may record sales and invoice customers in the applicable local foreign currency. If that occurs, we may be exposed to international currency fluctuations.

THE WIRELESS COMMUNICATIONS MARKETS ARE HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

        We compete in the wireless communications markets. The markets for wireless data access products are highly competitive and we expect competition to increase. Many of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They also may devote greater resources than we do to the development, promotion and sale of their products.

        Many of our competitors have more extensive customer bases and broader customer relationships and industry alliances that they could leverage to establish relationships with many of our current and potential customers. These companies also have significantly more established customer support and professional services organizations. In addition, these companies may adopt aggressive pricing policies or offer more attractive terms to customers, may bundle their competitive products with broader product offerings and may introduce new products and enhancements. Current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products. As a result, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

        Our wireless communications products compete with a variety of devices, including wireless modems, traditional wired modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current and potential competitors include:

        - Wireless modem manufacturers, such as Sierra Wireless, Uniden, Wavecom, NextCell and Tellus;

        -       Traditional wired modem manufacturers, such as 3Com and Xircom;

        - Wireless device manufacturers, such as Handspring, Palm and Research in Motion;

        - Wireless handset manufacturers and next generation wireless technology providers, such as Ericsson, Motorola and Nokia; and

        - Non-CDPD private communications network providers, such as Emotiant, Bell South and Metricom.

        We expect our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product introductions or enhancements by our competitors could reduce our sales and the market acceptance of our products, cause intense price competition and make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to remain competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of our market share. Our failure to compete successfully could seriously harm our business, financial condition and results of operations.

OUR PRODUCTS MAY CONTAIN ERRORS OR DEFECTS WHICH COULD DECREASE THEIR MARKET ACCEPTANCE.

        Our products are technologically complex and must meet stringent user requirements. We must develop our software and hardware products quickly to keep pace with the rapidly changing and technologically advanced wireless communications market. Products as sophisticated as ours may contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, and increased customer service and support costs and warranty claims.

WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT OR A CLAIM OF INFRINGEMENT.

        Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We may be required to spend significant resources to monitor and police our intellectual property rights. Before we do so, we may not be able to detect infringement and we may lose competitive position in the market. Intellectual property rights also may be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share. The unauthorized use of our technology by competitors could have a material adverse effect on our ability to sell our products in some markets.

        Although we are not currently involved in any other intellectual property litigation, we may be a party to litigation in the future either to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting litigation could subject us to significant liability for damages and could cause our proprietary rights to be invalidated. Litigation, regardless of the merits of the claim or outcome, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

        - stop using the challenged intellectual property and refrain from selling our products or services that incorporate it;

        - obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which license may not be available on reasonable terms, or at all; and

        - redesign those products or services that are based on or incorporate the challenged intellectual property.

If we are forced to take any of the foregoing actions, we may be unable to manufacture and sell our products, and our business, financial condition and results of operations may be materially adversely affected.

WE MAY NOT BE ABLE TO DEVELOP PRODUCTS THAT COMPLY WITH APPLICABLE GOVERNMENT REGULATIONS.

        Our products must comply with government regulations. For example, in the United States, the Federal Communications Commission ("FCC") regulates many aspects of communications devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to the telephone networks. Radio frequency devices, which include our modems, must be approved under the above regulations by obtaining equipment authorization from the FCC prior to being offered for sale. Additionally, we cannot anticipate the effect that changes in government regulations may have on our ability to develop products in the future. Failure to comply with existing or evolving government regulations or to obtain timely regulatory approvals or certificates for our products could materially adversely affect our business, financial condition and results of operations. An inability or delay in obtaining FCC authorization could result in a decline in future revenue.

ITEM 2. PROPERTIES

        Our principal executive offices are located in San Diego, California where we lease approximately 20,000 square feet under a lease that expires in July 2005. We also lease approximately 10,000 square feet in San Diego under a lease that expires in March of 2005. In addition, we lease approximately 42,500 square feet in Calgary, Alberta, Canada for our research and development organization under a lease that expires in September 2007, and 24,000 square feet in Carlsbad, California utilized for distribution purposes under a lease that expires in August 2003. We also lease space in various geographic locations primarily for sales and support personnel or for temporary facilities.

ITEM 3. LEGAL PROCEEDINGS

        We are from time to time party to various legal proceedings arising in the ordinary course of business. We are not a party to any legal proceedings, which, if adversely determined, would have a material adverse affect on our business, financial condition and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In the quarter ended December 31, 2000, prior to the completion of the our initial public offering, our stockholders took action by written consent in connection with the Company's initial public offering to (i) amend and restate the Company's charter and bylaws and (ii) approve the Company's 2000 Stock Incentive Plan. The Company's charter, as amended and restated, is described in the Company's prospectus dated November 15, 2000 under the caption "Description of Securities," and the Company's 2000 Stock Incentive Plan is also described in the Company's prospectus under the caption "Management--Compensation Plans." The Company's prospectus was filed pursuant to Rule 424(b) under the Securities Act and is incorporated by reference into this annual report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market under the symbol "NVTL." The following table sets forth the high and low sale prices of our common stock as reported on Nasdaq, without retail mark-up, mark-down or commissions, since November 16 2000, the date the shares of our common stock commenced trading:


                                                           HIGH        LOW
                                                       -----------  ----------
2000
Fourth quarter, since November 16, 2000 (the date
our shares commenced trading on Nasdaq)                $    16.250  $    7.938


        On March 13, 2001 the closing price per share of our common stock was $6.06, as reported by Nasdaq. At March 13, 2001 there were approximately 4,174 holders of record of our common stock. No cash dividends were declared or paid in 2000.

        We currently intend to retain all available funds for use in our business, and do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors the board of directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated Financial Statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report. The selected consolidated statement of operations data presented below for each of the years ended December 31, 2000, 1999 and 1998, and the balance sheet data at December 31, 2000 and 1999 are derived from our consolidated financial statements that have been included elsewhere in this annual report. The consolidated statements of operations data for the year ended December 31, 1997 and the period from inception to December 31, 1996 and the balance sheet data at December 31, 1998, 1997 and 1996 are derived from audited consolidated financial statements not included in this annual report.


                                           PERIOD FROM
                                           APRIL 26, 1996                       YEARS ENDED DECEMBER 31,
                                          (INCEPTION) TO     ---------------------------------------------------------------
                                         DECEMBER 31, 1996       1997            1998              1999             2000
                                            ------------     ------------     ------------     ------------     ------------
                                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT
  OF OPERATIONS DATA:
Revenue ................................    $        277     $      3,354     $      5,378     $      9,556     $     61,154
Cost of revenue ........................             168            1,856            3,433           11,955           59,588
                                            ------------     ------------     ------------     ------------     ------------
Gross margin ...........................             109            1,498            1,945           (2,399)           1,566
                                            ------------     ------------     ------------     ------------     ------------
Operating expenses:
  Research and development .............           2,650            1,995            2,333            3,717           13,488
  Sales and marketing ..................             256            2,058            2,685            4,480           18,262
  General and administrative ...........             656            1,944            2,496            4,443            5,027
  Amortization of deferred
   stock compensation ..................                                               115              220           12,833
                                            ------------     ------------     ------------     ------------     ------------
    Total operating expenses ...........           3,562            5,997            7,629           12,860           49,610
                                            ------------     ------------     ------------     ------------     ------------
Loss from operations ...................          (3,453)          (4,499)          (5,684)         (15,259)         (48,044)
Other income (expense) net .............              (9)              23              178           (3,210)           1,120
                                            ------------     ------------     ------------     ------------     ------------
Net loss ...............................    $     (3,462)    $     (4,476)    $     (5,506)    $    (18,469)    $    (46,924)
                                            ============     ============     ============     ============     ============
Net loss per common share:
  Basic and diluted ....................    $      (0.37)    $      (0.51)    $      (0.69)    $      (2.04)    $      (3.24)
                                            ============     ============     ============     ============     ============
  Weighted average shares outstanding ..       9,711,630        9,711,630        9,711,630        9,728,421       15,654,079
                                            ============     ============     ============     ============     ============


                                                                    DECEMBER 31,
                                            ------------------------------------------------------------
                                              1996         1997         1998         1999         2000
                                            --------     --------     --------     --------     --------
                                                                  (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ..............    $  1,262     $  1,927     $  3,497     $ 25,455     $ 66,826
Working capital ........................         274          937        3,383       15,769       67,479
Total assets ...........................       3,065        3,879        6,184       38,118      110,824
Long-term obligations, net of current
portion ................................                                                106          205
Convertible and redeemable preferred
stock ..................................       2,258        6,724       14,812       43,805
Stockholders' equity (deficit) .........        (752)      (1,100)     (14,625)     (31,128)      79,222

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following comments should be read in conjunction with the consolidated financial statements and notes contained elsewhere in this annual report. See "Business Risks and Uncertainties" for trends and uncertainties known to us that could cause reported financial information not to be necessarily indicative of future results.

OVERVIEW

        We are a provider of wireless data access solutions. Since our inception in April 1996, we have been focused on the development and commercialization of two-way wireless data communications technologies. We launched our NRM-6812 OEM module in September 1996, our Sage and first Minstrel products in 1997, our Minstrel III Wireless Modem and Expedite Wireless Modem in April 1999 and our Merlin Type II Wireless Modem in August 1999. In addition, we announced our Minstrel V Wireless Modem for the Palm V handheld computing device in October 1999, our Lancer 3W Modem in April 2000, the Minstrel 540 for the HP Jornada Pocket PC in October 2000, the Minstrel S for the Handspring (TM) Visor (TM) in October 2000 and the Merlin Wireless PC Card for Metricom's 128 kbps Ricochet network in November 2000.

        Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net operating losses in each quarter since inception and have an accumulated deficit of $85.9 million as of December 31, 2000. In addition, we have increased our number of employees from 56 as of December 31, 1998 to 286 as of December 31, 2000.

        We have entered into, and expect to continue to enter into, significant customer contracts for the development and supply of our products. These contracts may place significant demands on our resources. As a result, we expect research and development, sales and marketing and other costs relating to the development, manufacture and sale of our products to increase. We also expect to continue to incur these expenses in periods prior to recognizing revenue from these contracts.

        Revenue. Our revenue has been generated from the sale of wireless modems to wireless telecommunications operators, wireless data content and service providers, resellers and OEM customers. We also generate revenue from product activation services we provide prior to shipping, although this source of revenue has not been significant through December 31, 2000. Revenue from product sales and services, which includes product activation, is recognized upon the later of transfer of title or upon shipment of the product to the customer or upon rendering product activation services, if applicable. Revenue from long-term supply contracts is recognized as products are shipped to customers over the period of the contract. We record deferred revenue for cash payments received from customers in advance of product shipment. We grant price protection provisions to certain customers and we track pricing and other terms offered to customers buying similar products to assess compliance with these provisions. To date, the Company has not incurred material price protection expenses. We establish reserves for estimated product returns and warranty allowances in the period in which revenue is recognized.

        During 1998, we generated revenue of $650,000 under a license agreement. Revenue on this agreement was recognized under the contractual terms, which included successful manufacturing of the product by the customer. Costs of revenue incurred under the agreement totaled approximately $294,000. We did not generate such license revenue in 1999 or 2000.

        Cost of Revenue. Our cost of revenue typically consists of material components, labor for system assembly and testing, product activations, technical support, warranty costs, royalties and overhead expenses. We currently outsource our manufacturing operations to third parties to minimize our capital expenditures and to benefit from contract manufacturer economies of scale.

        Gross Margin. Our overall gross margin, or revenue less cost of revenue, may fluctuate from quarter to quarter as a result of the availability and costs of components, shifts in product mix, the proportion of direct and indirect sales, anticipated decreases in average selling prices and our ability to manage manufacturing costs.

        We have reported negative gross margins for 1999 and the first half of 2000, since our margins were at or near break-even levels based on contracted purchase and sales prices, and our cost of revenue includes costs to support operations well in excess of our revenue and units processed in anticipation of future growth. We consider these excess capacity costs to be a period expense rather than a capitalizable inventory cost, and we account for them accordingly. We had positive gross margins during the second half of 2000 and anticipate this trend to continue. This is primarily due to increased sales volume and changes in product mix and the introduction of additional contract manufacturers with lower costs.

        Research and Development. Our research and development expenses consist of employee compensation, related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. Our research and development costs are expensed as incurred. We believe that continued investment in research and development is critical to achieving our strategic product development and cost reduction objectives and, as a result, expect these expenses to continue to increase in absolute dollars in the future.

        Sales and Marketing. Our sales and marketing expenses consist of employee compensation, sales commissions and related expenses for personnel engaged in marketing, sales and field service support and advertising and promotional materials. We anticipate that sales and marketing expenses will increase in future quarters as we increase sales and marketing operations, expand distribution channels, increase the number of sales and marketing personnel and increase our international sales efforts.

        General and Administrative. Our general and administrative expenses consist of employee compensation and related personnel expenses, recruiting and relocation expenses, professional and consulting fees, and other general corporate expenses.

        Stock-Based Compensation Expense. We recorded cumulative deferred compensation expense of $31.4 million as a result of stock options granted below fair value for accounting purposes through December 31, 2000. This amount represents the difference between the exercise price of these stock option grants and the estimated fair value of the underlying common stock at the time of grant. Of this amount, we have amortized approximately $13.2 million through December 31, 2000. The remaining $18.2 million will be amortized in future periods over the vesting period of the options, which is generally four years. We currently estimate that our stock compensation expense from options granted or issued from our inception in April 1996 through December 31, 2000 will be $10.7 million in 2001, $4.7 million in 2002, $2.1 million in 2003 and $700,000 in 2004, assuming no cancellations or additional stock option grants below fair market value. This expense has no impact on our cash flows. With respect to the amortization of stock-based compensation, we are using the attribute method prescribed by FASB Interpretation No. 28 and SFAS 123.

INDUSTRY TRENDS AND OTHER FACTORS INFLUENCING FUTURE RESULTS OF OPERATIONS

        Our consolidated results of operations may be adversely affected in 2001 and in future years by various factors outside of our control, including decreases in the demand for wireless technology products and decreases in demand for wireless access services for the transmission of data.

        Revenue. Our consolidated results of operations depends upon, among other things:

        - our ability to maintain and increase our sales volumes with existing customers;

        -       our ability to attract new customers for our product offerings;
                and

        - the demand for wireless technology access services and wireless technology products, including PDAs.

        We cannot predict with any certainty whether we will be able to maintain or improve upon our historical sales volumes with our existing customers, or whether we will be able to attract new customers for our wireless technology products. The decrease in demand for the services of our wireless service customers, could lead to a decrease in the demand for our wireless products used by these customers, ultimately adversely impacting our revenue and results of operations.

        Operating Costs and Expenses. As discussed in Item I, "Business--Manufacturing," through calendar 2000, we experienced relatively tight supply of various components, including printed circuit boards, molded plastic components, unique metal components and ASICs. We purchase these components from suppliers for which alternative sources have not been currently available in the quantities and at the prices that we require. We cannot predict whether we will continue to experience limited supplies of certain components used in our manufacturing process. If the availability of these or other components used in the manufacture of our products was to decrease, or if the prices for these components was to increase significantly, our operating costs and expenses could be adversely affected.

RESULTS OF OPERATIONS

        The following table sets forth our consolidated statements of operations expressed as a percentage of revenue for the periods indicated.


                                                           YEARS ENDED DECEMBER 31,
                                                      ------------------------------------
                                                        1998          1999          2000
                                                      --------      --------      --------
                                                          (AS A PERCENT OF REVENUE)
Revenue ..........................................       100.0%        100.0%        100.0%
Cost of revenue ..................................        63.8         125.1          97.4
                                                      --------      --------      --------
Gross margin .....................................        36.2         (25.1)          2.6
                                                      --------      --------      --------
Operating expenses:
  Research and development .......................        43.4          38.9          22.1
  Sales and marketing ............................        49.9          46.9          29.9
  General and administrative .....................        46.4          46.5           8.2
  Amortization of deferred stock compensation ....         2.1           2.3          21.0
                                                      --------      --------      --------
     Total operating expenses ....................       141.8         134.6          81.2
                                                      --------      --------      --------
Loss from operations .............................      (105.6)       (159.7)        (78.6)
                                                      --------      --------      --------
Interest income ..................................         3.3           0.5           1.9
Interest expense .................................                     (34.2)         (0.1)
Other, net .......................................                       0.1
                                                      --------      --------      --------
Net loss .........................................      (102.3)%      (193.3)%       (76.8)%
                                                      ========      ========      ========


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

        Revenue. Revenue for 2000 increased $51.6 million, or 540%, to $61.2 million compared to $9.6 million for 1999. As more fully described in Footnote 12 to the Consolidated Financial Statements, on June 30, 2000, Omnisky Corporation became one of our related parties. Included in this increase is revenue from OmniSky Corporation of $27.8 million and $24.2 million for the year and six months ended December 31, 2000, respectively. In 2000, sales of our cradle products increased by $38.8 million, OEM product sales increased by $11.3 million and PC card sales increased by $1.5 million. Sales of existing products, including the Minstrel V Wireless Modem introduced in October 1999, increased by $39.8 million. The overall increase in product sales is due to the increase in the demand for wireless products. New products contributed to the overall sales increases by $11.8 million with the introduction of the Minstrel 540 Wireless Modem for the HP Jornada Pocket PC in October 2000, the Minstrel S for the Handspring (TM) Visor (TM) in October 2000 and the Merlin Wireless PC Card for Metricom's 128 kbps Ricochet network in November 2000.

        Cost of Revenue. Our cost of revenue for 2000 increased $47.6 million, or 398%, to $59.6 million compared to $12.0 million in 1999. The increase in cost of revenue was primarily the result of increased sales of existing products (approximately $33.1 million), costs associated with the production and sales of new products (approximately $8.9 million) and costs associated with increasing our operating capacity (approximately $5.6 million).

        Gross Margin. Our gross margin for 2000 increased by $4.0 million, or 166%, to $1.6 million compared to negative $2.4 million in 1999.

        Research and Development. Our research and development expenses for 2000 increased $9.8 million, or 263%, to $13.5 million compared to $3.7 million in 1999. The increase was due to an increase in personnel expenses of $4.9 million, an increase in depreciation and facility overhead expenses of $1.7 million, an increase in research supplies and expendable equipment of approximately $1.3 million, an increase in outside consulting services of approximately $900,000 and an increase in other expenses relating to projects in development of $1.0 million.

        Sales and Marketing. Sales and marketing expenses for 2000 increased $13.8 million, or 308%, to $18.3 million compared to $4.5 million in 1999. The increase was the result of additional personnel expenses of $3.9 million, expanded advertising and marketing expenses of $2.7 million, a $2.0 million increase in spending for participation in trade shows and $2.9 million to support new products and expand distribution channels. In addition, included in sales and marketing expense in 2000 is a one-time non-cash charge of approximately $2.3 million for the beneficial conversion feature relating to preferred stock issued to a qualified institutional buyer in a private offering. Concurrent with this private offering, the Company entered into a product purchase and licensing agreement with the same investor.

        General and Administrative. General and administrative expenses for 2000 increased $600,000, or 13%, to $5.0 million compared to $4.4 million in 1999. This increase was primarily due to an increase in personnel expense of approximately $1.3 million and an increase in legal and accounting expenses of approximately $500,000, offset by a change in foreign currency translation of approximately $1.2 million. This change in foreign currency translation was the result of a gain of approximately $660,000 in 2000 compared to a loss of approximately $540,000 in 1999.

        Amortization of deferred stock compensation. Amortization of deferred stock compensation for 2000 increased $12.6 million to $12.8 million compared to $220,000 in 1999. This increase is due to significant stock options issued during 2000, resulting in gross deferred compensation of $30.3 million. Refer to Footnote 9 for a complete discussion of stock option activity.

        Interest Income. Interest income for 2000 increased $1.1 million to $1.2 million compared to $47,000 in 1999. The increase was due to income on the proceeds from the Series C financing which closed on December 31, 1999, the proceeds from the Series D financing which closed in June and July of 2000 and the proceeds from our initial public offering.

        Interest Expense. Interest expense amounted to $3.3 million for 1999 due to the non-cash charges we incurred in connection with the convertible subordinated debentures that we issued and sold in 1999 and the related common stock warrants issued in connection with those debentures. Interest expense of $43,000 for 2000 relates to the interest charges on capital leases.

        Net Loss. The net loss for 2000 increased $28.4 million, or 154%, to $46.9 million compared to $18.5 million in 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

        Revenue. Revenue for 1999 increased $4.2 million, or 78%, to $9.6 million compared to $5.4 million in 1998. In 1999, sales of existing products increased by $1.5 million due to the overall increase in demand for wireless products. New products also contributed to the overall sales by $3.3 million with the introduction of the Expedite Wireless Modem in April 1999 and the Merlin Type II Wireless Modem in August 1999. This increase is partially offset by a decrease of $650,000 in contract research revenue during 1999 compared to 1998 as the Company did not have any research contracts.

        Cost of Revenue. Our cost of revenue for 1999 increased $8.5 million, or 248%, to $12.0 million compared to $3.4 million in 1998. The increase in cost of revenue was primarily the result of increased sales of existing products (approximately $1.4 million), costs associated with the production and sales of new products (approximately $2.8 million) and costs associated with changing manufacturers and moving production during the year (approximately $1.0 million) offset in part by a decrease in contract research costs of $720,000 as the Company did not have any research contracts. Prior to 1999, we used offshore contract manufacturers. In the first quarter of 1999, our principal manufacturer experienced financial difficulties as a result of the general downturn in the Asian economies and, as a result, ceased production of our finished goods. To maintain production levels in the short-term, we and our new manufacturer were forced to purchase raw materials for immediate delivery at premium prices.

        Gross Margin. Gross margin for 1999 decreased by $4.3 million, or 223%, to negative $2.4 million compared to $1.9 million in 1998.

        Research and Development. Research and development expenses for 1999 increased $1.4 million, or 59%, to $3.7 million compared to $2.3 million in 1998. The increase was primarily due to an increase in personnel expenses of $703,000 and an increase in expenses relating to projects in development of $697,000.

        Sales and Marketing. Sales and marketing expenses for 1999 increased $1.8 million, or 67%, to $4.5 million compared to $2.7 million in 1998. The increase was the result of increased personnel expenses of $1.1 million, expanded advertising expenses of $388,000 and expenditures to support new products and to expand our distribution channels resulting in a $171,000 increase.

        General and Administrative. General and administrative expenses for 1999 increased $1.9 million, or 78%, to $4.4 million compared to $2.5 million in 1998. This increase was due to an increase in the number of personnel from 1998 to 1999 resulting in a $434,000 increase, our relocation of the administrative functions from Calgary to San Diego which amounted to an increase of $750,000 and an increase in professional fees of $440,000.

        Amortization of deferred stock compensation. Amortization of deferred stock compensation for 1999 increased $105,000, or 91% to $220,000 compared to $115,000 in 1998. This increase is due to stock options issued towards the end of 1998, which were amortized for a full year in 1999, in addition to deferred compensation expense recorded as a result of stock options issued in 1999 at a price below fair value.

        Interest Expense. Interest expense amounted to $3.3 million for 1999 due to the non-cash charges we incurred in connection with the convertible subordinated debentures that we issued and sold in 1999 and the related common stock warrants issued in connection with these debentures. We did not incur any interest expense during 1998.

        Interest Income. Interest income for 1999 decreased $131,000, or 74%, to $47,000 compared to $178,000 in 1998. The decrease was due to lower average cash invested in 1999 compared to 1998.

        Net Loss. The net loss for 1999 increased $13.0 million, or 235%, to $18.5 million compared to $5.5 million in 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

        Revenue. Revenue for 1998 increased $2.0 million, or 60%, to $5.4 million compared to $3.4 million in 1997. In 1998, sales of existing products increased by $800,000 due to the overall increase in demand for wireless products. New products also contributed to the overall sales by $2.5 million with the introduction of the original Minstrel, Sage and Contact products in late 1997. This increase was partially offset by a decrease of $750,000 in license and research contract revenue during 1998 compared to 1997.

        Cost of Revenue. Our cost of revenue for 1998 increased $1.5 million, or 85%, to $3.4 million compared to $1.9 million in 1997. The increase in cost of revenue was the result of the costs of increased units sold and the start-up costs associated with the production of new products, offset by a decrease in costs related to research contact of approximately $426,000.

        Gross Margin. Gross margin for 1998 increased by $400,000, or 30%, to $1.9 million compared to $1.5 million in 1997.

        Research and Development. Research and development expenses for 1998 increased $300,000, or 17%, to $2.3 million compared to $2.0 million in 1997. Fiscal year 1997 included approximately $500,000 for research and development costs to further projects we commenced in 1996.

        Sales and Marketing. Sales and marketing expenses for 1998 increased $600,000, or 30%, to $2.7 million compared to $2.1 million in 1997. The increase was the result of increased headcount. During 1998, we also increased marketing expenditures to support new products and expand our distribution channels.

        General and Administrative. General and administrative expenses for 1998 increased $600,000, or 28%, to $2.5 million compared to $1.9 million in 1997. This increase was due to additions to our senior management team and administrative personnel.

        Amortization of deferred stock compensation. Amortization of deferred stock compensation amounted to $115,000 for 1998 compared to none in 1997. During 1997, the Company did not issue any stock options at a price below fair value and therefore did not record deferred compensation expense. In 1998, the Company issued stock options at a price below fair value and therefore recorded deferred compensation expense associated with those options.

        Interest Income. Interest income for 1998 increased $155,000, or 674%, to $178,000 compared to $23,000 in 1997. This increase was due to additional interest income earned on our increased average cash and short-term investment balances.

        Net Loss. The net loss for 1998 increased $1.0 million or 23% to $5.5 million compared to $4.5 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Prior to the completion of our initial public offering in November 2000, we funded our operations primarily through private sales of our equity securities and the issuance of debt instruments, and to a lesser extent, capital lease arrangements and borrowings under our line of credit. To date, gross proceeds from these transactions have totaled approximately $149.3 million, including gross proceeds from our initial public offering of $56 million and the exercise of the underwriters over-allotment option in December 2000 of $8.2 million. At December 31, 2000 we had approximately $66.8 million in cash and cash equivalents.

        For the years ended December 31, 1998, 1999 and 2000, we used net cash in operating activities of $5.0 million, $5.2 million and $41.0 million, respectively. Our operating activities included major uses of cash to fund our 2000 net loss of $46.9 million which included a $12.8 million non-cash charge for deferred compensation expenses related to stock options issued to employees during the year and a one-time $2.3 million non-cash beneficial conversion charge recorded during 2000. During 2000, we used cash by increasing accounts receivable by $14.3 million, inventories by $3.1 million, prepaid expenses and other assets by $2.9 million and decreased deferred revenues by $6.1 million, and generated cash flows by increasing accounts payable and accrued expenses by approximately $16.5 million.

        Our net cash used in investing activities in 2000 was $11.4 million, which was for purchases of property and equipment of approximately $9.2 million and purchases of intangibles of approximately $2.3 million. Our net cash used in investing activities in 1998 and 1999 was $300,000 and $600,000, respectively, and was also primarily for purchases of property and equipment. These capital expenditures were primarily investments for equipment to test our products and to support our business.

        Cash provided from financing activities, consisting primarily of net proceeds from the sale of our equity securities, was $93.8 million for the year ending December 31, 2000, including net proceeds from our initial public offering of approximately $57.2 million and net proceeds from the issuance of our Series D Preferred Stock of approximately $35.8 million. For the years ended December 31, 1999 and 1998, net proceeds from equity issuances amounted to $27.7 million and $7.7 million, respectively.

        In December 2000, we entered into a credit facility with a bank, which allows the Company to borrow up to the lesser of $10 million or 80% of eligible accounts receivable balances. This credit facility bears interest at prime plus 1% (9.5% at December 31,2000), is secured by substantially all assets of the Company and expires in June 2001.

        We believe that our available cash reserves, which include proceeds from our initial public offering in November 2000, will be sufficient to fund operations and to meet our working capital needs and anticipated capital expenditures for at least the next twelve months. We anticipate capital expenditures of between $10 million and $20 million over the course of the next twelve months. We may also use a portion of our working capital to invest in complementary products, to license other technology or to make acquisitions. We may raise additional funds to finance the further expansion of our business, finance unexpected expenditures, continue to develop new products and enhancements to our current products, or acquire technologies or businesses, including strategic alliances and joint ventures. Additional financing may not be available when needed, on favorable terms, or at all.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


        We do not currently use derivative financial instruments. We generally place our cash and short-term investments in high-credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material; however, these investments are subject to interest rate risk. We do not currently enter into foreign currency hedge transactions. For the year ending December 31, 2000, we had a foreign currency gain of approximately $660,000 recorded in general and administrative expenses as a result of translating the accounts of our Canadian subsidiary. Revenues generated outside the United States, as a percentage of total revenues were 7% in 2000 and 12% in 1999. Fluctuations in foreign exchange rates could impact future operating results.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The index to our Consolidated Financial Statements and the Report of Independent Public Accountants appears in Part IV of this annual report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


(a) Identification of Directors. The information under the caption "Election of Directors," appearing in the Proxy Statement to be filed for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

(b) Identification of Executive Officers. The information under the caption "Certain Information with Request to Executive Officers," appearing in the Proxy Statement to be filed for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption "Compliance with Federal Securities Laws," appearing in the Proxy Statement to be filed for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information under the heading "Executive Compensation and Other Information" appearing in the Proxy Statement to be filed for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the headings "Principal Stockholders" appearing in the Proxy Statement to be filed for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the headings "Principal Stockholder Certain Relationships and Related Transactions," appearing in the Proxy Statement to be filed for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.       Index to Consolidated Financial Statements

See Index to Consolidated Financial Statements and financial statement schedules.

(a)  2.       Index to Financial Statement Schedules

The following Financial Statement Schedules for the years ended December 31, 2000, 1999 and 1998 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.


Schedule                                                                                     Page
--------                                                                                     ----
Schedule II - Valuation and Qualifying Accounts                                                55

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.


(a)  3.       Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:


3.1            Certificate of Incorporation

3.2            Bylaws

4.1(1)         Specimen Common Stock Certificate.

10.1(2)        1997 Stock Option Plan, as Amended and Restated.

10.2(2)        2000 Stock Incentive Plan.

10.3(2)        2000 Employee Stock Purchase Plan.

10.4(1)        Amended and Restated Registration Rights Agreement, dated as of
               June 15, 1999, by and among Novatel Wireless, Inc. and some of its stockholders.

10.5(1)        Amended and Restated Investors' Rights Agreement, dated as of
               June 30, 2000, by and among Novatel Wireless, Inc. and some of its stockholders.

10.6(1)        Form of Indemnification Agreement between Novatel Wireless, Inc.
               and each of its officers and directors.

10.7 Loan and Security Agreement, dated as of December 21, 2000, by and between Novatel Wireless, Inc. and Venture Banking Group, a division of Cupertino National Bank, as amended.

10.8(1)        Real Property Sublease dated as of July 7, 2000, by and between
               Sicor Inc. (formerly Gensia Sicor, Inc.) and Novatel Wireless,
               Inc., for 9360 Towne Centre Drive, San Diego, California.

10.9(1)        Real Property Lease, dated as of February 1, 1997, by and between
               Novatel Wireless Technologies Ltd. and Sun Life Assurance Company of Canada, for 6715 8th St., N.E., Calgary, Alberta.

*10.10(1)      Supply Agreement, dated as of March 31, 2000, by and between
               Novatel Wireless, Inc. and Hewlett-Packard Company.

*10.11(1)      Technology License, Manufacturing and Purchase Agreement, dated as of October 13, 1999, by and between Novatel Wireless, Inc. and
               Metricom, Inc.

*10.12(1)      Supply Agreement, dated as of August 12, 1999, by and between
               Novatel Wireless, Inc. and OpenSky Corporation (currently known as OmniSky Corporation).

*10.13(1)      Electronic Manufacturing Services, dated as of September 3, 1999, by and between Novatel Wireless, Inc.

               and Sanmina (Canada) ULC.

*10.14(1)      Letter Agreement, dated as of March 15, 2000, by and between
               Novatel Wireless, Inc. and Symbol Technologies, Inc.

*10.15(1)      Agreement for Purchase and Sale of Novatel Wireless, Inc. Mobile
               Terminal Units dated as March 2000 by and between Novatel
               Wireless, Inc. and VoiceStream Wireless Corporation.

*10.16(1)      Agreement for Electronic Manufacturing Services, dated as of
               April 8, 2000, by and between Novatel Wireless, Inc. and GVC
               Corporation.

**10.17(1)     Employment Agreement, dated as of July 24, 2000, by and between
               Novatel Wireless, Inc. and John Major.

**10.18(1)     Employment Agreement, dated as of August 21, 1996, by and among
               Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and
               Ambrose Tam.

10.19(1) Standard Manufacturing Agreement, dated as of August 8, 2000, by and between Novatel Wireless, Inc. and Solectron de Mexico, S.A.
               de C.V.

10.20(1)       First Amendment to Employment Agreement, dated as of September
               22, 2000, by and among Novatel Wireless, Inc., Novatel Wireless
               Technologies Ltd. and Ambrose Tam.

*10.21(1)      Product Purchase and License Agreement, dated as of October 23,
               2000, by and between Novatel Wireless Inc. and Intel Corporation.

21             Subsidiaries of Novatel Wireless, Inc.

23.1           Consent of Arthur Andersen LLP, Independent Public Accountants

23.2           Consent of Arthur Andersen LLP, Independent Public Accountants

24             Power of Attorney (See signature page)


---------------

1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended.

2) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-53692), filed January 12, 2001.

*       Confidential treatment requested as to some portions of this Exhibit.

**      Management contract or compensation plan or arrangement.

(b)            Reports on Form 8-K

None.

Supplemental Information

No Annual Report to Stockholders or Proxy materials have been sent to stockholders as of the date of this report. The Annual Report to Shareholders and Proxy material will be furnished to the Company's stockholders subsequent to the filing of this report and the Company will furnish such material to the Securities and Exchange Commission at that time.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 22, 2001                 Novatel Wireless, Inc.
       ---------------------

                                      By:   /s/ John Major
                                         -------------------------------------
                                          John Major,
                                          Chairman and Chief Executive Officer


                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Major and Melvin Flowers, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


SIGNATURE                                 TITLE                                                DATE
---------                                 -----                                                ----
/s/ John Major                            Chairman and Chief Executive                         March 22, 2001
-------------------------------           Officer (Principal Executive Officer)
    John Major

 /s/ Ambrose Tam                          President, Chief Operation Officer                   March 22, 2001
-------------------------------           and Chief Technology Officer
     Ambrose Tam

/s/ Melvin Flowers                        Senior Vice President and Chief                      March 22, 2001
-------------------------------           Financial Officer (Principal Financial
    Melvin Flowers                        and Accounting Officer)

/s/ Robert Getz                           Director                                             March 22, 2001
-------------------------------
    Robert Getz

/s/ Nathan Gibb                           Director                                             March 22, 2001
-------------------------------
    Nathan Gibb

/s/ H.H. Haight                           Director                                             March 22, 2001
-------------------------------
    H.H. Haight

/s/ David Oros                            Director                                             March 22, 2001
-------------------------------
    David Oros

/s/ Mark Rossi                            Director                                             March 22, 2001
-------------------------------
    Mark Rossi

/s/ Steven Sherman                        Director                                             March 22, 2001
-------------------------------
    Steven Sherman

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets................................................     36

Consolidated Statements of Operations......................................     37

Consolidated Statements of Shareholders' Equity (Deficit)..................     38

Consolidated Statements of Cash Flows......................................     39

Notes to Consolidated Financial Statements.................................     40

Report of Independent Public Accountants...................................     54

Financial Statement Schedule ..............................................     55

                             NOVATEL WIRELESS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31,
                                                                     -------------------------------
                                                                          1999              2000
                                                                     -------------     -------------
ASSETS

Current assets:
  Cash and cash equivalents .....................................    $  25,455,000     $  66,826,000
  Accounts receivable, net of allowance for doubtful accounts
    of $181,000 (1999) and $253,000 (2000) ......................        1,345,000         8,093,000
  Accounts receivable -- related party (Note 12) ................                          7,446,000
  Inventories ...................................................        4,706,000         7,783,000
  Due from contract manufacturers ...............................        4,732,000         5,340,000
  Prepaid expenses and other ....................................          480,000         3,388,000
                                                                     -------------     -------------
    Total current assets ........................................       36,718,000        98,876,000
                                                                     -------------     -------------

  Property and equipment, net ...................................        1,346,000         8,986,000
  Intangible assets .............................................                          2,260,000
  Other assets ..................................................           54,000           702,000
                                                                     -------------     -------------
                                                                     $  38,118,000     $ 110,824,000
                                                                     =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ..............................................    $  11,560,000     $  23,829,000
  Accrued expenses ..............................................        1,174,000         5,390,000
  Deferred revenues .............................................        8,134,000         1,996,000
  Current portion of capital lease obligations ..................           81,000           182,000
                                                                     -------------     -------------
    Total current liabilities ...................................       20,949,000        31,397,000
                                                                     -------------     -------------

Capital lease obligations, net of current portion ...............          106,000           205,000

Convertible and redeemable minority interest ....................        4,386,000
Convertible and redeemable preferred stock,
 24,067,245 shares issued and outstanding (1999),
 at liquidation value, net of unamortized offering costs
 of $2,875,000 ..................................................       43,805,000

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, par value $.001, 15,000,000
    shares authorized, no shares issued or outstanding ..........
  Common stock, par value $.001, 350,000,000
    shares authorized, 9,752,880 (1999) and 53,800,830 (2000)
    shares issued and outstanding ...............................           10,000            54,000
  Additional paid-in capital ....................................        4,784,000       183,300,000
  Deferred stock compensation ...................................         (800,000)      (18,234,000)
  Accumulated deficit ...........................................      (35,122,000)      (85,898,000)
                                                                     -------------     -------------
    Total stockholders' equity (deficit) ........................      (31,128,000)       79,222,000
                                                                     -------------     -------------
                                                                     $  38,118,000     $ 110,824,000
                                                                     =============     =============


See accompanying notes to consolidated financial statements.

                             NOVATEL WIRELESS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                        1998             1999             2000
                                                    ------------     ------------     ------------
Revenue ........................................    $  5,378,000     $  9,556,000     $ 36,947,000
Revenue -- related party (Note 12) .............                                        24,207,000
                                                    ------------     ------------     ------------
    Total revenue ..............................       5,378,000        9,556,000       61,154,000
                                                    ------------     ------------     ------------
Cost of revenue ................................       3,433,000       11,955,000       37,113,000
Cost of revenue -- related party ...............                                        22,475,000
                                                    ------------     ------------     ------------
    Total cost of revenue ......................       3,433,000       11,955,000       59,588,000
                                                    ------------     ------------     ------------
    Gross margin ...............................       1,945,000       (2,399,000)       1,566,000
                                                    ------------     ------------     ------------
Operating costs and expenses:
  Research and development .....................       2,333,000        3,717,000       13,488,000
  Sales and marketing(**) ......................       2,685,000        4,480,000       18,262,000
  General and administrative ...................       2,496,000        4,443,000        5,027,000
  Amortization of deferred stock
    compensation(*).............................         115,000          220,000       12,833,000
                                                    ------------     ------------     ------------
   Total operating costs and expenses ..........       7,629,000       12,860,000       49,610,000
                                                    ------------     ------------     ------------
   Operating loss ..............................      (5,684,000)     (15,259,000)     (48,044,000)
Other income (expense):
  Interest income ..............................         178,000           47,000        1,156,000
  Interest expense .............................                       (3,267,000)         (43,000)
  Other, net ...................................                           10,000            7,000
                                                    ------------     ------------     ------------
     Net loss ..................................    $ (5,506,000)    $(18,469,000)    $(46,924,000)
                                                    ============     ============     ============
Per share data:
  Net loss applicable to common stockholders ...    $ (6,657,000)    $(19,873,000)    $(50,776,000)
  Weighted average shares used in
      computation of basic and diluted net
      loss per common share ....................       9,711,630        9,728,421       15,654,079
                                                    ------------     ------------     ------------
  Basic and diluted net
     loss per common share .....................    $      (0.69)    $      (2.04)    $      (3.24)
                                                    ============     ============     ============

(*) Amortization of deferred stock compensation:
    Cost of revenue ............................                                      $    370,000
    Research and development ...................                                           430,000
    Sales and marketing ........................                                           419,000
    General and administrative .................    $    115,000     $    220,000       11,614,000
                                                    ------------     ------------     ------------
                                                    $    115,000     $    220,000     $ 12,833,000
                                                    ============     ============     ============


(**) Sales and marketing expense in
     2000 includes a $2,283,000 one-time
     non-cash charge for the beneficial
     conversion feature relating to the
     434,782 Preferred Series D shares
     issued for $5.75 at a discount of
     $5.25 in October 2000


See accompanying notes to consolidated financial statements.

                             NOVATEL WIRELESS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                         PREFERRED STOCK                     COMMON STOCK
                                                    ----------------------------    ------------------------------
                                                       SHARES          AMOUNT           SHARES           AMOUNT
                                                    -----------    -------------    -------------    -------------
Balance, January 1, 1998 .....................                                      $   9,711,630    $      10,000
 Deferred compensation for stock options
   issued ....................................
 Amortization of deferred compensation .......
 Accretion of dividends on minority
   interest in NWT ...........................
 Accretion of dividends on convertible
   and redeemable preferred stock of
   NWI .......................................
 Amortization of offering costs for
   convertible and redeemable preferred
   stock .....................................
 Net loss ....................................
                                                    -----------    -------------    -------------    -------------
Balance, December 31, 1998 ...................                                          9,711,630           10,000
 Additional paid-in capital from stock
   options exercised .........................                                             41,250
 Deferred compensation for stock options
   issued ....................................
 Amortization of deferred compensation .......
 Accretion of dividends on minority
   interest in NWT ...........................
 Accretion of dividends on convertible
   and redeemable preferred stock of
   NWI .......................................
 Amortization of offering costs for
   convertible and redeemable preferred
   stock .....................................
 Imputed value of warrants issued with
   convertible subordinated debentures .......
Net loss .....................................
                                                    -----------    -------------    -------------    -------------

Balance, December 31, 1999 ...................                                          9,752,880           10,000

 Issuance of convertible preferred stock,
   net of issuance costs .....................        6,326,932            6,000
 Exercise of stock options and warrants ......                                          1,232,537            1,000
 Deferred compensation for stock options
   issued ....................................
 Amortization of deferred compensation .......
 Accretion of dividends on minority
   interest in NWT ...........................
 Accretion of dividends on convertible
   and redeemable preferred stock of NWI .....
 Amortization of offering costs for
   convertible and redeemable preferred
   stock .....................................
 Issuance of common stock in initial public
   offering, net of issuance costs ...........                                          8,025,000            8,000
 Conversion of convertible and redeemable
   preferred stock upon the initial public
   offering ..................................                                         28,463,481           29,000
 Conversion of convertible preferred stock
   upon the initial public offering ..........       (6,326,932)          (6,000)       6,326,932            6,000
Net loss .....................................
                                                    -----------    -------------    -------------    -------------

Balance, December 31, 2000 ...................                     $                $  53,800,830    $      54,000
                                                    ===========    =============    =============    =============


                                                    ADDITIONAL                                             TOTAL
                                                     PAID-IN         DEFERRED         ACCUMULATED      STOCKHOLDERS'
                                                     CAPITAL       COMPENSATION         DEFICIT       EQUITY (DEFICIT)
                                                  -------------    -------------     -------------    ----------------
Balance, January 1, 1998 .....................    $     499,000                      $  (8,592,000)    $  (8,083,000)
 Deferred compensation for stock options
   issued ....................................          276,000    $    (276,000)
 Amortization of deferred compensation .......                           115,000                             115,000
 Accretion of dividends on minority
   interest in NWT ........ ..................                                            (273,000)         (273,000)
 Accretion of dividends on convertible
   and redeemable preferred stock of
   NWI .......................................                                            (859,000)         (859,000)
 Amortization of offering costs for
   convertible and redeemable preferred
   stock .....................................                                             (19,000)          (19,000)
 Net loss ....................................                                          (5,506,000)       (5,506,000)
                                                  -------------    -------------     -------------     -------------
Balance, December 31, 1998 ...................          775,000         (161,000)      (15,249,000)      (14,625,000)
 Additional paid-in capital from stock
   options exercised .........................           30,000                                               30,000
 Deferred compensation for stock options
   issued ....................................          859,000         (859,000)
 Amortization of deferred compensation .......                           220,000                             220,000
 Accretion of dividends on minority
   interest in NWT ...........................                                            (286,000)         (286,000)
 Accretion of dividends on convertible
   and redeemable preferred stock of
   NWI .......................................                                          (1,096,000)       (1,096,000)
 Amortization of offering costs for
   convertible and redeemable preferred
   stock .....................................                                             (22,000)          (22,000)
 Imputed value of warrants issued with
   convertible subordinated debentures .......        3,120,000                                            3,120,000
Net loss .....................................                                         (18,469,000)      (18,469,000)
                                                  -------------    -------------     -------------     -------------

Balance, December 31, 1999 ...................        4,784,000         (800,000)      (35,122,000)      (31,128,000)

 Issuance of convertible preferred stock,
   net of issuance costs .....................       38,087,000                                           38,093,000
 Exercise of stock options and warrants ......          951,000                                              952,000
 Deferred compensation for stock options
   issued ....................................       30,267,000      (30,267,000)
 Amortization of deferred compensation .......                        12,833,000                          12,833,000
 Accretion of dividends on minority
   interest in NWT ...........................                                            (197,000)         (197,000)
 Accretion of dividends on convertible
   and redeemable preferred stock of NWI .....                                          (3,146,000)       (3,146,000)
 Amortization of offering costs for
   convertible and redeemable preferred
   stock .....................................                                            (509,000)         (509,000)
 Issuance of common stock in initial public
   offering, net of issuance costs ...........       57,195,000                                           57,203,000
 Conversion of convertible and redeemable
   preferred stock upon the initial public
   offering ..................................       52,016,000                                           52,045,000
 Conversion of convertible preferred stock
   upon the initial public offering ..........
Net loss .....................................                                         (46,924,000)      (46,924,000)
                                                  -------------    -------------     -------------     -------------

Balance, December 31, 2000 ...................    $ 183,300,000    $ (18,234,000)    $ (85,898,000)    $  79,222,000
                                                  =============    =============     =============     =============


See accompanying notes to consolidated financial statements.

                             NOVATEL WIRELESS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------
                                                                   1998             1999             2000
                                                               ------------     ------------     ------------
Operating activities:
  Net loss ................................................    $ (5,506,000)    $(18,469,000)    $(46,924,000)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization .........................         442,000          672,000        1,853,000
    Provision for bad debt ................................                          137,000           72,000
    Compensation for stock options issued below fair
      value ...............................................         115,000          220,000       12,833,000
    Compensation for warrants issued in connection
      with convertible subordinated debentures ............                        3,120,000
    One-time non-cash beneficial conversion charge ........                                         2,283,000
    Changes in assets and liabilities:
      Accounts receivable .................................        (214,000)        (875,000)      (6,820,000)
      Accounts receivable -- related party ................                                        (7,446,000)
      Due from contract manufacturers .....................                       (4,732,000)        (608,000)
      Inventories .........................................        (226,000)      (4,050,000)      (3,077,000)
      Prepaid expenses and other ..........................        (127,000)        (256,000)      (2,908,000)
      Other assets ........................................                          (54,000)        (648,000)
      Accounts payable ....................................         332,000       10,391,000       12,269,000
      Accrued expenses ....................................         156,000          576,000        4,218,000
      Deferred revenues ...................................                        8,134,000       (6,138,000)
                                                               ------------     ------------     ------------
        Net cash used in operating activities .............      (5,028,000)      (5,186,000)     (41,041,000)
                                                               ------------     ------------     ------------
Investing activities:
  Purchases of property and equipment .....................        (313,000)        (880,000)      (9,170,000)
  Purchase of intangible assets ...........................                                        (2,260,000)
  Net change in short-term investments ....................         (36,000)         296,000
                                                               ------------     ------------     ------------
        Net cash used in investing activities .............        (349,000)        (584,000)     (11,430,000)
                                                               ------------     ------------     ------------
Financing activities:
  Payments on promissory notes ............................        (500,000)
  Net issuance of convertible and redeemable preferred
     Stock.................................................       7,197,000       24,625,000

  Net issuance of convertible and redeemable minority
    interest shares .......................................         510,000
  Issuance of convertible preferred stock .................                                        35,810,000
  Proceeds from exercise of stock options .................                           30,000          952,000
  Proceeds from issuance of convertible subordinated
     debentures ...........................................                        3,120,000
  Net proceeds from initial public offering ...............                                        57,203,000
  Payments under capital lease obligation .................                          (47,000)        (123,000)
                                                               ------------     ------------     ------------
        Net cash provided by financing activities .........       7,207,000       27,728,000       93,842,000
                                                               ------------     ------------     ------------
        Net increase in cash and cash equivalents .........       1,830,000       21,958,000       41,371,000
Cash and cash equivalents, beginning of period ............       1,667,000        3,497,000       25,455,000
                                                               ------------     ------------     ------------
Cash and cash equivalents, end of period ..................    $  3,497,000     $ 25,455,000     $ 66,826,000
                                                               ============     ============     ============
Supplemental disclosures of non-cash investing and
  financing activities:
  Conversion of convertible subordinated debentures
    and related accrued interest into Series C
    convertible and redeemable preferred stock ............                     $  3,250,000
  Conversion of convertible and redeemable preferred
    stock into shares of common stock upon the
    initial public offering ...............................                                      $ 52,045,000
  Accretion of dividends on minority interest .............    $    273,000          286,000          197,000
  Accretion of dividends on convertible and
    redeemable preferred stock ............................         859,000        1,096,000        3,146,000
  Amortization of offering costs for convertible and
    redeemable preferred stock ............................          19,000           22,000          509,000
  Deferred compensation for stock options issued ..........         276,000          859,000       30,267,000
  Property and equipment acquired under capital
    lease obligations .....................................                          234,000          323,000

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest ..............................................    $                $      7,000     $     44,000


See accompanying notes to consolidated financial statements.

                             NOVATEL WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

        Novatel Wireless, Inc., a Delaware corporation (the "Company") is headquartered in San Diego, California. The Company is a provider of wireless data modems and enabling software for use with handheld computing devices and portable personal computers that allow businesses and consumers to access personal, corporate and public information through email, enterprise networks and the Internet. The Company also offers its wireless data modems and custom engineering services for hardware integration projects in a wide range of vertical applications.

        The Company's subsidiaries include wholly owned Novatel Wireless Solutions, Inc., incorporated in Delaware, and wholly owned Novatel Wireless Technologies Ltd. ("NWT"), incorporated in Alberta, Canada.

2. RISKS AND UNCERTAINTIES

Company Operations

        The Company is subject to a number of risks and uncertainties associated with companies at a similar stage of maturity, has only a limited operating history and the revenue and income potential of the Company's business and markets are unproven. Further, the markets for wireless Internet products and services are relatively new and rapidly evolving both technologically and competitively.

        The Company has experienced net losses in each year since its inception and had an accumulated deficit of $85.9 million at December 31, 2000. The Company incurred net losses of $5.5 million, $18.5 million, and $46.9 million and negative cash flows from operations of $5.0 million, $5.2 million, and $41.0 million for the years ended December 31, 1998, 1999 and 2000, respectively. The Company expects to continue to incur significant losses for the foreseeable future. While the Company is unable to predict accurately its future operating expenses, the Company currently expects these expenses to increase substantially, as it, among other things, expands its selling and marketing activities, increases its research and development efforts to upgrade its existing services and develop new services and technologies, upgrades its operational and financial systems, procedures and controls, and hires and trains additional personnel.

        The Company will need to significantly increase its revenues to achieve and maintain profitability. If it fails to significantly increase its revenues, the Company will continue to experience losses and, accordingly, the Company may be required to obtain additional financing in the future. Management believes that the Company's cash reserves including net proceeds from the initial public offering (see Note 3) will be sufficient to fund operations for at least the next twelve months.

3. RECENT FINANCINGS AND EQUITY ACTIVITY

Initial Public Offering

        In November 2000, the Company completed its initial public offering transaction, raising approximately $57.2 million, net of offering costs of approximately $7 million, upon the issuance of 8,025,000 shares of the Company's common stock. On the closing of this transaction, all classes of preferred stock converted into shares of common stock of the Company on a one-for-one basis.

Series D Convertible Preferred Stock

        In June and July of 2000, the Company issued 5,892,150 shares of Series D convertible preferred stock at $5.75 per share to accredited investors in a private placement. Net proceeds from the financing amounted to approximately $33.3 million, net of offering costs of approximately $541,000. The Company also issued warrants to purchase a total of 1,178,400 shares of its common stock at an exercise price of $5.75 expiring June 30, 2005.

        In October 2000, the Company issued 434,782 shares of Series D convertible preferred stock at $5.75 per share to a qualified institutional buyer in a private placement. Net proceeds from the financing amounted to approximately $2.5 million. The per share price represents a discount of $5.25 compared to the fair value on the date of issuance. Concurrently, the Company entered into a product purchase and licensing agreement with the same investor. As a result of this transaction, the Company recorded the sale of the preferred stock measured at fair value pursuant to the guidance in SFAS No. 123 and EITF 98-5. The discount of approximately $2.3 million for the beneficial conversion has been recorded as a one-time charge in sales and marketing expense during the fourth quarter of 2000.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of Novatel Wireless, Inc. and its wholly owned subsidiaries Novatel Wireless Solutions, Inc. and NWT. NWT became wholly owned in September 2000 when the holders of NWT Series A and Series B preferred shares exchanged all of their shares (See Note
7). Prior to such exchange, NWT was 50% owned. NWT was consolidated prior to the share exchange because NWI had financial and managerial control over NWT and had the ability to unilaterally obtain a majority share ownership position and voting control. The other shareholder in NWT was a passive investor with no operational influence, no veto voting rights and no obligation to fund NWT's operations.

        The remaining 50% ownership of NWT is reflected in the accompanying balance sheets as convertible and redeemable minority interest through the period that NWT became a wholly owned subsidiary. Refer to Note 7 for further discussion of the minority interest. All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior years' financial statements to conform to the presentation for the year ended December 31, 2000.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates.

Revenue Recognition

        The Company's revenue has been generated from the sale of wireless modems to wireless telecommunications operators, wireless data content and service providers, resellers and OEM customers. The Company also generates revenue from product activation services provided prior to shipping; through December 31, 2000, product activation revenue has not been significant. Revenue from product sales and services, which includes product activation, is recognized upon the later of transfer of title or upon shipment of the product to the customer or upon rendering product activation services, if applicable. Revenues from long-term supply contracts are recognized as products are shipped to customers over the period of the contract. The Company records deferred revenue for cash payments received from customers in advance of product shipments. The Company grants price protection provisions to certain customers and tracks pricing and other terms offered to customers buying similar products to assess compliance with these provisions. To date, the Company has not incurred material price protection expenses. The Company establishes reserves for estimated product returns and warranty allowances in the period in which revenue is recognized.

        During 1998, the Company generated revenues of $650,000 under a license agreement. Revenues on this agreement were recognized under the contractual terms, which included successful manufacturing of the product by the customer. Cost of revenues incurred under the agreement totaled approximately $294,000 in 1998.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 became effective during the fourth quarter of fiscal 2000. Management adopted the provisions of SAB No. 101 which did not have a material impact on the Company's financial position or results of operations.

Research and Development Costs

        Research and development costs are expensed as incurred. To date, the Company has not incurred significant software development costs that would be capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed."

Warranty Costs

        The Company accrues warranty costs based on estimates when such costs have been incurred.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Cash and cash equivalents consist of money market and mutual funds and are carried at market, which approximates cost.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market.

Due from Contract Manufacturers

        Due from contract manufacturers represents amounts due to the Company from outsourced product manufacturers from the sale of materials inventories by the Company to the manufacturers. These sales represent a transfer of assets and are not recognized as revenues in the accompanying consolidated statements of operations.

Property and Equipment

        Property and equipment are stated at cost and depreciated primarily using the straight-line method. Test equipment, computer equipment and software, furniture and fixtures and product tooling are depreciated over lives between two and five years and leasehold improvements are depreciated over the shorter of the related lease period or useful life.

Intangible Assets

        Intangible assets include non-exclusive and perpetual worldwide software product licenses. License costs are amortized on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 7 years and will begin amortizing as the software product licenses are used in our products.

Long-Lived Assets

        The Company evaluates the carrying value of the unamortized balances of its long-lived assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made. This evaluation is based on management's projections of the undiscounted future cash flows associated with each asset. If management's evaluation were to indicate that the carrying values of these assets were impaired, such impairment would be recognized by a write down of the applicable asset to its estimated fair value and expensed through operations.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Stock-Based Compensation

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for costs of stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company discloses the pro forma effect on net loss and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

Computation of Net Loss Per Share

        SFAS No. 128, "Earnings Per Share," requires companies to compute basic and diluted per share data for all periods for which a statement of operations is presented. Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that were outstanding for the periods presented. Potentially dilutive securities consisting of options, warrants, convertible and redeemable minority interest and convertible and redeemable preferred stock were not considered in the calculation of diluted earnings per share, as their impact would be antidilutive. For the periods presented, there is no difference between basic and diluted net loss per share. The difference between net loss and net loss applicable to common stockholders consists of accretion of dividends on minority interest, accretion of dividends on convertible and redeemable preferred stock and amortization of offering costs for convertible and redeemable preferred stock.

Foreign Currency Translation

        Monetary balance sheet accounts of the Company's Canadian subsidiary are translated from Canadian dollars into U.S. dollars at the exchange rate in effect at the balance sheet date, non-monetary balance sheet accounts are translated at historical rates and revenue and expense accounts are translated using an average exchange rate during the period of recognition. The functional currency of the Canadian subsidiary is the U.S. dollar, thus translation gains and losses are reflected in operations. Exchange gains and losses arising from transactions denominated in foreign currencies are recorded using the actual exchange differences on the date of the transaction and are reflected in operations.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, primarily including cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their short term nature. The Company performs credit evaluations of key customers and management believes it is not exposed to significant credit risk on its accounts receivable in excess of established reserves.

Comprehensive Income

        SFAS No. 130, "Comprehensive Income," requires that all items recognized under accounting standards as components of comprehensive income be reported with the same prominence as other financial statements. The Company has no items requiring separate display of comprehensive income.

Segment Information

        SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company operates in a single business segment consisting of the development, manufacture and sale of wireless Internet products.

Recent Accounting Pronouncements

        In 1998, the Financial Accounting Standards Board, ("FASB"), issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and in June 2000 issued SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities -- an Amendment of FASB Statement No. 133. Under SFAS No. 133, as amended by SFAS Nos. 137 and 138, derivatives not meeting hedge criteria are recorded in the balance sheet as either an asset or liability measured at fair value and changes in fair value are recognized currently in earnings. The Company implemented SFAS No. 133, as amended by SFAS Nos. 137 and 138, effective January 1, 2001. The implementation of SFAS No. 133, as amended by SFAS Nos. 137 and 138, did not have a material impact on the Company's financial position or results of operations.

        In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenue to the vendor and should be classified as revenue. There has been no consensus at this time on the treatment for the related costs. The Company records shipping and handling fees and costs in cost of revenue. The Company adopted EITF 00-10 in October 2000. The implementation of EITF 00-10 did not have a material impact on its financial position or results of operations.

5. FINANCIAL STATEMENT DETAILS

Due from Contract Manufacturers

        Due from contract manufacturers represents amounts due from the Company's third party product manufacturers from the transfer of materials inventories by the Company to the manufacturers. These transfers of assets were not recognized as revenues in the accompanying consolidated statements of operations. At December 31, 2000, the inventory amount transferred to the contract manufacturers was $5.3 million.

Inventories

        Inventories consist of the following:


                                                  DECEMBER 31,
                                            ------------------------
                                               1999          2000
                                            ----------    ----------
Finished goods .........................    $3,377,000    $4,503,000
Raw materials and components ...........     1,329,000     3,280,000
                                            ----------    ----------
                                            $4,706,000    $7,783,000
                                            ==========    ==========


Property and Equipment

        Property and equipment consists of the following:


                                                                   DECEMBER 31,
                                                           -----------------------------
                                                               1999             2000
                                                           ------------     ------------
Test equipment ........................................    $    650,000     $  4,511,000
Computer equipment and purchased software .............       1,550,000        4,728,000
Furniture and fixtures ................................         396,000        1,331,000
Product tooling .......................................         491,000        1,099,000
Leasehold improvements ................................          15,000          926,000
                                                           ------------     ------------
                                                              3,102,000       12,595,000
  Less -- accumulated depreciation and amortization ...      (1,756,000)      (3,609,000)
                                                           ------------     ------------
                                                           $  1,346,000     $  8,986,000
                                                           ============     ============

        Depreciation expense was $442,000, $672,000, and $1,853,000 for the years ended December 31, 1998, 1999 and 2000, respectively. At December 31, 1999 and 2000, assets held under capital leases had a net book value of $190,000 and $380,000, respectively, net of accumulated amortization of $31,000 and $170,000, respectively.

Accrued Expenses

        Accrued expenses consist of the following:


                                             DECEMBER 31,
                                       ------------------------
                                          1999          2000
                                       ----------    ----------
Sales taxes .......................    $  346,000    $  945,000
Payroll and related ...............       430,000     1,575,000
Product warranty ..................       236,000       675,000
Insurance policy premiums .........                     773,000
Professional fees .................       100,000       491,000
Reserve for product returns .......                     127,000
Other .............................        62,000       804,000
                                       ----------    ----------
                                       $1,174,000    $5,390,000
                                       ==========    ==========


6. LINE OF CREDIT

        In December 2000, we entered into a credit facility with a bank, which allows the Company to borrow up to the lesser of $10 million or 80% of eligible accounts receivable balances. This credit facility bears interest at prime plus 1% (9.5% at December 31, 2000), is secured by substantially all assets of the Company and expires in June 2001. As of December 31, 2000, there were no borrowings outstanding under this facility.

7. CONVERTIBLE AND REDEEMABLE MINORITY INTEREST

        Minority interest consisted of 3,755,394 Series A convertible and redeemable preferred shares "Series A shares" and 640,842 Series B convertible and redeemable preferred shares "Series B shares" of NWT at December 31, 1999.

        In 1996 and 1997, the Company issued 3,755,394 Series A shares and 281,688 Series B shares to accredited investors in private placements. Proceeds from these financings were approximately $3,066,000.

        In 1998, the Company issued 359,154 Series B shares to accredited investors in a private placement. Proceeds from the financing were approximately $510,000, or $1.42 per share. The Company also caused its subsidiary, NWT, to issue warrants to purchase a total of 134,682 shares of NWT common stock at an exercise price of $1.42 on or prior to April 24, 2003.

        Each of NWT's preferred stockholders were entitled to receive, from funds legally available, a cumulative annual dividend of 8% per annum based on their respective purchase price upon any liquidation, dissolution or winding up of the affairs of NWT, redemption, or when declared by the Board of Directors, provided that, upon optional or automatic conversion of the preferred shares, all accrued and unpaid dividends are forfeited. Dividends on these shares of $273,000, $286,000 and $197,000 for the years ended December 31, 1998, 1999 and
2000, respectively, have been recorded in the accompanying consolidated financial statements.

        In September 2000, the NWT Series A and Series B holders exchanged their NWT Series A and Series B shares on a one-for-one basis into NWI Series A preferred and Series B preferred shares. These shares were subsequently converted into shares of common stock on a one-for-one basis upon the initial public offering in November 2000 (see Note 3) and the accrued dividends were forfeited and as such, reclassified to Additional Paid-in Capital.

8. CONVERTIBLE AND REDEEMABLE PREFERRED STOCK

        The Company had three classes of convertible and redeemable preferred stock as follows.


                                                                               DECEMBER 31,
                                                                                  1999
                                                                               -----------
Convertible and redeemable preferred stock, Series A, par value $.001,
16,500,000 shares authorized, 6,791,571 shares issued and outstanding .....    $ 5,870,000

Convertible and redeemable preferred stock, Series B,
par value $.001, 7,500,000 shares authorized (485,241
are non-voting), 6,252,843 shares issued and outstanding ..................     10,060,000

Convertible and redeemable preferred stock, Series C, par value $.001,
16,500,000 shares authorized, 11,022,831
shares issued and outstanding .............................................     27,875,000
                                                                               -----------
                                                                               $43,805,000
                                                                               ===========


        In 1996 and 1997, the Company issued 6,791,571 shares of Series A convertible and redeemable preferred stock "Series A" and 1,126,761 shares of Series B convertible and redeemable preferred stock "Series B" to accredited investors in private placements. Net proceeds from these financing were approximately $6,322,000.

        In 1998, the Company issued 5,126,082 shares of Series B to accredited investors in a private placement. Net proceeds from the financing were approximately $7,197,000.

        In December 1999, the Company issued 11,022,831 shares of Series C convertible and redeemable preferred stock "Series C" to accredited investors in a private placement at a price of $2.78 per share. Net proceeds from the financing were approximately $27,875,000, including conversion of subordinated debentures of $3,120,000 (see Note 9) and related accrued interest of $130,000 after deducting offering costs and placement agent's commissions of approximately $2,768,000.

        The holders of the Series A, Series B and Series C were entitled to receive, from funds legally available, a cumulative annual dividend of 8% of the purchase price upon any liquidation, dissolution or winding up of the affairs of the Company, upon redemption, or when declared by the Board of Directors, provided that upon optional or automatic conversion of the shares of preferred stock all accrued and unpaid dividends were to be forfeited. Dividends on these shares of $859,000, $1,096,000 and $3,146,000 for the years ended December 31, 1998, 1999 and 2000, respectively, have been recorded in the accompanying consolidated financial statements.

        Upon the closing of the initial public offering in November 2000, all shares of the Company's preferred stock were converted into shares of the Company's common stock on a one-for-one basis and the accrued dividends were forfeited and as such, reclassified to Additional Paid-in Capital.

9. STOCKHOLDERS' EQUITY (DEFICIT)

        During fiscal 2000, the Company amended its Certificate of Incorporation to change its authorized share capital. As a result, the Company is authorized to issue 350,000,000 shares of common stock, par value $.001; and 15,000,000 shares of preferred stock, par value $.001. Common shares are voting shares and have equal rights in the event of liquidation. The Company has not issued any shares of preferred stock.

        In August 2000, the Company's Board of Directors approved a three-for-one stock split. The effects of this stock split have been retroactively reflected for all periods presented.

Convertible Subordinated Debentures

        On June 24, 1999 and July 15, 1999, the Company issued convertible subordinated debentures to accredited investors in the total principal amount of $3,120,000 bearing interest at the rate of 8% per annum. The Company also issued warrants to purchase a total of 3,930,006 shares of its common stock and 750,000 shares of common stock of NWT at an exercise price of $0.67 per share. Of these warrants, 4,650,621 expire on June 24, 2004 and 29,385 expire on July 15, 2004. Concurrently with the closing of the Series C preferred stock financing in December 1999, all of the subordinated debentures, and the accrued and unpaid interest of approximately $130,000, were converted into shares of Series C preferred stock at a conversion price of $2.78 per share.

Warrants

        Each of the Company and NWT have issued warrants to purchase shares of the Company's and NWT's capital stock to various investors and lenders as approved by their respective boards of directors.

        A summary of warrant activity is as follows:


                                                                             DECEMBER 31,
                                       ---------------------------------------------------------------------------------------
                                                  1998                           1999                         2000
                                       --------------------------    --------------------------    ---------------------------
                                                       WEIGHTED                      WEIGHTED                       WEIGHTED
                                                        AVERAGE                       AVERAGE                        AVERAGE
                                          NUMBER       EXERCISE        NUMBER        EXERCISE        NUMBER         EXERCISE
                                        OF SHARES        PRICE        OF SHARES        PRICE        OF SHARES         PRICE
                                       -----------    -----------    -----------    -----------    -----------     -----------
NWI WARRANTS
Outstanding, beginning of year ....        422,535    $      1.42      2,344,815    $      1.42      8,494,890     $      1.56
  Granted .........................      1,922,280           1.42      6,150,075           1.61      2,168,715            3.51
  Exercised .......................                                                                   (121,515)           1.41
                                       -----------                   -----------                   -----------
Outstanding, end of year ..........      2,344,815    $      1.42      8,494,890    $      1.56     10,542,090     $      1.96
                                       ===========                   ===========                   ===========
NWT WARRANTS
Outstanding, beginning of year ....        105,633           1.42        240,315           1.42        990,315            0.85
  Granted .........................        134,682           1.42        750,000           0.67
  Cancelled .......................                                                                   (990,315)           0.85
                                       -----------                   -----------                   -----------
Outstanding, end of year ..........        240,315    $      1.42        990,315    $      0.85
                                       ===========                   ===========                   ===========


        In connection with the Series D financing in 2000 (see Note 3), the Company issued warrants to purchase 1,178,400 shares of common stock of the Company. These warrants may be exercised at $5.75 per share at any time up to June 30, 2005. The Company estimated the fair market value of these warrants at the date of issuance was nominal and, accordingly, no value has been assigned to them.

        In connection with the Series C financing in 1999 (see Note 8), the Company issued warrants to purchase 2,148,639 shares of common stock of the Company. These warrants may be exercised at $3.33 per share (for 2,119,071 warrants) and $2.78 per share (for 29,568 warrants) at any time up to December 31, 2004. The Company estimated the fair market value of these warrants at the date of issuance was nominal and, accordingly, no value has been assigned to them.

        In connection with the convertible subordinated debenture transaction, the Company issued warrants to buy 3,930,006 shares of its common stock and 750,000 common shares of NWT. These warrants may be exercised at $0.67 per share. Of these warrants, 4,650,621 expire on June 24, 2004 and 29,385 expire on July 15, 2004. The Company estimated that the fair value of the warrants at the date of issuance was approximately $4.3 million as the exercise price per share of common stock was less than deemed fair value per share of common stock. Accordingly, the Company allocated the gross debenture proceeds of $3,120,000 toward the value of these warrants. This also resulted in non-cash interest expense totaling $3,120,000 in fiscal 1999 to accrete the debt discount (resulting from the allocation of proceeds to the warrant) from the time of debenture issuance to conversion to Series C.

        In connection with the previous line of credit financing, the Company issued warrants to buy 71,430 shares of Series C. These warrants may be exercised at $2.10 per share at any time up to expiration at December 31, 2004. The Company believes the fair value of these warrants at the date of issuance was nominal and, accordingly, no value has been assigned to them.

        In connection with the Series B financing in 1997 and 1998 (see Note 8), the Company issued warrants to buy 422,535 and 1,922,280 shares of its common stock, and NWT issued warrants to buy 105,633 and 134,682 common shares of NWT, respectively. These warrants may be exercised at $1.42 per share at any time up to December 31, 2002 (for 528,168 of the warrants) and April 24, 2003 (for 2,056,962 of the warrants). The Company believes the fair market value of these warrants at the date of issuance was nominal and, accordingly, no value has been assigned to them.

Stock Option Plans

        The Company's June 1997 stock option plan (the "1997 Plan") for employees authorizes the granting of options for up to 12,000,000 shares of the Company's common stock. Generally, options are to be granted at prices equal to at least 100% of the fair value of the stock at the date of grant, expire not later than ten years from the date of grant and vest ratably over a four-year period following the date of grant. From time to time, as approved by the Company's Board of Directors, options with differing terms have also been granted. The 1997 Plan provides that any shares issued come from the Company's authorized but unissued or reacquired common stock.

        In July 2000, the Company's Board of Directors approved the 2000 Stock Incentive Plan (the "2000 Plan") authorizing the granting of options for up to 16,500,000 shares of the Company's common stock, including the 12,000,000 shares authorized under the 1997 plan. The Company implemented the 2000 Plan upon the effective date of the initial public offering in November 2000 (see Note 3). Options under the 2000 Plan are generally issued, vest and expire on the same terms as the 1997 Plan.

        A summary of stock option activity is as follows:


                                                                         OPTIONS       WEIGHTED AVERAGE
                                                      OPTIONS           AVAILABLE       EXERCISE PRICE
                                                    OUTSTANDING         FOR GRANT          PER SHARE
                                                    -----------        -----------     ----------------
Options outstanding, January 1, 1998 ........         1,405,500            982,650        $      0.72
  New authorized options ....................                            1,500,000
  Granted ...................................         2,337,000         (2,337,000)       $      0.84
  Cancelled .................................          (322,500)           322,500        $      0.76
                                                    -----------        -----------        -----------
Options outstanding, December 31, 1998 ......         3,420,000            468,150        $      0.80
  New authorized options ....................                            2,111,850
  Granted ...................................           852,000           (852,000)       $      0.95
  Exercised .................................           (41,250)                          $      0.71
  Cancelled .................................          (198,750)           198,750        $      0.78
                                                    -----------        -----------        -----------
Options outstanding, December 31, 1999 ......         4,032,000          1,926,750        $      0.83
  New authorized options ....................                           10,500,000
  Granted ...................................         8,816,443         (8,816,443)       $      6.19
  Exercised .................................        (1,111,022)                          $      0.68
  Cancelled .................................        (1,286,601)         1,286,601        $      1.28
                                                    -----------        -----------        -----------
Options outstanding, December 31, 2000 ......        10,450,820          4,896,908        $      5.31
                                                    ===========        ===========        ===========
Exercisable, December 31, 1998 ..............           328,752                           $      0.65
                                                    ===========                           ===========
Exercisable, December 31, 1999 ..............         1,327,752                           $      0.66
                                                    ===========                           ===========
Exercisable, December 31, 2000 ..............         2,018,766                           $      3.02
                                                    ===========                           ===========


        Additional information relating to stock options outstanding and exercisable at December 31, 2000, summarized by exercise price is as follows:


                                               OUTSTANDING                                           EXERCISABLE
                                             WEIGHTED AVERAGE                                      WEIGHTED AVERAGE
                         --------------------------------------------------------          -------------------------------
RANGE OF EXERCISE                                 LIFE                EXERCISE                                  EXERCISE
    PRICES                  SHARES               (YEARS)                PRICE                 SHARES             PRICE
------------------       ------------          ------------        --------------          ------------       ------------
$ 0.71 --  2.67             2,724,327                  8.08        $         1.35               955,977       $        0.81
$ 5.00 --  5.00             4,157,493                  9.55                  5.00             1,062,789       $        5.00
$ 7.50 --  9.63             2,843,400                  9.75                  8.09
$11.00 -- 12.19               725,600                  9.76                 11.06
                         ------------                                                      ------------
                           10,450,820                                                         2,018,766
                         ============                                                      ============


        The Company amortizes stock-based employee compensation over the vesting periods of the related options using the attribute method prescribed by FASB Interpretation No. 28 and SFAS No. 123. Under this method, each vested tranche of options is accounted for as a separate option grant awarded for services. Accordingly, the compensation expense is recognized over the period during which the services are provided. This method results in higher compensation expense in the earlier vesting periods of the related options.

        From September through December 2000, the Company granted options to employees to purchase 1,638,100 shares of common stock at an average exercise price of $10.09 per share. These options were granted at fair value as of the date of the grant.

        In August 2000, the Company granted options to employees to purchase 1,941,150 shares of common stock at an exercise price of $7.50 per share. In connection with these grants, the Company recorded $6,794,000 of gross deferred stock compensation.

        In July 2000, the Company granted options to employees to purchase 3,948,243 shares of common stock at an exercise price of $5.00 per share. In connection with these grants, the Company recorded $22,350,000 of gross deferred stock compensation. Additionally, $659,000 of gross deferred compensation expense related to 65,625 options was recorded for the extension of the vesting period related to a terminated employee. In July 2000, the Company appointed a new Chief Executive Officer, and granted this officer options to purchase 3,036,543 shares of common stock at an exercise price of $5.00 per share. The options vest and become exercisable as follows: 607,308 options were immediately exercisable; 379,569 options vest and become exercisable on July 24, 2001; 379,569 options vest and become exercisable on July 24, 2002; and 303,654 options vest and become exercisable on each July 24 of 2001, 2002, 2003 and 2004. In addition, 455,481 options vested and became exercisable upon the closing of the Company's Initial Public Offering. The remaining 911,700 July option grants vest over a four-year period, with 25% of the options vesting each year from the date of grant.

        In April and May 2000, the Company granted options to employees to purchase 907,950 shares of common stock at an average price of $3.33 per share. In connection with this grant, the Company recorded $169,000 of gross deferred stock compensation.

        In February 2000, the Company granted options to purchase 375,000 shares of common stock at an exercise price of $1.67 per share. In connection with this grant, the Company recorded $295,000 of gross deferred stock compensation.

        In 1999, the Company issued options to employees to purchase an aggregate of 852,000 shares of the Company's common stock at an exercise price of $0.95 per share. On the grant dates the deemed fair value of a share of common stock was in excess of $0.95 per share. Accordingly, the Company recognized gross deferred compensation related to these grants of $859,000. This deferred charge will be amortized to expense over the four-year vesting period of these options.

        Of the remaining options granted through December 31, 1999, options to purchase 1,521,000 and 2,037,000 shares of common stock were granted in 1997 and 1998, respectively. These options were granted at exercise prices which the Company believes approximated fair value at the date of grant.

        In 1998, the Company granted to an employee an option to purchase 300,000 shares of the Company's common stock at an exercise price of $0.03 per share. On the grant date, the fair value of a share of common stock was in excess of the exercise price. Accordingly, the Company recognized gross deferred compensation of $276,000.

        Amortization of stock-based compensation was $115,000, $220,000 and $12.8 million for the periods ended December 31, 1998, 1999 and 2000, respectively. The Company expects to amortize $10.8 million in 2001, $4.7 million in 2002, $2.1 million in 2003 and $700,000 in 2004, assuming no cancellations or additional stock option grants below deemed fair value.

        As permitted, the Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation expense, except as specifically described above, has been recognized for employee stock option plans. Had compensation expense been determined based on the fair values at the dates of grant for the years ended December 31, 1998, 1999 and 2000 consistent with the provisions of SFAS No. 123, the Company's net loss per share would have been reported as the pro forma amounts indicated below:


                                                            YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                                1998                  1999                  2000
                                          --------------        --------------        --------------
Net loss applicable to common
  stockholders, as reported .......       $   (6,657,000)       $  (19,873,000)       $  (50,776,000)
Net loss applicable to common
  stockholders, pro forma .........       $   (6,789,000)       $  (20,201,000)       $  (53,587,000)
Net loss per share, as reported ...       $        (0.69)       $        (2.04)       $        (3.24)
Net loss per share, pro forma .....       $        (0.70)       $        (2.08)       $        (3.42)


The fair value of these option grants were estimated on the date of grant using an option-pricing model with the following weighted-average assumptions: zero dividend yield; risk-free interest rates between 5.28% and 6.45%; volatility of 77% (2000) and expected lives of four to five years.

        The option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions. Because the Company's employee stock-based compensations plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect fair value estimates, the Company believes that existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plans.

Employee Stock Purchase Plan

        In July 2000, the Company's Board of Directors approved the 2000 Employee Stock Purchase Plan "ESPP". The Company implemented the ESPP upon the completion of the initial public offering in November 2000 (see Note 3). The ESPP, subject to certain limitations, permits eligible employees of the Company to purchase common stock through payroll deductions of up to 10% of their compensation. The Company has authorized the issuance of 1,500,000 shares of common stock under the ESPP, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2001, equal to the lesser of (a) 0.5% of the outstanding shares on the last day of the prior fiscal year, (b) 270,000 shares, or (c) such lesser number of shares as may determined by the Board in its sole discretion. If purchases of stock through the plan deplete this supply, the Company will limit, suspend or discontinue purchases under the plan until additional shares of stock are available.

Common Shares Reserved for Future Issuance

        The Company has reserved shares of common stock for future issuance as follows:


                                                                   DECEMBER 31,
                                                                      2000
                                                                   ----------
Stock options outstanding ..................................       10,450,820
Stock options available for future grant ...................        4,896,908
Stock warrants outstanding .................................       10,542,090
Shares available under the Employee Stock Purchase Plan ....        1,500,000
                                                                   ----------
     Total reserved shares for issuance of common stock ....       27,389,818
                                                                   ==========

10. INCOME TAXES

        The Company's deferred tax assets and liabilities consist of the following:


                                                                   DECEMBER 31,
                                                         --------------------------------
                                                             1999                2000
                                                         ------------        ------------
Current deferred taxes:
  Accounts receivable reserve ....................       $    327,000        $     86,000
  Accrued expenses ...............................            393,000           1,131,000
  Other ..........................................            183,000             208,000
                                                         ------------        ------------
  Deferred tax asset -- current ..................            903,000           1,425,000
  Valuation allowance ............................           (903,000)         (1,425,000)
                                                         ------------        ------------
  Net current deferred taxes
Long-term deferred taxes:
  Depreciation and amortization ..................          1,095,000           1,420,000
  Deferred revenue ...............................                                164,000
  Research and development costs .................            205,000             205,000
  Net operating loss and credit carryforwards ....          8,462,000          18,898,000
                                                         ------------        ------------
  Deferred tax asset -- noncurrent ...............          9,762,000          20,687,000
  Valuation allowance ............................         (9,762,000)        (20,687,000)
                                                         ------------        ------------
  Net long-term deferred taxes ...................
                                                         ------------        ------------
Net deferred income taxes ........................       $                   $
                                                         ============        ============


        Management has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

        At December 31, 2000, the Company has U.S. federal net operating loss carryforwards of approximately $43.6 million, which expire at various dates through 2021. The Company has California net operating loss carryforwards of approximately $12.5 million, which expire at various dates through 2005. The Company has Arizona net operating loss carryforwards of approximately $1.6 million, which expire at various dates through 2005. In addition, the Company has Canadian net operating loss carryforwards of approximately $7.8 million, which do not expire. As a result of ownership changes (as defined by Section 382 of the Internal Revenue Code), which occurred in 1996, 1999 and 2000, tax loss carryforwards generated prior to November 2000 have been limited to a total of approximately $37.2 million, of which approximately $21.1 can be utilized per year in years subsequent to December 31, 2000. Any additional ownership changes may further limit the utilization of net operating loss carryforwards.

        The provision for income taxes reconciles to the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:


                                                              YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                  1998                1999                2000
                                               ------------        ------------        ------------
Federal tax provision, at statutory rate ....  $ (1,927,000)       $ (6,464,000)       $(16,424,000)
State tax, net of federal benefit ...........      (195,000)           (543,000)         (1,364,000)
Change in valuation allowance ...............     2,069,000           5,636,000          11,447,000
Interest expense on convertible
  Subordinated debentures ...................                         1,279,000
Deferred compensation .......................                                             5,262,000
Customer acquisition costs ..................                                               936,000
Other .......................................        53,000              92,000             143,000
                                               ------------        ------------        ------------
                                               $                   $                   $
                                               ============        ============        ============

11. COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

    The Company leases its office space and certain equipment under non-cancelable operating and capital leases. Rental expense under operating leases in fiscal 1998, 1999 and 2000 was approximately $370,000, $517,000 and $1,223,000, respectively. The minimum future lease payments under non-cancelable operating leases and future minimum capital lease payments as of December 31, 2000 are:


                                                                                       OPERATING          CAPITAL
                                                                                       ----------       ----------
2001 ...........................................................................       $1,436,000       $  219,000
2002 ...........................................................................        1,520,000          125,000
2003 ...........................................................................        1,460,000           80,000
2004 ...........................................................................        1,230,000           13,000
2005 ...........................................................................          563,000
Thereafter .....................................................................          808,000
                                                                                       ----------       ----------
          Total minimum lease payments .........................................       $7,017,000          437,000
                                                                                       ==========
Less -- amount representing interest (at rates ranging from 9.9% to 20.3%) .....                           (50,000)
                                                                                                        ----------
Present value of net minimum lease payments ....................................                           387,000
Less -- current installments of obligations under capital leases ...............                          (182,000)
                                                                                                        ----------
Obligations under capital leases, excluding current installments ...............                        $  205,000
                                                                                                        ==========


Royalties

        The Company is required to pay quarterly royalties for its products shipped with CDPD technology. The Company incurred royalty expenses of $136,000, $353,000 and $284,000 in fiscal 1998, 1999 and 2000, respectively. The Company is also required to make royalty payments for its products shipped with CDMA technology at an amount of 6.5% of the net selling price. To date, the Company has not shipped any products with this technology.

Employment Agreements

        The Company has entered into an employment agreement with its Chief Executive Officer that provides for a lump sum payment equivalent to annual base salary and certain additional benefits upon termination without cause or upon a change in control of the Company. The Company also has entered into an employment agreement with its President and Chief Operating Officer that provides for compensation in the event of termination of employment or in the event of resignation within 30 days of a change in control of the Company, plus continuation of certain benefits and pro rata payment of incentive bonuses. Employment agreements with certain other key employees provide for six months salary payment in the event of termination without cause.

Legal Matters

        The Company is party to various legal matters and subject to claims in the ordinary course of business. In the opinion of management, none of these matters will have a material adverse effect on the Company's financial position or results of operations.

12. SEGMENT INFORMATION AND CONCENTRATIONS OF RISK AND RELATED PARTIES

Segment Information

        The Company operates in the wireless data modem technology industry and all sales of the Company's products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

        The Company has operations in the United States and Canada. The distribution of the Company's assets in the United States and Canada as of December 31, 1999, and December 31, 2000 are $27.4 million and $10.7 million, and $91.6 and $19.2 million, respectively.

Concentrations of Risk and Related Parties

        One customer, Omnisky, accounted for 45% of the revenues for the year ended December 31, 2000. Two customers accounted for 23% and 14%, respectively, of 1999 revenues. No customer accounted for more than 10% of 1998 revenues. Substantially all of the Company's revenues come from wireless Internet products. Any decline in market acceptance of the Company's products may impair the Company's ability to operate effectively.

        On June 30, 2000, Aether Capital, LLC, purchased $20 million of the Company's Series D convertible preferred stock. Aether Capital, LLC is the investment arm of Aether Systems, Inc., which is the sole member of Aether Capital, LLC. David S. Oros, one of the Company's directors, who joined the Company's board in July 2000, serves as Chairman, Chief Executive Officer and President of Aether Systems, Inc. Mr. Oros is also a director of OmniSky Corporation, in which Aether Systems, Inc. is an investor. As a result of this capital transaction, OmniSky Corporation, a significant customer, became a related party. Sales to OmniSky amounted to $27,771,000 and $24,207,000 for the year and six months ended December 31, 2000, respectively. Receivables from OmniSky Corporation amounted to $7,446,000 as of December 31, 2000.

13. RETIREMENT SAVINGS PLAN

        The Company has a defined contribution 401(k) retirement savings plan (the "Plan"). Substantially all of the Company's U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. As of December 31, 2000, there are no provisions for employer contributions to the Plan. Participants are fully vested in all contributions to the Plan.

        The Company has a Registered Retirement Savings Plan for its Canadian employees. Substantially all of the Company's Canadian employees are eligible to participate in the Plan. Employees make discretionary contributions to the plan subject to local limitations. Employer contributions amounted to $83,000 and $67,000 for the years ended December 31, 2000 and 1999, respectively.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000 and 1999.


                                                         QUARTER
                                --------------------------------------------------------
                                  FIRST          SECOND           THIRD          FOURTH
                                --------        --------        --------        --------
(In thousands,
except per share amounts)
2000:
Total revenues ..........       $  6,837        $  9,094        $ 17,477        $ 27,746
Gross margin ............         (1,028)         (1,055)            521           3,128
Net loss ................         (7,369)        (10,769)        (15,435)        (17,203)
Net loss per share ......          (0.74)          (1.06)          (1.51)          (0.53)

1999:
Total revenues ..........       $  1,205        $  1,096        $  3,213        $  4,042
Gross margin ............            180            (656)            239          (2,162)
Net loss ................         (1,992)         (4,031)         (4,560)         (9,290)
Net loss per share ......          (0.21)          (0.41)          (0.47)          (0.95)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Novatel Wireless, Inc.:

        We have audited the accompanying consolidated balance sheets of Novatel Wireless, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novatel Wireless, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II -- Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Diego, California
February 5, 2001

                                   SCHEDULE II

                              NOVATEL WIRELESS INC.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                     BALANCE AT       ADDITIONS         DEDUCTIONS          BALANCE
                                                     BEGINNING        CHARGED TO           FROM              AT END
                                                      OF YEAR         OPERATIONS         RESERVES           OF YEAR
                                                    -----------       -----------       -----------       -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
 December 31, 1998 ..........................       $    47,000                         $     3,000       $    44,000
 December 31, 1999 ..........................            44,000       $   137,000                             181,000
 December 31, 2000 ..........................           181,000            72,000                             253,000

WARRANTY RESERVE :
 December 31, 1998 ..........................            89,000           155,000                             244,000
 December 31, 1999 ..........................           244,000           132,000           140,000           236,000
 December 31, 2000 ..........................           236,000           439,000                             675,000

DEFERRED TAX ASSET VALUATION ALLOWANCE:
 December 31, 1998 ..........................         3,201,000         1,828,000                           5,029,000
 December 31, 1999 ..........................         5,029,000         5,636,000                          10,665,000
 December 31, 2000 ..........................        10,665,000        11,447,000                          22,112,000

                                 EXHIBIT INDEX

3.1            Certificate of Incorporation

3.2            Bylaws

4.1(1)         Specimen Common Stock Certificate.

10.1(2)        1997 Stock Option Plan, as Amended and Restated.

10.2(2)        2000 Stock Incentive Plan.

10.3(2)        2000 Employee Stock Purchase Plan.

10.4(1)        Amended and Restated Registration Rights Agreement, dated as of
               June 15, 1999, by and among Novatel Wireless, Inc. and some of its stockholders.

10.5(1)        Amended and Restated Investors' Rights Agreement, dated as of
               June 30, 2000, by and among Novatel Wireless, Inc. and some of its stockholders.

10.6(1)        Form of Indemnification Agreement between Novatel Wireless, Inc.
               and each of its officers and directors.

10.7 Loan and Security Agreement, dated as of December 21, 2000, by and between Novatel Wireless, Inc. and Venture Banking Group, a division of Cupertino National Bank, as amended.

10.8(1)        Real Property Sublease dated as of July 7, 2000, by and between
               Sicor Inc. (formerly Gensia Sicor, Inc.) and Novatel Wireless,
               Inc., for 9360 Towne Centre Drive, San Diego, California.

10.9(1)        Real Property Lease, dated as of February 1, 1997, by and between
               Novatel Wireless Technologies Ltd. and Sun Life Assurance Company of Canada, for 6715 8th St., N.E., Calgary, Alberta.

*10.10(1)      Supply Agreement, dated as of March 31, 2000, by and between
               Novatel Wireless, Inc. and Hewlett-Packard Company.

*10.11(1)      Technology License, Manufacturing and Purchase Agreement, dated as of October 13, 1999, by and between Novatel Wireless, Inc. and
               Metricom, Inc.

*10.12(1)      Supply Agreement, dated as of August 12, 1999, by and between
               Novatel Wireless, Inc. and OpenSky Corporation (currently known as OmniSky Corporation).

*10.13(1)      Electronic Manufacturing Services, dated as of September 3, 1999, by and between Novatel Wireless, Inc. and Sanmina (Canada) ULC.

*10.14(1)      Letter Agreement, dated as of March 15, 2000, by and between
               Novatel Wireless, Inc. and Symbol Technologies, Inc.

*10.15(1)      Agreement for Purchase and Sale of Novatel Wireless, Inc. Mobile
               Terminal Units dated as March 2000 by and between Novatel
               Wireless, Inc. and VoiceStream Wireless Corporation.

*10.16(1)      Agreement for Electronic Manufacturing Services, dated as of
               April 8, 2000, by and between Novatel Wireless, Inc. and GVC
               Corporation.

**10.17(1)     Employment Agreement, dated as of July 24, 2000, by and between
               Novatel Wireless, Inc. and John Major.

**10.18(1)     Employment Agreement, dated as of August 21, 1996, by and among
               Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and
               Ambrose Tam.

10.19(1) Standard Manufacturing Agreement, dated as of August 8, 2000, by and between Novatel Wireless, Inc. and Solectron de Mexico, S.A.
               de C.V.

10.20(1)       First Amendment to Employment Agreement, dated as of September
               22, 2000, by and among Novatel Wireless, Inc., Novatel Wireless
               Technologies Ltd. and Ambrose Tam.

*10.21(1)      Product Purchase and License Agreement, dated as of October 23,
               2000, by and between Novatel Wireless Inc. and Intel Corporation.

21             Subsidiaries of Novatel Wireless, Inc.

23.1           Consent of Arthur Andersen LLP, Independent Public Accountants

23.2           Consent of Arthur Andersen LLP, Independent Public Accountants

24             Power of Attorney (See signature page)


---------------

1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended.

2) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-53692), filed January 12, 2001.

*       Confidential treatment requested as to some portions of this Exhibit.

**      Management contract or compensation plan or arrangement.