Form 10-Q
period 2001-03-31
NOVATEL WIRELESS INC
filed 2001-05-09
CIK 1022652

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

   The number of shares of the Registrant's common stock outstanding as of May 1, 2001 was 54,230,717.


================================================================================

   As used in this report on Form 10-Q, unless the context otherwise requires, the terms "we", "us", "the Company" and "Novatel Wireless" refer to Novatel Wireless Inc., a Delaware corporation and its wholly-owned subsidiaries.

FORWARD LOOKING STATEMENTS

   This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements. Novatel Wireless undertakes no obligation to update publicly any forward-looking statements.

TRADEMARKS

   The Novatel Wireless logo, Minstrel, Minstrel III, Minstrel IIIc, Minstrel V, Minstrel S, Minstrel Plus, Minstrel 540, Merlin, Sage, Lancer, Lancer 3W, Contact, Expedite, MissionONE and Viking are trademarks of Novatel Wireless, Inc. Minstrel and Sage are registered with the U.S. Patent and Trademark Office. All other brands, products and company names mentioned herein are trademarks of their respective holders.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NOVATEL WIRELESS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,        DECEMBER 31,
                                                                        2001               2000
                                                                    -------------      -------------
                                     ASSETS                          (UNAUDITED)
Current assets:
  Cash and cash equivalents ...................................     $  46,336,000      $  66,826,000
  Accounts receivable, net of allowance for doubtful accounts
   of $244,000 (2001) and $253,000 (2000) .....................         9,203,000          8,093,000
  Accounts receivable -- related party ........................                            7,446,000
  Inventories .................................................        19,802,000         13,123,000
  Prepaid expenses and other ..................................         2,565,000          3,388,000
                                                                    -------------      -------------
    Total current assets ......................................        77,906,000         98,876,000
                                                                    -------------      -------------

  Property and equipment, net .................................        12,379,000          8,986,000
  Intangible assets ...........................................         3,108,000          2,260,000
  Other assets ................................................           566,000            702,000
                                                                    -------------      -------------
                                                                    $  93,959,000      $ 110,824,000
                                                                    =============      =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................     $  26,445,000      $  23,829,000
  Accrued expenses ............................................         3,872,000          5,390,000
  Restructuring accrual .......................................         3,900,000
  Deferred revenues ...........................................         1,755,000          1,996,000
  Current portion of capital lease obligations ................           165,000            182,000
                                                                    -------------      -------------
    Total current liabilities .................................        36,137,000         31,397,000
                                                                    -------------      -------------

Capital lease obligations, net of current portion .............           178,000            205,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.001, 15,000,000 shares
   authorized, no shares issued or outstanding ................
  Common stock, par value $.001, 350,000,000 shares authorized,
   54,230,717 (2001) and 53,800,830 (2000) shares issued and
   outstanding ................................................            54,000             54,000
  Additional paid-in capital ..................................       183,709,000        183,300,000
  Deferred stock compensation .................................       (14,915,000)       (18,234,000)
  Accumulated deficit .........................................      (111,204,000)       (85,898,000)
                                                                    -------------      -------------
    Total stockholders' equity ................................        57,644,000         79,222,000
                                                                    -------------      -------------
                                                                    $  93,959,000      $ 110,824,000
                                                                    =============      =============


     See accompanying notes to condensed consolidated financial statements.

                             NOVATEL WIRELESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         -----------------------------
                                                                             2001          2000
                                                                         ------------     ------------
Revenue ...............................................................  $ 18,257,000     $  6,837,000
Revenue -- related party ..............................................     1,480,000
                                                                         ------------     ------------
    Total revenue .....................................................    19,737,000        6,837,000
                                                                         ------------     ------------
Cost of revenue .......................................................    23,587,000        7,865,000
Cost of revenue -- related party ......................................     1,334,000
                                                                         ------------     ------------
    Total cost of revenue .............................................    24,921,000        7,865,000
                                                                         ------------     ------------

    Gross margin ......................................................    (5,184,000)      (1,028,000)
                                                                         ------------     ------------

Operating costs and expenses:
  Research and development ............................................     6,622,000        2,076,000
  Sales and marketing .................................................     4,635,000        2,319,000
  General and administrative ..........................................     2,387,000          946,000
  Restructuring charges ...............................................     3,900,000
  Amortization of deferred stock compensation(*) ......................     3,319,000          120,000
                                                                         ------------     ------------
   Total operating costs and expenses .................................    20,863,000        5,461,000
                                                                         ------------     ------------
   Operating loss .....................................................   (26,047,000)      (6,489,000)

Other income (expense):
  Interest income .....................................................       807,000          215,000
  Interest expense ....................................................       (64,000)         (11,000)
  Other, net ..........................................................        (2,000)          17,000
                                                                         ------------     ------------
    Net loss ..........................................................  $(25,306,000)    $ (6,268,000)
                                                                         ============     ============

Accretion of preferred dividends and amortization of offering costs ...                      1,101,000
                                                                         ------------     ------------

  Net loss applicable to common stockholders ..........................  $(25,306,000)    $ (7,369,000)
                                                                         ============     ============

Per share data:
  Weighted average shares used in computation of basic and
   diluted net loss per common share ..................................    54,103,324       10,019,994
                                                                         ------------     ------------
  Basic and diluted net loss per common share .........................  $      (0.47)    $      (0.74)
                                                                         ============     ============

(*)  Amortization of deferred stock compensation:
     Cost of revenue ..................................................  $    125,000
     Research and development .........................................       331,000
     Sales and marketing ..............................................       322,000
     General and administrative .......................................     2,541,000     $    120,000
                                                                         ------------     ------------
                                                                         $  3,319,000     $    120,000
                                                                         ============     ============


     See accompanying notes to condensed consolidated financial statements.

                             NOVATEL WIRELESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 -----------------------------
                                                                                     2001            2000
                                                                                 ------------     ------------
Operating activities:

  Net loss ..................................................................    $(25,306,000)    $ (6,268,000)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ...........................................       1,151,000          200,000
    Provision for bad debt ..................................................          (9,000)          31,000
    Non-cash charge for excess and obsolete inventory .......................       6,000,000
    Non-cash portion of restructuring accrual ...............................       3,900,000
    Amortization of deferred stock compensation .............................       3,319,000          120,000
    Changes in assets and liabilities:
      Accounts receivable ...................................................      (1,101,000)      (1,439,000)
      Accounts receivable -- related party ..................................       7,446,000
      Inventories ...........................................................     (12,679,000)      (2,032,000)
      Prepaid expenses and other ............................................         823,000         (262,000)
      Other assets ..........................................................         136,000          (84,000)
      Accounts payable ......................................................       2,616,000        1,737,000
      Accrued expenses ......................................................      (1,518,000)         346,000
      Deferred revenues .....................................................        (241,000)      (2,401,000)
                                                                                 ------------     ------------
        Net cash used in operating activities ...............................     (15,463,000)     (10,052,000)
                                                                                 ------------     ------------

Investing activities:

  Purchases of property and equipment .......................................      (4,544,000)      (1,134,000)
  Purchase of intangible assets .............................................        (848,000)        (225,000)
                                                                                 ------------     ------------
        Net cash used in investing activities ...............................      (5,392,000)      (1,359,000)
                                                                                 ------------     ------------

Financing activities:

  Proceeds from exercise of stock options and warrants ......................         409,000           45,000
  Payments under capital lease obligation ...................................         (44,000)         (24,000)
                                                                                 ------------     ------------
        Net cash provided by financing activities ...........................         365,000           21,000
                                                                                 ------------     ------------

        Net decrease in cash and cash equivalents ...........................     (20,490,000)     (11,390,000)
Cash and cash equivalents, beginning of period ..............................      66,826,000       25,455,000
                                                                                 ------------     ------------
Cash and cash equivalents, end of period ....................................    $ 46,336,000     $ 14,065,000
                                                                                 ============     ============

Supplemental disclosures of non-cash investing and financing activities:
  Accretion of dividends on minority interest ...............................                     $    (72,000)
  Accretion of dividends on convertible and redeemable
    preferred stock .........................................................                         (883,000)
  Amortization of offering costs for convertible and
    redeemable preferred stock ..............................................                         (146,000)
  Deferred compensation for stock options issued ............................                          295,000
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest ................................................................    $     26,000            2,000


     See accompanying notes to condensed consolidated financial statements.

                             NOVATEL WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

   The information contained herein has been prepared by Novatel Wireless, Inc. (the "Company") in accordance with the rules of the Securities and Exchange Commission. The information at March 31, 2001 and for the three month periods ended March 31, 2001 and 2000, is unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

   The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period's financial statements to conform to the presentation for the quarter ended March 31, 2001.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

2.  RESTRUCTURING CHARGES

   As a result of an economic slowdown in the Company's industry sector, in March 2001, the Company announced and began implementing an operational restructuring plan to reduce its operating costs and streamline its organizational structure. As a result of this plan, the Company recorded restructuring charges of $3.9 million during the quarter ended March 31, 2001. The operational restructuring includes the reduction of employee staff, consultants and temporary labor by approximately 100 positions, resulting in severance payments and other employee related expenses of approximately $2.2 million. The restructuring also provides for the closure of the Company's fulfillment and distribution facility by June 30, 2001. As a result of the closure of this facility, the restructuring charge includes $1.7 million for impairment for assets that will no longer be used and facility lease termination and other closure costs. There were no payments made against the restructuring accrual during the period ended March 31, 2001.

   In connection with the restructuring activities, the Company also determined that certain components in inventory had been adversely impacted by the slowing economy. Accordingly, the Company recorded an inventory charge of $6 million for certain excess and obsolete raw material components and finished goods. In accordance with Emerging Issues Task Force 96-9, "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring," all inventory adjustments are classified in "Cost of revenue" in the accompanying condensed consolidated statements of operations.

3.  INVENTORIES

   Inventories consist of the following:

                                                        MARCH 31,   DECEMBER 31,
                                                           2001        2000
                                                        ----------  ------------
                                                       (UNAUDITED)
       Finished goods................................  $13,507,000  $ 4,503,000
       Raw materials and components..................    6,295,000    8,620,000
                                                       -----------  -----------
                                                       $19,802,000  $13,123,000
                                                       ===========  ===========

4.  SEGMENT INFORMATION AND CONCENTRATIONS OF RISK

  Segment Information

   The Company operates in the wireless data modem technology industry and all sales of the Company's products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

   The Company has operations in the United States and Canada. The distribution of the Company's assets in the United States and Canada as of March 31, 2001, and December 31, 2000 are $79.7 million and $14.3 million, and $91.6 and $19.2 million, respectively.

  Concentrations of Risk and Related Parties

   Three customers accounted for 18.3%, 17.4% and 13.7% of revenues, respectively, for the three months ended March 31, 2001. Three customers accounted for 25.0%, 23.6% and 13.0% of revenues, respectively, for the three months ended March 31, 2000. Substantially all of the Company's revenues come from wireless Internet products. Any decline in market acceptance of the Company's products may impair the Company's ability to operate effectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, as well as the audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 contained in our 2000 annual report on Form 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

   Revenue. Revenue for the three months ended March 31, 2001 increased $12.9 million, or 189%, to $19.7 million compared to $6.8 million for the same period in 2000. For the three months ended March 31, 2001, sales of our PC Cards increased by $9.4 million, cradle product sales increased by $3.9 million and OEM product sales decreased by $400,000 compared to the same period in 2000. The overall increase in product sales is due to the introduction of new products and increased demand for existing products compared to the same period a year ago. New products contributed to the overall sales increases by $10.6 million with the introduction of the Minstrel 540 Wireless Modem for the HP Jornada Pocket PC in October 2000, the Minstrel S for the Handspring (TM) Visor (TM) in October 2000 and the Merlin Wireless PC Card for Metricom's 128 kbps Ricochet network in November 2000. Sales of existing products increased by $2.3 million.

   Cost of Revenue. Our cost of revenue for the three months ended March 31, 2001 increased $17.0 million, or 217%, to $24.9 million compared to $7.9 million for the same period in 2000. The increase in cost of revenue was primarily the result of sales of new products (approximately $9.2 million), a $6 million charge relating to excess and obsolete inventory recorded in the first quarter of 2001, costs associated with the production and sales of existing products (approximately $1.4 million) and costs associated with increasing our operating capacity (approximately $400,000).

   Gross Margin. Excluding the $6 million excess and obsolete inventory charge, our gross margin for the three months ended March 31 2001 increased by $1.8 million, or 179%, to $800,000 compared to negative $1.0 million during the same period in 2000. Including the $6 million charge, our gross margins decreased by $4.2 million, or 404% to negative $5.2 million.

   Research and Development. Our research and development expenses for the three months ended March 31, 2001 increased $4.5 million, or 219%, to $6.6 million compared to $2.1 million for the same period in 2000. The increase was due to an increase in personnel expenses of approximately $2.0 million, an increase in depreciation and facility overhead expenses of approximately $1.1 million, an increase in research supplies and expendable equipment of approximately $900,000, an increase in outside consulting services of approximately $300,000 and an increase in other expenses relating to projects in development of approximately $200,000.

   Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2001 increased $2.3 million, or 100%, to $4.6 million compared to $2.3 million for the same period in 2000. The increase was the result of additional personnel expenses of $1.5 million, a $400,000 increase in spending for participation in trade shows and $400,000 to support new products and to expand distribution channels.

   General and Administrative. General and administrative expenses for the three months ended March 31, 2001 increased $1.5 million, or 152%, to $2.4 million compared to $900,000 for the same period in 2000. This increase was primarily due to an increase in legal and accounting expenses of approximately $400,000, an increase in insurance expense of approximately $200,000, an increase in personnel expense of approximately $200,000. The remaining increase of $700,000 relates to additional costs associated with the overall increases in general corporate activities in the Company's level of operations.

   Restructuring Charges. Restructuring charges for the three months ended March 31, 2001 amounted to $3.9 million as a result of the implementation of an operational restructuring plan. These costs are made up of personnel termination benefits approximating $2.2 million and facility lease termination and other closure costs of approximately $1.7 million.

   Amortization of Deferred Stock compensation. Amortization of deferred stock compensation for the three months ended March 31, 2001 increased $3.2 million to $3.3 million compared to $100,000 for the same period in 2000. This increase is due to the issuance of a significant number of stock options during the third quarter of 2000, resulting in gross deferred compensation of $30.3 million.

   Interest Income. Interest income for the three months ended March 31, 2001 increased $600,000 to $800,000 compared to $200,000 for the same period in 2000. The increase was due to income from the investment of proceeds from our initial public offering in November 2000.

   Net Loss. Net loss for the three months ended March 31, 2001 increased $19.0 million, or 304%, to $25.3 million compared to $6.3 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

   We have funded our operations primarily through sales of our equity securities and the issuance of debt instruments, and to a lesser extent, capital lease arrangements and borrowings under our line of credit. To date, gross proceeds from these transactions have totaled approximately $149.3 million, including the gross proceeds from our initial public offering of $64.2 million. At March 31, 2001 we had approximately $46.3 million in cash and cash equivalents.

   For the three months ended March 31 2001, we used net cash in operating activities of $15.5 million compared to $10.1 million during the same period in 2000. Our operating activities during the three months ended March 31, 2001, included major uses of cash to fund our net loss of $25.3 million, which included a $3.9 million non-cash restructuring charge, a non-cash inventory write-down of $6 million, a $3.3 million non-cash charge for deferred compensation expenses related to stock options issued to employees during 2000 and depreciation and amortization expense of approximately $1.2 million. During the three months ended March 31, 2001, we used cash by increasing inventories by $12.7 million and decreasing accrued expenses by $1.5 million, and generated cash flows by decreasing accounts receivable by $6.3 million, increasing accounts payable by approximately $2.6 million and decreasing prepaid expenses, other assets and deferred revenue by approximately $700,000.

   Our net cash used in investing activities for the three months ended March 31, 2001 was $5.4 million, which was for purchases of property and equipment of approximately $4.5 million and purchases of intangible assets of approximately $900,000. Our net cash used in investing activities for the three months ended March 31, 2000 was

$1.4 million and was also primarily for purchases of property and equipment. These capital expenditures were primarily investments for equipment to test our products and to support our business.

   Net cash provided by financing activities, consisting primarily of proceeds from the exercise of stock options and warrants, amounted to approximately $400,000 during the three months ended March 31, 2001.

   In December 2000, we entered into a credit facility with a bank, which allows the Company to borrow up to the lesser of $10 million or 80% of eligible accounts receivable balances. This credit facility bears interest at prime plus 1% (8.0% at March 31, 2001), is secured by substantially all assets of the Company and expires in June 2001.

   We believe that our available cash reserves, which include proceeds from our initial public offering in November 2000, will be sufficient to fund operations and to meet our working capital needs and anticipated capital expenditures for at least the next twelve months. We anticipate capital expenditures of between $7 million and $10 million over the course of the next twelve months. We may also use a portion of our working capital to invest in complementary products, to license other technology or to make acquisitions. We may attempt to raise additional funds to finance among other things the expansion of our business, including operating and capital requirements, to continue to develop new products and enhancements to our current products, to acquire technologies or businesses, or to enter into strategic alliances and joint ventures. Additional financing may not be available to us when needed, on favorable terms, or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We do not currently use derivative financial instruments or currently enter into foreign currency hedge transactions. We generally place our cash and short-term investments in high-credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material; however, these investments are subject to interest rate risk. We do not currently enter into Canadian currency hedge transactions. Through March 31, 2001, we had a foreign currency gain of approximately $67,000 recorded in general and administrative expenses as a result of translating the accounts of our foreign subsidiary. Revenues generated outside the United States, as a percentage of total revenues were 5.2% for the three months ended March 31, 2001 and 2.6% for the same period in 2000. Fluctuations in foreign exchange rates could impact future operating results.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   Our Registration Statement on Form S-1 (Registration No. 333-42570) related to our initial public offering was declared effective by the SEC on November 15, 2000. A total of 8,025,000 shares of our common stock were registered on our behalf. Net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $57.2 million. As of March 31, 2001, approximately $22.9 million of these net offering proceeds had been used for operating activities and the remainder had been held as cash and cash equivalents.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2001                       Novatel Wireless, Inc.


                                        By:     /s/  MELVIN L. FLOWERS
                                           -------------------------------------
                                                     Melvin L. Flowers
                                             Senior Vice President of Finance,
                                           Chief Financial Officer and Secretary