Form 10-Q
period 2001-06-30
NOVATEL WIRELESS INC
filed 2001-08-07
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________________ to _________________.

Commission file number: 0-31659

NOVATEL WIRELESS, INC.

(exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction or incorporation or organization)	86-0824673 (I.R.S. Employer Identification No.)

9360 Towne Centre Drive, San Diego, California (Address of principal executive offices)	92121 (zip code)

Registrant’s telephone number, including area code: (858) 320-8800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [    ].

     The number of shares of the Registrant’s common stock outstanding as of July 25, 2001 was 54,418,475.

     As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we”, “us”, “the Company” and “Novatel Wireless” refer to Novatel Wireless Inc., a Delaware corporation and its wholly-owned subsidiaries.

Forward Looking Statements

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 based on our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements. Novatel Wireless undertakes no obligation to update publicly any forward-looking statements.

Trademarks

     The Novatel Wireless logo, Minstrel, Minstrel III, Minstrel IIIc, Minstrel V, Minstrel S, Minstrel Plus, Minstrel 540, Merlin, Sage, Lancer, Lancer 3W, Contact, Expedite, MissionONE and Viking are trademarks of Novatel Wireless. Minstrel and Sage are registered with the U.S. Patent and Trademark Office. All other brands, products and company names mentioned herein are trademarks of their respective holders.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents, including $14,750,000 (2001) and $0 (2000) of restricted cash	$32,672,000	$66,826,000

Accounts receivable, net of allowance for doubtful accounts of $222,000 (2001) and $253,000 (2000)	6,581,000	8,093,000

Accounts receivable — related parties (Note 6)	1,574,000	7,446,000

Inventories	16,841,000	13,123,000

Prepaid expenses and other	1,830,000	3,388,000

Total current assets	59,498,000	98,876,000

Property and equipment, net	11,748,000	8,986,000

Intangible assets	3,757,000	2,260,000

Other assets	456,000	702,000

	$75,459,000	$110,824,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$14,829,000	$23,829,000

Accrued expenses	13,513,000	5,390,000

Line of credit payable	8,500,000

Restructuring accrual	2,519,000

Deferred revenues	505,000	1,996,000

Current portion of capital lease obligations	132,000	182,000

Total current liabilities	39,998,000	31,397,000

Capital lease obligations, net of current portion	131,000	205,000

Commitments and contingencies (Note 7)

Stockholders’ equity:

Preferred stock, par value $.001, 15,000,000 shares authorized, no shares issued or outstanding

Common stock, par value $.001, 350,000,000 shares authorized, 54,401,600 (2001) and 53,800,830 (2000) shares issued and outstanding	54,000	54,000

Additional paid-in capital	183,863,000	183,300,000

Deferred stock compensation	(11,596,000)	(18,234,000)

Accumulated deficit	(136,991,000)	(85,898,000)

Total stockholders’ equity	35,330,000	79,222,000

	$75,459,000	$110,824,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue	$11,173,000	$8,715,000	$28,833,000	$15,207,000

Revenue — related parties	1,335,000	379,000	3,411,000	724,000

Total revenue	12,508,000	9,094,000	32,244,000	15,931,000

Cost of revenue	23,991,000	9,857,000	47,293,000	17,449,000

Cost of revenue — related parties	936,000	292,000	2,555,000	565,000

Total cost of revenue	24,927,000	10,149,000	49,848,000	18,014,000

Gross margin	(12,419,000)	(1,055,000)	(17,604,000)	(2,083,000)

Operating costs and expenses:

Research and development	5,054,000	3,127,000	11,676,000	5,203,000

Sales and marketing	3,453,000	4,153,000	8,088,000	6,472,000

General and administrative	1,884,000	1,246,000	4,271,000	2,192,000

Restructuring charges			3,900,000

Amortization of deferred stock compensation(*)	3,319,000	142,000	6,638,000	262,000

Total operating costs and expenses	13,710,000	8,668,000	34,573,000	14,129,000

Operating loss	(26,129,000)	(9,723,000)	(52,177,000)	(16,212,000)

Other income (expense):

Interest income	417,000	75,000	1,224,000	290,000

Interest expense	(72,000)	(9,000)	(136,000)	(20,000)

Other, net	(2,000)	(11,000)	(4,000)	6,000

Net loss	$(25,786,000)	$(9,668,000)	$(51,093,000)	$(15,936,000)

Accretion of preferred dividends and amortization of offering costs		1,100,000		2,200,000

Net loss applicable to common stockholders	$(25,786,000)	$(10,768,000)	$(51,093,000)	$(18,136,000)

Per share data:

Weighted average shares used in computation of basic and diluted net loss per common share	54,290,863	10,157,327	52,995,366	10,088,661

Basic and diluted net loss per common share	$(0.48)	$(1.06)	$(0.96)	$(1.80)

(*) Amortization of deferred stock compensation:

Cost of revenue	125,000		250,000

Research and development	331,000		662,000

Sales and Marketing	322,000		644,000

General and Administrative	2,541,000	142,000	5,082,000	262,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,

	2001	2000

Operating activities:

Net loss	$(51,093,000)	$(15,936,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,258,000	493,000

Provision for bad debt	(31,000)	51,000

Non-cash charge for excess and obsolete inventory	19,000,000

Non-cash portion of restructuring accrual	3,035,000

Amortization of deferred stock compensation	6,638,000	262,000

Non-cash recognition of deferred revenues	(1,491,000)	(3,105,000)

Changes in assets and liabilities:

Accounts receivable	1,543,000	(3,841,000)

Accounts receivable — related parties	5,872,000

Inventories	(12,594,000)	(1,477,000)

Prepaid expenses and other	1,558,000	(1,075,000)

Other assets	246,000	(120,000)

Accounts payable	(9,000,000)	4,672,000

Accrued expenses	(2,001,000)	863,000

Net cash used in operating activities	(36,060,000)	(19,213,000)

Investing activities:

Purchases of property and equipment	(5,536,000)	(2,637,000)

Purchase of intangible assets	(848,000)

Capitalized software development costs	(649,000)

Net change in short-term investments		(1,250,000)

Net cash used in investing activities	(7,033,000)	(3,887,000)

Financing activities:

Proceeds from borrowings on line of credit	8,500,000

Issuance of convertible preferred stock		30,254,000

Proceeds from exercise of stock options and warrants	563,000	172,000

Payments under capital lease obligation	(124,000)	(46,000)

Net cash provided by financing activities	8,939,000	30,380,000

Net increase (decrease) in cash and cash equivalents	(34,154,000)	7,280,000

Cash and cash equivalents, beginning of period	66,826,000	25,455,000

Cash and cash equivalents, end of period	$32,672,000	$32,735,000

Supplemental disclosures of non-cash investing and financing activities:

Accretion of dividends on minority interest		$(142,000)

Accretion of dividends on convertible and redeemable preferred stock		(1,767,000)

Amortization of offering costs for convertible and redeemable preferred stock		(291,000)

Deferred compensation for stock options issued		464,000

Fixed assets retired against restructuring accrual	$516,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	44,000	3,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at June 30, 2001 and for the three month and six month periods ended June 30, 2001 and 2000 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period’s financial statements to conform to the presentation for the periods ended June 30, 2001.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

2. Operational Overview and Restructuring Charges

     Our financial condition, results of operations and cash flows were adversely affected during the first six months of 2001 by decreases in demand for wireless products and decreases in demand for wireless access services for the transmission of data, including the bankruptcy of Metricom which accounted for 16.8% of our revenue for the first six months of 2001. If demand for wireless products and services decreases from current levels, our financial condition, results of operations and cash flows may be further adversely affected for the remainder of 2001 and in future years. Assuming that our revenue for each of the third and fourth quarters of 2001 equals or exceeds our revenue for the second quarter of 2001, excluding sales to Metricom, we believe that our available cash reserves together with our operating cash flows will be sufficient to fund operations and satisfy our working capital requirements and anticipated capital expenditures for the remainder of the year. Management currently is evaluating debt and equity financing alternatives to meet our future capital requirements. However, additional financing may not be available when needed, on favorable terms, or at all.

     As a result of the economic slowdown in the Company’s industry sector, in the first quarter of 2001, the Company announced and began implementing an operational restructuring plan to reduce its operating costs and streamline its organizational structure. As a result of this plan, the Company recorded a restructuring charge of $3.9 million during the first quarter of 2001. The restructuring plan provided for the reduction of employee staff, consultants and temporary labor, resulting in severance payments and other employee related expenses of approximately $2.2 million. The restructuring also provided for the closure of the Company’s fulfillment and distribution facility. This function has been transitioned to one of the Company’s contract manufacturers. As a result of the closure of this facility, the restructuring charge includes $1.7 million of the impairment for assets that will no longer be used and facility lease termination and other closure costs. During the second quarter of 2001, the Company began reducing its employee staff, consultants and temporary labor, and expects to make additional head count reductions during the balance of 2001. As of June 30, 2001, the Company had closed its fulfillment and distribution facility located in Carlsbad, California and is in the process of disposing of fixed assets associated with the facility.

     The following table displays the activity and balances of the restructuring reserve from March 31, 2001 to June 30, 2001:

		Cash
Type of Cost	March 31, 2001	Payments	Asset Disposals	June 30, 2001

Employee separations	$2,200,000	$(633,000)		$1,567,000

Facility closing	1,700,000	(232,000)	$(516,000)	952,000

	$3,900,000	$(865,000)	$(516,000)	$2,519,000

     In connection with the first quarter of 2001 restructuring activities, the Company also determined that certain components in inventory had been adversely impacted by the slowing economy. Accordingly, the Company recorded a charge of $6 million for excess and obsolete raw material components and finished goods in the first quarter of 2001. In accordance with Emerging Issues Task Force 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments are classified in “Cost of revenue” in the accompanying consolidated statements of operations. In the second quarter of 2001, economic conditions in the Company’s industry sector worsened resulting in reduced demand for the Company’s products. Consequently, the Company recorded an additional charge of $13 million (see Note 3).

3. Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2001	2000
	(unaudited)

Finished goods	$8,680,000	$4,503,000

Raw materials and components	8,161,000	8,620,000

	$16,841,000	$13,123,000

     During the second quarter of 2001, the Company recorded a charge to write-off $13 million of raw material components and finished goods that are considered excess or obsolete as a result of decreased demand. Approximately $5.3 million of this charge relates to products shipped to Metricom, which filed for bankruptcy subsequent to shipment and prior to making payment, inventory on hand for future shipments to Metricom, and inventory purchase commitments for future shipments to Metricom. In addition, approximately $4.3 million of this charge relates to excess and obsolete inventory on hand and the remaining $3.4 million of this charge relates to excess and obsolete inventory under purchase commitments.

4. Capitalized Software Development Costs

     The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. During 2001, the Company began using the detail program design method for certain products for determining when technological feasibility has been established. During the second quarter of 2001, the Company reached technological feasibility with regards to certain software development activities. Software development costs of approximately $649,000 incurred subsequent to the establishment of technological feasibility have been capitalized in Intangible assets in the accompanying balance sheet at June 30, 2001. These costs are amortized on a product-by-product basis, using the greater of the ratio of current revenue for a product to the total of current and anticipated future revenue for that product, or the straight-line method over the remaining estimated economic life of the product, which is currently estimated to be a five-year period.

5. Line of Credit, Letter of Credit and Restricted Cash

     In June 2001, the Company entered into a $10 million credit facility with a bank. This credit facility bears interest at prime minus 1.25% (5.5% at June 30, 2001), is secured by $10 million cash, that the Company has deposited in a restricted certificate of deposit, and expires on July 1, 2002. The line of credit and certificate of deposit is cancelable at any time by the Company prior to the expiration date. As of June 30, 2001, $8.5 million of borrowings were outstanding under this facility. At June 30, 2001, the Company was in violation of a financial covenant requiring a specific level of earnings as defined in the line of credit facility. The covenant violation was caused substantially by the inventory write-off discussed in Note 3. The Company has obtained a waiver from the bank related to such covenant violation.

     In March 2001, the Company entered into a letter of credit with one of its vendors in the amount of $4.75 million. This letter of credit expires on September 14, 2001 and is secured by $4.75 million cash, which the Company has deposited in a restricted certificate of deposit.

6. Segment Information, Concentrations of Risk and Related Parties

     Segment Information

     The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

     The Company has operations in the United States and Canada. The distribution of the Company’s assets in the United States and Canada as of June 30, 2001, and December 31, 2000 are $63.2 million and $12.3 million, and $100.2 and $10.6 million, respectively.

     Concentrations of Risk and Related Parties

     @Road, Metricom and Hewlett Packard accounted for 18.8%, 14.4% and 9.8% of revenues, respectively, for the three months ended June 30, 2001. @Road and OmniSky accounted for 22.0% and 20.4% of revenues, respectively, for the three months ended June 30, 2000. Metricom, Hewlett Packard and @Road accounted for 16.8%, 14.5% and 12.0% of revenues, respectively, for the six months ended June 30, 2001. @Road and OmniSky accounted for 22.7% and 22.4% of revenues, respectively, for the six months ended June 30, 2000. Substantially all of the Company’s revenues come from wireless Internet products. Any further decline in market acceptance of the Company’s products or a further decline in the financial condition of our existing customers may impair the Company’s ability to operate effectively.

     The Company sells products to Airlink Communications, Inc., (“Airlink”) a wireless software infrastructure business. Airlink’s Chairman of the Board is also a member of the Company’s Board of Directors and a shareholder. Sales to Airlink were $1.2 million and $379,000 for the three months ended June 30, 2001 and 2000, respectively (unaudited) and $1.8 million and $724,000 for the six months ended June 30, 2001 and 2000, respectively (unaudited). Receivables from Airlink amounted to $1.6 million as of June 30, 2001 (unaudited). In May 2001, the Company and Airlink entered into an agreement for the payment of products sold to Airlink. Specifically, Airlink will pay $1.6 million for product purchases under terms of a promissory note with the first payment of $300,000, plus accrued interest due September 1, 2001, and the remaining principal balance due in equal installments, plus accrued interest, over eight monthly equal installments with the final payment due May 1, 2002. The note bears interest at prime plus 3% (9.75% at June 30, 2001) and is secured by all of Airlink’s assets. Airlink’s Chairman of the Board has also personally guaranteed this promissory note. We have sold similar products to other parties at unit prices similar to those under our arrangement with Airlink. As of June 30, 2001, accounts receivable from Airlink totaled $1,574,000.

     On June 30, 2000, Aether Capital, LLC, purchased $20 million of the Company’s Series D convertible preferred stock. Aether Capital, LLC is the investment arm of Aether Systems, Inc., which is the sole member of Aether Capital, LLC. David S. Oros, one of the Company’s directors, who joined the Company’s board in July 2000, serves as Chairman, Chief Executive Officer and President of Aether Systems, Inc. Mr. Oros is also a director of OmniSky Corporation (“OmniSky”), in which Aether Systems, Inc. is an investor. As a result of this capital transaction, OmniSky, a significant customer, became a related party and the Company commenced recording sales to OmniSky as “Revenue — Related Party” in the third quarter of 2000. Sales to OmniSky amounted to $148,000 and $1.9 million for the three months ended June 30, 2001 and 2000, respectively (unaudited) and $1.6 million and $3.6 million for the six months ended June 30, 2001 and 2000, respectively (unaudited). As of June 30, 2001, no amounts were due from OmniSky.

7. Commitments and Contingencies

     Legal proceedings

     On July 18, 2001, Sanmina Corporation and Sanmina Canada ULC (collectively “Sanmina”) filed suit against the Company in California Superior Court, San Diego County. The complaint alleges breach of contract with respect to the Company’s modification and cancellation of certain purchase orders and revision of certain forecasts, which the Company issued in connection with Sanmina’s procurement of components and manufacture of goods. The suit seeks payments for cancellation charges of $18.8 million and outstanding trade payables of $7.4 million. Sanmina is also seeking a writ of attachment prior to resolution of the lawsuit, which, if granted by the court, would limit the Company’s ability to sell, transfer or dispose of those assets attached, and limit the Company’s ability to use its working capital up to the amount of the attachment. Management believes that the Company has meritorious defenses regarding various elements of the claim and intends to contest those matters vigorously, though the Company cannot predict the ultimate outcome of this litigation. If this action were determined unfavorably to the Company, it could have a material adverse affect on the Company’s financial condition, results of operations and cash flows.

     Purchase commitments

     The Company has entered into a firm purchase commitment of approximately $4.9 million with one of its contract manufacturers for inventory purchases with scheduled receipts and payments through December 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, as well as the audited financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 contained in our 2000 annual report on Form 10-K.

     Our financial condition, results of operations and cash flows were adversely affected during the first six months of 2001 by decreases in demand for wireless products and decreases in demand for wireless access services for the transmission of data, including the bankruptcy of Metricom which accounted for 16.8% of our revenue for the first six months of 2001. If demand for wireless products and services decreases from current levels, our financial condition, results of operations and cash flows may be further adversely affected for the remainder of 2001 and in future years. See discussion under “Liquidity and Capital Resources.”

     Revenue.

     Our results of operations depend upon factors outside of our control including, among other things:

•	our ability to maintain and increase our sales volumes with existing customers;

•	our ability to attract new customers for our product offerings;

•	the demand for wireless technology access services and wireless technology products, including Personal Data Administration devices; and

•	the on-going financial condition of our existing customers and suppliers.

     We cannot predict with any certainty whether we will be able to maintain or improve upon our historical sales volumes with our existing customers, or whether we will be able to attract new customers for our wireless technology products. Continued decreases in the demand for the services of our wireless service customers could lead to a decrease in the demand for our wireless products used by these customers, and adversely impact our revenue, results of operations and cash flows.

     Operating Costs and Expenses.

     We continue to monitor and focus on reducing our operating costs and expenses and, as a result of our restructuring efforts, we have reduced our operating costs and expenses. If our operating costs and expenses were to increase significantly, our financial condition, results of operations and cash flows could be adversely affected.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Revenue. Revenue for the three months ended June 30, 2001 increased $3.4 million, or 38%, to $12.5 million compared to $9.1 million for the same period in 2000. For the three months ended June 30, 2001, sales of our PC cards increased by $2.6 million, OEM product sales increased by $1.5 million and cradle product sales decreased by $700,000 compared to the same period in 2000. The overall increase in product sales is due to the introduction of new products compared to the same period a year ago. New products contributed to the overall sales increases by $4.4 million with the introduction of the Minstrel 540 Wireless Modem for the HP Jornada Pocket PC in October 2000, the Minstrel S for the Handspring ™ Visor ™ in October 2000 and the Merlin Wireless PC Card for Metricom’s 128 kbps Ricochet network in November 2000. Sales of existing products decreased by $1.1 million.

     Cost of Revenue. Our cost of revenue for the three months ended June 30, 2001 increased $14.8 million, or 146%, to $24.9 million compared to $10.1 million for the same period in 2000. The increase in cost of revenue was primarily the result of $13 million of charges relating to excess and obsolete inventory recorded in the second quarter of 2001, sales of new products (approximately $3.2 million), offset by a reduction in costs associated with the production and sales of existing products (approximately $1.1 million) and a reduction in costs associated with our manufacturing operating capacity (approximately $300,000).

     Gross Margin. Our gross margin for the three months ended June 30 2001 decreased by $11.4 million, or 92%, to negative $12.4 million compared to negative $1.1 million during the same period in 2000. Excluding the $13 million excess and obsolete inventory charge, our gross margin increased by $1.6 million, or 155% to $600,000 compared to negative $1.1 million.

     Research and Development. Our research and development expenses for the three months ended June 30, 2001 increased $1.9 million, or 62%, to $5.1 million compared to $3.1 million for the same period in 2000. The increase was due to an increase in personnel expenses of approximately $700,000, an increase in depreciation and facility overhead expenses of approximately $600,000, an increase in research supplies and expendable equipment of approximately $400,000, an increase in travel costs of approximately $100,000 and an increase in other expenses relating to projects in development of approximately $100,000. During the second quarter of 2001, the Company reached technological feasibility with regards to certain software development activities and has capitalized approximately $649,000 as compared to $0 during the same period in 2000.

     Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2001 decreased $700,000, or 17%, to $3.5 million compared to $4.2 million for the same period in 2000. The decrease was the result of a reduction in advertising and marketing costs of approximately $1.0 million, a reduction in facility overhead expenses of approximately $200,000, offset by increased personnel expenses of $400,000 and outside services and consulting costs of approximately $100,000.

     General and Administrative. General and administrative expenses for the three months ended June 30, 2001 increased $600,000, or 51%, to $1.9 million compared to $1.3 million for the same period in 2000. This increase was primarily due to an increase in facility expenses of approximately $300,000, an increase in insurance expense of approximately $200,000, an increase in depreciation expense of approximately $200,000 and a decrease in the foreign currency exchange transaction gain of approximately $100,000. These increases were offset by a reduction in professional fees of approximately $100,000 and a reduction in payroll costs of approximately $100,000.

     Restructuring Charges. As a result of the restructuring efforts implemented during the first quarter of 2001, the Company expects to realize approximately $22 million in annual cost savings. During the three months ended June 30, 2001, the Company’s cost reductions amounted to approximately $2.9 million as compared to the immediately preceding quarter.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation for the three months ended June 30, 2001 increased $3.2 million to $3.3 million compared to $100,000 for the same period in 2000. This increase is due to the issuance of a significant number of stock options during the third quarter of 2000, resulting in gross deferred compensation of $30.3 million.

     Interest Income. Interest income for the three months ended June 30, 2001 increased $300,000 to $400,000 compared to $100,000 for the same period in 2000. The increase was due to income from the investment of proceeds from our initial public offering in November 2000.

     Net Loss. The net loss for the three months ended June 30, 2001 increased $16.1 million, or 167%, to $25.8 million compared to $9.7 million for the same period in 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Revenue. Revenue for the six months ended June 30, 2001 increased $16.3 million, or 102%, to $32.2 million compared to $15.9 million for the same period in 2000. For the six months ended June 30, 2001, sales of our PC cards increased by $11.8 million, cradle product sales increased by $3.3 million and OEM product sales increased by $1.2 million compared to the same period in 2000. The overall increase in product sales is due to the introduction of new products and increased demand for existing products compared to the same period a year ago. New products contributed to the overall sales increases by $14.1 million with the introduction of the Minstrel 540 Wireless Modem for the HP Jornada Pocket PC in October 2000, the Minstrel S for the Handspring ™ Visor ™ in October 2000 and the Merlin Wireless PC Card for Metricom’s 128 kbps Ricochet network in November 2000. Sales of existing products increased by $2.2 million.

     Cost of Revenue. Our cost of revenue for the six months ended June 30, 2001 increased $31.8 million, or 177%, to $49.8 million compared to $18.0 million for the same period in 2000. The increase in cost of revenue was primarily the result of $19 million of charges relating to excess and obsolete inventory recorded during 2001, sales of new products (approximately $11.5 million), an increase in costs associated with the production and sales of existing products (approximately $1.6 million), offset by a reduction in costs associated with our manufacturing operating capacity (approximately $300,000).

     Gross Margin. Our gross margin for the six months ended June 30 2001 decreased by $15.5 million to negative $17.6 million compared to negative $2.1 million during the same period in 2000. Excluding the $19 million excess and obsolete inventory charges, our gross margins increased by $3.5 million, or 167%, to $1.4 million compared to negative $2.1 million during the same period in 2000.

     Research and Development. Our research and development expenses for the six months ended June 30, 2001 increased $6.5 million, or 124%, to $11.7 million compared to $5.2 million for the same period in 2000. The increase was due to an increase in personnel expenses of approximately $2.8 million, an increase in depreciation and facility overhead expenses of approximately $1.7 million, an increase in research supplies and expendable equipment of approximately $1.3 million, an increase in travel costs of approximately $300,000, an increase in outside consulting services of approximately $300,000 and an increase in other expenses relating to projects in development of approximately $100,000. During the second quarter of 2001, the Company reached technological feasibility with regards to certain software development activities and has capitalized approximately $649,000 compared to $0 during the same period in 2000.

     Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2001 increased $1.6 million, or 25%, to $8.1 million compared to $6.5 million for the same period in 2000. The increase was the result of an increase in personnel expenses of $1.9 million, an increase in consulting and outside services of approximately $200,000, an increase in travel costs of $200,000 and an increase of $200,000 to support new products and to expand distribution channels. This increase is offset by a decrease in advertising and marketing costs of approximately $900,000.

     General and Administrative. General and administrative expenses for the six months ended June 30, 2001 increased $2.1 million, or 95%, to $4.3 million compared to $2.2 million for the same period in 2000. This increase was primarily due to an increase in facility expenses of approximately $400,000, an increase in insurance expense of approximately $300,000, an increase in depreciation expense of approximately $300,000, an increase in professional fees of approximately $300,000, an increase in consulting expense of approximately $300,000, and a decrease in the foreign currency exchange transaction gain of approximately $200,000. The remaining increase of $300,000 relates to additional expenses associated with operating as a public company.

     Restructuring Charges. Restructuring charges for the six months ended June 30, 2001 amounted to $3.9 million as a result of the implementation of an operational restructuring plan. These costs are made up of personnel termination benefits approximating $2.2 million and facility lease termination and other closure costs of approximately $1.7 million.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation for the six months ended June 30, 2001 increased $6.4 million to $6.6 million compared to $300,000 for the same period in 2000. This increase is due to the issuance of a significant number of stock options during the third quarter of 2000, resulting in gross deferred compensation of $30.3 million.

     Interest Income. Interest income for the six months ended June 30, 2001 increased $900,000 to $1.2 million compared to $300,000 for the same period in 2000. The increase was due to income from the investment of proceeds from our initial public offering in November 2000.

     Net Loss. The net loss for the six months ended June 30, 2001 increased $35.2 million, or 221%, to $51.1 million compared to $15.9 million for the same period in 2000.

Liquidity and Capital Resources

     As a result of cost reduction measures implemented during the first two quarters of 2001, and assuming that our revenue for each of the third and fourth quarters of 2001 equals or exceeds our revenue for the second quarter of 2001, excluding sales to Metricom, we believe that our available cash reserves together with our operating cash flows will be sufficient to fund operations and to satisfy our working capital requirements and anticipated capital expenditures for the remainder of the year. If, however, we experience decreases in revenue or increases in our operating costs and expenses, or otherwise experience a decrease in anticipated cash flows, we may be required to further reduce our operating costs or seek alternative sources of additional debt or equity financing sooner than otherwise planned. Management currently is evaluating debt and equity financing alternatives to meet our future capital requirements. However, additional financing may not be available when needed, on favorable terms, or at all.

     We have funded our operations primarily through sales of our equity securities and the issuance of debt instruments, and to a lesser extent, capital lease arrangements and borrowings under our line of credit. To date, gross proceeds from these transactions have totaled approximately $149.3 million, including the gross proceeds from our initial public offering in November 2000 of $64.2 million. At June 30, 2001 we had approximately $32.7 million in cash and cash equivalents, of which $14.8 million is restricted cash pursuant to our line of credit and letter of credit facilities as discussed in Note 5 to our consolidated financial statements.

     For the six months ended June 30, 2001, we used net cash in operating activities of $36.1 million compared to $19.2 million during the same period in 2000. Our operating activities during the six months ended June 30, 2001, included major uses of cash to fund our net loss of $51.1 million, which includes $19.0 million of non-cash inventory charges, a $6.6 million non-cash charge for deferred compensation expenses related to stock options issued to employees during 2000, a $3.9 million non-cash restructuring charge, a depreciation and amortization expense of approximately $2.3 million and non-cash recognition of deferred revenues of approximately $1.5 million. During the six months ended June 30, 2001, we used cash by increasing inventories by $12.6 million, decreasing accounts payable by $9.0 million, decreasing accrued expenses by $2.0 million and decreasing the restructuring accrual by $900,000, offset by cash generated from decreasing accounts receivable by $7.4 million and decreasing prepaid expenses and other assets by $1.8 million.

     Our net cash used in investing activities for the six months ended June 30, 2001 was $7.0 million, which included purchases of property and equipment of $5.5 million, purchases of intangible assets of $800,000 and software development costs of $700,000. Our net cash used in investing activities for the six months ended June 30, 2000 was $3.9 million and was primarily for purchases of property and equipment. These capital expenditures were primarily investments for equipment to test our products and to support our business.

     Cash provided from financing activities for the six months ended June 30, 2001 was $8.9 million, primarily from borrowings on our line of credit of $8.5 million, exercise of stock options and warrants of approximately $600,000, offset by payments of capital lease obligations of $200,000. Cash provided by financing activities for the six months ended June 30, 2000, amounted to $30.4 primarily due to proceeds from the issuance of convertible preferred stock.

     In June 2001, we entered into a credit facility with a bank, which allows the Company to borrow up to $10 million. This credit facility bears interest at prime minus 1.25% (5.5% at June 30, 2001), is secured by $10 million cash, that the Company has deposited in a restricted certificate of deposit, and expires on July 1, 2002. The line of credit is cancelable at any time by the Company prior to the expiration date. As of June 30, 2001, $8.5 million of borrowings were outstanding under this facility. At June 30, 2001, the Company was in violation of a financial covenant requiring a specific level of earnings as defined in the line of credit facility. The covenant violation was caused substantially by the inventory write-off discussed in Note 3. The Company has obtained a waiver from the bank related to such covenant violation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not currently use derivative financial instruments. We generally place our cash and short-term investments in high-credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations. The Company’s credit facility and related interest cost on borrowings is affected by the variations in the U.S. prime rate of interest. As of June 30, 2001, we had $8.5 million outstanding under our line of credit. We do not expect any material loss from our cash and cash equivalents and therefore believe that our potential interest rate exposure is not material; however, these investments are subject to interest rate risk. We do not currently enter into foreign currency hedge transactions. Through June 30, 2001, we had a foreign currency gain of approximately $160,000 recorded in general and administrative expenses as a result of foreign currency exchange transactions related to our Canadian subsidiary. Revenues generated outside the United States, as a percentage of total revenues were 9.0% for the six months ended June 30, 2001 and 5.4% for the same period in 2000. Fluctuations in foreign exchange rates could impact future operating results.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 7 to our consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

     Our Registration Statement on Form S-1 (Registration No. 333-42570) related to our initial public offering was declared effective by the SEC on November 15, 2000. A total of 8,025,000 shares of our common stock were registered on our behalf. Net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $57.2 million. As of June 30, 2001, approximately $33.0 million of these net offering proceeds had been used for operating activities and the remainder had been held as cash and cash equivalents.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 10, 2001, we held our annual meeting at which our stockholders voted upon the election of two nominees to our board of directors to serve for three-year terms and until their respective successors are duly elected and qualified, and the ratification of the appointment of Arthur Andersen LLP as our independent public accountants for the fiscal year ending December 31, 2001.

     Our stockholders elected both nominees to three-year terms as members of our board of directors and ratified the appointment of Arthur Andersen LLP as our independent public accountants for the 2001 fiscal year. The number of votes cast for, against or withheld, and the number of abstentions with respect to each matter voted upon is set forth below.

		For	Against/Withheld	Abstentions

1	Election of Directors:

	Robert Getz	42,405,271	70,205

	Peng K. Lim	39,448,972	3,026,504

2	Ratification of Independent

	Public Accountants	42,345,768	122,102	7,606

Item 6. Exhibits

Exhibit No.

10.1	Business Loan Agreement

10.2	First Amendment to Business Loan Agreement

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2001	Novatel Wireless, Inc.

	By:	/s/ MELVIN L. FLOWERS

Melvin L. Flowers Senior Vice President of Finance, Chief Financial Officer and Secretary