Form 10-Q
period 2001-09-30
NOVATEL WIRELESS INC
filed 2001-11-14
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________________ to _________________.

Commission file number: 0-31659

NOVATEL WIRELESS, INC.

(exact name of registrant as specified in its charter)

Delaware	86-0824673
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

9360 Towne Centre Drive, San Diego, California	92121
(Address of principal executive offices)	(zip code)

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

     The number of shares of the Registrant’s common stock outstanding as of October 31, 2001 was 54,619,262.

     As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we”, “us”, “the Company” and “Novatel Wireless” refer to Novatel Wireless, Inc., a Delaware corporation and its wholly-owned subsidiaries.

Forward Looking Statements

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, based on our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements. Novatel Wireless undertakes no obligation to update publicly any forward-looking statements.

Trademarks

     The Novatel Wireless logo, Minstrel, Minstrel III, Minstrel IIIc, Minstrel V, Minstrel S, Minstrel Plus, Minstrel 540, Minstrel m500, Merlin, Sage, Lancer, Lancer 3W, Contact, Expedite, MissionONE and Viking are trademarks of Novatel Wireless. Minstrel and Sage are registered with the U.S. Patent and Trademark Office. All other brands, products and company names mentioned herein are trademarks of their respective holders.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including $10,000,000 (2001) and $0 (2000) of restricted cash	$20,885,000	$66,826,000
Accounts receivable, net of allowance for doubtful accounts of $299,000 (2001) and $253,000 (2000)	3,170,000	8,093,000
Accounts receivable — related parties (Note 6)	1,383,000	7,446,000
Inventories	11,654,000	13,123,000
Prepaid expenses and other	1,907,000	3,388,000

Total current assets	38,999,000	98,876,000

Property and equipment, net	11,033,000	8,986,000
Intangible assets and capitalized software costs	4,826,000	2,260,000
Other assets	268,000	702,000

	$55,126,000	$110,824,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,553,000	$23,829,000
Accrued expenses	11,252,000	5,390,000
Line of credit payable	8,500,000
Restructuring accrual	2,438,000
Deferred revenues	530,000	1,996,000
Current portion of capital lease obligations	161,000	182,000

Total current liabilities	34,434,000	31,397,000

Capital lease obligations, net of current portion	211,000	205,000
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $.001, 15,000,000 shares authorized, no shares issued or outstanding Common stock, par value $.001, 350,000,000 shares authorized, 54,619,262 (2001) and 53,800,830 (2000) shares issued and outstanding	55,000	54,000
Additional paid-in capital	184,046,000	183,300,000
Deferred stock compensation	(9,195,000)	(18,234,000)
Accumulated deficit	(154,425,000)	(85,898,000)

Total stockholders’ equity	20,481,000	79,222,000

	$55,126,000	$110,824,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Revenue	$3,904,000	$9,591,000	$32,738,000	$24,798,000
Revenue — related parties	236,000	7,886,000	3,647,000	8,610,000

Total revenue	4,140,000	17,477,000	36,385,000	33,408,000

Cost of revenue	9,195,000	10,281,000	56,488,000	27,730,000
Cost of revenue — related parties	213,000	6,675,000	2,768,000	7,240,000

Total cost of revenue	9,408,000	16,956,000	59,256,000	34,970,000

Gross margin	(5,268,000)	521,000	(22,871,000)	(1,562,000)

Operating costs and expenses:
Research and development	4,537,000	3,699,000	16,212,000	8,902,000
Sales and marketing	2,281,000	3,996,000	10,369,000	10,468,000
General and administrative	2,186,000	1,153,000	6,457,000	3,345,000
Restructuring charges	919,000		4,819,000
Amortization of deferred stock compensation(*)	2,401,000	6,261,000	9,039,000	6,523,000

Total operating costs and expenses	12,324,000	15,109,000	46,896,000	29,238,000

Operating loss	(17,592,000)	(14,588,000)	(69,767,000)	(30,800,000)
Other income (expense):
Interest income	286,000	264,000	1,511,000	554,000
Interest expense	(133,000)	(10,000)	(269,000)	(30,000)
Other, net			(2,000)	6,000

Net loss	$(17,439,000)	$(14,334,000)	$(68,527,000)	$(30,270,000)

Accretion of preferred dividends and amortization of offering costs		1,101,000		3,303,000
Net loss applicable to common stockholders	$(17,439,000)	$(15,435,000)	$(68,527,000)	$(33,573,000)

Per share data:
Weighted average shares used in computation of basic and diluted net loss per common share	54,551,178	10,237,675	54,316,762	10,138,695
Basic and diluted net loss per common share	$(0.32)	$(1.51)	$(1.26)	$(3.31)

(*) Amortization of deferred stock compensation:
Cost of revenue	$425,000	$46,000	$675,000	$46,000
Research and development	329,000	121,000	991,000	121,000
Sales and Marketing	320,000	118,000	964,000	118,000
General and Administrative	1,327,000	5,976,000	6,409,000	6,238,000

	$2,401,000	$6,261,000	$9,039,000	$6,523,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,

	2001	2000

Operating activities:
Net loss	$(68,527,000)	$(30,270,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,438,000	1,046,000
Provision for bad debt	46,000	116,000
Non-cash charge for excess and obsolete inventory	23,006,000
Non-cash portion of restructuring accrual	2,990,000
Amortization of deferred stock compensation	9,039,000	6,523,000
Non-cash recognition of deferred revenues	(1,466,000)	(5,127,000)
Changes in assets and liabilities:
Accounts receivable	4,877,000	(6,484,000)
Accounts receivable — related parties	6,063,000	(4,377,000)
Inventories	(10,469,000)	(2,117,000)
Prepaid expenses and other	1,481,000	(2,821,000)
Other assets	434,000	(169,000)
Accounts payable	(12,276,000)	3,323,000
Accrued expenses	(5,206,000)	1,700,000

Net cash used in operating activities	(46,570,000)	(38,657,000)

Investing activities:
Purchases of property and equipment	(6,037,000)	(4,966,000)
Purchase of intangible assets	(868,000)
Capitalized software development costs	(1,698,000)
Net change in short-term investments		(1,735,000)

Net cash used in investing activities	(8,603,000)	(6,701,000)

Financing activities:
Proceeds from borrowings on line of credit	8,500,000
Issuance of convertible preferred stock		33,339,000
Proceeds from exercise of stock options and warrants	747,000	283,000
Proceeds (payments) under capital lease obligation, net	(15,000)	174,000

Net cash provided by financing activities	9,232,000	33,796,000

Net decrease in cash and cash equivalents	(45,941,000)	(11,562,000)
Cash and cash equivalents, beginning of period	66,826,000	25,455,000

Cash and cash equivalents, end of period	$20,885,000	$13,893,000

Supplemental disclosures of non-cash investing and financing activities:
Accretion of dividends on minority interest		$197,000
Accretion of dividends on convertible and redeemable preferred stock		2,669,000
Amortization of offering costs for convertible and redeemable preferred stock		437,000
Deferred compensation for stock options issued		29,736,000
Fixed assets retired against restructuring accrual	$552,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	179,000	30,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at September 30, 2001 and for the three month and nine month periods ended September 30, 2001 and 2000 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period’s financial statements to conform to the presentation for the periods ended September 30, 2001.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

2. Operational Overview and Restructuring Charges

     The accompanying financial statements contemplate the realization of assets and satisfaction of liabilities in the normal course of business. Our financial condition, results of operations and cash flows were adversely affected during the first nine months of 2001 by decreases in demand for both wireless products and wireless access services for the transmission of data. Management believes this trend may continue for the next several quarters, principally based on current projections of economic conditions in our market sector, which indicate a continued decrease in demand for wireless products and services. Our business was further impacted adversely by the bankruptcy of Metricom, which filed in July 2001. Sales to Metricom accounted for 16.8% of our revenue for the first six months of 2001. Assuming that our revenue for the fourth quarter of 2001 equals or exceeds our revenue for the third quarter of 2001, we believe that our available cash reserves together with our operating cash flows will be sufficient to fund operations and satisfy our working capital requirements and anticipated capital expenditures only through a portion of fiscal 2002. A decrease in our cash flows or our failure to generate significant revenue from new or existing products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing and/or operating costs, will further adversely impact our business, financial condition and results of operations.

     In addition to management’s current operating plans, which focus on increasing cash flow from operations, the Company is also evaluating a number of alternative plans to meet its future operating cash needs. These plans include, but are not limited to, raising additional funds from the capital markets, and seeking new or additional debt financing. However, alternative debt or equity financing may not be available when needed, on favorable terms, or at all. If these funds are not sufficient and/or if we are unable to generate sufficient cash flow from operations, we may need to consider additional actions, including further reducing or deferring capital expenditures, reducing or deferring research and development projects and reducing marketing expenditures. The deferral or cancellation of these projects may have a material adverse impact on the Company’s ability to meet its short-term business objectives.

     As a result of the economic slowdown in the Company’s industry sector, in the first quarter of 2001, the Company announced and began implementing an operational restructuring plan to reduce its operating costs and streamline its organizational structure. As a result of this plan, the Company recorded a restructuring charge of $3.9 million during the first quarter of 2001 and additional charges of $919,000 during the third quarter ending September 30, 2001. The restructuring plan provides for the reduction of employee staff, consultants and temporary labor, resulting in severance payments and other employee related expenses of approximately $2.2 million. The restructuring also provided for the closure of the Company’s fulfillment and distribution facility. This function has been transitioned to one of the Company’s contract manufacturers. The Company is in the process of disposing the fixed assets associated with this function. During the third quarter of 2001, the Company closed one of its office facilities in San Diego, California. As a result of the closure of these facilities, the restructuring charge includes $2.6 million for the impairment of assets that will no longer be used and facility lease termination and other closure costs. During the second quarter of 2001, the Company began reducing its employee staff, consultants and temporary labor, and may make additional head count reductions during the balance of 2001.

     The following table displays the activity and balances of the restructuring reserve from March 31, 2001 to September 30, 2001:

		Cash			September 30,
Type of Cost	March 31, 2001	Payments	Asset Disposals	Additions	2001

Employee separations	$2,200,000	$(1,364,000)			$836,000
Facility closings	1,700,000	(465,000)	$(552,000)	$919,000	1,602,000

	$3,900,000	$(1,829,000)	$(552,000)	$919,000	$2,438,000

     The Company determined that certain components in inventory had also been adversely impacted by the slowing economy. Accordingly, during the first three quarters of 2001, the Company recorded charges totaling $23 million for excess and obsolete raw material components and finished goods. In accordance with Emerging Issues Task Force 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments are classified in “Cost of revenue” in the accompanying consolidated statements of operations (see Note 3).

3. Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2001	2000

	(unaudited)
Finished goods	$6,942,000	$4,503,000
Raw materials and components	4,712,000	8,620,000

	$11,654,000	$13,123,000

     During the first quarter of 2001, the Company recorded a charge to write-off $6 million of raw material components and finished goods that are considered excess or obsolete as a result of decreased demand. This charge primarily related to certain excess and obsolete inventory on hand.

     During the second quarter of 2001, the Company recorded a charge to write-off $13 million of raw material components and finished goods that were considered excess or obsolete as a result of decreased demand. Approximately $5.3 million of this charge related to products shipped to Metricom, which filed for bankruptcy subsequent to shipment and prior to making payment, as well as inventory on hand for future shipments to Metricom and inventory purchase commitments for future shipments to Metricom. In addition, approximately $4.3 million of this charge related to excess and obsolete inventory on hand and the remaining $3.4 million of this charge related to excess and obsolete inventory under purchase commitments.

     During the third quarter of 2001, the Company recorded a charge to write-off $4 million of raw material components and finished goods on hand that are considered excess or obsolete as a result of decreased demand.

4. Capitalized Software Development Costs

     The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. During 2001, the Company began using the detail program design method for certain products for determining when technological feasibility has been established. During the second quarter of 2001, the Company reached technological feasibility with regards to certain software development activities. Software development costs of approximately $1.7 million incurred subsequent to the establishment of technological feasibility have been capitalized in Intangible assets in the accompanying balance sheet at September 30, 2001. These costs are amortized on a product-by-product basis, using the greater of the ratio of current revenue for a product to the total of current and anticipated future revenue for that product, or the straight-line method over the remaining estimated economic life of the product, which is currently estimated to be a five-year period.

5. Line of Credit, Letter of Credit and Restricted Cash

     In June 2001, the Company entered into a $10 million credit facility with a bank. This credit facility bears interest at prime minus 1.25% (4.75% at September 30, 2001), is secured by $10 million cash which is deposited in a restricted certificate of deposit, and expires on July 1, 2002. The line of credit and certificate of deposit is cancelable at any time by the Company prior to the expiration date. As of September 30, 2001, $8.5 million of borrowings were outstanding under this facility. Subsequent to September 30, 2001, the Company cancelled this line of credit, liquidated the certificate of deposit securing the line of credit and repaid all outstanding borrowings.

     In March 2001, the Company entered into a cash secured letter of credit with one of its vendors in the amount of $4.75 million. This letter of credit expired on September 14, 2001 and the cash security of $4.75 million was subsequently released.

6. Segment Information, Concentrations of Risk and Related Parties

   Segment Information

     The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

     The Company has operations in the United States and Canada. The distribution of the Company’s assets in the United States and Canada as of September 30, 2001, and December 31, 2000 are $43.3 million and $11.8 million, and $100.2 and $10.6 million, respectively.

   Concentrations of Risk and Related Parties

     Hewlett Packard and Global Wireless Data accounted for 24.2% and 15.9% of revenues, respectively, for the three months ended September 30, 2001. OmniSky accounted for 41.5% of revenues for the three months ended September 30, 2000. Hewlett Packard, Metricom and @Road accounted for 15.6%, 14.9% and 10.5% of revenues, respectively, for the nine months ended September 30, 2001. OmniSky and @Road accounted for 32.4% and 14.2% of revenues, respectively, for the nine months ended September 30, 2000. Substantially all of the Company’s revenues come from wireless Internet products. Any further decline in market acceptance of the Company’s products or a further decline in the financial condition of our existing customers may impair the Company’s ability to operate effectively.

     The Company sells products to Airlink Communications, Inc., (“Airlink”) a wireless software infrastructure business. Airlink’s Chairman of the Board is also a member of the Company’s Board of Directors and a shareholder. Sales to Airlink were $0 and $633,000 for the three months ended September 30, 2001 and 2000, respectively and $1.7 million and $1.4 million for the nine months ended September 30, 2001 and 2000, respectively. Receivables from Airlink amounted to $1.2 million as of September 30, 2001. In May 2001, the Company and Airlink entered into an agreement for the payment of products sold to Airlink. Specifically, Airlink will pay $1.6 million for product purchases under terms of a promissory note with the first payment of $300,000, plus accrued interest due September 1, 2001, and the remaining principal balance due in equal installments, plus accrued interest, over eight monthly equal installments with the final payment due May 1, 2002. The note bears interest at prime plus 3% (9.0% at September 30, 2001) and is secured by all of Airlink’s assets. Airlink’s Chairman of the Board has also personally guaranteed this promissory note. We have sold similar products to other parties at unit prices similar to those under our arrangement with Airlink.

     In September 2001, the Company entered into an agreement with Airlink for the payment of $1.1 million for products shipped to Airlink during September 2001. The shipment of these products is secured by a promissory note in the amount of $1.1 million, which bears interest at a rate of prime plus 3% (9.0% at September 30, 2001) and is secured by all of Airlink’s assets. Payments on this note will be payable in five equal monthly installments, including accrued interest, of $200,000 commencing on November 1, 2001, an installment of $250,000, including accrued interest due on March 1, 2002 and the remaining principal and accrued interest balance due on April 1, 2002. In accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” the Company will record revenue under this agreement when the collection of the receivable becomes reasonably assured.

     On June 30, 2000, Aether Capital, LLC, purchased $20 million of the Company’s Series D convertible preferred stock. Aether Capital, LLC is the investment arm of Aether Systems, Inc., which is the sole member of Aether Capital, LLC. David S. Oros, one of the Company’s directors, who joined the Company’s board in July 2000, serves as Chairman, Chief Executive Officer and President of Aether Systems, Inc. Mr. Oros is also a director of OmniSky Corporation (“OmniSky”), in which Aether Systems, Inc. is an investor. As a result of this capital transaction, OmniSky, a significant customer, became a related party and the Company commenced recording sales to OmniSky as “Revenue — Related Party” in the third quarter of 2000. Sales to OmniSky amounted to $273,000 and $7.3 million for the three months ended September 30, 2001 and 2000, respectively and $1.4 million and $10.8 million for the nine months ended September 30, 2001 and 2000, respectively. Receivables from OmniSky amounted to $146,000 as of September 30, 2001.

     The Company has hired an entity to provide technical support services for $16,000 per month. The Company’s Chairman and Chief Executive Officer is a board member and a security holder of this entity. Payments made to this entity during the quarter ended September 30, 2001 were $22,900.

7. Commitments and Contingencies

   Legal proceedings

     On July 18, 2001, Sanmina Corporation and Sanmina Canada ULC (collectively “Sanmina”) filed suit against the Company in California Superior Court, San Diego County. The complaint alleged breach of contract with respect to the Company’s modification and cancellation of certain purchase orders and revision of certain forecasts, which the Company issued in connection with Sanmina’s procurement of components and manufacture of goods. The suit sought payments for cancellation charges of $18.8 million and outstanding trade payables of $7.4 million.

Sanmina was also seeking a writ of attachment prior to resolution of the lawsuit, which, if granted by the court, would have limited the Company’s ability to sell, transfer or dispose of those assets attached, and limit the Company’s ability to use its working capital up to the amount of the attachment. The California Superior Court subsequently denied Sanmina's motion for a writ of attachment.

     On October 18, 2001, Sanmina Corporation in substance refiled the subject claim against the Company in California Superior Court, Santa Clara County and voluntarily withdrew the claim pending in San Diego. The suit seeks payments for cancellation charges of $18.8 and outstanding trade payables of $7.4 million. Management believes that the Company has meritorious defenses regarding various elements of the claim and intends to contest those matters vigorously, although the Company cannot predict the ultimate outcome of this litigation. If this action were decided unfavorably to the Company, it could have a material adverse affect on the Company’s financial condition, results of operations and cash flows.

   Purchase commitments

     In May 2001, the Company entered into a firm purchase commitment of approximately $4.9 million with one of its contract manufacturers for inventory purchases with scheduled receipts and payments through December 2001. At September 30, 2001, the net remaining obligation under this commitment was $1.1 million.

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

     Our financial condition, results of operations and cash flows were adversely affected during the first nine months of 2001 by decreases in demand for both wireless products and wireless access services for the transmission of data. Management believes this trend may continue for the next several quarters, principally based on current projections of economic conditions in our market sector, which indicate a continued decrease in demand for wireless products and services. Our business was further impacted adversely by the bankruptcy of Metricom, which filed in July 2001. Sales to Metricom accounted for 16.8% of our revenue for the first six months of 2001. Assuming that our revenue for the fourth quarter of 2001 equals or exceeds our revenue for the third quarter of 2001, we believe that our available cash reserves together with our operating cash flows will be sufficient to fund operations and satisfy our working capital requirements and anticipated capital expenditures only through a portion of fiscal 2002. A decrease in our cash flows or our failure to generate significant revenue from new or existing products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing and/or operating costs, will further adversely impact our business, financial condition and results of operations.

   Revenue.

     Our results of operations depend upon various factors including, among other things:

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

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Revenue. Revenue for the three months ended September 30, 2001 decreased $13.3 million, or 76%, to $4.1 million compared to $17.5 million for the same period in 2000. For the three months ended September 30, 2001, sales of our cradle products decreased by $10.8 million, OEM product sales decreased by $1.6 million and PC card product sales decreased by $900,000 compared to the same period in 2000. The overall decrease in product sales is due to the decrease in demand for wireless products and decreases in demand for wireless access services for the transmission of data during 2001 compared to 2000. New product sales amounted to $1.6 million with the introduction of the Minstrel 540 Wireless Modem for the HP Jornada Pocket PC in October 2000, the Minstrel S for the Handspring ™ Visor ™ in October 2000 and the Minstrel m500 for the Palm m500 in July 2001. Sales of existing products decreased by $14.9 million.

     Cost of Revenue. Our cost of revenue for the three months ended September 30, 2001 decreased $7.5 million, or 45%, to $9.4 million compared to $17.0 million for the same period in 2000. The decrease in cost of revenue was primarily the result of the decrease in the demand for existing products (approximately $12.8 million) and a reduction in costs associated with our manufacturing operating capacity (approximately $200,000), offset by a $4.0 million charge for excess and obsolete inventory recorded in the third quarter of 2001 and sales of new products (approximately $1.1 million).

     Gross Margin. Our gross margin for the three months ended September 30, 2001 decreased by $5.8 million, to negative $5.3 million compared to $500,000 during the same period in 2000. Excluding the $4.0 million charge for excess and obsolete inventory, our gross margin decreased by $1.8 million, or 242% to negative $1.3 million compared to $500,000. The decrease in gross margin is due to the lower revenues during the three months ended September 30, 2001 compared to the same period in 2000 as described above. These revenues were not sufficient enough to cover the manufacturing overhead costs and therefore resulted in a decrease in the gross margins.

     Research and Development. Our research and development expenses for the three months ended September 30, 2001 increased $800,000, or 23%, to $4.5 million compared to $3.7 million for the same period in 2000. The increase was due to an increase in research supplies and expendable equipment of approximately $700,000, an increase in depreciation and facility overhead expenses of approximately $400,000 and an increase in consulting services of approximately $100,000, offset by a decrease in personnel expenses of $300,000 and an increase in non-recurring engineering customer payments of $100,000. During the second quarter of 2001, the Company reached technological feasibility with regards to certain software development activities and subsequently capitalized approximately $1.0 million during the three months ended September 30, 2001 as compared to $0 during the same period in 2000.

     Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2001 decreased $1.7 million, or 43%, to $2.3 million compared to $4.0 million for the same period in 2000. The decrease was the result of a reduction in advertising and marketing costs of approximately $900,000, a reduction in personnel expenses of $400,000, a reduction in facility overhead expenses of approximately $300,000 and a reduction in travel costs of approximately $100,000.

     General and Administrative. General and administrative expenses for the three months ended September 30, 2001 increased $1.0 million, or 90%, to $2.2 million compared to $1.2 million for the same period in 2000. This increase was primarily due to an increase in personnel expenses of $400,000, an increase in insurance expense of approximately $200,000, an increase in facility overhead expenses of approximately $200,000, an increase in professional fees of approximately $100,000 and a decrease in foreign currency exchange gains of approximately $100,000.

     Restructuring Charges. Restructuring charges for the three months ended September 30, 2001 amounted to approximately $900,000 as a result of the closure of one of the Company’s facilities during the third quarter (see Note 2 in the consolidated financial statements). These costs are primarily made up of lease termination costs and facility closure costs.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation for the three months ended September 30, 2001 decreased $3.9 million or 62% to $2.4 million compared to $6.3 million for the same period in 2000. This decrease is due to the issuance of a significant number of stock options during the third quarter of 2000, resulting in gross deferred stock compensation of $30.3 million.

     Interest Income. Interest income for the three months ended September 30, 2001 remained consistent at $300,000 compared to the same period in 2000.

     Net Loss. The net loss for the three months ended September 30, 2001 increased $3.1 million, or 22%, to $17.4 million compared to $14.3 million for the same period in 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Revenue. Revenue for the nine months ended September 30, 2001 increased $3.0 million, or 9%, to $36.4 million compared to $33.4 million for the same period in 2000. For the nine months ended September 30, 2001, sales of our PC cards increased by $10.5 million, while sales of our cradle product sales decreased by $7.8 million and OEM product sales remained flat compared to the same period in 2000. The overall increase in product sales is due to the introduction of new products. New products contributed to the overall sales increases by $15.7 million with the introduction of the Minstrel 540 Wireless Modem for the HP Jornada Pocket PC in October 2000, the Minstrel S for the Handspring ™ Visor ™ in October 2000, the Merlin Wireless PC Card for Metricom’s 128 kbps Ricochet network in November 2000 and the Minstrel m500 for the Palm m500 in July 2001. Sales of existing products decreased by $12.7 million.

     Cost of Revenue. Our cost of revenue for the nine months ended September 30, 2001 increased $24.3 million, or 69%, to $59.3 million compared to $35.0 million for the same period in 2000. The increase in cost of revenue was primarily the result of $23 million of charges relating to excess and obsolete inventory recorded during 2001 and sales of new products (approximately $12.7 million), offset by an increase in costs associated with the production and sales of existing products (approximately $11.4 million).

     Gross Margin. Our gross margin for the nine months ended September 30 2001 decreased by $21.3 million to negative $22.9 million compared to negative $1.6 million during the same period in 2000. Excluding the $23 million charge for excess and obsolete inventory, our gross margins increased by $1.7 million, or 109%, to $100,000 compared to negative $1.6 million during the same period in 2000.

     Research and Development. Our research and development expenses for the nine months ended September 30, 2001 increased $7.3 million, or 82%, to $16.2 million compared to $8.9 million for the same period in 2000. The increase was due to an increase in personnel expenses of approximately $2.4 million, an increase in depreciation and facility overhead expenses of approximately $2.1 million, an increase in research supplies and expendable equipment of approximately $2.0 million, an increase in travel costs of approximately $400,000 and an increase in outside consulting services of approximately $400,000. During the second quarter of 2001, the Company reached technological feasibility with regards to certain software development activities and subsequently capitalized approximately $1.7 million during the nine months ended September 30, 2001 compared to $0 during the same period in 2000.

     Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2001 decreased $100,000, or 1%, to $10.4 million compared to $10.5 million for the same period in 2000. The decrease was the result of a decrease in advertising and marketing costs of $1.8 million and a decrease in facility overhead expenses of approximately $300,000, offset by an increase in personnel expenses of approximately $1.5 million, an increase in consulting and outside services of approximately $200,000 and an increase in travel costs of approximately $200,000 and an increase of $100,000 to support new products and to expand distribution channels.

     General and Administrative. General and administrative expenses for the nine months ended September 30, 2001 increased $3.2 million, or 93%, to $6.5 million compared to $3.3 million for the same period in 2000. This increase was due to an increase in personnel expenses of approximately $1.0 million, an increase in facility and overhead expenses of approximately $700,000, an increase in insurance expense of approximately $500,000, a decrease in the foreign currency exchange gains of approximately $400,000, an increase in professional fees of approximately $400,000 and an increase in depreciation and other expenses of approximately $200,000.

     Restructuring Charges. Restructuring charges for the nine months ended September 30, 2001 amounted to $4.8 million as a result of the implementation of our operational restructuring plan (see Note 2 in the consolidated financial statements). These costs are made up of personnel termination benefits approximating $2.2 million and facility lease termination and other closure costs of approximately $2.6 million.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation for the nine months ended September 30, 2001 increased $2.5 million to $9.0 million compared to $6.5 million for the same period in 2000. This increase is due to the issuance of a significant number of stock options during the third quarter of 2000, resulting in gross deferred stock compensation of $30.3 million.

     Interest Income. Interest income for the nine months ended September 30, 2001 increased $900,000 or 173% to $1.5 million compared to $600,000 for the same period in 2000. The increase was due to income from the investment of proceeds from our initial public offering in November 2000.

     Net Loss. The net loss for the nine months ended September 30, 2001 increased $38.3 million, or 126%, to $68.5 million compared to $30.3 million for the same period in 2000.

Liquidity and Capital Resources

     Our financial condition, results of operations and cash flows were adversely affected during the first nine months of 2001 by decreases in demand for both wireless products and wireless access services for the transmission of data. Management believes this trend may continue for the next several quarters, principally based on current projections of economic conditions in our market sector, which indicate a continued decrease in demand for wireless products and services. Our business was further impacted adversely by the bankruptcy of Metricom, which filed in July 2001. Sales to Metricom accounted for 16.8% of our revenue for the first six months of 2001. Assuming that our revenue for the fourth quarter of 2001 equals or exceeds our revenue for the third quarter of 2001, we believe that our available cash reserves together with our operating cash flows will be sufficient to fund operations and satisfy our working capital requirements and anticipated capital expenditures only through a portion of fiscal 2002. A decrease in our cash flows or our failure to generate significant revenue from new or existing products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing and/or operating costs, will further adversely impact our business, financial condition and results of operations.

     In addition to management’s current operating plans, which focus on increasing cash flow from operations, the Company is also evaluating a number of alternative plans to meet its future operating cash needs. These plans include, but are not limited to, raising additional funds from the capital markets, and seeking new or additional debt financing. However, alternative debt or equity financing may not be available when needed, on favorable terms, or at all. If these funds are not sufficient and/or if we are unable to generate sufficient cash flow from operations, we may need to consider additional actions, including further reducing or deferring capital expenditures, reducing or deferring research and development projects and reducing marketing expenditures. The deferral or cancellation of these projects may have a material adverse impact on the Company’s ability to meet its short-term business objectives.

     We have funded our operations primarily through sales of our equity securities and the issuance of debt instruments, and to a lesser extent, capital lease arrangements and borrowings under our line of credit. To date, gross proceeds from these transactions have totaled approximately $149.3 million, including the gross proceeds from our initial public offering in November 2000 of $64.2 million. At September 30, 2001 we had approximately $20.9 million in cash and cash equivalents, of which $10.0 million was restricted cash pursuant to our line of credit facility as discussed in Note 5 to our consolidated financial statements.

     For the nine months ended September 30, 2001, we used net cash in operating activities of $46.6 million compared to $38.7 million during the same period in 2000. Our operating activities during the nine months ended September 30, 2001, included major uses of cash to fund our net loss of $68.5 million, which includes $23.0 million of non-cash inventory charges, a $9.0 million non-cash charge for deferred compensation expenses related to stock options issued to employees during 2000, a $4.8 million non-cash restructuring charge, a depreciation and amortization expense of approximately $3.4 million and non-cash recognition of deferred revenues of approximately $1.5 million. During the nine months ended September 30, 2001, we used cash by increasing inventories by $10.5 million, decreasing accounts payable by $12.3 million, decreasing accrued expenses by $5.2 million and we made cash payments under our restructuring accrual of $1.8 million, offset by cash generated from decreasing accounts receivable by $10.9 million and decreasing prepaid expenses and other assets by $1.9 million.

     Our net cash used in investing activities for the nine months ended September 30, 2001 was $8.6 million, which included purchases of property and equipment of $6.0 million, capitalized software development costs of $1.7 million and purchases of intangible assets of $900,000. Our net cash used in investing activities for the nine months ended September 30, 2000 was $6.7 million and was primarily for purchases of property and equipment. These capital expenditures were primarily investments for equipment to test our products and to support our business.

     Cash provided from financing activities for the nine months ended September 30, 2001 was $9.2 million, primarily from borrowings on our line of credit of $8.5 million and the exercise of stock options and warrants of approximately $700,000. Cash provided by financing activities for the nine months ended September 30, 2000, amounted to $33.8 million primarily due to proceeds from the issuance of convertible preferred stock.

     In June 2001, we entered into a $10 million credit facility with a bank. This credit facility bears interest at prime minus 1.25% (4.75% at September 30, 2001), is secured by $10 million cash which is deposited in a restricted certificate of deposit, and expires on July 1, 2002. The line of credit and certificate of deposit is cancelable at any time by us prior to the expiration date. As of September 30, 2001, $8.5 million of borrowings were outstanding under this facility. Subsequent to September 30, 2001, we cancelled this line of credit, liquidated the certificate of deposit securing the line of credit and repaid all outstanding borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not currently use derivative financial instruments. We generally place our cash and short-term investments in high-credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations. The Company’s credit facility and related interest cost on borrowings is affected by the variations in the U.S. prime rate of interest. As of September 30, 2001, we had $8.5 million outstanding under our line of credit. We do not expect any material loss from our cash and cash equivalents and therefore believe that our potential interest rate exposure is not material; however, these investments are subject to interest rate risk. We do not currently enter into foreign currency hedge transactions. Through September 30, 2001, we had a foreign currency gain of approximately $150,000 recorded in general and administrative expenses as a result of foreign currency exchange transactions related to our Canadian subsidiary. Revenues generated outside the United States, as a percentage of total revenues were 8.5% for the nine months ended September 30, 2001 and 9.6% for the same period in 2000. Fluctuations in foreign exchange rates could impact future operating results.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 7 to our consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

     Our Registration Statement on Form S-1 (Registration No. 333-42570) related to our initial public offering was declared effective by the SEC on November 15, 2000. A total of 8,025,000 shares of our common stock were registered on our behalf. Net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $57.2 million. As of September 30, 2001, approximately $44.8 million of these net offering proceeds had been used for operating activities and the remainder had been held as cash and cash equivalents.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2001	Novatel Wireless, Inc.

	By:	/s/ MELVIN L. FLOWERS

Melvin L. Flowers Senior Vice President of Finance, Chief Financial Officer and Secretary