Form 10-K
period 2001-12-31
NOVATEL WIRELESS INC
filed 2002-03-05
CIK 1022652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                               to                               .

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

Common Stock, par value $.001 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

      The number of shares of the Registrant’s common stock outstanding as of February 20, 2002 was 58,046,906.

      The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on February 20, 2002 as reported by the Nasdaq National Market, was approximately $26,615,000. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 5% or greater shareholders, based on Schedule 13G filings, have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. The Registrant has not issued any non-voting stock.

Documents Incorporated by Reference

      The Registrant’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated by reference into Part III of this Form 10-K to the extent stated herein.

      Certain exhibits filed with the Registrant’s prior registration statements and reports on Forms 10-K, S-1, S-3, S-8 and 8-K.

i

      As used in this report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “Novatel Wireless” refer to Novatel Wireless, Inc., a Delaware corporation and its wholly owned subsidiaries.

Forward Looking Statements

      This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. These forward-looking statements involve risks and uncertainties. Novatel Wireless’ actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report. For a detailed discussion of these risks and uncertainties, see “Business — Business Risks and Uncertainties” section of this Form 10-K. Novatel Wireless undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Trademarks

      The Novatel Wireless logo, MinstrelTM, Minstrel IIITM, Minstrel IIIcTM, Minstrel VTM, Minstrel PlusTM, Minstrel STM, Minstrel 540TM, MerlinTM, SageTM, LancerTM, Lancer 3WTM, ExpediteTM, MissionONETM, NWIDirect and VikingTM are trademarks of Novatel Wireless. Minstrel, Sage and NWIDirect are registered with the U.S. Patent and Trademark Office. All other brands, products and company names mentioned herein are trademarks of their respective holders

ii

Item 1.     Business

Overview

      We are a provider of wireless data access solutions, including wireless data modems and software for use with handheld computing devices and portable personal computers. We deliver innovative and comprehensive solutions that enable businesses and consumers to access personal, corporate and public information through e-mail, enterprise networks and the Internet. We also offer wireless data modems and custom engineering services for hardware and systems integration services to our customers to facilitate use of our products.

      We have a strong history of designing innovative wireless access products. We designed and delivered the first products to enable wireless connectivity for the Palm Family of handheld computing devices. We have successfully developed and are continuing to develop solutions that enable our customers to wirelessly access data utilizing a wide range of mobile computing devices across a broad range of wireless data network technologies. Our current product portfolio includes the following:

•	The Minstrel Family of Wireless Handheld Modems, for handheld computing devices;

•	The Merlin Family of Wireless Type II PC Card Modems for portable and desktop PCs and handheld computing devices;

•	The Sage Wireless Modems for portable and desktop PCs;

•	The NRM-6812 and Expedite Family of Wireless OEM Modems for custom integration with computers and other devices; and

•	The Lancer 3W Family of Ruggedized Wireless Modems for vehicle-mounted applications.

      Our core modem technology is easily customized to address a broad range of vertical applications. Our customers include wireless telecommunications operators such as Sprint, Verizon Wireless, Voicestream and MMO2 (formerly BT Cellnet). We also have OEM customers such as, @Road and Airlink and we have entered into strategic technology and development relationships within the wireless communications industry with TTP Communications, Nortel Networks, Sprint PCS, Dell, VoiceStream and Verizon Wireless. We also sell our products through domestic and international distributors such as Hugh Symons, Asia Wireless, Ingram Micro, Global Wireless Data, Brightpoint and Cellcom.

Product Benefits

     Breadth of Wireless Access Products

      Our products enable both handheld computing devices and portable PCs to access the Internet and enterprise networks wirelessly. We also produce wireless modems which enable connections to a broad range of appliances for vertical applications. We are developing additional capabilities for emerging wireless networks in order to afford our customers maximum flexibility in choosing their wireless data access solutions.

     Price Performance Leadership

      We have designed our products to provide high levels of performance and functionality at an attractive price to drive widespread adoption among users. We use software solutions where others still use hardware and we build our products around a common core hardware and software platform.

Productivity

      Our products improve productivity by enabling handheld computing devices and portable PCs to be continuously connected to the Internet and enterprise networks with a focus on ease-of-use and real-time access to e-mail, messaging, online content and critical personal and professional information. Our products for handheld computing devices also enable wireless synchronization to enable users to backup and access personal and professional data from remote locations. These features allow mobile professionals to access and manage data even while they are away from traditional work settings, thereby significantly increasing their productivity.

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

Drive Widespread Adoption of Our Products and Increased Market Penetration

      We intend to drive widespread adoption of our products through increased global marketing activities, strategic pricing and expansion of our international sales team, networks and sales distribution networks. We believe these efforts will increase our revenue and our brand recognition. Our product pricing is an important part of this strategy and we will adjust our prices to ensure market penetration by offering value to our customers.

Expand and Develop Strategic Relationships

      We plan to build and expand on strategic relationships to improve the design and functionality of our wireless access products and gain market share. We intend to establish and maintain relationships with a strategic focus on:

•	Wireless communications companies, and laptop and PDA manufacturers such as our existing relationships with Dell, Symbol, Sprint, MMO2 (formerly BT Cellnet), Monet and VoiceStream, to extend our platform and expand distribution of our products;

•	Distribution companies including Brightpoint, Asia Wireless and Hugh Symons;

•	Software applications companies, such as our existing relationships with Certicom, FusionOne, Inc. AvantGo, Inc., Puma Technologies, Inc., JP Systems, Inc., Aether Systems, Inc., Openwave and Infowave Software, Inc. to offer a wide array of value-added applications for our customers; and

•	Technology companies, such as our existing relationships TTP Communications Ltd. to accelerate the time to market and expand the capabilities of our new products.

Continue to Target Key Vertical Markets

      We market our products to key vertical industry segments by offering them products that increase productivity, reduce costs and create operational efficiencies. We are currently working with, among others, Marconi in vending system monitoring, KeyCorp in retail/ point of sale, @Road in vehicle tracking and Symbol in inventory control. We believe that continuing improvements in wireless computing technologies will create additional vertical markets and more applications for our products.

Products

      We currently offer a variety of wireless data access solutions to OEMs, VARs, systems integrators, wireless telecommunications operators, enterprise, mobile professionals and consumers. We offer Type II PC Card modems for portable personal computers and Windows Pocket PC mobile computing devices which operate on GSM/ GPRS, CDMA and CDPD data wireless networks.

      The following table lists our principal product lines and applications:

Product	Application

Wireless PC Cards and Modems
• Merlin Wireless PC Card Modem for GSM/GPRS	• Portable and desktop PCs
• Merlin Wireless PC Card Modem for CDPD	• Portable and desktop PCs
• Merlin Wireless PC Card Modem for CDMA	• Portable and desktop PCs
• Sage® Wireless Serial Modem for CDPD	• Portable and desktop PCs
OEM Products for CDPD
• ExpediteTM Wireless Embedded Modem	• point of sale terminals, automated teller machines, vehicle tracking
• NRM-6812 Wireless Embedded Modem	• utility monitoring, vending system monitoring
Wireless Cradle Devices for CDPD
• Minstrel IIITM Wireless Handheld Modem	• Palm III handheld device
• Minstrel VTM Wireless Handheld Modem	• Palm V handheld device
• Minstrel 500 Wireless Handheld Modem	• Palm 500 handheld device
• Minstrel STM Wireless SpringboardTM Modem	• Handspring handheld device

Wireless PC Cards and Modems

      Our Merlin Wireless PC Card Modem, which was designed for Windows 95/98/2000/ NT/ Pocket PC computers, allows mobile professionals and consumers to send and receive e-mail, and to connect wirelessly to their enterprise networks and to the Internet.

      Merlin G100TM is a single band (1900) wireless PC Card modem based on GSM/ GPRS technology. Slightly larger than a credit card, Merlin G100 slides inside a computer’s Type II PC Card slot, providing access to email, corporate databases and the Internet at maximum speeds up to 53.6 kbps in GPRS coverage areas and 14.4 kbps in GSM coverage areas. With user-friendly wireless modem manager software, the Merlin G100 is compatible with a wide range of laptops, handheld devices and operating systems including Microsoft Windows 98, 2000, Millennium Edition, XP and Pocket PC operating systems.

      The Merlin G201TM is a dual band (900/1800) wireless PC Card modem based on GSM/ GPRS technology. Like the Merlin G100, the Merlin G201TM is slightly larger than a credit card, slides inside a computer’s Type II PC Card slot and provides access to email, corporate databases and the Internet at maximum speeds up to 53.6 kbps over GPRS and 14.4 kbps over GSM. Equipped with a robust removable antenna to enhance portability, the Merlin G201 also enables Short Messaging Service (SMS) capabilities allowing users to send and receive text messages for quick person-to-person or group chats from their laptop or handheld device.

      The Merlin G300TM Series enables access to 900/1800/1900 GSM and GPRS networks globally. The Merlin G300 Series PC Card enables wireless data at speeds up to 53.6 kbps over GPRS networks for a range of applications, including Internet, email, and corporate database access, as well as wireless data transfer over circuit switched GSM networks, SMS, fax, and voice applications.

      The Merlin C201TM is a single band (1900 MHz) wireless PC card modem based on CDMA2000 1X technology. Like the Merlin G100 and G201, the Merlin C201TM is also slightly larger than a credit card and slides inside your Type II PC Card slot. The Merlin C201 provides access to email, corporate databases and the Internet at maximum speeds up to 153.6 kbps in CDMA2000 1X coverage areas and 14.4 kbps in IS-95A coverage areas. Equipped with a built-in antenna for maximum network coverage and enhanced portability, the Merlin C201 enables Short Messaging Service (SMS) capabilities allowing users to send and receive text messages for quick person-to-person or group chats from their laptop or handheld devices.

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

OEM Products

      The Expedite Wireless Embedded Modem for CDPD offers 0.6-watt full-duplex wireless modem capabilities with minimal power requirements and a form factor almost four times smaller than its predecessor. The Expedite’s 3.6 volt power supply has an extended battery life and is compatible with more integrated products. The Expedite is currently used in numerous applications, including wireless telemetry monitoring, inventory monitoring, point-of-sale terminals, automated teller machines and automated vehicle location and tracking. The Expedite is also priced below comparable products offered by our competitors, making it extremely attractive to OEMs, VARs and systems integrators that require wireless CDPD solutions. The Expedite’s small form factor, standards-based interfaces and adherence to specifications, together with its simple design, make it easy for OEM customers to incorporate a wireless CDPD solution into their existing or new product lines.

      The forerunner of the Expedite for CDPD, the NRM-6812 Wireless Embedded Modem has a wider temperature range and differing voltage levels than the Expedite, making it preferable for certain types of wireless applications such as oil and gas telemetry and vehicle tracking.

      With their exclusive Uniface design, the Expedite G301 (Triband GPRS) and Expedite C100/ C200 (CDMA 1XRTT) OEM modules use packet switching techniques to deliver machine-to-machine communication at data rates up to 153.6 kbps over the global GPRS and CDMA 1XRTT networks. With the same suite of protocols as the Merlin PC card line, a wide option of communication standards are supported for both packet and circuit switched network coverage areas. With very aggressive low power and Sleep Modes, battery powered remote devices can be well supported. One of the industry’s smallest form factors and standard connectorization, mounting and command interfaces between protocol technologies allows a host device to be designed once and easily configured to use the technology appropriate to the area of deployment. The Over-the-Air-Download feature helps reduce life cycle cost and keep all products operating at peak performance by allowing firmware upgrades without having to recall the unit. These key features make it a compelling choice for wireless data applications.

Wireless Cradle Devices

      Our Minstrel Family of wireless data modems adds two-way communications capability to the Palm Family of handheld computing devices, the Handspring Family of handheld computing devices and private labeled derivatives. The Minstrel wireless “cradles” maintain the key advantages of these devices: size, ease-of-use, synchronization and customization. Minstrel provides users with complete portable access to enterprise networks, e-mail and the Internet without the limitation of wired connections. Minstrel can also be used with most third-party software developed for the Palm Family of handheld computing devices.

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

Customers

      Our customers include wireless telecommunications operators, distributors, wireless data content and service providers, OEM customers, professionals and consumers. The following is a representative selection of our customers:

Wireless
Telecommunications
Operator Customers	Distributors	OEM Customers

VoiceStream	Ingram Micro	Symbol (inventory control)
Cellcom (Middle East)	Brightpoint	AirLink
Sprint	Tech Data	@Road (vehicle tracking)
AT&T	Asia Wireless	IVI Checkmate
MicroCell	Global Wireless	Marconi
Monet	Hugh Symons	Dell
MMO2 (formerly BT Cellnet)	Go America Communications Corp	Lipman Electronic Eng.
CSL (Asia)	Aether Systems

      Hewlett Packard, Metricom, @Road and Hugh Symons accounted for 13%, 12.4%, 8.9% and 7.4% of our revenue, respectively, for the year ended December 31, 2001. OmniSky, @Road and Go America accounted for 45.4%, 8.7% and 5.6% of our revenue, respectively, for the year ended December 31, 2000. As discussed in “Business Risks and Uncertainties — We depend upon a small number of our customers for a substantial portion of our revenue,” Metricom filed for bankruptcy in July 2001 and Omnisky filed for bankruptcy in December 2001.

      Many of our customer relationships provide us with the opportunity to expand our customer base and market reach. Among those mutually beneficial relationships that augment our sales opportunities are the following:

Wireless Telecommunications Operators. We work closely with our carrier customers to generate demand for our products. Our carrier customers serve as an important sales channel for our products. This approach allows us to combine our wireless data expertise with the carriers’ vast end-customer relationships and broad sales reach. Our carrier customers also provide us and our customers with important services, including field trial participation, first-tier technical support, wireless data marketing and access to additional indirect distribution channels. To leverage these services, we provide carriers with early access to new products, technical training and co-marketing resources. Examples of our other wireless telecommunications operators include VoiceStream, Sprint and MMO2 (formerly BT Cellnet).

Distributors. In North America, we sell our products through dedicated distributors, which include Global Wireless Data, Ingram Micro, Tech Data, Go America Communications Corp. and Brightpoint. Our international distributors include Hugh Symons, Asia Wireless and Brightpoint-Latin America.

OEM Customers. Our OEM customers integrate our products into devices that they manufacture and sell to end-users through their own direct sales forces and indirect distribution channels. Our products are integrated into a broad range of devices, including but not limited to, handheld computing devices, laptops, vehicle location devices (AVLs), electric meters, vending machines, industrial equipment, wireless credit processing and point of sale (POS). Examples of our OEM customers include Symbol, Dell, @Road, AirLink, Lipman Electronic Eng. and Marconi. We build strong relationships with our OEM customers because they rely heavily on our application engineering support during the process of integrating our products into theirs.

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

Nortel Networks. Nortel Networks is a global Internet and communications leader that serves carrier, service provider and enterprise customers globally. In March 2001, we entered into a three-year agreement to jointly develop, market and offer PC Cards, cradles and OEM modules together with Nortel’s software product and service offerings across all wireless technology standards, including General Packet Radio Service (GPRS) and CDMA 2000 Phase 1, or 1XRTT. We will jointly offer these solutions to telecommunications operators and corporate customers, with a geographic focus on Europe and the Pacific Rim.

Sprint PCS. Sprint PCS operates the largest all-digital, all-PCS, voice and data nationwide wireless network in the United States. In February 2002, we entered into a three-year agreement under which we will provide Sprint PCS with wireless PC Card modems that run on the CDMA 1XRTT network.

Symbol Technologies, Inc. Symbol is a manufacturer of bar code-driven data transaction systems and is engaged in the design, manufacture and marketing of bar code reading equipment, handheld computers and radio frequency (RF) data communications systems. In March 2000, we entered into a two-year agreement with Symbol to integrate our Merlin OEM CDPD modems into Symbol’s radio frequency data communications systems.

VoiceStream Wireless Corporation. VoiceStream is a leading provider of digital wireless communications. Through a license from the FCC, VoiceStream constructs and operates Personal Communication Service (PCS) networks. In March 2000, we entered into an agreement with VoiceStream, to develop three types of wireless GPRS-PCS PC card modems for wireless mobile computing devices. The modems may be co-branded by VoiceStream. VoiceStream will also purchase our modems during the term of the agreement, which lasts until March 2003.

Sales and Marketing

      As of December 31, 2001, our sales and marketing organization consisted of 18 employees.

      We sell our products using a multi-channel distribution model which includes both direct and indirect sales. In order to maintain strong sales relationships, we provide co-marketing, trade show, low-cost sales demo unit and joint press release support. In addition to our direct sales relationships with carriers and service providers, OEMs and VARs, we sell our products through the following channels:

•	Domestic Distributors. In the North America, we sell our products through domestic distributors. As of December 31, 2001, our domestic distributors include D&H Distributing Company, Global Wireless Data, Ingram Micro, Tech Data and Brightpoint.

•	International Distributors. We sell our products through international distributors in Latin America, Israel, Europe, the Far East and New Zealand. As of December 31, 2001, our international distributors include Hugh Symons, Bismark, Cellcom and Brightpoint-Latin America.

Product Development

      Our product development efforts are focused on developing innovative products and improving the functionality, design and performance of our existing products. We intend to continue to identify and respond to our customers’ needs by introducing new product designs with an emphasis on innovations in the ease-of-use, performance, size, weight, cost and power consumption of our products. We are also currently developing technology and products for high bandwidth wireless applications to address opportunities presented by the next generation of public and private wireless networks.

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

      For the year ended December 31, 2001, our research and development expense totaled $20.8 million, excluding amortization of deferred compensation. In 2001, we capitalized $2.3 million related to the development of our CDMA and GPRS products. Our research and development expense totaled approximately $13.5 million for the year ended December 31, 2000 and $3.7 million for the year ended December 31, 1999. As of December 31, 2001, we had 87 engineering and technical professionals in product development and manufacturing, which includes purchasing, fulfillment, quality assurance, quality control, reliability, technical documentation and technical publication.

Manufacturing

      We currently outsource our manufacturing to Solectron de Mexico, S.A. de C.V., a subsidiary of Solectron Corporation. Our agreement with Solectron, as extended, expires August 2002 and automatically renews for successive one-year terms unless the parties determine otherwise. Under this agreement, Solectron provides component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery services for us and we agree, among other things, to provide Solectron with firm purchase orders covering a minimum period of three months. We also have a written understanding with Sanmina-SCI

Corporation that permits Sanmina the opportunity until June 2003 to bid on all our new contract manufacturing business.

      Our outsourced manufacturing activity allows us to:

•	focus on our core competencies;

•	minimize our capital expenditures;

•	participate in contract manufacturer economies of scale and achieve production scalability by adjusting to manufacturing volumes to meet changes in demand;

•	access best-in-class manufacturing resources; and

•	operate without dedicating space to manufacturing operations.

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

      Our current and prospective competitors generally fall within the following categories:

•	Wireless modem manufacturers, such as Sierra Wireless, Uniden, Wavecom, NextCell, Tellus and Nokia;

•	Traditional wired modem manufacturers, such as 3Com;

•	Wireless device manufacturers, such as Handspring, Palm and Research In Motion;

•	Wireless handset manufacturers and next generation wireless technology providers, such as Ericsson, Motorola, and Nokia; and

•	Non-CDPD private communications network providers, such as Emotiant, Bell South and Metricom.

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

      Many of our current and potential competitors have had longer operating histories and significantly greater financial, manufacturing, technical, sales, customer support, marketing and other resources, as well as greater name recognition and a larger installed products and technologies base. In addition, the global acceptance of our products could lead to increased competition as third parties develop products competitive with our own. Any of these competitors may be able to respond faster than we can to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than we can. Our current or potential competitors may develop products comparable or superior to those that we develop or adapt more quickly than we do to new technologies, evolving industry trends or changing customer requirements.

      In addition, as the wireless data communications product market develops, a number of companies with significantly greater resources than we have could attempt to increase their presence in the market by acquiring or forming strategic alliances with our competitors, resulting in increased competition.

Proprietary Technology

      Our software, hardware and operations rely on and benefit from an extensive portfolio of intellectual property. We currently hold 15 United States patents issued for our technology and have 31 United States patent applications pending. We also have four foreign patents issued and four foreign patent applications pending.

      We own a number of trademarks and servicemarks, including ContactTM, ExpediteTM, LancerTM, Lancer 3WTM, MerlinTM, MinstrelTM, Minstrel IIITM, Minstrel IIIcTM, Minstrel VTM, Minstrel PlusTM, Minstrel STM, Minstrel 540TM, MissionONETM, Sage®, NWIDirect® and VikingTM, each with its accompanying designs, and the Novatel Wireless logo.

      We license CDMA technology from QUALCOMM, Incorporated for integration into our products. This license allows us to manufacture CDMA-based wireless modems and sell or distribute them worldwide. The license does not have a specified term and may be terminated by us or by QUALCOMM for cause or upon the occurrence of other specified events. In addition, we may terminate the license for any reason upon 60 days’ prior written notice. We have also granted to QUALCOMM a nontransferable, worldwide, nonexclusive, fully paid and royalty-free license to use, in connection with wireless communications applications, certain intellectual property of ours that is used in our products which incorporate the CDMA technology licensed to us by QUALCOMM. This license allows QUALCOMM to make, use, sell or dispose of such products and the components therein.

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

Employees

      As of December 31, 2001, we had a total of approximately 134 employees, including 18 in sales and marketing, 97 in engineering, manufacturing, research and development and 19 in general and administrative functions. Our future performance depends, in significant part, upon our ability to attract new personnel and retain existing personnel in key areas including engineering, technical support and sales. Competition for qualified technical personnel is intense, especially in the San Diego area where we are headquartered, and we cannot be sure that we will be successful in attracting or retaining qualified technical personnel in the future. Our employees are not represented by any collective bargaining unit, and we consider our relationship with our employees to be good.

Business Risks and Uncertainties

We have incurred significant operating losses since our inception and we expect to continue to incur significant net losses and negative cash flows.

      We have experienced operating losses and net losses in each quarterly and annual period since our inception, and we expect to continue to incur significant losses in 2002. We incurred net losses of $3.5 million for the eight months ended December 31, 1996, $4.5 million for the year ended December 31, 1997, $5.5 million for the year ended December 31, 1998, $18.5 million for the year ended December 31, 1999, $46.9 million for the year ended December 31, 2000 and $90.9 million for the year ended December 31, 2001. In addition, we had negative cash flows from operations of $5.0 million for the year ended December 31, 1998, $5.2 million for the year ended December 31, 1999, $41.0 million for the year ended December 31, 2000 and $55.3 million for the year ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of $176.9 million. We expect our operating expenses and negative cash flows to continue in connection with new product introductions as we continue to attempt to expand our business, including related increases in product development, sales and marketing, research and development, manufacturing, and general and administrative expenses. We entered into and expect to continue to enter into significant customer contracts for the development and supply of our products. These contracts may place significant demands on our resources. If we are unable to increase our revenue sufficiently to offset these expenses, we will not achieve profitability and our operating losses, net losses and negative cash flows will continue.

We have been operating only since 1996 and our historic operating results may not be an indication of future operations.

      We launched our first wireless modem in 1996 and have a limited operating history. We are subject to risks, expenses and uncertainties that young and growing companies like ours face, particularly in the evolving wireless communications market. These considerations include our ability to continue to expand our customer base, maintain our current strategic-relationships and develop new ones, deliver products associated with our key contracts in a profitable and timely manner, attract and retain qualified personnel and manage our growth. Because we have only recently commenced commercial sales of our products, our past results and rates of growth may not be meaningful, and they should not be relied upon as an indicator of our future performance.

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

      Our ability to generate future revenue under many of our significant supply contracts depends upon our ability to manufacture and supply products that meet defined specifications. To realize the benefits of these agreements, we will have to manage the following risks successfully:

•	We have priced these contracts on our estimate of future production costs. If we incur higher costs than anticipated, our gross margins on these contracts will decrease and these contracts may not be as profitable as anticipated.

•	If we are unable to commit the necessary resources or are unable to deliver our products as required by the terms of these contracts, our customers may cancel the contracts. In that event, we might not recover any costs that we incurred for research and development, sales and marketing, production and otherwise and we may incur additional costs including contractual penalties.

•	If we fail to meet a delivery deadline, or a customer determines that the products we delivered do not meet the agreed-upon specifications, we may have to reduce the price we can charge for our products, or we may be liable to pay damages to the customer.

If we are unable to successfully manage these risks or meet required deadlines in connection with one or more of our key contracts, our reputation could be harmed and our business, financial condition, results of operations and liquidity could be materially adversely affected.

If the demand for wireless access to the Internet does not increase, our revenue will continue to decline.

      Our financial condition, results of operations and cash flows were adversely affected during 2001 as a result of overall decreases in demand in the marketplace for both wireless products and wireless access services for the transmission of data. Our management believes that this trend will continue for at least the next several quarters. If this trend continues, our financial condition will be further adversely affected. A significant amount of our revenue is generated by our products for handheld computing devices and portable PCs. In addition, certain recent models of handheld computing devices and portable PCs include internal wireless modems installed by the manufacturer which reduce the need for consumers to purchase our wireless modem products. A decrease in our cash flows or our failure to generate significant revenue from new or existing products, whether due to the purchase by more customers of handheld computing devices and PC’s with wireless modems, lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing or operating costs, will adversely impact our business, financial condition and results of operations.

The marketability of our products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.

      The success of our business depends on the capacity, affordability and reliability of wireless data access provided by various wireless telecommunications operators. Currently, various wireless telecommunications operators such as Verizon Wireless, either directly or jointly with us, sell our products in connection with the sale of their wireless data access services to their customers. Growth in demand for wireless data access may be limited if wireless telecommunications operators cease operations, fail to offer services which customers consider valuable, fail to maintain sufficient capacity to meet demand for wireless data access, delay the expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services or fail to market their services effectively. If any of these occur, or if for any other reason the demand for wireless data access fails to grow, sales of our products will decline and our business, financial condition and results of operations could be materially adversely affected.

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

      We currently outsource our manufacturing to Solectron de Mexico, S.A. de C.V., a subsidiary of Solectron Corporation. We also have a written understanding with Sanmina-SCI Corporation that permits Sanmina the opportunity until June 2003 to bid on all our new contract manufacturing business. We expect to continue to depend exclusively on third-party manufacturers to produce our products in a timely fashion and at satisfactory quality levels. None of these third-party manufacturers is obligated to supply products to us for any specific quantity, except as may be provided in particular purchase orders which we submit to them from time to time. If our third-party manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our revenues and our competitive position and reputation. The cost, quality and availability of third-party manufacturing operations are essential to the successful production and sale of our products. Our reliance on our third-party manufacturers exposes us to a number of risks, which are outside our control:

•	unexpected increases in manufacturing costs;

•	interruptions in shipments if our third-party manufacturers are unable to complete production in a timely manner;

•	inability to control quality of finished products;

•	inability to control delivery schedules;

•	inability to control production levels and to meet minimum volume commitments to our customers;

•	inability to control manufacturing yield;

•	inability to maintain adequate manufacturing capacity; and

•	inability to secure adequate volumes of components.

      If we are unable to manage successfully our relationships with these third-party manufacturers, the quality and availability of our products may be harmed. If any of our third-party manufacturers stopped manufacturing our products or reduced its manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely basis. In addition, if any of our third-party manufacturers changed the terms under which they manufacture for us, our manufacturing costs could significantly increase. We generally place orders with our third-party manufacturers at least three months prior to scheduled delivery of products to our customers. Accordingly, if we inaccurately anticipate demand for our products, we may be unable to obtain adequate quantities of components to meet our customers’ delivery requirements or we may accumulate excess inventories. If one or more of these events were to occur, our business, financial condition and results of operations could be materially adversely affected by increased costs, reduced revenue and lower profit margins.

If we fail to adopt new technology and fail to develop and introduce new products successfully, we may not be able to compete effectively.

      We operate in a highly competitive environment, characterized by rapidly changing technology and industry standards. New products based on emerging technologies or evolving industry standards may quickly render an existing product obsolete and unmarketable. Our growth and future operating results depend in part upon our ability to enhance existing products and introduce newly developed products that conform to prevailing and evolving industry standards, meet or exceed technological advances in the marketplace, meet changing customer requirements, achieve market acceptance and respond to our competitors’ products.

      The development of new products can be very difficult and requires technological innovation. The development process is also lengthy and costly. In addition, wireless communications service providers require that wireless data systems deployed on their networks comply with their own standards, which may differ from the standards of other providers. If we fail to anticipate our customers’ needs and technological trends accurately or are otherwise unable to complete the development of products on time and within budgeted amounts, we will be unable to introduce new products into the market on a timely basis, if at all. If we are unsuccessful at developing and introducing new products that are appealing to consumers, we may be unable to recover our significant research and development costs and our business, financial condition and results of operations could be materially adversely affected. In addition, as we introduce new versions of our products or new products, our current customers may not require the technological innovations of our new products and may not purchase them.

      To grow our revenue and achieve profitability, we must retain our current customers and develop new ones. If consumers view our competitors’ products as superior to ours, or if our products are unable to meet their expectations or requirements, we may be unable to retain our existing customers or to develop new customers which would materially and adversely effect our business, financial condition and results of operations.

The fluctuation of our quarterly operating results may cause our stock price to decline.

      Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the market price of our stock would likely decline. The following factors may cause fluctuations in our operating results:

•	Decreases in revenue or increases in operating expenses. We budget our operating expenses based on anticipated sales, and a significant portion of our sales and marketing, research and development and general and administrative costs are fixed, at least in the short term. If revenue decreases and we are unable to reduce our operating costs quickly and sufficiently, our operating results could be materially adversely affected. We have entered into and expect to continue to enter into significant customer contracts for the development and supply of our products. We expect to incur significant research and development, sales and marketing and other costs relating to the development, manufacture and sale of these products prior to receiving revenue from these contracts, if any.

•	Product mix. The product mix of our sales affects profit margins in any given quarter. As our business evolves and the revenue from the product mix of our sales varies from quarter to quarter, our operating results will likely fluctuate.

•	New product introductions. As we introduce new products, the timing of these introductions will affect our quarterly operating results. We may have difficulty predicting the timing of new product introductions and the market acceptance of these new products. If products and services are introduced earlier or later than anticipated, or if market acceptance is unexpectedly high or low, our quarterly operating results may fluctuate unexpectedly. Our quarterly operating results also fluctuate because we incur substantial upfront research and development, sales and marketing, production and other costs to support new product introductions prior to the periods in which we will recognize revenue from new products.

•	Use of supply contracts with customers. We rely on long-term supply contracts with our distributor customers. These contracts typically have minimum purchase volumes, and also typically include a non-binding, forward-looking rolling forecast and allow the customer to make certain volume changes within specified periods of time in advance of scheduled production dates. We use these forecasts for internal planning of material procurement and required manufacturing capacity, but cannot predict with certainty incoming orders or changes in forecasts. Our operating results may fluctuate as a result of deviations from forecasted amounts, the timing of substantial orders, decreases in orders, failure to fulfill orders, possible delays or shortages in component supplies, or possible delays in the manufacture or shipment of current or new products.

•	Lengthy sales cycle. In addition, the length of time between the date of initial contact with a potential customer and the execution of a contract may take several months, and is subject to delays over which we have little or no control. The sale of our products is subject to delays from our customers’ budgeting, approval and competitive evaluation processes that typically accompany significant information technology purchasing decisions. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase a product. We commit substantial time and resources to educate potential customers on the use and benefits of our products. Customers may also defer orders as a result of anticipated releases of newer or enhanced products by us or our competitors. As a result, our ability to anticipate the timing and volume of sales to specific customers is limited, and the delay or failure to complete one or more large transactions could cause our operating results to vary significantly from quarter to quarter.

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

      A significant portion of our revenue comes from a small number of customers. Our top ten customers for the year ended December 31, 2001 accounted for approximately 66.6% of our revenue. Hewlett Packard, Metricom, @Road and Hugh Symons accounted for 13%, 12.4%, 8.9% and 7.4% of our revenue, respectively, for the year ended December 31, 2001. OmniSky, @Road and Go America accounted for 45.4%, 8.7% and 5.6% of our revenue, respectively, for the year ended December 31, 2000. We expect that a small number of customers will continue to account for a substantial portion of our revenue. Our business was impacted adversely by the bankruptcy of Metricom, which filed for bankruptcy in July 2001 and the bankruptcy of OmniSky, which filed for bankruptcy in December 2001. If there is a downturn in the business of one or more of these customers, if one or more of these customers files for bankruptcy or becomes insolvent, if we are unable to continue to retain their business, or if we are unable to diversify our customer base, our revenue may decline.

We depend on sole source suppliers for some of our components, and our product availability and sales would be harmed if these suppliers are not able to meet our demand and alternative sources are not available.

      Our products contain a variety of components, many of which are procured from single suppliers. These components include both tooled parts and industry-standard parts, many of which are used in cellular telephone handsets. Currently, some components and certain integrated circuits are in short supply worldwide due to the explosive growth in demand for cellular-telephone handsets. If the shortage of these components or any other key components persists or worsens, we may not be able to deliver sufficient quantities of our products to satisfy demand. The cost, quality and availability of components are essential to the successful production and sale of our products. Some of these components come from sole or single source suppliers for which alternative sources may not be available. If suppliers are unable to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for a substitute is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed.

If we fail to develop and maintain strategic alliances, we may not be able to penetrate new markets.

      A key element of our business strategy is to penetrate new markets by developing new products through strategic alliances with leading companies. We are currently investing, and plan to continue to invest, significant resources to develop these relationships. We believe that our success in penetrating new markets for our products will depend in part on our ability to maintain these relationships and to cultivate additional or alternative relationships. We cannot assure you that we will be able to develop additional strategic alliances, that existing relationships will be successful in achieving their purposes or that strategic partners will not form competing arrangements.

We may not be able to maintain and expand our business if we are not able to hire, retain and manage additional qualified personnel.

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

Any acquisitions we make could disrupt our business and harm our financial condition and results of operations.

      As part of our business strategy, we intend to review on an ongoing basis acquisition opportunities that we believe would be advantageous to the development of our business. While we have no current agreements or current discussions with respect to any acquisitions, we may acquire businesses, products, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations and the price of our common stock:

•	issue equity securities that would dilute existing stockholders’ percentage ownership;

•	use a substantial portion of our available cash, including proceeds from this offering;

•	incur substantial debt, which may not be available to us on favorable terms and may adversely affect our liquidity;

•	assume contingent liabilities; and

•	take substantial charges in connection with acquired assets.

      Acquisitions also entail numerous risks, including: difficulties in assimilating acquired operations, products and personnel; unanticipated costs; diversion of management’s attention from other business concerns; adverse effects on existing business relationships with suppliers and customers; risks of entering markets in which we have limited or no prior experience; and potential loss of key employees from either our preexisting business or the acquired organization. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business and operating results.

Our future results could be harmed by risks associated with international sales and operations.

      We plan to expand our international sales and marketing activities in the future. We have limited experience in marketing, selling, distributing and manufacturing our products and services internationally. For the years ended December 31, 2000 and 2001, approximately 7% and 16%, respectively, of our revenue was derived from international accounts. As we expand international sales, we expect to become subject to a number of risks, which may increase our costs, lengthen our sales cycle and require significant management attention. These risks associated with doing business internationally generally include:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets, and changes in diplomatic and trade relationships;

•	less effective protection of intellectual property;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	increased expenses associated with customizing products for foreign countries;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	longer collection cycles and difficulties in collecting accounts receivable; and

•	difficulty in managing widespread sales and research and development operations.

      Our sales and invoices are currently denominated in U.S. dollars. In the future, however, we may record sales and invoice customers in the applicable local foreign currency. If that occurs, we may be exposed to international currency fluctuations.

The wireless communications market is highly competitive and we may be unable to compete effectively.

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

      Our wireless communications products compete with a variety of devices, including wireless modems, traditional wired modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current and potential competitors include:

•	wireless modem manufacturers, such as Sierra Wireless, Wavecom, Option, NextCell and Tellus;

•	traditional wired modem manufacturers, such as 3Com and Xircom;

•	wireless device manufacturers, such as Handspring, Palm and Research in Motion (BlackBerry);

•	wireless handset manufacturers and next generation wireless technology providers, such as Ericsson, Motorola, Kyocera and Nokia; and

•	non-CDPD private communications network providers, such as Emotiant and Bell South.

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

Our products may contain errors or defects, which could decrease their market acceptance.

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

      Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future either to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting litigation could subject us to significant liability for damages and could cause our proprietary rights to be invalidated. Litigation, regardless of the merits of the claim or outcome, would likely be time-consuming and expensive to resolve and would divert management time and attention away from the operation of our business. Any potential intellectual property litigation could also force us to do one or more of the following:

•	stop using the challenged intellectual property and refrain from selling our products or services that incorporate it;

•	obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which license may not be available on reasonable terms, or at all; and

•	redesign those products or services that are based on or incorporate the challenged intellectual property.

      If we are forced to take any of the foregoing actions, we may be unable to manufacture and sell our products, and our business, financial condition and results of operations may be materially adversely affected.

We may not be able to develop products that comply with applicable government regulations.

      Our products must comply with government regulations. For example, in the United States, the Federal Communications Commission (the “FCC”) regulates many aspects of communications devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to the telephone networks. Radio frequency devices, which include our modems, must be approved under the above regulations by obtaining equipment authorization from the FCC prior to being offered for sale. Additionally, we cannot anticipate the effect that changes in government regulations may have on our ability to develop products in the future. Failure to comply with existing or evolving government regulations or to obtain timely regulatory approvals or certificates for our products could materially adversely affect our business, financial condition and results of operations. An inability or delay in obtaining FCC authorization could result in a decline in future revenue.

Terrorist attacks have contributed to economic instability in the United States; continued terrorist attacks, war or other civil disturbances could lead to further economic instability and depress our stock price.

      On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global financial markets, and have contributed to downward pressure on stock prices of United States publicly traded companies, such as us. This instability has resulted in a slowdown in the employment sector as companies assessed the impact of the attacks on their operations and on their employment needs. These attacks may lead to armed hostilities or to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States and could have a material adverse effect on our business, financial condition and operating results.

Item 2.     Properties

      Our principal executive offices are located in San Diego, California where we lease approximately 20,000 square feet under a lease that expires in July 2005. We also lease approximately 10,000 square feet in San Diego under a lease that expires in March of 2005, and 23,912 square feet in Carlsbad, California previously utilized for distribution purposes under a lease that expires in August 2003. We have subleased 9,416 square feet of said facilities. In addition, we lease approximately 42,319 square feet in Calgary, Alberta, Canada for our research and development organization under a lease that expires in September 2007. In San Diego, Carlsbad and Calgary, we have 10,132, 14,496 and 19,702 square feet of idle facilities, respectively. We also lease space in various geographic locations primarily for sales and support personnel or for temporary facilities.

Item 3.     Legal Proceedings

      Litigation. We are from time to time party to various legal proceedings arising in the ordinary course of business. We are not a party to any legal proceedings, which, if adversely determined, would have a material adverse affect on our business, financial condition and results of operations.

      Class Action. The Company and certain of its officers and directors were sued along with the underwriters of our initial public offering in a suit filed November 20, 2001 in United States District Court for the Southern District of New York. We were recently served with the complaint and have not appeared in the action. The complaint alleges that the defendants violated federal securities laws by issuing and selling common stock pursuant to our initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had solicited and received undisclosed and excessive commissions from certain investors. Similar lawsuits have been filed with respect to a large number of companies, which completed their initial public offerings in 1999 and 2000. The progress and possible settlement of the litigation will depend heavily on the coordinated progress of all of the related lawsuits that have been filed in the Southern District of New York, including certain test cases against selected issuers. We believe that the claims alleged in the lawsuit are primarily directed at the underwriters of our initial public offering and, as they relate to us, are without merit. We intend to defend the lawsuit vigorously.

      Litigation Settlement. In 2001 Sanmina Corporation (now known as Sanmina-SCI Corporation) (“Sanmina”) filed suit against us in Santa Clara County Superior Court seeking approximately $27 million for breach of contract under a contract manufacturing arrangement. We reached a settlement with Sanmina to end any and all disputes and litigation arising from the claims and signed a settlement agreement and mutual general release (the “Settlement”). Under the Settlement, which became effective on January 28, 2002, we paid Sanmina $1,300,000 and issued them 5,000,000 shares of common stock. As part of this issuance, we also agreed to repurchase, at Sanmina’s option, up to 2,000,000 of these shares at a price of $0.80 per share. Sanmina exercised this option and we repurchased the shares for $1,600,000 on February 14, 2002. In addition, we agreed to accept delivery of inventory held by Sanmina and make payments totaling $5 million throughout 2002 ($1 million of which was paid in January 2002) and $4 million throughout 2003 and up to an additional $2 million in the event we fail to make any of the agreed upon payments. A second priority security interest that Sanmina holds in our assets in the amount of $4 million secures these payments. If we fail to make payments when due to Sanmina, the entire remaining balance owed would become due and payable, which would adversely impact our financial position. All the inventory that we have agreed to accept under the

Settlement is related to our CDPD products. Based on our estimates of future CDPD sales, certain of the inventory that we have agreed to accept was determined to be excess and, accordingly, these purchase commitments were recorded as liabilities with a corresponding charge to cost of revenue in 2001.

      Preference Claim. On February 22, 2002, Metricom, Inc. filed a claim in bankruptcy court regarding an alleged $4.3 million preferential transfer for payments that Metricom made to us during the 90-day period prior to Metricom’s July 2001 filing for bankruptcy under Chapter 11 of the Bankruptcy Code (See Notes 2 and 3 to the Consolidated Financial Statements). Metricom is attempting to avoid the alleged preferential transfer and to force us to return these payments to Metricom. We have not received any correspondence from the bankruptcy court handling Metricom’s bankruptcy filing regarding Metricom’s claim. We believe we are entitled to retain the payments we received from Metricom because we received them in the ordinary course of business and because following our receipt of payment, we shipped additional modems and advanced additional credit to Metricom, thereby providing new value to Metricom. We are in the early stages of investigating this claim and intend to vigorously defend against it. We believe, based in part on advice from legal counsel, that this claim will be resolved without a material adverse impact on our financial position and liquidity. However, a finding in Metricom’s favor for the claimed amount would have a material adverse impact on our financial position and liquidity.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “NVTL.” The following table sets forth the high and low sale prices of our common stock as reported on Nasdaq, without retail mark-up, mark-down or commissions, since November 16, 2000, the date the shares of our common stock commenced trading:

	High	Low

2001
First quarter	$15.69	$1.75
Second quarter	$5.83	$1.87
Third quarter	$3.20	$0.32
Fourth quarter	$1.91	$0.29

2000
Fourth quarter, since November 16, 2000 (the date our shares commenced trading on Nasdaq)	$16.25	$7.94

      On February 20, 2002 the closing price per share of our common stock was $.96, as reported by Nasdaq. At February 20, 2002 there were approximately 118 holders of record of our common stock. No cash dividends were declared or paid in 2001.

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

      The following selected consolidated financial data should be read in conjunction with our consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. The selected consolidated statement of operations data presented below for each of the years ended December 31, 2001, 2000 and 1999, and the balance sheet data at December 31, 2001 and 2000 are derived from our consolidated financial statements that have been included elsewhere in this annual report. The consolidated statements of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data at December 31, 1999, 1998 and 1997 are derived from audited consolidated financial statements not included in this annual report.

	Years Ended December 31,

	1997	1998	1999	2000	2001

	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue	$3,354	$5,378	$9,556	$61,154	$43,643
Cost of revenue	1,856	3,433	11,955	59,588	77,439

Gross margin	1,498	1,945	(2,399)	1,566	(33,796)

Operating expenses:
Research and development	1,995	2,333	3,717	13,488	20,836
Sales and marketing	2,058	2,685	4,480	18,262	12,262
General and administrative	1,944	2,496	4,443	5,027	7,837
Restructuring and asset impairment charges					7,050
Amortization of deferred stock compensation		115	220	12,833	10,360

Total operating expenses	5,997	7,629	12,860	49,610	58,345

Loss from operations	(4,499)	(5,684)	(15,259)	(48,044)	(92,141)
Other income (expense) net	23	178	(3,210)	1,120	1,264

Net loss	$(4,476)	$(5,506)	$(18,469)	$(46,924)	$(90,877)

Net loss applicable to common stockholders	$(4,979)	$(6,657)	$(19,873)	$(50,776)	$(91,038)

Net loss per common share:
Basic and diluted	$(0.51)	$(0.69)	$(2.04)	$(3.24)	$(1.67)

Weighted average shares outstanding	9,711,630	9,711,630	9,728,421	15,654,079	54,393,881

	December 31,

	1997	1998	1999	2000	2001

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,927	$3,497	$25,455	$66,826	$29,229
Working capital	937	3,383	15,769	67,479	15,227
Total assets	3,879	6,184	38,118	110,824	59,909
Long-term obligations, net of current portion			106	205	4,171
Convertible and redeemable preferred stock	6,724	14,812	43,805		161
Stockholders’ equity (deficit)	(1,100)	(14,625)	(31,128)	79,222	25,427

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following comments should be read in conjunction with the consolidated financial statements and notes contained elsewhere in this annual report. See “Business Risks and Uncertainties” for risks and uncertainties that could cause our future financial condition and results of operations to differ materially from historical financial conditions and operating results. See also the discussion below under the caption “Industry Trends and Other Factors Influencing Future Results of Operations.”

Overview

      We are a provider of wireless data access solutions. Since our inception in April 1996, we have been focused on the development and commercialization of two-way wireless data communications technologies. We launched our NRM-6812 OEM module in September 1996, our Sage and first Minstrel products in 1997, our Minstrel III Wireless Modem and Expedite Wireless Modem in April 1999 and our Merlin Type II Wireless Modem in August 1999. In addition, we announced our Minstrel V Wireless Modem for the Palm V handheld computing device in October 1999, our Lancer 3W Modem in April 2000, the Minstrel 540 for the HP Jornada Pocket PC in October 2000, the Minstrel S for the Handspring™ Visor™ in October 2000 and the Merlin Wireless PC Card for Metricom’s 128 kbps Ricochet network in November 2000. We announced various new products in 2001, including the Minstrel m500 for the Palm m500, the Merlin G100 ™, the Merlin G201™, the Merlin G301™, the Merlin C201™, and the Expedite G301™.

      Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net operating losses in each quarter since our inception and have an accumulated deficit of $176.9 million as of December 31, 2001. In addition, we have experienced significant fluctuations in our number of employees from 56 as of December 31, 1998 to over 315 during fiscal 2001 and decreased to 134 as of December 31, 2001.

      Revenue. We generate revenue from the sale of wireless modems to wireless telecommunications operators, wireless data content and service providers, resellers and OEM customers. We also generate revenue from product activation services we provide prior to shipping, although this source of revenue has not been significant through December 31, 2001. Revenue from product sales and services, which includes product activation, is recognized upon the later of transfer of title or upon shipment of the product to the customer or upon rendering product activation services, if applicable. Revenue from long-term supply contracts is recognized as products are shipped to customers. We record deferred revenue for cash payments received from customers in advance of product shipment. We grant price protection provisions to certain customers and we track pricing and other terms offered to customers buying similar products to assess compliance with these provisions. To date, the Company has not incurred material price protection expenses. We establish reserves for estimated product returns and warranty allowances in the period in which revenue is recognized.

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

      We have reported negative gross margins for 1999 and the first half of 2000, since our margins were at or near break-even levels based on contracted purchase and sales prices, and our cost of revenue includes costs to support operations well in excess of our revenue and units processed in anticipation of future growth. We consider these excess capacity costs to be a period expense rather than a capitalizable inventory cost, and we account for them accordingly. We had positive gross margins during the second half of 2000. This is primarily due to increased sales volume and changes in product mix and the introduction of additional contract manufacturers with lower costs. In 2001, gross margins were negative as a result of decreased sales volumes and due to significant charges for excess and obsolete inventory.

      Research and Development. Our research and development expenses consist of employee compensation, related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products. Our research and development costs are expensed as incurred. However, software development costs are capitalized after technological feasibility has been obtained. We believe that continued investment in research and development is critical to achieving our strategic product development and cost reduction objectives and, as a result, expect these expenses to continue to increase in absolute dollars in the future.

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

      Stock-Based Compensation Expense. We recorded cumulative deferred compensation expense of $29.9 million as a result of stock options granted below fair value through December 31, 2001. This amount represents the difference between the exercise price of these stock option grants and the estimated fair value of the underlying common stock at the time of grant. Of this amount, we have amortized approximately $23.6 million through December 31, 2001. We currently estimate that the remaining stock compensation expense from options granted or issued from our inception in April 1996 through December 31, 2001 will be $4.1 million in 2002, $1.7 million in 2003 and $500,000 in 2004 assuming no cancellations or additional stock option grants below fair market value. This expense has no impact on our cash flows. With respect to the amortization of stock-based compensation, we are using the attribute method prescribed by FASB Interpretation No. 28 and SFAS 123.

Industry Trends and Other Factors Influencing Future Results of Operations

      Our consolidated results of operations may be adversely affected in 2002 and in future years by various factors outside of our control, including decreases in the demand for wireless technology products and decreases in demand for wireless access services for the transmission of data.

      Revenue. Our consolidated results of operations depends upon, among other things:

•	our ability to maintain and increase our sales volumes with existing customers;

•	our ability to attract new customers for our product offerings;

•	the demand for wireless technology access services and wireless technology products, including PDAs; and

•	the ongoing financial condition of our existing customers and suppliers.

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

      Our financial condition, results of operations and cash flows were adversely affected during the year ended December 31, 2001 by decreases in demand for wireless products. Our business was particularly impacted adversely by the bankruptcy of Metricom, which filed in July 2001. Sales to Metricom accounted for 16.8% of our revenue for the first six months of 2001 and 12.4% for the year ending December 31, 2001. Our business was also impacted adversely by the bankruptcy of OmniSky, which filed for bankruptcy in December 2001.

Sales to Omnisky accounted for 45.4% and 3.3% of our revenue for the years ending December 31, 2000 and 2001. Our failure to generate significant revenue from new or existing products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing and/or operating costs, will further adversely impact our business, financial condition and results of operations.

      We cannot predict with any certainty whether we will be able to maintain or improve upon our historical sales volumes with our existing customers, or whether we will be able to attract new customers for our wireless technology products. A continued decrease in demand for the services of our wireless service customers, could lead to a decrease in the demand for our wireless products used by these customers, ultimately adversely impacting our revenue, results of operations and cash flows.

      Operating Costs and Expenses. As discussed in Item I, “Business — Manufacturing,” through calendar 2001, we experienced relatively tight supply of various components, including printed circuit boards, molded plastic components, unique metal components and ASICs. We purchase these components from suppliers for which alternative sources have not been currently available in the quantities and at the prices that we require. We cannot predict whether we will continue to experience limited supplies of certain components used in our manufacturing process. If the availability of these or other components used in the manufacture of our products was to decrease, or if the prices for these components was to increase significantly, our operating costs and expenses could be adversely affected.

      We continue to monitor and focus on reducing our operating costs and expenses and, as a result of our restructuring efforts, we have reduced our operating costs and expenses. If our operating costs and expenses were to increase significantly, our financial condition, results of operations and cash flows could be adversely affected.

Results of Operations

      The following table sets forth our consolidated statements of operations expressed as a percentage of revenue for the periods indicated.

	Years Ended December 31,

	1999	2000	2001

	(as a percent of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	125.1	97.4	177.4

Gross margin	(25.1)	2.6	(77.4)

Operating expenses:
Research and development	38.9	22.1	47.7
Sales and marketing	46.9	29.9	28.1
General and administrative	46.5	8.2	18.0
Restructuring and asset impairment charges			16.2
Amortization of deferred stock compensation	2.3	21.0	23.7

Total operating expenses	134.6	81.2	133.7

Loss from operations	(159.7)	(78.6)	(211.1)

Interest income	0.5	1.9	3.7
Interest expense	(34.2)	(0.1)	(0.8)
Other, net	0.1

Net loss	(193.3)%	(76.8)%	(208.2)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenue. Revenue for 2001 decreased $17.6 million, or 29%, to $43.6 million compared to $61.2 million for 2000. For the year ended December 31, 2001, sales of our PC cards increased by $13.9 million, while sales of our cradle products decreased by $30.2 million and OEM product sales decreased by $1.3 million. The overall decrease in products is due to the industry wide decrease in demand for wireless products and decrease in demand for wireless access services for the transmission of data during 2001 compared to 2000. New products contributed $12.1 million with the introduction of the Minstrel 540 Wireless Modem for the HP Jornada Pocket PC in October 2000, the Minstrel S for the Handspring TM Visor TM in October 2000, the Merlin Wireless PC Card for Metricom’s 128 kbps Ricochet network in November 2000, the Minstrel m500 for the Palm m500 in July 2001, the G101 and G201 PC card for the GPRS network in November 2001 and the C200 PC card for the CDMA network in November 2001. Sales of existing products decreased by $29.6 million.

      Cost of Revenue. Our cost of revenue for 2001 increased $17.9 million, or 30%, to $77.4 million compared to $59.6 million in 2000. The increase in cost of revenue was primarily the result of $34.5 million of charges relating to excess and obsolete inventory recorded during 2001. Our inventory levels were increased to support estimated future sales demand. Such sales demand has not yet materialized and as a result of uncertain future demand, we recorded a charge against inventory for the amount estimated to be excess and obsolete. Other increases in cost of revenue are attributable to sales of new products (approximately $7.8 million), offset by a decrease in costs associated with the production and sales of existing products (approximately $24.4 million). See Note 5 in the consolidated financial statements.

      Gross Margin. Our gross margin for 2001 decreased by $35.4 million to negative $33.8 million compared to $1.6 million in 2000. Excluding the $34.5 million charge for excess and obsolete inventory, our gross margins for 2001 decreased by $900,000 to $700,000 compared to $1.6 million in 2000.

      Research and Development. Our research and development expenses for 2001 increased $7.3 million, or 54%, to $20.8 million compared to $13.5 million in 2000 in connection with the introduction of these new products during fiscal 2001. The increase was due to an increase in personnel expenses of approximately $3.1 million, an increase in research supplies and expendable equipment of approximately $2.9 million, an increase in depreciation and facility overhead expenses of approximately $2.6 million, an increase in outside consulting services of approximately $1.0 million, an increase in travel costs of approximately $300,000, offset by non-recurring engineering customer reimbursements of approximately $500,000. During the second quarter of 2001, the Company reached technological feasibility with regards to certain software development activities and subsequently capitalized approximately $2.3 million during year ended December 31, 2001 compared to none in 2000.

      Sales and Marketing. Sales and marketing expenses for 2001 decreased $6.0 million, or 33%, to $12.3 million compared to $18.3 million in 2000. The decrease was the result of a decrease in advertising and marketing costs of $3.3 million and a decrease in facility overhead expenses of approximately $700,000, decrease in travel costs of approximately $200,000, offset by an increase in personnel expenses of approximately $500,000, an increase in consulting and outside services of approximately $100,000 and an increase of $100,000 to support new products and to expand distribution channels. In addition, included in sales and marketing expense in 2000 is a one-time non-cash charge of approximately $2.3 million for the beneficial conversion feature relating to preferred stock issued to a qualified institutional buyer in a private offering. Concurrent with this private offering, the Company entered into a product purchase and licensing agreement with the same investor.

      General and Administrative. General and administrative expenses for 2001 increased $2.8 million, or 56%, to $7.8 million compared to $5.0 million in 2000. This increase was due an increase in facility and overhead expenses of approximately $2.4 million, an increase in insurance expenses of approximately $600,000, a decrease in the foreign currency exchange gains of approximately $400,000, an increase in professional fees of approximately $200,000 and an increase in other general expenses of approximately $300,000, offset by a decrease in personnel expenses of approximately $1.1 million This change in foreign currency translation was the result of a gain of approximately $200,000 in 2001 compared to a gain of approximately $500,000 in 2000.

      Restructuring and Asset Impairment Charges. Restructuring and asset impairment charges for the year ended December 31, 2001 amounted to $7.0 million as a result of the implementation of our operational restructuring plan (see Note 2 in the accompanying consolidated financial statements). These costs are made up of personnel termination benefits approximating $2.2 million, facility lease termination and other closure costs of approximately $2.6 million and approximately $2.2 million of asset impairments.

      Amortization of deferred stock compensation. Amortization of deferred stock compensation for 2001 decreased $2.4 million to $10.4 million compared to $12.8 million in 2000. This decrease is due to the Company’s use of the attribute method for deferred compensation originating in fiscal 2000 and a reduction in gross deferred compensation for stock option cancellations in 2001 totaling $1.5 million.

      Interest Income. Interest income for 2001 increased $400,000 to $1.6 million compared to $1.2 million in 2000. The increase was due to income from the investment of proceeds from our initial public offering completed in November 2000.

      Interest Expense. Interest expense of $43,000 for 2000 relates to the interest charges on capital leases. Interest expense of $330,000 for 2001 relates to the interest charges on our bank line of credit and interest charges on capital leases.

      Net Loss. The net loss for 2001 increased $44.0 million, or 94%, to $90.9 million compared to $46.9 million in 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Revenue. Revenue for 2000 increased $51.6 million, or 540%, to $61.2 million compared to $9.6 million for 1999. As more fully described in Footnote 12 to the Consolidated Financial Statements, on June 30, 2000, Omnisky Corporation became one of our related parties. Included in this increase is revenue from OmniSky Corporation of $27.8 million and $24.2 million for the year and six months ended December 31, 2000, respectively. In 2000, sales of our cradle products increased by $38.8 million, OEM product sales increased by $11.3 million and PC card sales increased by $1.5 million. Sales of existing products, including the Minstrel V Wireless Modem introduced in October 1999, increased by $39.8 million. The overall increase in product sales is due to the increase in the demand for wireless products. New products contributed to the overall sales increases by $11.8 million with the introduction of the Minstrel 540 Wireless Modem for the HP Jornada Pocket PC in October 2000, the Minstrel S for the Handspring™ Visor™ in October 2000 and the Merlin Wireless PC Card for Metricom’s 128 kbps Ricochet network in November 2000.

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

Liquidity and Capital Resources

      We believe that our available cash reserves, which include proceeds from the Series A Redeemable and Convertible Preferred Stock financing in December 2001, together with our operating cash flows and available borrowings under our revolving line of credit will be sufficient to fund operations and to meet our working capital needs and anticipated capital expenditures through fiscal 2002. There can be no assurance that we will become profitable or generate positive cash flows. If we fail to significantly increase revenues and reduce costs, we will continue to experience losses and negative cash flows from operations. Consequently, we may be required to seek additional financing in the future. We cannot predict with any certainty as to if or when we might need to seek additional financing, however, management believes such financing will not be required before 2003. If we need additional financing there can be no assurance that such financing will be available on acceptable terms or at all.

      We funded our operations primarily through sales of our equity securities and the issuance of debt instruments, and to a lesser extent, capital lease arrangements and borrowings under our line of credit. To date, gross proceeds from these transactions have totaled approximately $176.5 million, including gross proceeds from our initial public offering in November 2000 of $56 million, the exercise of the underwriters over-allotment option in December 2000 of $8.2 million and gross proceeds from the Series A Redeemable and Convertible Preferred Stock financing in December 2001 of approximately $27.2 million. At December 31, 2001, we had approximately $29.2 million in cash and cash equivalents.

      For the years ended December 31, 1999, 2000 and 2001, we used net cash in operating activities of $5.2 million, $41.0 million and $55.3 million, respectively. Our operating activities included major uses of cash to fund our 2001 net loss of $90.9 million. During the year ended December 31, 2001, we used cash by decreasing accounts payable by $11.5 million, increasing inventories by $9.6 million, decreasing accrued expenses by $2.8 million and we made cash payments under our restructuring accrual of $2.8 million, offset by cash generated from decreasing accounts receivable by $8.0 million and decreasing prepaid expenses and other assets by $2.0 million. Non-cash operating activities for the year ended December 31, 2001 included $16.2 million of inventory write-offs, a $10.4 million charge for deferred compensation expenses related to stock options issued to employees, a $2.2 million of asset impairment charges and depreciation and amortization expense of $4.7 million.

      Our net cash used in investing activities in 2001 was $10.3 million, which was for purchases of property and equipment of $5.9 million, capitalized software development costs of $2.2 million and purchases of intangibles of approximately $2.2 million. Our net cash used in investing activities in 1999 and 2000 was $600,000 and $11.4 million, respectively, and was also primarily for purchases of property and equipment. These capital expenditures were primarily investments for equipment to test our products and to support our business.

      Cash provided from financing activities consists primarily of net proceeds from the sale of Series A Redeemable and Convertible Preferred Stock of $25.9 million, from borrowings on our line of credit of $1.6 million and the exercise of stock options and warrants of approximately $500,000, was $28.0 million for the year ending December 31, 2001. For the years ended December 31, 2000 and 1999, net proceeds from financial activities amounted to $93.8 million and $27.7 million, respectively.

      In November 2001, we entered into a credit facility with Silicon Valley Bank, Commercial Finance Division, which allows us to borrow up to the lesser of $10 million at any one time outstanding or 80% of eligible accounts receivable balances. This credit facility bears interest at prime plus 2% (6.75% at December 31, 2001), is secured by substantially all our assets and expires in November 2002. As of December 31, 2001, $1.6 million of borrowings were outstanding under this facility.

      We anticipate capital expenditures and software licenses of between $2 million and $4 million over the course of the next twelve months. We may raise additional funds to finance the further expansion of our business, finance unexpected expenditures, continue to develop new products and enhancements to our current products, or acquire technologies or businesses, including strategic alliances and joint ventures. Additional financing may not be available when needed, on favorable terms, or at all.

      On February 22, 2002, Metricom, Inc. filed a claim in Bankruptcy Court regarding an alleged $4.3 million preferential transfer for payments that Metricom made to us during the 90-day period prior to Metricom’s July 2001 filing for bankruptcy under Chapter 11 of the Bankruptcy Code (See Notes 2 and 3 to the Consolidated Financial Statements). Metricom is attempting to avoid the alleged preferential transfer and to force us to return these payments to Metricom. We have not received any correspondence from the bankruptcy court handling Metricom’s bankruptcy filing regarding Metricom’s claim. We believe we are entitled to retain the payments we received from Metricom because we received them in the ordinary course of business and because following our receipt of the payment, we shipped additional modems and advanced additional credit to Metricom, thereby providing new value to Metricom. We are in the early stages of investigating this claim and intend to vigorously defend against it. We believe, based in part on advice from legal counsel, that this claim will be resolved without a material adverse impact on our financial position and liquidity. However, a finding in Metricom’s favor for the claimed amount would have a material adverse impact on our financial position and liquidity.

Related Parties

      We sell products to Airlink Communications, Inc. (“Airlink”), a wireless software infrastructure business, which integrates our modems into their products. Airlink’s Chairman of the Board is also a member of our Board of Directors and a stockholder. Sales to Airlink were $1,746,000 for the year ended December 31, 2001. Receivables from Airlink amounted to $778,000 as of December 31, 2001. In May 2001, we entered into an agreement with Airlink for the payment for products sold to them. Specifically, Airlink will pay $1.6 million for product purchases under terms of a promissory note with the first payment of $300,000, plus accrued interest due September 1, 2001, and the remaining principal balance due over eight equal monthly installments, plus accrued interest, with the final payment due May 1, 2002. The note bears interest at prime plus 3% (7.75% at December 31, 2001) and is secured by all of Airlink’s assets. Airlink’s Chairman of the Board has also personally guaranteed this promissory note. We have sold similar products to other parties at unit prices similar to those under our arrangement with Airlink.

      In September 2001, we entered into an agreement with Airlink for the payment of $1.1 million for products shipped to Airlink during September 2001. In December 2001, Airlink returned $750,000 of the products shipped to Airlink during September 2001. At December 31, 2001, the receivable from Airlink was $375,000. In accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in

Financial Statements” we will record revenue under this agreement when the collection of the receivable becomes reasonably assured. No revenues were recorded in 2001. Subsequent to December 31, 2001, no payments have been received under this agreement.

      On June 30, 2000, Aether Capital, LLC, purchased $20 million of our Series D convertible preferred stock. Aether Capital, LLC is the investment arm of Aether Systems, Inc., which is the sole member of Aether Capital, LLC. David S. Oros, one of our directors, who joined our board in July 2000, serves as Chairman, Chief Executive Officer and President of Aether Systems, Inc. Mr. Oros is also a director of OmniSky Corporation, in which Aether Systems, Inc. is an investor. As a result of this capital transaction, OmniSky Corporation, a one-time significant customer, became a related party and we commenced recording sales to OmniSky as “Revenue — Related Parties” in the third quarter of 2000. Sales to OmniSky amounted to $1,901,000 for the year ended December 31, 2001 and $27,771,000 and $24,207,000 for the year and six months ended December 31, 2000, respectively. Receivables from OmniSky Corporation amounted to $143,000 as of December 31, 2001, which has been fully reserved, as a result of their bankruptcy filing in December 2001.

      In December 2001, we entered into a software license, maintenance and support agreement with Aether Systems. Under this agreement, we purchased a software license from them for $870,000 and a one-year maintenance and support service agreement for $130,000. In January 2002, we paid $500,000 under this agreement, with the remaining $500,000 due in April 2002.

      We have hired an entity to provide technical support services for $16,000 per month. Our Chairman and Chief Executive Officer is a board member and a security holder of this entity. Our payments made to this entity during the year ended December 31, 2001 were $62,000.

      During 2001, we made payments of approximately $169,000 to Centurion Wireless Technologies Inc. (“Centurion”) in connection with the purchase of certain wireless modems. Centurion is a portfolio company of Cornerstone Equity Investors, LLC (“Cornerstone”.) Two of Cornerstone’s managing directors serve on our board and Cornerstone is a stockholder of ours.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 requires the use of a non-amortization approach to account for goodwill and other intangible assets with indefinite lives. In addition, SFAS No. 142 requires that acquired intangible assets be separately identified and amortized over their individual useful lives. We were required to adopt these statements beginning January 1, 2002. The adoption of these standards did not have an impact on our financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains SFAS No. 121’s fundamental provisions for recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30 for segments of a business to be disposed of but retains APB Opinion No. 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 became effective for us beginning January 1, 2002. Adoption of SFAS No. 144 as of January 1, 2002 did not have a material impact on our financial position or results of operations.

      During 2000, the Emerging Issues Task Force issued EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” addressing the statement of operations classification of consideration from a vendor to an entity that purchases the vendor’s products for resale. This standard will be adopted for the quarter ending March 31, 2002. We are currently assessing the impact, if any, of these issues on its consolidated financial statements.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

      We generally place our cash and short-term investments in high-credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations. We do not expect any material loss from our cash or cash equivalents and therefore believe that our potential interest rate exposure is not material; however, these investments are subject to interest rate risk. The Company’s credit facility and related interest cost on borrowings is affected by variations in the U.S. prime rate of interest. As of December 31, 2001, we had $1.6 million of borrowings outstanding under our line of credit. A 2% change in the prime rate would result in additional annual interest of $32,000 based on the $1.6 million outstanding under the line of credit at December 31, 2001. We do not currently enter into foreign currency hedge transactions or other derivative instruments. For the year ending December 31, 2001, we had a foreign currency gain of approximately $150,000 recorded in general and administrative expenses related to our Canadian subsidiary. Revenues generated outside the United States, as a percentage of total revenues were 16% in 2001 and 7% in 2000. Fluctuations in foreign exchange rates could impact future operating results.

Item 8.     Financial Statements and Supplementary Data

      The index to our Consolidated Financial Statements and the Report of Independent Public Accountants appears in Part IV of this annual report.

Item 9.     Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

      Not Applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      (a) Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

      (b) Identification of Executive Officers. The information under the caption “Certain Information with Request to Executive Officers,” appearing in the Proxy Statement to be filed for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

      (c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Compliance with Federal Securities Laws,” appearing in the Proxy Statement to be filed for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.     Executive Compensation

      The information under the heading “Executive Compensation and Other Information” appearing in the Proxy Statement to be filed for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information under the headings “Principal Stockholders” appearing in the Proxy Statement to be filed for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information under the headings “Principal Stockholder Certain Relationships and Related Transactions,” appearing in the Proxy Statement to be filed for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports On Form 8-K

      (a) 1.     Index to Consolidated Financial Statements

See Index to Consolidated Financial Statements and financial statement schedules.

      (a) 2.     Index to Financial Statement Schedules

The following Financial Statement Schedules for the years ended December 31, 2001, 2000 and 1999 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.

Schedule	Page

Schedule II — Valuation and Qualifying Accounts	62

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

      (a) 3.     Exhibits

      The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit
Number	Description

3.1(1)	Certificate of Incorporation.
3.2(4)	Certificate of Designation of Series A Convertible Preferred Stock.
3.3(1)	Bylaws.
4.1(2)	Specimen Common Stock Certificate.
4.2(4)	Specimen Series A Convertible Preferred Stock Certificate.
4.3(4)	Form of Common Stock Purchase Warrant.
4.4(5)	Warrant to Purchase Stock, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank
4.5(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series B Convertible Preferred Stock
4.6(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series C Convertible Preferred Stock
4.7(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series C Debentures
4.8(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series D Convertible Preferred Stock
10.1(3)	1997 Stock Incentive Plan, as Amended and Restated.
10.2	2000 Stock Incentive Plan, as Amended and Restated.
10.3(3)	2000 Employee Stock Purchase Plan.
10.4(2)	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among Novatel Wireless, Inc. and some of its stockholders.
10.5(2)	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among Novatel Wireless, Inc. and some of its stockholders.
10.6(2)	Form of Indemnification Agreement between Novatel Wireless, Inc. and each of its officers and directors.
10.7(5)	Loan and Security Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.
10.8(5)	Silicon Valley Bank Registration Rights Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.

Exhibit
Number	Description

10.9	Silicon Valley Bank Antidilution Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.
10.10(2)	Real Property Sublease dated as of July 7, 2000, by and between Sicor Inc. (formerly Gensia Sicor, Inc.) and Novatel Wireless, Inc., for 9360 Towne Centre Drive, San Diego, California.
10.11(2)	Real Property Lease, dated as of February 1, 1997, by and between Novatel Wireless Technologies Ltd. and Sun Life Assurance Company of Canada, for 6715 8th St., N.E., Calgary, Alberta.
*10.12(2)	Employment Agreement, dated as of July 24, 2000, by and between Novatel Wireless, Inc. and John Major.
*10.13(2)	Employment Agreement, dated as of August 21, 1996, by and among Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and Ambrose Tam.
10.14	Form of Change of Control Letter Agreement, dated as of May 11, 2001, by and between Novatel Wireless, Inc. and several executives of Novatel Wireless, Inc.
10.15(2)	Standard Manufacturing Agreement, dated as of August 8, 2000, by and between Novatel Wireless, Inc. and Solectron de Mexico, S.A. de C.V.
10.16(2)	First Amendment to Employment Agreement, dated as of September 22, 2000, by and among Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and Ambrose Tam.
10.17	Settlement Agreement and Mutual General Release, dated as of January 12, 2002 by and between Novatel Wireless, Inc. and Sanmina-SCI Corporation and Sanmina Canada ULC.
10.18	Security Agreement, dated as of January 12, 2002 executed by Novatel Wireless, Inc. in favor of Sanmina-SCI Corporation.
21(1)	Subsidiaries of Novatel Wireless, Inc.
23.1	Consent of Arthur Andersen LLP, Independent Public Accountants.
24	Power of Attorney (See signature page).

(1)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-53692), filed January 12, 2001.

(4)	Incorporated by reference to the Company’s current report on Form 8-K, filed January 18, 2002.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended.

*	Management contract or compensation plan or arrangement.

      (b) Reports on Form 8-K

Current reports on Form 8-K, filed January 18, 2002 and February 6, 2002.

Supplemental Information

      No Annual Report to Stockholders or Proxy materials have been sent to stockholders as of the date of this report. The Annual Report to Shareholders and Proxy material will be furnished to the Company’s stockholders subsequent to the filing of this report and the Company will furnish such material to the Securities and Exchange Commission at that time.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVATEL WIRELESS, INC.

By:	/s/ JOHN E. MAJOR

John E. Major
Chairman and Chief Executive Officer

Date: March 4, 2002

POWER OF ATTORNEY

      Know all men by these presents, that each person whose signature appears below constitutes and appoints John E. Major and Melvin L. Flowers, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. MAJOR John E. Major	Chairman and Chief Executive Officer (Principal Executive Officer)	March 4, 2002

/s/ MELVIN L. FLOWERS Melvin L. Flowers	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 4, 2002

/s/ ROBERT GETZ Robert Getz	Director	March 4, 2002

/s/ PENG K. LIM Peng K. Lim	Director	March 4, 2002

/s/ DAVID S. OROS David S. Oros	Director	March 4, 2002

Signature	Title	Date

/s/ MARK ROSSI Mark Rossi	Director	March 4, 2002

/s/ STEVEN SHERMAN Steven Sherman	Director	March 4, 2002

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2000	2001

ASSETS
Current assets:
Cash and cash equivalents	$66,826,000	$29,229,000
Accounts receivable, net of allowance for doubtful accounts of $253,000 (2000) and $294,000 (2001)	8,093,000	6,706,000
Accounts receivable — related parties (Note 12)	7,446,000	778,000
Inventories	13,123,000	6,470,000
Prepaid expenses and other	3,388,000	2,194,000

Total current assets	98,876,000	45,377,000

Property and equipment, net	8,986,000	7,744,000
Intangible assets, net	2,260,000	6,596,000
Other assets	702,000	192,000

	$110,824,000	$59,909,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,829,000	$12,321,000
Accrued expenses	5,390,000	2,261,000
Current portion of inventory purchase commitments (Notes 2 and 5)		11,749,000
Line of credit		1,560,000
Restructuring accrual		1,764,000
Deferred revenues	1,996,000	336,000
Current portion of capital lease obligations	182,000	159,000

Total current liabilities	31,397,000	30,150,000

Long-term inventory purchase commitments (Notes 2 and 5)		4,000,000

Capital lease obligations, net of current portion	205,000	171,000

Convertible and redeemable Series A preferred stock, 27,172 (2001) shares issued and outstanding (Notes 2 and 9)		161,000

Commitments and contingencies (Notes 2, 3 and 11)
Stockholders’ equity:
Preferred stock, par value $.001, 15,000,000 shares authorized (Notes 2 and 9)
Common stock, par value $.001, 350,000,000 shares authorized, 53,800,830 (2000) and 54,643,762 (2001) shares issued and outstanding	54,000	55,000
Additional paid-in capital	183,300,000	208,649,000
Deferred stock compensation	(18,234,000)	(6,341,000)
Accumulated deficit	(85,898,000)	(176,936,000)

Total stockholders’ equity	79,222,000	25,427,000

	$110,824,000	$59,909,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	1999	2000	2001

Revenue	$9,556,000	$36,947,000	$39,996,000
Revenue — related parties (Note 12)		24,207,000	3,647,000

Total revenue	9,556,000	61,154,000	43,643,000

Cost of revenue	11,955,000	37,113,000	74,671,000
Cost of revenue — related parties		22,475,000	2,768,000

Total cost of revenue	11,955,000	59,588,000	77,439,000

Gross margin	(2,399,000)	1,566,000	(33,796,000)

Operating costs and expenses:
Research and development	3,717,000	13,488,000	20,836,000
Sales and marketing(**)	4,480,000	18,262,000	12,262,000
General and administrative	4,443,000	5,027,000	7,837,000
Restructuring charges			7,050,000
Amortization of deferred stock compensation(*)	220,000	12,833,000	10,360,000

Total operating costs and expenses	12,860,000	49,610,000	58,345,000

Operating loss	(15,259,000)	(48,044,000)	(92,141,000)
Other income (expense):
Interest income	47,000	1,156,000	1,598,000
Interest expense	(3,267,000)	(43,000)	(332,000)
Other income (expense), net	10,000	7,000	(2,000)

Net loss	$(18,469,000)	$(46,924,000)	$(90,877,000)

Per share data (Note 9):
Net loss applicable to common stockholders	$(19,873,000)	$(50,776,000)	$(91,038,000)
Weighted average shares used in computation of basic and diluted net loss per common share	9,728,421	15,654,079	54,393,881

Basic and diluted net loss per common share	$(2.04)	$(3.24)	$(1.67)

(*) Amortization of deferred stock compensation is related to the following expense elements:
Cost of revenue		$370,000	$1,884,000
Research and development		430,000	1,068,000
Sales and marketing		419,000	1,039,000
General and administrative	$220,000	11,614,000	6,369,000

	$220,000	$12,833,000	$10,360,000

(**) Sales and marketing expense in 2000 includes a $2,283,000 one-time non-cash charge for the beneficial conversion feature relating to the 434,782 Preferred Series D shares issued for $5.75 at a discount of $5.25 in October 2000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock			Common Stock		Additional			Total
						Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount		Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)

Balance, January 1, 1999.				9,711,630	$10,000	$775,000	$(161,000)	$(15,249,000)	$(14,625,000)
Additional paid-in capital from stock options exercised				41,250		30,000			30,000
Deferred compensation for stock options issued						859,000	(859,000)
Amortization of deferred compensation							220,000		220,000
Accretion of dividends on minority interest in NWT								(286,000)	(286,000)
Accretion of dividends on convertible and redeemable preferred stock of NWI								(1,096,000)	(1,096,000)
Amortization of offering costs for convertible and redeemable preferred stock								(22,000)	(22,000)
Imputed value of warrants issued with convertible subordinated debentures						3,120,000			3,120,000
Net loss								(18,469,000)	(18,469,000)

Balance, December 31, 1999.				9,752,880	10,000	4,784,000	(800,000)	(35,122,000)	(31,128,000)
Issuance of convertible preferred stock, net of issuance costs	6,326,932		$6,000			38,087,000			38,093,000
Exercise of stock options and warrants				1,232,537	1,000	951,000			952,000
Deferred compensation for stock options issued						30,267,000	(30,267,000)
Amortization of deferred compensation							12,833,000		12,833,000
Accretion of dividends on minority interest in NWT								(197,000)	(197,000)
Accretion of dividends on convertible and redeemable preferred stock of NWI								(3,146,000)	(3,146,000)
Amortization of offering costs for convertible and redeemable preferred stock								(509,000)	(509,000)
Issuance of common stock in initial public offering, net of issuance costs				8,025,000	8,000	57,195,000			57,203,000
Conversion of convertible and redeemable preferred stock upon the initial public offering				28,463,481	29,000	52,016,000			52,045,000
Conversion of convertible preferred stock upon the initial public offering	(6,326,932)		(6,000)	6,326,932	6,000
Net loss								(46,924,000)	(46,924,000)

Balance, December 31, 2000.				53,800,830	54,000	183,300,000	(18,234,000)	(85,898,000)	79,222,000
Exercise of stock options and warrants				642,145	1,000	503,000			504,000
Deferred compensation adjustment for stock options cancelled						(1,533,000)	1,533,000
Amortization of deferred compensation							10,360,000		10,360,000
Shares issued under employee stock purchase plan				200,787		171,000			171,000
Accretion of dividends on Series A convertible and redeemable preferred stock								(50,000)	(50,000)
Imputed value of beneficial conversion feature relating to the issuance of series A convertible and redeemable preferred stock						21,338,000			21,338,000
Imputed value of warrants issued in conjunction with Series A convertible and redeemable preferred stock						4,512,000			4,512,000
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants								(105,000)	(105,000)
Amortization of offering costs for series A convertible and redeemable preferred stock								(6,000)	(6,000)
Imputed value of warrants issued in conjunction with obtaining line of credit						358,000			358,000
Net loss								(90,877,000)	(90,877,000)

Balance, December 31, 2001.		$		54,643,762	$55,000	$208,649,000	$(6,341,000)	$(176,936,000)	$25,427,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1999	2000	2001

Cash flows from operating activities:
Net loss	$(18,469,000)	$(46,924,000)	$(90,877,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	672,000	1,853,000	4,713,000
Provision for bad debt	137,000	72,000	41,000
Inventory write-offs			16,210,000
Asset impairments			2,241,000
Compensation for stock options issued below fair value	220,000	12,833,000	10,360,000
Compensation for warrants issued in conjunction with convertible subordinated debentures	3,120,000
Amortization of deferred financing costs in conjunction with line of credit			30,000
Non-cash sales and marketing expense for beneficial conversion feature		2,283,000
Changes in assets and liabilities:
Accounts receivable	(875,000)	(6,820,000)	1,346,000
Accounts receivable — related party		(7,446,000)	6,668,000
Inventories	(8,782,000)	(3,685,000)	(9,557,000)
Prepaid expenses and other	(256,000)	(2,908,000)	1,522,000
Other assets	(54,000)	(648,000)	510,000
Accounts payable	10,391,000	12,269,000	(11,508,000)
Accrued expenses	576,000	4,218,000	(2,837,000)
Inventory purchase commitment			15,749,000
Restructuring accrual			1,764,000
Deferred revenues	8,134,000	(6,138,000)	(1,660,000)

Net cash used in operating activities	(5,186,000)	(41,041,000)	(55,285,000)

Cash flows from investing activities:
Purchases of property and equipment	(880,000)	(9,170,000)	(5,887,000)
Purchases of licensed technologies		(2,260,000)	(2,188,000)
Capitalized software development costs			(2,265,000)
Net change in short-term investments	296,000

Net cash used in investing activities	(584,000)	(11,430,000)	(10,340,000)

Cash flows from financing activities:
Proceeds from borrowings on line of credit			1,560,000
Net proceeds from issuance of convertible and redeemable preferred stock	24,625,000		25,850,000
Net proceeds from issuance of convertible preferred stock		35,810,000
Proceeds from exercise of stock options and warrants	30,000	952,000	504,000
Proceeds from shares issued under the employee stock purchase plan			171,000
Proceeds from issuance of convertible subordinated debentures	3,120,000
Net proceeds from initial public offering		57,203,000
Payments under capital lease obligation	(47,000)	(123,000)	(57,000)

Net cash provided by financing activities	27,728,000	93,842,000	28,028,000

Net increase (decrease) in cash and cash equivalents	21,958,000	41,371,000	(37,597,000)
Cash and cash equivalents, beginning of period	3,497,000	25,455,000	66,826,000

Cash and cash equivalents, end of period	$25,455,000	$66,826,000	$29,229,000

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,

	1999	2000	2001

Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible subordinated debentures and related accrued interest into Series C convertible and redeemable preferred stock	$3,250,000
Conversion of convertible and redeemable preferred stock into shares of common stock upon the initial public offering		$52,045,000
Accretion of dividends on minority interest	286,000	197,000
Accretion of dividends on convertible and redeemable preferred stock	1,096,000	3,146,000	$50,000
Amortization of offering costs for convertible and redeemable preferred stock	22,000	509,000	6,000
Deferred compensation for stock options issued	859,000	30,267,000
Deferred compensation adjustment for stock options cancelled			1,533,000
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants			105,000
Cashless exercise of warrants			150,000
Property and equipment acquired under capital lease obligations	234,000	323,000
Warrants granted in connection with line of credit, net			328,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,000	$44,000	$222,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company

      Novatel Wireless, Inc., a Delaware corporation (the “Company”) was founded in 1996 and is headquartered in San Diego, California. The Company is a provider of wireless data communications access solutions, including wireless data modems and software for use with handheld computing devices and portable personal computers that allow businesses and consumers to access personal, corporate and public information through email, enterprise networks and the Internet. The Company also offers its wireless data modems and custom engineering services for hardware integration projects in a wide range of vertical applications.

      The Company’s subsidiaries include wholly owned Novatel Wireless Solutions, Inc., incorporated in Delaware, and wholly owned Novatel Wireless Technologies Ltd. (“NWT”), incorporated in Alberta, Canada.

2.  Recent Operational Developments

     Operational Overview

      The Company is subject to a number of risks and uncertainties associated with companies at a similar stage of maturity, has only a limited operating history and the revenue and income potential of our business and markets are unproven. Further, the markets for wireless Internet products and services are relatively new and rapidly evolving both technologically and competitively. Market demand for our products has not yet generated sufficient revenues to cover our operating costs. Consequently, the Company has recorded net losses in each year since its inception and had an accumulated deficit of $176.9 million at December 31, 2001. The Company incurred net losses of $18.5 million, $46.9 million and $90.9 million and negative cash flows from operations of $5.2 million, $41.0 million and $55.3 million for the years ended December 31, 1999, 2000 and 2001, respectively. The negative cash flows from operations in 2001 were funded primarily using the proceeds received from the Company’s initial public offering, which was completed in November 2000.

      The Company’s financial condition, results of operations and cash flows were adversely affected during fiscal 2001 as a result of slowing demand for wireless products. The Company’s business was particularly impacted adversely by the bankruptcy of Metricom in July 2001. Sales to Metricom accounted for 16.8% of our revenue for the first six months of 2001 and 12.4% for the year ending December 31, 2001. Additionally, the Company’s business was impacted adversely by the bankruptcy of OmniSky, which filed for bankruptcy in December 2001. Sales to OmniSky accounted for 45.4% and 3.3% of the Company’s revenue for the years ending December 31, 2000 and 2001. Based on current assessments of economic conditions in the Company’s market sector, the Company projects that additional losses will be incurred during 2002. As a result, the Company determined during 2001 that it was necessary to obtain additional equity financing.

      In this regard, in December 2001, the Company successfully raised aggregate net proceeds of approximately $25.9 million, net of fees to the placement agent and offering costs, from the issuance of 27,172 shares of Series A Convertible and Redeemable Preferred Stock (“Series A Preferred Stock”), which are convertible into 35,288,311 Common Shares. Warrants to acquire 10,586,484 Common Shares (the “Investor Warrants”) were issued in conjunction with the Series A Preferred Stock shares (See Note 9).

      Late in 2001 and continuing in the first quarter of 2002, the Company began developing a plan to further reduce operating costs and to reverse the declining trend in the Company’s revenues. The plans to reduce costs are primarily related to reductions in our costs of revenue as well as employee separations and reducing other operating expenses. The Company’s plan to increase revenues is dependent on sales of the Company’s recently introduced GRPS and CDMA product lines. Management believes that the Company’s plan to increase revenues, decrease costs and carefully manage the proceeds received from the Series A Private Placement and from borrowings under the Company’s line of credit should result in sufficient cash to fund operations and satisfy the Company’s working capital requirements and anticipated capital expenditures through fiscal 2002. The Company’s failure to generate significant revenue from new or existing products, whether due to lack of

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing and/or operating costs, will further adversely impact the Company’s business, financial condition and results of operations.

      There can be no assurance that the plans discussed above will be successful or that the Company will become profitable or generate positive cash flows. If the Company fails to significantly increase revenues and reduce costs, it will continue to experience losses and negative cash flows from operations. Consequently, we may be required to seek additional financing in the future. We cannot predict with any certainty as to if or when we might need to seek additional financing, however, management believes such financing will not be required before 2003. If we need additional financing there can be no assurance that such financing will be available on acceptable terms or at all.

     Sanmina Settlement

      In October 2001 Sanmina Corporation (now known as Sanmina-SCI Corporation) (“Sanmina”) filed suit against the Company in Santa Clara County Superior Court seeking approximately $27 million of claims for breach of contract under a contract manufacturing arrangement. The Company reached a settlement with Sanmina to end any and all disputes and litigation arising from the claims and signed a settlement agreement and mutual general release (the “Settlement”). Under the Settlement, which became effective on January 28, 2002, the Company made a cash payment to Sanmina of $1,300,000 and issued to Sanmina 5,000,000 shares of common stock. As part of this issuance, the Company also granted to Sanmina the right to obligate the Company to repurchase up to 2,000,000 of the shares of common stock at a price of $0.80 per share (See Note 3). In addition, the Company agreed to take delivery of inventory held by Sanmina and make payments totaling $5 million throughout 2002 ($1 million of which was paid in January 2002) and $4 million throughout 2003 and up to an additional $2 million in the event the Company fails to make any of the agreed upon payments. Additionally, if the Company fails to make payments when due to Sanmina, the entire remaining balance owed will become due and payable, which would adversely impact the Company’s financial position. Sanmina holds a second priority security interest in the Company’s assets in the amount of $4 million, which secures these payments to Sanmina. All of the inventory to be received by the Company under this settlement is related to the Company’s CDPD products. Based on management’s estimates of future CDPD sales, certain of the inventory to be received under the purchase commitment was determined to be excess and, accordingly, the purchase commitments were recorded as liabilities with a corresponding charge to cost of revenue sold in 2001.

     Restructuring Charges and Asset Impairment

      As a result of the economic slowdown in the Company’s industry sector, in the first quarter of 2001, the Company announced and began implementing an operational restructuring plan to reduce its operating costs and streamline its organizational structure. As a result of this plan, the Company recorded a restructuring charge of $3.9 million during the first quarter of 2001 and additional charges of $919,000 during the third quarter of 2001. The restructuring plan provided for the reduction of employee staff, consultants and temporary labor, resulting in severance payments and other employee related expenses of approximately $2.2 million. During 2001, there were 183 employee separations. The restructuring also provided for the closure of the Company’s fulfillment and distribution facility. This function has been transitioned to one of the Company’s contract manufacturers. As a result of the closure of facilities, the restructuring charge includes $2.6 million of the impairment for assets that will no longer be used and facility lease termination and other closure costs. In the fourth quarter of 2001, the Company recorded a $1.9 million impairment charge primarily for assets no longer being utilized as a result of headcount reductions and $332,000 charges to facility closing costs.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table displays the activity and balances of the restructuring reserve from March 31, 2001 to December 31, 2001. The Company expects to utilize the entire reserve balance by the end of fiscal 2003.

	January 1,		Asset	Cash	December 31,
Type of Cost	2001	Additions	Disposals	Payments	2001

Employee separations	$	$2,200,000		$(2,016,000)	$184,000
Facility closings		2,961,000	$(608,000)	(773,000)	1,580,000
Asset impairments		1,899,000	(1,899,000)

	$	$7,060,000	$(2,507,000)	$(2,789,000)	$1,764,000

      The Company determined that certain components in inventory had also been adversely impacted by the slowing economy. Accordingly, during 2001, the Company recorded charges totaling $34.5 million for excess and obsolete raw material components and finished goods, of which approximately $11.5 million was recorded in the fourth quarter (See Note 5). In accordance with Emerging Issues Task Force 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments are classified in “Cost of revenue” in the accompanying consolidated statements of operations.

3.  Subsequent Events

      Sanmina exercised its right to obligate the Company to repurchase up to 2,000,000 of the shares of common stock at a price of $0.80 per share (See Note 2) and the Company repurchased the 2,000,000 shares for $1,600,000 on February 14, 2002.

      On February 22, 2002, Metricom Inc. filed a claim in bankruptcy court regarding an alleged $4,300,000 preferential transfer for payments made to the Company by Metricom during the 90 day period prior to Metricom’s July 2001 filing for bankruptcy under Chapter 11 of the Bankruptcy Code (See Note 2). Metricom is attempting to avoid the alleged preferential transfer and to force the Company to return these payments to Metricom. The Company has not received any correspondence from the bankruptcy court handling Metricom’s bankruptcy filing regarding Metricom’s claim. The Company believes that it is entitled to retain the payments received from Metricom because they were received in the ordinary course of business and because following the Company’s receipt of the payment, it shipped additional modems and advanced additional credit to Metricom, thereby providing new value to Metricom. The Company is in the early stages of investigating this claim and intends to vigorously defend itself against such claim. Management believes, based in part on advice from legal counsel, that this claim will be resolved without a material adverse impact on the Company’s financial position and liquidity. However, a finding in Metricom’s favor for the claimed amount would have a material adverse impact on the Company’s financial position and liquidity.

4.  Summary of Significant Accounting Policies

     Principles of Consolidation

      The consolidated financial statements include the accounts of Novatel Wireless, Inc. and its wholly owned subsidiaries Novatel Wireless Solutions, Inc. and NWT. NWT became wholly owned in September 2000 when the holder of NWT Series A and Series B preferred shares exchanged all of its NWT shares for shares of the Company’s Series A and Series B Preferred Stock (See Note 7). Prior to such exchange, NWT was 50% owned by the Company. NWT was consolidated prior to the share exchange because the Company had financial and managerial control over NWT and had the ability to unilaterally obtain a majority share ownership position and voting control. The other shareholder in NWT was a passive investor with no operational influence, no veto voting rights and no obligation to fund NWT’s operations. Refer to Note 7 for further discussion of NWT.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior years’ financial statements to conform to the presentation for the year ended December 31, 2001.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include inventory valuation, the use of option pricing models to establish values of equity instruments, long – lived assets and restructuring accruals.

     Revenue Recognition

      The Company’s revenue has been generated from the sale of wireless modems to wireless telecommunications operators, wireless data content and service providers, resellers and OEM customers. Revenue from product sales and development services is recognized upon the later of transfer of title or upon shipment of the product to the customer or upon rendering services. Revenues from long-term supply contracts are recognized as products are shipped to customers over the period of the contract. The Company records deferred revenue for cash payments received from customers in advance of product shipments. The Company grants price protection provisions to certain customers and tracks pricing and other terms offered to customers buying similar products to assess compliance with these provisions. To date, the Company has not incurred material price protection expenses. The Company establishes reserves for estimated product returns and warranty allowances in the period in which revenue is recognized.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 became effective during the fourth quarter of fiscal 2000. Management adopted the provisions of SAB No. 101 which did not have a material impact on the Company’s financial position or results of operations.

     Research and Development Costs

      Research and development costs are expensed as incurred.

     Warranty Costs

      The Company accrues warranty costs based on estimates of future warranty related repairs or rework of products and services. The Company’s warranty policy generally provides one or two-year coverage for product following the date of purchase. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. In estimating its future warranty obligations the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. During 2001, 2000 and 1999, the Company recorded a warranty provision of $0, $439,000 and $132,000, respectively.

     Cash and Cash Equivalents

      Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Cash and cash equivalents consist of money market and mutual funds and are carried at market, which approximates cost.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment

      Property and equipment are stated at cost and depreciated primarily using the straight-line method. Test equipment, computer equipment and purchased software, furniture and fixtures and product tooling are depreciated over lives between two and five years and leasehold improvements are depreciated over the shorter of the related lease period or useful life.

      Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing property and equipment are capitalized and depreciated. Upon retirement or disposition of property and equipment, related cost and accumulated depreciation amounts are removed from the accounts and any resulting gain or loss is recognized in the consolidated statement of operations.

     Software Development Costs

      Software development costs for products sold (primarily firmware embedded in the Company’s products) incurred after technological feasibility is established are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Capitalized software development costs are amortized when products are available for general release to customers, over the estimated useful lives of the products, currently five years.

     Intangible Assets

      Intangible assets include non-exclusive and perpetual worldwide software technology licenses and software development costs. License costs and software development costs are amortized on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 7 years and are amortized as the software product licenses are used in the Company’s products sold.

     Long-Lived Assets

      The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each class of asset. If management’s evaluation indicates that the carrying values of these assets were impaired, such impairment is recognized by a reduction of the applicable asset carrying value to its estimated fair value and expensed through operations. (See Note 2 for fiscal 2001 Asset Impairment discussions)

     Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock-Based Compensation

      In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for costs of stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Additionally, the Company discloses the pro forma effect on net loss and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation (See Note 9). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

     Computation of Net Loss Per Share

      SFAS No. 128, “Earnings Per Share,” requires companies to compute basic and diluted per share data for all periods for which a statement of operations is presented. Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that were outstanding for the periods presented. Potentially dilutive securities consisting of options, warrants, convertible and redeemable minority interest and convertible and redeemable preferred stock were not considered in the calculation of diluted earnings per share, as their impact would be antidilutive. For the periods presented, there is no difference between basic and diluted net loss per share. The difference between net loss and net loss applicable to common stockholders consists of accretion of dividends on minority interest, accretion of dividends on convertible and redeemable preferred stock and amortization of offering costs for convertible and redeemable preferred stock.

     Foreign Currency Translation

      Monetary balance sheet accounts of the Company’s Canadian subsidiary are translated from Canadian dollars into U.S. dollars at the exchange rate in effect at the balance sheet date, non-monetary balance sheet accounts are translated at historical rates and revenue and expense accounts are translated using an average exchange rate during the period of recognition. The functional currency of the Canadian subsidiary is the U.S. dollar, thus translation gains and losses are reflected in operations. Exchange gains and losses arising from transactions denominated in foreign currencies are recorded using the actual exchange differences on the date of the transaction and are reflected in operations.

     Fair Value of Financial Instruments

      The carrying amounts of the Company’s cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their short-term nature. The Company performs credit evaluations of key customers and management believes it is not exposed to significant credit risk on its accounts receivable in excess of established reserves. The carrying amount of the line of credit approximate fair value based on borrowing rates currently available to the Company. The fair value of the beneficial conversion on the Series A preferred stock and related common stock warrants issued were determined using the closing price of the Company’s common stock at the date of issuance.

     Comprehensive Income

      SFAS No. 130, “Comprehensive Income,” requires that all items recognized under accounting standards as components of comprehensive income be reported with the same prominence as other financial statements. The Company has no items requiring separate display of comprehensive income.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Segment Information

      SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company operates in a single business segment consisting of the development, manufacture and sale of wireless Internet products.

     Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 requires the use of a non-amortization approach to account for goodwill and other intangible assets with indefinite lives. In addition, SFAS No. 142 requires that acquired intangible assets be separately identified and amortized over their individual useful lives. The Company was required to adopt these statements beginning January 1, 2002. The adoption of these standards did not have an impact on the Company’s financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains SFAS No. 121’s fundamental provisions for recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30 for segments of a business to be disposed of but retains APB Opinion No. 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 became effective for the Company beginning January 1, 2002. Adoption of SFAS No. 144 as of January 1, 2002 did not have a material impact on the Company’s financial position or results of operations.

      During 2000, the Emerging Issues Task Force issued EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, addressing the statement of operations classification of consideration from a vendor to an entity that purchases the vendor’s products for resale. This standard will be adopted for the quarter ending March 31, 2002. The Company is currently assessing the impact, if any, of these issues on its consolidated financial statements.

5.     Financial Statement Details

     Inventories

      Inventories consist of the following:

	December 31,

	2000	2001

Finished goods	$4,503,000	$4,533,000
Raw materials and components	8,620,000	1,937,000

	$13,123,000	$6,470,000

      During the year ending December 31, 2001, the Company recorded charges to write off $34.5 million of excess and obsolete inventory as discussed below. During the first quarter of 2001, the Company recorded a charge to write-off $6 million of raw material components and finished goods that were considered excess or obsolete. This charge primarily related to certain excess and obsolete inventory on hand.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the second quarter of 2001, the Company recorded a charge to write-off $13 million of raw material components and finished goods that were considered excess or obsolete. Approximately $5.3 million of this charge related to products shipped to Metricom, which filed for bankruptcy subsequent to shipment and prior to making payment, as well as inventory on hand for future shipments to Metricom and inventory purchase commitments for future shipments to Metricom. In addition, approximately $4.3 million of this charge related to excess and obsolete inventory on hand and the remaining $3.4 million of this charge related to excess and obsolete inventory under purchase commitments with Sanmina.

      During the third quarter of 2001, the Company recorded a charge to write-off $4 million of raw material components and finished goods on hand that are considered excess or obsolete.

      During the fourth quarter of 2001, the Company recorded a charge to write-off $11.5 million of raw material and finished goods that were considered excess. Approximately $5.6 million of this charge related to an inventory obligation incurred as part of the settlement of the Company’s lawsuit with Sanmina (See Note 2). In addition, approximately $4.3 million of this charge related to excess and obsolete inventory on hand and the remaining $1.6 million of this charge related to excess and obsolete inventory under purchase commitments.

     Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2000	2001

Test equipment	$4,511,000	$8,143,000
Computer equipment and purchased software	4,728,000	6,184,000
Furniture and fixtures	1,331,000	1,433,000
Product tooling	1,099,000	1,534,000
Leasehold improvements	926,000	554,000

	12,595,000	17,848,000
Less — accumulated depreciation and amortization	(3,609,000)	(10,104,000)

	$8,986,000	$7,744,000

      Depreciation expense was $672,000, $1,853,000 and $4,596,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Impairment charges were $2.2 million in 2001 (See Note 2). At December 31, 2000 and 2001, assets held under capital leases had a net book value of $380,000 and $262,000, respectively net of accumulated amortization of $170,000 and $391,000, respectively.

     Intangible Assets

      Intangible assets consists of the following:

	December 31,

	2000	2001

Software technology licenses	$2,260,000	$4,448,000
Capitalized software development costs		2,265,000

	2,260,000	6,713,000
Less — accumulated amortization		(117,000)

	$2,260,000	$6,596,000

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Accrued Expenses

      Accrued expenses consist of the following:

	December 31,

	2000	2001

Payroll and related	$1,575,000	$1,329,000
Sales taxes	945,000	5,000
Product warranty	675,000	262,000
Insurance policy premiums	773,000
Professional fees	491,000	150,000
Reserve for product returns	127,000	204,000
Other	804,000	311,000

	$5,390,000	$2,261,000

6.     Line of Credit

      In November 2001, the Company entered into a credit facility with a bank, which allows the Company to borrow up to the lesser of $10 million or 80% of eligible accounts receivable balances. This credit facility bears interest at prime plus 2% (6.75% at December 31, 2001), is secured by substantially all assets of the Company and expires in November 2002. As of December 31, 2001, $1.6 million of borrowings were outstanding under this facility. In connection with this facility, the Company issued 560,810 warrants to purchase shares of the Company’s common stock at an exercise price of $0.74. The value of the warrants totaling $358,000 is being amortized as deferred financing costs over the term of the facility. These warrants expire on November 29, 2008.

7.     Convertible and Redeemable Minority Interest

      Minority interest consisted of 3,755,394 Series A convertible and redeemable preferred shares “Series A shares” and 640,842 Series B convertible and redeemable preferred shares “Series B shares” of NWT at December 31, 1999.

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

      Each of NWT’s preferred stockholders were entitled to receive, from funds legally available, a cumulative annual dividend of 8% per annum based on their respective purchase price upon any liquidation, dissolution or winding up of the affairs of NWT, redemption, or when declared by the Board of Directors, provided that, upon optional or automatic conversion of the preferred shares, all accrued and unpaid dividends are forfeited. Dividends on these shares of $286,000 and $197,000 for the years ended December 31, 1999 and 2000, respectively, have been recorded in the accompanying consolidated financial statements.

      In September 2000, the NWT Series A and Series B holders exchanged their NWT Series A and Series B shares on a one-for-one basis into NWI Series A preferred and Series B preferred shares. These shares were subsequently converted into shares of common stock on a one-for-one basis upon the initial public

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offering in November 2000 (see Note 3) and the accrued dividends were forfeited and as such, reclassified to Additional Paid-in Capital. Additionally, the NWT warrants were exchanged for NWI warrants.

8.     Convertible and Redeemable Preferred Stock

      In December 2001, the Company received aggregate net proceeds of approximately $25.9 million, net of fees to the placement agent and offering costs, from the issuance of 27,172 shares of Series A Convertible and Redeemable Preferred Stock (“Series A Preferred Stock”), which are convertible into Common Shares (35,353,402 as of December 31, 2001). Warrants to acquire 10,586,484 Common Shares (the “Investor Warrants”) were issued in conjunction with the Series A Preferred Stock shares. All of the securities sold in the 2001 Private Placement were sold solely to accredited investors, as defined in Rule 501 of Regulation D pursuant to the Securities Act of 1933, as amended.

      The conversion price per common share of $0.77 represents a 13.5% discount from the average quoted per share price of the common stock for the 20 trading-day period ending December 12, 2001, the day the commitment letter for the offering of the Series A Preferred Stock was executed. On the date of issuance of the Series A Preferred Stock the difference between the conversion price per common share and the closing price of the Company’s common stock amounted to $0.45 per share. As a result of this difference, the Company recorded the sale of preferred stock and issuance of warrants measured at fair value pursuant to the guidance in SFAS No. 123 and EITF 00-19. The Company used the fair value method in determining the value of the beneficial conversion feature at the date of issuance of approximately $21.4 million. Pursuant to SFAS 123, the Company measured the fair value of the warrants issued in conjunction with the Series A Preferred Stock at the date of issuance to be approximately $4.5 million. The terms of the Series A Preferred Stock include a redemption feature effective on the seventh anniversary of the issuance (December 2008) and a conversion discount from fair market value of the common stock at the time of issuance. Accordingly, the value of the discount plus the value of the detachable warrants will be ratably accreted as dividends during the seven-year period until the redemption rights are effective, or immediately in the period in which conversion occurs.

      In 1999 and until the Company’s IPO in November 2000, the Company had three classes of convertible and redeemable preferred stock as follows.

December 31,
1999

Convertible and redeemable preferred stock, Series A, par value $.001, 16,500,000 shares authorized, 6,791,571 shares issued and outstanding	$5,870,000
Convertible and redeemable preferred stock, Series B, par value $.001, 7,500,000 shares authorized (485,241 non-voting), 6,252,843 shares issued and outstanding	10,060,000
Convertible and redeemable preferred stock, Series C, par value $.001, 16,500,000 shares authorized, 11,022,831 shares issued and outstanding	27,875,000

$43,805,000

      In 1996 and 1997, the Company issued 6,791,571 shares of Series A convertible and redeemable preferred stock “Series A” and 1,126,761 shares of Series B convertible and redeemable preferred stock “Series B” to accredited investors in private placements. Net proceeds from these financing were approximately $6,322,000.

      In 1998, the Company issued 5,126,082 shares of Series B to accredited investors in a private placement. Net proceeds from the financing were approximately $7,197,000.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 1999, the Company issued 11,022,831 shares of Series C convertible and redeemable preferred stock “Series C” to accredited investors in a private placement at a price of $2.78 per share. Net proceeds from the financing were approximately $27,875,000, including conversion of subordinated debentures of $3,120,000 (See Note 9) and related accrued interest of $130,000 after deducting offering costs and placement agent’s commissions of approximately $2,768,000.

      The holders of the Series A, Series B and Series C were entitled to receive, from funds legally available, a cumulative annual dividend of 8% of the purchase price upon any liquidation, dissolution or winding up of the affairs of the Company, upon redemption, or when declared by the Board of Directors, provided that upon optional or automatic conversion of the shares of preferred stock all accrued and unpaid dividends were to be forfeited. Dividends on these shares of $1,096,000 and $3,146,000 for the years ended December 31, 1999 and 2000, respectively, have been recorded in the accompanying consolidated financial statements.

      Upon the closing of the initial public offering in November 2000, all shares of the Company’s preferred stock were converted into shares of the Company’s common stock on a one-for-one basis and the accrued dividends were forfeited and as such, reclassified to Additional Paid-in Capital.

9.     Stockholders’ Equity

      The Company is authorized to issue 350,000,000 shares of common stock, par value $.001 and 15,000,000 shares of preferred stock, par value $.001. Common shares are voting shares and have equal rights in the event of liquidation. In connection with the Series A Preferred Stock financing in December 2001 (See Note 2), the Company issued 27,172 shares of Series A Preferred Stock, which are convertible into 35,353,402 Common Shares at December 31, 2001. However, because the Series A Preferred Stockholders have the right to require the Company to redeem the shares on the seventh anniversary of the issuance (December 2008), the shares are not included as a component of stockholders’ equity. The holders of Series A Preferred Stock will be entitled to notice of any meeting of stockholders of the Company and will vote together with the holders of common stock as a single class upon any matter submitted to the stockholders for a vote, on an as-converted basis as of the record date of such vote or upon the date of such written consent, as the case may be.

      In August 2000, the Company’s Board of Directors approved a three-for-one stock split. The effects of this stock split have been retroactively reflected for all periods presented.

Initial Public Offering

      In November 2000, the Company completed its initial public offering transaction, raising approximately $57.2 million, net of offering costs of approximately $7 million, upon the issuance of 8,025,000 shares of the Company’s common stock. On the closing of this transaction, all classes of previously outstanding preferred stock converted into shares of common stock of the Company on a one-for-one basis.

Series D Convertible Preferred Stock

      In June and July of 2000, the Company issued 5,892,150 shares of Series D convertible preferred stock at $5.75 per share to accredited investors in a private placement. Net proceeds from the financing amounted to approximately $33.3 million, net of offering costs of approximately $541,000. The Company also issued warrants to purchase a total of 1,178,400 shares of its common stock at an exercise price of $3.79, as adjusted, expiring June 30, 2005.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measured at fair value pursuant to the guidance in SFAS No. 123 and EITF 98-5. The discount of approximately $2.3 million for the beneficial conversion has been recorded as a one-time charge in sales and marketing expense during the fourth quarter of 2000.

Convertible Subordinated Debentures

      On June 24, 1999 and July 15, 1999, the Company issued convertible subordinated debentures to accredited investors in the total principal amount of $3,120,000 bearing interest at the rate of 8% per annum. The Company also issued warrants to purchase a total of 3,930,006 shares of its common stock and 750,000 shares of common stock of NWT at an exercise price of $0.67 per share (See Note 7). Of these warrants, 4,650,621 expire on June 24, 2004 and 29,385 expire on July 15, 2004. Concurrently with the closing of the preferred stock financing in December 1999, all of the subordinated debentures, and the accrued and unpaid interest of approximately $130,000, were converted into shares of preferred stock at a conversion price of $2.78 per share.

Warrants

      Each of the Company and NWT have issued warrants to purchase shares of the Company’s and NWT’s capital stock to various investors and lenders as approved by their respective boards of directors.

      A summary of warrant activity is as follows:

	December 31,

	1999		2000		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

NWI Warrants
Outstanding, beginning of year	2,344,815	$1.42	8,494,890	$1.56	10,542,090	$1.96
Granted	6,150,075	1.61	2,168,715	3.51	11,147,294	1.18
Exercised			(121,515)	1.41	(237,497)	1.16

Outstanding, end of year	8,494,890	$1.56	10,542,090	$1.96	21,451,887	$1.18

NWT Warrants
Outstanding, beginning of year	240,315	1.42	990,315	0.85
Granted	750,000	0.67
Cancelled			(990,315)	0.85

Outstanding, end of year	990,315	$0.85

      In connection with the Series A Preferred Stock financing in December 2001 (See Note 3), the Company issued to the purchasers of the Series A Preferred Stock warrants exercisable for the purchase of 10,586,484 newly-issued shares of common stock. These warrants may be exercised at $1.20 per share at any time up to December 21, 2005. The Company estimated the fair market value of these warrants at the date of issuance to be $4,512,000, which will be ratably accreted in dividends over a seven year period until the redemption rights on the Series A redeemable convertible preferred stock are effective, or immediately in the period in which conversion of the Series A Preferred Stock into shares of common stock occurs.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the November 2001 line of credit facility (See Note 6), the Company issued warrants to buy 560,810 shares of common stock. These warrants may be exercised at $0.74 per share at any time up to expiration on November 29, 2008. Using the fair value method, the Company determined that the value of these warrants at the date of issuance was $358,000, which will be amortized over the term of the facility. These warrants carry a cashless exercise feature and accordingly, the warrants will be accounted for using the variable method.

      In connection with the Series D financing in 2000 (See Note 3), the Company issued warrants to purchase 1,178,400 shares of common stock of the Company. These warrants may be exercised at $3.79 per share, adjusted per warrant terms, at any time up to June 30, 2005. The Company determined the fair value of these warrants at the date of issuance was nominal and, accordingly, no value has been assigned to them.

      In connection with the Series C financing in 1999 (See Note 8), the Company issued warrants to purchase 2,148,639 shares of common stock of the Company. These warrants may be exercised at $1.29 per share, as adjusted, at any time up to December 31, 2004. The Company determined the fair value of these warrants at the date of issuance was nominal and, accordingly, no value has been assigned to them.

      In connection with the convertible subordinated debenture transaction in 1999, the Company issued warrants to buy 3,930,006 shares of its common stock and 750,000 common shares of NWT (See Note 7). These warrants may be exercised at $0.67 per share. Of these warrants, 4,650,621 expire on June 24, 2004 and 29,385 expire on July 15, 2004. Under the fair value method, the value of the warrants at the date of issuance was approximately $4.3 million as the exercise price per share of common stock was less than deemed fair value per share of common stock. Accordingly, the Company allocated the gross debenture proceeds of $3,120,000 toward the value of these warrants. This also resulted in non-cash interest expense totaling $3,120,000 in fiscal 1999 to accrete the debt discount (resulting from the allocation of proceeds to the warrant) from the time of debenture issuance to conversion to Series C.

      In connection with a 1999 line of credit financing, the Company issued warrants to buy 71,430 shares of Series C. These warrants may be exercised at $2.10 per share, as adjusted, at any time up to expiration at December 31, 2004. The Company determined the fair value of these warrants at the date of issuance was nominal and, accordingly, no value has been assigned to them.

      In connection with the Series B financing in 1997 and 1998 (See Note 8), the Company issued warrants to buy 422,535 and 1,922,280 shares of its common stock, and NWT issued warrants to buy 105,633 and 134,682 common shares of NWT, respectively (See Note 7). The NWT warrants have been exchanged for NWI warrants. These warrants may be exercised at $1.42 per share at any time up to December 31, 2002 (for 528,168 of the warrants) and April 24, 2003 (for 2,056,962 of the warrants). The Company determined the fair value of these warrants at the date of issuance was nominal and, accordingly, no value has been assigned to them.

Stock Option Plans

      The Company’s amended and restated 1997 stock option plan (the “1997 Plan”) for employees authorizes the granting of options for up to 12,000,000 shares of the Company’s common stock. Generally, options are to be granted at prices equal to at least 100% of the fair value of the stock on the date of grant, expire not later than ten years from the date of grant and vest ratably over a four-year period following the date of grant. From time to time, as approved by the Company’s Board of Directors, options with differing terms have also been granted. The 1997 Plan provides that any shares issued come from the Company’s authorized but unissued or reacquired common stock.

      In July 2000, the Company’s Board of Directors approved the 2000 Stock Incentive Plan (the “2000 Plan”) authorizing the granting of options for up to 16,500,000 shares of the Company’s common stock, including the 12,000,000 shares authorized under the 1997 Plan, plus an automatic annual increase, to be

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

added on the first day of the fiscal year beginning in 2001, equal to the lesser of (a) 0.5% of the outstanding shares on the last day of the prior fiscal year, (b) 1,500,000 shares, or (c) such lesser number of shares as may determined by the Board in its sole discretion. The Company implemented the 2000 Plan upon the effective date of the initial public offering in November 2000 (See Note 3). Options under the 2000 Plan issue, vest and expire on the same terms as the 1997 Plan.

      A summary of stock option activity is as follows:

		Options	Weighted Average
	Options	Available	Exercise Price
	Outstanding	for Grant	Per Share

Options outstanding, January 1, 1999	3,420,000	468,150	$0.80
New authorized options		2,111,850
Granted	852,000	(852,000)	$0.95
Exercised	(41,250)		$0.71
Cancelled	(198,750)	198,750	$0.78

Options outstanding, December 31, 1999	4,032,000	1,926,750	$0.83
New authorized options		10,500,000
Granted	8,816,443	(8,816,443)	$6.19
Exercised	(1,111,022)		$0.68
Cancelled	(1,286,601)	1,286,601	$1.28

Options outstanding, December 31, 2000	10,450,820	4,896,908	$5.31
New authorized options		1,500,000
Granted	2,542,500	(2,542,500)	$2.63
Exercised	(414,860)		$0.91
Cancelled	(3,441,586)	3,441,586	$5.02

Options outstanding December 31, 2001	9,136,874	7,295,994	$4.93

Exercisable, December 31, 1999.	1,327,752		$0.66

Exercisable, December 31, 2000.	2,018,766		$3.02

Exercisable, December 31, 2001.	3,831,044		$4.67

      Additional information relating to stock options outstanding and exercisable at December 31, 2001, summarized by exercise price is as follows:

	Outstanding			Exercisable
	Weighted Average			Weighted Average

Range of Exercise		Life	Exercise		Exercise
Prices	Shares	(Years)	Price	Shares	Price

$0.42 - 2.67	2,996,705	8.26	$1.25	1,069,618	$1.05
$2.75 - 6.04	3,593,669	8.59	$4.96	2,023,760	$5.00
$7.50 - 9.63	1,763,625	8.79	$8.33	530,541	$8.18
$11.00 - 12.88	782,875	8.81	$11.19	207,125	$11.06

	9,136,874			3,831,044

      The Company amortizes stock-based employee compensation over the vesting periods of the related options using the attribute method prescribed by FASB Interpretation No. 28 and SFAS No. 123. Under this

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In July 2000, the Company granted options to employees to purchase 3,948,243 shares of common stock at an exercise price of $5.00 per share. In connection with these grants, the Company recorded $22,350,000 of gross deferred stock compensation. Additionally, $659,000 of gross deferred compensation expense related to 65,625 options was recorded for the extension of the vesting period related to a terminated employee. In July 2000, the Company appointed a new Chief Executive Officer, and granted this officer options to purchase 3,036,543 shares of common stock at an exercise price of $5.00 per share. The options vest and become exercisable as follows: 607,308 options were immediately exercisable; 379,569 options became exercisable on July 24, 2001; 379,569 options vest and become exercisable on July 24, 2002; and 303,654 options vest and become exercisable on each July 24 of 2001, 2002, 2003 and 2004. In addition, 455,481 options vested and became exercisable upon the closing of the Company’s IPO. The remaining 911,700 options granted in July 2000 vest over a four-year period, with 25% of the options vesting each year from the date of grant.

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

      In 1999, the Company issued options to employees to purchase an aggregate of 852,000 shares of the Company’s common stock at an exercise price of $0.95 per share. On the grant dates the deemed fair value of a share of common stock was in excess of $0.95 per share. Accordingly, the Company recognized gross deferred compensation related to these grants of $859,000.

      Amortization of stock-based compensation was $220,000, $12.8 million and $10.4 million for the periods ended December 31, 1999, 2000 and 2001, respectively. The Company expects to amortize $4.1 million in 2002, $1.7 million in 2003 and $500,000 in 2004, assuming no cancellations or additional stock option grants below deemed fair value.

      As permitted, the Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation expense, except as specifically described above, has been recognized for employee stock option plans. Had compensation expense been determined based on the fair values at the dates of grant for the years ended December 31, 1999, 2000 and 2001 consistent with the provisions of SFAS No. 123, the Company’s net loss per share would have been reported as the pro forma amounts indicated below:

	Year Ended December 31,

	1999	2000	2001

Net loss applicable to common stockholders, as reported	$(19,873,000)	$(50,776,000)	$(91,038,000)
Net loss applicable to common stockholders, pro forma	$(20,201,000)	$(53,587,000)	$(97,728,000)
Net loss per share, as reported	$(2.04)	$(3.24)	$(1.67)
Net loss per share, pro forma	$(2.08)	$(3.42)	$(1.80)

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of these option grants were estimated on the date of grant using an option-pricing model with the following weighted-average assumptions: zero dividend yield; risk-free interest rates between 5.00% and 6.45%; volatility of 77% (2000) and 104% (2001) and expected lives of four to five years.

      The option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions. Because the Company’s employee stock-based compensations plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect fair value estimates, the Company believes that existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plans.

Employee Stock Purchase Plan

      In July 2000, the Company’s Board of Directors approved the 2000 Employee Stock Purchase Plan “ESPP”. The Company implemented the ESPP upon the completion of the initial public offering in November 2000 (See Note 3). The ESPP, subject to certain limitations, permits eligible employees of the Company to purchase common stock through payroll deductions of up to 10% of their compensation. The Company has approved a plan which provides for the issuance of 1,500,000 shares of common stock under the ESPP, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2001, equal to the lesser of (a) 0.5% of the outstanding shares on the last day of the prior fiscal year, (b) 270,000 shares, or (c) such lesser number of shares as may determined by the Board in its sole discretion. If purchases of stock through the plan deplete this supply, the Company will limit, suspend or discontinue purchases under the plan until additional shares of stock are available. During 2001, the Company sold 200,787 shares under this plan and received $171,000 in cash.

Common Shares Reserved for Future Issuance

      The Company has reserved shares of common stock for future issuance as follows:

December 31,
2001

Stock options outstanding	9,136,874
Stock options available for future grant	7,295,994
Stock warrants outstanding	21,451,887
Conversion of Series A Preferred Stock	35,353,402
Shares available under the Employee Stock Purchase Plan	1,299,213

Total reserved shares for issuance of common stock	74,537,370

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Loss Applicable to Common Stockholders

      A reconciliation of the net loss applicable to common stockholders is as follows:

	Year Ended December 31,

	1999	2000	2001

Net loss	$(18,469,000)	$(46,924,000)	$(90,877,000)
Adjustments to net loss used in computing basic and diluted net loss applicable to common stockholders:
Accretion of dividends on convertible and redeemable preferred stock	(1,096,000)	(3,146,000)	(50,000)
Accretion of dividends on minority interest	(286,000)	(197,000)
Amortization of offering costs for convertible and redeemable preferred stock	(22,000)	(509,000)	(6,000)
Accretion of imputed value assigned to the beneficial conversion feature of Series A convertible and redeemable preferred stock and related common stock warrants			(105,000)

Net loss applicable to common stockholders	$(19,873,000)	$(50,776,000)	$(91,038,000)

10.     Income Taxes

      The Company’s deferred tax assets and liabilities consist of the following:

	December 31

	2000		2001

Current deferred taxes:
Accounts receivable reserve		$86,000		$109,000
Accrued expenses		1,131,000		1,173,000
Inventory reserve				10,922,000
Other		208,000		133,000

Deferred tax asset – current		1,425,000		12,337,000
Valuation allowance		(1,425,000)		(12,337,000)

Net current deferred taxes

Long-term deferred taxes:
Depreciation and amortization		1,420,000		866,000
Deferred revenue		164,000		171,000
Research and development costs		205,000		125,000
Net operating loss and credit carryforwards		18,898,000		38,016,000

Deferred tax asset — noncurrent		20,687,000		39,178,000
Valuation allowance		(20,687,000)		(39,178,000)

Net long-term deferred taxes

Net deferred income taxes	$		$

      Management has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001, the Company has U.S. federal net operating loss carryforwards of approximately $94.6 million, which expire at various dates through 2021. The Company has California net operating loss carryforwards of approximately $27.3 million, which expire at various dates through 2011. The Company has Arizona net operating loss carryforwards of approximately $2.3 million, which expire at various dates through 2006. In addition, the Company has Canadian net operating loss carryforwards of approximately $6.3 million, which do not expire. As a result of ownership changes (as defined by Section 382 of the Internal Revenue Code), which occurred in 1996, 1999, and 2000, tax loss carryforwards generated prior to November 2000 have been limited to a total of approximately $37.2 million, of which approximately $21.1 million can be utilized per year in years subsequent to December 31, 2001. Any additional ownership changes may further limit the utilization of net operating loss carryforwards.

      The provision for income taxes reconciles to the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

	Year Ended December 31,

	1999		2000		2001

Federal tax provision, at statutory rate		$(6,464,000)		$(16,424,000)		$(30,898,000)
State tax, net of federal benefit		(543,000)		(1,364,000)		(2,154,000)
Change in valuation allowance		5,636,000		11,447,000		29,401,000
Interest expense on convertible Subordinated debentures		1,279,000
Deferred compensation				5,262,000		4,144,000
Customer acquisition costs				936,000
Other		92,000		143,000		(493,000)

	$		$		$

11.     Commitments and Contingencies

     Operating and Capital Leases

      The Company leases its office space and certain equipment under non-cancelable operating and capital leases. Rental expense under operating leases in fiscal 1999, 2000 and 2001 was approximately $517,000, $1,223,000 and $1,428,000, respectively. The minimum future lease payments under non-cancelable operating leases and future minimum capital lease payments as of December 31, 2001 are:

	Operating	Capital

2002	$1,532,000	189,000
2003	1,535,000	145,000
2004	1,373,000	40,000
2005	572,000
2006	213,000
Thereafter	319,000
Total minimum lease payments	$5,544,000	$374,000

Less — amount representing interest (at rates ranging from 9.9% to 20.3%)		(44,000)
Present value of net minimum lease payments		330,000
Less — current installments of obligations under capital leases		(159,000)

Obligations under capital leases, excluding current installments		$171,000

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Royalties

      The Company is required to pay quarterly royalties for its products shipped with CDPD technology. The Company incurred royalty expenses of $353,000, $284,000 and $239,000 in fiscal 1999, 2000 and 2001, respectively. The Company is also required to make royalty payments for its products shipped with CDMA technology at an amount of 6.5% of the net selling price, as defined in the royalty agreement. In 2001, the Company incurred CDMA royalty expense of $14,000.

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

      In May 2001, the Company entered into management retention agreements with the Company’s named executive officers. The agreements entitle those employees to enumerated severance benefits if, within twenty-four months following a change of control (or at the direction of an acquirer in anticipation of such an event), the Company terminates the employee’s employment other than for cause or disability or the employee terminates his employment for good reason. These severance benefits include a payment of two times the sum of the employee’s annual base salary then in effect and the applicable targeted annual bonus, continued employee benefits, full acceleration of vesting of the employee’s stock options, a tax equalization payment to eliminate the effects of any applicable excise tax, and the issuance to the employee of an option to purchase additional shares of the Company’s common stock.

     Legal Matters

      On January 28, 2002, the Company entered into a settlement agreement with Sanmina related to claims filed in October 2001 (See Note 2). Additionally, in February 2002 the Company received a demand letter from Metricom (See Note 3).

      The Company and certain of its officers and directors were sued along with the underwriters to the Company’s initial public offering in a suit filed November 20, 2001 in United States District Court for the Southern District of New York. We were recently served with the complaint and have not appeared in the action. The complaint alleges that the defendants violated federal securities laws by issuing and selling common stock pursuant to the Company’s initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had solicited and received undisclosed and excessive commissions from certain investors. Similar lawsuits have been filed with respect to a large number of companies, which completed their initial public offerings in 1999 and 2000. The progress and possible settlement of the litigation will depend heavily on the coordinated progress of all of the related lawsuits that have been filed in the Southern District of New York, including certain test cases against selected issuers. We believe that the claims alleged in the lawsuit are primarily directed at the underwriters of the Company’s initial public offering and, as they relate to us, are without merit. We intend to defend the lawsuit vigorously.

      The Company is party to various legal matters and subject to claims in the ordinary course of business. In the opinion of management, none of these matters will have a material adverse effect on the Company’s financial position or results of operations.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Segment Information and Concentrations of Risk and Related Parties

     Segment Information

      The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

      The Company has operations in the United States and Canada. The distribution of the Company’s assets in the United States and Canada as of December 31, 2001 and 2000 are $54.6 million and $5.3 million, and $91.6 million and $19.2 million, respectively. For the years ended December 31, 2000 and 2001, approximately 7% and 16% of revenues were derived from international accounts.

     Concentrations of Risk and Related Parties

      Substantially all of the Company’s revenues come from wireless Internet products. Any further decline in market acceptance of the Company’s products or a further decline in the financial condition of the Company’s existing customers may impair the Company’s ability to operate effectively.

      The Company sells products to Airlink Communications, Inc., (“Airlink”) a wireless software infrastructure business, which integrates the Company’s modems into their products. Airlink’s Chairman of the Board is also a member of the Company’s Board of Directors and a stockholder. Sales to Airlink were $1,746,000 for the year ended December 31, 2001. Receivables from Airlink amounted to $778,000 as of December 31, 2001. In May 2001, the Company and Airlink entered into an agreement for the payment of products sold to Airlink. Specifically, Airlink will pay $1.6 million for product purchases under terms of a promissory note with the first payment of $300,000, plus accrued interest due September 1, 2001, and the remaining principal balance due in equal installments, plus accrued interest, over eight monthly equal installments with the final payment due May 1, 2002. The note bears interest at prime plus 3% (7.75% at December 31, 2001) and is secured by all of Airlink’s assets. Airlink’s Chairman of the Board has also personally guaranteed this promissory note. We have sold similar products to other parties at unit prices similar to those under the Company’s arrangement with Airlink.

      In September 2001, the Company entered into an agreement with Airlink for the payment of $1.1 million for products shipped to Airlink during September 2001. In December 2001, Airlink returned $750,000 of the products shipped to Airlink during September 2001. At December 31, 2001, the receivable from Airlink was $375,000. In accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” the Company will record revenue under this agreement when the collection of the receivable becomes reasonably assured. No revenues were recorded in 2001. Subsequent to December 31, 2001, no payments have been received under this agreement.

      A significant portion of the Company’s revenue comes from a small number of customers. The Company’s top ten customers for the year ended December 31, 2001 accounted for approximately 66.6% of the Company’s revenue. Two customers accounted for 13% and 12%, respectively, of 2001 revenues. One customer, OmniSky, accounted for 45% of the revenues for the year ended December 31, 2000. Two customers accounted for 23% and 14%, respectively, of 1999 revenues.

      On June 30, 2000, Aether Capital, LLC, purchased $20 million of the Company’s Series D convertible preferred stock. Aether Capital, LLC is the investment arm of Aether Systems, Inc., which is the sole member of Aether Capital, LLC. David S. Oros, one of the Company’s directors, who joined the Company’s board in July 2000, serves as Chairman, Chief Executive Officer and President of Aether Systems, Inc. Mr. Oros is also a director of OmniSky Corporation, in which Aether Systems, Inc. is an investor. As a result of this capital transaction, OmniSky Corporation, a one-time significant customer, became a related party and the Company commenced recording sales to OmniSky as “Revenue-Related Parties” in the third quarter of 2000. Sales to OmniSky amounted to $1,901,000 for the year ended December 31, 2001 and $27,771,000 and $24,207,000 for the year and six months ended December 31, 2000, respectively. Receivables from OmniSky Corporation amounted to $143,000 as of December 31, 2001, which has been fully reserved.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2001, the Company entered into a software license, maintenance and support agreement with Aether Capital LLC. Under this agreement, the Company purchased a software license from Aether Capital LLC for $870,000 and a one-year maintenance and support service agreement for $130,000. In January 2002, the Company paid $500,000 under this agreement, with the remaining $500,000 due in April 2002.

      The Company has hired an entity to provide technical support services for $16,000 per month. The Company’s Chairman and Chief Executive Officer is a board member and a security holder of this entity. Payments made to this entity during the year ended December 31, 2001 were $62,000.

      During 2001, the Company made payments of approximately $169,000 to Centurion Wireless Technologies, Inc., (“Centurion”) in connection with the purchase of certain wireless modems. Centurion is a portfolio company of Cornerstone Equity Investors, LLC (“Cornerstone”.) Two of Cornerstone’s managing directors serve on the Company’s board and Cornerstone is a stockholder of the Company.

13.     Retirement Savings Plan

      The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. As of December 31, 2001, there are no provisions for employer contributions to the Plan. Participants are fully vested in all contributions to the Plan.

      The Company has a Registered Retirement Savings Plan for its Canadian employees. Substantially all of the Company’s Canadian employees are eligible to participate in the Plan. Employees make discretionary contributions to the plan subject to local limitations. Employer contributions amounted to $101,000, $83,000 and $67,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

14.     Quarterly Financial Information (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2001, 2000 and 1999.

	Quarter

	First	Second	Third	Fourth

	(in thousands, except per share amounts)
2001:
Total revenues	$19,737	$12,508	$4,140	$7,258
Gross margin	(5,184)	(12,419)	(5,268)	(10,925)
Net loss	(25,306)	(25,786)	(17,439)	(22,507)
Net loss per share	(0.47)	(0.48)	(0.32)	(0.41)

2000:
Total revenues	$6,837	$9,094	$17,477	$27,746
Gross margin	(1,028)	(1,055)	521	3,128
Net loss	(7,369)	(10,769)	(15,435)	(17,203)
Net loss per share	(0.74)	(1.06)	(1.51)	(0.53)

1999:
Total revenues	$1,205	$1,096	$3,213	$4,042
Gross margin	180	(656)	239	(2,162)
Net loss	(1,992)	(4,031)	(4,560)	(9,290)
Net loss per share	(0.21)	(0.41)	(0.47)	(0.95)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Novatel Wireless, Inc.:

      We have audited the accompanying consolidated balance sheets of Novatel Wireless, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novatel Wireless, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II — Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Diego, California

February 1, 2002
(Except with respect to the matters
discussed in Note 3, as to which the date is February 22, 2002)

SCHEDULE II

NOVATEL WIRELESS INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2001, 2000 and 1999

	Balance At	Additions	Deductions	Balance
	Beginning	Charged to	From	At End
	of Year	Operations	Reserves	of Year

Allowance for Doubtful Accounts:
December 31, 1999	$44,000	$137,000		$181,000
December 31, 2000	181,000	72,000		253,000
December 31, 2001	253,000	114,000	$73,000	294,000
Warranty Reserve:
December 31, 1999	244,000	132,000	140,000	236,000
December 31, 2000	236,000	439,000		675,000
December 31, 2001	675,000		413,000	262,000
Deferred Tax Asset Valuation Allowance:
December 31, 1999	5,029,000	5,636,000		10,665,000
December 31, 2000	10,665,000	11,447,000		22,112,000
December 31, 2001	22,112,000	29,401,000		51,513,000

EXHIBIT INDEX

Exhibit
Number		Description

3.1(	1)	Certificate of Incorporation.
3.2(	4)	Certificate of Designation of Series A Convertible Preferred Stock.
3.3(	1)	Bylaws.
4.1(	2)	Specimen Common Stock Certificate.
4.2(	4)	Specimen Series A Convertible Preferred Stock Certificate.
4.3(	4)	Form of Common Stock Purchase Warrant.
4.4(	5)	Warrant to Purchase Stock, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank
4.5(	5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series B Convertible Preferred Stock
4.6(	5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series C Convertible Preferred Stock
4.7(	5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series C Debentures
4.8(	5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series D Convertible Preferred Stock
10.1(	3)	1997 Stock Incentive Plan, as Amended and Restated.
10.2		2000 Stock Incentive Plan, as Amended and Restated.
10.3(	3)	2000 Employee Stock Purchase Plan.
10.4(	2)	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among Novatel Wireless, Inc. and some of its stockholders.
10.5(	2)	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among Novatel Wireless, Inc. and some of its stockholders.
10.6(	2)	Form of Indemnification Agreement between Novatel Wireless, Inc. and each of its officers and directors.
10.7(	5)	Loan and Security Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.
10.8(	5)	Silicon Valley Bank Registration Rights Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.
10.9		Silicon Valley Bank Antidilution Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.
10.10	(2)	Real Property Sublease dated as of July 7, 2000, by and between Sicor Inc. (formerly Gensia Sicor, Inc.) and Novatel Wireless, Inc., for 9360 Towne Centre Drive, San Diego, California.
10.11	(2)	Real Property Lease, dated as of February 1, 1997, by and between Novatel Wireless Technologies Ltd. and Sun Life Assurance Company of Canada, for 6715 8th St., N.E., Calgary, Alberta.
*10.12	(2)	Employment Agreement, dated as of July 24, 2000, by and between Novatel Wireless, Inc. and John Major.
*10.13	(2)	Employment Agreement, dated as of August 21, 1996, by and among Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and Ambrose Tam.
10.14		Form of Change of Control Letter Agreement, dated as of May 11, 2001, by and between Novatel Wireless, Inc. and several executives of Novatel Wireless, Inc.
10.15	(2)	Standard Manufacturing Agreement, dated as of August 8, 2000, by and between Novatel Wireless, Inc. and Solectron de Mexico, S.A. de C.V.
10.16	(2)	First Amendment to Employment Agreement, dated as of September 22, 2000, by and among Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and Ambrose Tam.

Exhibit
Number	Description

10.17	Settlement Agreement and Mutual General Release, dated as of January 12, 2002 by and between Novatel Wireless, Inc. and Sanmina-SCI Corporation and Sanmina Canada ULC.
10.18	Security Agreement, dated as of January 12, 2002 executed by Novatel Wireless, Inc. in favor of Sanmina-SCI Corporation.
21(1)	Subsidiaries of Novatel Wireless, Inc.
23.1	Consent of Arthur Andersen LLP, Independent Public Accountants
24	Power of Attorney (See signature page)

(1)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-53692), filed January 12, 2001.

(4)	Incorporated by reference to the Company’s current report on Form 8-K, filed January 18, 2002.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended.

*	Management contract or compensation plan or arrangement.