Form 10-K/A
period 2001-12-31
NOVATEL WIRELESS INC
filed 2002-03-11
CIK 1022652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1 to Form 10-K)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐.

      The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the common stock on February 20, 2002 as reported by the Nasdaq National Market, was approximately $26,615,000. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders, based on Schedule 13G filings, have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The registrant has not issued any non-voting stock.

      The number of shares of the registrant’s common stock outstanding as of February 20, 2002 was 58,046,906.

DOCUMENTS INCORPORATED BY REFERENCE

      None.

EXPLANATORY NOTE

      This Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is filed for the purpose of amending and restating Part III (Items 10, 11, 12 and 13) to provide disclosure that previously was to be incorporated by reference to the registrant’s definitive proxy statement for the 2002 Annual Meeting of Stockholders.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The following sets forth certain biographical information concerning each of the Company’s directors and its executive officers.

      (a) Identification of Directors. The directors of the Company are:

Name	Age	Director Since

Robert Getz	39	1999
Peng K. Lim	39	2001
John E. Major	56	2000
Davis S. Oros	42	2000
Mark Rossi	45	1999
Steven Sherman	56	1996

      Robert Getz has served as a director of the Company since December 1999. Since December 1996, Mr. Getz has served as a Managing Director of Cornerstone Equity Investors, LLC, a private equity investment firm that specializes in technology and telecommunications, business service and healthcare information investments. Prior to joining Cornerstone, Mr. Getz served as a Managing Director of Prudential Equity Investors, Inc., also a private equity investment firm, where he was employed between February 1987 and December 1996. Mr. Getz also serves as a director for several private companies, including Artel Video Systems, Inc., a developer of broadband video networking equipment, and Centurion International, Inc., a designer and manufacturer of antenna and power solutions for the wireless device industry. Mr. Getz holds a Bachelor of Arts degree from Boston University and a Master of Business Administration degree in finance from the Stern School of Business at New York University.

      Peng K. Lim has served as a director of the Company since May 2001. Mr. Lim has served as the President and Chief Executive Officer of TapWave, Inc., a mobile solutions company, since May 2001. Prior to TapWave, Mr. Lim served as Vice President, Worldwide Product Development of Palm, Inc., a handheld and wireless computer company, from April 1999 to May 2001. Prior to that time, Mr. Lim served as Vice President of Engineering of Fujitsu Personal Systems, a pen-based and wireless computer company and a wholly owned subsidiary of Fujitsu Limited, from June 1997 to March 1999. From July 1996 to June 1997, Mr. Lim was an Engineering Platform Director for Texas Instruments, Inc., a semiconductor company. From August 1993 to June 1996, Mr. Lim was Director, Advanced Portables and Mobile Systems Engineering of Zenith Data Systems, a computer company and a subsidiary of Groupe Bull Company. Prior to joining Zenith Data Systems, he served as Director of Hardware Technology for Dauphin Technology, a mobile computer company, from January 1992 to August 1993. Mr. Lim currently serves on the board of directors of inViso Inc. Mr. Lim holds a Bachelor of Science degree and a Master of Science degree in Electrical Engineering from University of Windsor and a Master of Engineering Management from Northwestern University. Mr. Lim also completed the Stanford Executive Program for Growing Companies at Stanford University.

      John E. Major has served as the Company’s Chairman of the Board and Chief Executive Officer since July 2000. From November 1999 until July 2000, Mr. Major was Chief Executive Officer of Wireless Internet Solutions Group, a strategic consulting services firm. From November 1998 to November 1999, Mr. Major was President and Chief Executive Officer of WirelessKnowledge, a joint venture between Microsoft Corporation, a software and Internet technology company, and QUALCOMM, Incorporated, a digital wireless communications company. From May 1997 to November 1998, he was an Executive Vice President of QUALCOMM and served as President of QUALCOMM Infrastructure Products Division. From 1977 until he joined QUALCOMM in 1997, Mr. Major held a number of executive positions at Motorola, Inc., a communications and electronics company, ultimately serving as Senior Vice President and Chief Technical Officer. Mr. Major currently serves on the board of directors of Littelfuse Corporation, a circuit protection technology company; Verilink, an intelligent edge connection wireline modem company; Identix, Inc., an identification technology company and Lennox Corporation, an HVAC products company. He also serves on the board of directors’ executive committee for the Telecommunications Industry Association and the Electronics Industry Association. Mr. Major holds a Bachelor of Science degree in Mechanical and Aerospace Engineering from the University of Rochester and a Master of Science degree in Mechanical Engineering from the University of Illinois. He also holds a Master of Business Administration degree, with distinction, from Northwestern University and a Juris Doctor from Loyola University.

      David S. Oros has served as a director of the Company since July 2000. In 1996, Mr. Oros founded Aether Systems, Inc., a provider of wireless data services and systems for wireless handheld devices, and has been Aether’s Chairman, Chief Executive Officer and President since its inception. Mr. Oros also serves on the board of directors of Corvis Corporation and Sila Communications. From 1994 until 1996, Mr. Oros was President of NexGen Technologies, L.L.C., a wireless software development company that contributed all of its assets to Aether Systems. From 1992 until 1994, he was President of the Wireless Data Group at Westinghouse Electric Company. Prior to that, Mr. Oros spent from 1982 until 1992 at Westinghouse Electric directing internal research and managing large programs in advanced airborne radar design and development. Mr. Oros received a Bachelor of Science degree in mathematics and physics from the University of Maryland and holds a U.S. patent for a multi-function radar system.

      Mark Rossi has served as a director of the Company since December 1999. Since December 1996, Mr. Rossi has served as Managing Director of Cornerstone Equity Investors, LLC, a private equity investment firm that specializes in technology and telecommunications, business service and healthcare information investments. Prior to joining Cornerstone, Mr. Rossi served as the President of Prudential Equity Investors, Inc., a private equity investment firm, from June 1994 to December 1996. Mr. Rossi also serves as a director of Maxwell Technologies, Inc., a diversified technology products and services company, True Temper Sports, Inc., a designer and manufacturer of golf shafts and specialty tubing products, and several private companies. Mr. Rossi holds a Bachelor of Arts degree from Saint Vincent College and a Master of Business Administration degree in finance from the Kellogg School of Management at Northwestern University.

      Steven Sherman has served as a director of the Company since August 1996. Mr. Sherman also served as the Company’s Chief Executive Officer from August 1997 until November 1998 and as Chairman of the Board from August 1997 until September 1999. In 1990, Mr. Sherman founded Main Street and Main, a restaurant franchise holding company, and served as its Chairman until 1994. Since 1988, Mr. Sherman has been the managing member of Sherman Capital Group, L.L.C., a merchant banking organization. Mr. Sherman founded and served in various capacities, including Chairman and Chief Executive Officer at Vodavi Communication Systems, Inc., a telephone hardware and software company, until its acquisition of Executone Information Systems, Inc. in 1988. He was a director of Executone from 1988 until 1990. Currently, Mr. Sherman is Chairman of the Board of Airlink Communications, Inc., a wireless software infrastructure business. Mr. Sherman holds a Bachelor of Arts degree in Business Administration from City College of New York.

      (b) Identification of Executive Officers. The executive officers of the Company are:

Name	Age	Position

John E. Major	56	Chairman of the Board and Chief Executive Officer
Ambrose Tam	46	President, Chief Operating Officer and Chief Technology Officer
Peter V. Leparulo	43	Senior Vice President, General Manager, CDMA Operations
Melvin L. Flowers	49	Senior Vice President, Finance, Chief Financial Officer and Secretary

      John E. Major has served as Chairman of the Board since July 2000. Biographical information regarding Mr. Major is set forth above under “Identification of Directors.”

      Ambrose Tam has served as the President, Chief Operating Officer and Chief Technology Officer of the Company since August 1996. From 1990 to 1993, he was the Research and Development Director of NovAtel Communications Ltd., which is now NovAtel, Inc., and in 1994 he became the General Manager of the

Personal Communications Products division of NovAtel Communications. The Company was founded when it acquired the assets of this division from NovAtel Communications Ltd. Prior to joining NovAtel Communications, Mr. Tam spent 12 years in various electronic and radio frequency engineering capacities with Astec Components Ltd., a Hong Kong-based manufacturing, engineering and distribution company specializing in radio frequency, satellite receivers and cellular phone components. Mr. Tam holds a Higher Certificate in Electronic Engineering from Hong Kong Polytechnic University and a Master of Business Administration degree from the University of Calgary.

      Peter V. Leparulo has served as the Company’s Senior Vice President, General Manager, CDMA Operations since May 2001. From September 2000 to May 2001, he served as the Company’s Senior Vice President, Corporate and Strategic Development and General Counsel. From June 1998 until September 2000, Mr. Leparulo was a senior partner at the law firm of Orrick, Herrington & Sutcliffe LLP, where he specialized in corporate finance, mergers and acquisitions, securities, intellectual property and general corporate matters. Prior to joining Orrick, Mr. Leparulo was a partner at the law firm of Pillsbury Madison & Sutro LLP, from January 1992 until June 1998, and an associate at that firm from October 1989 until January 1992. He holds a Bachelor of Science degree from Colgate University and a Juris Doctor from Case Western Reserve University.

      Melvin L. Flowers has served as the Company’s Senior Vice President, Finance and Chief Financial Officer since August 2000 and Secretary of the Company since April 2000. Prior to that time, he served as Vice President of Finance and Chief Financial Officer since joining the Company in February 2000. Prior to joining the Company, Mr. Flowers served as a Vice President and Chief Financial Officer of KNC Software, LLC, an Internet software company, from July 1999 until November 1999. Prior to joining KNC Software, Mr. Flowers served as a Vice President and the Chief Financial Officer of Microwave dB from November 1998 until June 1999. Prior to joining Microwave, Mr. Flowers served as the Chief Financial Officer and Vice President of Finance of ACT Networks, Inc., a network access device manufacturer, from July 1993 to October 1998. Previously, Mr. Flowers served as President and Chief Financial Officer of Pacific Earth Resources, an ornamental horticultural company, and as Vice President and Chief Financial Officer of Spectramed, Inc., a medical device manufacturing company. Mr. Flowers received a Bachelor of Science degree in Accounting from Northern Illinois University.

      (c) Compliance with Section 16(a) of the Exchange Act.

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who beneficially own more than ten percent of any class of any equity security of the Company (other than an exempted security) which is registered pursuant to Section 12 of the Exchange Act (collectively, “Insiders”), to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock and other equity securities of the Company. Insiders are required by regulation of the SEC to furnish the Company with copies of all Section 16(a) forms they file.

      Owen Stephenson, one of the Company’s Vice President’s and the head of the Company’s GPRS business unit, did not report one (1) transaction in the Company’s Common Stock as required to have been reported on Form 4, “Statement of Changes of Beneficial Ownership of Securities.” Mr. Stephenson subsequently reported such transaction on Form 5, “Annual Statement of Beneficial Ownership of Securities” as filed with the SEC on February 14, 2002.

Item 11.     Executive Compensation

      The following table sets forth the salary, bonus and other compensation paid for the fiscal years ended December 31, 2000 and December 31, 2001 with respect to the Chief Executive Officer, each of the four most highly compensated executive officers of the Company and one former executive officer for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of the fiscal year ended December 31, 2001 (the “Named Executive Officers”). The Company has entered into employment-related arrangements with certain of its executive officers, as described below. See “Employment Arrangements.”

Summary Compensation Table

								Long-Term
								Compensation

	Annual Compensation							Securities
								Underlying
						Other Annual		Options
Name and Principal Position	Year	Salary		Bonus(1)		Compensation		Granted

John E. Major	2001	$325,000		$81,250		—		—
Chairman of the Board	2000	142,920		135,998		—		3,036,543
and Chief Executive Officer
Bruce Gray(2)	2001	$286,865		$196,727	(3)	—		—
Senior Vice President,	2000	157,355		149,827	(4)	—		330,000
Sales and Marketing
Ambrose Tam	2001	$139,742	(5)	$26,202	(5)	$18,975		—
President, Chief Operating Officer	2000	145,946	(6)	47,329	(6)	16,789		225,000
and Chief Technology Officer
Melvin L. Flowers	2001	$200,000		$26,250		—		—
Senior Vice President, Finance,	2000	150,039		79,928		$41,457	(7)	600,000
Chief Financial Officer and Secretary
Peter V. Leparulo	2001	$230,000		$28,750		$27,244	(7)	—
Senior Vice President,	2000	64,496		—		25,000		600,000
General Manager, CDMA Operations
Ronald J. Plachno(8)	2001	$213,487		$23,000		$46,140		—
Senior Vice President,	2000	—		—		—		600,000
Operations

(1)	Unless otherwise noted, the amount for any year represents the amount earned in that year, whether or not paid in a subsequent year. The amount of any bonus was determined by the Compensation Committee of the Board of Directors.

(2)	Mr. Gray ceased serving as the Company’s Senior Vice President, Sales and Marketing as of August 17, 2001.

(3)	Represents commissions on sales earned in fiscal year 2001.

(4)	Represents commissions on sales earned in fiscal year 2000.

(5)	Mr. Tam’s annual salary compensation in 2001 was (Canadian) $216,600 and his annual bonus compensation was (Canadian) $40,613. The amount shown reflects the U.S. dollar equivalents translated using a weighted average of the daily Noon Buying Rate of (Canadian) $1.55 per (US)$1.00 in 2001, computed using the Noon Buying Rate as of the first of each month in 2001 and at December 31, 2001.

(6)	Mr. Tam’s annual salary compensation in 2000 was (Canadian) $216,000 and his annual bonus compensation was (Canadian) $70,048. The amount shown reflects the U.S. dollar equivalents translated using a weighted average of the daily Noon Buying Rate of (Canadian) $1.48 per (US)$1.00 in 2000, computed using the Noon Buying Rate as of the first of each month in 2000 and at December 31, 2000.

(7)	Represents one-time relocation and temporary living expenses paid by the Company in 2000 and 2001, respectively.

(8)	Mr. Plachno ceased serving as the Company’s Senior Vice President, Operations as of March 1, 2002.

Option Grants in Last Fiscal Year

      No stock options were granted to any Named Executive Officer during the fiscal year ended December 31, 2001. In 2001, the Company granted options to purchase up to a total of 2,542,500 shares of Common Stock to employees, directors and consultants under the Company’s 2000 stock incentive plan at exercise prices equal to the fair market value of the Common Stock on the date of grant, as quoted on The Nasdaq National Market.

Aggregated Option Exercises in Fiscal Year 2001 and Fiscal Year-End Option Values

      The Named Executives did not exercise any stock options during the year ended December 31, 2001. The following table sets forth certain information concerning unexercised options held by the Named Executive Officers at December 31, 2001.

	Number of Securities
	Underlying Unexercised		Value of Unexercised
	Options at		In-the-Money Options at
	December 31, 2001		December 31, 2001

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

John E. Major	1,746,009	1,290,534	—	—
Ambrose Tam	146,250	168,750	90,000	—
Bruce Gray(1)	247,500	—	165,000	—
Melvin L. Flowers	241,748	358,252	—	—
Peter V. Leparulo	187,500	412,500	—	—
Ronald J. Plachno	150,000	450,000	—	—

(1)	Mr. Gray ceased serving as the Company’s Senior Vice President, Sales and Marketing as of August 17, 2001. Mr. Gray’s options to purchase 352,500 shares of the Common Stock were cancelled as of October 27, 2001.

      The value of unexercised in-the-money options represents the positive spread between the exercise price of the stock options and the fair market value of the Common Stock including such options (calculated using the closing sales price of the Company’s Common Stock on December 31, 2001 of $1.22 as reported on The Nasdaq National Market).

401(k) Plan

      The Company’s 401(k) plan covers employees located in the United States. The 401(k) plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Consequently, contributions to the 401(k) plan by employees or by the Company, and the investment earnings on these contributions, are not taxable to employees until withdrawn from the 401(k) plan. Further, contributions by the Company, if any, will be deductible by the Company when made. Employees may elect to contribute up to 15% of their current annual compensation to the 401(k) plan up to the statutorily prescribed annual limit. The 401(k) plan does not currently permit, but may in the future be amended to permit, additional matching contributions to the 401(k) plan by the Company on behalf of all participants in the 401(k) plan.

Employment Arrangements

      In July 2000, the Company entered into an employment agreement with John E. Major for an initial term of three years under which Mr. Major serves as the Company’s Chairman of the Board and Chief Executive Officer. The agreement provides that Mr. Major will receive an annual base salary of $325,000, subject to review by the Board at least annually, and an annual performance incentive bonus payable in a single installment in an amount equal to up to 100% of Mr. Major’s then applicable annual salary. The agreement provides for Mr. Major to receive one-half of his bonus in cash and the remaining one-half in shares of Common Stock. In addition, the Company granted Mr. Major options to purchase up to 3,036,543 shares of Common Stock at an exercise price of $5.00 per share. Twenty percent of these options vested and became exercisable on their date of grant and the remaining options will vest and become exercisable over the four years following the grant date pursuant to a specified schedule or upon the occurrence of specified events. The agreement provides that in the event that the Company terminates Mr. Major without cause, or in the event he terminates his employment with the Company because the Company has materially breached the terms of his employment agreement or because a change of control occurs, Mr. Major is entitled to receive in a lump sum payment an amount equal to his annual base salary then in effect and all unvested options will immediately vest and become exercisable. Mr. Major would then also be entitled to a bonus equal to the amount of the bonus he had earned as of the date of his termination as well as to the continuation of certain employee benefits pursuant to the terms of existing company plans. If the Company terminates Mr. Major’s employment for cause, or Mr. Major terminates his employment without good reason, Mr. Major will be entitled to receive severance and other benefits only as may then be established under the Company’s existing severance and benefit plans and policies at the time of such termination.

      Ambrose Tam is party to an employment agreement with the Company and one of its subsidiaries, Novatel Wireless Technologies, Ltd. (“NWT”), under which Mr. Tam serves as the President and Chief Operating Officer of both the Company and NWT. The employment agreement provides for an annual salary of no less than (Canadian) $187,440 (US$118,371) adjusted from time to time, and an annual performance incentive bonus targeted to be 33% of his annual base salary, based on the achievement of certain performance objectives. The employment agreement provides that if Mr. Tam is terminated without cause, he will be entitled to (Canadian) $250,000 (US$157,878), payable in two equal installments, the first of which would occur upon his termination and the second of which would occur six months thereafter. In this event, Mr. Tam would also receive a performance bonus prorated for the period it covers and he would continue to receive certain employee benefits for 12 months. If Mr. Tam terminates his employment because of a material breach of the employment agreement by either the Company or NWT, he will be entitled to (Canadian) $250,000 (US$157,878), his incentive bonus prorated for the year and the continuation of certain employee benefits for 12 months. In the event of a change of control of either the Company or NWT, Mr. Tam will be entitled to (Canadian) $125,000 (US$78,939) if he resigns from employment within 30 days from the date of the change of control. All U.S. dollar amounts presented above are based on the daily Noon Buying Rate of (Canadian) $1.5835 per (US)$1.00 on March 6, 2002.

      The Company has entered into arrangements with each of the current Named Executive Officers as well as several other employees which provide that the salary of such Named Executive Officer or employee will continue for six months if the Company ceases to do business or if the employee’s employment is terminated without cause.

      The Company has entered into management retention arrangements with each of the current Named Executive Officers. The agreements entitle those employees to enumerated severance benefits if, within 24 months following a change of control (or at the direction of an acquirer in anticipation of such an event), the Company terminates the employee’s employment other than for cause or disability or the employee terminates his employment for good reason. These severance benefits include a payment of two times the sum of the employee’s annual base salary then in effect and the applicable targeted annual bonus, continued employee benefits, full acceleration of vesting of the employee’s stock options, a tax equalization payment to eliminate the effects of any applicable excise tax, and the issuance to the employee of an option to purchase additional shares of the Company’s common stock.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee during the fiscal year ended December 31, 2001 was comprised of Messrs. Rossi and Lim. There are no Compensation Committee interlocks and no employees of the Company participate on the Compensation Committee.

Compensation of Directors

      Directors currently receive $1,000 from the Company for attending each Board meeting and $500 for each committee meeting, as well as reimbursement of reasonable expenses incurred in connection with attending those meetings. Directors who are employees of the Company are eligible to participate in the Company’s 2000 stock incentive plan (the “Option Plan”) and the Company’s 2000 employee stock purchase plan (the “Purchase Plan”). Non-employee directors are eligible to participate in the Company’s Option Plan. The Option Plan and Purchase Plan were adopted by the Board on July 24, 2000 and approved by the Company’s stockholders in September 2000. The Option Plan was amended on January 30, 2002. The Option Plan provides that each non-employee director will receive an automatic initial grant of options to purchase 100,000 shares of Common Stock on the date on which they first become a director of the Company. No additional option grants will be issued after the initial grant of 100,000 shares. The option grant vests over a four-year period with 25% of the options vesting on the first anniversary of the date of grant and the remainder vesting in 36 equal monthly installments, with accelerated vesting in the event of certain changes of control. The per share exercise price of options will be 100% of the fair market value per share of the Common Stock on its date of grant as quoted on The Nasdaq National Market.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of the Company’s Common Stock, by (i) each person who, to the knowledge of the Company, beneficially owned more than 5% of the Common Stock, (ii) each director of the Company, (iii) the Named Executive Officers and (iv) all executive officers and directors of the Company as a group.

      Each stockholder’s percentage ownership in the following table is based on the number of shares of Common Stock and Series A Convertible Preferred Stock issued and outstanding as of December 31, 2001. As of December 31, 2001, there were 54,643,762 shares of Common Stock and 27,172 shares of Series A Convertible Preferred Stock issued and outstanding. For purposes of calculating each stockholder’s percentage ownership, all options and other securities convertible into Common Stock, and warrants to acquire Common Stock, convertible or exercisable on or before March 1, 2002 held by the particular stockholder are treated as outstanding shares, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to such shares. To the Company’s knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

	Number of Shares			Percentage
	Beneficially Owned			of Class

			Series A		Series A
Name of Beneficial Owner(1)	Common		Preferred	Common	Preferred

Cornerstone Equity Investors, LLC	12,583,230	(2)	3,000	20.64%	11.04%
717 Fifth Avenue, Suite 1100 New York, NY 10022
Robert Getz	12,583,230	(3)	3,000	20.64	11.04
Mark Rossi	12,583,230	(3)	3,000	20.64	11.04
Entities affiliated with Special Situations Fund III, L.P.	10,974,023		6,500	16.72	23.92
153 East 53rd Street, 55th Floor New York, NY 1022
Entities affiliated with RS Emerging Growth Pacific Partners Master Fund Unit Trust	8,444,930		5,002	13.39	18.41
388 Market Street, Suite 1700 San Francisco, CA 94111
Entities affiliated with GSM Capital Limited Partnership	7,058,516	(4)	—	12.34	—
Lynnfield Woods Office Park 210 Broadway, Suite 101 Lynnfield, MA 01949

	Number of Shares			Percentage
	Beneficially Owned			of Class

			Series A		Series A
Name of Beneficial Owner(1)	Common		Preferred	Common	Preferred

Working Ventures Canadian Fund, Inc.	4,880,301	(5)	—	8.77	—
250 Bloor Street, East Suite 1600
Toronto, Ontario
CANADA M4W 1E6
Steven Sherman	4,546,861	(6)	—	8.30	—
Entities affiliated with Ventures West Capital Limited	6,734,335	(7)	1,195	11.63	4.40
1285 West Pender Street, Suite 280 Vancouver, British Columbia CANADA V6E 4B1
Aether Systems, Inc.	9,238,845	(8)	3,000	15.30	11.04
11460 Cronridge Drive Owings Mills, MD
David S. Oros	9,294,549	(9)	3,000	15.38	11.04
Marco Polo Industries Co., Ltd.	3,854,606	(10)	385	6.91	1.42
1806, 18F, Central Plaza 18 Harbour Road Wanchai, Hong Kong Hong Kong
John E. Major	2,173,968	(11)	250	3.95	0.92
Ambrose Tam	1,733,100	(12)	—	3.17	—
Melvin L. Flowers	270,009	(13)	—	*	—
Peter V. Leparulo	225,351	(14)	—	*	—
Ronald Plachno	175,000	(15)	—	*	—
Peng K. Lim	5,000	(16)	—	*	—
Bruce Gray	247,500	(17)	*	—	—
All directors and executive officers as a group (9 persons)	31,007,068		6,250	46.08	23.00

*	Represents less than one percent of the outstanding shares of Common Stock.

(1)	Unless otherwise indicated, the principal address for each of the persons listed is c/o Novatel Wireless, Inc., 9360 Towne Centre Drive, Suite 110, San Diego, California 92121.

(2)	Represents 6,265,248 shares of Common Stock, warrants to purchase 2,421,879 shares of Common Stock and 3,896,103 shares of Common Stock issuable upon conversion of 3,000 shares of Series A Preferred Stock.

(3)	Represents 6,265,248 shares of Common Stock, warrants to purchase 2,421,879 shares of Common Stock and 3,896,103 shares of Common Stock issuable upon conversion of 3,000 shares of Series A Preferred Stock. Robert Getz and Mark Rossi, two of the Company’s directors, are each a Managing Director of Cornerstone Equity Investors, LLC. Cornerstone Equity Investors IV, L.P., the record holder of these securities, is an investment fund whose managing general partner is Cornerstone Equity Investors, LLC. Robert Getz and Mark Rossi hold voting and investment control over these securities and each disclaims beneficial ownership of these securities except to the extent of his respective pecuniary interest.

(4)	Represents 4,482,596 shares of Common Stock and warrants to purchase 2,575,920 shares of Common Stock. H.H. Haight, one of the Company’s former directors, holds voting and investment control over these securities and disclaims beneficial ownership of these securities except to the extent of his pecuniary interest.

(5)	Represents 3,855,203 shares of Common Stock and warrants to purchase 1,025,098 shares of Common Stock.

(6)	Represents 3,433,813 shares of Common Stock, warrants to purchase 132,048 shares of Common Stock and options to purchase 90,000 shares of Common Stock which are vested and immediately exercisable. Also includes 450,000, 200,000, 105,000, 100,000 and 36,000 shares of Common Stock held of record by MRM Life Ltd., Southpoint Consolidated Limited Partnership, Sherman Capital Group LLC, Roberta Sherman and Sherman Family Foundation. Mr. Sherman, one of the Company’s directors, holds voting and investment control over the securities held by MRM Securities Limited, Southpoint Consolidated Limited Partnership, Sherman Capital Group LLC and Roberta Sherman. Mr. Sherman is the sole general partner of Sherman Family Foundation. Mr. Sherman disclaims beneficial ownership of these securities except to the extent of his pecuniary interest.

(7)	Represents (i) 2,892,873 shares of Common Stock, warrants to purchase 1,443,883 shares of Common Stock and 1,298,701 shares of Common Stock issuable upon conversion of 1,000 shares of Series A Preferred Stock held of record by Bank of Montreal Capital Corporation, which is managed by Ventures West Management TIP, Inc., an entity wholly owned by Ventures West Capital Ltd., and (ii) 433,938 shares of Common Stock, warrants to purchase 216,580 shares of Common Stock and 194,805 shares of Common Stock issuable upon conversion of 150 shares of Series A Preferred Stock held of record by Ventures West Investments Limited, an 85% owned subsidiary of Ventures West Capital Ltd. Bank of Montreal Capital Corporation and Ventures West Investments Limited are both controlled by Ventures West Capital Ltd. Sam Znaimer, one of the Company’s former directors, is a senior vice president and a member of the board of directors of Ventures West Capital Ltd. Sam Znaimer holds voting and investment control over 57,840 shares of Common Stock, warrants to purchase 28,879 shares of Common Stock and 25,974 shares of Common Stock issuable upon conversion of 20 shares of Series A Preferred Stock. Robin Louis holds voting and investment control over 72,303 shares of Common Stock, warrants to purchase 36,092 shares of Common Stock and 32,467 shares of Common Stock issuable upon conversion of 25 shares of Series A Preferred Stock.

(8)	Represents 3,478,260 shares of Common Stock, warrants to purchase 1,864,482 shares of Common Stock and 3,896,103 shares of Common Stock issuable upon conversion of 3,000 shares of Series A Preferred Stock.

(9)	Represents 3,478,260 shares of Common Stock, warrants to purchase 1,864,482 shares of Common Stock and 3,896,103 shares of Common Stock issuable upon conversion of 3,000 shares of Series A Preferred Stock, held of record by Aether Capital LLC. Mr. Oros, one of the Company’s directors, serves as Chairman, Chief Executive Officer and President of Aether Systems, Inc., which is the sole member of Aether Capital, LLC, the record holder of these securities. The board of directors of Aether Systems, Inc. holds voting and investment control over these securities. Mr. Oros disclaims beneficial ownership of these securities except to the extent of his pecuniary interest. Also represents 36,666 shares of Common Stock and warrants to purchase 19,038 shares of Common Stock held of record by Mr. Oros.

(10)	Represents 2,691,630 shares of Common Stock, warrants to purchase 662,976 shares of Common Stock and 500,000 shares of Common Stock issuable upon conversion of 385 shares of Series A Preferred Stock. Horst Pudwill, one of the Company’s former directors, owns a limited partnership interest in Marco Polo Industries Co., Ltd., an investment firm. Mr. Pudwill holds voting and investment control over these securities and disclaims beneficial ownership of them except to the extent of his pecuniary interest.

(11)	Represents 5,882 shares of Common Stock, options to purchase 1,746,009 shares of Common Stock which are vested and immediately exercisable, warrants to purchase 97,402 shares of Common Stock and 324,675 shares of Common Stock issuable upon conversion of 250 shares of Series A Preferred Stock. Mr. Major is the Chairman of the board of directors and Chief Executive Officer of the Company.

(12)	Represents 1,586,850 shares of Common Stock and options to purchase 146,250 shares of Common Stock which are vested and immediately exercisable.

(13)	Represents 2,941 shares of Common Stock, options to purchase 267,068 shares of Common Stock which are vested and immediately exercisable.

(14)	Represents 11,984 shares of Common Stock, warrants to purchase 867 shares of Common Stock and options to purchase 212,500 shares of Common Stock which are vested and immediately exercisable.

(15)	Represents options to purchase 175,000 shares of Common Stock which are vested and immediately exercisable.

(16)	Represents options to purchase 5,000 shares of Common Stock which are vested and immediately exercisable. Mr. Lim is one of the Company’s directors.

(17)	Represents options to purchase 247,500 shares of Common Stock which are vested and immediately exercisable.

Item 13.     Certain Relationships and Related Transactions

Certain Related Relationships and Related Transactions

      The following is a summary of all transactions since January 1, 2001 to which the Company was or is a party in which the amount exceeded or exceeds $60,000 and in which any executive officer, director, any stockholder that the Company knows holds more than 5% of any class of the Company’s voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Series A Financing

      In December 2001, the Company issued and sold an aggregate of 27,172 shares of the Company’s Series A Convertible Preferred Stock at a purchase price of $1,000.00 per share. The Company also issued warrants to purchase an aggregate of 10,586,484 shares of Common Stock at an exercise price of $1.20 per share. Of the 27,172 shares of Series A Convertible Preferred Stock and the 10,586,484 accompanying warrants that the Company issued and sold, the Company issued and sold an aggregate of 7,830 shares of Series A Preferred Stock and warrants to purchase an aggregate of 3,050,646 shares of Common Stock to the following executive officers, directors, and greater than 5% stockholders of the Company and persons associated with them for a total purchase price of approximately $7.8 million.

			Total
	Number of	Number of	Purchase
Purchaser	Shares	Warrants	Price

Aether Capital, LLC	3,000	1,168,830	$3,000,000
Cornerstone Equity Investors IV, LP	3,000	1,168,830	3,000,000
Bank of Montreal Capital Corporation	1,000	389,611	1,000,000
Marco Polo Industries Co. Ltd.	385	150,000	385,000
John E. Major	250	97,402	250,000
Ventures West Investment Limited	150	58,441	150,000

      Aether Capital, LLC is the investment arm of Aether Systems, Inc., which is the sole member of Aether Capital, LLC. David S. Oros, one of the Company’s directors, serves as Chairman, Chief Executive Officer and President of Aether Systems, Inc., which is the sole member of Aether Capital, LLC. Mr. Oros is also a director of OmniSky Corporation, in which Aether Systems, Inc. is an investor.

      Cornerstone Equity Investors IV, L.P. is an investment fund whose managing general partner is Cornerstone Equity Investors, LLC. Robert Getz and Mark Rossi, two of the Company’s directors, are each a Managing Director of Cornerstone Equity Investors, LLC.

      Bank of Montreal Capital Corporation and Ventures West Investments Limited are both controlled by Ventures West Capital Ltd. Sam Znaimer, one of the Company’s former directors, is a senior vice president and a member of the board of directors of Ventures West Capital Ltd.

      Marco Polo Industries Co., Ltd. is an investment firm of which Horst Pudwill, one of the Company’s former directors, owns a limited partnership interest.

      John E. Major is Chairman of the Board of Directors and Chief Executive Officer of the Company.

Other Related Party Transactions

      Aether Systems, Inc. In December 2001, the Company entered into a software license, maintenance and support agreement with Aether Systems, Inc. Under this agreement, the Company purchased a software license from Aether Systems, Inc. for $870,000 and entered into a one-year maintenance and support service agreement for $130,000.

      Airlink Communications, Inc. The Company sells products to Airlink Communications, Inc. (“Airlink”), a wireless software infrastructure business, which integrates the Company’s modems into their products. Mr. Sherman, one of the Company’s directors and a principal stockholder of the Company, is Airlink’s Chairman of the Board. Sales to Airlink were $1,746,000 for the year ended December 31, 2001. Receivables from Airlink amounted to $778,000 as of December 31, 2001 under this transaction. In May 2001, the Company entered into an agreement with Airlink for the payment of products sold to them. Airlink will pay $1.6 million for product purchases under terms of a promissory note with the first payment of $300,000, plus accrued interest due September 1, 2001, and the remaining principal balance due over eight equal monthly installments, plus accrued interest, with the final payment due May 1, 2002. The note bears interest at prime plus 3% (7.75% at December 31, 2001) and is secured by all of Airlink’s assets. Mr. Sherman personally guaranteed this promissory note. The Company has sold similar products to other parties at unit prices similar to those sold under this arrangement with Airlink.

      In September 2001, the Company entered into an agreement with Airlink for the payment of $1.1 million for products shipped to Airlink during September 2001. In December 2001, Airlink returned $750,000 of the products shipped to Airlink during September 2001. At December 31, 2001, the receivable from Airlink was $375,000 under this transaction. Subsequent to December 31, 2001, no payments have been received under this agreement.

      Centurion Wireless Technologies, Inc. During 2001, the Company made payments of approximately $169,000 to Centurion Wireless Technologies, Inc. in connection with the purchase of certain wireless modem antennas. Centurion Wireless Technologies, Inc. is a portfolio company of Cornerstone Equity Investors, LLC. Robert Getz and Mark Rossi, two of the Company’s directors, are each a Managing Director of Cornerstone Equity Investors, LLC.

      Q-Support. The Company hired Q-Support to provide technical support services to the Company for $16,000 per month. John E. Major, the Company’s Chairman and Chief Executive Officer, is a board member and security holder of Q-Support. The Company made payments to this entity during the year ended December 31, 2001 in the amount of $62,000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, as of March 8, 2002.

NOVATEL WIRELESS, INC.

BY:	/s/ MELVIN L. FLOWERS

Melvin L. Flowers
Senior Vice President, Finance,
Chief Financial Officer and Secretary

POWER OF ATTORNEY

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2002.

Signature	Title

* John E. Major	Chairman and Chief Executive Officer (Principal Executive Officer)

* Melvin L. Flowers	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

* Robert Getz	Director

* Peng K. Lim	Director

* David S. Oros	Director

* Mark Rossi	Director

* Steven Sherman	Director

*By: /s/ MELVIN L. FLOWERS Melvin L. Flowers Attorney-in-Fact