Form 10-Q
period 2002-06-30
NOVATEL WIRELESS INC
filed 2002-08-14
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     The number of shares of the Registrant’s common stock outstanding as of August 1, 2002 was 76,425,804.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,895,000	$29,229,000
Accounts receivable, net of allowance for doubtful accounts of $306,000 (2002) and $294,000 (2001)	9,105,000	6,706,000
Accounts receivable — related parties	501,000	778,000
Inventories	5,922,000	6,470,000
Prepaid expenses and other	1,201,000	2,194,000

Total current assets	24,624,000	45,377,000

Property and equipment, net	5,511,000	7,744,000
Intangible assets, net	6,417,000	6,596,000
Other assets	192,000	192,000

	$36,744,000	$59,909,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,702,000	$12,321,000
Accrued expenses	2,198,000	2,261,000
Current portion of inventory purchase commitments	5,977,000	11,749,000
Line of credit	3,294,000	1,560,000
Restructuring accrual	1,106,000	1,764,000
Deferred revenues	586,000	336,000
Current portion of capital lease obligations	162,000	159,000

Total current liabilities	21,025,000	30,150,000

Long-term inventory purchase commitments		4,000,000
Capital lease obligations, net of current portion	89,000	171,000
Series A Redeemable Convertible preferred stock, 13,470 and 27,172 shares issued and outstanding in 2002 and 2001	1,369,000	161,000
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $.001, 15,000,000 shares authorized
Common stock, par value $.001, 350,000,000 shares authorized, 76,208,017 and 54,643,762 shares issued and outstanding in 2002 and 2001	76,000	55,000
Additional paid-in capital	225,702,000	208,649,000
Deferred stock compensation	(2,839,000)	(6,341,000)
Accumulated deficit	(208,678,000)	(176,936,000)

Total stockholders’ equity	14,261,000	25,427,000

	$36,744,000	$59,909,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenue	$7,731,000	$11,173,000	$15,004,000	$28,833,000
Revenue — related parties		1,335,000		3,411,000

Total revenue	7,731,000	12,508,000	15,004,000	32,244,000

Cost of revenue	7,311,000	23,991,000	14,031,000	47,293,000
Cost of revenue — related parties		936,000		2,555,000

Total cost of revenue	7,311,000	24,927,000	14,031,000	49,848,000

Gross profit (loss)	420,000	(12,419,000)	973,000	(17,604,000)

Operating costs and expenses:
Research and development	3,860,000	5,054,000	8,008,000	11,676,000
Sales and marketing	1,277,000	3,453,000	2,696,000	8,088,000
General and administrative	2,106,000	1,884,000	3,416,000	4,271,000
Restructuring charges	360,000		609,000	3,900,000
Amortization of deferred stock compensation(*)	1,102,000	3,319,000	2,445,000	6,638,000

Total operating costs and expenses	8,705,000	13,710,000	17,174,000	34,573,000

Operating loss	(8,285,000)	(26,129,000)	(16,201,000)	(52,177,000)
Other income (expense):
Interest income	69,000	417,000	172,000	1,224,000
Interest expense	(146,000)	(72,000)	(287,000)	(136,000)
Other, net		(2,000)		(4,000)

Net loss	$(8,362,000)	$(25,786,000)	$(16,316,000)	$(51,093,000)

Net loss applicable to common stockholders (Note 6)	$(15,633,000)	$(25,786,000)	$(31,742,000)	$(51,093,000)

Weighted average shares used in computation of basic and diluted net loss per common share	74,102,506	54,290,863	66,752,896	52,995,366
Basic and diluted net loss per common share	$(0.21)	$(0.48)	$(0.48)	$(0.96)

(*) Amortization of deferred stock compensation:
Cost of revenue	36,000	125,000	317,000	250,000
Research and development	97,000	331,000	194,000	662,000
Sales and marketing	94,000	322,000	188,000	644,000
General and administrative	875,000	2,541,000	1,746,000	5,082,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(16,316,000)	$(51,093,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,589,000	2,258,000
Provision for bad debt	12,000	(31,000)
Non-cash charge for excess and obsolete inventory		19,000,000
Compensation for stock options issued below fair value	2,446,000	6,638,000
Changes in assets and liabilities:
Accounts receivable	(2,411,000)	1,543,000
Accounts receivable — related parties	277,000	5,872,000
Inventories	548,000	(12,594,000)
Prepaid expenses and other	993,000	1,558,000
Other assets		246,000
Accounts payable	(4,619,000)	(9,000,000)
Accrued expenses	(63,000)	(2,001,000)
Inventory purchase commitments	(4,372,000)
Restructuring accrual	(658,000)	3,035,000
Deferred revenues	250,000	(1,491,000)

Net cash used in operating activities	(21,324,000)	(36,060,000)

Cash flows from investing activities:
Purchases of property and equipment	(76,000)	(5,536,000)
Purchase of intangible assets		(848,000)
Capitalized software development costs	(102,000)	(649,000)

Net cash used in investing activities	(178,000)	(7,033,000)

Cash flows from financing activities:
Repurchase of common stock	(1,600,000)
Proceeds from exercise of stock options and warrants	345,000	563,000
Offering costs for convertible and redeemable Series A preferred stock	(232,000)
Proceeds from line of credit borrowings	1,734,000	8,500,000
Payments under capital lease obligations	(79,000)	(124,000)

Net cash provided by financing activities	168,000	8,939,000

Net decrease in cash and cash equivalents	(21,334,000)	(34,154,000)
Cash and cash equivalents, beginning of period	29,229,000	66,826,000

Cash and cash equivalents, end of period	$7,895,000	$32,672,000

Supplemental disclosures of non-cash investing and financing activities:
Conversion of Series A Redeemable Convertible preferred stock into shares of common stock	$13,984,000
Accretion of dividends on Series A Redeemable Convertible preferred stock	718,000
Amortization of offering costs for Series A Redeemable Convertible preferred stock	842,000
Deferred compensation adjustment for stock options cancelled	1,056,000
Accretion of imputed value assigned to the beneficial conversion feature on Series A Redeemable Convertible preferred stock and related common stock warrants	13,866,000
Common stock issued for settlement of inventory purchase commitments	5,400,000
Fixed assets retired against restructuring accrual	365,000	$516,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27,000	$44,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at June 30, 2002 and for the six month periods ended June 30, 2002 and 2001 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period’s financial statements to conform to the presentation for the quarter ended June 30, 2002.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

2. Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002 (SFAS 145), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4 and SFAS 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Company does not expect implementation to have a significant effect on its results of operation or consolidated financial condition.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Restructuring Costs (SFAS 146). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under EITF Issue 94-3.

3. Recent Operational Developments

   Operational Overview

     The Company is subject to a number of risks and uncertainties associated with companies at a similar stage of maturity, has only a limited operating history and the revenue and income potential of our business and markets are unproven. Further, the markets for wireless Internet products and services are relatively new and rapidly evolving both technologically and competitively. Market demand for our products has not yet generated sufficient revenues to cover our operating costs. Consequently, the Company has recorded net losses in each period since its inception and had an accumulated deficit of $176.9 million at December 31, 2001 and $208.7 million at June 30, 2002. The Company incurred net losses of $18.5 million, $46.9 million, $90.9 million and $16.3 million and negative cash flows from operations of $5.2 million, $41.0 million, $55.3 million and $21.3 million for the years ended December 31, 1999, 2000 and 2001 and the six months ending June 30, 2002, respectively. The negative cash flows from operations in 2001 were funded primarily using the proceeds received from the Company’s initial public offering, which was completed in November 2000. The negative cash flows from operations in the six months ending June 30, 2002 were funded primarily using the proceeds received from the December 2001 equity issuance discussed below.

     In December 2001, the Company successfully raised aggregate net proceeds of approximately $25.9 million, net of fees to the placement agent and offering costs, from the issuance of 27,172 shares of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), which were initially convertible into 35,288,311 Common Shares (net of accumulated dividends thereon). Warrants to acquire 10,586,484 Common Shares (the “Investor Warrants”) were issued in conjunction with the Series A Preferred Stock shares. The Company’s cash balance at June 30, 2002 was $7.9 million.

     The Company’s plans to reduce cash expenditures and costs consist of reductions in costs of revenue as well as reducing other operating expenses. The Company also plans to increase revenues with the recent introduction of GRPS and CDMA product lines. Management believes that the Company’s plans to increase revenues, aggressively collect our accounts receivable balances, decrease costs and carefully manage cash and the use of the Company’s line of credit, should result in sufficient cash to fund operations and satisfy the Company’s working capital requirements and anticipated capital expenditures through the end of 2002. The Company’s failure to generate significant revenue from new or existing products, whether due to lack of market acceptance, competition, technological change or otherwise, successfully collecting accounts receivable balances, or the inability to reduce manufacturing and/or operating costs, will further adversely impact the Company’s business, financial condition and results of operations.

     The accompanying financial statements contemplate the realization of assets and satisfaction of liabilities in the normal course of business. There can be no assurance that the plans discussed above will be successful or that the Company will become profitable or generate positive cash flows. If the Company fails to significantly increase revenues, collect accounts receivable balances and reduce costs, it will continue to experience losses and negative cash flows from operations. Consequently, assets and liabilities might not be realized and settled in the normal course of business. The Company is currently evaluating additional financing alternatives. The Company cannot predict with any certainty as to if or when we obtain such additional financing, however, management currently believes such financing will occur in the 3rd or 4th Quarter of 2002. There can be no assurance that such financing will be available on acceptable terms or, at all.

   Sanmina Settlement

     In October 2001, Sanmina Corporation (now known as Sanmina-SCI Corporation) (“Sanmina”) filed suit against the Company in Santa Clara County Superior Court seeking approximately $27 million of claims for breach of contract under a contract manufacturing arrangement. The Company reached a settlement with Sanmina to end any and all disputes and litigation arising from the claims and signed a settlement agreement and mutual general release (the “Settlement”). Under the Settlement, which became effective on January 28, 2002, the Company made a cash payment to Sanmina of $1.3 million and issued to Sanmina 5,000,000 shares of common stock. As part of this issuance, the Company also granted to Sanmina the right to obligate the Company to repurchase up to 2,000,000 of the shares of common stock at a price of $0.80 per share. In addition, the Company agreed to take delivery of inventory held by Sanmina and make payments totaling $5 million throughout 2002 ($3 million of which was paid during the first two quarters of 2002) and $4 million throughout 2003 and up to an additional $2 million in the event the Company fails to make any of the agreed upon payments. Additionally, if the Company fails to make payments when due to Sanmina, the entire remaining balance owed will become due and payable, which would adversely impact the Company’s financial position. Sanmina holds a second priority security interest in the Company’s assets in the amount of $4 million, which secures these payments to Sanmina. All of the inventory to be received by the Company under this settlement is related to the Company’s CDPD products. Based on management’s estimates of future CDPD sales, certain of the inventory to be received under the purchase commitment was determined to be excess and, accordingly, the purchase commitments were recorded as liabilities with a corresponding charge to cost of revenue in 2001.

     Sanmina exercised its right to obligate the Company to repurchase up to 2,000,000 of the shares of common stock at a price of $0.80 per share and on February 14, 2002, the Company repurchased the 2,000,000 shares for $1.6 million.

   Restructuring Charges and Asset Impairment

     As a result of the economic slowdown in the Company’s industry sector, in the first quarter of 2001, the Company announced and began implementing an operational restructuring plan to reduce its operating costs and streamline its organizational structure. As a result of this plan, the Company recorded a restructuring charge of $3.9 million during the first quarter of 2001, additional charges of $919,000 and $609,000 during the third quarter of 2001 and the first six months of 2002, respectively. The restructuring plan provides for the reduction of employee staff, consultants and temporary labor, resulting in severance payments and other employee related expenses of approximately $2.8 million. During 2001, there were 183 employee separations and 25 employee separations during the first six months of 2002. The restructuring also provided for the closure of the Company’s fulfillment and distribution facility. This function has been transitioned to one of the Company’s contract manufacturers. As a result of the closure of facilities, the 2001 restructuring charge includes $2.6 million of the impairment for assets that will no longer be used and facility lease termination and other closure costs. In the fourth quarter of 2001, the Company recorded a $1.9 million impairment charge primarily for assets no longer being utilized as a result of headcount reductions and $332,000 of charges for facility closing costs.

     The following table displays the activity and balances of the restructuring reserve from December 31, 2001 to June 30, 2002 (unaudited):

	December 31,		Asset	Cash	June 30,
Type of Cost	2001	Additions	Disposals	Payments	2002

Employee separations	$184,000	$609,000		$(437,000)	$356,000
Facility closings and asset impairments	1,580,000		$(365,000)	(465,000)	750,000

	$1,764,000	$609,000	$(365,000)	$(902,000)	$1,106,000

     Cash payments for employee separations are expected to be paid over the next 12 months and the cash payments for facility closings are expected to be paid over the next 14 months.

4. Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2002	2001

	(unaudited)
Finished goods	$4,421,000	$4,533,000
Raw materials and components	1,501,000	1,937,000

	$5,922,000	$6,470,000

5. Segment Information and Concentrations of Risk

   Segment Information

     The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

     The Company has operations in the United States and Canada. The distribution of the Company’s assets in the United States and Canada as of June 30, 2002, and December 31, 2001 are $33.2 million and $3.5 million, and $54.6 million and $5.3 million, respectively.

   Concentrations of Risk and Related Parties

     Substantially all of the Company’s revenues come from wireless Internet products. Any further decline in market acceptance of the Company’s products or a further decline in the financial condition of the Company’s existing customers may impair the Company’s ability to operate effectively.

     A significant portion of the Company’s revenue comes from a small number of customers. The Company’s top ten customers for the year ended December 31, 2001 accounted for approximately 66.6% of the Company’s revenue. One customer accounted for 54.3% of revenues for the three months ended June 30, 2002. Three customers accounted for 18.8%, 14.4% and 9.8% of revenues, respectively, for the three months ended June 30, 2001. Two customers accounted for 40.5% and 10.9% of revenues, respectively for the six months ended June 30, 2002. Three customers accounted for 16.8%, 14.5% and 12.0% of revenues, respectively for the six months ended June 30, 2001.

     The Company sells products to Airlink Communications, Inc., (“Airlink”) a wireless software infrastructure business, which integrates the Company’s modems into their products. Airlink’s Chairman of the Board and Airlink’s principal stockholder is also a member of the Company’s Board of Directors and a stockholder of the Company. Sales to Airlink were $1,783,000 for the year ended December 31, 2001 and $1,783,000 and $29,000 for the six months ended June 30, 2001 and 2002, respectively. Receivables from Airlink amounted to $778,000 as of December 31, 2001 and $501, 000 as of June 30, 2002. In May 2001, the Company and Airlink entered into a $1.6 million secured promissory note agreement for the payment of products sold to Airlink. The first payment of $300,000, plus accrued interest was paid by Airlink on September 1, 2001, and the remaining principal balance, plus accrued interest, was due in eight equal monthly installments with the final payment due May 1, 2002. The note accrued interest at prime plus 3% (7.75% at June 30, 2002) and was secured by all of Airlink’s assets. The Company has sold similar products to other parties at unit prices similar to those under the Company’s arrangement with Airlink.

     In September 2001, the Company entered into a second agreement with Airlink for the payment of $1.1 million for additional products shipped to Airlink during September 2001. In December 2001, Airlink returned $750,000 of the products shipped to Airlink during September 2001. At December 31, 2001 and June 30, 2002, the receivable from Airlink under this agreement was $393,000 and $375,000, respectively, which includes accrued interest. In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” the Company will record revenue under this agreement when the collection of the receivable becomes reasonably assured. No revenues were recorded pursuant to this agreement in 2001 or 2002.

     During the first quarter of 2002, Airlink became delinquent in making scheduled payments under the terms of the above agreements and after substantial negotiations and evaluating various collection alternatives, in May, 2002, the Company and Airlink entered into an Agreement and Plan of Reformation which terminated and combined the two previous separate agreements into one secured promissory note for approximately $950,000 which is secured by substantially all of Airlink’s assets. Consistent with the previous notes, Airlink’s Chairman of the Board has also personally guaranteed this promissory note. The terms of this note provided for Airlink to pay the Company a first payment of $70,000 in June, 2002, which was paid, as well as a specified percent of Airlink’s gross monthly cash receipts. The outstanding balance of the note at June 30, 2002 was $876,000. The note accrues interest at prime plus 3% (7.75% at June 30, 2002). Additional receipts of approximately $ 131,000 were received in July 2002. The conditions of this note have been fully complied with and the balance from Airlink at July 31, 2002 is $745,000.

     On June 30, 2000, Aether Capital, LLC, purchased $20 million of the Company’s Series D convertible preferred stock. Aether Capital, LLC is the investment arm of Aether Systems, Inc., which is the sole member of Aether Capital, LLC. David S. Oros, one of the Company’s directors, who joined the Company’s board in July 2000, serves as Chairman, Chief Executive Officer and President of Aether Systems, Inc. Mr. Oros was also a director of

OmniSky Corporation, in which Aether Systems, Inc. was an investor. As a result of this capital transaction, OmniSky Corporation, a one-time significant customer, became a related party and the Company commenced recording sales to OmniSky as “Revenue-Related Parties” in the third quarter of 2000. Sales to OmniSky amounted to $1,901,000 for the year ended December 31, 2001 and $1,628,000 for the six months ended June 30, 2001. Receivables from OmniSky Corporation amounted to $143,000 as of December 31, 2001 and June 30, 2002, which has been fully reserved, as a result of OmniSky’s December 2001 filing for Bankruptcy protection.

     In December 2001, the Company entered into a software license, maintenance and support agreement with Aether Capital LLC. Under this agreement, the Company purchased a software license from Aether Capital LLC for $870,000 and a one-year maintenance and support service agreement for $130,000. In January 2002, the Company paid $500,000 under this agreement and the remaining $500,000 is included in “Accounts Payable” at June 30, 2002 and is payable in 2002. Simultaneously with this license agreement, Aether Capital LLC purchased 3,000 shares of our Series A Preferred Stock for a purchase price of $3.0 million and received warrants to purchase up to 1,168,830 shares of the Company’s common stock at an exercise price of $1.20 per share. The terms and conditions of this investment by Aether Capital LLC were identical to those on which other investors purchased shares of our Series A Preferred Stock in December 2001.

     The Company utilized an entity to provide technical support services for $16,000 per month through June 30, 2002. The Company’s Chairman and Chief Executive Officer is a board member and a security holder of this entity. Payments made to this entity during the year ended December 31, 2001 and the six months ended June 30, 2002 were $62,000 and $96,000, respectively.

     During 2001, the Company made payments of approximately $169,000 to Centurion Wireless Technologies, Inc., (“Centurion”) in connection with the purchase of certain wireless modem antennae. Centurion is a portfolio company of Cornerstone Equity Investors, LLC (“Cornerstone”.) Two of Cornerstone’s managing directors serve on the Company’s board of directors and Cornerstone is a stockholder of the Company. There were no purchases from Centurion during the first six months of 2002. In July 2002, the Company paid the final payable balance of $41,000 to Centurion.

6. Net loss applicable to Common Stockholders

     A reconciliation of the net loss applicable to common stockholders is as follows:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net loss	$(8,362,000)	$(25,786,000)	$(16,316,000)	$(51,093,000)
Adjustments to net loss used in computing basic and diluted net loss applicable to common stockholders:
Accretion of dividends on convertible and redeemable Series A preferred stock	(249,000)		(718,000)
Accretion of offering costs for convertible and redeemable Series A preferred stock	(402,000)		(842,000)
Accretion of imputed value assigned to the beneficial conversion feature on convertible and redeemable Series A preferred stock and related common stock warrants	(6,620,000)		(13,866,000)

Net loss applicable to common stockholders	$(15,633,000)	$(25,786,000)	$(31,742,000)	$(51,093,000)

7. Commitments and contingencies

   Legal Matters

     In 2001, the Company filed a proof of claim in the bankruptcy case of Metricom, Inc. in the amount of $13.8 million. In December 2001, Metricom Inc. filed an objection to the Company’s claim in bankruptcy court. Metricom also alleged an approximately $4.3 million preferential transfer for payments made to the Company by Metricom during the 90 day period prior to Metricom’s July 2001 filing for bankruptcy under Chapter 11 of the Bankruptcy Code. In July 2002, the parties reached a settlement whereby the Company agreed to reduce its claim to $7.7 million and Metricom agreed to dismiss the preference action and the claims objection with prejudice. The settlement is scheduled to be approved by the bankruptcy court on August 22, 2002.

     On January 28, 2002, the Company entered into a settlement agreement with Sanmina related to claims filed in October 2001 (See Note 3).

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

     Our financial condition, results of operations and cash flows were adversely affected during 2001 and the first six months of 2002 by decreases in demand for both wireless products and wireless access services for the transmission of data. Our business was further impacted adversely by the bankruptcy of Metricom, which filed in July 2001. Sales to Metricom accounted for 12.4% of our revenue during 2001. Assuming that our revenue for the third quarter of 2002 equals or exceeds our revenue for the first two quarters of 2002, we believe that our available cash reserves together with our operating cash flows and available borrowings under our revolving line of credit will be sufficient to fund operations and satisfy our working capital requirements and anticipated capital expenditures only through the end of fiscal 2002. A decrease in our cash flows or our failure to generate significant revenue from new or existing products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing and/or operating costs, will further adversely impact our business, financial condition and results of operations.

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

Critical Accounting Policies

     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include inventory adjustments for excess and obsolete balances, allowance for doubtful accounts receivable, warranty expense, sales returns, the use of option pricing models to establish values of equity instruments issued in non-monetary transactions with non-employees, useful lives and realizability of long-lived assets and estimates for costs recorded in restructuring accruals.

Specifically, management must make estimates in the following areas:

     Allowance for doubtful accounts: We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account and adjusted accordingly. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in our industry or the industry of our customers. Reserves are fully provided for all expected or probable losses of this nature. Gross trade accounts receivable along with accounts receivable — related parties balances were $7.8 million and $9.6 million and the allowance for doubtful accounts was $.3 million at December 31, 2001 and June 30, 2002, respectively.

     Warranty costs reserve: We accrue warranty costs based on estimates of future warranty related repairs or rework of products and services. Our warranty policy generally provides one or two-year coverage for product following the date of purchase. Our policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. In estimating our future warranty obligations we consider various relevant factors, including our stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair products under warranty. As of June 30, 2002 and December 31, 2001, the warranty reserve balance was $262,000.

     Inventory adjustments: Inventories are stated at lower of cost (first-in, first-out method) or market. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-down is dependent on various items, including customer demand, economic and competitive conditions, technological advances or new product introductions by us or our customers that vary from our current expectations. In 2001, we determined that certain components in inventory had been adversely impacted by the slowing economy. Accordingly, we recorded charges totaling $34.5 million for excess and obsolete raw material components and finished goods during 2001. In accordance with Emerging Issues Task Force Issue 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments are classified in “Cost of revenue” in the accompanying consolidated statements of operations. Inventories were stated at $6.5 million and $5.9 million at December 31, 2001 and June 30, 2002, respectively.

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

     If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate over the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” became effective, and we were required to adopt this statement. The adoption of this statement did not have an impact on the Company’s financial position or results of operations. In 2001, SFAS No. 142 “Goodwill and Other Intangible Assets” became effective and we were required to adopt this statement. The adoption of this statement did not have an impact on the Company’s financial position or results of operations.

     Software development costs: Software development costs for products sold (primarily firmware embedded in the Company’s products) incurred after technological feasibility is established are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” We determine the point at which technological feasibility has been established for a product (i.e., when we have completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet design specifications, and the point at which a product is available for general release to customers, by creating detail program designs of the product). Such detail program designs take product function, feature and technical requirements to their most detailed, logical form and are ready for coding. Capitalized software development costs are amortized when products are available for general release to customers, over the estimated useful lives of the products, currently five years. At December 31, 2001 and June 30, 2002, our net software development costs of $2.3 million and $2.0 million, respectively, are grouped with intangible assets in our consolidated balance sheets.

     Accrued restructuring related costs: To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our expenses and liabilities related to our restructurings in accordance with the Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Our accrued restructuring related costs were $1.8 million and $1.1 million at December 31, 2001 and June 30, 2002, respectively. Materially different reported results would be likely if any of the estimated costs or expenses were different from our estimations or if the approach, timing and extent of the restructuring plans adopted by management were different.

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

     Valuation of deferred income taxes: We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We have established a 100% valuation allowance against our current and deferred tax assets of $12.3 million and $39.2 million, respectively, at December 31, 2001, due to the uncertainty surrounding the realization of such assets due to various factors, including the risk that we do not attain profitability, the benefits of applying future deductions will not be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which we operate and changes in the deductibility of interest paid on our convertible subordinated debt.

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

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Revenue. Revenue for the three months ended June 30, 2002 decreased $4.8 million, or 38%, to $7.7 million compared to $12.5 million for the same period in 2001. For the three months ended June 30, 2002, sales of our OEM products decreased $4.0 million, cradle products decreased by $2.4 million, offset by an increase in PC card product sales of $1.6 million compared to the same period in 2001. The overall decrease in product sales is due to the weakness in demand for wireless products and decreases in demand for wireless access services for the transmission of data during 2002 compared to 2001. New product sales amounted to $4.8 million with the introduction of the Merlin G100 and G201 PC cards based on GPRS technology in July 2001 and October 2001, respectively and the Merlin C201 PC card based on CDMA technology in October 2001. Sales of existing products decreased by $9.6 million.

     Cost of Revenue. Our cost of revenue for the three months ended June 30, 2002 decreased $17.6 million, or 71%, to $7.3 million compared to $24.9 million for the same period in 2001. The decrease in cost of revenue was primarily due to a $13.0 million charge for excess and obsolete inventory recorded in the second quarter of 2001, the result of the weakness in the demand for existing products of approximately $7.9 million and a reduction in costs associated with our manufacturing operating capacity of approximately $900,000, offset by sales of new products of approximately $4.0 million and an increase in Royalty costs of approximately $200,000.

     Gross Profit/(loss). Our gross margin for the three months ended June 30, 2002 increased by $12.8 million, to $400,000 compared to negative $12.4 million during the same period in 2001. Excluding the $13.0 million charge for excess and obsolete inventory in the second quarter of 2001, our gross margin decreased by $200,000, or 28% to

$400,000 compared to $600,000. The decrease in gross margin is due to the lower revenues during the three months ended June 30, 2002 compared to the same period in 2001 as described above.

     Research and Development. Our research and development expenses for the three months ended June 30, 2002 decreased $1.2 million, or 24%, to $3.9 million compared to $5.1 million for the same period in 2001. The decrease was due to a decrease in personnel expenses of approximately $300,000, a decrease in research supplies and expendable equipment of approximately $300,000, a decrease in depreciation and facility overhead expenses of approximately $200,000, a decrease in travel costs of approximately 100,000, offset by an increase in non-recurring engineering customer payments of $300,000 and an increase in consulting services of approximately $100,000. During the second quarter of 2001, the Company reached technological feasibility with regards to certain software development activities and subsequently capitalized $600,000 during the three months ended June 30, 2001. No costs were capitalized during the three months ended June 30, 2002.

     Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2002 decreased $2.2 million, or 63%, to $1.3 million compared to $3.5 million for the same period in 2001. The decrease was the result of a reduction in personnel expenses of $1.3 million, a reduction in facility overhead expenses of approximately $400,000, a reduction in advertising and marketing costs of approximately $200,000, a reduction in travel costs of approximately $200,000 and a reduction in equipment expenses of approximately $100,000.

     General and Administrative. General and administrative expenses for the three months ended June 30, 2002 increased $200,000, or 12%, to $2.1 million compared to $1.9 million for the same period in 2001. This increase was due to an increase in professional fees of approximately $800,000 and an increase in outside services and consulting expenses of approximately $100,000, offset by a decrease in facility overhead and depreciation expenses of approximately $600,000 and a decrease in personnel expenses of approximately $100,000.

     Restructuring Charges. Restructuring charges for the three months ended June 30, 2002 were $360,000 compared to $0 for the same period in 2001. These charges, which are made up of personnel termination benefits, were incurred as a result of continued restructuring activities during the second quarter of 2002.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation for the three months ended June 30, 2002 decreased $2.2 million or 67% to $1.1 million compared to $3.3 million for the same period in 2001. This decrease is due to the Company’s use of the attributable method for deferred compensation originating in fiscal 2000 and a reduction in gross deferred compensation for stock option cancellations during 2001 and during the first quarter of 2002 totaling $1.5 million and $1.1 million, respectively.

     Interest Income. Interest income for the three months ended June 30, 2002 decreased by approximately $300,000, or 83%, to $100,000 compared to $400,000 for the same period in 2001. The decrease is primarily due to reduction in the cash balances in the second quarter of 2002 compared to the same period in 2001.

     Net Loss. The net loss for the three months ended June 30, 2002 decreased $17.4 million, or 68%, to $8.4 million compared to $25.8 million for the same period in 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Revenue. Revenue for the six months ended June 30, 2002 decreased $17.2 million, or 53%, to $15.0 million compared to $32.2 million for the same period in 2001. For the six months ended June 30, 2002, sales of our cradle products decreased by $8.5 million, OEM product sales decreased by $6.0 million and PC card product sales decreased by $2.7 million compared to the same period in 2001. The overall decrease in product sales is due to the weakness in demand for wireless products and decreases in demand for wireless access services for the transmission of data during 2002 compared to 2001. New product sales amounted to $9.0 million with the introduction of the Merlin G100 and G201 PC cards based on GPRS technology in July 2001 and October 2001, respectively and the Merlin C201 PC card based on CDMA technology in October 2001. Sales of existing products decreased by $26.2 million.

     Cost of Revenue. Our cost of revenue for the six months ended June 30, 2002 decreased $35.8 million, or 72%, to $14.0 million compared to $49.8 million for the same period in 2001. The decrease in cost of revenue was primarily the result of the weakness in the demand for existing products of approximately $21.7 million, a $19.0 million charge for excess and obsolete inventory recorded in the first two quarters of 2001 and a reduction in costs associated with our manufacturing operating capacity of approximately $2.1 million, offset by sales of new products of approximately $6.7 million and an increase in royalty costs of approximately $300,000.

     Gross Profit/(loss). Our gross margin for the six months ended June 30, 2002 increased by $18.6 million, to $1.0 million compared to negative $17.6 million during the same period in 2001. Excluding the $19.0 million charge for excess and obsolete inventory in the first two quarters of 2001, our gross margin decreased by $400,000, or 30% to $1.0 million compared to $1.4 million. The increase in gross margin is due to the lower cost of revenues during the six months ended June 30, 2002 compared to the same period in 2001 as described above.

     Research and Development. Our research and development expenses for the six months ended June 30, 2002 decreased $3.7 million, or 31%, to $8.0 million compared to $11.7 million for the same period in 2001. The decrease was due to a decrease in personnel expenses of approximately $1.3 million, a decrease in research supplies and expendable equipment of approximately $900,000, a decrease in depreciation and facility overhead expenses of approximately $800,000, an increase in non-recurring engineering customer payments of $500,000 and a decrease in travel costs of approximately $200,000. During the second quarter of 2001, the Company reached technological feasibility with regards to certain software development activities and subsequently capitalized $100,000 during the six months ended June 30, 2002 as compared to $600,000 during the same period in 2001.

     Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2002 decreased $5.4 million, or 67%, to $2.7 million compared to $8.1 million for the same period in 2001. The decrease was due to a decrease in personnel expenses of $3.1 million, a decrease in advertising and marketing costs of approximately $800,000, a decrease in facility overhead expenses of approximately $800,000, a decrease in travel costs of approximately $500,000 and a decrease in equipment expenses of approximately $200,000.

     General and Administrative. General and administrative expenses for the six months ended June 30, 2002 decreased $900,000, or 20%, to $3.4 million compared to $4.3 million for the same period in 2001. This decrease was due to a decrease in personnel expenses of approximately $1.0 million, a decrease in equipment expenses of approximately $100,000 and a decrease in bad debt expense of approximately $100,000, offset by an increase in professional fees of approximately $300,000.

     Restructuring Charges. Restructuring charges for the six months ended June 30, 2002 were $609,000 compared to $3.9 million for the same period in 2001. The 2002 charges were incurred as a result of continued restructuring activities during the first two quarters of 2002. The costs for 2002 are made up of personnel termination benefits of $609,000. The costs for 2001 were incurred during the first quarter of 2001, the period we commenced our restructuring activities and are made up of personnel termination benefits of approximately $2.2 million and facility closing and lease obligation costs of approximately $1.7 million.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation for the six months ended June 30, 2002 decreased $4.2 million or 63% to $2.4 million compared to $6.6 million for the same period in 2001. This decrease is due to the Company’s use of the attributable method for deferred compensation originating in fiscal 2000 and a reduction in gross deferred compensation for stock option cancellations during 2001 and during the first six months of 2002 totaling $1.5 million and $1.1 million, respectively.

     Interest Income. Interest income for the six months ended June 30, 2002 decreased by approximately $1.0 million, or 86%, to $200,000 compared to $1.2 million for the same period in 2001. The decrease is primarily due to reduction in the cash balances in the first six months of 2002 compared to the same period in 2001.

     Net Loss. The net loss for the six months ended June 30, 2002 decreased $34.8 million, or 68%, to $16.3 million compared to $51.1 million for the same period in 2001.

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

     Since our inception, we have funded our operations primarily through sales of our equity securities and the issuance of debt instruments, and to a lesser extent, capital lease arrangements and borrowings under our line of credit. To date, gross proceeds from these transactions have totaled approximately $176.5 million, including gross proceeds from our initial public offering in November 2000 of $56 million, gross proceeds from the exercise of the underwriters over-allotment option in December 2000 of $8.2 million and gross proceeds from the Series A Redeemable and Convertible Preferred Stock financing in December 2001 of approximately $27.2 million. At June 30, 2002, we had approximately $7.9 million in cash and cash equivalents.

     The accompanying financial statements contemplate the realization of assets and satisfaction of liabilities in the normal course of business. There can be no assurance that the plans discussed above will be successful or that we will become profitable or generate positive cash flows. If we fail to significantly increase revenues, collect accounts receivable balances and reduce costs, we will continue to experience losses and negative cash flows from operations. Consequently, assets and liabilities might not be realized and settled in the normal course of business. We are currently evaluating additional financing alternatives. We cannot predict with any certainty as to if or when we obtain such additional financing, however, management currently believes such financing will occur in the 3rd or 4th Quarter of 2002. There can be no assurance that such financing will be available on acceptable terms or, at all.

     For the six months ended June 30, 2002, we used net cash in operating activities of $21.3 million compared to $36.1 million during the same period in 2001. Our operating activities during the six months ended June 30, 2002, included a use of cash to fund our net loss of $16.3 million, which includes depreciation and amortization expense of approximately $2.6 million and a $2.4 million non-cash charge for deferred compensation expenses related to stock options issued to employees during 2000. During the six months ended June 30, 2002, we used cash by decreasing inventory purchase commitments by $8.1 million, increasing accounts receivable by $2.1 million, decreasing accounts payable by $900,000 and decreasing the restructuring accrual by $700,000, offset by cash generated from decreasing prepaid expenses and other assets by $1.0 million, decreasing inventories by $500,000 and decreasing deferred revenues by $300,000.

     Our net cash used in investing activities for the six months ended June 30, 2002 was $200,000, which included purchases of property and equipment of $100,000 and capitalized software development costs of $100,000. Our net cash used in investing activities for the six months ended June 30, 2001 was $7.0 million, which included purchases of property and equipment of $5.5 million, purchases of intangibles of $800,000 and software development costs of $700,000.

     Cash provided from financing activities for the six months ended June 30, 2002 was $200,000, which consists of cash proceeds on our line of credit of $1.7 million and the exercise of stock options of approximately $300,000, offset by $1.6 million of cash used to repurchase stock as part of the Sanmina litigation settlement (see Note 3) and $200,000 of cash used for offering costs for the Series A preferred stock offering in December 2001. Cash provided from financing activities for the six months ended June 30, 2001 was $8.9 million, primarily from borrowings on our line of credit of $8.5 million, exercise of stock options and warrants of approximately $600,000, offset by payments of capital lease obligations of $200,000.

     In November 2001, we entered into a credit facility with Silicon Valley Bank, Commercial Finance Division, which allows the Company to borrow up to the lesser of $10 million at any one time outstanding or 80% of eligible accounts receivable balances. This credit facility bears interest at prime plus 2% (6.75% at June 30, 2002), is secured by substantially all of the assets of the Company and expires in November 2002. As of June 30, 2002, $3.3 million of borrowings were outstanding under this facility. During the first quarter of 2002, this credit facility was amended to allow the Company to borrow up to the lesser of $5 million at any one time outstanding or 80% of eligible accounts receivable balances.

     On April 29, 2002, the Nasdaq Stock Market, Inc. (“Nasdaq”) notified the Company that in the event the price of the Company’s common stock does not close at or above $1.00 per share for at least 10 consecutive trading days prior to July 29, 2002, then the Company’s common stock is subject to removal from its current listing on The Nasdaq National Market. On July 31, 2002, Nasdaq informed the Company that the price of the Company’s common stock had failed to comply with the above described minimum bid price within the required period of time. On

August 5, 2002, the Company responded in writing to Nasdaq by requesting a hearing before a Nasdaq Listing Qualifications Panel. The request for this hearing automatically stays a decision whether to delist the Company’s common stock until such time as Nasdaq convenes the hearing and subsequently makes a final determination. In conjunction with this hearing request, the Company has determined to seek stockholder approval for a reverse stock split and accordingly filed with the SEC, on August 5, 2002, a preliminary proxy statement soliciting stockholder approval for a reverse stock split.

Related Parties

     The Company sells products to Airlink Communications, Inc., (“Airlink”) a wireless software infrastructure business, which integrates the Company’s modems into their products. Airlink’s Chairman of the Board and Airlink’s principal stockholder is also a member of the Company’s Board of Directors and a stockholder of the Company. Sales to Airlink were $1,783,000 for the year ended December 31, 2001 and $1,783,000 and $29,000 for the six months ended June 30, 2001 and 2002, respectively. Receivables from Airlink amounted to $778,000 as of December 31, 2001 and $501, 000 as of June 30, 2002. In May 2001, the Company and Airlink entered into a $1.6 million secured promissory note agreement for the payment of products sold to Airlink. The first payment of $300,000, plus accrued interest was paid by Airlink on September 1, 2001, and the remaining principal balance, plus accrued interest, was due in eight equal monthly installments with the final payment due May 1, 2002. The note accrued interest at prime plus 3% (7.75% at June 30, 2002) and was secured by all of Airlink’s assets. We have sold similar products to other parties at unit prices similar to those under the Company’s arrangement with Airlink.

     In September 2001, the Company entered into a second agreement with Airlink for the payment of $1.1 million for additional products shipped to Airlink during September 2001. In December 2001, Airlink returned $750,000 of the products shipped to Airlink during September 2001. At December 31, 2001 and June 30, 2002, the receivable from Airlink under this agreement was $393,000 and $375,000, respectively, which includes accrued interest. In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” the Company will record revenue under this agreement when the collection of the receivable becomes reasonably assured. No revenues were recorded pursuant to this agreement in 2001 or 2002.

     During the first quarter of 2002, Airlink became delinquent in making scheduled payments under the terms of the above agreements and after substantial negotiations and evaluating various collection alternatives, in May, 2002, the Company and Airlink entered into an Agreement and Plan of Reformation which terminated and combined the two previous separate agreements into one secured promissory note for approximately $950,000 which is secured by substantially all of Airlink’s assets. Consistent with the previous notes, Airlink’s Chairman of the Board has also personally guaranteed this promissory note. The terms of this note provided for Airlink to pay the Company a first payment of $70,000 in June, 2002, which was paid as well as a specified percent of Airlink’s gross monthly cash receipts. The outstanding balance of the note at June 30, 2002 was $876,000. The note accrues interest at prime plus 3% (7.75% at June 30, 2002). Additional receipts of approximately $ 131,000 were received in July 2002. The conditions of this note have been fully complied with and the balance from Airlink at July 31, 2002 is $745,000.

     On June 30, 2000, Aether Capital, LLC, purchased $20 million of the Company’s Series D convertible preferred stock. Aether Capital, LLC is the investment arm of Aether Systems, Inc., which is the sole member of Aether Capital, LLC. David S. Oros, one of the Company’s directors, who joined the Company’s board in July 2000, serves as Chairman, Chief Executive Officer and President of Aether Systems, Inc. Mr. Oros was also a director of OmniSky Corporation, in which Aether Systems, Inc. was an investor. As a result of this capital transaction, OmniSky Corporation, a one-time significant customer, became a related party and the Company commenced recording sales to OmniSky as “Revenue-Related Parties” in the third quarter of 2000. Sales to OmniSky amounted to $1,901,000 for the year ended December 31, 2001 and $1,628,000 for the six months ended June 30, 2001. Receivables from OmniSky Corporation amounted to $143,000 as of December 31, 2001 and June 30, 2002, which has been fully reserved, as a result of OmniSky’s December 2001 filing for Bankruptcy protection.

     In December 2001, the Company entered into a software license, maintenance and support agreement with Aether Capital LLC. Under this agreement, the Company purchased a software license from Aether Capital LLC for $870,000 and a one-year maintenance and support service agreement for $130,000. In January 2002, the Company paid $500,000 under this agreement and the remaining $500,000 is included in “Accounts Payable” at June 30, 2002 and is payable in 2002. Simultaneously with this license agreement, Aether Capital LLC purchased 3,000 shares of our Series A Preferred Stock for a purchase price of $3.0 million and received warrants to purchase up to 1,168,830 shares of the Company’s common stock at an exercise price of $1.20 per share. The terms and conditions of this investment by Aether Capital LLC were identical to those on which other investors purchased shares of our Series A Preferred Stock in December 2001.

     The Company utilized an entity to provide technical support services for $16,000 per month through June 30, 2002. The Company’s Chairman and Chief Executive Officer is a board member and a security holder of this entity. Payments made to this entity during the year ended December 31, 2001 and the six months ended June 30, 2002 were $62,000 and $96,000, respectively.

     During 2001, the Company made payments of approximately $169,000 to Centurion Wireless Technologies, Inc., (“Centurion”) in connection with the purchase of certain wireless modem antennae. Centurion is a portfolio company of Cornerstone Equity Investors, LLC (“Cornerstone”.) Two of Cornerstone’s managing directors serve on the Company’s board of directors and Cornerstone is a stockholder of the Company. There were no purchases from Centurion during the first six months of 2002. In July 2002, the Company paid the final payable balance of $41,000 to Centurion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not currently use derivative financial instruments. We generally place our cash and short-term investments in high-credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations. The Company’s credit facility and related interest cost on borrowings is affected by the variations in the U.S. prime rate of interest. As of June 30, 2002, we had $3.3 million outstanding under our line of credit. We do not expect any material loss from our cash and cash equivalents and therefore believe that our potential interest rate exposure is not material; however, these investments are subject to interest rate risk. We do not currently enter into foreign currency hedge transactions. Through June 30, 2002, we had a foreign currency loss of approximately $23,000 recorded in general and administrative expenses as a result of foreign currency exchange transactions related to our Canadian subsidiary. Revenues generated outside the United States, as a percentage of total revenues were 15% for the six months ended June 30, 2002 and 9.0% for the same period in 2001. Fluctuations in foreign exchange rates could impact future operating results.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 7 to our consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

     Our Registration Statement on Form S-1 (Registration No. 333-42570) related to our initial public offering was declared effective by the SEC on November 15, 2000. A total of 8,025,000 shares of our common stock were registered on our behalf. Net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $57.2 million. As of June 30, 2002, all of these net offering proceeds had been used for operating activities.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 15, 2002, we held our annual meeting at which our stockholders voted upon the election of two nominees to our board of directors to serve until the annual meeting of stockholders in 2005 and until their successors are duly elected and qualify, and to amend the Company’s Certificate of Incorporation to amend the terms of the Company’s Series A Convertible Preferred Stock to reduce the number of votes per share to comply with the requirements of The Nasdaq Stock Market.

     Our stockholders elected both nominees to three-year terms as members of our board of directors and ratified the amendment of the Company’s Certificate of Incorporation to amend the terms of the Company’s Series A Convertible Preferred Stock to reduce the number of votes per share to comply with the requirements of the Nasdaq Stock Market. The number of votes cast for, against or withheld, and the number of abstentions with respect to each matter voted upon is set forth below.

		For	Against/ Withheld	Abstentions

1	Election of Directors:
	Mark Rossi	68,865,740	109,866
	Steven Sherman	64,368,540	4,607,066
2	Ratification to amend the Company’s Certificate of Incorporation	53,427,077	29,545	9,675

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

Current reports on Form 8-K, filed July 19, 2002.

Current reports on Form 8-KA, filed July 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2002	Novatel Wireless, Inc.

	By:	/s/ MELVIN L. FLOWERS

Melvin L. Flowers Senior Vice President of Finance, Chief Financial Officer and Secretary