Form 10-Q
period 2002-09-30
NOVATEL WIRELESS INC
filed 2002-11-14
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

         The number of shares of the Registrant’s common stock outstanding as of November 12, 2002 was 6,103,361.

         As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “the Company” and “Novatel Wireless” refer to Novatel Wireless, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Forward Looking Statements

         This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. For this purpose, statements contained in this quarterly report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements. Novatel Wireless undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to the Company’s on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

Trademarks

         The Novatel Wireless logo, “Minstrel”, “Merlin”, “Sage”, “Lancer 3W” and “Expedite” are trademarks of Novatel Wireless, Inc. “Minstrel” and “Sage” are registered with the U.S. Patent and Trademark Office. All other brands, products and company names mentioned herein are trademarks of their respective holders.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NOVATEL WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,

	2002	2001

ASSETS	(unaudited)

Current assets:

Cash and cash equivalents	$6,633,000	$29,229,000

Accounts receivable, net of allowance for doubtful accounts of $305,000 (2002) and $294,000 (2001)	3,463,000	6,706,000

Accounts receivable — related parties	291,000	778,000

Inventories	5,380,000	6,470,000

Prepaid expenses and other	806,000	2,194,000

Total current assets	16,573,000	45,377,000

Property and equipment, net	4,731,000	7,744,000

Intangible assets, net	6,174,000	6,596,000

Other assets	192,000	192,000

	$27,670,000	$59,909,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,281,000	$12,321,000

Accrued expenses	1,513,000	2,261,000

Current portion of inventory purchase commitments	4,983,000	11,749,000

Line of credit	740,000	1,560,000

Restructuring accrual	1,167,000	1,764,000

Deferred revenues	982,000	336,000

Current portion of capital lease obligations	154,000	159,000

Total current liabilities	13,820,000	30,150,000

Long-term inventory purchase commitments		4,000,000

Capital lease obligations, net of current portion	57,000	171,000

Series A Redeemable Convertible preferred stock, 13,220 and 27,172 shares issued and outstanding in 2002 and 2001, respectively (Note 3)	2,039,000	161,000

Commitments and contingencies (Note 8)

Stockholders’ equity:

Preferred stock, par value $.001, 15,000,000 shares authorized

Common stock, par value $.001, 350,000,000 shares authorized, 6,103,361 and 3,642,917 shares issued and outstanding in 2002 and 2001, respectively	92,000	55,000

Additional paid-in capital	228,374,000	208,649,000

Deferred stock compensation	(2,203,000)	(6,341,000)

Accumulated deficit	(214,509,000)	(176,936,000)

Total stockholders’ equity	11,754,000	25,427,000

	$27,670,000	$59,909,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$5,905,000	$3,904,000	$20,909,000	$32,738,000

Revenue — related parties		236,000		3,647,000

Total revenue	5,905,000	4,140,000	20,909,000	36,385,000

Cost of revenue	4,504,000	9,195,000	18,535,000	56,488,000

Cost of revenue — related parties		213,000		2,768,000

Total cost of revenue	4,504,000	9,408,000	18,535,000	59,256,000

Gross profit (loss)	1,401,000	(5,268,000)	2,374,000	(22,871,000)

Operating costs and expenses:

Research and development	2,718,000	4,537,000	10,726,000	16,212,000

Sales and marketing	989,000	2,281,000	3,684,000	10,369,000

General and administrative	1,141,000	2,186,000	4,558,000	6,457,000

Restructuring charges	694,000	919,000	1,303,000	4,819,000

Amortization of deferred stock compensation(*)	637,000	2,401,000	3,082,000	9,039,000

Total operating costs and expenses	6,179,000	12,324,000	23,353,000	46,896,000

Operating loss	(4,778,000)	(17,592,000)	(20,979,000)	(69,767,000)

Other income (expense):

Interest income	25,000	286,000	198,000	1,511,000

Interest expense	(149,000)	(133,000)	(436,000)	(269,000)

Other, net				(2,000)

Net loss	$(4,902,000)	$(17,439,000)	$(21,217,000)	$(68,527,000)

Net loss applicable to common stockholders (Note 6)	$(5,833,000)	$(17,439,000)	$(37,573,000)	$(68,527,000)

Weighted average shares used in computation of basic and diluted net loss per common share	5,238,794	3,636,745	4,715,948	3,621,117

Basic and diluted net loss per common share	$(1.11)	$(4.80)	$(7.97)	$(18.92)

(*) Amortization of deferred stock compensation:

Cost of revenue	25,000	425,000	342,000	675,000

Research and development	66,000	329,000	260,000	991,000

Sales and marketing	64,000	320,000	252,000	964,000

General and administrative	482,000	1,327,000	2,228,000	6,409,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:

Net loss	$(21,217,000)	$(68,527,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	3,644,000	3,438,000

Provision for bad debt	11,000	46,000

Non-cash charge for excess and obsolete inventory		23,006,000

Compensation for stock options issued below fair value	3,082,000	9,039,000

Changes in assets and liabilities:

Accounts receivable	3,232,000	4,877,000

Accounts receivable — related parties	487,000	6,063,000

Inventories	1,090,000	(10,469,000)

Prepaid expenses and other	1,388,000	1,481,000

Other assets		434,000

Accounts payable	(8,040,000)	(12,276,000)

Accrued expenses	(748,000)	(5,206,000)

Inventory purchase commitments	(5,366,000)

Restructuring accrual	(597,000)	2,990,000

Deferred revenues	646,000	(1,466,000)

Net cash used in operating activities	(22,388,000)	(46,570,000)

Cash flows from investing activities:

Purchases of property and equipment	(106,000)	(6,037,000)

Purchase of intangible assets		(868,000)

Capitalized software development costs	(102,000)	(1,698,000)

Net cash used in investing activities	(208,000)	(8,603,000)

Cash flows from financing activities:

Repurchase of common stock	(1,600,000)

Proceeds from exercise of stock options and warrants	373,000	747,000

Offering costs for convertible and redeemable Series A preferred stock	(232,000)

Net proceeds from issuance of common stock	2,398,000

Proceeds from/(payments of) line of credit borrowings	(820,000)	8,500,000

Payments under capital lease obligations, net	(119,000)	(15,000)

Net cash provided by financing activities	0	9,232,000

Net decrease in cash and cash equivalents	(22,596,000)	(45,941,000)

Cash and cash equivalents, beginning of period	29,229,000	66,826,000

Cash and cash equivalents, end of period	$6,633,000	$20,885,000

Supplemental disclosures of non-cash investing and financing activities:

Conversion of Series A Redeemable Convertible preferred stock into shares of common stock	$14,246,000

Accretion of dividends on Series A Redeemable Convertible preferred stock	941,000

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended
	September 30,

	2002	2001

Amortization of offering costs for Series A Redeemable Convertible preferred stock	883,000

Deferred compensation adjustment for stock options cancelled	1,056,000

Accretion of imputed value assigned to the beneficial conversion feature on Series A Redeemable Convertible preferred stock and related common stock warrants	14,532,000

Common stock issued for settlement of inventory purchase commitments	5,400,000

Fixed assets retired against restructuring accrual	365,000	$552,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$84,000	$179,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

         The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at September 30, 2002 and for the nine month periods ended September 30, 2002 and 2001 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K and Form 10-K/A for the year ended December 31, 2001. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period’s financial statements to conform to the presentation for the quarter ended September 30, 2002.

         On October 29, 2002, a 1:15 reverse stock split of the Company’s common stock (“common stock”) that had been approved by the Company’s stockholders became effective. All references in the consolidated financial statements to number of shares of common stock outstanding, price per share, and per share amounts have been retroactively restated to reflect the reverse stock split for all periods presented.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods.

2. Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of the adoption of SFAS No. 143.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This new standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of this statement were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues related to SFAS No. 121. SFAS No. 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002 (SFAS 145), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4 and SFAS 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles

Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Company does not expect implementation to have a significant effect on its results of operation or consolidated financial condition.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under EITF Issue 94-3. Consequently, the Company does not expect implementation to have a significant effect on its results of operation or consolidated financial condition.

3. Recent Operational Developments

         Operational Overview

         The Company is subject to a number of risks and uncertainties associated with companies at a similar stage of maturity, has only a limited operating history and the revenue and income potential of its business and markets are unproven. Further, the markets for wireless Internet products and services are relatively new and rapidly evolving both technologically and competitively. Market demand for its products has not yet generated sufficient revenues to cover its operating costs. Consequently, the Company has recorded net losses in each period since its inception and had an accumulated deficit of $176.9 million at December 31, 2001 and $214.5 million at September 30, 2002. The Company incurred net losses of $18.5 million, $46.9 million, $90.9 million and $21.2 million and negative cash flows from operations of $5.2 million, $41.0 million, $55.3 million and $22.4 million for the years ended December 31, 1999, 2000 and 2001 and the nine months ending September 30, 2002, respectively. The negative cash flows from operations in 2001 were funded primarily using the proceeds received from the Company’s initial public offering, which was completed in November 2000. The negative cash flows from operations in the nine months ending September 30, 2002 were funded primarily using the proceeds received from the December 2001 equity issuance discussed below.

         Financing Activities

         In September 2002, the Company successfully raised aggregate net proceeds of approximately $2.4 million, net of fees to the placement agent and offering costs, from the issuance of 985,658 shares of Common Stock. Warrants to acquire 501,206 shares of common stock were also issued in conjunction with this offering.

         In December 2001, the Company successfully raised aggregate net proceeds of approximately $25.9 million, net of fees to the placement agent and offering costs, from the issuance of 27,172 shares of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), which were initially convertible into 2,352,554 shares of common stock. Warrants to acquire 705,765 shares of common stock (the “Investor Warrants”) were issued in conjunction with the Series A Preferred Stock offering. The conversion price per share of common stock of $11.55 represents a 13.5% discount from the average quoted per share price of the common stock for the 20 trading-day period ending December 12, 2001, the day the commitment letter for the offering of the Series A Preferred Stock was executed. On the date of issuance of the Series A Preferred Stock the difference between the conversion price per share of common stock and the closing price of the Company’s common stock amounted to $6.75 per share. As a result of this difference, the Company recorded the sale of the Series A Preferred Stock and issuance of warrants measured at fair value pursuant to the guidance in SFAS No. 123 and EITF 00-27. The Company used the fair value method in determining the value of the beneficial conversion feature at the date of issuance of approximately $21.4 million, recorded in Additional Paid in Capital. Pursuant to SFAS 123, the Company measured the fair value of the warrants issued in conjunction with the Series A Preferred Stock at the date of issuance to be approximately $4.5 million, recorded in Additional Paid in Capital. The terms of the Series A

Preferred Stock include a redemption feature effective on the seventh anniversary of the issuance (December 2008) and a conversion discount from fair market value of the common stock at the time of issuance. Accordingly, the value of the discount plus the value of the warrants will be ratably accreted as dividends during the seven-year period until the redemption rights are effective, or immediately in the period in which conversion occurs. At the end of the seven-year period, the carrying value of the remaining outstanding Preferred Stock will be restored to its face value. During the first nine months of 2002, 13,952 shares of Preferred Stock were converted into 1,233,386 shares of common stock. At September 30, 2002, there were 13,220 shares of Preferred Stock outstanding.

         Financial Condition and Working Capital

         The Company plans to continue to reduce cash expenditures related to costs of revenue as well as other operating expenses. The Company also plans to increase revenues with the recent introduction of GRPS and CDMA product lines. Management believes that the Company’s plans to increase revenues, decrease product costs and carefully manage cash and the use of the Company’s line of credit, should result in sufficient cash to fund operations and satisfy the Company’s working capital requirements and anticipated capital expenditures, but only through the end of the first quarter of 2003. The Company’s failure to generate significant revenue from new or existing products, whether due to lack of market acceptance, competition, technological change or otherwise, successfully collecting accounts receivable balances, or the inability to reduce product and/or operating costs, will further adversely impact the Company’s business, financial condition and results of operations.

         The Company currently anticipates that current working capital, including budgeted cash flow and available borrowings under our credit facility, will be sufficient to meet its working capital requirements and anticipated capital expenditures through the end of the first quarter of 2003. If the Company continues to experience negative cash flow, it may be required to raise additional funds through the private or public sale of additional debt or equity securities or through commercial bank borrowings to fund our working capital requirements and anticipated capital expenditures. The Company is pursuing additional sources of capital. The Company’s ability to obtain additional capital will depend on financial market conditions, investor expectations for the wireless technology industry, the national economy and other factors outside its control. There can be no assurance that such additional financing will be available on acceptable terms, or at all. If needed, the failure to secure additional financing would have a material adverse effect on the Company’s business, financial condition and operating results and may impair our ability to continue its operations at their current level.

         The accompanying financial statements contemplate the realization of assets and satisfaction of liabilities in the normal course of business. There can be no assurance that the plans discussed above will be successful or that the Company will become profitable or generate positive cash flows. If the Company fails to significantly increase revenues, collect accounts receivable balances and reduce costs, it will continue to experience losses and negative cash flows from operations. Consequently, assets and liabilities might not be realized and settled in the normal course of business. The Company is currently evaluating additional financing alternatives. The Company cannot predict with any certainty as to if or when we will obtain such additional financing. There can be no assurance that such financing will be available on acceptable terms or, at all. No adjustments have been made to the carrying value of assets or liabilities that might be necessary if the Company is not able to continue as a going concern.

         Restructuring Charges and Asset Impairment

         As a result of the economic slowdown in the Company’s industry sector, in the first quarter of 2001, the Company announced and began implementing an operational restructuring plan to reduce its operating costs and streamline its organizational structure. As a result of the plan, the Company recorded restructuring charges of $7.1 million and $1.3 million during fiscal 2001 and the first nine months of 2002, respectively. The restructuring plan provides for the reduction of employee staff, consultants and temporary labor, resulting in severance payments and other employee related expenses, which resulted in severance payments and other employee related expenses of approximately $2.2 million during 2001 and $686,000 in the first nine months of 2002. There were 183 employee separations during 2001 and 27 employee separations during the first nine months of 2002. The restructuring also provided for the closure of the Company’s fulfillment and distribution facility. This function has been transitioned to one of the Company’s contract manufacturers. As a result of the closure of facilities, the restructuring charge includes $4.9 million in 2001 and $617,000 in the first nine months of 2002 of the impairment for assets that will no longer be used and facility lease termination and other closure costs.

         The following table displays the activity and balances of the restructuring reserve from December 31, 2001 to September 30, 2002 (unaudited):

					September 30,
Type of Cost	December 31, 2001	Additions	Asset Disposals	Cash Payments	2002

Employee separations	$184,000	$686,000		$(793,000)	$77,000

					September 30,
Type of Cost	December 31, 2001	Additions	Asset Disposals	Cash Payments	2002

Facility closings and asset impairments	1,580,000	617,000	$(365,000)	(742,000)	1,090,000

	$1,764,000	$1,303,000	$(365,000)	$(1,535,000)	$1,167,000

         Cash payments for employee separations are expected to be paid over the next nine months and cash payments for facility closings are expected to be paid over the next 60 months.

4. Inventories

         Inventories consist of the following:

	September 30,	December 31,
	2002	2001

	(unaudited)
Finished goods	$4,762,000	$4,533,000

Raw materials and components	618,000	1,937,000

	$5,380,000	$6,470,000

         During 2001, the Company recorded charges to write off $34.5 million of excess and obsolete inventory relating to certain excess and obsolete inventory on hand and under purchase commitments. In connection with these charges the Company established an inventory reserve. The following is a summary of the change in the inventory reserve during the third quarter ended September 30, 2002:

	Excess Inventory Reserve	Excess Inventory Benefit

Reserve balance as of June 30, 2002	$13,291,000	$—

Inventory scrapped	(1,194,000)	—

Inventory utilized	(600,000)	600,000

Additions to inventory reserve	600,000	(600,000)

	(1,194,000)	$0

Remaining reserve balance as of September 30, 2002	$12,097,000

         The following is a summary of the change in the inventory reserve from December 31, 2001 to September 30, 2002:

	Excess Inventory Reserve	Excess Inventory Benefit

Reserve balance as of December 31, 2001	$14,304,000	$—

Inventory scrapped	(2,207,000)	—

Inventory utilized	(1,352,000)	1,352,000

Additions to inventory reserve	1,352,000	(1,352,000)

	(2,207,000)	$0

Remaining reserve balance as of September 30, 2002	$12,097,000

5.     Segment Information, Concentrations of Risk and Related Parties

         Segment Information

         The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

         The Company has operations in the United States and Canada. The location of the Company’s assets in the United States and Canada as of September 30, 2002, and December 31, 2001 are $54.6 million and $5.3 million, and $24.7 million and $3.0 million, respectively.

         Concentrations of Risk

         Substantially all of the Company’s revenues come from wireless Internet products. Any further decline in market acceptance of the Company’s products or a further decline in the financial condition of the Company’s existing customers may impair the Company’s ability to operate effectively.

         A significant portion of the Company’s revenue comes from a small number of customers. The Company’s top ten customers for the year ended December 31, 2001 accounted for approximately 66.6% of the Company’s revenue. Three customers accounted for 46.2%, 23.3% and 12.3% of revenues for the three months ended September 30, 2002. Two customers accounted for 24.2% and 15.9% of revenues, respectively, for the three months ended September 30, 2001. One customer accounted for 42.1% of revenues for the nine months ended September 30, 2002. In addition, revenue from cash received in the Metricom bankruptcy settlement of approximately $1.4 million accounted for 6.7% of its revenue for the nine months ended September 30, 2002. Three customers accounted for 15.6%, 14.9% and 10.5% of revenues, respectively, for the nine months ended September 30, 2001.

         Related Parties

         The Company sells products to Airlink Communications, Inc., (“Airlink”) a wireless software infrastructure business, which integrates the Company’s modems into their products. Airlink’s Chairman of the Board and Airlink’s principal stockholder is also a member of the Company’s Board of Directors and a stockholder of the Company. Sales to Airlink were $1,783,000 for the year ended December 31, 2001 and $1,745,000 and $29,000 for the nine months ended September 30, 2001 and 2002, respectively. Receivables from Airlink amounted to $778,000 as of December 31, 2001 and $291,000 as of September 30, 2002. In May 2001, the Company and Airlink entered into a $1.6 million secured promissory note agreement for the payment of products sold to Airlink. The first payment of $300,000, plus accrued interest was paid by Airlink on September 1, 2001, and the remaining principal balance, plus accrued interest, was due in eight equal monthly installments with the final payment due May 1, 2002. The note accrued interest at prime plus 3% (7.75% at September 30, 2002) and was secured by all of Airlink’s assets. Airlink’s Chairman of the Board had personally guaranteed the note. The Company has sold similar products to other parties at unit prices similar to those under the Company’s arrangement with Airlink.

         In September 2001, the Company entered into a second agreement with Airlink for the payment of $1.1 million for additional products shipped to Airlink during September 2001. In December 2001, Airlink returned $750,000 of the products shipped to Airlink during September 2001. At December 31, 2001 and September 30, 2002, the receivable from Airlink under this agreement was $393,000 and $375,000, respectively, which includes accrued interest. In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” the Company will record revenue under this agreement when the collection of the receivable becomes reasonably assured. No revenues were recorded pursuant to this agreement in 2001 or 2002.

         During the first quarter of 2002, Airlink became delinquent in making scheduled payments under the terms of the above agreements and after substantial negotiations and evaluating various collection alternatives, in May, 2002, the Company and Airlink entered into an Agreement and Plan of Reformation which terminated and combined the two previous separate agreements into one secured promissory note for approximately $950,000 which is secured by substantially all of Airlink’s assets. Consistent with the previous notes, Airlink’s Chairman of the Board has also personally guaranteed this promissory note. The terms of this note provided for Airlink to pay the Company a first payment of $70,000 in June 2002, which was paid, as well as a specified percent of Airlink’s gross monthly cash receipts. The outstanding balance of the note at September 30, 2002 was $666,000. The note accrues interest at prime plus 3% (7.75% at September 30, 2002). Additional receipts of approximately $10,000 were received in October 2002. The balance from Airlink at October 31, 2002 is $663,000. Airlink is also delinquent in making scheduled payments under the Agreement and Plan of Reformation and the Company is evaluating its available legal remedies.

         On June 30, 2000, Aether Capital, LLC, purchased $20 million of the Company’s Series D convertible preferred stock. Aether Capital, LLC is the investment arm of Aether Systems, Inc., which is the sole member of Aether Capital, LLC. David S. Oros, one of the Company’s directors, who joined the Company’s board in July 2000, serves as Chairman, Chief Executive Officer and President of Aether Systems, Inc. Mr. Oros was also a director of OmniSky Corporation, in which Aether Systems, Inc. was an investor. As a result of this capital transaction, OmniSky Corporation, a one-time significant customer, became a related party and the Company commenced recording sales to OmniSky as “Revenue-Related Parties” in the third quarter of 2000. Sales to OmniSky amounted to $1,901,000 for the year ended December 31, 2001 and $1,628,000 for the six months ended June 30, 2001. Receivables from OmniSky Corporation amounted to $143,000 as of December 31, 2001 and September 30, 2002, which has been fully reserved, as a result of OmniSky’s December 2001 filing for Bankruptcy protection. This was an arms-length transaction between Aether and the Company.

         In December 2001, the Company entered into a software license, maintenance and support agreement with Aether Capital LLC. Under this agreement, the Company purchased a software license from Aether Capital LLC for $870,000 and a one-year maintenance and support service agreement for $130,000. During the nine months ended September 30, 2002, the Company paid $725,000 under this agreement and the remaining $275,000 is included in “Accounts Payable” at September 30, 2002 and is payable in the fourth quarter of 2002. Simultaneously with this license agreement, Aether Capital LLC purchased 3,000 shares of the Series A Preferred Stock for a purchase price of $3.0 million and received warrants to purchase up to 77,922 shares of the Company’s common stock at an exercise price of $18 per share. The terms and conditions of this investment by Aether Capital LLC were identical to those on which other investors purchased shares of our Series A Preferred Stock in December 2001. This was an arms-length transaction between Aether and the Company.

         The Company utilized an entity to provide technical support services for $16,000 per month through June 30, 2002. The Company’s Chairman and Chief Executive Officer is a board member and an option holder of this entity. Payments made to this entity during the year ended December 31, 2001 and the nine months ended September 30, 2002 were $62,000 and $96,000, respectively. This was an arms-length transaction between this technical support service company and the Company.

         During 2001, the Company made payments of approximately $169,000 to Centurion Wireless Technologies, Inc., (“Centurion”) in connection with the purchase of certain wireless modem antennae. Centurion is a portfolio company of Cornerstone Equity Investors, LLC (“Cornerstone”). Two of Cornerstone’s managing directors serve on the Company’s board of directors and Cornerstone is a stockholder of the Company. There were no purchases from Centurion during the first nine months of 2002. In July 2002, the Company paid the final payable balance of $41,000 to Centurion. This was an arms-length transaction between Centurion and the Company.

6. Net loss applicable to Common Stockholders

         A reconciliation of the net loss applicable to common stockholders is as follows:

	Three months ended September 30,		Nine months ended September 30,
	(Unaudited)		(Unaudited)

	2002	2001	2002	2001

Net loss	$(4,902,000)	$(17,439,000)	$(21,217,000)	$(68,527,000)

Adjustments to net loss used in computing basic and diluted net loss applicable to common stockholders:

Accretion of dividends on convertible and redeemable Series A preferred stock	(223,000)		(941,000)

Amortization of offering costs for convertible and redeemable Series A preferred stock	(41,000)		(883,000)

Accretion of imputed value assigned to the beneficial conversion feature on convertible and redeemable Series A preferred stock and related common stock warrants	(667,000)		(14,532,000)

Net loss applicable to common stockholders	$(5,833,000)	$(17,439,000)	$(37,573,000)	$(68,527,000)

7. Line of Credit

         In November 2001, we entered into a credit facility with Silicon Valley Bank, Commercial Finance Division, which, as amended in the first quarter of 2002, currently allows the Company to borrow up to the lesser of $5 million at any one time outstanding or 80% of eligible accounts receivable balances. This credit facility bears interest at prime plus 2% (6.75% at September 30, 2002), is secured by substantially all of the assets of the Company and expires on November 29, 2002. As of September 30, 2002, $700,000 of borrowings were outstanding under this facility. The Company is currently in the process of negotiating a renewal of its line of credit facility, the outcome of which could result in amended terms and/or financial covenants.

8. Commitments and contingencies

         Legal Matters

         In 2001, the Company filed a proof of claim in the bankruptcy case of Metricom, Inc. (“Metricom”) in the amount of $13.8 million. In December 2001, Metricom Inc. filed an objection to the Company’s claim in bankruptcy court. Metricom also alleged an approximately $4.3 million preferential transfer for payments made to the Company by Metricom during the 90 day period prior to Metricom’s July 2001 filing for bankruptcy under Chapter 11 of the Bankruptcy Code. In July 2002, the parties reached a settlement whereby the Company agreed to reduce its claim to $7.7 million and Metricom agreed to dismiss the preference action and the claims objection with prejudice. The settlement was approved by the bankruptcy court on August 22, 2002. In August 2002, the Company sold its interest in its $7.7 million receivable claim to a third party and on September 11, 2002, the Company received cash and recorded revenue for this claim in the amount of $1,379,000. Revenue related to the original product shipments that give rise to this settlement had been deferred pending the outcome of bankruptcy proceedings.

         The Company and certain of its officers and directors were sued along with the underwriters of the Company’s initial public offering in a suit filed November 20, 2001 in United States District Court for the Southern District of New York. The complaint alleges that the defendants violated federal securities laws by issuing and selling common stock pursuant to the Company’s initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had solicited and received undisclosed and excessive commissions from certain investors. Similar lawsuits have been filed with respect to a large number of companies, which completed their initial public offerings in 1999 and 2000. On August 22, 2002 the plaintiffs voluntarily dismissed without prejudice the entire action against the Company and all the named officers and directors.

         The Company is party to various legal matters and subject to claims in the ordinary course of business. In the opinion of management, none of these matters will, if determined adversely to the Company, have a material adverse effect on the Company’s financial position or results of operations.

         Sanmina Settlement

         Under a settlement agreement with Sanmina Corporation (now known as Sanmina — SCI Corporation) (“Sanmina”), which became effective on January 28, 2002, the Company made a cash payment to Sanmina of $1.3 million and issued to Sanmina 333,333 shares of common stock. As part of this issuance, the Company also granted to Sanmina the right to obligate the Company to repurchase up to 133,333 of the shares of common stock at a price of $12 per share. In addition, the Company agreed to take delivery of inventory held by Sanmina and make payments totaling $5 million throughout 2002 ($4 million of which was paid during the first three quarters of 2002) and $4 million throughout 2003 and up to an additional $2 million in the event the Company fails to make any of the agreed upon payments. Additionally, if the Company fails to make payments when due to Sanmina, the entire remaining balance owed will become due and payable, which would, materially adversely impact the Company’s financial position. Sanmina holds a second priority security interest in the Company’s assets in the amount of $4 million, which secures these payments to Sanmina. All of the inventory to be received by the Company under this settlement is related to the Company’s CDPD products. Based on management’s estimates of future CDPD sales, certain of the inventory to be received under the purchase commitment was determined to be excess and, accordingly, the purchase commitments were recorded as liabilities with a corresponding charge to cost of revenue in 2001.

         Sanmina exercised its right to obligate the Company to repurchase up to 133,333 of the shares of common stock at a price of $12 per share and on February 14, 2002, the Company repurchased the 133,333 shares for $1.6 million.

         Employment Contract Commitment

         Effective October 31, 2002, Ambrose Tam, the Company’s President and Chief Operating Officer, resigned his employment with the Company. Pursuant to the terms of Mr. Tam’s employment agreement Mr. Tam is entitled to receive from the Company, as a consequence thereof, Canadian $250,000 (US $158,378) in two equal installments of Canadian $125,000 (US $79,189), the first of which occurred on October 31, 2002 and the second of which Mr. Tam is entitled to receive six months thereafter. In addition, Mr. Tam is entitled to continued participation in his employee benefit package for the 12 month period following his resignation.

9. Subsequent Event

         On October 31, 2002, the Company granted stock options to employees, officers and directors to purchase 312,092 shares of common stock at an exercise price of $2.23 per share, the fair value of the Company’s common stock on that date. These options vest and become exercisable on April 30, 2003 for 245,427 options and on October 31, 2006 for 66,665 options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, as well as the audited financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 contained in our 2001 annual report on Form 10-K and 10-K/A.

         Our financial condition, results of operations and cash flows were adversely affected during 2001 and the first nine months of 2002 by decreases in demand for both wireless products and wireless access services for the transmission of data. Our business was further impacted adversely by the bankruptcy of Metricom, which filed for protection under Chapter 11 of the Bankruptcy Code in July 2001. Sales to Metricom accounted for 12.4% of our revenue during 2001. Assuming that our revenue for the fourth quarter of 2002 equals or exceeds our revenue for the third quarter of 2002, we believe that our available cash reserves together with our operating cash flows and available borrowings under our revolving line of credit will be sufficient to fund operations and satisfy our working capital requirements and anticipated capital expenditures through the end of the first quarter of 2003. A decrease in our cash flows or our failure to generate significant revenue from new or existing products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing and/or operating costs, will further adversely impact our business, financial condition and results of operations, and materially adversely affect our ability to continue our business as presently conducted.

         Revenue.

         We cannot predict with any certainty whether we will be able to maintain or improve upon our historical sales volumes with our existing customers, or whether we will be able to attract new customers for our wireless technology products. Continued decreases in the demand for the services of our wireless service customers could lead to a decrease in the demand for our wireless products used by these customers, and further adversely impact our financial condition, revenue, results of operations and cash flows, and materially adversely affect our ability to continue our business as presently conducted.

         Liquidity.

         We currently anticipate that current working capital, including budgeted cash flow and available borrowings under our credit facility, will be sufficient to meet our working capital requirements and anticipated capital expenditures through the end of the first quarter of 2003. If we continue to experience negative cash flow, we may be required to raise additional funds through the private or public sale of additional debt or equity securities or through commercial bank borrowings to fund our working capital requirements and anticipated capital expenditures. Our ability to obtain additional capital will depend on financial market conditions, investor expectations for the wireless technology industry, the national economy and other factors outside our control. There can be no assurance that such additional financing will be available on acceptable terms, or at all. If needed, the failure to secure additional financing would have a material adverse effect on our business, financial condition and operating results and may impair our ability to continue our operations at their current level.

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

Specifically, management must make estimates in the following areas:

         Allowance for doubtful accounts: We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on independent credit reporting services, our experience with the customer and the economic condition of the customer’s industry. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in our industry or the industry of our customers. Reserves are fully provided for all expected or probable losses of this nature. Gross trade accounts receivable along with accounts receivable — related parties balances were $7.8 million and $4.1 million at December 31, 2001 and September 30, 2002, respectively. The allowance for doubtful accounts was $.3 million at December 31, 2001 and September 30, 2002, respectively.

         Inventory adjustments: Inventories are stated at lower of cost (first-in, first-out method) or market. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-down is dependent on various items, including customer demand, economic and competitive conditions, technological advances or new product introductions by us or our customers that vary from our current expectations. In 2001, we determined that certain components in inventory had been adversely impacted by the slowing economy. Accordingly, we recorded charges totaling $34.5 million for excess and obsolete raw material components and finished goods during 2001. In accordance with Emerging Issues Task Force Issue 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments are classified in “Cost of revenue” in the accompanying consolidated statements of operations. Inventories were stated at $6.5 million and $5.4 million at December 31, 2001 and September 30, 2002, respectively.

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

         Software development costs: Software development costs for products sold (primarily firmware embedded in the Company’s products) incurred after technological feasibility is established (i.e., when we have completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet design specifications, and the point at which a product is available for general release to customers, by creating detail program designs of the product) are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” We determine the point at which technological feasibility has been established for a product. Such detail program designs take product function, feature and technical requirements to their most detailed, logical form and are ready for coding. Capitalized software development costs are amortized when products are available for general release to customers, over the estimated useful lives of the products, currently five years. At December 31, 2001 and September 30, 2002, our net software development costs of $2.3 million and $1.9 million, respectively, are grouped with intangible assets in our consolidated balance sheets.

         Accrued restructuring related costs: To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our expenses and liabilities related to our restructurings in accordance with the Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to

Exit an Activity (Including Certain Costs Incurred in a Restructuring).” These estimates consist of future lease obligations offset by estimated sublease income. Our accrued restructuring related costs were $1.8 million and $1.2 million at December 31, 2001 and September 30, 2002, respectively. Such revisions in our estimates of the potential costs or expenses could materially impact our results of operations and financial position.

         Litigation reserves: Litigation reserves for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. Estimates are based upon the facts and circumstances of each case and on advice from legal counsel regarding probable outcomes, if determinable. The likelihood of a material change in these estimated reserves depends on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

         Valuation of deferred income taxes: We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We have established a 100% valuation allowance against our deferred tax assets of $12.3 million and $39.2 million, respectively, at December 31, 2001, due to the uncertainty surrounding the realization of such assets due to various factors, including the risk that we do not attain profitability, the benefits of applying future deductions will not be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which we operate and changes in the deductibility of interest paid on our Series A Redeemable Convertible Preferred Stock, which is classified as subordinated debt in our financial statements.

Revenue Recognition

         Our revenue is generated from the sale of wireless modems to wireless telecommunications operators, wireless data content and service providers, resellers and OEM customers. Revenue from product sales and development services is recognized upon the latest of transfer of title, shipment of the product to the customer or rendering services. Revenues from long-term supply contracts are recognized as products are shipped to customers. We record deferred revenue for cash payments received from customers in advance of product shipments. We grant price protection provisions to certain customers and track pricing and other terms offered to customers buying similar products to assess compliance with these provisions. To date, we have not incurred material price protection expenses. We establish reserves for estimated product returns allowances in the period in which revenue is recognized. In estimating our future product returns, we consider various relevant factors, including our stated return policies and practices and our historical trends. The Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition,” (“SAB 101”) provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. If our shipping policies, including the point of title transfer such as changing from Freight on Board shipping point to Freight on Board destination, were to change, materially different reported results would be likely.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

         Revenue. Revenue for the three months ended September 30, 2002 increased $1.8 million, or 43%, to $5.9 million compared to $4.1 million for the same period in 2001. For the three months ended September 30, 2002, sales of our cradle PC card product increased by $3.5 million, off-set by sales decreases in other products of $1.2 million and OEM products sales decreases of $500,000, each compared to the same period in 2001. The overall increase in product sales is due to the increase in demand for our CDMA wireless products during 2002 compared to 2001. New product sales amounted to $2.7 million following the introduction of the Merlin G100 and G201 PC cards based on GPRS technology in July 2001 and October 2001, respectively, and the Merlin C201 PC card based on CDMA technology in October 2001. Sales of existing products decreased by $900,000. The results for the three months ended September 30, 2002 were negatively impacted by a $1.4 million product return of GPRS units from a European distributor. Third quarter results include revenues for cash received in the Metricom bankruptcy settlement of approximately $1.4 million. Revenues related to the original product shipments that gave rise to this settlement had been deferred pending the outcome of bankruptcy proceedings (See Note 8). However, the value of the inventory related to original product shipments was expensed in the period Metricom filed for bankruptcy. Consequently, the $1.4 million recognized as revenue in the third quarter of 2002 had a 100% gross margin.

         Cost of Revenue. Our cost of revenue for the three months ended September 30, 2002 decreased $4.9 million, or 52%, to $4.5 million compared to $9.4 million for the same period in 2001. The decrease in cost of revenue was primarily due to a $4.0 million charge for excess and obsolete inventory recorded in the third quarter of 2001, the result of the weakness in the demand for existing products of approximately $2.3 million and a reduction in costs associated with our manufacturing operating capacity of approximately $1.0 million, offset by sales of new products of approximately $2.1 million and an increase in royalty costs of approximately $300,000 due to an increase in sales of products with higher royalty costs.

         Gross Profit (loss). Our gross margin for the three months ended September 30, 2002 increased by $6.7 million to $1.4 million compared to negative $5.3 million during the same period in 2001. Excluding the $4.0 million charge for excess and obsolete inventory in the third quarter of 2001, our gross margin increased by $2.7 million, or 193% to $1.4 compared to negative $1.3 million. The increase in gross margin is due to the higher revenues and an increase in sales of products with higher profit margins during the three months ended September 30, 2002 compared to the same period in 2001 as described above.

         Research and Development. Our research and development expenses for the three months ended September 30, 2002 decreased $1.8 million, or 40%, to $2.7 million compared to $4.5 million for the same period in 2001. The decrease was due to a decrease in personnel expenses of approximately $1.1 million, a decrease in research supplies and expendable equipment of approximately $800,000, a decrease in consulting expenses of approximately $500,000, an increase in non-recurring engineering customer payments to us of approximately $200,000, a decrease in depreciation and facility overhead expenses of approximately $200,000 and a decrease in travel costs of approximately $100,000. The Company reached technological feasibility on certain software development activities and subsequently capitalized $1.1 million during the three months ended September 30, 2001. No costs were capitalized during the three months ended September 30, 2002.

         Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2002 decreased $1.3 million, or 57%, to $1.0 million compared to $2.3 million for the same period in 2001. The decrease was the result of a reduction in personnel expenses of $800,000, a reduction in facility overhead expenses of approximately $200,000, a reduction in advertising and marketing costs of approximately $200,000 and a reduction in travel costs of approximately $100,000.

         General and Administrative. General and administrative expenses for the three months ended September 30, 2002 decreased $1.0 million, or 48%, to $1.1 million compared to $2.2 million for the same period in 2001. This decrease was due to a decrease in personnel expenses of approximately $600,000, a decrease in professional fees of approximately $200,000, a decrease in insurance expenses of approximately $100,000 and a reduction in travel costs of approximately $100,000.

         Restructuring Charges. Restructuring charges for the three months ended September 30, 2002 were $700,000 compared to $900,000 for the same period in 2001. The costs in 2001 and 2002 are primarily made up of lease termination costs and facility closure costs.

         Amortization of deferred stock compensation. Amortization of deferred stock compensation for the three months ended September 30, 2002 decreased $1.8 million, or 73%, to $600,000 compared to $2.4 million for the same period in 2001. This decrease is due to the Company’s use of the attributable method for deferred compensation originating in fiscal 2000 and a reduction in gross deferred compensation for stock option cancellations during 2001 and during the first quarter of 2002 totaling $1.5 million and $1.1 million, respectively.

         Interest Income. Interest income for the three months ended September 30, 2002 amounted to $25,000 compared to $300,000 for the same period in 2001. The decrease is primarily due to reduction in the cash balances in the third quarter of 2002 compared to the same period in 2001.

         Net Loss. The net loss for the three months ended September 30, 2002 decreased $12.5 million, or 72%, to $4.9 million compared to $17.4 million for the same period in 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

         Revenue. Revenue for the nine months ended September 30, 2002 decreased $15.5 million, or 43%, to $20.9 million compared to $36.4 million for the same period in 2001. For the nine months ended September 30, 2002, sales of our cradle products decreased by $9.7 million, OEM product sales decreased by $6.6 million and PC card product sales increased by $800,000 compared to the same period in 2001. The overall decrease in product sales is due to the weakness in demand for wireless products and decreases in demand for wireless access services for the transmission of data during 2002 compared to 2001. New product sales amounted to $10.8 million with the introduction of the Merlin G100 and G201 PC cards based on GPRS technology in July 2001 and October 2001, respectively, and the Merlin C201 PC card based on CDMA technology in October 2001. Sales of existing products decreased by $26.3 million. The results for the nine months ended September 30, 2002 were negatively impacted by a $1.4 million product return of GPRS units from a European distributor. Third quarter results include revenues for cash received in the Metricom bankruptcy settlement of approximately $1.4 million. Revenues related to the original product shipments that gave rise to this settlement had been deferred pending the outcome of bankruptcy proceedings (See Note 8). However, the value of the inventory related to original product shipments was expensed in the period Metricom filed for bankruptcy. Consequently, the $1.4 million recognized as revenue in the third quarter of 2002 had a 100% gross margin.

         Cost of Revenue. Our cost of revenue for the nine months ended September 30, 2002 decreased $40.7 million, or 69%, to $18.5 million compared to $59.3 million for the same period in 2001. The decrease in cost of revenue was primarily the result of the weakness in the demand for existing products of approximately $23.7 million, a $23.0 million charge for excess and obsolete inventory recorded in the first nine months of 2001 and a reduction in costs associated with our manufacturing operating capacity of approximately $3.1 million, offset by sales of new products of approximately $8.5 million and an increase in royalty costs of approximately $600,000 due to an increase in sales of products with higher royalty costs.

         Gross Profit (loss). Our gross margin for the nine months ended September 30, 2002 increased by $25.2 million, to $2.4 million compared to negative $22.9 million during the same period in 2001. Excluding the $23.0 million charge for excess and obsolete inventory in the first nine months of 2001, our gross margin increased by $2.3 million to $2.4 million compared to $100,000. The increase in gross margin is due to the lower cost of revenues during the nine months ended September 30, 2002 compared to the same period in 2001 as described above.

         Research and Development. Our research and development expenses for the nine months ended September 30, 2002 decreased $5.5 million, or 34%, to $10.7 million compared to $16.2 million for the same period in 2001. The decrease was due to a decrease in personnel expenses of approximately $2.9 million, a decrease in research supplies and expendable equipment of approximately $1.7 million, a decrease in depreciation and facility overhead expenses of approximately $800,000, a decrease in outside services of approximately $700,000, an increase in non-recurring engineering customer payments to us of $700,000 and a decrease in travel costs of approximately $300,000. The Company reached technological feasibility on certain software development activities and subsequently capitalized $100,000 during the nine months ended September 30, 2002 as compared to $1.6 million during the same period in 2001.

         Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2002 decreased $6.7 million, or 64%, to $3.7 million compared to $10.4 million for the same period in 2001. The decrease was due to a decrease in personnel expenses of $3.9 million, a decrease in advertising and marketing costs of approximately $900,000, a decrease in facility overhead expenses of approximately $900,000, a decrease in travel costs of approximately $600,000, a decrease in outside services of approximately $100,000 and a decrease in equipment expenses of approximately $200,000.

         General and Administrative. General and administrative expenses for the nine months ended September 30, 2002 decreased $1.9 million, or 29%, to $4.6 million compared to $6.5 million for the same period in 2001. This decrease was due to a decrease in personnel expenses of approximately $2.2 million, a decrease in equipment expenses of approximately $200,000, a decrease in bad debt expense of approximately $100,000, a decrease in travel costs of approximately $100,000 and a decrease in insurance expense of approximately $100,000, offset by an increase in allocated facility and overhead expenses of approximately $700,000 and an increase in professional fees of approximately $100,000

         Restructuring Charges. Restructuring charges for the nine months ended September 30, 2002 were $1.3 million compared to $4.8 million for the same period in 2001. The 2002 charges were incurred as a result of continued restructuring activities during the first three quarters of 2002. The costs for 2002 are made up of personnel termination benefits of $700,000 and facility closing and lease obligation costs of approximately $600,000. The costs for 2001 were incurred during the first and third quarters of 2001 and are made up of personnel termination benefits of approximately $2.2 million and facility closing and lease obligation costs of approximately $2.6 million.

         Amortization of deferred stock compensation. Amortization of deferred stock compensation for the nine months ended September 30, 2002 decreased $6.0 million or 66% to $3.1 million compared to $9.0 million for the same period in 2001. This decrease is due to the Company’s use of the attributable method for deferred compensation originating in fiscal 2000 and a reduction in gross deferred compensation for stock option cancellations during 2001 and during the first nine months of 2002 totaling $1.5 million and $1.1 million, respectively.

         Interest Income. Interest income for the nine months ended September 30, 2002 decreased by approximately $1.3 million, or 87%, to $200,000 compared to $1.5 million for the same period in 2001. The decrease is primarily due to reduction in the cash balances in the first nine months of 2002 compared to the same period in 2001.

         Net Loss. The net loss for the nine months ended September 30, 2002 decreased $47.3 million, or 69%, to $21.2 million compared to $68.5 million for the same period in 2001.

Liquidity and Capital Resources

         We believe that our available cash reserves, which includes proceeds from our common stock financing in September 2002, together with our operating cash flows and available borrowings under our revolving line of credit, which we are in the process of renewing with our bank will be sufficient to fund operations and to meet our working capital needs and anticipated capital expenditures through the end of the first quarter of 2003. However, there can be no assurance that we will become profitable or generate positive cash flows. If we fail to significantly increase revenues and reduce costs, we will continue to experience losses and negative cash flows from operations. Consequently, we may be required to seek additional financing in the future. If we are unable to obtain additional financing, we may not be able to continue as a going concern.

         Since our inception, we have funded our operations primarily through sales of our equity securities and the issuance of the Series A Redeemable Convertible Preferred Stock which is classified as subordinated debt in our financial statements, and to a lesser extent, capital lease arrangements and borrowings under our line of credit. To date, gross proceeds from these transactions have totaled approximately $179.3 million, including gross proceeds from our initial public offering in November 2000 of $56 million, gross proceeds from the exercise of the underwriters over-allotment option in December 2000 of $8.2 million, gross proceeds from the Series A Redeemable and Convertible Preferred Stock financing in December 2001 of approximately $27.2 million and gross proceeds from the common stock issuance in September 2002 of approximately $2.8 million. At September 30, 2002, we had approximately $6.6 million in cash and cash equivalents.

         We are party to a credit facility with Silicon Valley Bank, Commercial Finance Division, which allows the Company to borrow up to the lesser of $5 million at any one time outstanding or 80% of eligible accounts receivable balances. This credit facility bears interest at prime plus 2% (6.75% at September 30, 2002), is secured by substantially all of the assets of the Company and expires on November 29, 2002. As of September 30, 2002, $700,000 of borrowings were outstanding under this facility. We are currently in the process of renewing our line of credit facility, the outcome of which could result in amended terms and/or financial covenants.

         We currently anticipate the current working capital, including budgeted cash flow and available borrowings under our credit facility, will be sufficient to meet our working capital requirements and anticipated capital expenditures through the end of the first quarter of 2003. If the we continue to experience negative cash flow, we may be required to raise additional funds through the private or public sale of additional debt or equity securities or through commercial bank borrowings to fund our working capital requirements and anticipated capital expenditures. Our ability to obtain additional capital will depend on financial market conditions, investor expectations for the wireless technology industry, the national economy and other factors outside our control. There can be no assurance that such additional financing will be available on acceptable terms, or at all. If needed, the failure to secure additional financing would have a material adverse effect on our business, financial condition and operating results and may impair our ability to continue our operations at their current level.

         The accompanying financial statements contemplate the realization of assets and satisfaction of liabilities in the normal course of business. There can be no assurance that the plans discussed above will be successful or that we will become profitable or generate positive cash flows. If we fail to significantly increase revenues, collect accounts receivable balances and reduce costs, we will continue to experience losses and negative cash flows from operations. Consequently, assets and liabilities might not be realized and settled in the normal course of business. We are currently pursuing additional sources of capital.

         For the nine months ended September 30, 2002, we used net cash in operating activities of $22.4 million compared to $46.6 million during the same period in 2001. Our operating activities during the nine months ended September 30, 2002, included a use of cash to fund our net loss of $21.2 million, which includes depreciation and amortization expense of approximately $3.6 million and a $3.1 million non-cash charge for deferred compensation expenses related to stock options issued to employees during 2000. During the nine months ended September 30, 2002, we used cash by decreasing inventory purchase commitments by $5.4 million, decreasing accounts payable by $8.0 million, decreasing accrued expenses by $700,000 and decreasing the restructuring accrual by $600,000, offset by cash generated from decreasing accounts receivable by $3.7 million, decreasing prepaid expenses and other assets by $1.4 million, decreasing inventories by $1.1 million and increasing deferred revenues by $600,000.

         Our net cash used in investing activities for the nine months ended September 30, 2002 was $200,000, which included purchases of property and equipment of $100,000 and capitalized software development costs of $100,000. Our net cash used in investing activities for the nine months ended September 30, 2001 was $8.6 million, which included purchases of property and equipment of $6.0 million, software development costs of $1.7 million and purchases of intangibles of $900,000.

         There was no net cash provided from financing activities for the nine months ended September 30, 2002. During the period we had net cash proceeds from the issuance of common stock of $2.4 million and the exercise of stock options of approximately $400,000, offset by $1.6 million of cash used to repurchase stock as part of the Sanmina litigation settlement (see Note 8), $800,000 of repayments under our line of credit, $200,000 of cash used for offering costs for the Series A preferred stock offering in December 2001 and $100,000 of payments under capital lease obligations. Cash provided from financing activities for the nine months ended September 30, 2001 was $9.2 million, primarily from borrowings on our line of credit of $8.5 million and proceeds from the exercise of stock options and warrants of approximately $700,000.

         Our common stock is listed on The NASDAQ Stock Market’s National Market. In order for our common stock to continue to be listed on The NASDAQ National Market, we must satisfy various listing maintenance standards established by NASDAQ, including a requirement that we maintain a minimum closing bid price of at least $1.00 per share for our common stock, subject to certain exceptions. During 2002, the quoted per share market price for our common stock fell below the minimum closing bid price of $1.00 per share in excess of the maximum number of days permitted by NASDAQ. As a result, our common stock became subject to delisting from The NASDAQ National Market, subject to a hearing before NASDAQ’s Listing Qualifications Panel. In October 2002, following a written hearing before NASDAQ’s Listing Qualifications Panel, we effected a reverse stock split which resulted in the increase in the quoted per share market price of our common stock to above $1.00. To regain compliance with The NASDAQ National Market’s listing standards, NASDAQ has informed us that we must maintain a closing bid price of at least $1.00 per share for the 10 consecutive trading days through November 13, 2002, as well as comply with all other listing requirements, including having stockholder’s equity of at least $10.0 million, subject to NASDAQ’s Listing Qualifications Panel’s discretion to subject us to continued review based on the trading activity of our common stock through November 13, 2002. Accordingly, as of November 13, 2002, we remain under review by NASDAQ’s Listing Qualifications Panel until we satisfy these requirements or such date as NASDAQ may determine. As of September 30, 2002, our stockholder’s equity was $11.7 million. In addition, as of November 12, 2002, the quoted closing price per share of our common stock was $1.79. If we continue to sustain losses or are not otherwise able to maintain stockholder’s equity of $10.0 million, or if the quoted closing bid price per share for our common stock falls below $1.00 per share, we will again be subject to delisting from The NASDAQ National Market. Consequently, we cannot assure you that our common stock will continue to be listed on The NASDAQ National Market. If our common stock is delisted from The NASDAQ National Market, we may be able to qualify for listing on The NASDAQ Small Cap Market if we are able to satisfy all requirements for continued listing on that market, including maintaining a minimum closing bid price of at least $1.00 per share and having stockholder’s equity of at least $2.5 million. However, delisting from The NASDAQ National Market or the transfer to The NASDAQ Small Cap Market could have an adverse affect on the liquidity and quoted per share trading price of our common stock and on our ability to raise capital through the issuance of common stock or securities convertible into common stock.

Related Party Transactions

         We sell products to Airlink Communications, Inc., (“Airlink”) a wireless software infrastructure business, which integrates our modems into their products. Airlink’s Chairman of the Board and Airlink’s principal stockholder is also a member of Novatel’s Board of Directors and a stockholder of Novatel. Sales to Airlink were $1,783,000 for the year ended December 31, 2001 and $1,745,000 and $29,000 for the nine months ended September 30, 2001 and 2002, respectively. Receivables from Airlink amounted to $778,000 as of December 31, 2001 and $291,000 as of September 30, 2002. In May 2001, Novatel and Airlink entered into a $1.6 million secured promissory note agreement for the payment of products sold to Airlink. The first payment of $300,000, plus accrued interest was paid by Airlink on September 1, 2001, and the remaining principal balance, plus accrued interest, was due in eight equal monthly installments with the final payment due May 1, 2002. The note accrued interest at prime plus 3% (7.75% at September 30, 2002) and was secured by all of Airlink’s assets. Novatel has sold similar products to other parties at unit prices similar to those under our arrangement with Airlink.

         In September 2001, we entered into a second agreement with Airlink for the payment of $1.1 million for additional products shipped to Airlink during September 2001. In December 2001, Airlink returned $750,000 of the products shipped to Airlink during September 2001. At December 31, 2001 and September 30, 2002, the receivable from Airlink under this agreement was $393,000 and $375,000, respectively, which includes accrued interest. In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” we will record revenue under this agreement when the collection of the receivable becomes reasonably assured. No revenues were recorded pursuant to this agreement in 2001 or 2002.

         During the first quarter of 2002, Airlink became delinquent in making scheduled payments under the terms of the above agreements and after substantial negotiations and evaluating various collection alternatives, in May, 2002, Novatel and Airlink entered into an Agreement and Plan of Reformation which terminated and combined the two previous separate agreements into one secured promissory note for approximately $950,000 which is secured by substantially all of Airlink’s assets. Consistent with the previous notes, Airlink’s Chairman of the Board has also personally guaranteed this promissory note. The terms of this note provided for Airlink to pay us a first payment of $70,000 in June 2002, which was paid, as well as a specified percent of Airlink’s gross monthly cash receipts. The outstanding balance of the note at September 30, 2002 was $666,000. The note accrues interest at prime plus 3% (7.75% at September 30, 2002). Additional receipts of approximately $10,000 were received in October 2002. The balance from Airlink at October 31, 2002 is $663,000. Airlink is also delinquent in making scheduled payments under the Agreement and Plan of Reformation and the Company is evaluating its available legal remedies.

         On June 30, 2000, Aether Capital, LLC, purchased $20 million of the Company’s Series D convertible preferred stock. Aether Capital, LLC is the investment arm of Aether Systems, Inc., which is the sole member of Aether Capital, LLC. David S. Oros, one of Novatel’s directors, who joined the Company’s board in July 2000, serves as Chairman, Chief Executive Officer and President of Aether Systems, Inc. Mr. Oros was also a director of OmniSky Corporation, in which Aether Systems, Inc. was an investor. As a result of this capital transaction, OmniSky Corporation, a one-time significant customer, became a related party and we commenced recording sales to OmniSky as “Revenue-Related Parties” in the third quarter of 2000. Sales to OmniSky amounted to $1,901,000 for the year ended December 31, 2001 and $1,628,000 for the six months ended June 30, 2001. Receivables from OmniSky Corporation amounted to $143,000 as of December 31, 2001 and September 30, 2002, which has been fully reserved, as a result of OmniSky’s December 2001 filing for Bankruptcy protection. This was an arms-length transaction between Aether and us.

         In December 2001, we entered into a software license, maintenance and support agreement with Aether Capital LLC. Under this agreement, we purchased a software license from Aether Capital LLC for $870,000 and a one-year maintenance and support service agreement for $130,000. During the nine months ended September 30, 2002, we paid $725,000 under this agreement and the remaining $275,000 is included in “Accounts Payable” at September 30, 2002 and is payable in 2002. Simultaneously with this license agreement, Aether Capital LLC purchased 3,000 shares of the Series A Preferred Stock for a purchase price of $3.0 million and received warrants to purchase up to

77,922 shares of the Company’s common stock at an exercise price of $18 per share. The terms and conditions of this investment by Aether Capital LLC were identical to those on which other investors purchased shares of our Series A Preferred Stock in December 2001. This was an arms-length transaction between Aether and us.

         We utilized an entity to provide technical support services for $16,000 per month through June 30, 2002. The Company’s Chairman and Chief Executive Officer is a board member and an option holder of this entity. Payments made to this entity during the year ended December 31, 2001 and the nine months ended September 30, 2002 were $62,000 and $96,000, respectively. This was an arms-length transaction between this company and us.

         During 2001, we made payments of approximately $169,000 to Centurion Wireless Technologies, Inc., (“Centurion”) in connection with the purchase of certain wireless modem antennae. Centurion is a portfolio company of Cornerstone Equity Investors, LLC (“Cornerstone”.) Two of Cornerstone’s managing directors serve on Novatel’s board of directors and Cornerstone is a stockholder of Novatel. There were no purchases from Centurion during the first nine months of 2002. In July 2002, we paid the final payable balance of $41,000 to Centurion. This was an arms-length transaction between Centurion and us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We do not currently use derivative financial instruments. We generally place our cash and short-term investments in high-credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations. The Company’s credit facility and related interest cost on borrowings is affected by the variations in the U.S. prime rate of interest. As of September 30, 2002, we had $700,000 outstanding under our line of credit. We do not expect any material loss from our cash and cash equivalents and therefore believe that our potential interest rate exposure is not material; however, these investments are subject to interest rate risk. We do not currently enter into foreign currency hedge transactions. Through September 30, 2002, we had a foreign currency loss of approximately $26,000 recorded in general and administrative expenses as a result of foreign currency exchange transactions related to our Canadian subsidiary. Revenues generated outside the United States, as a percentage of total revenues were 10% for the nine months ended September 30, 2002 and 9.0% for the same period in 2001. Fluctuations in foreign exchange rates could impact future operating results.

Item 4. Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports required to be filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

         There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

         See Note 8 to our consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

         Our Registration Statement on Form S-3, as amended (Registration No. 333-100633) related to the issuance of Common Stock was filed on November 6, 2002. A total of 1,486,864 shares of our common stock were registered on our behalf. Net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $2.4 million.

Item 4. Submission of Matters to a Vote of Security Holders

         On September 17, 2002, we held a Special Meeting of Stockholders at which our Stockholders approved a proposal authorizing a series of amendments to our amended and restated certificate of incorporation to effect a combination of the Company’s common stock (the “Reverse Split”) in a ratio anywhere between 1 for 10 and 1 for 20. The proposal also authorized the Company’s board of directors, in its sole discretion, to determine the precise ratio of the Reverse Split or determine to abandon the Reverse Split altogether. The number of votes cast for, against or withheld, and the number of abstentions with respect to the matter voted upon is set forth below.

	For	Against/Withheld	Abstentions

Approval of Reverse Split	3,353,909	402,892	2,526

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

         3.1  Amendment to Amend and Restated Certificate of Incorporation, as Amended, of Novatel Wireless, Inc.

         (b)  Reports on Form 8-K

         Current reports on Form 8-K, filed July 19, 2002, August 14, 2002, October 21, 2002 and November 6, 2002.

         Current reports on Form 8-K/A, filed July 31, 2002 and September 12, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2002	Novatel Wireless, Inc.

By:	/s/ John E. Major

John E. Major Chairman and Chief Executive Officer

By:	/s/ Melvin L. Flowers

Melvin L. Flowers Senior Vice President of Finance, Chief Financial Officer, Principal Accounting Officer and Secretary

Certifications

I, John E. Major, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Novatel Wireless, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOHN E. MAJOR
John E. Major Chairman and Chief Executive Officer

I, Melvin L. Flowers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Novatel Wireless, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MELVIN L. FLOWERS

Melvin L. Flowers Senior Vice President, Finance, Chief Financial Officer, Principal Accounting Officer and Secretary