Form 10-K
period 2002-12-31
NOVATEL WIRELESS INC
filed 2003-03-31
CIK 1022652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002

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

      The number of shares of the Registrant’s common stock outstanding as of March 10, 2003 was 6,984,823.

      The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on March 10, 2003 as reported by The Nasdaq National Market, was approximately $5,445,790. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 5% or greater shareholders, based on Schedule 13G filings, have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. The Registrant does not have any non-voting stock issued or outstanding.

Documents Incorporated by Reference

      The Registrant’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated by reference into Part III of this Form 10-K to the extent stated herein.

      Certain exhibits filed with the Registrant’s prior registration statements and reports on Forms 10-K, 10-Q, S-1, S-3, S-8 and 8-K.

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

Trademarks

      The Novatel Wireless logo, “Minstrel,” “Merlin,” “Sage,” “Lancer,” and “Expedite” are trademarks of Novatel Wireless, Inc. “Minstrel” and “Sage” are registered with the U.S. Patent and Trademark Office. All other brands, products and company names mentioned herein are trademarks of their respective holders.

i

Item 1. Business

Overview

      We are a provider of wireless data access solutions, including wireless data modems and software for use with portable personal computers and with handheld computing devices. We deliver innovative and comprehensive solutions that enable businesses and consumers to access personal, corporate and public information through e-mail, enterprise networks and the Internet. We also offer wireless data modems and custom software and hardware engineering services and systems integration services to our customers to facilitate use of our products.

      Our current product portfolio includes the following:

•	The Merlin Family of Wireless PC Card Modems for portable and desktop PCs and handheld computing devices;

•	The Minstrel Family of Wireless Handheld Modems, for handheld computing devices; and

•	The Expedite Family of Wireless OEM Modems for custom integration with computers and other devices.

      Our core modem technology is easily customized to address a broad range of vertical applications. Our customers include wireless telecommunications operators such as Sprint, T-Mobile and MMO2 (formerly BT Cellnet). We also have OEM customers such as, @Road and Remec and we have entered into strategic technology and development relationships within the wireless communications industry with TTP Communications, Sprint PCS, Dell, Lucent Technologies and T-Mobile. We also sell our products through domestic and international distributors such as Hugh Symons, Asia Wireless, Ingram Micro, Global Wireless Data and Cellcom.

Product Benefits

     Breadth of Wireless Access Products

      Our products enable both portable PCs and handheld computing devices to access the Internet and enterprise networks wirelessly. We also produce wireless modems which enable connections to a broad range of appliances for vertical applications. We are developing additional capabilities for emerging wireless networks in order to afford our customers maximum flexibility in choosing their wireless data access solutions.

     Price Performance Leadership

      We have designed our products to provide high levels of performance and functionality at an attractive price to drive widespread adoption among users. We use software solutions where others still use hardware and we build our products around a common core hardware and software platform.

     Productivity

      Our products improve productivity by enabling portable PCs and handheld computing devices to be continuously connected to the Internet and enterprise networks with a focus on ease-of-use and real-time access to e-mail, messaging, online content and critical personal and professional information. Our products for handheld computing devices also enable wireless synchronization to enable users to backup and access personal and professional data from remote locations. These features allow mobile professionals to access and manage data even while they are away from traditional work settings, thereby significantly increasing their productivity.

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

     Drive Widespread Adoption of Our Products and Increased Market Penetration

      We intend to drive widespread adoption of our products through increased global marketing activities, strategic pricing and expansion of our sales team and sales distribution networks. We believe these efforts will increase our revenue and our brand recognition. Our product pricing is an important part of this strategy and we will adjust our prices to ensure market penetration by offering value to our customers.

     Expand and Develop Strategic Relationships

      We plan to build and expand on strategic relationships to improve the design and functionality of our wireless access products and gain market share. We intend to establish and maintain relationships with a strategic focus on:

•	Wireless communications companies, and laptop manufacturers such as our existing relationships with Dell, Sprint PCS, MMO2 (formerly BT Cellnet), and T-Mobile, to extend our platform and expand distribution of our products;

•	Distribution companies including Brightpoint, Asia Wireless and Hugh Symons;

•	Technology companies, such as our existing relationships with Qualcomm, Lucent, and TPP Communications Ltd. to accelerate the time to market and expand the capabilities of our new products.

     Continue to Target Key Vertical Markets

      We market our products to key vertical industry segments by offering them products that increase productivity, reduce costs and create operational efficiencies. We are currently working with, among others, Commerciant in retail/ point of sale and @Road in vehicle tracking. We believe that continuing improvements in wireless computing technologies will create additional vertical markets and more applications for our products.

Products

      We currently offer a variety of wireless data access solutions to Original Equipment Manufacturers, commonly referred to as OEMs, Value Added Resellers, referred to as VARs, systems integrators, wireless telecommunications operators, enterprise, mobile professionals and consumers. We offer Type II PC Card modems for portable personal computers and Windows Pocket PC mobile computing devices which operate on CDMA, GSM/ GPRS, and CDPD data wireless networks.

      The following table lists our principal product lines and applications:

Product	Application

Wireless PC Cards and Modems
• Merlin Wireless PC Card Modem for CDMA	• Portable and desktop PCs
• Merlin Wireless PC Card Modem for GSM/GPRS	• Portable and desktop PCs
• Merlin Wireless PC Card Modem for CDPD	• Portable and desktop PCs
• Merlin Wireless PC Card Modem for UMTS	• Portable and desktop PCs
• Sage® Wireless Serial Modem for CDPD	• Portable and desktop PCs
OEM Products
• ExpediteTM Wireless Embedded Modem for CDMA	• point of sale terminals, automated teller machines, vehicle tracking
• ExpediteTM Wireless Embedded Modem for GPRS	• point of sale terminals, automated teller machines, vehicle tracking
• ExpediteTM Wireless Embedded Modem for CDPD	• point of sale terminals, automated teller machines, vehicle tracking
Wireless Cradle Devices
• Minstrel IIITM Wireless Handheld Modem	• Palm III handheld device
• Minstrel VTM Wireless Handheld Modem	• Palm V handheld device
• Minstrel 500 Wireless Handheld Modem	• Palm 500 handheld device

     Wireless PC Cards and Modems

      Our Merlin Wireless PC Card Modem, which was designed for Windows 95/98/2000/ NT Millennium Edition and XP / Pocket PC computers, allows mobile professionals and consumers to send and receive e-mail, including attachments, and to connect wirelessly to their enterprise networks and to the Internet.

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

      The Merlin U530 Wireless PC Card modem is a high-speed data device designed to enable mobile users to access the Internet and corporate networks over third-generation (3G) Universal Mobile Telecommunications System (UMTS) networks. This product was unveiled in March 2003 and has been created under the joint development agreement between us and Lucent Technologies.

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

     OEM Products

      The Expedite C201 is a single wireless component ideally-suited for integration into industrial and mobile devices to enable wireless applications such as telemetry, inventory monitoring, automated banking, vending machines, vehicle tracking, security, point of sale and more. Complete with SMS text messaging, the Expedite C201 can also enhance laptop computers, handheld devices, tablet PCs, and smart phones with high-speed access to the Internet, email, corporate networks, calendars, tasks and contact information. The modem has two separate firmware options to enable high-speed wireless data access at peak speeds of up to 144 kbps in CDMA2000 1X or 14.4kbps in IS-95A circuit switched coverage areas.

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

      With its exclusive design, the Expedite G301 uses packet switching techniques based on the global GPRS standard to deliver wireless data at speeds up to 53.6 kbps (multi-slot class 10). It also supports GSM circuit switched data communication to 14.4 kbps, as well as SMS text messaging, very low power consumption including a Sleep Mode feature and the smallest form factor in the industry. The Over-the-Air-Download feature helps reduce life cycle cost and keep all products operating at peak performance by allowing firmware upgrades without having to recall the unit. These key features make it a compelling choice for wireless data applications.

     Wireless Cradle Devices

      Our Minstrel Family of wireless data modems adds two-way communications capability to the Palm Family of handheld computing devices and private labeled derivatives. The Minstrel wireless “cradles” maintain the key advantages of these devices: size, ease-of-use, synchronization and customization. Minstrel provides users with complete portable access to enterprise networks, e-mail and the Internet without the limitation of wired connections. Minstrel can also be used with most third-party software developed for the Palm Family of handheld computing devices.

Our Technology Focus

      In addition to developing products based on the technology standards mentioned above, we have developed and continue to build on the following key technology areas:

Advanced Radio Frequency Design. Advanced Radio Frequency (RF) design is the key technology that determines the performance of wireless devices. We have specialized in the 800/ 900 MHz designs for analog and digital cellular, packet data and spread spectrum systems. Our proprietary RF technology contributes to the performance, small size and low cost of products. We are currently developing the 900, 1800 and 1900 MHz RF technology for future high speed wireless systems including UMTS, GPRS and CDMA technologies.

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

Customers

      Our customers include wireless telecommunications operators, distributors, wireless data content and service providers, OEM customers, professionals and consumers. The following is a representative selection of our customers:

Wireless
Telecommunications
Operator Customers	Distributors	OEM Customers

Sprint	Ingram Micro	IBM
Cellcom (Middle East)	Tech Data	@Road (vehicle tracking)
T-Mobile (formerly Voicestream)	Asia Wireless	IVI Checkmate
AT&T	Global Wireless	Dell
MMO2 (formerly BT Cellnet)		Lipman Electronic Eng.

      Sprint, @Road, T-Mobile, and Asia Wireless accounted for 46.5%, 7.0%, 6%, and 4.6% of our revenue, respectively, for the year ended December 31, 2002. In addition, revenue received in the Metricom bankruptcy settlement of approximately $1.4 million accounted for 4.8% of our revenue for the year ending December 31, 2002. Hewlett Packard, Metricom, @Road and Hugh Symons accounted for 13%, 12.4%, 8.9% and 7.4% of our revenue, respectively, for the year ended December 31, 2001. OmniSky, @Road and Go America accounted for 45.4%, 8.7% and 5.6% of our revenue, respectively, for the year ended December 31, 2000. As discussed in “Business Risks and Uncertainties — We depend upon a small number of our customers for a substantial portion of our revenue,” Metricom filed for bankruptcy in July 2001 and Omnisky filed for bankruptcy in December 2001.

      Many of our customer relationships provide us with the opportunity to expand our customer base and market reach. Among those mutually beneficial relationships that augment our sales opportunities are the following:

Wireless Telecommunications Operators. We work closely with our carrier customers to generate demand for our products. Our carrier customers serve as an important sales channel for our products. This approach allows us to combine our wireless data expertise with the carriers’ vast end-customer relationships and broad sales reach. Our carrier customers also provide us and our customers with important services, including field trial participation, first-tier technical support, wireless data marketing and access to additional indirect distribution channels. To leverage these services, we provide carriers with early access to new products, technical training and co-marketing resources. Examples of our other wireless telecommunications operators include T-Mobile, Sprint and MMO2 (formerly BT Cellnet).

Distributors. In North America, we sell our products through dedicated distributors, which include Global Wireless Data, Ingram Micro, and Tech Data. Our international distributors include Asia Wireless and Opticom-Latin America.

OEM Customers. Our OEM customers integrate our products into devices that they manufacture and sell to end-users through their own direct sales forces and indirect distribution channels. Our products are integrated into a broad range of devices, including but not limited to, handheld computing devices, laptops, vehicle location devices (AVLs), electric meters, vending machines, industrial equipment, wireless credit processing and point of sale (POS). Examples of our OEM customers include Remec, Dell, @Road, AirLink, and Lipman Electronic Engineering. We build strong relationships with our OEM customers because they rely heavily on our application engineering support during the process of integrating our products into theirs.

Strategic Alliances

      We intend to continue to develop and maintain strategic relationships within the wireless communications industry which complement and expand our existing distribution network and extend our technology and market reach. These arrangements include strategic technology and marketing relationships with providers of next generation wireless technology, application software developers focused on wireless products, OEM customers which integrate our products into other devices, value-added resellers, distributors, systems integrators and cellular carriers. These strategic relationships allow us to develop the most compelling wireless data products and provide us with access to additional markets, channels of distribution and increased sales opportunities. Our principal strategic alliances to date include the following:

Sprint PCS. Sprint PCS operates the largest all-digital, all-PCS, voice and data nationwide wireless network in the United States. In February 2002, we entered into a two-year agreement under which we will develop and provide Sprint PCS with a wireless PC Card modem that runs on the CDMA 1XRTT network.

Lucent. In August, 2002, we entered into a Joint Development Agreement with Lucent Technologies to create next-generation, high-speed wireless data products designed to allow mobile users to access the internet and corporate networks over the 3G Universal Mobile Telecommunications System (UMTS) networks. Under the terms of the agreement, we are developing multi-mode, multi-band UMTS/ GPRS wireless PC card modems, while Lucent is contributing research, development and marketing support. The agreement is an important step in Lucent’s strategy to accelerate the introduction of third-generation (3G) high-speed data solutions for mobile operators.

Sales and Marketing

      As of December 31, 2002, our sales and marketing organization consisted of 13 employees.

      We sell our products using a multi-channel distribution model which includes both direct and indirect sales. In order to maintain strong sales relationships, we provide co-marketing, trade show, low-cost sales demo units and joint press release support. In addition to our direct sales relationships with carriers and service providers, OEMs and VARs, we also sell our products through domestic and international distributors.

Product Development

      Our product development efforts are focused on developing innovative products and improving the functionality, design and performance of our existing products. We intend to continue to identify and respond to our customers’ needs by introducing new product designs with an emphasis on innovations in the ease-of-use, performance, size, weight, cost and power consumption of our products. We are also currently developing technology and products for high bandwidth wireless applications to address opportunities presented by the next generation packet networks.

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

      For the year ended December 31, 2002, our research and development expense totaled $13.4 million, excluding amortization of deferred compensation. In 2002 and 2001, we capitalized $100,000 and $2.3 million, respectively, related to the development of our CDMA and GPRS products. Our research and development expense totaled approximately $20.8 million for the year ended December 31, 2001 and $13.5 million for the year ended December 31, 2000. As of December 31, 2002, we had 62 engineering and technical professionals in product development and manufacturing, which includes purchasing, fulfillment, quality assurance, quality control, reliability, technical documentation and technical publication.

Manufacturing

      We currently outsource our manufacturing to LG Innotek Co., Ltd, a wholly-owned subsidiary of LG Group, and Solectron de Mexico, S.A. de C.V., a subsidiary of Solectron Corporation. Under our contract manufacturing agreements, LG and Solectron provide component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery services for us and we agree, among other things, to provide our contract manufacturers with firm purchase orders.

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

      Our current and prospective competitors generally fall within the following categories:

•	Wireless modem manufacturers, such as Sierra Wireless, Wavecom, Airprime and Nokia;

•	Wireless device manufacturers, such as Palm and Research In Motion; and

•	Wireless handset manufacturers and next generation wireless technology providers, such as Ericsson, Motorola, and Nokia;

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

      We own a number of trademarks and servicemarks, including Contact®, ExpediteTM, LancerTM, Lancer  3WTM, MerlinTM, Minstrel®, Minstrel IIITM, Minstrel IIIcTM, Minstrel VTM, Minstrel PlusTM, Minstrel STM, Minstrel 540TM, MissionONETM, Sage® and VikingTM, each with its accompanying designs, and the Novatel Wireless logo.

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

Employees

      As of December 31, 2002, we had a total of approximately 92 employees, including 13 in sales and marketing, 62 in engineering, manufacturing, research and development and 17 in general and administrative functions. Our future performance depends, in significant part, upon our ability to retain existing personnel in key areas including engineering and sales. Competition for qualified technical personnel has been intense, especially in the San Diego area where we are headquartered, and we cannot be sure that we will be successful in attracting or retaining qualified technical personnel in the future. Our employees are not represented by any collective bargaining unit, and we consider our relationship with our employees to be good.

Risks Related to Our Business

We need to receive shareholder approval to receive all the funds provided for under the transaction we entered into on March 12, 2003.

      We currently do not have sufficient working capital to continue operations through the second quarter of 2003. As a consequence, on March 12, 2003, we entered into a private placement transaction in which we issued $1.2 million in convertible debt securities and related common stock purchase warrants and agreed, subject to stockholder approval, to issue additional convertible debt as well as convertible preferred stock, and common stock purchase warrants.

      If stockholder approval is not obtained, we would not be able to complete this transaction and our working capital would be insufficient to continue operations. In addition, if stockholder approval of this transaction is not obtained, the holders of the $1.2 million convertible debt that we issued would be entitled to require that we repay the indebtedness either in cash or in shares of Common Stock, subject to Nasdaq’s rules and regulations. Moreover, given the recent quoted market price per share of our Common Stock, stockholder approval is all but required for practically any issuance of equity securities that would generate net proceeds sufficient to maintain operations through the remainder of the calendar year. Because of the length of time required to negotiate an alternative transaction with prospective investors and assuming such transaction were an equity issuance, or an issuance of securities convertible into or exercisable for our equity securities, present it to our stockholders for approval, in light of our current financial condition, it is unlikely that we would be able to continue operations long enough to pursue an alternative source of financing. Refer also to Note 2 of the Consolidated Financial Statements included in Item 8 of this Form 10-K.

We have incurred significant operating losses since our inception and without the increase of revenues and gross margins and if we are unable to increase our revenue and gross margins, we may continue to incur significant net losses and negative cash flows.

      We have incurred significant operating losses and net losses in each quarterly and annual period since our inception. We incurred net losses of $46.9 million for the year ended December 31, 2000, $90.9 million for the year ended December 31, 2001 and $28.3 million for the year ended December 31, 2002. In addition, we had negative cash flows from operations of $41.0 million for the year ended December 31, 2000, $55.4 million for the year ended December 31, 2001 and $28.7 million for the year ended December 31, 2002. As of December 31, 2002, we had an accumulated deficit of $230.4 million. If we are unable to increase our revenue and gross margins sufficiently to offset our expenses, we will not achieve profitability and our operating losses, net losses and negative cash flows will continue.

If we continue to experience negative cash flow, we may need to raise additional capital to fund our working capital requirements and anticipated capital expenditures.

      We currently anticipate that current working capital, including cash and debt relief from the March 12, 2003 transaction, assuming shareholder approval, budgeted cash flow and available borrowings under our credit facility, will be sufficient to meet our working capital requirements and anticipated capital expenditures through the point at which we achieve break-even cash flows, which is forecasted to be in the second half of 2003. However, the forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. Our budgeted cash flows include assumptions about increased volumes and decreased expenditures. We currently do not have orders from customers that equal the revenues assumed in our budget. If we are unable to increase our revenue and gross margins sufficiently to offset our operating expenses, we will continue to experience negative cash flow and may be required to raise additional funds through the private or public sale of additional debt or equity securities or through commercial bank borrowings to fund our working capital requirements and anticipated capital expenditures. Our ability to obtain additional capital will depend on financial market conditions, investor expectations for the wireless technology industry, the national economy and other factors outside our control. If we are able to obtain funds through the issuance of equity securities, our stockholders will experience dilution and such newly-issued equity securities may have rights, preferences or privileges senior to the current holders of our capital stock. There can be no assurance that such additional financing will be available on acceptable terms, or at all. If needed, the failure to secure additional financing would have a material adverse effect on our business, financial condition and operating results and may impair our ability to continue our operations at their current level. Our auditors’ report on our 2002 Consolidated Financial Statements was modified to highlight an uncertainty about our ability to continue as a going concern.

We have been operating only since 1996 and our historic operating results may not be an indication of future operations.

      We launched our first wireless modem in 1996 and we have a limited operating history. We are subject to risks, expenses and uncertainties that young and growing companies like ours face, particularly in the evolving wireless communications market. These considerations include our ability to continue to expand our customer base, maintain our current strategic-relationships and develop new ones, deliver products associated with our key contracts in a profitable and timely manner, attract and retain qualified personnel and manage our growth.

Because we have only recently commenced commercial sales of our products, our past results and rates of growth may not be meaningful, and they should not be relied upon as an indicator of our future performance.

If we cannot deliver products associated with our supply contracts in a profitable and timely manner, our reputation could be harmed and our revenue and profit margins may decrease.

      Our ability to generate future revenue under any of our supply contracts depends upon our ability to manufacture and supply products that meet defined specifications. To realize the benefits of these contracts, we will have to manage the following risks successfully:

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

If the demand for wireless access to the enterprise networks and Internet does not increase, our revenue and gross margins may not be sufficient to cover our operating expenses.

      The markets for wireless internet products and services are relatively new and rapidly evolving, both technologically and competitively. Market demand for our products has not generated sufficient revenues to cover our operating costs.

      Our financial condition, results of operations and cash flows have been adversely affected since 2000 as a result of market demand for both wireless products and wireless access services for the transmission of data developing at a slower rate than we anticipated. A significant amount of our revenue is generated by our products for portable PCs and handheld computing devices. In addition, certain recent models of portable PCs and handheld computing devices include internal wireless modems installed by the manufacturer which reduce the need for consumers to purchase our wireless modem products. Our failure to generate significant revenue from new or existing products, whether due to the purchase by more consumers of portable PCs and handheld computing devices with internal wireless modems, lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing or operating costs, will adversely impact our business, financial condition and results of operations.

We are applying to transfer the listing of out common stock the The Nasdaq SmallCap Market and we cannot provide assurance that the average daily trading volume for our common stock while listed on the SmallCap Market will be as great as the average daily trading volume of our common stock while it was listed on the National Market.

      On March 27, 2003, we applied to transfer the listing of our common stock to The Nasdaq SmallCap Market because we no longer complied with The Nasdaq National Market’s minimum stockholder equity requirement of $10 million. Securities listed on the SmallCap Market may have less visibility and demand than securities listed on the National Market. As a result, we cannot provide assurance that the average daily trading volume for our common stock while listed on the SmallCap Market will be as great as the average daily trading volume of our common stock while it was listed on the National Market. In addition, we cannot assure whether or by when we might qualify to return the listing of our common stock to the National Market.

The marketability of our products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.

      The success of our business depends on the capacity, affordability and reliability of wireless data access provided by various wireless telecommunications operators. Currently, various wireless telecommunications operators such as Sprint, either directly or jointly with us, sell our products in connection with the sale of their wireless data access services to their customers. Growth in demand for wireless data access may be limited if wireless telecommunications operators cease operations, fail to offer services which customers consider valuable, fail to maintain sufficient capacity to meet demand for wireless data access, delay the expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services or fail to market their services effectively. If any of these occurs, or if for any other reason the demand for wireless data access fails to grow, sales of our products will decline and our business, financial condition, results of operations could be materially adversely affected.

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

      We currently outsource our manufacturing to LG Innotek Co., Ltd., a subsidiary of LG Electronics, Inc. and to Solectron de Mexico, S.A. de C.V., a subsidiary of Solectron Corporation. We expect to continue to depend exclusively on third-party manufacturers to produce our products in a timely fashion and at satisfactory quality levels. None of these third-party manufacturers is obligated to supply products to us for any specific quantity, except as may be provided in particular purchase orders which we submit to them from time to time. If our third-party manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our revenues and our competitive position and reputation. The cost, quality and availability of third-party manufacturing operations are essential to the successful production and sale of our products. Our reliance on our third-party manufacturers exposes us to a number of risks, which are outside our control:

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

      If we are unable to manage successfully our relationships with these third-party manufacturers, the quality and availability of our products may be harmed. If any of our third-party manufacturers stopped manufacturing our products for any reason or reduced its manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely basis. In addition, if any of our third-party manufacturers negatively changes the terms under which they agree to manufacture for us, and we are unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase.

      We generally place orders with our third-party manufacturers at least three months prior to scheduled delivery of products to our customers. Accordingly, if we inaccurately anticipate demand for our products, we may be unable to obtain adequate quantities of components to meet our customers’ delivery requirements or, alternatively, we may accumulate excess inventories. If one or more of these events were to occur, our business, financial condition and results of operations could be materially adversely affected by increased costs, reduced revenue and lower product margins.

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

      The development of new products can be very difficult and requires technological innovation. The development process is also lengthy and costly. In addition, wireless communications service providers require that wireless data systems deployed on their networks comply with their own standards, which may differ from the standards of other providers. If we fail to anticipate our customers’ needs and technological trends accurately or are otherwise unable to complete the development of products on time and within budgeted amounts, we will be unable to introduce new products into the market on a timely basis, if at all. If we are unsuccessful at developing and introducing new products that are sufficiently appealing to enterprise customers or consumers, we may be unable to recover our significant research and development costs associated with those products and our business, financial condition and results of operations could be materially adversely affected. In addition, as we introduce new versions of our existing products or new products altogether, our current customers may not require the technological innovations of these products and may not purchase them.

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

      Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the market price of our stock would likely decline. The following factors may cause fluctuations in our operating results:

•	Decreases in revenue or increases in operating expenses. We budget our operating expenses based on anticipated sales, and a significant portion of our sales and marketing, research and development and general and administrative costs are fixed, at least in the short term. If revenue decreases and we are unable to reduce our operating costs quickly and sufficiently, our operating results could be materially adversely affected. We have entered into and expect to continue to enter into significant customer contracts for the development and supply of our products. We expect to incur significant research and development, sales and marketing and other costs relating to the development, manufacture and sale of these products prior to receiving revenue from these contracts, if any.

•	Product mix. The product mix of our sales affects profit margins in any given quarter. As our business evolves and the revenue from the product mix of our sales varies from quarter to quarter, our operating results will likely fluctuate.

•	New product introductions. As we introduce new products, the timing of these introductions will affect our quarterly operating results. We may have difficulty predicting the timing of new product introductions and the market acceptance of these new products. If products and services are introduced earlier or later than anticipated, or if market acceptance is unexpectedly high or low, our quarterly operating results may fluctuate unexpectedly. Our quarterly operating results also fluctuate because we incur substantial upfront research and development, sales and marketing, production and other costs to support new product introductions prior to the periods in which we will recognize revenue from those products.

•	Lengthy sales cycle. In addition, the length of time between the date of initial contact with a potential customer and the execution of a contract may take several months, and is subject to delays over which we have little or no control. The sale of our products is subject to delays from our customers’ budgeting, approval and competitive evaluation processes that typically accompany significant information technology purchasing decisions. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase a product. We commit substantial time and resources to educate potential customers on the use and benefits of our products. Customers may also defer orders as a result of anticipated releases of newer or enhanced products by us or our competitors. As a result, our ability to anticipate the timing and volume of sales to specific customers is limited, and the delay or failure to complete one or more large transactions could cause our operating results to vary significantly from quarter to quarter.

      We believe that quarter-to-quarter comparisons of our operating results will not necessarily be meaningful in predicting our future performance.

We depend upon a small number of our customers for a substantial portion of our revenue.

      A significant portion of our revenue comes from a small number of customers. Our top ten customers for the year ended December 31, 2002 accounted for approximately 84.6% of our revenue and our ten top customers for the year ended December 31, 2001 accounted for approximately 66.6% of our revenue. For the year ended December 31, 2002, Sprint accounted for 46.5% and @Road accounted for 7.0% of our revenue. In addition, revenue from cash received in the Metricom bankruptcy settlement of approximately $1.4 million accounted for 4.8% of our revenue for the year ended December 31, 2002. For the year ended December 31, 2001, Hewlett-Packard accounted for 13.0%, Metricom accounted for 12.4%, @Road accounted for 8.9% and Hugh Symons accounted for 7.4% of our revenue. We expect that a small number of customers will continue to account for a substantial portion of our revenue. Our business was impacted adversely by the bankruptcy of Metricom, which filed for bankruptcy in July 2001 and the bankruptcy of OmniSky which filed for bankruptcy in December 2001. If there is a downturn in the business of one or more of these customers, if one or more of these customers files for bankruptcy or becomes insolvent, if we are unable to continue to retain their business, or if we are unable to diversify our customer base, our revenue may decline.

We depend on sole source suppliers for some of our components, and our product availability and sales would be harmed if any of these suppliers is not able to meet our demand and alternative components are not available.

      Our products contain a variety of components, many of which are procured from single suppliers. These components include both tooled parts and industry-standard parts, many of which are used in cellular telephone handsets. Currently, some components and certain integrated circuits are in short supply worldwide. If the shortage of these components or any other key components persists or worsens, we may not be able to deliver sufficient quantities of our products to satisfy demand. The cost, quality and availability of components are essential to the successful production and sale of our products. Some of these components come from sole or single source suppliers for which alternative components may not be available. If suppliers are unable to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for a substitute is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed.

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

      As part of our business strategy, we intend to review on an ongoing basis acquisition opportunities that we believe would be advantageous to the development of our business. While we have no current agreements or plans with respect to any acquisitions, we may acquire businesses, products, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations and the price of our common stock:

•	issue equity securities that would dilute existing stockholders’ percentage ownership;

•	use a substantial portion of our available cash, if any;

•	incur substantial debt, which may not be available to us on favorable terms and may adversely affect our liquidity;

•	assume contingent liabilities; and

•	take substantial charges in connection with acquired assets.

      Acquisitions also entail numerous other risks, including: difficulties in assimilating acquired operations, products and personnel; unanticipated costs; diversion of management’s attention from other business concerns; adverse effects on existing business relationships with suppliers and customers; risks of entering markets in which we have limited or no prior experience; and potential loss of key employees from either our preexisting business or the acquired organization. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business and operating results.

Our future results could be harmed by risks associated with international sales and operations.

      We may expand our international sales and marketing activities in the future. We have limited experience in marketing, selling, distributing and manufacturing our products and services internationally. International sales accounted for approximately 7% of our revenue for the year ended December 31, 2000, approximately 16% of our revenue for the year ended December 31, 2001 and approximately 11% of our revenue for the year ended December 31, 2002. If we expand international sales, we would become subject to a number of risks, which may increase our costs, lengthen our sales cycle and require significant management attention. These risks associated with doing business internationally generally include:

•	changes in international currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets, and changes in diplomatic and trade relationships;

•	less effective protection of intellectual property;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	increased expenses associated with customizing products for international countries;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	longer collection cycles and difficulties in collecting accounts receivable; and

•	difficulty in managing widespread sales and research and development operations.

      Our sales and invoices are generally denominated in U.S. dollars. In the future, however, we may record sales and invoice customers in the applicable local international currency. If that occurs, we may be exposed to international currency fluctuations.

The wireless communications market is highly competitive and we may be unable to compete effectively.

      The markets for wireless data access products are highly competitive and we expect competition to increase. Many of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They also may devote greater resources than we do to the development, promotion and sale of their respective products.

      Many of our competitors have more extensive customer bases and broader customer relationships and industry alliances that they can leverage to establish relationships with many of our current and potential customers. These companies also have significantly more established customer support and professional services organizations. In addition, these companies may adopt aggressive pricing policies or offer more attractive terms to customers, may bundle their competitive products with broader product offerings and may introduce new products and enhancements. Current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products. As a result, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

      Our wireless communications products compete with a variety of devices, including wireless modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current and potential competitors include:

•	wireless modem integrators, such as Sierra Wireless, Wavecom, Option, NextCell and Tellus;

•	traditional wired modem manufacturers, such as 3Com and Xircom;

•	wireless device manufacturers, such as Palm and Research in Motion (BlackBerry);

•	wireless handset manufacturers and next generation wireless technology providers, such as Ericsson, Motorola, Kyocera and Nokia; and

•	non-cellular digital packet data private communications network providers, such as Emotiant and Bell South.

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

      Our success also depends on our proprietary technology. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We may be required to spend significant resources to monitor and police our intellectual property rights. Before we do so, we may not be able to detect infringement and as a consequence we may lose competitive position in the market. Intellectual property rights also may be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share. The unauthorized use of our technology by competitors could have a material adverse effect on our ability to sell our products in some markets.

      Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future either to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting litigation could subject us to significant liability for damages or could cause our proprietary rights to be invalidated. Litigation, regardless of the merits of the claim or outcome, would likely be time-consuming and expensive to resolve and would divert management time and attention away from the operation of our business. Any potential intellectual property litigation against us could also force us to do one or more of the following:

•	stop using the challenged intellectual property and refrain from selling our products or services that incorporate it;

•	obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which license may not be available on reasonable terms, or at all; or

•	redesign those products or services that are based on or incorporate the challenged intellectual property.

      If we are forced to take any of the foregoing actions, we may be unable to manufacture and sell our products, or we may be unable to do so on terms economically favorable to us, and our business, financial condition and results of operations may be materially adversely affected.

We may not be able to develop products that comply with applicable government regulations.

      Our products must comply with government regulations. For example, in the United States, the Federal Communications Commission regulates many aspects of communications devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to the telephone networks. Radio frequency devices, which include our modems, must be approved under the above regulations by obtaining equipment authorization from the FCC prior to being offered for sale. Additionally, we cannot anticipate the effect that changes in government regulations may have on our ability to develop products in the future. Failure to comply with existing or evolving government regulations or to obtain timely regulatory approvals or certificates for our products could materially adversely affect our business, financial condition and results of operations. An inability or delay in obtaining FCC authorization could result in a decline in future revenue.

Item 2.     Properties

      Our principal executive offices are located in San Diego, California where we lease approximately 20,000 square feet under a lease that expires in July 2005. We also lease approximately 10,000 square feet in San Diego under a lease that expires in March of 2005, and 23,912 square feet in Carlsbad, California previously utilized for distribution purposes under a lease that expires in August 2003. We have subleased 9,416 square feet of said facilities. In addition, we lease approximately 42,319 square feet in Calgary, Alberta, Canada for our research and development organization under a lease that expires in September 2007 and we have subleased 9,035 square feet of our Calgary facility through the duration of this lease. In San Diego, Carlsbad and Calgary, we have 8,900, 14,496 and 10,667 square feet of idle facilities, respectively. We have subleased 1,232 square feet of the facilities in San Diego. We also lease space in various geographic locations primarily for sales and support personnel or for temporary facilities. On March 27, 2003 we agreed to sublease the current principal executive offices through the duration of the lease and, effective May 1, 2003 we are moving into the current 10,000 square foot idle facility.

Item 3.     Legal Proceedings

      We are from time to time party to various legal proceedings arising in the ordinary course of business.

      On February 28, 2003, a class action law suit was filed in the United States District Court for the Southern District of Florida against Credit Suisse First Boston and approximately 50 companies, including us, for whose respective initial public offering CSFB purportedly served as the lead underwriter. The suit purports to be on behalf of all the purchasers of the common stock of the named issuing companies and alleges violations of federal and state securities law. Specifically, the suit alleges that CSFB and each named issuer conspired to file false and misleading registration statements and other reports containing knowingly inflated financial and performance projections in order to support a knowingly inflated IPO issue price. Although we have not yet been served in this action, we have reviewed the complaint, we believe we have meritorious defenses, and we intend vigorously to defend against it.

      In January of 2003, our wholly-owned subsidiary, Novatel Wireless Technologies, Ltd. (NWT) terminated one of its Canadian employees for cause. On February 26, 2003, the employee filed suit on the judicial district of Calgary, in the Court of Queen’s Bench of Alberta, claiming that NWT had wrongfully terminated him and seeking approximately $365,000 in damages. NWT has been informed by its counsel that NWT has meritorious defenses, and NWT intends to vigorously defend against the claim.

      On April 30, 2002, we entered into an employment agreement pursuant to which the employee purportedly commenced working for us on May 8, 2002. The individual has alleged that on or about May 10, 2002, we breached our agreement with him by materially diminishing his responsibilities and, as a consequence of which, he has alleged, he terminated his employment with us for “Good Reason” as defined in the employment agreement. The employee has filed a claim with the California Department of Labor (DOL) seeking approximately $450,000. We are currently waiting for the DOL to schedule a hearing on the matter. The Company believes this claim is without merit and intends to vigorously defend against the claim.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on The Nasdaq National Market under the symbol “NVTL.” The following table sets forth the high and low sale prices of our common stock as reported on Nasdaq, without retail mark-up, mark-down or commissions, since November 16, 2000, the date the shares of our common stock commenced trading:

	High	Low

2002
First quarter	$25.50	$9.15
Second quarter	$12.75	$1.65
Third quarter	$6.00	$1.50
Fourth quarter	$3.45	$0.90
2001
First quarter	$235.35	$26.25
Second quarter	$87.45	$28.05
Third quarter	$48.00	$4.80
Fourth quarter	$28.65	$4.35

      On March 11, 2003 the closing price per share of our common stock was $0.90, as reported by Nasdaq. At March 11, 2003 there were approximately 150 holders of record of our common stock. No cash dividends were declared or paid in 2002.

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

Item 6.     Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with our consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data presented below for each of the years ended December 31, 2002, 2001 and 2000, and the balance sheet data at December 31, 2002 and 2001 are derived from our consolidated financial statements that have been included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1999 and 1998 and consolidated balance sheet data at December 31,

2000, 1999, and 1998 are derived from audited consolidated financial statements not included in this Form 10-K.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue	$28,872	$43,643	$61,154	$9,556	$5,378
Cost of revenue	26,894	77,439	59,588	11,955	3,433

Gross margin	1,978	(33,796)	1,566	(2,399)	1,945

Operating expenses:
Research and development	13,416	20,836	13,488	3,717	2,333
Sales and marketing	4,640	12,262	18,262	4,480	2,685
General and administrative	5,717	7,837	5,027	4,443	2,496
Restructuring and impairment charges	2,650	7,050
Amortization of deferred stock compensation	3,556	10,360	12,833	220	115

Total operating expenses	29,979	58,345	49,610	12,860	7,629

Loss from operations	(28,001)	(92,141)	(48,044)	(15,259)	(5,684)
Other income (expense) net	(317)	1,264	1,120	(3,210)	178

Net loss	$(28,318)	$(90,877)	$(46,924)	$(18,469)	$(5,506)

Net loss applicable to common stockholders	$(53,481)	$(91,038)	$(50,776)	$(19,873)	$(6,657)

Net loss per common share:
Basic and diluted	$(10.47)	$(25.11)	$(48.65)	$(30.64)	$(10.28)

Weighted average shares outstanding	5,106,681	3,626,258	1,043,605	648,561	647,442

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and restricted cash	$1,676	$29,229	$66,826	$25,455	$3,497
Working capital	(2,143)	15,227	67,479	15,769	3,383
Total assets	24,047	59,909	110,824	38,118	6,184
Long-term obligations, net of current portion	38	4,171	205	106
Convertible and redeemable preferred stock	665	161		43,805	14,812
Stockholders’ equity (deficit)	6,501	25,427	79,222	(31,128)	(14,625)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following information should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in Item 8 of this form 10-K.

      Our financial condition, results of operations and cash flows were adversely affected during 2002 and 2001 by decreases in demand for both wireless products and wireless access services for the transmission of data. Our business was further impacted adversely by the bankruptcy of Metricom, which filed for protection under Chapter 11 of the Bankruptcy Code in July 2001. Sales to Metricom accounted for 12.4% of our revenue during 2001. We believe that our available cash reserves, including net proceeds of $1.1 million received, and the additional $2 million cash to be received as well as the $3.5 million debt relief to be effective pursuant to the financing transaction in March 2003 (see Liquidity), together with our budgeted operating cash flows and available borrowings under our revolving line of credit will be sufficient to fund operations and satisfy our working capital requirements and anticipated capital expenditures through the point at which we forecast break-even cash flows, which is forecasted to be in the second half of 2003. Our ability to continue operating without additional equity financing is dependent upon achieving sales and gross margin levels sufficient to cover our expenses which we have not historically achieved. We commenced volume shipments of our CDMA products in 2002, which have generated higher margins and have positively impacted our results of operations, particularly as we started to realize the benefits of our partnership with LG Innotek Co. Ltd. Simultaneously, our business has been negatively impacted by the decrease in CDPD sales, particularly our cradle sales, which have decreased to insignificant levels as the market for these products has decreased. As a result, we are becoming dependant on sales and profits from shipments of CDMA and GPRS products. Although we have made sales of these products in 2002 and continue to make sales in 2003, the majority of these sales have been CDMA products to one customer. Although we are confident of our ability to generate future profitable sales of CDMA and GPRS products, there can be no assurance that our sales of these products will be made at volumes sufficient to generate enough cash flow to cover our operating expenses. A decrease in our cash flows or our failure to generate significant additional revenue from new or existing products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing and/or operating costs, will further adversely impact our business, financial condition and results of operations, and materially adversely affect our ability to continue our business as presently conducted.

      We cannot predict with any certainty whether we will be able to maintain or improve upon our historical sales volumes with our existing customers, or whether we will be able to attract new customers for our wireless technology products. In the event that we do not achieve our budgeted sales and cash flows, there can be no assurance that we will be able to obtain additional debt or equity financing. Without such financing, we may have to cease operations.

Critical Accounting Policies

      Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include inventory adjustments for excess and obsolete balances, allowance for doubtful accounts receivable, warranty expense, sales returns allowance, the use of option pricing models to establish values of equity instruments issued in non-monetary transactions with non-employees, useful lives and realizability of long–lived assets and estimates for costs recorded in restructuring accruals.

Specifically, management must make estimates in the following areas:

      Allowance for doubtful accounts: We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on independent credit reporting services, our experience with the customer and the economic condition of the customer’s industry. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to generally fully reserve for all accounts with aged balances greater than one year. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in our industry or the industry of our customers. Reserves are fully provided for all expected or probable losses of this nature. Trade accounts receivable along with accounts receivable — related parties balances were $7.2 million and $7.5 million at December 31, 2002 and December 31, 2001, respectively. The allowance for doubtful accounts was $.3 million at December 31, 2002 and December 31, 2001, respectively.

      Inventory adjustments: Inventories are stated at lower of cost (first-in, first-out method) or market. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-down is dependent on various items, including customer demand, economic and competitive conditions, technological advances or new product introductions by us or our customers that vary from our current expectations. In 2001, we determined that certain components in inventory had been adversely impacted by the slowing economy. Accordingly, we recorded charges totaling $1.0 million and $34.5 million for excess and obsolete raw material components and finished goods during 2002 and 2001, respectively. In accordance with Emerging Issues Task Force Issue 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments are classified in “Cost of revenue” in the accompanying consolidated statements of operations. Inventories were stated at $4.3 million and $6.5 million at December 31, 2002 and December 31, 2001, respectively.

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

      Software development costs: Software development costs for products sold (primarily firmware embedded in the Company’s products) incurred after technological feasibility is established are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” We determine the point at which technological feasibility has been established for a product (i.e., when we have completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet design specifications, and the point at which a product is available for general release to customers, by creating detail program designs of the product). Such detail program designs take product function, feature and technical requirements to their most detailed, logical form and are ready for coding. Capitalized software development costs are amortized when products are available for general release to customers, over the estimated useful lives of the products, currently five years. At December 31, 2002 and December 31, 2001, our net software development costs of $1.8 million and $2.3 million, respectively, relating to costs for CDMA and GPRS, are grouped with intangible assets in our consolidated balance sheets.

      Accrued restructuring related costs: To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our expenses and liabilities related to our restructurings in accordance with the Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” These estimates consist of future lease obligations offset by estimated sublease income. Our accrued restructuring related costs were $1.3 million and $1.8 million at December 31, 2002 and December 31, 2001, respectively. Such revisions in our estimates of the potential costs or expenses could materially impact our results of operations and financial position. During the fourth quarter of 2002, the Company recorded an impairment charge in the amount of $870,000 for a software license that is no longer deemed recoverable from future operations.

      Litigation reserves: Litigation issues for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. Estimates are based upon the facts and circumstances of each case and on advice from legal counsel regarding probable outcomes, if determinable. The likelihood of a material change in these estimated reserves depends on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

      Stock-Based Compensation: In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we account for costs of stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Additionally, we disclose the pro forma effect on net loss and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation (see Note 8). We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related EITF amendments. We also follow the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123.

      Valuation of deferred income taxes: We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We have established a 100% valuation allowance against our current deferred tax assets of $6.9 million and against our long-term deferred tax assets of $52.9 million, at December 31, 2002, due to the uncertainty surrounding the realization of such assets due to various factors, including the risk that we do not attain profitability, in order to utilize net operating losses. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which we operate and changes in the deductibility of interest paid on our convertible subordinated debt.

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

Impact of Recently Issued Accounting Standards

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. The purpose of the proposed amendment is to enable companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption. The Company will continue to apply the disclosure-only provisions of SFAS 123. See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the Company’s treatment of stock options. The transition provisions of the statement are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

      In November 2002, the FASB published interpretation No, 45 “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We are currently evaluating what effect the adoption of the recognition and measurement provision of this statement will have on the Company’s consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. Under current rules, companies can record a liability for restructuring costs when a commitment to a plan of action is made. SFAS No. 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements, and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002 (SFAS 145), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4 and SFAS 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. We do not expect implementation to have a significant effect on its results of operation or consolidated financial condition.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We have not yet determined the impact, if any, of the adoption of SFAS No. 143.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 requires the use of a non-amortization approach to account for goodwill and other intangible assets with indefinite lives. In addition, SFAS No. 142 requires that acquired intangible assets be separately identified and amortized over their individual useful lives. We were required to adopt these statements beginning January 1, 2002. As the Company does not have goodwill or any intangible assets with indefinite useful lives, the adoption of these standards did not have an impact on our financial position or results of operations.

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

Results of Operations

      The following table sets forth our consolidated statements of operations expressed as a percentage of revenue for the periods indicated.

	Years Ended December 31,

	2002	2001	2000

	(as a percent of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	93.1	177.4	97.4

Gross margin	6.9	(77.4)	2.6

Operating expenses:
Research and development	46.5	47.7	22.1
Sales and marketing	16.1	28.1	29.9
General and administrative	19.8	18.0	8.2
Restructuring and impairment charges	9.2	16.2
Amortization of deferred stock compensation	12.3	23.7	21.0

Total operating expenses	103.9	133.7	81.2

Loss from operations	(97.0)	(211.1)	(78.6)

Interest income	1.0	3.7	1.9
Interest expense	(1.9)	(0.8)	(0.1)
Other, net

Net loss	(97.9)%	(208.2)%	(76.8)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenue. Revenue for the year ended December 31, 2002 decreased $14.8 million, or 34%, to $28.9 million compared to $43.6 million for the same period in 2001. For the year ended December 31, 2002, sales of our cradle products decreased by $9.6 million, OEM product sales decreased by $6.9 million, PC card product sales increased by $500,000 and non-recurring engineering revenue increased by $1.2 million compared to the same period in 2001. The overall decrease in product sales is due to the weakness in demand for wireless products and decreases in demand for wireless access services for the transmission of data during 2002 compared to 2001. Our cradle sales have decreased to insignificant levels as the market for these products has decreased significantly. New product sales amounted to $13.5 million with the introduction of the Merlin C201 PC card based on CDMA technology in January 2002. Sales of existing products decreased by $29.5 million. The results for the year ended December 31, 2002 were negatively impacted by a $1.4 million product return of GPRS units from a European distributor. The 2002 results include revenues for cash received in the Metricom bankruptcy settlement of approximately $1.4 million. Revenues related to the original product shipments that give rise to this settlement had been deferred pending the outcome of bankruptcy proceedings (See Note 11). However, the value of the inventory related to original product shipments was expensed in the period Metricom filed for bankruptcy. Consequently, the $1.4 million recognized as revenue in the third quarter of 2002 had a 100% gross margin.

      Cost of Revenue. Our cost of revenue for the year ended December 31, 2002 decreased $50.5 million, or 65%, to $26.9 million compared to $77.4 million for the same period in 2001. The decrease in cost of revenue was primarily the result of the weakness in the demand for existing products of approximately $24.0 million, a decrease of $33.5 million in charges for excess and obsolete inventory and a reduction in costs associated with our manufacturing operating capacity of approximately $3.9 million, offset by sales of new products of approximately $9.8 million and an increase in royalty costs of approximately $1.1 million due to an increase in sales of new products with higher royalty costs.

      Gross Margin. Our gross margin for the year ended December 31, 2002 increased by $35.8 million, to $2.0 million compared to negative $33.8 million during the same period in 2001. The increase in gross margin is due to the lower cost of revenues during the year ended December 31, 2002 compared to the same period in 2001 as described above.

      Research and Development. Our research and development expenses for the year ended December 31, 2002 decreased $7.4 million, or 36%, to $13.4 million compared to $20.8 million for the same period in 2001. The decrease was due to a decrease in personnel expenses of approximately $3.4 million, as a result of our restructuring efforts, a decrease in research supplies and expendable equipment of approximately $2.9 million, a decrease in depreciation and facility overhead expenses of approximately $1.0 million, a decrease in outside services of approximately $1.0 million, an increase in non-recurring engineering customer payments to us of $800,000 and a decrease in travel costs of approximately $400,000. The Company reached technological feasibility on certain software development activities and capitalized $102,000 during the year ended December 31, 2002 as compared to $2.3 million during the same period in 2001.

      Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2002 decreased $7.6 million, or 62%, to $4.6 million compared to $12.3 million for the same period in 2001. The decrease was due to a decrease in personnel expenses of $4.5 million, as a result of our restructuring efforts, a decrease in advertising and marketing costs of approximately $1.1 million, a decrease in facility overhead expenses of approximately $1.0 million, a decrease in travel costs of approximately $700,000 and a decrease in equipment expenses of approximately $300,000.

      General and Administrative. General and administrative expenses for the year ended December 31, 2002 decreased $2.1 million, or 27%, to $5.7 million compared to $7.8 million for the same period in 2001. This decrease was due to a decrease in personnel expenses of approximately $2.5 million, as a result of our restructuring efforts, a decrease in equipment expenses of approximately $200,000, a decrease in bad debt expense of approximately $100,000 and a decrease in insurance expense of approximately $100,000, offset by an increase in allocated facility and overhead expenses of approximately $400,000, an increase in professional fees of approximately $200,000 and a change in foreign currency transaction gain of approximately $200,000.

This change in foreign currency transaction gains (losses) was the result of a gain of approximately $200,000 in 2001 compared to a $28,000 loss in 2002.

      Restructuring and Impairment Charges. Restructuring and impairment charges for the year ended December 31, 2002 were $2.7 million compared to $7.1 million for the same period in 2001. The 2002 charges were incurred as a result of continued restructuring activities during 2002. The costs for 2002 are made up of personnel termination benefits of $800,000, facility closing and lease obligation costs of approximately $1.0 million and approximately $900,000 of asset impairments. The costs for 2001 were incurred during the first and third quarters of 2001 and are made up of personnel termination benefits of approximately $2.3 million and facility closing, lease obligation costs of approximately $2.7 million and approximately $2.2 million of asset impairments.

      The following table displays the activity and balances of the restructuring accrual from January 1, 2001 to December 31, 2002:

	Employee	Facility	Asset
	Termination	Closings	Impairments	Total

2001
Initial charges	$2,200,000	$2,951,000	$1,899,000	$7,050,000
Cash payments	(2,016,000)	(773,000)		(2,789,000)
Asset impairments		(598,000)	(1,899,000)	(2,497,000)

Balance — December 31, 2001	$184,000	$1,580,000	$0	$1,764,000

2002
Charges	$778,000	$1,002,000	$870,000	$2,650,000
Cash payments	(867,000)	(981,000)		(1,848,000)
Asset impairments		(365,000)	(870,000)	(1,235,000)

Balance — December 31, 2002	$95,000	$1,236,000	$0	$1,331,000

      Cash payments for employee separations of $95,000 are expected to be paid over the next six months and cash payments for facility closings of $1,236,000 are expected to be paid ratably over the next 57 months.

      Amortization of deferred stock compensation. Amortization of deferred stock compensation for the year ended December 31, 2002 decreased $6.8 million or 66% to $3.6 million compared to $10.4 million for the same period in 2001. This decrease is due to the Company’s use of the attribution method of recognizing compensation expense for deferred compensation originating in fiscal 2000 and a reduction in gross deferred compensation for stock option cancellations during 2001 and during 2002 totaling $1.5 million and $1.1 million, respectively.

      Interest Income. Interest income for the year ended December 31, 2002 decreased by approximately $1.4 million, or 86%, to $221,000 compared to $1.6 million for the same period in 2001. The decrease is primarily due to reduction in the cash balances in 2002 compared to the same period in 2001.

      Interest Expense. Interest expense of $538,000 for 2002 relates to the interest charges on our bank line of credit, including non-cash charges of $328,000 for the amortization of deferred financing costs and interest on capital leases. Interest expense of $330,000 for 2001 relates to the interest charges on our bank line of credit, including non-cash charges of $30,000 for the amortization of deferred financing costs and interest charges on capital leases.

      Net Loss. The net loss for the year ended December 31, 2002 decreased $62.6 million, or 69%, to $28.3 million compared to $90.9 million for the same period in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenue. Revenue for 2001 decreased $17.6 million, or 29%, to $43.6 million compared to $61.2 million for 2000. For the year ended December 31, 2001, sales of our PC cards increased by $13.9 million, while sales of our cradle products decreased by $30.2 million and OEM product sales decreased by $1.3 million. The overall decrease in products is due to the industry wide decrease in demand for wireless products and decrease in demand for wireless access services for the transmission of data during 2001 compared to 2000. New products contributed $12.1 million with the introduction of the Minstrel 540 Wireless Modem for the HP Jornada Pocket PC in October 2000, the Minstrel S for the HandspringTM VisorTM in October 2000, the Merlin Wireless PC Card for Metricom’s 128 kbps Ricochet network in November 2000, the Minstrel m500 for the Palm m500 in July 2001, the G101 and G201 PC card for the GPRS network in November 2001 and the C200 PC card for the CDMA network in November 2001. Sales of existing products decreased by $29.6 million.

      Cost of Revenue. Our cost of revenue for 2001 increased $17.9 million, or 30%, to $77.4 million compared to $59.6 million in 2000. The increase in cost of revenue was primarily the result of $34.5 million of charges relating to excess and obsolete inventory recorded during 2001, attributable to the industry wide decrease in demand for wireless products, costs attributable to sales of new products (approximately $7.8 million), offset by a decrease in costs associated with the production and sales of existing products (approximately $24.4 million). See Note 4 in the consolidated financial statements.

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

      Restructuring and Impairment Charges. Restructuring and impairment charges for the year ended December 31, 2001 amounted to $7.1 million as a result of the implementation of our operational restructuring plan (see Note 2 in the accompanying consolidated financial statements). These costs are made up of personnel termination benefits approximating $2.3 million, facility lease termination and other closure costs of approximately $2.6 million and approximately $2.2 million of asset impairments.

      Amortization of deferred stock compensation. Amortization of deferred stock compensation for 2001 decreased $2.4 million to $10.4 million compared to $12.8 million in 2000. This decrease is due to the Company’s use of the attribution method for deferred compensation originating in fiscal 2000 and a reduction in gross deferred compensation for stock option cancellations in 2001 totaling $1.5 million.

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

Liquidity and Capital Resources

      During the fourth quarter of 2002, management determined that we had insufficient working capital to continue operations through the second quarter of 2003. As a consequence, on March 12, 2003, we entered into a series of agreements, including the Securities Purchase Agreement (the “Purchase Agreement”) with a group of investors (the “Investors”) in connection with the private placement of $3.25 million of convertible debt and equity securities, and the issuance of up to $3.505 of equity securities in satisfaction of outstanding third-party obligations. As a result of these agreements, we completed, or agreed to complete subject to stockholder approval, for which we have scheduled a Special Meeting of Stockholders for April 30, 2003, the following transactions which are collectively referred to as the “Private Placement Transactions”:

•	On March 13, 2003, we received cash of $1.2 million in exchange for issuing $1.2 million of secured subordinated convertible promissory notes (the “Initial Convertible Notes”), convertible subject to stockholder approval into newly authorized Series B Stock, and Common Stock, and warrants to purchase an aggregate of 857,143 shares of Common Stock;

•	Upon receiving Stockholder approval, we agreed to sell 2,050 additional shares of Series B Stock and warrants to purchase an aggregate of 1,983,929 shares of Common Stock in exchange for $2.05 million in cash; and

•	Upon receiving Stockholder approval, we agreed to issue $3.505 million of secured subordinated convertible promissory notes (the “Additional Convertible Notes,”) to the Investors in satisfaction of presently outstanding third-party obligations to be acquired by the Investors from Sanmina-SCI Corporation (the “Sanmina Obligations”). The Investors agreed subsequently to convert the Additional Convertible Notes into 3,505 shares of Series B Stock. The purchase of the Sanmina Obligations by the Investors is conditioned upon us receiving stockholder approval for the Private Placement Transactions as more fully described in Note 2 to the Consolidated Financial Statements.

      Approval of the Private Placement Transactions is sought in order to satisfy the stockholder approval requirements contained in our listing agreement with The Nasdaq Stock Market (“Nasdaq”). Our listing agreement with Nasdaq requires stockholder approval for any issuance of common stock or securities convertible into or exercisable for shares of common stock when the issuance or potential issuance (i) may result in a change in control of the issuer or (ii) will result in the issuance of securities at a per share price below the then current quoted bid price or book value per share and which in the aggregate represent 20% or more of the value, or 20% or more of the voting power, of the then outstanding common shares. Upon completion of the Private Placement Transactions and conversion of the Additional Convertible Notes to equity, which is scheduled to be completed four quarters after stockholder approval, or sooner at the Investors election, and assuming we do not issue additional shares of capital stock of a material number in the interim, the Investors collectively will hold more than 50% of our capital stock and more than 50% of the voting power of our capital stock and will have paid a price per share less than the quoted bid price per share of the Common Stock as of the date the agreements were executed. The Convertible Notes convert into a number of shares of Series B Stock equal to the total amount outstanding divided by $1,000. The Series B shares are convertible into shares of Common Stock equal to the total amount outstanding divided by $0.70.

      If stockholder approval is not obtained, we would not be able to complete the Private Placement Transactions, and would not have sufficient working capital to continue operations. In addition, if stockholder approval is not obtained, the holders of the Initial Convertible Notes would be entitled to require that we repay the indebtedness evidenced by the Initial Convertible Notes within 60 days following the termination of the Purchase Agreement either in cash or in shares of Common Stock, subject to Nasdaq’s rules and regulations. Moreover, given the recent quoted market price per share of our Common Stock, stockholder approval is all but required for practically any issuance of equity securities that would generate net proceeds sufficient to maintain operations through the remainder of the calendar year. Because of the length of time required to negotiate an alternative transaction with prospective investors and assuming such transaction were an equity issuance or an issuance of securities convertible into or exercisable for our equity securities, we would have to present it to the Company’s stockholders for approval, and in light of our current financial condition, it is unlikely that we would be able to continue operations long enough to pursue an alternative source of financing.

      If we continue to experience negative cash flow, we may be required to raise additional funds through the private or public sale of additional debt or equity securities or through commercial bank borrowings to fund our working capital requirements and anticipated capital expenditures. Our ability to obtain additional capital will depend on financial market conditions, investor expectations for the wireless technology industry, the national economy and other factors outside our control. There can be no assurance that such additional financing will be available on acceptable terms, or at all. If needed, the failure to secure additional financing would have a material adverse effect on our business, financial condition and operating results and may impair our ability to continue at the current level or cause us to cease our operations. Our auditors’ report in our 2002 Consolidated Financial Statements was modified to highlight an uncertainty about our ability to continue as a going concern.

      Since our inception, we have funded our operations primarily through sales of our equity securities and the issuance of debt instruments, and to a lesser extent, capital lease arrangements and borrowings under our line of credit. To date, gross proceeds from these transactions have totaled approximately $179.3 million, including gross proceeds from our initial public offering in November 2000 of $56 million, gross proceeds from the exercise of the underwriters over-allotment option in December 2000 of $8.2 million, gross proceeds from the Series A Redeemable and Convertible Preferred Stock financing in December 2001 of approximately $27.2 million and gross proceeds from the common stock issuance in September 2002 of approximately $2.8 million. At December 31, 2002, we had approximately $1.6 million in cash and cash equivalents and borrowings under our line of credit of $2.2 million.

      We are party to a credit facility with Silicon Valley Bank, Commercial Finance Division, which allows the Company to borrow up to the lesser of $5 million at any one time outstanding or 65% of eligible accounts receivable balances. This credit facility bears interest at prime plus 2.75%, provided that the interest rate in effect shall not be less than 7% (7.00% at December 31, 2002), is secured by substantially all of the assets of the Company and expires on November 28, 2003. As of December 31, 2002, $2.2 million of borrowings, the maximum eligible borrowings, were outstanding under this facility.

      We currently anticipate the current working capital, including budgeted cash flow and available borrowings under our credit facility, will be insufficient to meet our working capital requirements and anticipated capital expenditures through approximately the end of the second quarter of 2003. As previously discussed, on March 12, 2003, we entered into a transaction to raise gross cash proceeds of $3.2 million and $3.5 million of debt forgiveness, subject to shareholder approval. If the transaction is approved by the shareholders, the debt forgiveness and cash received under this transaction is expected to provide the Company sufficient working capital until we achieve break even cash flow. There can be no assurance that the Company will achieve break-even cash flow. If we continue to experience negative cash flow, we may be required to raise additional funds through the private or public sale of additional debt or equity securities or through commercial bank borrowings to fund our working capital requirements and anticipated capital expenditures. Our ability to obtain additional capital will depend on financial market conditions, investor expectations for the wireless technology industry, the national economy and other factors outside our control. There can be no assurance that such additional financing will be available on acceptable terms, or at all. If needed, the failure to secure additional financing would have a material adverse effect on our business, financial condition and operating results and may impair our ability to continue our operations at their current level.

      The accompanying consolidated financial statements contemplate the realization of assets and satisfaction of liabilities in the normal course of business. There can be no assurance that the plans discussed above will be successful or that we will become profitable or generate positive cash flows. If we fail to complete the Private Placement Transaction and fail to significantly increase revenues, collect accounts receivable balances and reduce costs, we will continue to experience losses and negative cash flows from operations, we might not be able to continue as a going concern. Consequently, assets and liabilities might not be realized and settled in the normal course of business.

      For the years ended December 31, 2002, 2001 and 2000, we used net cash in operating activities of $28.7 million, $55.4 million and $41.0 million, respectively. Our operating activities during the year ended December 31, 2002, included a use of cash to fund our net loss of $28.3 million, which includes depreciation and amortization expense of approximately $4.6 million and a $3.6 million non-cash charge for deferred compensation expenses related to stock options issued to employees during 2000. During the year ended December 31, 2002, we used cash by decreasing inventory purchase commitments by $6.4 million, decreasing accounts payable by $5.4 million, decreasing accrued expenses by $1.3 million and decreasing the restructuring accrual by $100,000, offset by cash generated from decreasing inventories by $1.2 million, increasing deferred revenues by $641,000, decreasing prepaid expenses and other assets by $305,000 and decreasing accounts receivable by $270,000.

      Our net cash used in investing activities during the year ended December 31, 2002 was $300,000, which included purchases of property and equipment of $200,000 and capitalized software development costs of $100,000. Our net cash used in investing activities during the year ended December 31, 2001 was $10.3 million, which included purchases of property and equipment of $5.9 million, capitalized software development costs of $2.3 million and purchases of intangibles of $2.2 million. Our net cash used in investing activities during the year ended December 31, 2000 was $11.4 million, which included purchases of property and equipment and purchases of intangibles.

      Cash provided from financing activities during the year ended 2002 was $1.5 million, which consists of net cash proceeds from the issuance of common stock of $2.4 million, borrowings on our line of credit of $700,000 and the exercise of stock options and proceeds from stock purchase plan of approximately $400,000, offset by $1.6 million of cash used to repurchase stock as part of the Sanmina litigation settlement (see Note 10), $200,000 of cash used for offering costs for the Series A preferred stock offering in December 2001 and $200,000 of payments under capital lease obligations. For the years ended December 31, 2001 and 2000, net proceeds from financing activities amounted to $28.0 million and 93.8 million, respectively.

      Our common stock is listed on The NASDAQ Stock Market’s National Market. On March 27, 2003, we applied to transfer the listing of our common stock to The Nasdaq SmallCap Market because we no longer complied with The Nasdaq National Market’s minimum stockholder equity requirement of $10 million. Securities listed on the SmallCap Market may have less visibility and demand than securities listed on the National Market. As a result, we cannot provide assurance that the average daily trading volume for our common stock while listed on the SmallCap Market will be as great as the average daily trading volume of our common stock while it was listed on the National Market. In addition, we cannot assure whether or by when we might qualify to return the listing of our common stock to the National Market.

Contractual Obligations and Commercial Commitments

      The following summarizes our contractual obligations and other commitments at December 31, 2002, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by Fiscal Year

	2003	2004	2005	2006	2007

Inventory purchase commitments	$3,983,000	$—	$—	$—	$—
Employee separation obligations	95,000	—	—	—	—
Capital lease and other obligations	143,000	40,000	—	—	—
Operating leases	1,824,000	1,462,000	939,000	539,000	331,000

Total contractual cash obligations	$6,045,000	$1,502,000	$939,000	$539,000	$331,000

Related Party Transactions

      We sell products to Airlink Communications, Inc., (“Airlink”) a wireless software infrastructure business, which integrates our modems into their products. Airlink’s Chairman of the Board and Airlink’s principal stockholder is also a member of Novatel’s Board of Directors and a stockholder of Novatel. Sales to Airlink were $47,000 and $1,746,000 for the year ended December 31, 2002 and 2001, respectively. Receivables from Airlink amounted to $276,000 as of December 31, 2002 and $778,000 as of December 31, 2001. In May 2001, Novatel and Airlink entered into a $1.6 million secured promissory note agreement for the payment of products sold to Airlink. The first payment of $300,000, plus accrued interest was paid by Airlink on September 1, 2001, and the remaining principal balance, plus accrued interest, was due in eight equal monthly installments with the final payment due May 1, 2002. The note accrued interest at prime plus 3% (7.25% at December 31, 2002) and was secured by all of Airlink’s assets. Novatel has sold similar products to other parties at unit prices similar to those under our arrangement with Airlink.

      In September 2001, we entered into a second agreement with Airlink for the payment of $1.1 million for additional products shipped to Airlink during September 2001. In December 2001, Airlink returned $750,000 of the products shipped to Airlink during September 2001. At December 31, 2002 and 2001, the receivable from Airlink under this agreement was $375,000 and $393,000, respectively, which includes accrued interest. In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” we will record revenue under this agreement when the collection of the receivable becomes reasonably assured. No revenues were recorded pursuant to this agreement in 2002 or 2001.

      During the first quarter of 2002, Airlink became delinquent in making scheduled payments under the terms of the above agreements and after substantial negotiations and evaluating various collection alternatives, in May, 2002, Novatel and Airlink entered into an Agreement and Plan of Reformation which terminated and combined the two previous separate agreements into one secured promissory note for approximately $950,000 which is secured by substantially all of Airlink’s assets. Consistent with the previous notes, Airlink’s Chairman of the Board has also personally guaranteed this promissory note. The terms of this note provided for Airlink to pay us a first payment of $70,000 in June 2002, which was paid, as well as a specified percent of Airlink’s gross monthly cash receipts. The outstanding balance of the note at December 31, 2002 was $650,000. The note accrues interest at prime plus 3% (7.25% at December 31, 2002). No cash has been received in 2003 from Airlink. We have sold Airlink on a prepayment basis, $7,000 during the period January 1, 2003 to March 26, 2003. The balance from Airlink at February 28, 2003 is $658,000. Airlink is also delinquent in making scheduled payments under this agreement and we are evaluating our legal remedies under the guarantee agreement. In January 2003, we sent Mr. Steven Sherman demand letters requesting immediate payment under the personal guarantee. No payment has been received to date. During 2002, Mr. Sherman performed certain consulting services for the Company and was paid $55,000.

      On June 30, 2000, Aether Capital, LLC, purchased $20 million of the Company’s Series D convertible preferred stock. Aether Capital, LLC is the investment arm of Aether Systems, Inc., which is the sole member of Aether Capital, LLC. David S. Oros, one of Novatel’s directors, who joined the Company’s board in July 2000, serves as Chairman, Chief Executive Officer and President of Aether Systems, Inc. Mr. Oros was also a director of OmniSky Corporation, in which Aether Systems, Inc. was an investor. As a result of this capital transaction, OmniSky Corporation, a one-time significant customer, became a related party and we commenced recording sales to OmniSky as “Revenue-Related Parties” in the third quarter of 2000. Sales to OmniSky amounted to $1,901,000 for the year ended December 31, 2001. Receivables from OmniSky Corporation amounted to $44,000 and $143,000 as of December 31, 2002 and 2001, respectively, which has been fully reserved, as a result of OmniSky’s December 2001 filing for Bankruptcy protection. As part of this settlement, we received a payment of $99,000 during 2002.

      In December 2001, we entered into a software license, maintenance and support agreement with Aether Capital LLC. Under this agreement, we purchased a software license from Aether Capital LLC for $870,000 and a one-year maintenance and support service agreement for $130,000. During 2002, we paid $950,000 under this agreement and the remaining $50,000 is included in “Accounts Payable” at December 31, 2002 and is payable in 2003. Simultaneously with this license agreement, Aether Capital LLC purchased 3,000 shares of our Series A Preferred Stock for a purchase price of $3.0 million and received warrants to purchase up to 77,922 shares of the Company’s common stock at an exercise price of $18 per share. The terms and conditions of this investment by Aether Capital LLC were identical to those on which other investors purchased shares of our Series A Preferred Stock in December 2001. In the fourth quarter of 2002, we decided not to pursue further development of the technology related to this license, and accordingly, an impairment charge of $870,000 was recorded.

      We utilized an entity to provide technical support services for $16,000 per month through June 30, 2002. The Company’s former Chairman and Chief Executive Officer was a board member and an option holder of this entity. Payments made to this entity during the year ended December 31, 2002 and 2001 were $96,000 and $62,000, respectively.

      During 2001, we made payments of approximately $169,000 to Centurion Wireless Technologies, Inc., (“Centurion”) in connection with the purchase of certain wireless modem antennae. Centurion is a portfolio company of Cornerstone Equity Investors, LLC (“Cornerstone”.) Two of Cornerstone’s managing directors serve on Novatel’s board of directors and Cornerstone is a stockholder of Novatel. There were no purchases from Centurion during 2002. In July 2002, we paid the final payable balance of $41,000 to Centurion.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

      We do not currently use derivative financial instruments. We generally place our cash and short-term investments in high-credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations. The Company’s credit facility and related interest cost on borrowings is affected by the variations in the U.S. prime rate of interest. As of December 31, 2002, we had $2,234,000 outstanding under our line of credit. A 2% change in the prime rate would result in additional interest of $45,000 based on the $2.2 million outstanding under our line of credit at December 31, 2002. We do not expect any material loss from our cash and cash equivalents and therefore believe that our potential interest rate exposure is not material; however, these investments are subject to interest rate risk. We do not currently enter into foreign currency hedge transactions. Through December 31, 2002, we had a foreign currency loss of approximately $28,000 recorded in general and administrative expenses as a result of foreign currency exchange transactions related to our Canadian subsidiary. Revenues generated outside the United States, as a percentage of total revenues were 11% for the year ended December 31, 2002 and 16% for the year ended December 31, 2001. Fluctuations in foreign exchange rates could impact future operating results.

Item 8.     Financial Statements and Supplementary Data

      The index to our Consolidated Financial Statements and the Independent Auditors’ Report appears in Part IV of this form 10-K.

Item 9.     Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

      On July 17, 2002, the Board of Directors of the Company, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP (“Arthur Andersen” or “AA”) as the Company’s independent public accountants and engaged KPMG LLP (“KPMG”) to serve as the Company’s independent public accountants for the year ending December 31, 2002.

      Arthur Andersen’s reports on the Company’s consolidated financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      In connection with its audits for the Company’s years ended December 31, 2001 and 2000 and through July 17, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to AA’s satisfaction, would have caused AA to make reference to the subject matter in connection with AA’s report on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      During the years ended December 31, 2001 and 2000 and through July 17, 2002, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      (a) Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

      (b) Identification of Executive Officers. The information under the caption “Certain Information with Request to Executive Officers,” appearing in the Proxy Statement to be filed for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

      (c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Compliance with Federal Securities Laws,” appearing in the Proxy Statement to be filed for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.     Executive Compensation

      The information under the heading “Executive Compensation and Other Information” appearing in the Proxy Statement to be filed for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information under the headings “Principal Stockholders” appearing in the Proxy Statement to be filed for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information under the headings “Principal Stockholder Certain Relationships and Related Transactions,” appearing in the Proxy Statement to be filed for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.     Controls and Procedures

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports On Form 8-K

      (a) 1.     Index to Consolidated Financial Statements

See Index to Consolidated Financial Statements and financial statement schedules.

      (a) 2.     Index to Financial Statement Schedules

The following Financial Statement Schedules for the years ended December 31, 2002, 2001 and 2000 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.

Schedule	Page

Schedule II — Valuation and Qualifying Accounts	75

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

      (a) 3.     Exhibits

      The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit
Number	Description

3.1(1)	Certificate of Incorporation.
3.2(4)	Certificate of Designation of Series A Convertible Preferred Stock.
3.3(1)	Bylaws.
4.1(2)	Specimen Common Stock Certificate.
4.2(4)	Specimen Series A Convertible Preferred Stock Certificate.
4.3(4)	Form of Common Stock Purchase Warrant.
4.4(5)	Warrant to Purchase Stock, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank
4.5(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series B Convertible Preferred Stock
4.6(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series C Convertible Preferred Stock
4.7(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series C Debentures
4.8(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series D Convertible Preferred Stock
4.9(7)	Form of Securities Purchase Agreement.
4.10(7)	Form of Secured Convertible Subordinated Note
4.11(7)	Form of Secured Convertible Subordinated Note
4.12(7)	Form of Common Stock Purchase Warrant
4.13(7)	Form of Security Agreement
4.14(7)	Form of Certificate of Designation with respect to Series A Stock
4.15(7)	Form of Certificate of Designation with respect to Series B Stock
4.16(7)	Form of Registration Rights Agreement
10.1(3)	1997 Stock Incentive Plan, as Amended and Restated.
10.2(6)	2000 Stock Incentive Plan, as Amended and Restated.
10.3(3)	2000 Employee Stock Purchase Plan.
10.4(2)	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among Novatel Wireless, Inc. and some of its stockholders.
10.5(2)	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among Novatel Wireless, Inc. and some of its stockholders.
10.6(2)	Form of Indemnification Agreement between Novatel Wireless, Inc. and each of its officers and directors.
10.7(5)	Loan and Security Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.
10.8(5)	Silicon Valley Bank Registration Rights Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.
10.9(6)	Silicon Valley Bank Antidilution Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.
10.10(2)	Real Property Sublease dated as of July 7, 2000, by and between Sicor Inc. (formerly Gensia Sicor, Inc.) and Novatel Wireless, Inc., for 9360 Towne Centre Drive, San Diego, California.
10.11(2)	Real Property Lease, dated as of February 1, 1997, by and between Novatel Wireless Technologies Ltd. and Sun Life Assurance Company of Canada, for 6715 8th St., N.E., Calgary, Alberta.
*10.12(2)	Employment Agreement, dated as of July 24, 2000, by and between Novatel Wireless, Inc. and John Major.
*10.13(2)	Employment Agreement, dated as of August 21, 1996, by and among Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and Ambrose Tam.

Exhibit
Number	Description

10.14(6)	Form of Change of Control Letter Agreement, dated as of May 11, 2001, by and between Novatel Wireless, Inc. and several executives of Novatel Wireless, Inc.
10.15(2)	Standard Manufacturing Agreement, dated as of August 8, 2000, by and between Novatel Wireless, Inc. and Solectron de Mexico, S.A. de C.V.
10.16(2)	First Amendment to Employment Agreement, dated as of September 22, 2000, by and among Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and Ambrose Tam.
10.17(6)	Settlement Agreement and Mutual General Release, dated as of January 12, 2002 by and between Novatel Wireless, Inc. and Sanmina-SCI Corporation and Sanmina Canada ULC.
10.18(6)	Security Agreement, dated as of January 12, 2002 executed by Novatel Wireless, Inc. in favor of Sanmina-SCI Corporation.
10.19	Amendment to the Loan and Security Agreement, dated as of November 21, 2002, by and between the Company and Silicon Valley Bank.
21(1)	Subsidiaries of Novatel Wireless, Inc.
23.1	Consent of KPMG LLP, Independent Auditors
23.2	Notice regarding consent of Arthur Andersen LLP
24	Power of Attorney (See signature page)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-53692), filed January 12, 2001.

(4)	Incorporated by reference to the Company’s current report on Form 8-K, filed January 18, 2002.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended.

(6)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

(7)	Incorporated by reference to the Company’s current report on Form 8-K, filed March 28, 2003.

*	Management contract or compensation plan or arrangement.

      (b) Reports on Form 8-K

Current reports on Form 8-K, filed March 28, 2003.

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

NOVATEL WIRELESS, INC.

By:	/s/ PETER V. LEPARULO

Peter V. Leparulo
Chief Executive Officer

Date: March 28, 2003

POWER OF ATTORNEY

      Know all men by these presents, that each person whose signature appears below constitutes and appoints Peter V. Leparulo and Melvin L. Flowers, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the securities exchange act of 1934, this annual report on form  10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER V. LEPARULO Peter V. Leparulo	Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ MELVIN L. FLOWERS Melvin L. Flowers	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 28, 2003

/s/ ROBERT GETZ Robert Getz	Director	March 28, 2003

/s/ PENG K. LIM Peng K. Lim	Director	March 28, 2003

John E. Major	Director	March 28, 2003

/s/ DAVID S. OROS David S. Oros	Director	March 28, 2003

Signature	Title	Date

/s/ DANIEL E. PITTARD Daniel E. Pittard	Director	March 28, 2003

/s/ MARK ROSSI Mark Rossi	Director	March 28, 2003

/s/ STEVEN SHERMAN Steven Sherman	Director	March 28, 2003

CERTIFICATIONS

      Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer of Novatel Wireless Inc., as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, and 17 C.F.R. § 240.13a-14.

Certification of Chief Executive Officer

      I, Peter Leparulo, certify that:

1. I have reviewed this annual report on Form 10-K of Novatel Wireless Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PETER LEPARULO

Peter Leparulo
President and
Chief Executive Officer

Dated: March 28, 2003

Certification of Chief Financial Officer

      I, Melvin L. Flowers, certify that:

1. I have reviewed this annual report on Form 10-K of Novatel Wireless Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MELVIN L. FLOWERS

Melvin L. Flowers
Senior Vice President and Chief Financial Officer

Dated: March 28, 2003

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$1,571,000	$29,129,000
Restricted cash	105,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $333,000 in 2002 and $294,000 in 2001.	6,937,000	6,706,000
Accounts receivable — related party (Note 11)	276,000	778,000
Inventories	4,250,000	6,470,000
Prepaid expenses and other	1,561,000	2,194,000

Total current assets	14,700,000	45,377,000

Property and equipment, net	4,101,000	7,744,000
Intangible assets, net	5,054,000	6,596,000
Other assets	192,000	192,000

	$24,047,000	$59,909,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,919,000	$12,321,000
Accrued expenses	1,266,000	2,261,000
Inventory purchase commitments (Note 10)	3,983,000	11,749,000
Borrowings under line of credit	2,234,000	1,560,000
Restructuring accrual	1,331,000	1,764,000
Deferred revenues	977,000	336,000
Current portion of capital lease obligations	133,000	159,000

Total current liabilities	16,843,000	30,150,000

Long-term inventory purchase commitments (Note 10)		4,000,000

Capital lease obligations, net of current portion	38,000	171,000

Convertible and redeemable Series A preferred stock, 3,675 in 2002 and 27,172 in 2001 shares issued and outstanding (Notes 6 and 7)	665,000	161,000

Commitments and contingencies (Notes 2, 3 and 10)
Stockholders’ equity:
Preferred stock, par value $.001, 15,000,000 shares authorized (Note 7) Common stock, par value $.001, 350,000,000 shares authorized, 6,984,823 (2002) and 3,642,917 (2001) shares issued and outstanding	7,000	4,000
Additional paid-in capital	238,640,000	208,700,000
Deferred stock compensation	(1,729,000)	(6,341,000)
Accumulated deficit	(230,417,000)	(176,936,000)

Total stockholders’ equity	6,501,000	25,427,000

	$24,047,000	$59,909,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

Revenue	$28,825,000	$39,996,000	$36,947,000
Revenue — related parties (Note 11)	47,000	3,647,000	24,207,000

Total revenue	28,872,000	43,643,000	61,154,000

Cost of revenue	26,862,000	74,671,000	37,113,000
Cost of revenue — related parties	32,000	2,768,000	22,475,000

Total cost of revenue	26,894,000	77,439,000	59,588,000

Gross margin	1,978,000	(33,796,000)	1,566,000

Operating costs and expenses:
Research and development	13,416,000	20,836,000	13,488,000
Sales and marketing(**)	4,640,000	12,262,000	18,262,000
General and administrative	5,717,000	7,837,000	5,027,000
Restructuring and impairment charges	2,650,000	7,050,000
Amortization of deferred stock compensation(*)	3,556,000	10,360,000	12,833,000

Total operating costs and expenses	29,979,000	58,345,000	49,610,000

Operating loss	(28,001,000)	(92,141,000)	(48,044,000)
Other income (expense):
Interest income	221,000	1,598,000	1,156,000
Interest expense	(538,000)	(332,000)	(43,000)
Other income (expense), net		(2,000)	7,000

Net loss	$(28,318,000)	$(90,877,000)	$(46,924,000)

Per share data (Note 7):
Net loss applicable to common stockholders	$(53,481,000)	$(91,038,000)	$(50,776,000)
Weighted average shares used in computation of basic and diluted net loss per common share	5,106,681	3,626,258	1,043,605

Basic and diluted net loss per common share	$(10.47)	$(25.11)	$(48.65)

(*) Amortization of deferred stock compensation:
Cost of revenue	$363,000	$1,884,000	$370,000
Research and development	307,000	1,068,000	430,000
Sales and marketing	316,000	1,039,000	419,000
General and administrative	2,570,000	6,369,000	11,614,000

	$3,556,000	$10,360,000	$12,833,000

(**) Sales and marketing expense in 2000 includes a $2,283,000 non-cash charge for the beneficial conversion feature relating to the 28,985 Preferred Series D shares issued for $86.25 at a discount of $78.75 in October 2000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional			Total
					Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)

Balance, January 1, 2000.			650,192	$1,000	$4,793,000	$(800,000)	$(35,122,000)	$(31,128,000)
Issuance of convertible preferred stock, net of issuance costs	421,795				38,093,000			38,093,000
Exercise of stock options and warrants			82,170		952,000			952,000
Deferred compensation for stock options issued					30,267,000	(30,267,000)
Amortization of deferred compensation						12,833,000		12,833,000
Accretion of dividends on minority interest in NWT							(197,000)	(197,000)
Accretion of dividends on convertible and redeemable preferred stock of NWI							(3,146,000)	(3,146,000)
Amortization of offering costs for convertible and redeemable preferred stock							(509,000)	(509,000)
Issuance of common stock in initial public offering, net of issuance costs			535,000	1,000	57,202,000			57,203,000
Conversion of convertible and redeemable preferred stock upon the initial public offering			1,897,565	2,000	52,043,000			52,045,000
Conversion of convertible preferred stock upon the initial public offering	(421,795)		421,795
Net loss							(46,924,000)	(46,924,000)

Balance, December 31, 2000.			3,586,722	4,000	183,350,000	(18,234,000)	(85,898,000)	79,222,000
Exercise of stock options and warrants			42,809		504,000			504,000
Deferred compensation adjustment for stock options cancelled					(1,533,000)	1,533,000
Amortization of deferred compensation						10,360,000		10,360,000
Shares issued under employee stock purchase plan			13,386		171,000			171,000
Accretion of dividends on Series A convertible and redeemable preferred stock							(50,000)	(50,000)
Imputed value of beneficial conversion feature relating to the issuance of Series A convertible and redeemable preferred stock					21,338,000			21,338,000
Imputed value of warrants issued in conjunction with Series A convertible and redeemable preferred stock					4,512,000			4,512,000
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants							(105,000)	(105,000)
Amortization of offering costs for Series A convertible and redeemable preferred stock							(6,000)	(6,000)
Imputed value of warrants issued in conjunction with obtaining line of credit					358,000			358,000
Net loss							(90,877,000)	(90,877,000)

Balance, December 31, 2001.			3,642,917	4,000	208,700,000	(6,341,000)	(176,936,000)	25,427,000
Shares issued under the Sanmina settlement agreement (Note 10)			333,333		5,400,000			5,400,000
Shares repurchased under the Sanmina settlement agreement (Note 10)			(133,333)		(1,600,000)			(1,600,000)
Exercise of stock options and warrants			18,268		239,000			239,000
Deferred compensation adjustment for stock options cancelled					(1,056,000)	1,056,000
Amortization of deferred compensation						3,556,000		3,556,000
Shares issued under employee stock purchase plan			23,127		135,000			135,000
Accretion of dividends on Series A convertible and redeemable preferred stock							(1,132,000)	(1,132,000)
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants							(22,656,000)	(22,656,000)
Amortization of offering costs for Series A convertible and redeemable preferred stock							(1,375,000)	(1,375,000)
Conversion of Series A convertible and redeemable preferred stock into shares of common stock			2,114,848	2,000	24,425,000			24,427,000
Issuance of common stock, net of issuance costs			985,663	1,000	2,397,000			2,398,000
Net loss							(28,318,000)	(28,318,000)

Balance, December 31, 2002.		$	$6,984,823	$7,000	$238,640,000	$(1,729,000)	$(230,417,000)	$6,501,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(28,318,000)	$(90,877,000)	$(46,924,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,615,000	4,713,000	1,853,000
Provision for bad debt	39,000	41,000	72,000
Inventory write-offs	2,506,000	16,210,000
Asset impairments	870,000	2,241,000
Compensation for stock options issued below fair value	3,556,000	10,360,000	12,833,000
Amortization of deferred financing costs in conjunction with line of credit	328,000	30,000
Non-cash sales and marketing expense for beneficial conversion feature			2,283,000
Changes in assets and liabilities:
Restricted cash	(5,000)	(100,000)
Accounts receivable	(270,000)	1,346,000	(6,820,000)
Accounts receivable — related party	502,000	6,668,000	(7,446,000)
Inventories	(286,000)	(9,557,000)	(3,685,000)
Prepaid expenses and other	305,000	1,522,000	(2,908,000)
Other assets		510,000	(648,000)
Accounts payable	(5,402,000)	(11,508,000)	12,269,000
Accrued expenses	(1,327,000)	(2,505,000)	4,218,000
Inventory purchase commitment	(6,366,000)	15,749,000
Restructuring accrual	(101,000)	1,432,000
Deferred revenues	641,000	(1,660,000)	(6,138,000)

Net cash used in operating activities	(28,713,000)	(55,385,000)	(41,041,000)

Cash flows from investing activities:
Purchases of property and equipment	(198,000)	(5,887,000)	(9,170,000)
Purchases of licensed technologies		(2,188,000)	(2,260,000)
Capitalized software development costs	(102,000)	(2,265,000)

Net cash used in investing activities	(300,000)	(10,340,000)	(11,430,000)

Cash flows from financing activities:
Proceeds from borrowings on line of credit	674,000	1,560,000
Net proceeds from issuance of convertible and redeemable preferred stock		25,850,000
Offering costs for convertible and redeemable Series A preferred stock	(232,000)
Net proceeds from issuance of convertible preferred stock			35,810,000
Proceeds from exercise of stock options and warrants	239,000	504,000	952,000
Proceeds from shares issued under the employee stock purchase plan	135,000	171,000
Repurchase of common stock under Sanmina Settlement Agreement (Note 10)	(1,600,000)
Net proceeds from the issuance of common stock	2,398,000

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,

	2002	2001	2000

Net proceeds from initial public offering			57,203,000
Payments under capital lease obligation	(159,000)	(57,000)	(123,000)

Net cash provided by financing activities	1,455,000	28,028,000	93,842,000

Net increase (decrease) in cash and cash equivalents	(27,558,000)	(37,697,000)	41,371,000
Cash and cash equivalents, beginning of year	29,129,000	66,826,000	25,455,000

Cash and cash equivalents, end of year	$1,571,000	$29,129,000	$66,826,000

Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible and redeemable preferred stock into shares of common stock upon the initial public offering			$52,045,000
Accretion of dividends on minority interest			197,000
Accretion of dividends on convertible and redeemable preferred stock	$1,132,000	$50,000	3,146,000
Amortization of offering costs for convertible and redeemable preferred stock	1,375,000	6,000	509,000
Deferred compensation for stock options issued			30,267,000
Deferred compensation adjustment for stock options cancelled	1,056,000	1,533,000
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants	22,656,000	105,000
Common stock issued for settlement of inventory purchase commitment (Note 10)	5,400,000
Conversion of Series A convertible and redeemable preferred stock into shares of common stock	24,427,000
Cashless exercise of warrants		150,000
Property and equipment acquired under capital lease obligations			323,000
Warrants granted in connection with line of credit, net		328,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$108,000	$222,000	$44,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Significant Accounting Policies

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

     Principles of Consolidation

      The consolidated financial statements include the accounts of Novatel Wireless, Inc. and its wholly owned subsidiaries Novatel Wireless Solutions, Inc. and NWT. NWT became wholly owned in September 2000 when the holder of NWT Series A and Series B preferred shares exchanged all of its NWT shares for shares of the Company’s Series A and Series B Preferred Stock. Prior to such exchange, NWT was 50% owned by the Company. NWT was consolidated prior to the share exchange because the Company had financial and managerial control over NWT and had the ability to unilaterally obtain a majority share ownership position and voting control. The other shareholder in NWT was a passive investor with no operational influence, no veto voting rights and no obligation to fund NWT’s operations.

      All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior years’ financial statements to conform to the presentation for the year ended December 31, 2002.

     Stock Split

      On October 29, 2002, a 1-for-15 reverse stock split that had been approved by the Company’s stockholders became effective. All references in the consolidated financial statements to number of shares outstanding, price per share, and per share amounts have been retroactively restated to reflect the reverse stock split for all periods presented.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include inventory valuation, the use of option pricing models to establish values of equity instruments, the valuation of long-lived assets and restructuring accruals.

     Cash and Cash Equivalents

      Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Cash and cash equivalents consist of money market and mutual funds and are recorded at market value, which approximates cost. Cash on hand at December 31, 2002 was $1.6 million and $29.1 million at December 31, 2001.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Restricted Cash

      Restricted cash includes $55,000 and $50,000 at December 31, 2002 and 2001, respectively, serving as collateral for the Company’s purchase card and merchant service program. The Company also had $50,000 of restricted cash deposits serving as collateral for letters of credit relating to an operating lease at December 31, 2002 and 2001.

     Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment

      Property and equipment are stated at cost and depreciated using the straight-line method. Test equipment, computer equipment and purchased software, furniture and fixtures and product tooling are depreciated over lives ranging from two and five years and leasehold improvements are depreciated over the shorter of the related lease period or useful life. Amortization of assets held under capital leases is included in depreciation expense.

      Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing property and equipment are capitalized and depreciated. Upon retirement or disposition of property and equipment and any resulting gain or loss is recognized in the consolidated statement of operations.

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

     Long-Lived Assets

      The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets, including fixed and intangible assets, to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the discounted future cash flows associated with each class of asset. If management’s evaluation indicates that the carrying values of these assets are impaired, such impairment is recognized by a reduction of the applicable asset carrying value to its estimated fair value and expensed through operations. See Note 3 for Asset Impairment discussions.

     Revenue Recognition

      The Company’s revenue has been generated from the sale of wireless modems to wireless telecommunications operators, wireless data content and service providers, resellers and OEM customers and from services

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided under nonrecurring engineering contracts. Revenue from product sales and development services is recognized upon the later of transfer of title or upon shipment of the product to the customer or upon rendering services. Revenues from long-term supply contracts are recognized as products are shipped to customers over the period of the contract. The Company records deferred revenue for cash payments received from customers in advance of product shipments. The Company grants price protection provisions to certain customers and tracks pricing and other terms offered to customers buying similar products to assess compliance with these provisions. To date, the Company has not incurred material price protection expenses. The Company establishes reserves for estimated product returns and warranty allowances in the period in which revenue is recognized.

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

     Research and Development Costs

      Research and development costs are expensed as incurred and consist of employee salaries and related costs, costs paid to third-party contractors and consultants, expendable equipment costs and equipment depreciation. Research and development costs also include allocations of corporate overhead expenses, consisting primarily of facilities costs. Research and development costs are offset by non-recurring engineering customer arrangements under which payments are recorded as revenue with the related costs reclassified as cost of revenues.

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

     Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     Stock-Based Compensation

      The Company accounts for stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations which recognizes compensation expense on the grant date if the current market price of the stock exceeds the exercise price.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement provides alternative

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We will adopt the interim disclosure provisions of SFAS No. 148 in the first quarter of fiscal 2003.

      In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for costs of stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Additionally, the Company discloses the pro forma effect on net loss and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation (see Note 8). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. The weighted average fair value of the options granted during fiscal 2002, 2001 and 2000 was estimated as $5.49, $17.73 and $19.68, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 116%, 104% and 77% for fiscal 2002, 2001 and 2000, respectively, risk-free interest rates between 3.0% and 6.45% and expected lives of four to five years.

      Had compensation expense been determined based on the fair values at the dates of grant for the years ended December 31, 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss per share would have been reported as the pro forma amounts indicated below:

	Year Ended December 31,

	2002	2001	2000

Net loss applicable to common stockholders, as reported	$(53,481,000)	$(91,038,000)	$(50,776,000)
Net loss applicable to common stockholders, pro forma	$(58,763,000)	$(97,728,000)	$(53,587,000)
Net loss per share, as reported	$(10.47)	$(25.11)	$(48.65)
Net loss per share, pro forma	$(11.51)	$(26.95)	$(51.35)

     Computation of Net Loss Per Share

      SFAS No. 128, “Earnings Per Share,” requires companies to compute basic and diluted per share data for all periods for which a statement of operations is presented. Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that were outstanding for the periods presented. Potentially dilutive securities consisting of options, warrants, convertible and redeemable minority interest and convertible and redeemable preferred stock were not considered in the calculation of diluted earnings per share, as their impact would be antidilutive. For the periods presented, there is no difference between basic and diluted net loss per share. The difference between net loss and net loss applicable to common stockholders consists of accretion of dividends on minority interest, accretion of dividends on convertible and redeemable preferred stock and amortization of offering costs for convertible and redeemable preferred stock. (see Note 7)

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Foreign Currency Translation

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

     Fair Value of Financial Instruments

      The carrying amounts of the Company’s cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their short-term nature. The Company performs credit evaluations of key customers and management believes it is not exposed to significant credit risk on its accounts receivable in excess of established reserves. The carrying amount of the line of credit approximates fair value based on borrowing rates currently available to the Company. The fair value of the beneficial conversion on the Series A preferred stock and related common stock warrants issued were determined using the closing price of the Company’s common stock at the date of issuance.

     Comprehensive Income

      SFAS No. 130, “Comprehensive Income,” requires that all items recognized under accounting standards as components of comprehensive income be reported with the same prominence as other financial statements. The Company has no items requiring separate display of comprehensive income other than net loss.

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

     Recent Accounting Pronouncements

      In November 2002, the FASB published interpretation No, 45 “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees Indebtedness of Others.” The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating what effect the adoption of this statement will have the Company’s consolidated financial statements.

      In December 2002, the FASB issued an SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of FASB Statement No. 123. The purpose of the proposed

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendment is to enable companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption. The Company will continue to apply the disclosure-only provisions of SFAS 123. See Note 8 of the Notes to the Financial Statements for additional information regarding the Company’s treatment of stock options. The transition provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

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

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains SFAS No. 121’s fundamental provisions for recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of but retains APB Opinion No. 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 became effective for the Company beginning January 1, 2002. Adoption of SFAS No. 144 as of January 1, 2002 did not have a material impact on the Company’s financial position or results of operations.

2.     Realization of Assets and Liabilities and Going Concern Considerations

      The Company has sustained substantial losses from operations in each period since its inception and has used substantially all of its available cash resources to fund the operating losses, including the $2.4 million financing completed in September 2002 (see Note 7) and the $1.1 million net proceeds received in March 2003 (see below).

      During the fourth quarter of 2002, management determined that the Company had insufficient working capital to continue operations through the second quarter of 2003. As part of management’s plan to improve the Company’s financial condition, on March 12, 2003, the Company entered into a series of agreements, including the Securities Purchase Agreement (the “Purchase Agreement”) with a group of investors (the “Investors”) in connection with the private placement of $3.25 million of convertible debt and equity securities, and the issuance of up to $3.505 of equity securities in satisfaction of outstanding third-party obligations. As a result of these agreements, the Company completed, or agreed to complete subject to stockholder approval, for which the Company has scheduled a Special Meeting of Stockholders on April 30, 2003, the following transactions which are collectively referred to as the “Private Placement Transactions”:

•	On March 13, 2003, the Company received cash of $1.1 million, net of $100,000 fees, in exchange for issuing $1.2 million of secured subordinated convertible promissory notes (the “Initial Convertible Notes”), convertible subject to stockholder approval into newly authorized Series B Stock, and Common Stock, and warrants to purchase an aggregate of 857,143 shares of Common Stock;

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Upon receiving Stockholder approval, the Company agreed to sell 2,050 additional shares of Series B Stock and warrants to purchase an aggregate of 1,983,929 shares of Common Stock; and

•	Upon receiving Stockholder approval, the Company agreed to issue $3.505 million of secured subordinated convertible promissory notes (the “Additional Convertible Notes,”) to the Investors in satisfaction of presently outstanding third-party obligations to be acquired by the Investors from Sanmina-SCI Corporation (the “Sanmina Obligations”). The Investors agreed subsequently to convert the Additional Convertible Notes into 3,505 shares of Series B Stock. The purchase of the Sanmina Obligations by the Investors is conditioned upon the Company receiving stockholder approval for the Private Placement. The Convertible Notes convert into a number of shares of Series B Stock equal to the total amount outstanding divided by $1,000. The Series B shares are convertible into shares of Common Stock equal to the total amount outstanding divided by $0.70.

      On March 12, 2003, concurrent with the Purchase Agreement, the Investors and Sanmina entered into an agreement pursuant to which, subject to certain terms and conditions, Sanmina agreed to sell to the Investors, and the Investors agreed to purchase from Sanmina, (herein, the “Sanmina Purchase”) the Sanmina Obligation at a substantial discount. In order to facilitate the Sanmina Purchase, Sanmina granted the Company a forbearance from its obligation to make payments to Sanmina upon the earlier of the Sanmina Purchase or August 1, 2003. In return for obtaining this payment forbearance, the Company agreed to continue to observe the operating covenants contained in the Amendment, such as achieving certain revenue milestones, through the earlier of the Sanmina Purchase or August 1, 2003. The Holders of the Initial Convertible Notes have the right to extend the forbearance period beyond August 1, 2003 by making payments to Sanmina at the rate of $150,000 per month of extension. These extension payments will reduce the Company’s aggregate obligation to Sanmina under the Settlement Agreement, as amended, and will increase the principal balance of the Initial Convertible Notes.

      The Sanmina Purchase is subject to, among other things, the approval by the stockholders. The Sanmina Purchase is also subject to the Company and Sanmina each providing the other with a general release from any and all claims and liabilities arising out of the Settlement Agreement, as amended, and the related security agreement. Upon consummation of the Sanmina Purchase, Sanmina will no longer be a creditor of the Company.

      If stockholder approval is not obtained, the Company would not be able to complete the Private Placement Transactions, and would not have sufficient working capital to continue operations. In addition, if stockholder approval is not obtained, the holders of the Initial Convertible Note would be entitled to require that the Company repay the indebtedness evidenced by the Initial Convertible Notes within 60 days following the termination of the Purchase Agreement either in cash or in shares of Common Stock, subject to Nasdaq’s rules and regulations. Moreover, given the recent quoted market price per share of the Common Stock, stockholder approval is all but required for practically any issuance of equity securities that would generate net proceeds sufficient to maintain operations through the remainder of the calendar year. Because of the length of time required to negotiate an alternative transaction with prospective investors and assuming such transaction were an equity issuance or an issuance of securities convertible into or exercisable for equity securities, the Company would have to present it to the Company’s stockholders for approval, and in light of the Company’s current financial condition, it is unlikely that the Company would be able to continue operations long enough to pursue an alternative source of financing.

      The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each year since inception. As of December 31, 2002, the Company had an accumulated deficit of $230.4 million and negative working capital of $2.1 million. During the year ended December 31, 2002, the Company incurred a net loss of $28.3 million and a reduction in cash on hand from $29 million to $1.6 million.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If the Company continues to experience negative cash flow, it may be required to raise additional funds through the private or public sale of additional debt or equity securities or through commercial bank borrowings to fund working capital requirements and anticipated capital expenditures. The Company’s ability to obtain additional capital will depend on financial market conditions, investor expectations for the wireless technology industry, the national economy and other factors outside the Company’s control. There can be no assurance that such additional financing will be available on acceptable terms, or at all. If needed, the failure to secure additional financing would have a material adverse effect on the business, financial condition and operating results and may impair the Company’s ability to continue at the current level or cause it to cease operations.

      Management of the Company intends to continue executing a plan to improve its operating results and financial condition. The plan includes the successful completion of the Private Placement Transactions, strengthening sales initiatives, improving gross margins and continuing to cut costs as a percentage of sales. The Company commenced volume shipments of the Company’s CDMA products in 2002, which have generated higher margins and have positively impacted the results of operations, particularly as the Company started to realize the benefits of its partnership with LG Innotek Co. Ltd. Simultaneously, the Company’s business has been negatively impacted by the decrease in CDPD sales, particularly cradle sales, which have decreased to insignificant levels as the market for these products have decreased. This has resulted in becoming dependant on sales and profits from shipments of CDMA and GPRS products. Although the Company has made sales of these products in 2002 and continues to make sales in 2003, the majority of these sales have been CDMA products to one customer. Although management is confident of the Company’s ability to generate future profitable sales of CDMA and GPRS products, there can be no assurance that the sales of these products will be made at volumes sufficient to generate enough cash flow to cover the Company’s operating expenses. A decrease in the cash flows or failure to generate significant revenue from new or existing products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing and/or operating costs, will further adversely impact the Company’s business, financial condition and results of operations, and materially adversely affect the Company’s ability to continue our business as presently conducted.

      Therefore, without obtaining stockholder approval to complete the equity and debt financing described above, and without achieving increased profitable revenues, there is substantial doubt about the Company’s ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

3.     Restructuring Charges and Asset Impairments

      As a result of the economic slowdown in the Company’s industry sector, in the first quarter of 2001, the Company announced and began implementing an operational restructuring plan to reduce its operating costs and streamline its organizational structure. As a result of this plan, which has been on-going throughout 2001 and 2002, the Company recorded restructuring charges of $2.7 million during 2002 and $7.1 million during 2001. The restructuring plan provided for the reduction of employee staff, consultants and temporary labor, resulting in severance payments and other employee related expenses of approximately $778,000 during 2002 and $2.2 million during 2001. There were 33 employee separations during 2002 and 183 employee separations during 2001. The restructuring also provided for the closure of the Company’s fulfillment and distribution facility. This function has been transitioned to one of the Company’s contract manufacturers. Additionally, during late 2001 and early 2002, the Company closed certain office facilities.

      As a result of the closure of these facilities, the restructuring charge includes $1.0 million in 2002 and $2.6 million in 2001 for the impairment of assets that will no longer be used and facility lease termination and

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other closure costs. In the fourth quarter of 2001, the Company recorded a $2.2 million impairment charge primarily for assets no longer being utilized as a result of headcount reductions.

      During the fourth quarter of 2002, the Company recorded an impairment charge in the amount of $870,000 for a software license that is no longer deemed recoverable from future operations.

      The following table displays the activity and balances of the restructuring accrual from January 1, 2001 to December 31, 2002:

	Employee	Facility	Asset
	Termination	Closings	Impairments	Total

2001
Initial charges	$2,200,000	$2,951,000	$1,899,000	$7,050,000
Cash payments	(2,016,000)	(773,000)		(2,789,000)
Asset impairments		(598,000)	(1,899,000)	(2,497,000)

Balance — December 31, 2001	$184,000	$1,580,000	$0	$1,764,000

2002
Charges	$778,000	$1,002,000	$870,000	$2,650,000
Cash payments	(867,000)	(981,000)		(1,848,000)
Asset impairments		(365,000)	(870,000)	(1,235,000)

Balance — December 31, 2002	$95,000	$1,236,000	$0	$1,331,000

      Cash payments for employee separations of $95,000 are expected to be paid over the next six months and cash payments for facility closings of $1,236,000 are expected to be paid ratably over the next 57 months.

      The Company determined that certain components in inventory had also been adversely impacted by the slowing economy. Accordingly, during 2001, the Company recorded charges totaling $34.5 million for excess and obsolete raw material components and finished goods. In 2002, the Company recorded charges for an additional $1.0 million for excess and obsolete raw material components and finished goods (see Note 4). In accordance with Emerging Issues Task Force 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments are classified in “Cost of revenue” in the accompanying consolidated statements of operations.

4.     Financial Statement Details

     Inventories

      Inventories consist of the following:

	December 31,

	2002	2001

Finished goods	$3,036,000	$4,533,000
Raw materials and components	1,214,000	1,937,000

	$4,250,000	$6,470,000

      During 2001, the Company recorded charges to write off $34.5 million of excess and obsolete inventory relating to certain excess and obsolete inventory on hand and under purchase commitments. In connection with these charges the Company established an inventory reserve.

      During 2002, the Company recorded a charge to write-off $2.5 million of raw material components and finished goods on hand that are considered excess or obsolete, which was offset by $1.5 million for the sale of inventory that had been previously written-off, resulting in a net write-off of $1.0 million.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2002	2001

Test equipment	$8,240,000	$8,143,000
Computer equipment and purchased software	6,259,000	6,184,000
Furniture and fixtures	1,433,000	1,433,000
Product tooling	1,560,000	1,534,000
Leasehold improvements	554,000	554,000

	18,046,000	17,848,000
Less — accumulated depreciation and amortization	(13,945,000)	(10,104,000)

	$4,101,000	$7,744,000

      Depreciation expense was $3,841,000, $4,596,000 and $1,853,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Impairment charges were $2.2 million in 2001 (see Note 3). At December 31, 2002 and 2001, assets held under capital leases had a net book value of $123,000 and $262,000, respectively net of accumulated amortization of $480,000 and $391,000, respectively.

     Intangible Assets

      Intangible assets consists of the following:

	December 31,

	2002	2001

CDMA licenses	$2,561,000	$2,459,000
GPRS licences	3,384,000	3,384,000
Other software licences	—	870,000

	5,945,000	6,713,000
Less — accumulated amortization	(891,000)	(117,000)

	$5,054,000	$6,596,000

      During the fourth quarter of 2002, the Company recorded an impairment charge in the amount of $870,000 for a software license that was no longer being used as a result of the Company’s decision not to pursue further development of the technology related to this license.

     Accrued Expenses

      Accrued expenses consist of the following:

	December 31,

	2002	2001

Payroll and related	$641,000	$1,329,000
Product warranty and sales returns reserve	206,000	466,000
Professional fees	69,000	150,000
Other	350,000	316,000

	$1,266,000	$2,261,000

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Line of Credit

      In November 2002, the Company amended its credit facility with a bank, which allows the Company to borrow up to the lesser of $5 million or 65% of eligible accounts receivable balances. This credit facility bears interest at prime plus 2.75% (7.00% at December 31, 2002), provided that the interest rate in effect shall be not less than 7% and is secured by substantially all assets of the Company and expires in November 2003. As of December 31, 2002, $2.2 million of borrowings were outstanding under this facility. In connection with initially entering into this facility, the Company issued 42,689 warrants to purchase shares of the Company’s common stock at an exercise price of $9.72, as adjusted to date to reflect dilutive equity issuances made subsequent to November 2001, the initial date of this facility. The value of the warrants totaling $358,000 is amortized as interest expense over the term of the facility. These warrants expire on November 29, 2008 and may be exercised using a cashless feature in which the number of shares issued would be calculated by dividing the intrinsic value of the warrants at the date of exercise by the fair market value a share of common stock on the date of exercise.

6.     Convertible and Redeemable Preferred Stock

      In December 2001, the Company received aggregate net proceeds of approximately $25.9 million, net of fees to the placement agent and offering costs, from the issuance of 27,172 shares of Series A Convertible and Redeemable Preferred Stock (“Series A Preferred Stock”), which are convertible into Common Shares (2,356,893 as of December 31, 2001). Warrants to acquire 705,765 Common Shares (the “Investor Warrants”) were issued in conjunction with the Series A Preferred Stock shares. All of the securities sold in the 2001 Private Placement were sold solely to accredited investors, as defined in Rule 501 of Regulation D pursuant to the Securities Act of 1933, as amended. As of December 31, 2002 there were 3,675 Series A Preferred Stock shares outstanding which are convertible into 340,051 Common Shares.

      The conversion price per common share of $11.55 (as adjusted for the 1:15 reverse stock split, see Note 1) represents a 13.5% discount from the average quoted per share price of the common stock for the 20 trading-day period ending December 12, 2001, the day the commitment letter for the offering of the Series A Preferred Stock was executed. On the date of issuance of the Series A Preferred Stock the difference between the conversion price per common share and the closing price of the Company’s common stock amounted to $6.75 per share. As a result of this difference, the Company recorded the sale of preferred stock and issuance of warrants measured at fair value pursuant to the guidance in SFAS No. 123 and EITF 00-27. The Company used the fair value method in determining the value of the beneficial conversion feature at the date of issuance of approximately $21.4 million. Pursuant to SFAS 123, the Company measured the fair value of the warrants issued in conjunction with the Series A Preferred Stock at the date of issuance to be approximately $4.5 million. The terms of the Series A Preferred Stock include a redemption feature effective on the seventh anniversary of the issuance (December 2008) and a conversion discount from fair market value of the common stock at the time of issuance. Accordingly, the value of the discount plus the value of the detachable warrants will be ratably accreted as dividends during the seven-year period until the redemption rights are effective, or immediately in the period in which conversion occurs.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 1999 and until the Company’s IPO in November 2000, the Company had three classes of convertible and redeemable preferred stock as follows.

December 31,
1999

Convertible and redeemable preferred stock, Series A, par value $.001, 16,500,000 shares authorized, 452,771 shares issued and outstanding	$5,870,000
Convertible and redeemable preferred stock, Series B, par value $.001, 7,500,000 shares authorized (32,349 non-voting), 416,856 shares issued and outstanding	10,060,000
Convertible and redeemable preferred stock, Series C, par value $.001, 16,500,000 shares authorized, 734,855 shares issued and outstanding	27,875,000

$43,805,000

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

7.     Stockholders’ Equity

      The Company is authorized to issue 350,000,000 shares of common stock, par value $.001 and 15,000,000 shares of preferred stock, par value $.001. Common shares are voting shares and have equal rights in the event of liquidation. Refer to Note 2 for a discussion of the March 2003 equity Transaction. In connection with the Series A Preferred Stock financing in December 2001 (see Note 6), the Company issued 27,172 shares of Series A Preferred Stock. During 2002, 23,497 shares of Series A Preferred Stock were converted into 2,114,848 shares of Common Stock. The remaining 3,675 shares of Convertible Series A Preferred Stock are convertible into Common Shares using the conversion formula discussed in Note 6. However, because the Series A Preferred Stockholders have the right to require the Company to redeem the shares on the seventh anniversary of the issuance (December 2008), the shares are not included as a component of stockholders’ equity. The holders of Series A Convertible Preferred Stock will be entitled to notice of any meeting of stockholders of the Company and will vote together with the holders of common stock as a single class upon any matter submitted to the stockholders for a vote, on an as-converted basis as of the record date of such vote or upon the date of such written consent, as the case may be.

     Recent Financing Activities

      In September 2002, the Company successfully raised aggregate net proceeds of approximately $2.4 million, net of fees to the placement agent and offering costs, from the issuance of 985,658 shares of Common Stock. Warrants to acquire 501,209 common shares at a price of $3.60, expiring on March 12, 2006, were also issued in conjunction with this offering.

     Initial Public Offering

      In November 2000, the Company completed its initial public offering transaction, raising approximately $57.2 million, net of offering costs of approximately $7 million, upon the issuance of 535,000 shares of the

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock. On the closing of this transaction, all classes of previously outstanding preferred stock converted into shares of common stock of the Company on a one-for-one basis.

     Series D Convertible Preferred Stock

      In June and July of 2000, the Company issued 392,810 shares of Series D convertible preferred stock at $86.25 per share to accredited investors in a private placement. Net proceeds from the financing amounted to approximately $33.3 million, net of offering costs of approximately $541,000. The Company also issued warrants to purchase a total of 78,560 shares of its common stock at an exercise price of $48.65, as adjusted, expiring June 30, 2005.

      In October 2000, the Company issued 28,985 shares of Series D convertible preferred stock at $86.25 per share to a qualified institutional buyer in a private placement. Net proceeds from the financing amounted to approximately $2.5 million. The per share price represents a discount of $78.75 compared to the fair value on the date of issuance. Concurrently, the Company entered into a product purchase and licensing agreement with the same investor. As a result of this transaction, the Company recorded the sale of the preferred stock measured at fair value pursuant to the guidance in SFAS No. 123 and EITF 00-27. The discount of approximately $2.3 million for the beneficial conversion was recorded in sales and marketing expense during the fourth quarter of 2000.

     Warrants

      Each of the Company and NWT have issued warrants to purchase shares of the Company’s and NWT’s capital stock to various investors and lenders as approved by their respective boards of directors.

      A summary of warrant activity is as follows:

	December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

NWI Warrants
Outstanding, beginning of year	1,430,095	$17.70	702,806	$29.40	566,326	$23.40
Granted	506,511	3.66	743,122	17.70	144,581	52.65
Cancelled	(28,168)	2.79
Exercised			(15,833)	17.40	(8,101)	21.15

Outstanding, end of year	1,908,438	$11.71	1,430,095	$17.70	702,806	$29.40

NWT Warrants
Outstanding, beginning of year					66,021	12.75
Granted						12.75
Cancelled					(66,021)

Outstanding, end of year

      In connection with the Common Stock issuance in September 2002, the Company issued warrants to buy 501,209 shares of common stock. These warrants may be exercised at $3.60 per share at any time between March 12, 2003 and March 12, 2006. Under the fair value method, these warrants at the date of issuance was nominal and, accordingly, no value has been assigned to them.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the Series A Preferred Stock financing in December 2001 (see Note 6), the Company issued to the purchasers of the Series A Preferred Stock warrants exercisable for the purchase of 705,765 newly-issued shares of common stock. These warrants may be exercised at $18 per share at any time up to December 21, 2005. The Company estimated the fair market value of these warrants at the date of issuance to be $4,512,000, which will be ratably accreted in dividends and recorded as a component of Additional Paid in Capital over a seven year period until the redemption rights on the Series A redeemable convertible preferred stock are effective, or immediately in the period in which conversion of the Series A Preferred Stock into shares of common stock occurs.

      In connection with the November 2001 line of credit facility (see Note 5), the Company issued warrants to buy 37,387 shares of common stock. These warrants may be exercised at $9.72 per share, adjusted per warrant terms, at any time up to expiration on November 29, 2008. Under the fair value method, these warrants at the date of issuance was $358,000, which will be amortized over the term of the facility. In September 2002, in connection with the Common Stock Issuance, pursuant to the Antidilution provision of the SVB warrant, Company issued additional warrants to buy 5,302 shares of common stock. These warrants may be exercised at $9.72 per share, adjusted per warrant terms, at any time up to expiration on November 29, 2008. Under the fair value method, the value of these warrants at the date of issuance was nominal and, accordingly, no value has been assigned to them.

      In connection with the Series D financing in 2000 (see Note 6), the Company issued warrants to purchase 78,560 shares of common stock of the Company. These warrants may be exercised at $48.65 per share, adjusted per warrant terms, at any time up to June 30, 2005. Under the fair value method, the value of these warrants at the date of issuance was nominal and, accordingly, no value has been assigned to them.

     Common Shares Reserved for Future Issuance

      The Company has reserved shares of common stock for future issuance as follows:

December 31,

2002

Stock options outstanding	975,483
Stock options available for future grant	201,774
Stock warrants outstanding	1,908,438
Conversion of Series A Preferred Stock	340,051
Shares available under the Employee Stock Purchase Plan	63,489

Total reserved shares for issuance of common stock	3,489,235

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Net Loss Applicable to Common Stockholders

      A reconciliation of the net loss applicable to common stockholders is as follows:

	Year Ended December 31,

	2002	2001	2001

Net loss	$(28,318,000)	$(90,877,000)	$(46,924,000)
Adjustments to net loss used in computing basic and diluted net loss applicable to common stockholders:
Accretion of dividends on convertible and redeemable preferred stock	(1,132,000)	(50,000)	(3,146,000)
Accretion of dividends on minority interest			(197,000)
Amortization of offering costs for convertible and redeemable preferred stock	(1,375,000)	(6,000)	(509,000)
Accretion of imputed value assigned to the beneficial conversion feature of Series A convertible and redeemable preferred stock and related common stock warrants	(22,656,000)	(105,000)

Net loss applicable to common shareholders	$(53,481,000)	$(91,038,000)	$(50,776,000)

8.     Stock Option and Employee Stock Purchase Plans

     Stock Option Plans

      The Company’s amended and restated 1997 stock option plan (the “1997 Plan”) for employees authorizes the granting of options for up to 800,000 shares of the Company’s common stock. Generally, options are to be granted at prices equal to at least 100% of the fair value of the stock on the date of grant, expire not later than ten years from the date of grant and vest ratably over a four-year period following the date of grant. From time to time, as approved by the Company’s Board of Directors, options with differing terms have also been granted. The 1997 Plan provides that any shares issued come from the Company’s authorized but unissued or reacquired common stock.

      In July 2000, the Company’s Board of Directors approved the 2000 Stock Incentive Plan (the “2000 Plan”) authorizing the granting of options for up to 1,100,000 shares of the Company’s common stock, including the 800,000 shares authorized under the 1997 Plan, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2001, equal to the lesser of (a) 0.5% of the outstanding shares on the last day of the prior fiscal year, (b) 100,000 shares, or (c) such lesser number of shares as may determined by the Board in its sole discretion. The Company implemented the 2000 Plan upon the effective date of the initial public offering in November 2000 (see Note 3). Under the 2000 Plan, 25% of each option grant vests on the first anniversary of the grant date. Thereafter, the balance of the grants vest monthly over a 36 month period of the grant holders continued employment or service to the Company.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of stock option activity is as follows:

		Options	Weighted Average
	Options	Available	Exercise Price
	Outstanding	for Grant	Per Share

Options outstanding, January 1, 2000.	268,800	128,450	$12.45
New authorized options		700,000
Granted	587,760	(587,760)	$14.25
Exercised	(74,068)		$10.20
Cancelled	(85,773)	85,773	$19.20

Options outstanding, December 31, 2000	696,719	326,463	$79.65
New authorized options		100,000
Granted	169,500	(169,500)	$39.45
Exercised	(27,657)		$13.65
Cancelled	(229,439)	229,439	$75.30

Options outstanding, December 31, 2001	609,123	486,402	$73.95
New authorized options		100,000
Granted	576,942	(576,942)	$8.28
Exercised	(18,268)		$13.12
Cancelled	(192,314)	192,314	$54.65

Options outstanding December 31, 2002	975,483	201,774	$39.96

Exercisable, December 31, 2000.	134,584		$45.30

Exercisable, December 31, 2001.	255,402		$70.05

Exercisable, December 31, 2002.	319,723		$77.05

      Additional information relating to stock options outstanding and exercisable at December 31, 2002, summarized by exercise price is as follows:

				Exercisable Weighted
	Outstanding Weighted Average			Average

		Life	Exercise		Exercise
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price

$1.68 – 16.50	374,865	9.41	$3.21	31,383	$11.49
$16.80 – 19.80	227,079	8.95	17.06	19,516	17.87
$25.00 – 90.47	257,315	7.53	68.05	193,805	69.12
$112.50 – 193.13	116,224	7.78	141.06	75,019	140.37

	975,483			319,723

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

      In August 2000, the Company granted options to employees to purchase 129,410 shares of common stock at an exercise price of $112.50 per share. In connection with these grants, the Company recorded $6,794,000 of gross deferred stock compensation.

      In July 2000, the Company granted options to employees to purchase 263,216 shares of common stock at an exercise price of $75.00 per share. In connection with these grants, the Company recorded $22,350,000 of

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gross deferred stock compensation. Additionally, $659,000 of gross deferred compensation expense related to 4,375 options was recorded for the extension of the vesting period related to a terminated employee. In July 2000, the Company appointed a new Chief Executive Officer, and granted this officer options to purchase 202,436 shares of common stock at an exercise price of $75.00 per share. The options vest and become exercisable as follows: 40,487 options were immediately exercisable; 25,304 options became exercisable on July 24, 2001; 25,304 options vest and become exercisable on July 24, 2002; and 20,243 options vest and become exercisable on each July 24 of 2001, 2002, 2003 and 2004. In addition, 30,365 options vested and became exercisable upon the closing of the Company’s IPO. The remaining 60,733 options granted in July 2000 vest over a four-year period, with 25% of the options vesting each year from the date of grant.

      In April and May 2000, the Company granted options to employees to purchase 60,530 shares of common stock at an average price of $49.95 per share. In connection with this grant, the Company recorded $169,000 of gross deferred stock compensation.

      In February 2000, the Company granted options to purchase 25,000 shares of common stock at an exercise price of $25.05 per share. In connection with this grant, the Company recorded $295,000 of gross deferred stock compensation.

      Amortization of stock-based compensation was $3.6 million, $10.4 million and $12.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company expects to amortize $1.3 million in 2003 and $400,000 in 2004, assuming no cancellations or additional stock option grants below fair value.

     Employee Stock Purchase Plan

      In July 2000, the Company’s Board of Directors approved the 2000 Employee Stock Purchase Plan “ESPP” and in September 2000, the Company’s stockholders approved the ESPP. The Company implemented the ESPP upon the completion of the initial public offering in November 2000 (see Note 3). The ESPP, subject to certain limitations, permits eligible employees of the Company to purchase common stock through payroll deductions of up to 10% of their annual compensation. The ESPP provides for the issuance of 100,000 shares of common stock under the ESPP, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2001, equal to the lesser of (a) 0.5% of the outstanding shares on the last day of the prior fiscal year, (b) 18,000 shares, or (c) such lesser number of shares as may be determined by the Board in its sole discretion. If purchases of stock through the plan deplete this supply, the Company will limit, suspend or discontinue purchases under the plan until additional shares of stock are available. During 2002, the Company sold 23,126 shares under this plan and received $135,000 in cash. During 2001, the Company sold 13,385 shares under this plan and received $171,000 in cash.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Income Taxes

      The Company’s deferred tax assets and liabilities consist of the following:

	December 31

	2002		2001

Current deferred taxes:
Accounts receivable reserve		$123,000		$109,000
Accrued expenses		2,621,000		1,173,000
Inventory reserve		4,065,000		10,922,000
Other		133,000		133,000

Deferred tax asset — current		6,942,000		12,337,000
Valuation allowance		(6,942,000)		(12,337,000)

Net current deferred taxes

Long-term deferred taxes:
Depreciation and amortization		1,598,000		866,000
Deferred revenue		231,000		171,000
Research and development costs				125,000
Net operating loss and credit carryforwards		51,115,000		38,016,000

Deferred tax asset — noncurrent		52,944,000		39,178,000
Valuation allowance		(52,944,000)		(39,178,000)

Net long-term deferred taxes

Net deferred income taxes	$		$

      Management has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

      At December 31, 2002, the Company has U.S. federal net operating loss carryforwards of approximately $135.5 million, which expire at various dates through 2022. The Company has California net operating loss carryforwards of approximately $38.7 million, which expire at various dates through 2012. The Company has Arizona net operating loss carryforwards of approximately $3.5 million, which expire at various dates through 2007. In addition, the Company has Canadian net operating loss carryforwards of approximately $6.7 million, which do not expire. As a result of ownership changes (as defined by Section 382 of the Internal Revenue Code), which occurred in 1996, 1999, and 2000, tax loss carryforwards generated prior to November 2000 have been limited to a total of approximately $37.2 million, of which approximately $21.1 million can be utilized per year in years subsequent to December 31, 2002. Any additional ownership changes may further limit the utilization of net operating loss carryforwards.

      It is the Company’s intention to reinvest undistributed earnings of it’s foreign subsidiary and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes reconciles to the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

	Year Ended December 31,

	2002		2001		2000

Federal tax provision, at statutory rate		$(9,628,000)		$(30,898,000)		$(16,424,000)
State tax, net of federal benefit		(870,000)		(2,154,000)		(1,364,000)
Change in valuation allowance		8,371,000		29,401,000		11,447,000
Interest expense on convertible Subordinated debentures
Deferred compensation		1,316,000		4,144,000		5,262,000
Customer acquisition costs						936,000
Other		811,000		(493,000)		143,000

	$		$		$

10.     Commitments and Contingencies

     Operating and Capital Leases

      The Company leases its office space and certain equipment under non-cancelable operating and capital leases. Rental expense under operating leases in fiscal 2002, 2001 and 2000 was approximately $1,935,000, $1,428,000 and $1,223,000, respectively. The minimum future lease payments under non-cancelable operating leases and future minimum capital lease payments as of December 31, 2002 are:

	Operating	Capital

2003	$1,824,000	$143,000
2004	1,462,000	40,000
2005	939,000	—
2006	539,000	—
2007	331,000	—

Total minimum lease payments	$5,095,000	$183,000

Less — amount representing interest (at rates ranging from 9.9% to 20.3%)		(12,000)

Present value of net minimum lease payments		171,000
Less — current portion of capital lease obligations		(133,000)

Obligations under capital leases, net of current portion		$38,000

     Royalties

      The Company is required to make royalty payments for its products shipped with CDPD technology. The Company incurred royalty expenses of $62,000, $239,000 and $284,000 in fiscal 2002, 2001 and 2000, respectively. The Company is also required to make royalty payments for its products shipped with CDMA technology at an amount of 6.5% of the net selling price, as defined in the royalty agreement. In 2002 and 2001, the Company incurred CDMA royalty expense of $683,000 and $14,000, respectively.

     Employment Agreements and Contract Commitments

      In May 2001, the Company entered into management retention agreements with the Company’s named executive officers. The agreements entitle those employees to enumerated severance benefits if, within 24 months following a change of control (or at the direction of an acquirer in anticipation of such an event),

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company terminates the employee’s employment other than for cause or disability or the employee terminates his employment for good reason. These severance benefits include a payment of two times the sum of the employee’s annual base salary then in effect and the applicable targeted annual bonus, continued employee benefits, full acceleration of vesting of the employee’s stock options, a tax equalization payment to eliminate the effects of any applicable excise tax, and the issuance to the employee of an option to purchase additional shares of the Company’s common stock. As a condition of the March 12, 2003 Purchase Agreement (see Note 2), the remaining management retention agreements were terminated under mutual agreement between the named executive officers and the Company.

      Effective January 13, 2003, the Company’s former Chief Executive Officer was replaced. The former CEO’s employment agreement with the Company provides that in the event that the Company terminates him without cause, or in the event he terminates his employment with the Company because the Company has materially breached the terms of his employment agreement or because a change of control occurs, he is entitled to receive in a lump sum payment an amount equal to his annual base salary then in effect and all unvested options will immediately vest and become exercisable. He would then also be entitled to a bonus equal to the amount of the bonus he had earned as of the date of his termination as well as to the continuation of certain employee benefits pursuant to the terms of existing company plans. If the Company terminates his employment for cause, or he terminates his employment without good reason, he will be entitled to receive severance and other benefits only as may then be established under the Company’s existing severance and benefit plans and policies at the time of such termination. The Company is currently evaluating the amounts that might be owed to him under the terms of his employment agreement. Management believes the maximum amount owned, if any, could be his base salary, which was $325,000 upon his termination. Management does not believe any amounts are due to him under the management retention agreement. No payments have been made to date to him under any of these agreements. The amounts owed, if any, will be recorded in 2003.

      Effective October 31, 2002, Ambrose Tam, the Company’s President and Chief Operating Officer, resigned his employment with the Company. Pursuant to the terms of Mr. Tam’s employment agreement Mr. Tam is entitled to receive from the Company, as a consequence thereof, Canadian $250,000 in two equal installments, the first of which occurred on October 31, 2002 and the second of which Mr. Tam is entitled to receive six months thereafter. In addition, Mr. Tam is entitled to continued participation in his employee benefit package for the 12 month period following his resignation.

      The Company also has employment agreements with certain other key employees providing for four months salary payment in the event of termination without cause.

     Legal Matters

      On February 28, 2003, a class action law suit was filed in the United States District Court for the Southern District of Florida against Credit Suisse First Boston (CSFB) and approximately 50 companies, including Novatel Wireless, for whose respective initial public offering CSFB purportedly served as the lead underwriter. The suit purports to be on behalf of all the purchasers of the common stock of the named issuing companies and alleges violations of federal and state securities law. Specifically, the suit alleges that CSFB and each named issuer conspired to file false and misleading registration statements and other reports containing knowingly inflated financial and performance projections in order to support an aggressive IPO issue price. Although the Company has not yet been served in this action, the Company has reviewed the complaint, believes to have meritorious defenses, and the Company intends to vigorously defend against it.

      In January of 2003, our wholly-owned subsidiary, Novatel Wireless Technologies, Ltd. (NWT) terminated one of its Canadian employees for cause. On February 26, 2003, the employee filed suit on the judicial district of Calgary, in the Court of Queen’s Bench of Alberta, claiming that NWT had

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

wrongfully terminated him and seeking approximately $365,000 in damages. NWT has been informed by its counsel that NWT has meritorious defenses, and NWT intends to vigorously defend against the claim.

      On April 30, 2002, the Company entered into an employment agreement pursuant to which the employee purportedly commenced working for us on May 8, 2002. The individual has alleged that on or about May 10, 2002, we breached our agreement with him by materially diminishing his responsibilities and, as a consequence of which, he has alleged, he terminated his employment with the Company for “Good Reason” as defined in the employment agreement. The employee has filed a claim with the California Department of Labor (DOL) seeking approximately $450,000. The Company is currently waiting for the DOL to schedule a hearing on the matter. The Company believes this claim is without merit and intends to vigorously defend against the claim.

      The Company is party to various legal matters and subject to claims in the ordinary course of business. In the opinion of management, based in part on the advice of legal counsel, none of these matters will have a material adverse effect on the Company’s financial position or results of operations.

     Sanmina Settlement

      On January 12, 2002, the Company entered into a settlement agreement (the “Settlement Agreement”) with Sanmina related to claims filed in October 2001.

      In October 2001 Sanmina Corporation (now known as Sanmina-SCI Corporation) (“Sanmina”) filed suit against the Company in Santa Clara County Superior Court seeking approximately $27 million of claims for breach of contract under a contract manufacturing arrangement. The Company reached a settlement with Sanmina to end any and all disputes and litigation arising from the claims and signed a settlement agreement and mutual general release (the “Settlement”). Under the Settlement, which became effective on January 28, 2002, the Company made a cash payment to Sanmina of $1,300,000 and issued to Sanmina 333,333 shares of common stock. As part of this issuance, we also granted to Sanmina the right to obligate us to repurchase up to 133,333 of the shares of common stock at a price of $12.00 per share. In addition, the Company agreed to take delivery of inventory held by Sanmina and make payments totaling $5 million in 2002 and $4 million in 2003 and up to an additional $2 million in the event the Company fails to make any of the agreed upon payments.

      On February 7, 2003, the Company and Sanmina amended the Settlement Agreement to extend the time period during which the Company would be permitted to satisfy its remaining payment obligations (the “Amendment”). Pursuant to the terms of the Amendment, the Company agreed that for so long as the Company owed monies to Sanmina pursuant to the Settlement Agreement (the “Sanmina Debt”) the Company would make specified pre-payments on the Sanmina Debt in the event that the Company failed to meet agreed upon performance targets, met or exceeded other performance targets, or raised additional working capital. As of February 10, 2003, the Sanmina Debt totaled approximately $3.505 million. See Note 2 for further discussion of the Company’s obligation to Sanmina in connection with the Purchase Agreement.

11.     Segment Information and Concentrations of Risk and Related Parties

     Segment Information

      The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

      The Company has operations in the United States and Canada. The distribution of the Company’s assets in the United States and Canada as of December 31, 2002 and 2001 are $21.3 million and $2.7 million, and

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$54.6 million and $5.3 million, respectively. For the years ended December 31, 2002 and 2001, approximately 11% and 16% of revenues were derived from international accounts.

     Concentrations of Risk and Related Parties

      Substantially all of the Company’s revenues come from wireless Internet products. Any further decline in market acceptance of the Company’s products or a further decline in the financial condition of the Company’s existing customers may impair the Company’s ability to operate effectively.

      The Company sells products to Airlink Communications, Inc., (“Airlink”) a wireless software infrastructure business, which integrates the Company’s modems into their products. Airlink’s Chairman of the Board and Airlink’s principal stockholder is also a member of the Company’s Board of Directors and a stockholder of the Company. Sales to Airlink were $47,000 and $1,746,000 for the year ended December 31, 2002 and 2001, respectively. Receivables from Airlink amounted to $276,000 and $778,000 as of December 31, 2002 and 2001, respectively. In May 2001, the Company and Airlink entered into a $1.6 million secured promissory note agreement for the payment of products sold to Airlink. The first payment of $300,000, plus accrued interest was paid by Airlink on September 1, 2001, and the remaining principal balance, plus accrued interest, was due in eight equal monthly installments with the final payment due May 1, 2002. The note accrued interest at prime plus 3% (7.25% at December 31, 2002) and was secured by all of Airlink’s assets. Airlink’s Chairman of the Board had personally guaranteed the note. The Company has sold similar products to other parties at unit prices similar to those under the Company’s arrangement with Airlink.

      In September 2001, the Company entered into a second agreement with Airlink for the payment of $1.1 million for additional products shipped to Airlink during September 2001. In December 2001, Airlink returned $750,000 of the products shipped to Airlink during September 2001. At December 31, 2002 and 2001, the receivable from Airlink under this agreement was $375,000 and $393,000, respectively, which includes accrued interest. In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” the Company will record revenue under this agreement when the collection of the receivable becomes reasonably assured. No revenues were recorded pursuant to this agreement in 2001 or 2002.

      During the first quarter of 2002, Airlink became delinquent in making scheduled payments under the terms of the above agreements and after substantial negotiations and evaluating various collection alternatives, in May, 2002, the Company and Airlink entered into an Agreement and Plan of Reformation which terminated and combined the two previous separate agreements into one secured promissory note for approximately $950,000 which is secured by substantially all of Airlink’s assets. Consistent with the previous notes, Airlink’s Chairman of the Board has also personally guaranteed this promissory note. The terms of this note provided for Airlink to pay the Company a first payment of $70,000 in June 2002, which was paid, as well as a specified percent of Airlink’s gross monthly cash receipts. The outstanding balance of the note at December 31, 2002 was $650,000. The note accrues interest at prime plus 3% (7.25% at December 31, 2002). Airlink is also delinquent in making scheduled payments under this agreement and the Company is evaluating its legal remedies under the terms of this agreement. In January 2003, the Company sent Airlink’s Chairman of the Board demand letters requesting immediate payment under the personal guarantee. The Company intends to enforce its rights under the personal guarantee. No payment has been received to date. The Company has sold Airlink on a prepayment basis, $7,000 during the period January 1, 2003 to March 26, 2003. During 2002, this individual performed certain consulting services for the Company and was paid $55,000.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mr. Oros was also a director of OmniSky Corporation, in which Aether Systems, Inc. was an investor. As a result of this capital transaction, OmniSky Corporation, a one-time significant customer, became a related party and the Company commenced recording sales to OmniSky as “Revenue-Related Parties” in the third quarter of 2000. Sales to OmniSky amounted to $1,901,000 for the year ended December 31, 2001. Receivables from OmniSky Corporation amounted to $44,000 and $143,000 as of December 31, 2002 and 2001, respectively, which has been fully reserved, as a result of OmniSky’s December 2001 filing for Bankruptcy protection. As part of this settlement, the Company received a payment of $99,000 during 2002.

      In December 2001, the Company entered into a software license, maintenance and support agreement with Aether Capital LLC. Under this agreement, the Company purchased a software license from Aether Capital LLC for $870,000 and a one-year maintenance and support service agreement for $130,000. During 2002, the Company paid $950,000 under this agreement and the remaining $50,000 is included in “Accounts Payable” at December 31, 2002 and is payable in 2003. Simultaneously with this license agreement, Aether Capital LLC purchased 3,000 shares of our Series A Preferred Stock for a purchase price of $3.0 million and received warrants to purchase up to 77,922 shares of the Company’s common stock at an exercise price of $18 per share. The terms and conditions of this investment by Aether Capital LLC were identical to those on which other investors purchased shares of our Series A Preferred Stock in December 2001. In the fourth quarter of 2002, the Company decided not to pursue further development of the technology related to this license, and accordingly, an impairment charge of $870,000 was recorded.

      The Company utilized an entity to provide technical support services for $16,000 per month through June 30, 2002. The Company’s former Chairman and Chief Executive Officer is a board member and an option holder of this entity. Payments made to this entity during the years ended December 31, 2002 and 2001 were $96,000 and $62,000.

      During 2001, the Company made payments of approximately $169,000 to Centurion Wireless Technologies, Inc., (“Centurion”) in connection with the purchase of certain wireless modem antennae. Centurion is a portfolio company of Cornerstone Equity Investors, LLC (“Cornerstone”). Two of Cornerstone’s managing directors serve on the Company’s board of directors and Cornerstone is a stockholder of the Company. There were no purchases from Centurion during 2002. In July 2002, the Company paid the final payable balance of $41,000 to Centurion.

      A significant portion of the Company’s revenue comes from a small number of customers. The Company’s top ten customers for the year ended December 31, 2002 and 2001 accounted for approximately 84.6% and 66.6%, respectively, of the Company’s revenue. One customer accounted for 46.5% of 2002 revenues. Two customers accounted for 13% and 12%, respectively, of 2001 revenues. One customer, OmniSky, accounted for 45% of the revenues for the year ended December 31, 2000.

      The Company’s financial condition, results of operations and cash flows were adversely affected during fiscal 2002 and 2001 as a result of further slowing of demand for both wireless products and wireless access services for the transmission of data. The Company’s business was particularly impacted adversely by the bankruptcy of Metricom in July 2001. Sales to Metricom accounted for 12.4% of the Company’s revenue for the year ending December 31, 2001. Additionally, the Company’s business was impacted adversely by the bankruptcy of OmniSky, which filed for bankruptcy in December 2001. Sales to OmniSky accounted for 45.4% and 3.3% of the Company’s revenue for the years ending December 31, 2000 and 2001.

12.     Retirement Savings Plan

      The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. Employees may make discretionary contributions to the Plan subject to Internal

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Service limitations. As of December 31, 2002, there are no provisions for employer contributions to the Plan. Participants are fully vested in all contributions to the Plan.

      The Company has a Registered Retirement Savings Plan for its Canadian employees. Substantially all of the Company’s Canadian employees are eligible to participate in the Plan. Employees make discretionary contributions to the plan subject to local limitations. Employer contributions amounted to $116,000, $101,000 and $83,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

13.     Quarterly Financial Information (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2002, 2001 and 2000.

	Quarter

	First	Second	Third	Fourth

	(in thousands, except per share amounts)
2002:
Total revenues	$7,272	$7,731	$5,905	$7,964
Gross margin	553	420	1,401	(396)
Net loss	(16,109)	(15,633)	(5,833)	(15,909)
Net loss per share	(4.07)	(3.16)	(1.11)	(2.54)
2001:
Total revenues	$19,737	$12,508	$4,140	$7,258
Gross margin	(5,184)	(12,419)	(5,268)	(10,925)
Net loss	(25,306)	(25,786)	(17,439)	(22,507)
Net loss per share	(7.02)	(7.12)	(4.80)	(6.18)
2000:
Total revenues	$6,837	$9,094	$17,477	$27,746
Gross margin	(1,028)	(1,055)	521	3,128
Net loss	(7,369)	(10,769)	(15,435)	(17,203)
Net loss per share	(11.03)	(15.90)	(22.62)	(17.19)

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Novatel Wireless, Inc.:

      We have audited the accompanying consolidated balance sheet of Novatel Wireless, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement Schedule II for the year ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statements schedule of Novatel Wireless, Inc. as of December 31, 2001, and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revision described in Note 1 to the consolidated financial statements, in their report dated February 1, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novatel Wireless, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement Schedule II for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed above, the consolidated financial statements of Novatel Wireless, Inc. and subsidiaries as of December 31, 2001, and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to retroactively reflect a 1-for-15 reverse stock split of the Company’s common stock approved on October 29, 2002. In our opinion, the adjustments applied to retroactively reflect the 1-for-15 reverse stock split to these consolidated financial statements are appropriate. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of Novatel Wireless, Inc. as of December 31, 2001 and for each of the years in the two-year period then ended, other than with respect to such 1-for-15 reverse stock split and, accordingly, we do not express an opinion or any other form of assurance on those consolidated financial statements taken as a whole.

      The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations in each period since inception and has used substantially all of their cash resources to fund such losses. Management believes the Company needs an immediate infusion of financing in order to sustain operations and has negotiated a financing transaction that is contingent upon stockholder approval. Without successful completion of the transaction, management believes the Company will have insufficient working capital to continue operations. Even if the transaction is successfully completed, the Company needs to increase revenues in order to achieve budgeted cash flows sufficient to allow the Company to continue operating. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

San Diego, California

March 14, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Novatel Wireless, Inc.’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The Consolidated Financial Statements included herein have been revised to retroactively reflect a 1-for-15 stock split on the Company’s common stock approved on October 29, 2002. See Exhibit 23.2 for further discussion. The consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 1999, referred to in this report has not been included in the accompanying financial statements.

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

/s/ ARTHUR ANDERSEN LLP

San Diego, California

February 1, 2002
(Except with respect to the matters
discussed in Note 15 as to which the
date is February 22, 2002)

SCHEDULE II

NOVATEL WIRELESS INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2002, 2001 and 2000

	Balance At	Additions	Deductions	Balance
	Beginning	Charged to	From	At End
	of Year	Operations	Reserves	of Year

Allowance for Doubtful Accounts:
December 31, 2002	$294,000	$39,000		$333,000
December 31, 2001	253,000	114,000	$73,000	294,000
December 31, 2000	181,000	72,000		253,000
Warranty and Sales Returns Reserve:
December 31, 2002	466,000		260,000	206,000
December 31, 2001	675,000		209,000	466,000
December 31, 2000	236,000	439,000		675,000
Deferred Tax Asset Valuation Allowance:
December 31, 2002	51,515,000	8,371,000		59,886,000
December 31, 2001	22,114,000	29,401,000		51,515,000
December 31, 2000	10,667,000	11,447,000		22,114,000

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Certificate of Incorporation.
3.2(4)	Certificate of Designation of Series A Convertible Preferred Stock.
3.3(1)	Bylaws.
4.1(2)	Specimen Common Stock Certificate.
4.2(4)	Specimen Series A Convertible Preferred Stock Certificate.
4.3(4)	Form of Common Stock Purchase Warrant.
4.4(5)	Warrant to Purchase Stock, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank
4.5(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series B Convertible Preferred Stock
4.6(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series C Convertible Preferred Stock
4.7(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series C Debentures
4.8(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series D Convertible Preferred Stock
4.9(7)	Form of Securities Purchase Agreement.
4.10(7)	Form of Secured Convertible Subordinated Note
4.11(7)	Form of Secured Convertible Subordinated Note
4.12(7)	Form of Common Stock Purchase Warrant
4.13(7)	Form of Security Agreement
4.14(7)	Form of Certificate of Designation with respect to Series A Stock
4.15(7)	Form of Certificate of Designation with respect to Series B Stock
4.16(7)	Form of Registration Rights Agreement
10.1(3)	1997 Stock Incentive Plan, as Amended and Restated.
10.2(6)	2000 Stock Incentive Plan, as Amended and Restated.
10.3(3)	2000 Employee Stock Purchase Plan.
10.4(2)	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among Novatel Wireless, Inc. and some of its stockholders.
10.5(2)	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among Novatel Wireless, Inc. and some of its stockholders.
10.6(2)	Form of Indemnification Agreement between Novatel Wireless, Inc. and each of its officers and directors.
10.7(5)	Loan and Security Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.
10.8(5)	Silicon Valley Bank Registration Rights Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.
10.9(6)	Silicon Valley Bank Antidilution Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.
10.10(2)	Real Property Sublease dated as of July 7, 2000, by and between Sicor Inc. (formerly Gensia Sicor, Inc.) and Novatel Wireless, Inc., for 9360 Towne Centre Drive, San Diego, California.
10.11(2)	Real Property Lease, dated as of February 1, 1997, by and between Novatel Wireless Technologies Ltd. and Sun Life Assurance Company of Canada, for 6715 8th St., N.E., Calgary, Alberta.
*10.12(2)	Employment Agreement, dated as of July 24, 2000, by and between Novatel Wireless, Inc. and John Major.
*10.13(2)	Employment Agreement, dated as of August 21, 1996, by and among Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and Ambrose Tam.
10.14(6)	Form of Change of Control Letter Agreement, dated as of May 11, 2001, by and between Novatel Wireless, Inc. and several executives of Novatel Wireless, Inc.

Exhibit
Number	Description

10.15(2)	Standard Manufacturing Agreement, dated as of August 8, 2000, by and between Novatel Wireless, Inc. and Solectron de Mexico, S.A. de C.V.
10.16(2)	First Amendment to Employment Agreement, dated as of September 22, 2000, by and among Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and Ambrose Tam.
10.17(6)	Settlement Agreement and Mutual General Release, dated as of January 12, 2002 by and between Novatel Wireless, Inc. and Sanmina-SCI Corporation and Sanmina Canada ULC.
10.18(6)	Security Agreement, dated as of January 12, 2002 executed by Novatel Wireless, Inc. in favor of Sanmina-SCI Corporation.
10.19	Amendment to the Loan and Security Agreement, dated as of November 21, 2002, by and between the Company and Silicon Valley Bank.
21(1)	Subsidiaries of Novatel Wireless, Inc.
23.1	Consent of KPMG LLP, Independent Auditors
23.2	Notice regarding consent of Arthur Andersen LLP
24	Power of Attorney (See signature page)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-53692), filed January 12, 2001.

(4)	Incorporated by reference to the Company’s current report on Form 8-K, filed January 18, 2002.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended.

(6)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

(7)	Incorporated by reference to the Company’s current report on Form 8-K, filed March 28, 2003.

*	Management contract or compensation plan or arrangement.

      (b) Reports on Form 8-K

Current reports on Form 8-K, filed March 28, 2003.