Form 10-K/A
period 2002-12-31
NOVATEL WIRELESS INC
filed 2003-04-30
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                 to                 .

Commission file number: 0-31659

NOVATEL WIRELESS, INC.

(exact name of registrant as specified in its charter)

Delaware	86-0824673
(State or other jurisdiction	(I.R.S. Employer
or incorporation or organization)	Identification No.)

9255 Towne Centre Drive, San Diego, California	92121
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (858) 320-8800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No[   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [   ].

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

Documents Incorporated by Reference

     None.

EXPLANATORY NOTE

     This Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is filed for the purpose of amending and restating Part III (Items 10, 11, 12 and 13) to provide disclosure that previously was to be incorporated by reference to the registrant’s definitive proxy statement for the 2003 Annual Meeting of Stockholders.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following sets forth certain biographical information concerning each of our directors and our executive officers.

     (a)  Identification of Directors. The directors of the Company are:

Name	Age	Director Since

Robert Getz	41	1999
Peng K. Lim	40	2001
John E. Major	57	2000
David S. Oros	43	2000
Daniel Pittard	53	2002
Mark Rossi	46	1999
Steven Sherman	57	1996

     Robert Getz has served as a director of the Company since December 1999. Since December 1996, Mr. Getz has served as a Managing Director of Cornerstone Equity Investors, LLC, a private equity investment firm that specializes in technology and telecommunications, business service and healthcare information investments. Prior to joining Cornerstone, Mr. Getz served as a Managing Director of Prudential Equity Investors, Inc., also a private equity investment firm, where he was employed between February 1987 and December 1996. Mr. Getz also serves as a director for several private companies, including Artel Video Systems, Inc., a developer of broadband video networking equipment, and Centurion Wireless Technologies, Inc., a designer and manufacturer of antenna and power solutions for the wireless device industry. Mr. Getz holds a Bachelor of Arts degree from Boston University and a Master of Business Administration degree in finance from the Stern School of Business at New York University.

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

     John E. Major is currently founder and President of MTSG, a strategic consulting and investment practice. Mr. Major has served as a director of the Company since July of 2000 and served as the Company’s Chairman and Chief Executive Officer from July of 2000 until January of 2003. From November 1999 until July 2000, Mr. Major was Chief Executive Officer of Wireless Internet Solutions Group, a strategic consulting services firm. From November 1998 to November 1999, Mr. Major was President and Chief Executive Officer of Wireless Knowledge, a joint venture between Microsoft Corporation, a software and Internet technology company, and QUALCOMM, Incorporated, a digital wireless communications company. From May 1997 to November 1998, he was an Executive Vice President of QUALCOMM and served as President of QUALCOMM Infrastructure Products Division. From 1977 until he joined QUALCOMM in 1997, Mr. Major held a number of executive positions at Motorola, Inc., a communications and electronics company, ultimately serving as Senior Vice President and Chief Technical Officer. Mr. Major currently serves on the board of directors of Littelfuse Corporation, a circuit protection technology company; Verilink, an intelligent edge connection wireline modem company; Identix, Inc., an identification technology company and Lennox Corporation, an HVAC products company. He also serves on the board of directors’ executive committee for the Telecommunications Industry Association and the Electronics Industry Association. Mr. Major holds a Bachelor of Science degree in Mechanical and Aerospace Engineering from the University of Rochester and a Master of Science degree in Mechanical Engineering from the University of Illinois. He also holds a Master of Business Administration degree, with distinction, from Northwestern University and a Juris Doctor from Loyola University.

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

     Daniel Pittard has served as a director of the Company since November of 2002. Mr. Pittard currently serves as Chairman and CEO of ideaEDGE Ventures LLC, a venture development firm assisting companies in the creation and launching of new Mobile Internet endeavors, products and services. Prior to co-founding ideaEDGE Ventures, he was Senior Vice President, Strategy and New Ventures for Gateway, where he was Chief Strategy Officer responsible for business development, acquisitions and new ventures. His earlier experience includes serving as a Partner at McKinsey & Company, Group Vice President at Amoco Corporation and Senior Vice President and General Manager for Pepisco, Inc. He received an M.B.A. from Harvard University and a B.S. from Georgia Institute of Technology.

     Mark Rossi has served as a director of the Company since December 1999 and as Chairman of the Company’s Board since January of 2003. Since December 1996, Mr. Rossi has served as Managing Director of Cornerstone Equity Investors, LLC, a private equity investment firm that specializes in technology and telecommunications, business service and healthcare information investments. Prior to joining Cornerstone, Mr. Rossi served as the President of Prudential Equity Investors, Inc., a private equity investment firm, from June 1994 to December 1996. Mr. Rossi also serves as a director of Maxwell Technologies, Inc., a diversified technology products and services company, True Temper Sports, Inc., a designer and manufacturer of golf shafts and specialty tubing products, and several private companies. Mr. Rossi holds a Bachelor of Arts degree from Saint Vincent College and a Master of

Business Administration degree in finance from the Kellogg School of Management at Northwestern University.

     Steven Sherman is a co-founder of the Company and has served as a director of the Company since August 1996. Mr. Sherman also served as the Company’s Chief Executive Officer from August 1997 until November 1998 and as Chairman of the Board from August 1997 until September 1999. In 1990, Mr. Sherman founded Main Street and Main, a restaurant franchise holding company, and served as its Chairman until 1994. Since 1988, Mr. Sherman has been the managing member of Sherman Capital Group, L.L.C., a merchant banking organization. Mr. Sherman founded and served in various capacities, including Chairman and Chief Executive Officer at Vodavi Communication Systems, Inc., a telephone hardware and software company, until its acquisition of Executone Information Systems, Inc. in 1988. He was a director of Executone from 1988 until 1990. Currently, Mr. Sherman is Chairman of the Board of Airlink Communications, Inc., a wireless software infrastructure business. Mr. Sherman holds a Bachelor of Arts degree in Business Administration from City College of New York.

     (b)  Identification of Executive Officers. The executive officers of the Company are:

Name	Age	Position with the Company

Peter V. Leparulo	44	Chief Executive Officer
Melvin L. Flowers	50	Senior Vice President, Finance, Chief Financial Officer and Secretary

     The following is a biographical summary of the experience of the executive officers of the Company:

     Peter V. Leparulo has served as the Company’s Chief Executive Officer since January of 2003. Prior to that, he was the Company’s Senior Vice President, General Manager, CDMA Operations since May 2001. From September 2000 to May 2001, he served as the Company’s Senior Vice President, Corporate and Strategic Development and General Counsel. From June 1998 until September 2000, Mr. Leparulo was a senior partner at the law firm of Orrick, Herrington & Sutcliffe LLP, where he specialized in corporate finance, mergers and acquisitions, securities, intellectual property and general corporate matters. Prior to joining Orrick, Mr. Leparulo was a partner at the law firm of Pillsbury Madison & Sutro LLP, from January 1992 until June 1998, and an associate at that firm from October 1989 until January 1992. He holds a Bachelor of Science degree from Colgate University and a Juris Doctor from Case Western Reserve University.

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

     Based on the Company’s review of the reports it has received, the Company believes that all Section 16(a) filing requirements applicable to reporting persons were complied with.

     Item 11. Executive Compensation

     The following table sets forth the salary, bonus and other compensation paid for the fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000 with respect to the Chief Executive Officer, each of the other three most highly compensated executive officers of the Company and three former executive officers for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of the fiscal year ended December 31, 2002 (the “Named Executive Officers”). The Company has entered into employment-related arrangements with certain of its executive officers, as described below. See “Employment Arrangements.”

Summary Compensation Table

									Long-Term
									Compensation

									Securities
									Underlying
		Annual Compensation				Other Annual			Options
	Year	Salary		Bonus (1)		Compensation			Granted

Peter V. Leparulo (2)	2002	$230,000		—			$109,541	(3)	55,331
Chief Executive Officer	2001	230,000		$28,750			27,244		—
	2000	64,496		—			25,000		40,000
John E. Major (4)	2002	$325,000		—			—		182,380
Chairman of the Board	2001	325,000		$81,250			—		—
and Chief Executive Officer	2000	142,920		135,998			—		202,435
Bruce Gray (5)	2002	—		—			—		—
Senior Vice President,	2001	$286,865		$196,727	(6)		—		—
Sales and Marketing	2000	157,355		149,827	(7)	—			22,000
Ambrose Tam (8)	2002	$212,808	(9)	$25,868	(9)		$18,920		26,665
President, Chief Operating Officer	2001	139,742	(10)	26,250	(10)		18,975		—
and Chief Technology Officer	2000	145,946	(11)	47,329	(11)		16,789		14,999
Melvin L. Flowers	2002	$227,500		—			—		55,330
Senior Vice President, Finance	2001	200,000		$26,250			—		—
Chief Financial Officer and Secretary	2000	150,039		79,928			$41,457	(3)	40,000
Ronald J. Plachno (12)	2002	$82,503		—			—		26,666
Senior Vice President, Operations	2001	213,487		$23,000			$46,140		—
	2000	—		—			—		40,000

(1)	Unless otherwise noted, the amount for any year represents the amount earned in that year, whether or not paid in a subsequent year. The amount of any bonus was determined by the Compensation Committee of the Board of Directors.

(2)	Mr. Leparulo commenced serving as the Company’s Chief Executive Officer as of January 13, 2003. Prior to January 13, 2003, he was Senior Vice President, General Manager, CDMA Operations.

(3)	Represents relocation and temporary living expenses paid by the Company in 2002, 2001 and 2000, respectively.

(4)	Mr. Major ceased serving as the Company’s Chief Executive Officer as of January 13, 2003.

(5)	Mr. Gray ceased serving as the Company’s Senior Vice President, Sales and Marketing as of August 17, 2001.

(6)	Represents commissions on sales earned in fiscal year 2001.

(7)	Represents commissions on sales earned in fiscal year 2000.

(8)	Mr. Tam ceased serving as the Company’s President, Chief Operating Officer and Chief Technology Officer as of October 31, 2002. Pursuant to the terms of Mr. Tam’s employment agreement, Mr. Tam is entitled to receive (Canadian) $250,000 as severance, half of which the Company paid to Mr. Tam upon his departure from the Company and the balance of which the Company will pay on or about May 15, 2003.

(9)	Mr. Tam’s salary compensation in 2002 was (Canadian) $205,550 and his bonus compensation was (Canadian) $40,613. The amount shown reflects the U.S. dollar equivalents translated using a weighted average of the daily Noon buying Rate of (Canadian) $1.57 per (US) $1.00 in 2002, computed using the Noon Buying Rate as of the first of each month in 2002 and at December 31, 2002.

(10)	Mr. Tam’s annual salary compensation in 2001 was (Canadian) $216,600 and his annual bonus compensation was (Canadian) $40,613. The amount shown reflects the U.S. dollar equivalents translated using a weighted average of the daily Noon Buying Rate of (Canadian) $1.55 per (US)$1.00 in 2001, computed using the Noon Buying Rate as of the first of each month in 2001 and at December 31, 2001.

(11)	Mr. Tam’s annual salary compensation in 2000 was (Canadian) $216,000 and his annual bonus compensation was (Canadian) $70,048. The amount shown reflects the U.S. dollar equivalents translated using a weighted average of the daily Noon Buying Rate of (Canadian) $1.48 per (US)$1.00 in 2000, computed using the Noon Buying Rate as of the first of each month in 2000 and at December 31, 2000.

(12)	Mr. Plachno ceased serving as the Company’s Senior Vice President, Operations as of March 1, 2002 and in connection therewith, the Company agreed to grant Mr. Plachno three months’ salary continuation which in the aggregate amounted to $50,000.

Option Grants in Last Fiscal Year

     A total of 346,374 stock options were granted to the below Named Executive Officers during the fiscal year ended December 31, 2002. In 2002, the Company granted options to purchase up to a total of 230,792 shares of Common Stock to other employees, directors and consultants under the Company’s amended and restated 2000 stock incentive plan at exercise prices equal to the fair market value of the Common Stock on the date of grant, as quoted on The Nasdaq National Market.

Aggregated Option Exercises in Fiscal Year 2002 and Fiscal Year-End Option Values

     The Named Executives Officers did not exercise any stock options during the year ended December 31, 2002. The following table sets forth certain information concerning unexercised options held by the Named Executive Officers at December 31, 2002.

	Number of Securities
	Underlying Unexercised		Value of Unexercised
	Options at		In-the-Money Options at
	December 31, 2002		December 31, 2002

	Exercisable	Unexercisable	Exercisable	Unexercisable

Peter Leparulo	22,500	72,831	—	—
John E. Major	161,946	222,869	—	—
Ambrose Tam (1)	13,500	34,164	—	—
Melvin L. Flowers	26,245	69,085	—	—
Ronald Plachno (2)	19,167	—	—	—

(1)	Mr. Tam ceased serving as the Company’s President, Chief Operating Officer and Chief Technology Officer as of October 31, 2002. Mr. Tam’s 13,500 exercisable and 34,164 unexercisable options were cancelled as of January 28, 2003.

(2)	Mr. Plachno ceased serving as the Company’s Senior Vice President, Operations as of March 1, 2002. Mr. Plachno’s 47,499 unexercisble options were cancelled as of December 31, 2002. Mr. Plachno’s 19,167 exercisable options were cancelled as of March 1, 2003.

     The value of unexercised in-the-money options represents the positive spread between the exercise price of the stock options and the fair market value of the Common Stock including such options (calculated using the closing sales price of the Company’s Common Stock on December 31, 2002 of $0.97 as reported on Nasdaq).

401(k) Plan

     The Company’s 401(k) plan covers employees located in the United States. The 401(k) plan is intended to qualify under Section 401 (k) of the Internal Revenue Code. Consequently, contributions to the 401(k) plan by employees or by the Company, and the investment earnings on these contributions, are not taxable to employees until withdrawn from the 401(k) plan. Further, contributions by the Company, if any, will be deductible by the Company when made. Employees may elect to contribute up to 15% of their current annual compensation to the 401(k) plan up to the statutorily prescribed annual limit. The 401(k) plan does not currently permit, but may in the future be amended to permit, additional matching contributions to the 401(k) plan by the Company on behalf of all participants in the 401(k) plan.

Employment Arrangements

     In May 2001, the Company entered into management retention agreements with the Company’s named executive officers at the time. The agreements entitle those employees to enumerated severance benefits if, within 24 months following a change of control (or at the direction of an acquirer in anticipation of such an event), the Company terminates the employee’s employment other than for cause or disability or the employee terminates his employment for good reason. These severance benefits include a payment of two times the sum of the employee’s annual base salary then in effect and the applicable targeted annual bonus, continued employee benefits, full acceleration of vesting of the employee’s stock options, a tax equalization payment to eliminate the effects of any applicable excise tax, and the issuance to the employee of an option to purchase additional shares of the Company’s common stock. As a condition of the March 12, 2003 financing transaction which the Company announced on March 13, 2003, the remaining management retention agreements were terminated under mutual agreement between the named executive officers and the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of April 15, 2003 with respect to the beneficial ownership of the Company’s Common Stock, by (i) each person who, to the knowledge of the Company, beneficially owned more than 5% of the Common Stock, (ii) each director of the Company, (iii) the Named Executive Officers and (iv) all executive officers and directors of the Company as a group.

     Each stockholder’s percentage ownership in the following table is based on the number of shares of Common Stock and Series A Stock issued and outstanding as of April 15, 2003. As of April 15, 2003, there were 6,984,823 shares of Common Stock and 3,675 shares of Series A Stock issued and outstanding. For purposes of calculating each stockholder’s percentage ownership, all options and other securities convertible into Common Stock, and warrants to acquire Common Stock, convertible or exercisable within 60 days of April 15, 2003 held by the particular stockholder are treated as outstanding shares, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. In addition, the table assumes that such stock options are vested and exercisable as a consequence of the consummation of the Private Placement Transactions. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to such shares. To the Company’s knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

	Number of Shares			Percentage
	Beneficially Owned			of Class

			Series A		Series A
Name of Beneficial Owner (1)	Common		Preferred	Common	Preferred

Cornerstone Equity Investors LLC	856,994	(2)	—	11.99%	—
717 Fifth Avenue, Suite 1100
New York, NY 10022
Robert Getz	876,993	(3)	—	12.24	—
Mark Rossi	876,993	(3)	—	12.24	—
Entities affiliated with GSM Capital Limited Partnership	471,109	(4)	—	6.58	—
Lynnfield Woods Office Park
210 Broadway, Suite 101
Lynnfield, MA 01949
Steven Sherman	335,119	(5)	—	4.77	—
Entities affiliated with Ventures West Capital Limited	161,726	(6)	1,150	2.32	31.30
1285 West Pender Street, Suite 280
Vancouver, BC CANADA V6E 4B1
Aether Systems, Inc.	449,313	(7)	—	6.32	—
11460 Cronridge Drive
Owings Mills, MD
David Oros	473,025	(8)	—	6.63	—
Entities affiliated with Pequot Capital	38,961	(9)	1,500	*	40.82
500 Nyala Farm Road
Westport, CT
GMN Investors II L.P.	19,065	(10)	750	*	20.41
Gemini Investors
20 William Street
Wellesley, MA
Peng K. Lim	21,332	(11)	—	*	—
John E. Major	32,305	(12)	—	*	—
Daniel Pittard	20,000	(13)	—	*	—
Peter V. Leparulo	96,491	(14)	—	1.36	—
Melvin L. Flowers	95,526	(15)	—	1.35	—
All directors and executive officers as a group (9 persons)	1,970,790		—	26.85	—

*	Represents less than one percent of the outstanding shares of Common Stock.

(1)	Unless otherwise indicated, the principal address for each of the persons listed is c/o Novatel Wireless, Inc., 9255 Towne Centre Drive, Suite 225, San Diego, CA 92121.

(2)	Represents 695,536 shares of Common Stock and warrants to purchase 161,458 shares of Common Stock.

(3)	Represents 695,536 shares of Common Stock and warrants to purchase 161,458 shares of Common Stock. Robert Getz and Mark Rossi, two of the Company’s directors, are each a Managing Director of Cornerstone Equity Investors, LLC. Cornerstone Equity Investors IV, L.P., the record holder of these securities, is an investment fund whose managing general partner is Cornerstone Equity Investors, LLC. Robert Getz and Mark Rossi hold voting and investment control over these securities and each disclaims beneficial ownership of these securities except to the extent of his respective pecuniary interest. In addition, each of Messrs. Getz and Rossi hold beneficially and of record options to purchase 19,999 shares of Common Stock.

(4)	Represents 298,839 shares of Common Stock and warrants to purchase 172,270 shares of Common Stock. H.H. Haight, one of the Company’s former directors, holds voting and investment control over these securities and disclaims beneficial ownership of these securities except to the extent of his pecuniary interest.

(5)	Represents 228,920 shares of Common Stock, warrants to purchase 8,802 shares of Common Stock and options to purchase 25,999 shares of Common Stock which are vested and immediately exercisable. Also includes 30,000, 13,333, 7,000, 6,666 and 14,399 shares of Common Stock held of record respectively by MRM Life Ltd., Southpoint Consolidated Limited Partnership, Sherman Capital Group LLC, Roberta Sherman and Sherman Family Foundation. Mr. Sherman, one of the Company’s directors, holds voting and investment control over the securities held by MRM Securities Limited, Southpoint Consolidated Limited Partnership, Sherman Capital Group LLC and Roberta Sherman. Mr. Sherman is the sole general partner of Sherman Family Foundation. Mr. Sherman disclaims beneficial ownership of these securities except to the extent of his pecuniary interest.

(6)	Represents 46,698 shares of Common Stock, warrants to purchase 115,028 shares of Common Stock and 1,150 shares of Series A Preferred Stock.

(7)	Represents 325,015 shares of Common Stock and warrants to purchase 124,298 shares of Common Stock.

(8)	Represents 325,015 shares of Common Stock and warrants to purchase 124,298 shares of Common Stock held of record by Aether Capital LLC. Mr. Oros, one of the Company’s directors, serves as Chairman and Chief Executive Officer of Aether Systems, Inc., which is the sole member of Aether Capital, LLC. The board of directors of Aether Systems, Inc. holds voting and investment control over these securities. Mr. Oros disclaims beneficial ownership of these securities except to the extent of his pecuniary interest. Also represents 2,444 shares of Common Stock, warrants to purchase 1,269 shares of Common Stock, and options to purchase 19,999 shares of Common Stock in each case held of record by Mr. Oros.

(9)	Represents 1,500 shares of Series A Preferred Stock and warrants to purchase 38,961 shares of Common Stock.

(10)	Represents 750 shares of Series A Preferred Stock and warrants to purchase 19,065 shares of Common Stock

(11)	Represents options to purchase 21,332 shares of Common Stock. Mr. Lim is a director of the Company.

(12)	Represents 25,812 shares of Common Stock and warrants to purchase 6,493 shares of Common Stock. Mr. Major is a director of the Company.

(13)	Represents options to purchase 20,000 shares of Common Stock. Mr. Pittard is a director of the Company.

(14)	Represents 1,103 shares of Common Stock, warrants to purchase 57 shares of Common Stock and options to purchase 95,331 shares of Common Stock. Mr. Leparulo is Chief Executive Officer of the Company.

(15)	Represents 196 shares of Common Stock and options to purchase 95,330 shares of Common Stock. Mr. Flowers is the Senior Vice President, Finance, Chief Financial Officer and Secretary of the Company.

Item 13. Certain Relationships and Related Transactions

(a) Transactions with Management and Others

Certain Related Relationships and Related Transactions

     The following is a summary of all transactions since January 1, 2002 to which the Company was or is a party in which the amount involved exceeded or exceeds $60,000 and in which any executive officer, director, any stockholder that the Company knows beneficially holds more than 5% of any class of the Company’s voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

     Series B Financing. In March of 2003, the Company entered into a series of agreements with a group of investors (the “Investors”) in connection with the private placement of $3.25 million of convertible debt and convertible equity securities and common stock purchase warrants and the issuance of up to $3.505 million of equity securities in satisfaction of outstanding third-party obligations. The initial conversion price per share and exercise price per share of the applicable equity securities is $0.70. As a result of these agreements (together, the “Transaction”), the Company completed or agreed to complete subject to stockholder approval, the following transactions

1.	The Company issued (i) $1.2 million aggregate principal amount of secured subordinated convertible promissory notes for cash, convertible subject to stockholder approval into newly authorized Series B convertible preferred stock (“Series B Stock”) and common stock, and (ii) warrants to purchase an aggregate of 857,143 shares of common stock.

2.	The Company agreed to issue (i) 2,050 additional shares of such Series B stock for $2.05 million in cash and (ii) warrants to purchase an aggregate of 1,983,929 shares of common stock

3.	The Company agreed to issue $3.505 million aggregate principal amount of secured subordinated convertible promissory notes (the “Sanmina Notes”) to the Investors in satisfaction of currently outstanding indebtedness of the Company which will then be owned by the Investors and subsequently issue up to $3.505 million of additional shares of Series B Stock in repayment of those notes.

Cornerstone Equity Investors IV, L.P. (“Fund IV”), one of the Investors, is an investment fund whose managing general partner is Cornerstone Equity Investors, LLC. Robert Getz and Mark Rossi, two of the Company’s directors, are each a Managing Director of Cornerstone Equity Investors, LLC, and as of March 12, 2003 Fund IV was the record holder of more than 5% of the Company’s common stock. Pursuant to the terms of the Transaction, Fund IV purchased $200,000 of the Initial Notes and received warrants to purchase 142,857 shares of common stock and it agreed to purchase, subject to certain terms and conditions, $341,667 of Series B Stock, $458,333 of the Sanmina Notes and will receive warrants to purchase 285,714 shares of common stock.

Peter V. Leparulo, one of the Investors, is the Company’s Chief Executive Officer and held that position when the Company completed the first tranche of the Transaction on March 12, 2003. Pursuant to the terms of the Transaction, Mr. Leparulo purchased $10,000 of the Initial Notes and received warrants to purchase 7,142 shares of common stock and agreed to purchase, subject to certain terms and conditions, $17,083 of Series B Stock, $22,917 of the Sanmina Notes and will receive warrants to purchase 14,285 shares of common stock.

     Airlink Communications, Inc. The Company sells products to Airlink Communications, Inc., (“Airlink”) a wireless software infrastructure business, which integrates the Company’s modems into their products. Airlink’s Chairman of the Board and Airlink’s principal stockholder is also a member of the Company’s Board of Directors and a stockholder of the Company. Sales to Airlink were $47,000 and $1,746,000 for the year ended December 31, 2002 and 2001, respectively. Receivables from Airlink amounted to $276,000 and $778,000 as of December 31, 2002 and 2001, respectively. In May 2001, the Company and Airlink entered into a $1.6 million secured promissory note agreement for the payment of products sold to Airlink. The first payment of $300,000, plus accrued interest was paid by Airlink on September 1, 2001, and the remaining principal balance, plus accrued interest, was due in eight equal monthly installments with the final payment due May 1, 2002. The note accrued interest at prime plus 3% (7.25% at December 31, 2002) and was secured by all of Airlink’s assets. Airlink’s Chairman of the Board had personally guaranteed the note. The Company has sold similar products to other parties at unit prices similar to those under the Company’s arrangement with Airlink.

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

     Aether Capital, LLC. On June 30, 2000, Aether Capital, LLC, purchased $20 million of the Company’s Series D convertible preferred stock. Aether Capital, LLC is the investment arm of Aether Systems, Inc., which is the sole member of Aether Capital, LLC. David S. Oros, one of the Company’s directors, who joined the Company’s board in July 2000, serves as Chairman, Chief Executive Officer and President of Aether Systems, Inc. Mr. Oros was also a director of OmniSky Corporation, in which Aether Systems, Inc. was an investor. As a result of this capital transaction, OmniSky Corporation, a one-time significant customer, became a related party and the Company commenced recording sales to OmniSky as “Revenue-Related Parties” in the third quarter of 2000. Sales to OmniSky amounted to $1,901,000 for the year ended December 31, 2001. Receivables from OmniSky Corporation amounted to $44,000 and $143,000 as of December 31, 2002 and 2001, respectively, which has been fully reserved, as a result of OmniSky’s December 2001 filing for Bankruptcy protection. As part of this settlement, the Company received a payment of $99,000 during 2002.

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

     Q-Support. The Company contracted with an entity to provide technical support services on behalf of the Company for $16,000 per month through June 30, 2002. The Company’s former Chairman and Chief Executive Officer was a board member and an option holder of this entity during the time the Company was a party to the support services agreement with Q-Support. Payments made to this entity during the years ended December 31, 2002 and 2001 were $96,000 and $62,000.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, as of April 30, 2003.

NOVATEL WIRELESS, INC.

By:	/s/ MELVIN L. FLOWERS

Melvin L. Flowers Senior Vice President, Finance, Chief Financial Officer and Secretary

POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2003.

Signature	Title

*	Chief Executive Officer
(Principal Executive Officer)
Peter V. Leparulo

*	Senior Vice President, Finance, Chief Financial
Melvin L. Flowers	Officer and Secretary (Principal Financial and Accounting Officer)

*	Chairman of the Board

Mark Rossi

*	Director

Robert Getz

*	Director

Peng K. Lim

Director

John E. Major

*	Director

David S. Oros

*	Director

Daniel Pittard

*	Director

Steven Sherman

* By:	/s/	MELVIN L. FLOWERS

Melvin L. Flowers Attorney-in-Fact