Form 10-Q
period 2003-03-31
NOVATEL WIRELESS INC
filed 2003-05-15
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from               to              .

Commission file number: 0-31659

NOVATEL WIRELESS, INC.

(exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction or incorporation or organization)	86-0824673 (I.R.S. Employer Identification No.)

9255 Towne Centre Drive, Suite 225, San Diego, CA (Address of principal executive offices)	92121 (zip code)

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

     The number of shares of the Registrant’s common stock outstanding as of April 30, 2003 was 7,067,022.

     As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “Novatel Wireless” refer to Novatel Wireless Inc., a Delaware corporation, and its wholly-owned subsidiaries.

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

Available Information

     Investors wishing to obtain more information about Novatel Wireless may access our annual, quarterly and other reports and information filed with the SEC. Investors can read and copy any information we have filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. We also maintain an Internet site (www.novatelwireless.com) that contains these documents as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Trademarks

     The Novatel Wireless logo, “Minstrel,” “Merlin,” “Sage,” “Lancer,” and “Expedite” are trademarks of Novatel Wireless, Inc. “Minstrel” and “Sage” are registered with the U.S. Patent and Trademark Office. All other brands, products and company names mentioned herein are trademarks of their respective holders.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,030,000	$1,571,000
Restricted cash	105,000	105,000
Accounts receivable, net of allowance for doubtful accounts of $370,000 in 2003 and $333,000 in 2002	4,733,000	6,937,000
Accounts receivable — related party	276,000	276,000
Inventories	3,058,000	4,250,000
Prepaid expenses and other	1,571,000	1,561,000

Total current assets	10,773,000	14,700,000

Property and equipment, net	3,372,000	4,101,000
Intangible assets, net	4,765,000	5,054,000
Other assets	192,000	192,000

	$19,102,000	$24,047,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,075,000	$6,919,000
Accrued expenses	1,336,000	1,266,000
Inventory purchase commitments	3,048,000	3,983,000
Borrowings under line of credit	959,000	2,234,000
Restructuring accrual	1,404,000	1,331,000
Deferred revenues	408,000	977,000
Current portion of capital lease obligations	111,000	133,000
Convertible notes payable	31,000

Total current liabilities	13,372,000	16,843,000

Capital lease obligations, net of current portion	19,000	38,000
Convertible and redeemable Series A preferred stock, 3,675 shares issued and outstanding in 2003 and 2002 (Note 2)	858,000	665,000
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $.001, 15,000,000 shares authorized
Common stock, par value $.001, 350,000,000 shares authorized, 7,001,195 (2003) and 6,984,823 (2002) shares issued and outstanding	7,000	7,000
Additional paid-in capital	239,750,000	238,640,000
Deferred stock compensation	(1,278,000)	(1,729,000)
Accumulated deficit	(233,626,000)	(230,417,000)

Total stockholders’ equity	4,853,000	6,501,000

	$19,102,000	$24,047,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue	$7,489,000	$7,272,000
Cost of revenue	6,266,000	6,719,000

Gross margin	1,223,000	553,000

Operating costs and expenses:
Research and development	1,735,000	4,148,000
Sales and marketing	677,000	1,419,000
General and administrative	979,000	1,310,000
Restructuring charges	413,000	249,000
Amortization of deferred stock compensation (*)	451,000	1,343,000

Total operating costs and expenses	4,255,000	8,469,000

Operating loss	(3,032,000)	(7,916,000)
Other income (expense):
Interest income	1,000	104,000
Interest expense	(70,000)	(142,000)
Gain on sale of property and equipment	85,000

Net loss	$(3,016,000)	$(7,954,000)

Per share data :
Net loss applicable to common stockholders (Note 5)	$(3,209,000)	$(16,109,000)
Weighted average shares used in computation of basic and diluted net loss per common share	6,985,369	3,954,774

Basic and diluted net loss per common share	$(0.46)	$(4.07)

(*) Amortization of deferred stock compensation:
Cost of revenue	$19,000	$280,000
Research and development	51,000	97,000
Sales and marketing	50,000	94,000
General and administrative	331,000	872,000

	$451,000	$1,343,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(3,016,000)	$(7,954,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,030,000	1,212,000
Gain on sale of property and equipment	(85,000)
Accretion of interest expense on convertible notes	26,000
Provision for bad debt	37,000	(2,000)
Compensation for stock options issued below fair value	451,000	1,343,000
Changes in assets and liabilities:
Accounts receivable	2,167,000	(2,724,000)
Accounts receivable — related party		239,000
Inventories	1,192,000	(982,000)
Prepaid expenses and other	(10,000)	210,000
Accounts payable	(844,000)	(1,391,000)
Accrued expenses	70,000	(113,000)
Inventory purchase commitments	(935,000)	(3,349,000)
Restructuring accrual	73,000	(290,000)
Deferred revenues	(569,000)	(50,000)

Net cash used in operating activities	(413,000)	(13,851,000)

Cash flows from investing activities:
Purchases of property and equipment	(21,000)	(135,000)
Proceeds from sale of property and equipment	99,000
Capitalized software development costs		(102,000)

Net cash (used in) provided by investing activities	78,000	(237,000)

Cash flows from financing activities:
Repurchase of common stock		(1,600,000)
Proceeds from exercise of stock options and warrants	15,000	345,000
Offering costs for convertible and redeemable preferred stock		(232,000)
Proceeds from line of credit borrowings		521,000
Payments on line of credit borrowings	(1,275,000)
Net proceeds from issuance of convertible notes payable	1,095,000
Payments under capital lease obligations	(41,000)	(38,000)

Net cash used in financing activities	(206,000)	(1,004,000)

Net decrease in cash and cash equivalents	(541,000)	(15,092,000)
Cash and cash equivalents, beginning of period	1,571,000	29,229,000

Cash and cash equivalents, end of period	$1,030,000	$14,137,000

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended
	March 31,

	2003	2002

Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible and redeemable preferred stock into shares of common stock		$7,011,000
Accretion of dividends on convertible and redeemable preferred stock	$63,000	469,000
Amortization of offering costs for convertible and redeemable preferred stock	7,000	440,000
Deferred compensation adjustment for stock options cancelled		1,056,000
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants	123,000	7,246,000
Imputed value assigned to beneficial conversion feature and warrants granted in connection with the issuance of convertible notes payable	1,095,000
Common stock issued for settlement of inventory purchase commitments		5,400,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,000	$37,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period’s financial statements to conform to the presentation for the quarter ended March 31, 2003.

     On October 29, 2002, a 1:15 reverse stock split that had been approved by the Company’s stockholders became effective. All references in the consolidated financial statements to number of shares outstanding, price per share, and per share amounts have been retroactively restated to reflect the reverse stock split for all periods presented.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Actual results could differ from these estimates. Changes in these estimates may affect amounts reported in future periods.

2. Recent Operational Developments

Operational Overview and Realization of Assets and Liabilities and Going Concern Considerations

     The Company has sustained substantial losses from operations in each period since its inception and has used substantially all of its available cash resources to fund the operating losses, including the $2.4 million financing completed in September 2002 and the $1.1 million net proceeds received in March 2003 (see below).

     During the fourth quarter of 2002, management determined that the Company had insufficient working capital to continue operations through the second quarter of 2003. As part of management’s plan to improve the Company’s financial condition, on March 12, 2003, the Company entered into a series of agreements, including the Securities Purchase Agreement (the “Purchase Agreement”) with a group of investors (the “Investors”) in connection with the private placement of $3.25 million of convertible debt and equity securities, and the issuance of up to $3.505 of equity securities in satisfaction of outstanding third-party obligations. As a result of these agreements, the Company completed the following transactions, which are collectively referred to as the “Private Placement Transactions”:

•	On March 13, 2003, the Company received cash of $1.1 million, net of $100,000 of transaction costs, in exchange for issuing $1.2 million of secured subordinated convertible promissory notes (the “Initial Convertible Notes”), subject to stockholder approval. These notes bear interest at the annual rate of 8% per annum and automatically convert into 1,216 shares of Series B Preferred Stock. Stockholder approval was received on May 2, 2003, making the notes convertible into newly authorized Series B Preferred Stock and Common Stock. Additionally, warrants were granted to purchase an aggregate of 857,143 shares of Common Stock;

•	On May 2, 2003, the Company received Stockholder approval to sell 2,050 additional shares of Series B Preferred Stock and warrants to purchase an aggregate of 1,983,929 shares of Common Stock in exchange for $2.05 million in cash and on May 14, 2003 we received the proceeds and issued such shares; and

•	On May 2, 2003, the Company received Stockholder approval to issue $3.505 million of secured subordinated convertible promissory notes (the “Additional Convertible Notes”) to the Investors in satisfaction of presently outstanding third-party obligations to be acquired by the Investors from Sanmina-SCI Corporation (the “Sanmina Obligations”). The Investors agreed to subsequently convert the Additional Convertible Notes into 3,505 shares of Series B Preferred Stock. The initial purchase of the Sanmina Obligations by the Investors was conditioned, among other things, upon the Company receiving stockholder approval for the Private Placement and such approval occurred on May 2, 2003. The Convertible Notes and the Additional Convertible Notes convert into a number of shares of Series B Preferred Stock equal to the total amount outstanding divided by $1,000. The Series B Preferred shares are convertible into shares of Common Stock equal to the total amount outstanding divided by $0.70.

     The Initial Convertible Notes have a conversion price per common share of $0.70 per share. This conversion price was based on the lower of the five-day trailing average closing bid price of the Company’s common stock at the time that the definitive agreement was signed not to exceed $0.70. On the date of issuance of the Initial Convertible Notes, the difference between the conversion price per common share and the closing price of the Company’s common stock amounted to $0.33 per share. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Initial Convertible Notes allocable to the warrants was $400,000 and was determined based on the relative fair values of the debt securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the beneficial conversion feature at the date of issuance was approximately $700,000. The notes have a stated redemption date of March 12, 2005. Accordingly, the value of the discount plus the value of the detachable warrants will be ratably accreted as interest expense during the two-year period until the redemption rights are effective, or immediately in the period in which conversion occurs.

     On March 12, 2003, concurrent with the Purchase Agreement, the Investors and Sanmina entered into an agreement pursuant to which, subject to certain terms and conditions, Sanmina agreed to sell to the Investors, and the Investors agreed to purchase from Sanmina, (herein, the “Sanmina Purchase”) the Sanmina Obligation at a discount. In order to facilitate the Sanmina Purchase, Sanmina granted the Company a forbearance from its obligation to make payments to Sanmina upon the earlier of the Sanmina Purchase or August 1, 2003. In return for obtaining this payment forbearance, the Company agreed to continue to observe the operating covenants contained in the amendment to the Settlement Agreement and Mutual General Release dated January 12, 2002, which include among other things, achieving certain revenue milestones through the earlier of the Sanmina Purchase or August 1, 2003. On May 14, 2003, the Investors finalized the Sanmina Purchase and as a result, Sanmina is no longer a creditor of the Company. Under the terms of the Sanmina Purchase, the Company was refunded $457,000 in cash primarily for payments made to Sanmina from February 2003 to March 12, 2003.

     On May 7th, the Investors finalized the Sanmina Purchase and as a result, Sanmina is no longer a creditor of the Company. Under the terms of the Sanmina Purchase, Sanmina refunded to the Company $457,000 in cash primarily for payments made to Sanmina from February 2003 to March 12, 2003.

     The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each quarter and year since inception. As of March 31, 2003, the Company had an accumulated deficit of $233.6 million and negative working capital of $2.6 million. During the three months ended March 31, 2003, the Company incurred a net loss of $3.0 million. At March 31, 2003, the Company had approximately $1.0 million in cash and cash equivalents and borrowings under our line of credit of $1.0 million.

     If the Company continues to experience negative cash flow, it may be required to raise additional funds through the private or public sale of additional debt or equity securities or through commercial bank borrowings to fund working capital requirements and anticipated capital expenditures. The Company’s ability to obtain additional capital will depend on financial market conditions, investor expectations for the wireless technology industry, the national economy and other factors outside our control. There can be no assurance that such additional financing will be available on acceptable terms, or at all. If needed, the failure to secure additional financing would have a material adverse effect on the business, financial condition and operating results and may impair the Company’s ability to continue operations.

     Management of the Company intends to continue executing a plan to improve its operating results and financial condition. The plan includes the successful completion of the Private Placement Transactions, strengthening sales initiatives, improving gross margins and continuing to cut costs as a percentage of sales. The Company commenced volume shipments of the Company’s CDMA products in 2002, which have generated higher margins due to lower production costs at the Company’s new contract manufacturer, LG Innotek Co. Ltd. Simultaneously, the Company’s business has been negatively impacted by the decrease in CDPD sales, particularly cradle sales, which have decreased to insignificant levels as the market for these products have decreased. This has resulted in becoming dependent on sales and profits from shipments of CDMA and GPRS products. Although the Company has made sales of these products in 2002 and continues to make sales in 2003, the majority of these sales have been CDMA products to one customer. Although management is confident of the Company’s ability to generate future profitable sales of CDMA and GPRS products, there can be no assurance that the sales of these products will be made at volumes sufficient to generate enough cash flow to cover the Company’s operating expenses. A decrease in the cash flows or failure to generate significant revenue from new or existing products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing and/or operating costs, will further adversely impact the Company’s business, financial condition and results of operations, and materially adversely affect the Company’s ability to continue business as presently conducted.

     Nasdaq SmallCap Listing

     On April 8, 2003, the Company transferred its listing of its common shares to the Nasdaq SmallCap Market as it did not meet Nasdaq’s $10 million minimum stockholder’s equity requirement for continued listing on the National Market on December 31, 2002.

     Restructuring Charges and Asset Impairment

     In response to market conditions in the Company’s industry sector, the Company has implemented ongoing operational restructuring plans to reduce its operating costs and streamline its organizational structure. As a result of these activities, the Company recorded restructuring charges of $413,000 in the first quarter of 2003 and $2.7 million during 2002. The restructuring plan provided for the reduction of employee staff, consultants and temporary labor, resulting in severance payments and other employee related expenses of approximately $497,000 during the first quarter of 2003 and $778,000 during 2002. There were 8 employee separations in 2003 and 33 employee separations during 2002. The restructuring also provided for the closure of the Company’s certain operating facilities.

The following table displays the activity and balances of the restructuring accrual from January 1, 2003 to March 31, 2003:

	Employee	Facility
	Termination	Closings	Total

Balance – January 1, 2003	$95,000	$1,236,000	$1,331,000
Charges	497,000	(84,000)	413,000
Cash payments	(141,000)	(199,000)	(340,000)

Balance – March 31, 2003	$451,000	$953,000	$1,404,000

     Cash payments for employee separations of $451,000 are expected to be paid over the next three months and cash payments for facility closings of $953,000 are expected to be paid ratably over the next 54 months.

3. Inventories and Property and Equipment

     Inventories

     Inventories consist of the following:

	(Unaudited)
	March 31,	December 31,
	2003	2002

Finished goods	$2,191,000	$3,036,000
Raw materials and components	867,000	1,214,000

	$3,058,000	$4,250,000

     Property and Equipment

     Property and equipment consists of the following:

	(Unaudited)
	March 31,	December 31,
	2003	2002

Test equipment	$8,054,000	$8,240,000
Computer equipment and purchased software	5,847,000	6,259,000
Furniture and fixtures	1,293,000	1,433,000
Product tooling	1,590,000	1,560,000
Leasehold improvements	316,000	554,000

	17,100,000	18,046,000
Less - accumulated depreciation and amortization	(13,728,000)	(13,945,000)

	$3,372,000	$4,101,000

4. Segment Information and Concentrations of Risk

     Segment Information

     The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

     The Company has operations in the United States and Canada. The amount of the Company’s assets in the United States and Canada as of March 31, 2003 are $16.9 million and $2.2 million, respectively, and as of December 31, 2002 are $21.3 million and $2.7 million, respectively.

     Concentrations of Risk

     Substantially all of the Company’s revenues come from wireless Internet products. Any further decline in market acceptance of the Company’s products or a further decline in the financial condition of the Company’s existing customers may impair the Company’s ability to operate effectively.

     A significant portion of the Company’s revenue comes from a small number of customers. Two customers accounted for 62.0% and 13.6% of revenues, respectively for the three months ended March 31, 2003. Three customers accounted for 26%, 20% and 13% of revenues, respectively, for the three months ended March 31, 2002.

5.     Net loss applicable to Common Stockholders and stock-based compensation

     Net loss applicable to Common Stockholders

     A reconciliation of the net loss applicable to common stockholders is as follows:

	(Unaudited)

	Three months ended
	March 31,

	2003	2002

Net loss	$(3,016,000)	$(7,954,000)
Adjustments to net loss used in computing basic and diluted net loss applicable to common stockholders:
Accretion of dividends on convertible and redeemable Series A preferred stock	(63,000)	(469,000)
Amortization of offering costs for convertible and redeemable Series A preferred stock	(7,000)	(440,000)
Accretion of imputed value assigned to the beneficial conversion feature on convertible and redeemable Series A preferred stock and related common stock warrants	(123,000)	(7,246,000)

Net loss applicable to common stockholders	$(3,209,000)	$(16,109,000)

     Stock-Based Compensation

     The Company accounts for stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations which recognizes compensation expense on the grant date if the current market price of the stock exceeds the exercise price.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the interim disclosure provisions of SFAS No. 148 in the first quarter of fiscal 2003.

     In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for costs of stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Additionally, the Company discloses the pro forma effect on net loss and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. No options were granted during the first quarter ending March 31, 2003. The weighted average fair value of the options granted during the three months ended March 31, 2002 was estimated as $14.91 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 116%, for the three months ending March 31, 2003 and 2002, respectively, risk-free interest rates between 3.0% and 6.45% and expected lives of four to five years.

     Had compensation expense been determined based on the fair values at the dates of grant for the quarterly periods ended March 31, 2003 and 2002 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss per share would have been reported as the pro forma amounts indicated below:

	(Unaudited)
	Three Months Ended March 31,

	2003	2002

Net loss applicable to common stockholders, as reported	$(3,209,000)	$(16,109,000)
Net loss applicable to common stockholders, pro forma	$(4,096,000)	$(17,517,000)
Net loss per share, as reported	$(0.46)	$(4.07)
Net loss per share, pro forma	$(0.59)	$(4.43)

6. Line of Credit

     In November 2002, the Company amended its credit facility with a bank, which allows the Company to borrow up to the lesser of $5 million or 65% of eligible accounts receivable balances. This credit facility bears interest at prime plus 2.75% (7.00% at March 31, 2003), provided that the interest rate in effect shall be not less than 7% and is secured by substantially all assets of the Company. The facility expires in November 2003. As of March 31, 2003, $959,000 of borrowings, the maximum eligible borrowings were outstanding under this facility. In connection with initially entering into this facility, the Company issued 42,689 warrants to purchase shares of the Company’s common stock at an exercise price of $9.72, as adjusted to date to reflect dilutive equity issuances made subsequent to November 2001, the initial date of the facility. The value of the warrants totaling $358,000 is being amortized as interest expense over the term of the facility. These warrants expire on November 29, 2008 and may be exercised using a cashless feature in which the number of shares issued would be calculated by dividing the intrinsic value of the warrants at the date of exercise by the fair market value a share of common stock on the date of exercise. In April 2003, this facility was amended to include an Accounts Receivable Purchase Agreement where the Company may factor up to 75% of certain accounts receivable invoices, up to a maximum of $3 million in combined invoices.

7. Commitments and contingencies

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

     Effective January 13, 2003, the Company’s former Chief Executive Officer was replaced. The former CEO’s employment agreement with the Company provides that in the event that the Company terminates him without cause, or in the event he terminates his employment with the Company because the Company has materially breached the terms of his employment agreement or because a change of control occurs, he is entitled to receive in a lump sum payment an amount equal to his annual base salary then in effect and all unvested options will immediately vest and become exercisable. He would then also be entitled to a bonus equal to the amount of the bonus he had earned as of the date of his termination as well as to the continuation of certain employee benefits pursuant to the terms of existing company plans. If the Company terminates his employment for cause, or he terminates his employment without good reason, he will be entitled to receive severance and other benefits only as may then be established under the Company’s existing severance and benefit plans and policies at the time of such termination. The Company is currently evaluating the amounts that might be owed to him under the terms of his employment agreement. During the first quarter of 2003, the Company accrued an amount equal to his base salary, which was $325,000. Management does not believe any amounts are due to him under the management retention agreement. No payments have been made to date to him under any of these agreements.

     Effective October 31, 2002, Ambrose Tam, the Company’s President and Chief Operating Officer, resigned his employment with the Company. Pursuant to the terms of Mr. Tam’s employment agreement, Mr. Tam was entitled to receive from the Company, as a consequence thereof, Canadian $250,000 in two equal installments, the first of which occurred on October 31, 2002 and the second payment was paid in two installments, which occurred on April 30, 2003 and May 15, 2003. In addition, Mr. Tam is entitled to continued participation in his employee benefit package for the 12 month period following his resignation.

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

     In January of 2003, our wholly-owned subsidiary, Novatel Wireless Technologies, Ltd. (NWT) terminated one of its Canadian employees for cause. On February 26, 2003, the employee filed suit on the judicial district of Calgary, in the Court of Queen’s Bench of Alberta, claiming that NWT had wrongfully terminated him and seeking approximately Canadian $365,000 in damages. NWT has been informed by its counsel that NWT has meritorious defenses, and NWT intends to vigorously defend against the claim. On April 25, 2003, counsel for the former employee informed the Company that his client elected to drop the suit altogether in return for other concessions from the Company. The Company is currently evaluating this settlement offer.

     On April 30, 2002, the Company entered into an employment agreement pursuant to which the employee purportedly commenced working for us on May 8, 2002. The individual has alleged that on or about May 10, 2002, the Company breached its agreement with him by materially diminishing his responsibilities and, as a consequence of which, he has alleged, he terminated his employment with the Company for “Good Reason” as defined in the employment agreement. The employee has filed a claim with the California Department of Labor (DOL) seeking approximately $450,000. The Company is currently waiting for the DOL to schedule a hearing on the matter. The Company believes this claim is without merit and intends to vigorously defend against the claim.

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

     On February 7, 2003, the Company and Sanmina amended the Settlement Agreement to extend the time period during which the Company would be permitted to satisfy its remaining payment obligations (the “Amendment”). Pursuant to the terms of the Amendment, the Company agreed that for so long as the Company owed monies to Sanmina pursuant to the Settlement Agreement (the “Sanmina Debt”) the Company would make specified pre-payments on the Sanmina Debt in the event that the Company failed to meet agreed upon performance targets, met or exceeded other performance targets, or raised additional working capital. As of March 31, 2003, the Sanmina

Debt totaled approximately $3.0 million. On May 14, 2003, the Sanmina Debt was paid in full as part of the Purchase Agreement defined and discussed in Note 2.

8. Subsequent Event

     On May 7, 2003, the Board of Directors of the Company authorized and approved the issuance to the Company’s Chief Executive Officer 744,024 options to purchase shares of the Company’s common stock at an exercise price of $1.01 per share, which was the closing price per share of the Company’s common stock on the date of this grant. The Options were issued pursuant to the Company’s Amended and Restated 2000 Stock Incentive Plan (the “Plan”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 contained in our 2002 annual report on Form 10-K.

Critical Accounting Policies

     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include inventory adjustments for excess and obsolete balances, allowance for doubtful accounts receivable, warranty expense, sales returns allowance, the use of option pricing models to establish values of equity instruments issued in non-monetary transactions with non-employees, useful lives and realizability of long – lived assets and estimates for costs recorded in restructuring accruals.

Specifically, management must make estimates in the following areas:

     Allowance for doubtful accounts: We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on independent credit reporting services, our experience with the customer and the economic condition of the customer’s industry. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to generally fully reserve for all accounts with aged balances greater than one year. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in our industry or the industry of our customers. Reserves are fully provided for all expected or probable losses of this nature. Trade accounts receivable along with accounts receivable – related party balances were $5.4 million and $7.5 million at March 31, 2003 and December 31, 2002, respectively. The allowance for doubtful accounts was $.4 million and $.3 million at March 31, 2003 and December 31, 2002, respectively.

     Inventory adjustments: Inventories are stated at lower of cost (first-in, first-out method) or market. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-down is dependent on various items, including customer demand, economic and competitive conditions, technological advances or new product introductions by us or our customers that vary from our current expectations. In accordance with Emerging Issues Task Force Issue 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory adjustments are classified in “Cost of revenue” in the accompanying consolidated statements of operations. Inventories were stated at $3.1 million and $4.3 million at March 31, 2003 and December 31, 2002, respectively.

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

     Software development costs: Software development costs for products sold (primarily firmware embedded in the Company’s products) incurred after technological feasibility is established are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” We determine the point at which technological feasibility has been established for a product (i.e., when we have completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet design specifications, and the point at which a product is available for general release to customers, by creating detail program designs of the product). Such detail program designs take product function, feature and technical requirements to their most detailed, logical form and are ready for coding. Capitalized software development costs are amortized when products are available for general release to customers, over the estimated useful lives of the products, currently five years. At March 31, 2003 and December 31, 2002, our net software development costs of $1.7 million and $1.8 million, respectively, relating to costs for CDMA and GPRS, are grouped with intangible assets in our consolidated balance sheets.

     Accrued restructuring related costs: To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our expenses and liabilities related to our restructurings in accordance with the Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” For restructurings initiated after December 31, 2002, the Company will apply SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These estimates consist of future lease obligations offset by estimated sublease income. Our accrued restructuring related costs were $1.4 million and $1.3 million at March 31, 2003 and December 31, 2002, respectively. Such revisions in our estimates of the potential costs or expenses could materially impact our results of operations and financial position. During the fourth quarter of 2002, the Company recorded an impairment charge in the amount of $870,000 for a software license that is no longer deemed recoverable from future operations.

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

     Stock-Based Compensation: In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we account for costs of stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Additionally, we disclose the pro forma effect on net loss and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation (see Note 5). We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. We also follow the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123.

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

Impact of Recently Issued Accounting Standards

     In November 2002, the FASB published interpretation No, 45 “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4 and SFAS 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The adoption of this standard did not have a significant effect on its results of operation or consolidated financial condition.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Revenue. Revenue for the three months ended March 31, 2003 increased $200,000, or 3%, to $7.5 million compared to $7.3 million for the same period in 2002. For the three months ended March 31, 2003, sales of our PC card product increased by $1.1 million and non-recurring engineering revenue increased by $800,000, off-set by sales decreases in OEM products of $1.2 million and cradle and other products sales decreases of $500,000, compared to the same period in 2002. The overall increase in product sales is due to the increase in demand for our CDMA wireless products during 2003 compared to 2002.

     Cost of Revenue. Our cost of revenue for the three months ended March 31, 2003 decreased $500,000, or 7%, to $6.3 million compared to $6.7 million for the same period in 2002. The decrease in cost of revenue was primarily due to a reduction in costs associated with our manufacturing operating capacity of approximately $700,000, offset by an increase in royalty costs of approximately $200,000 due to an increase in sales of products with higher royalty costs.

     Gross Margin. Our gross margin for the three months ended March 31, 2003 increased by $600,000 to $1.2 million compared to $600,000 during the same period in 2002. The increase in gross margin is due to an increase in sales of products with higher profit margins and a reduction in our manufacturing overhead costs during the three months ended March 31, 2003 compared to the same period in 2002 as described above.

     Research and Development. Our research and development expenses for the three months ended March 31, 2003 decreased $2.4 million, or 58%, to $1.7 million compared to $4.1 million for the same period in 2002. The decrease was generally the result of ongoing downsizing (see Note 2 to the Consolidated Financial Statements) and consisted of a decrease in personnel expenses of approximately $800,000, an increase in non-recurring engineering customer payments to us of approximately $800,000, a decrease in consulting expenses of approximately $400,000, a decrease in travel costs of approximately $200,000, a decrease in depreciation and facility overhead expenses of approximately $200,000 and a decrease in research supplies and expendable equipment of approximately $100,000. During the three months ended March 31, 2002, the Company reached technological feasibility on certain software development activities and subsequently capitalized $100,000. No costs were capitalized during the three months ended March 31, 2003.

     Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2003 decreased $700,000, or 52%, to $700,000 compared to $1.4 million for the same period in 2002. The decrease was generally the result of ongoing downsizing and consisted of a reduction in personnel expenses of $200,000, a reduction in travel costs of approximately $200,000, a reduction in advertising and marketing costs of approximately $100,000, a reduction in consulting expenses of approximately $100,000 and a reduction in facility overhead expenses of approximately $100,000.

     General and Administrative. General and administrative expenses for the three months ended March 31, 2003 decreased $300,000, or 25%, to $1.0 million compared to $1.3 million for the same period in 2002. This decrease was generally the result of ongoing downsizing and consisted of a decrease in personnel expenses of approximately $200,000 and a decrease in consulting and outside services of approximately $100,000.

     Restructuring Charges. Restructuring charges for the three months ended March 31, 2003 were $413,000 compared to $249,000 for the same period in 2002. The costs in 2003 and 2002 are primarily made up of employee termination and severance costs.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation for the three months ended March 31, 2003 decreased $900,000, or 66%, to $400,000 compared to $1.3 million for the same period in 2002. This decrease is due to the Company’s use of the attributable method for deferred compensation originating in fiscal 2000 and a reduction in gross deferred compensation for stock option cancellations during 2001 and during the first quarter of 2002 totaling $1.5 million and $1.1 million, respectively.

     Interest Income. Interest income for the three months ended March 31, 2003 amounted to $1,000 compared to $104,000 for the same period in 2002. The decrease is primarily due to reduction in the cash balances in the first quarter of 2003 compared to the same period in 2002.

     Net Loss. The net loss for the three months ended March 31, 2003 decreased $4.9 million, or 62%, to $3.0 million compared to $7.9 million for the same period in 2002.

Contractual Obligations and Commercial Commitments

     The following summarizes our contractual obligations and other commitments at March 31, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by Fiscal Year

	2003	2004	2005	2006	2007

Inventory purchase commitments	$3,048,000	$—	$—	$—	$—
Employee separation obligations	451,000	—	—	—	—

Capital lease and other obligations	111,000	19,000	—	—	—
Operating leases	1,316,000	1,462,000	939,000	539,000	331,000

Total contractual cash obligations	$4,926,000	$1,481,000	$939,000	$539,000	$331,000

Liquidity and Capital Resources

     We have sustained substantial losses from operations in each period since its inception and have used substantially all of its available cash resources to fund the operating losses, including the $2.4 million financing completed in September 2002 and the $1.1 million net proceeds received in March 2003 (see below).

     During the fourth quarter of 2002, management determined that we had insufficient working capital to continue operations through the second quarter of 2003. As part of management’s plan to improve the Company’s financial condition, on March 12, 2003, we entered into a series of agreements, including the Securities Purchase Agreement (the “Purchase Agreement”) with a group of investors (the “Investors”) in connection with the private placement of $3.25 million of convertible debt and equity securities, and the issuance of up to $3.505 of equity securities in satisfaction of outstanding third-party obligations. As a result of these agreements, we completed the following transactions, which are collectively referred to as the “Private Placement Transactions”:

•	On March 13, 2003, we received cash of $1.1 million, net of $100,000 of transaction costs, in exchange for issuing $1.2 million of secured subordinated convertible promissory notes (the “Initial Convertible Notes”), subject to stockholder approval. These notes bear interest at the annual rate of 8% per annum and automatically convert into 1,216 shares of Series B Preferred Stock. Stockholder approval was received on May 2, 2003, making the notes convertible into newly authorized Series B Preferred Stock and Common Stock. Additionally, warrants were granted to purchase an aggregate of 857,143 shares of Common Stock;

•	On May 2, 2003, we received Stockholder approval to sell 2,050 additional shares of Series B Preferred Stock and warrants to purchase an aggregate of 1,983,929 shares of Common Stock in exchange for $2.05 million in cash and on May 14, 2003, we received the proceeds and issued such shares; and

•	On May 2, 2003, we received Stockholder approval to issue $3.505 million of secured subordinated convertible promissory notes (the “Additional Convertible Notes”) to the Investors in satisfaction of presently outstanding third-party obligations to be acquired by the Investors from Sanmina-SCI Corporation (the “Sanmina Obligations”). The Investors agreed to subsequently convert the Additional Convertible Notes into 3,505 shares of Series B Preferred Stock. The initial purchase of the Sanmina Obligations by the Investors was conditioned, among other things, upon the Company receiving stockholder approval for the Private Placement and such approval occurred on May 2, 2003. The Convertible Notes and the Additional Convertible Notes convert into a number of shares of Series B Preferred Stock equal to the total amount outstanding divided by $1,000. The Series B Preferred shares are convertible into shares of Common Stock equal to the total amount outstanding divided by $0.70.

     The Initial Convertible Notes have a conversion price per common share of $0.70 per share. This conversion price was based on the lower of the five-day trailing average closing bid price of our common stock at the time that the definitive agreement was signed not to exceed $0.70. On the date of issuance of the Initial Convertible Notes, the difference between the conversion price per common share and the closing price of our common stock amounted to $0.33 per share. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Initial Convertible Notes allocable to the warrants was $400,000 and was determined based on the relative fair values of the debt securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the beneficial conversion feature at the date of issuance was approximately $700,000. The notes have a stated redemption date of March 12, 2005. Accordingly, the value of the discount plus the value of the detachable warrants will be ratably accreted as interest expense during the two-year period until the redemption rights are effective, or immediately in the period in which conversion occurs.

     On March 12, 2003, concurrent with the Purchase Agreement, the Investors and Sanmina entered into an agreement pursuant to which, subject to certain terms and conditions, Sanmina agreed to sell to the Investors, and the Investors agreed to purchase from Sanmina, (herein, the “Sanmina Purchase”) the Sanmina Obligation at a substantial discount. In order to facilitate the Sanmina Purchase, Sanmina granted the Company a forbearance from its obligation to make payments to Sanmina upon the earlier of the Sanmina Purchase or August 1, 2003. In return for obtaining this payment forbearance, we agreed to continue to observe the operating covenants contained in the Amendment, which include among other things, achieving certain revenue milestones through the earlier of the Sanmina Purchase or August 1, 2003.

     On May 14, 2003, the Investors finalized the Sanmina Purchase and as a result, Sanmina is no longer a creditor of the Company. Under the terms of the Sanmina Purchase, the Company was refunded $457,000 in cash primarily for payments made to Sanmina from February 2003 to March 12, 2003.

     We have incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each year since inception. As of March 31, 2003, we had an accumulated deficit of $233.6 million and negative working capital of $2.6 million. During the three months ended March 31, 2003, we incurred a net loss of $3.0 million. The Company’s cash balance at March 31, 2003 was approximately $1.0 million, including the proceeds from the debt issuance in March 2003.

     Management intends to continue executing a plan to improve its operating results and financial condition. The plan includes the successful completion of the Private Placement Transactions, strengthening sales initiatives, improving gross margins and continuing to cut costs as a percentage of sales. We commenced volume shipments of our CDMA products in 2002, which have generated higher margins and have positively impacted the results of operations, particularly as we started to realize the benefits of its partnership with LG Innotek Co. Ltd. Simultaneously, our business has been negatively impacted by the decrease in CDPD sales, particularly cradle sales, which have decreased to insignificant levels as the market for these products have decreased. This has resulted in becoming dependant on sales and profits from shipments of CDMA and GPRS products. Although we have made sales of these products in 2002 and continue to make sales in 2003, the majority of these sales have been CDMA products to one customer. Although management is confident of our ability to generate future profitable sales of CDMA and GPRS products, there can be no assurance that the sales of these products will be made at volumes sufficient to generate enough cash flow to cover our operating expenses. A decrease in the cash flows or failure to generate significant revenue from new or existing products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing and/or operating costs, will further adversely impact our business, financial condition and results of operations, and materially adversely affect our ability to continue business as presently conducted.

     Since our inception, we have funded our operations primarily through sales of our equity securities and the issuance of debt instruments, and to a lesser extent, capital lease arrangements and borrowings under our line of credit. To date, gross proceeds from these transactions have totaled approximately $179.3 million, including gross proceeds from our initial public offering in November 2000 of $56 million, gross proceeds from the exercise of the underwriters over-allotment option in December 2000 of $8.2 million, gross proceeds from the Series A Redeemable and Convertible Preferred Stock financing in December 2001 of approximately $27.2 million and gross proceeds from the common stock issuance in September 2002 of approximately $2.8 million. At March 31, 2003, we had approximately $1.0 million in cash and cash equivalents and borrowings under our line of credit of $1.0 million.

     We are party to a credit facility with Silicon Valley Bank, Commercial Finance Division, which allows the Company to borrow up to the lesser of $5 million at any one time outstanding or 65% of eligible accounts receivable balances. This credit facility bears interest at prime plus 2.75%, provided that the interest rate in effect shall not be less than 7% (7.00% at March 31, 2003), is secured by substantially all of the assets of the Company and expires on November 28, 2003. As of March 31, 2003, $1.0 million of borrowings, the maximum eligible borrowings, were outstanding under this facility. In April 2003, this facility was amended to include an Accounts Receivable Purchase Agreement where we may factor up to 75% of certain of our accounts receivable invoices, up to a maximum of $3 million in combined invoices.

     We believe that our available cash reserves, including net proceeds and debt relief to be effected pursuant to the financing transaction in March 2003 (see Note 2 to the Consolidated Financial Statements), together with our budgeted operating cash flows and available borrowings under our revolving line of credit will be sufficient to fund operations and satisfy our working capital requirements and anticipated capital expenditures through the point at which we forecast break-even cash flows, which is forecasted to be in the second half of 2003. Our ability to continue operating without additional equity financing is dependant upon achieving sales levels and gross margins sufficient to cover our operating expenses. We have not historically been able to achieve these results. However, we commenced volume shipments of our CDMA products in 2002, which have generated higher margins and have positively impacted our results of operations, particularly as we started to realize the benefits of our partnership with LG Innotek Co. Ltd. Simultaneously, our business has been negatively impacted by the decrease in CDPD sales, particularly our cradle sales, which have decreased to insignificant levels as the market for these products has decreased. As a result, we are becoming dependant on sales and profits from shipments of CDMA and GPRS products. Although we have made sales of these products in 2002 and continue to make sales in 2003, the majority of these sales have been CDMA products to one customer. Although we are confident of our ability to generate future profitable sales of CDMA and GPRS products, there can be no assurance that our sales of these products will be made at volumes sufficient to generate enough cash flow to cover our operating expenses. A decrease in our cash flows or our failure to generate significant additional revenue from new or existing products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing and/or operating costs, will further adversely impact our business, financial condition and results of operations, and materially adversely affect our ability to continue our business as presently conducted.

     We cannot predict with any certainty whether we will be able to maintain or improve upon our historical sales volumes with our existing customers, or whether we will be able to attract new customers for our wireless technology products. In the event that we do not achieve our budgeted sales and cash flow, there can be no assurance that we will be able to obtain additional debt or equity financing. Without such financing, we may have to cease operations.

     For the three months ended March 31, 2003, we used net cash in operating activities of $400,000 compared to $13.9 million during the same period in 2002. Our operating activities during the three months ended March 31, 2003, included a use of cash to fund our net loss of $3.0 million, which includes depreciation and amortization expense of approximately $1.0 million and a $400,000 non-cash charge for deferred compensation expenses related to stock options issued to employees during 2000.

     Our net cash provided by investing activities for the three months ended March 31, 2003 was $100,000, which was primarily due to the proceeds from the disposal of property and equipment. Our net cash used in investing activities for the three months ended March 31, 2002 was $200,000, which included purchases of property and equipment of $100,000 and software development costs of $100,000.

     Cash used in financing activities for the three months ended March 31, 2003 was $200,000, which was due to the repayments under our line of credit of $1.3 million, offset by the cash proceeds of $1.1 million from the issuance of convertible debt. Cash used in financing activities for the three months ended March 31, 2002 was $1.0 million, which consists primarily of $1.6 million of cash used to repurchase stock as part of the Sanmina litigation settlement (see Note 7) cash used for offering costs for the Series A preferred stock offering in December 2001, offset by cash proceeds on our line of credit of $500,000 and the exercise of stock options of approximately $300,000.

Related Party Transactions

     We sell products to Airlink Communications, Inc., (“Airlink”) a wireless software infrastructure business, which integrates our modems into their products. Airlink’s Chairman of the Board and Airlink’s principal stockholder is also a member of Novatel’s Board of Directors and a stockholder of Novatel. Sales to Airlink were $47,000 and $7,000 for the year ended December 31, 2002 and the three months ended March 31, 2003, respectively. Receivables from Airlink amounted to $276,000 as of March 31, 2003 and December 31, 2002, respectively. In May 2001, the Company and Airlink entered into a $1.6 million secured promissory note agreement for the payment of products sold to Airlink. The first payment of $300,000, plus accrued interest was paid by Airlink on September 1, 2001, and the remaining principal balance, plus accrued interest, was due in eight equal monthly installments with the final payment due May 1, 2002. The note accrued interest at prime plus 3% (7.25% at March 31, 2003) and was secured by all of Airlink’s assets. Airlink’s Chairman of the Board had personally guaranteed the note. Novatel has sold similar products to other parties at unit prices similar to those under the Company’s arrangement with Airlink.

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

     During the first quarter of 2002, Airlink became delinquent in making scheduled payments under the terms of the above agreements and after substantial negotiations and evaluating various collection alternatives, in May, 2002, Novatel and Airlink entered into an Agreement and Plan of Reformation which terminated and combined the two previous separate agreements into one secured promissory note for approximately $950,000 which is secured by substantially all of Airlink’s assets. Consistent with the previous notes, Airlink’s Chairman of the Board has also personally guaranteed this promissory note. The terms of this note provided for Airlink to pay us a first payment of $70,000 in June 2002, which was paid, as well as a specified percent of Airlink’s gross monthly cash receipts. The outstanding balance of the note at March 31, 2003 was $664,000. The note accrues interest at prime plus 3% (7.25% at March 31, 2003). Airlink is also delinquent in making scheduled payments under this agreement and we are evaluating our legal remedies under the terms of this agreement. In January 2003, we sent Airlink’s Chairman of the Board demand letters requesting immediate payment under the personal guarantee. The Company intends to enforce its rights under the personal guarantee. No payment has been received to date. During 2002, this individual performed certain consulting services for the Company and was paid $55,000. No payments were made to this individual in 2003. We have sold to Airlink on a prepayment basis, $7,000 during the first quarter of 2003.

     On June 30, 2000, Aether Capital, LLC, purchased $20 million of the Company’s Series D convertible preferred stock. Aether Capital, LLC is the investment arm of Aether Systems, Inc., which is the sole member of Aether Capital, LLC. David S. Oros, one of the Novatel’s directors, who joined the Company’s board in July 2000, serves as Chairman, Chief Executive Officer and President of Aether Systems, Inc. Mr. Oros was also a director of OmniSky Corporation, in which Aether Systems, Inc. was an investor. As a result of this capital transaction, OmniSky Corporation, a one-time significant customer, became a related party and the Company commenced recording sales to OmniSky as “Revenue-Related Parties” in the third quarter of 2000. Sales to OmniSky amounted to $1,901,000 for the year ended December 31, 2001. Receivables from OmniSky Corporation amounted to $44,000 as of March 31, 2003 and December 31, 2002, respectively, which has been fully reserved, as a result of OmniSky’s December 2001 filing for Bankruptcy protection. As part of this settlement, we received a payment of $99,000 during 2002.

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

     We utilized an entity to provide technical support services for $16,000 per month through June 30, 2002. Our former Chairman and Chief Executive Officer was a board member and an option holder of this entity. Payments made to this entity during the year ended December 31, 2002 and the three months ended March 31, 2003 were $96,000 and $0, respectively.

     During 2001, we made payments of approximately $169,000 to Centurion Wireless Technologies, Inc., (“Centurion”) in connection with the purchase of certain wireless modem antennae. Centurion is a portfolio company of Cornerstone Equity Investors, LLC (“Cornerstone”). Two of Cornerstone’s managing directors serve on our board of directors and Cornerstone is a stockholder of the Company. There were no purchases from Centurion during 2002 or 2003. In July 2002, we paid the final payable balance of $41,000 to Centurion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not currently use derivative financial instruments. We generally place our cash and short-term investments in high-credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations. The Company’s credit facility and related interest cost on borrowings is affected by the variations in the U.S. prime rate of interest. As of March 31, 2003, we had $1.0 million outstanding under our line of credit. We do not expect any material loss from our cash and cash equivalents and therefore believe that our potential interest rate exposure is not material; however, these investments are subject to interest rate risk. We do not currently enter into foreign currency hedge transactions. Through March 31, 2003, we had a foreign currency loss of approximately $5,000 recorded in general and administrative expenses as a result of foreign currency exchange transactions related to our Canadian subsidiary. Revenues generated outside the United States, as a percentage of total revenues were 6.8% for the three months ended March 31, 2003 and 15.6% for the same period in 2002. Fluctuations in foreign exchange rates could impact future operating results.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 7 to our consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 4. Submission of Matters to a Vote of Security Holders

     On May 2, 2003, we held a Special Meeting of Stockholders at which our Stockholders approved a proposal to issue 9,650,000 shares of the Company’s common stock issuable upon the conversion of shares of the Company’s Series B Convertible Preferred Stock to be issued in connection with the Private Placement Transaction and 2,841,071 warrants to purchase shares of the Company’s common stock.

		Against/
	For	Withheld	Abstentions

Approval of issuance of Series B	3,784,625	26,266	7,110

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit Number	Description

3.2	Certificate of Designation of Series A Convertible Preferred Stock.

3.3	Certificate of Designation of Series B Convertible Preferred Stock.

10.1	Amendment to the Loan and Security Agreement dated as of April 21, 2003, by and between the Company and Silicon Valley Bank.

10.2	Release of Obligation to Provide Inventory, dated as of March 12, 2003, by and between Novatel Wireless, Inc. and Sanmina-SCI Corporation and Sanmina Canada ULC.

10.3	Amendment to Settlement Agreement and Mutual General Release, dated as of February 7, 2003, by and between Novatel Wireless, Inc. and Sanmina-SCI Corporation and Sanmina Canada ULC.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

            Current reports on Form 8-K, filed April 30, 2003 and May 9, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 15, 2003	Novatel Wireless, Inc.

By:	/s/ Melvin L. Flowers

Melvin L. Flowers
Senior Vice President of Finance, Chief
Financial Officer, Principal Accounting Officer
and Secretary

Section 302 Certifications

CERTIFICATIONS

     Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer of Novatel Wireless Inc., as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, and 17 C.F.R. § 240.13a-14.

Certification of Chief Executive Officer

I, Peter Leparulo, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Novatel Wireless Inc.;

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

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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
Chief Executive Officer

Dated: May 15, 2003

Certification of Chief Financial Officer

I, Melvin L. Flowers, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Novatel Wireless Inc.;

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

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: May 15, 2003