Form 10-Q
period 2003-06-30
NOVATEL WIRELESS INC
filed 2003-08-14
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

     The number of shares of the Registrant’s common stock outstanding as of August 4, 2003 was 7,959,821.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)

	June 30,
	2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$2,408,000	$1,571,000
Restricted cash	115,000	105,000
Accounts receivable, net of allowance for doubtful accounts of $425,000 (2003) and $333,000 (2002)	5,229,000	6,937,000
Accounts receivable — related party	276,000	276,000
Inventories	1,657,000	4,250,000
Prepaid expenses and other	616,000	1,561,000

Total current assets	10,301,000	14,700,000

Property and equipment, net	2,674,000	4,101,000
Intangible assets, net	4,852,000	5,054,000
Other assets	188,000	192,000

	$18,015,000	$24,047,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,976,000	$6,919,000
Convertible notes payable	1,328,000	—
Accrued expenses	1,150,000	1,266,000
Inventory purchase commitments (Note 2)	—	3,983,000
Borrowings under line of credit	178,000	2,234,000
Restructuring accrual	855,000	1,331,000
Deferred revenues	250,000	977,000
Current portion of capital lease obligations	85,000	133,000

Total current liabilities	10,822,000	16,843,000

Capital lease obligations, net of current portion	4,000	38,000
Convertible and redeemable Series A preferred stock, 2,175 (2003) and 3,675 (2002) shares issued and outstanding (Note 2)	570,000	665,000

Commitments and contingencies (Note 6)

Stockholders’ equity:
Convertible Series B preferred stock, par value $.001, 3,267 (2003) and 0 (2002) shares issued and outstanding (Note 2)	2,834,000	—
Common stock, par value $.001, 50,000,000 shares authorized, 7,706,889 (2003) and 6,984,823 (2002) shares issued and outstanding (Note 2)	8,000	7,000
Additional paid-in capital	245,668,000	238,640,000
Deferred stock compensation	(299,000)	(1,729,000)
Accumulated deficit	(241,592,000)	(230,417,000)

Total stockholders’ equity	6,619,000	6,501,000

	$18,015,000	$24,047,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenue	$7,659,000	$7,731,000	$15,148,000	$15,004,000
Cost of Revenue	7,972,000	7,311,000	14,238,000	14,031,000

Gross Margin	(313,000)	420,000	910,000	973,000

Operating costs and expenses:
Research and development	1,446,000	3,860,000	3,181,000	8,008,000
Sales and marketing	612,000	1,277,000	1,289,000	2,696,000
General and administrative	1,040,000	2,106,000	2,019,000	3,416,000
Restructuring charges	(175,000)	360,000	238,000	609,000
Amortization of deferred stock compensation(*)	130,000	1,102,000	581,000	2,445,000

Total operating costs and expenses	3,053,000	8,705,000	7,308,000	17,174,000

Operating loss	(3,366,000)	(8,285,000)	(6,398,000)	(16,201,000)
Other income (expense):
Interest income	—	69,000	1,000	172,000
Interest expense	(1,654,000)	(146,000)	(1,724,000)	(287,000)
Other, net	—	—	85,000	—

Net loss	$(5,020,000)	$(8,362,000)	$(8,036,000)	$(16,316,000)

Net loss applicable to common stockholders (Note 4)	$(7,966,000)	$(15,633,000)	$(11,175,000)	$(31,742,000)

Weighted average shares used in computation of basic and diluted net loss per common share	7,144,176	4,940,167	7,065,211	4,450,193
Basic and diluted net loss per common share	$(1.12)	$(3.16)	$(1.58)	$(7.13)

(*) Amortization of deferred stock compensation:
Cost of revenue	$13,000	$36,000	$32,000	$317,000
Research and development	35,000	97,000	86,000	194,000
Sales and marketing	34,000	94,000	84,000	188,000
General and administrative	48,000	875,000	379,000	1,746,000

	$130,000	$1,102,000	$581,000	$2,445,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(8,036,000)	$(16,316,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,983,000	2,589,000
Gain on sale of property and equipment	(85,000)	—
Accretion of interest expense on convertible notes	1,539,000	—
Compensation for warrants issued in connection with convertible debt	79,000	—
Inventory write down	1,853,000	—
Provision for bad debt	92,000	12,000
Compensation for stock options issued below market value	580,000	2,446,000
Changes in assets and liabilities:
Restricted cash	(10,000)	—
Accounts receivable	1,616,000	(2,411,000)
Accounts receivable — related party	—	277,000
Inventories	740,000	548,000
Prepaid expenses and other	554,000	993,000
Accounts payable	57,000	(4,619,000)
Accrued expenses	(116,000)	(63,000)
Inventory purchase commitments	(432,000)	(4,372,000)
Restructuring accrual	(476,000)	(658,000)
Deferred revenues	(727,000)	250,000

Net cash used in operating activities	(789,000)	(21,324,000)

Cash flows from investing activities:
Purchases of property and equipment	(25,000)	(76,000)
Proceeds from sale of property and equipment	105,000	—
Capitalized software development costs	—	(102,000)

Net cash (used in) provided by investing activities	80,000	(178,000)

Cash flows from financing activities:
Net proceeds from issuance of Series B convertible preferred stock	1,617,000	—
Net proceeds from issuance of convertible notes payable	1,095,000	—
Repurchase of common stock	—	(1,600,000)
Proceeds from exercise of stock options and warrants	972,000	345,000
Offering costs for convertible and redeemable preferred stock	—	(232,000)
Proceeds from (payments on) line of credit borrowings	(2,056,000)	1,734,000
Payments under capital lease obligations	(82,000)	(79,000)

Net cash provided by financing activities	1,546,000	168,000

Net increase in cash and cash equivalents	837,000	(21,334,000)
Cash and cash equivalents, beginning of period	1,571,000	29,229,000

Cash and cash equivalents, end of period	$2,408,000	$7,895,000

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended
	June 30,

	2003	2002

Supplemental disclosures of non-cash investing and financing activities:
Issuance of convertible notes payable to settle the inventory purchase commitments liability	$3,505,000	$—
Deemed dividend for the imputed value assigned to the beneficial conversion feature on conversion of the Convertible Notes to Series B preferred stock and related common warrants	1,581,000	—
Conversion of convertible and redeemable Series A preferred stock into shares of common stock	1,654,000	13,984,000
Conversion of convertible notes payable into Series B preferred stock	1,217,000	—
Accretion of dividends on convertible and redeemable Series A preferred stock	125,000	718,000
Amortization of offering costs for convertible and redeemable Series A preferred stock	81,000	842,000
Deferred compensation adjustment for stock options cancelled	849,000	1,056,000
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants	1,352,000	13,866,000
Imputed value assigned to beneficial conversion feature and warrants granted in connection with the issuance of convertible notes payable	3,594,000	—
Common stock issued for settlement of inventory purchase commitments	—	5,400,000
Fixed assets retired against restructuring accrual	—	365,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$62,000	$27,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

     The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at June 30, 2003 and for the three month and six month periods ended June 30, 2003 and June 30, 2002 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period’s financial statements to conform to the presentation for the quarter ended June 30, 2003.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Actual results could differ from these estimates. Changes in these estimates may affect amounts reported in future periods.

     Stock Based Compensation

     The Company accounts for stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which recognizes compensation expense on the grant date if the then current market price of the stock exceeds the exercise price.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement amends the disclosure requirements of SFAS No. 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     In accordance with SFAS No. 123, the Company accounts for costs of stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25. Additionally, the Company discloses the pro forma effect on net loss and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. During the second quarter of 2003, the Company issued options to purchase an aggregate of 3,497,013 shares of the Company’s common stock to employees and non-employee directors. The vesting schedule for these options is generally 20% at 6 months from the vesting commencement date and 1/30th each month thereafter. The vesting commencement date with respect to options granted to non-employee directors was November 20, 2002 and the vesting commencement date with respect to options granted to employees was June 26, 2003, and in the case of the Company’s CEO, was May 7, 2003. The weighted average fair value of the options granted during the three months and the six months ended June 30, 2003 was estimated as $2.30 per share on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options granted during the three months and the six months ended June 30, 2002 was estimated as $6.14 and $16.62 per share, respectively, on the date of grant using the Black-Scholes option pricing model. The following assumptions with respect to 2003 and 2002 option grants have been made: no dividend yield, volatility of 117%, for the six months ending June 30, 2003, risk-free interest rates between 3.0% and 6.45% and expected lives of four to five years.

     Had compensation expense been determined based on the fair values at the dates of grant for the quarterly periods ended June 30, 2003 and 2002 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss per share would have been reported as the pro forma amounts indicated below:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders, as reported	$(7,966,000)	$(15,633,000)	$(11,175,000)	$(31,742,000)
Net loss applicable to common stockholders, pro forma	$(8,118,000)	$(16,906,000)	$(12,016,000)	$(34,294,000)
Net loss per share, as reported	$(1.12)	$(3.16)	$(1.58)	$(7.13)
Net loss per share, pro forma	$(1.14)	$(3.42)	$(1.70)	$(7.71)

     Inventories

     Inventories consist of the following:

	(Unaudited)
	June 30,
	2003	December 31, 2002

Finished goods	$1,132,000	$3,036,000
Raw materials and components	525,000	1,214,000

	$1,657,000	$4,250,000

2.	Recent Operational Developments

     Recent Financing

     The Company has sustained substantial losses from operations in each period since its inception and has used substantially all of its available cash resources to fund the operating losses.

     During the fourth quarter of 2002, management determined that the Company had insufficient working capital to continue operations through the second quarter of 2003. As part of management’s plan to improve the Company’s financial condition, on March 12, 2003, following deliberation and approval by the Company’s Board of Directors the Company entered into a series of agreements, including the Securities Purchase Agreement (the “Purchase Agreement”) with a group of investors (the “Investors”) in connection with the private placement of $3.25 million of convertible debt and equity securities, and the issuance of up to $3.505 million of convertible debt securities in satisfaction of outstanding Company obligations to a third party. As a result of these agreements, the Company completed the following transactions, which are collectively referred to as the “Private Placement Transactions”:

•	On March 13, 2003, the Company received cash of $1.1 million, net of $100,000 of transaction costs, in exchange for issuing $1.2 million of secured subordinated convertible promissory notes (the “Initial Convertible Notes”), convertible subject to stockholder approval into newly authorized shares of the Company’s Series B convertible preferred stock (“Series B Preferred Stock”), which approval the Company received on May 2, 2003. These notes automatically converted into 1,216 shares of Series B convertible preferred stock on May 14, 2003 following stockholder approval of the Private Placement Transactions. Additionally, warrants were granted to the Investors to purchase an aggregate of 857,143 shares of Common Stock at an exercise price of $0.70 per share;

•	On May 14, 2003, the Company issued and sold 2,050 additional shares of Series B Preferred Stock and warrants to purchase an aggregate of 732,198 shares of Common Stock at an exercise price of $0.70 per share in exchange for $2.05 million in cash, which was reduced by approximately $400,000 of transaction costs to $1.6 million net proceeds; and

•	On May 14, 2003, the Company issued $3.505 million of secured subordinated convertible non-interest bearing promissory notes (the “Additional Convertible Notes”) and warrants to purchase an aggregate 1,251,786 shares of Common Stock at an exercise price of $0.70 per share to the Investors in satisfaction of the Company’s indebtedness to Sanmina – SCI Corporation which the Investors acquired from Sanmina (the “Sanmina Obligations”). Unless earlier converted at the option of the respective holder, the Additional Convertible Notes automatically convert into 3,505 shares of Series B Preferred Stock at the rate of $400,000 on each of August 14, 2003, November 14, 2003 and February 14, 2004, and the remaining balance on May 14, 2004. The Additional Convertible Notes will convert, into a number of shares of Series B Preferred Stock equal to the total amount outstanding thereon at the time of conversion divided by $1,000. The Series B Preferred shares are convertible at any time into the number of shares of Common Stock equal to the total amount outstanding divided by $0.70.

     The Initial Convertible Notes and the Additional Convertible Notes have a conversion price per common share of $0.70. This conversion price was based on the lower of the five-day trailing average closing bid price of the Company’s common stock at the time that the definitive agreement was signed, or $0.70. On the date of issuance of the Initial Convertible Notes, the difference between the conversion price per common share and the closing price of the Company’s common stock amounted to $0.33 per share. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Initial Convertible Notes allocable to the warrants was $400,000 and was determined based on the relative fair values of the debt securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the beneficial conversion feature at the date of issuance was approximately $1.1 million. During the quarter ended June 30, 2003, 100% of the Initial Convertible Notes were converted into Series B Preferred Stock. As a result of such conversion, the remaining value of the beneficial conversion feature of approximately $1.1 million was recognized as non-cash interest expense.

     On May 14, 2003, the date of issuance of the Additional Convertible Notes, the difference between the conversion price per common share of the Additional Convertible Notes and the closing price of the Company’s common stock amounted to $0.21 per share. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Additional Convertible Notes allocable to the warrants was $700,000 and was determined based on the relative fair values of the debt securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the beneficial conversion feature at the date of issuance was approximately $1.8 million. The $1.8 million, together with the $700,000 fair value of the warrants granted, will be accreted ratably over the four-year life of the Additional Convertible Notes. Approximately $322,000 was recognized as non-cash interest expense during the second quarter ended June 30, 2003.

     On May 14, 2003, the date of issuance of the Series B Preferred Stock, the difference between the conversion price per common share of the Series B Preferred Stock and the closing price of the Company’s common stock amounted to $0.21 per share. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Series B Preferred Stock allocable to the warrants was $300,000 and was determined based on the relative fair values of the equity securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the beneficial conversion feature at the date of issuance was approximately $1.2 million. Effective on the original transaction date, the holders of Series B Preferred Stock voluntarily, permanently and unconditionally waived their right to obligate the Company to redeem their shares of Series B Preferred Stock except for the right to redeem in the event of a change in control of the Company. The $1.2 million, together with the $300,000 fair value of the warrants granted is accounted for as a dividend. This $1.5 million deemed dividend is therefore included in the net loss applicable to common stockholders for the quarter ended June 30, 2003.

     On March 12, 2003, concurrent with the Purchase Agreement, the Investors and Sanmina entered into an agreement pursuant to which, subject to certain terms and conditions, Sanmina agreed to sell to the Investors, and the Investors agreed to purchase from Sanmina, (herein, the “Sanmina Purchase”) the Sanmina Obligation at a discount. In order to facilitate the Sanmina Purchase, Sanmina granted the Company forbearance from its obligation to make payments to Sanmina until the earlier of the Sanmina Purchase or August 1, 2003. On May 7, 2003, the Investors finalized the Sanmina Purchase and as a result, Sanmina is no longer a creditor of the Company. Under the terms of the Sanmina Purchase, Sanmina refunded to the Company $457,000 in cash primarily for payments made to Sanmina from February 2003 to March 12, 2003. In return for obtaining this payment forbearance, the Company issued Sanmina a warrant to purchase 150,000 shares of the Company’s Common Stock at an exercise price of $0.68 per share. The warrant is not exercisable until February 13, 2004 and contains a cashless exercise provision, although the parties are permitted to amend these provisions by prior written mutual consent. The value of the warrants of approximately $79,000, determined using the Black-Scholes option-pricing model was recognized as non-cash interest expense during the quarter ended June 30, 2003.

     Recent Warrant Exercises

     During the second quarter of 2003, in an effort to raise additional working capital, the Company’s board of directors determined that it was advisable and in the best interests of the Company stockholders to reduce the exercise prices of certain classes of outstanding warrants to $2.00 per share for a limited period of time in order to induce those holders promptly to exercise those warrants for cash. The common stock issuable upon exercise of these warrants had previously been registered with the SEC pursuant to a registration statement on Form S-3. The board determined this revised price, considering various items, including the likely price per share the Company would have received had it then sought to raise additional capital in the private equity markets. As part of this deliberation, the board also considered the amount of time it would have otherwise taken to raise such capital from third parties and the legal and other capital raising costs the Company would have had to incur in the process. As a result, in June 2003, the Company received proceeds of $866,176 upon the issuance of 433,088 common shares. In July 2003, proceeds of $264,926 were received upon the issuance of 132,463 common shares.

     Operational Overview

     The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each quarter and year since inception. As of June 30, 2003, the Company had an accumulated deficit of $241.6 million and negative working capital of $.5 million. During the three months and six months ended June 30, 2003, the Company incurred a net loss of $5.0 million and $8.0 million respectively. At June 30, 2003, the Company had approximately $2.4 million in cash and cash equivalents and borrowings under it’s line of credit of $178,000.

     Management of the Company intends to continue executing a plan to improve its operating results and financial condition. The plan includes strengthening sales initiatives, improving gross margins and continuing to cut costs as a percentage of sales. The Company commenced volume shipments of the Company’s CDMA products in 2002, which have generated higher margins due to lower production costs at the Company’s contract manufacturer, LG Innotek Co. Ltd. Simultaneously, the Company’s business has been negatively impacted by the decrease in CDPD sales, which have decreased to insignificant levels as the market for these products have decreased. During the three months ended June 30, 2003, the Company recorded a $1.9 million inventory charge primarily related to products the Company no longer manufactures due to the decrease in sales of the CDPD technology products and the migration away from CDPD to other technologies such as CDMA and GPRS. On August 1, 2003, the Company and Lucent Technologies, Inc. amended an existing joint development agreement and an existing supply agreement between them pertaining to UMTS technology products. As amended, the contracts provide that, subject to certain terms, conditions and limitations, Lucent could place significant purchase orders over the period of the contract, commencing in the fourth quarter of 2003. Although the Company has made sales of CDMA and GPRS products, the majority of these sales have been CDMA products to one customer. Although management is confident of the Company’s ability to generate future profitable sales of CDMA and GPRS products, there can be no assurance that the sales of these products will be made at volumes sufficient to generate enough cash flow to cover the Company’s operating expenses. A decrease in the cash flows or failure to generate significant revenue from new or existing products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing and/or operating costs, will further adversely impact the Company’s business, financial condition and results of operations, and materially adversely affect the Company’s ability to continue business as presently conducted.

     Nasdaq SmallCap Listing

     On April 8, 2003, the Company transferred its listing of its common shares to The Nasdaq SmallCap Market as it did not meet Nasdaq’s $10 million minimum stockholders’ equity requirement for continued listing on The Nasdaq National Market on December 31, 2002.

     Restructuring Charges

     In response to market conditions in the Company’s industry sector, the Company has implemented ongoing operational restructuring plans to reduce its operating costs and streamline its organizational structure. As a result of these activities, the Company recorded restructuring charges of $238,000 in the six months ended June 30, 2003 and $2.7 million during 2002. The restructuring plan provided for the reduction of employee staff, consultants and temporary labor, resulting in severance payments and other employee related expenses of approximately $322,000 during the six months ended June 30, 2003. There were 8 employee separations in 2003 and 33 employee separations during 2002. The restructuring also provided for the closure of certain of the Company’s operating facilities.

The following table displays the activity and balances of the restructuring accrual from January 1, 2003 to June 30, 2003:

	Employee Termination	Facility Closings	Total

Balance – January 1, 2003	$95,000	$1,236,000	$1,331,000
Charges	322,000	(84,000)	238,000
Cash payments	(225,000)	(489,000)	(714,000)

Balance – June 30, 2003	$192,000	$663,000	$855,000

     Cash payments for employee separations of $192,000 are expected to be paid over the next three months and cash payments for facility closings of $663,000 are expected to be paid ratably over the next 51 months.

3. Segment Information and Concentrations of Risk

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

     A significant portion of the Company’s revenue comes from a small number of customers. Two customers accounted for 74.6% and 16.3% of revenues, respectively, for the three months ended June 30, 2003. One customer accounted for 54.3% of revenues for the three months ended June 30, 2002. Two customers accounted for 68.4% and 15.0% of revenues, respectively, for the six months ended June 30, 2003. Two customers accounted for 40.5% and 10.9% of revenues, respectively, for the six months ended June 30, 2002. Domestic sales accounted for approximately 90% and 93% and international sales accounted for approximately 10% and 7% during the three months and six months ended June 30, 2003, respectively.

4. Net loss applicable to Common Stockholders

     A reconciliation of the net loss applicable to common stockholders is as follows:

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited

	2003	2002	2003	2002

Net loss	$(5,020,000)	$(8,362,000)	$(8,036,000)	$(16,316,000)
Adjustments to net loss used in computing basic and diluted net loss applicable to common stockholders:
Deemed dividend for the imputed value assigned to the beneficial conversion feature on conversion of the Convertible Notes to Series B preferred stock and related common stock warrants	(1,581,000)	—	(1,581,000)	—
Accretion of dividends on convertible and redeemable Series A preferred stock	(62,000)	(249,000)	(125,000)	(718,000)
Accretion of offering costs for convertible and redeemable Series A preferred stock	(74,000)	(402,000)	(81,000)	(842,000)
Accretion of imputed value assigned to the beneficial conversion feature on convertible and redeemable Series A preferred stock and related common stock warrants	(1,229,000)	(6,620,000)	(1,352,000)	(13,866,000)
Net loss applicable to common stockholders	$(7,966,000)	$(15,633,000)	$(11,175,000)	$(31,742,000)

5. Line of Credit

     In November 2002, the Company amended its credit facility with a bank, which allows the Company to borrow up to the lesser of $5 million or 65% of eligible accounts receivable balances. This credit facility bears interest at prime plus 2.75% (7.00% at June 30, 2003), provided that the interest rate in effect shall be not less than 7%, and is secured by substantially all assets of the Company. The facility expires in November 2003. In connection with initially entering into this facility, the Company issued warrants to purchase 55,788 shares of the Company’s common stock at an exercise price of $7.44, as adjusted to date to reflect dilutive equity issuances made subsequent to November 2001, the initial date of the facility. The value of the warrants totaling $358,000 is being amortized as interest expense over the term of the facility. These warrants expire on November 29, 2008 and may be exercised using a cashless feature in which the number of shares issued would be calculated by dividing the intrinsic value of the warrants on the date of exercise by the fair market value of a share of common stock on the date of exercise. In April 2003, this facility was amended to include an Accounts Receivable Purchase Agreement pursuant to which the Company may factor at any given time up to 75% of certain accounts receivable invoices, up to a maximum of $3 million in combined invoices. As of June 30, 2003, $178,000 of borrowings was outstanding under this facility. There were no outstanding factored receivables at June 30, 2003.

6. Commitments and contingencies

Employment Agreements and Contract Commitments

     Effective January 13, 2003, the Company’s then Chief Executive Officer, John Major, was replaced and his employment was terminated without cause. His employment agreement with the Company provided that in the event that the Company terminated him without cause, he would be entitled to receive in a lump sum payment an amount equal to his annual base salary then in effect and all unvested options would immediately vest and become exercisable. He would then also be entitled to a bonus equal to the amount of the bonus he had earned as of the date of his termination as well as to the continuation of certain employee benefits pursuant to the terms of existing company plans. During the first quarter of 2003, in anticipation of having to make severance payments, under the terms of the employment agreement, the

Company accrued an amount equal to his base salary, which was $325,000. In July 2003, the Company and Mr. Major entered into a separation agreement and mutual general release pursuant to which the Company has agreed to pay the former CEO a total of $150,000 in three payments in accord and satisfaction of the amounts payable under the employment agreement or which may have been payable under his retention agreement. The first $37,500 was paid in August 2003 and $37,500 is due September 1, 2003 and the remaining $75,000 is due on October 1, 2003. In the event that the Company fails to make any of these stipulated payments to Mr. Major, he would be entitled to enforce the contractual rights he held under his employment agreement and his retention agreement. As a result of this separation agreement the Company reversed $175,000 of the first quarter $325,000 accrued estimate against the Restructuring Charges in the second quarter ended June 30, 2003.

     Effective October 31, 2002, Ambrose Tam, the Company’s President and Chief Operating Officer, resigned his employment with the Company. Pursuant to the terms of Mr. Tam’s employment agreement, Mr. Tam was entitled to receive from the Company, as a consequence thereof, approximately $190,000 (Canadian $250,000) in two equal installments, the first of which occurred on October 31, 2002 and, with the consent of Mr. Tam, the second payment was paid in two installments, which occurred on April 30, 2003 and May 15, 2003. In addition, Mr. Tam is entitled to continued participation in his employee benefit package for the 12-month period following his resignation.

     In May 2001, the Company entered into management retention agreements with the Company’s named executive officers. The agreements entitled those employees to enumerated severance benefits if, within 24 months following a change of control (or at the direction of an acquirer in anticipation of such an event), the Company terminated the employee’s employment other than for cause or disability or the employee terminates his employment for good reason. These severance benefits included a payment of two times the sum of the employee’s annual base salary then in effect and the applicable targeted annual bonus, continued employee benefits, full acceleration of vesting of the employee’s stock options, a tax equalization payment to eliminate the effects of any applicable excise tax, and the issuance to the employee of an option to purchase additional shares of the Company’s common stock. As a condition of the March 12, 2003 Purchase Agreement (see Note 2), the remaining management retention agreements were terminated under mutual agreement between the named executive officers and the Company.

     The Company also has employment arrangements with two other key employees providing for four months salary continuation in the event the Company terminates their respective employment.

Legal Matters

     On February 28, 2003, a class action law suit was filed in the United States District Court for the Southern District of Florida against Credit Suisse First Boston (CSFB) and approximately 50 companies, including Novatel Wireless, Inc. for whose respective initial public offerings CSFB purportedly served as the lead underwriter. The suit purported to be on behalf of all the purchasers of the common stock of the named issuing companies and alleges violations of federal and state securities law. On June 19, 2003 Novatel Wireless, Inc., along with certain other companies, were dismissed without prejudice from this suit voluntarily by the plaintiff without explanation.

     In January of 2003, the Company’s wholly-owned subsidiary, Novatel Wireless Technologies, Ltd. (NWT) terminated one of its Canadian employees for cause. On February 26, 2003, the employee filed suit on the judicial district of Calgary, in the Court of Queen’s Bench of Alberta, claiming that NWT had wrongfully terminated him and seeking approximately Canadian $365,000 in damages. NWT has been informed by its counsel that NWT has meritorious defenses, and NWT intends to vigorously defend against the claim. On April 25, 2003, counsel for the former employee informed the Company that his client elected to drop the suit altogether in return for the Company agreeing to make certain adjustments to the former employees personnel file. The Company is currently evaluating this settlement offer.

     On April 30, 2002, the Company entered into an employment agreement pursuant to which the employee purportedly commenced working for the Company on May 8, 2002. The individual has alleged that on or about May 10, 2002, the Company breached its agreement with him by materially diminishing his responsibilities and, as a consequence of which, he has alleged, he terminated his employment with the Company for “Good Reason” as defined in the employment agreement. The employee has filed a claim with the California Department of Labor (DOL) seeking approximately $450,000. The Company is currently waiting for the DOL to schedule a hearing on the matter. The Company believes this claim is without merit and intends to vigorously defend against the claim.

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

     In October 2001 Sanmina Corporation (now known as Sanmina-SCI Corporation) (“Sanmina”) filed suit against the Company in Santa Clara County Superior Court seeking approximately $27 million of claims for breach of contract under a contract manufacturing arrangement. The Company reached a settlement with Sanmina to end any and all disputes and litigation arising from the claims and signed a settlement agreement and mutual general release (the “Settlement”). Under the Settlement, which became effective on January 28, 2002, the Company made a cash payment to Sanmina of $1,300,000 and issued to Sanmina 333,333 shares of common stock. As part of this issuance, the Company also granted to Sanmina the right to obligate the Company to repurchase up to 133,333 of the shares of common stock at a price of $12.00 per share. In addition, the Company agreed to take delivery of inventory held by Sanmina and make payments totaling $5 million in 2002 and $4 million in 2003 and up to an additional $2 million in the event the Company failed to make any of the agreed upon payments. On February 7, 2003, the Company and Sanmina amended the Settlement Agreement to extend the time period during which the Company would be permitted to satisfy its remaining payment obligations (the “Amendment”) in return for the Company issuing to Sanmina warrants to purchase up to 150,000 shares of the Company’s common stock at $0.68 per share. Pursuant to the terms of the Amendment, the Company agreed that for so long as the Company owed monies to Sanmina pursuant to the Settlement Agreement (the “Sanmina Debt”) the Company would make specified pre-payments on the Sanmina Debt in the event that the Company failed to meet agreed upon performance targets, met or exceeded other performance targets, or raised additional working capital. On May 14, 2003, the Sanmina Debt was paid in full as part of the Purchase Agreement defined and discussed in Note 2. Sanmina is no longer a creditor of the Company.

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

     Allowance for doubtful accounts: We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on independent credit reporting services, our experience with the customer and the economic condition of the customer’s industry. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to generally fully reserve for all accounts with aged balances greater than one year. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in our industry or the industry of our customers. Reserves are fully provided for all expected or probable losses of this nature. Trade accounts receivable along with accounts receivable – related party balances were $5.9 million and $7.5 million at June 30, 2003 and December 31, 2002, respectively. The allowance for doubtful accounts was $0.4 million and $0.3 million at June 30, 2003 and December 31, 2002, respectively.

     Inventory valuation: Inventories are stated at lower of cost (first-in, first-out method) or market. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-down is dependent on various items, including customer demand, economic and competitive conditions, technological advances or new product introductions by us or our customers that vary from our current expectations. In accordance with Emerging Issues Task Force Issue 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory writedowns are classified in “Cost of revenue” in the accompanying consolidated statements of operations. Inventories were stated at $1.7 million and $4.3 million at June 30, 2003 and December 31, 2002, respectively.

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

     Software development costs: Software development costs for products sold (primarily firmware embedded in the Company’s products) incurred after technological feasibility is established are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” We determine the point at which technological feasibility has been established for a product (i.e., when we have completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet design specifications, and the point at which a product is available for general release to customers) by creating detail program designs of the product. Such detail program designs take product function, feature and technical requirements to their most detailed, logical form and are ready for coding. Capitalized software development costs are amortized when products are available for general release to customers, over the estimated useful lives of the products, currently five years. At June 30, 2003 and December 31, 2002, our net software development costs of $1.6 million and $1.8 million, respectively, relating to costs for CDMA and GPRS, are grouped with intangible assets in our consolidated balance sheets.

     Accrued restructuring related costs: To the extent that exact amounts are not determinable, we have estimated amounts for direct costs of our expenses and liabilities related to our restructurings in accordance with the Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” For restructurings initiated after December 31, 2002, the Company will apply SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” These estimates consist of future lease obligations offset by estimated sublease income. Our accrued restructuring related costs were $0.9 million and $1.3 million at June 30, 2003 and December 31, 2002, respectively.

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

     Stock-Based Compensation: In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we account for costs of stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Additionally, we disclose the pro forma effect on net loss and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for our stock-based employee compensation (see Note 1). We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. We also follow the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123.

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

     Revenue Recognition: Our revenue is generated from the sale of wireless modems to wireless telecommunications operators, wireless data content and service providers, resellers and OEM customers. Revenue from product sales and development services is recognized upon the latest of transfer of title, shipment of the product to the customer or rendering services. Revenues from long-term supply contracts are recognized as products are shipped to customers. We record deferred revenue for cash payments received from customers in advance of product shipments. We grant price protection provisions to certain customers and track pricing and other terms offered to customers buying similar products to assess compliance with these provisions. To date, we have not incurred material price protection expenses. We establish reserves for estimated product returns allowances in the period in which revenue is recognized. In estimating our future product returns, we consider various relevant factors, including our stated return policies and practices and our historical trends. The Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition,” (“SAB 101”) provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. If our shipping policies, including the point of title transfer such as changing from Freight on Board shipping point to Freight on Board destination, were to change, materially different reported results would be likely.

Impact of Recently Issued Accounting Standards

     In May 2003, FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No.150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity. SFAS No. 150 requires those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS

No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this SFAS and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. We are currently assessing the impact of SFAS No. 150 on our financial position and our results of its operations.

     In November 2002, the FASB published interpretation No. 45 “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation expands on the accounting guidance of SFAS Nos. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have a material effect on our consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Revenue. Revenue for the three months ended June 30, 2003 remained flat at approximately $7.7 million as compared to the same period in 2002. For the three months ended June 30, 2003, sales of our CDMA and GPRS PC card products increased by $2.1 million and non-recurring engineering revenue increased by $400,000, off-set by sales decreases in CDPD products of $2.5 million, compared to the same period in 2002.

     Cost of Revenue. Our cost of revenue for the three months ended June 30, 2003 increased $700,000, or 9%, to $8.0 million compared to $7.3 million for the same period in 2002. The increase in cost of revenue was primarily due to a $1.9 million charge for excess and obsolete inventory, primarily due to products we are no longer manufacturing, recorded during the second quarter of 2003, an increase in the demand for PC cards of approximately $300,000, an increase in non-recurring engineering costs of approximately $300,000 and an increase in royalty costs of approximately $100,000, offset by a decrease in OEM product sales of approximately $1.5 million, a decrease in cradle products of approximately $200,000 and a reduction in costs associated with our manufacturing operating capacity of approximately $200,000.

     Gross Margin. Our gross margin for the three months ended June 30, 2003 decreased by $700,000 to negative $300,000 compared to a positive $400,000 margin during the same period in 2002. The decrease in gross margin is primarily due to the $1.9 million charge for excess and obsolete inventory as discussed above.

     Research and Development. Our research and development expenses for the three months ended June 30, 2003 decreased $2.4 million, or 63%, to $1.4 million compared to $3.8 million for the same period in 2002. The decrease was generally the result of ongoing downsizing (see Note 2 to the Consolidated Financial Statements) and consisted of a decrease in personnel expenses of approximately $700,000, a decrease in research supplies and expendable equipment of approximately $600,000, an increase in non-recurring engineering customer payments to us of approximately $400,000, a decrease in consulting expenses of approximately $300,000, a decrease in travel costs of approximately $200,000 and a decrease in depreciation and facility overhead expenses of approximately $200,000.

     Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2003 decreased $700,000, or 52%, to $600,000 compared to $1.3 million for the same period in 2002. The decrease was generally the result of ongoing downsizing and consisted of a reduction in personnel expenses of $300,000, a reduction in travel costs of approximately $100,000, a reduction in advertising and marketing costs of approximately $100,000 and a reduction in consulting expenses of approximately $100,000.

     General and Administrative. General and administrative expenses for the three months ended June 30, 2003 decreased $1.1 million, or 51%, to $1.0 million compared to $2.1 million for the same period in 2002. This decrease was primarily due to a decrease in professional fees of approximately $900,000 and a decrease in personnel expenses of approximately $100,000.

     Restructuring Charges. Restructuring charges for the three months ended June 30, 2003 were negative $175,000 compared to $360,000 for the same period in 2002. The negative charge in 2003 was due to the reversal of a portion of the accrual estimated in the first quarter of 2003 for severance payments payable to our former CEO pursuant to his employment agreement. The costs in 2002 are primarily made up of employee termination and severance costs.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation for the three months ended June 30, 2003 decreased $1.0 million or 88%, to $100,000 compared to $1.1 million for the same period in 2002. This decrease is due to the Company’s use of the attribute method for deferred compensation originating in fiscal 2000 and a reduction in gross deferred compensation for stock option cancellations during the second quarter of 2003 totaling $900,000.

     Interest Income. Interest income for the three months ended June 30, 2003 amounted to $0 compared to $69,000 for the same period in 2002. The decrease is primarily due to reduction in the cash balances in the second quarter of 2003 compared to the same period in 2002.

     Interest Expense. Interest expense of $1,654,000 for the three months ended June 30, 2003 relates primarily to the interest charges on our bank line of credit of $45,000, non-cash charges of $1.5 million for the accretion of the imputed value assigned to the beneficial conversion feature on the Convertible Notes payable, $79,000 as a non-cash interest expense relating to the fair value of warrants attached to a purchase agreement and non-cash charges of $14,000 for the amortization of deferred financing costs and interest on capital leases. Interest expense of $146,000 for the three months ended June 30, 2002 relates to the interest charges on our bank line of credit, and non-cash charges of $90,000 for the amortization of deferred financing costs and interest charges on capital leases.

     Net Loss. The net loss for the three months ended June 30, 2003 decreased $3.4 million, or 40%, to $5.0 million compared to $8.4 million for the same period in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Revenue. Revenue for the six months ended June 30, 2003 increased $100,000, or 1%, to $15.1 million compared to $15 million for the same period in 2002. For the six months ended June 30, 2003, sales of our PC cards, primarily CDMA and GPRS technology, increased by approximately $3.2 million and non-recurring engineering revenue increased by approximately $600,000, offset by a decrease in CDPD technology sales of approximately $3.7 million compared to the same period in 2002.

     Cost of Revenue. Our cost of revenue for the six months ended June 30, 2003 increased $200,000, or 2%, to $14.2 million compared to $14 million for the same period in 2002. The increase in cost of revenue was primarily due to a $1.9 million charge for excess and obsolete inventory primarily, due to products we are no longer manufacturing, recorded during the second quarter of 2003, an increase in non-recurring engineering costs of approximately $1.0 million, an increase in the demand for PC cards of approximately $600,000 and an increase in royalty costs of approximately $400,000, offset by a decrease in OEM product sales of approximately $2.3 million, a decrease in Cradle products of approximately $400,000 primarily due to the migration away from EDPD technology products and a reduction in costs associated with our manufacturing operating capacity of approximately $1.0 million.

     Gross Margin. Our gross margin for the six months ended June 30, 2003 decreased by $100,000, to $900,000 compared to $1.0 million during the same period in 2002. The decrease in gross margin is primarily due to the $1.9 million charge for excess and obsolete inventory as discussed above.

     Research and Development. Our research and development expenses for the six months ended June 30, 2003 decreased $4.8 million, or 60%, to $3.2 million compared to $8.0 million for the same period in 2002. The decrease was due to a decrease in personnel expenses of approximately $1.4 million, an increase in non-recurring engineering customer payments of $1.2 million, a decrease in research supplies and expendable equipment of approximately

$700,000, a decrease in consulting and outside services of approximately $700,000, a decrease in travel costs of approximately $400,000 and a decrease in depreciation and facility overhead expenses of approximately $400,000. During the first quarter of 2002, the Company reached technological feasibility with regards to certain software development activities and subsequently capitalized $100,000 during the six months ended June 30, 2002. No costs were capitalized during the six months ended June 30, 2003.

     Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2003 decreased $1.4 million, or 52%, to $1.3 million compared to $2.7 million for the same period in 2002. The decrease was due to a decrease in personnel expenses of $500,000, a decrease in travel costs of approximately $300,000, a decrease in advertising and marketing costs of approximately $200,000, a decrease in consulting expenses of approximately $200,000, and a decrease in equipment expenses of approximately $100,000.

     General and Administrative. General and administrative expenses for the six months ended June 30, 2003 decreased $1.4 million, or 41%, to $2 million compared to $3.4 million for the same period in 2002. This decrease was due to a decrease in professional fees of approximately $800,000, a decrease in personnel expenses of approximately $300,000, a decrease in consulting expenses of approximately $200,000 and a decrease in travel costs of approximately $100,000.

     Restructuring Charges. Restructuring charges for the six months ended June 30, 2003 were $238,000 compared to $609,000 for the same period in 2002. The 2003 charge includes a reversal of an accrual recorded in the first quarter of 2003, of approximately $175,000 for severance payments payable to our former CEO pursuant to his employment agreement. The remaining 2003 costs and the 2002 costs were primarily made up of employee termination and severance costs.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation for the six months ended June 30, 2003 decreased $1.8 million or 76% to $600,000 compared to $2.4 million for the same period in 2002. This decrease is due to the Company’s use of the attribute method for deferred compensation originating in fiscal 2000 and a reduction in gross deferred compensation for stock option cancellations during 2003 and during the first six months of 2002 totaling $900,000 and $1.1 million, respectively.

     Interest Income. Interest income for the six months ended June 30, 2003 amounted to $1,000 compared to $200,000 during the same period in 2002. The decrease is primarily due to reduction in the cash balances in the first six months of 2003 compared to the same period in 2002.

     Interest Expense. Interest expense of $1,724,000 for the six months ended June 30, 2003 relates to the interest charges on our bank line of credit of $59,000, non-cash charges of $1.5 million for the accretion of the imputed value assigned to the beneficial conversion feature on the Convertible Notes payable, $79,000 as a non-cash interest expense relating to the fair value of warrants issued to Sanmina and non-cash charges of $27,000 for the amortization of deferred financing costs and interest on capital leases. Interest expense of $287,000 for the six months ended June 30, 2002 relates to the interest charges on our bank line of credit, including non-cash charges of $179,000 for the amortization of deferred financing costs and interest charges on capital leases.

     Net Loss. The net loss for the six months ended June 30, 2003 decreased $8.3 million, or 51%, to $8 million compared to $16.3 million for the same period in 2002.

Contractual Obligations and Commercial Commitments

     The following summarizes our contractual obligations and other commitments at June 30, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by Fiscal Year

	2003	2004	2005	2006	2007

Employee separation obligations	$192,000	$—	$—	$—	$—
Capital lease and other obligations	48,000	41,000	—	—	—
Operating leases	600,000	1,117,000	751,000	626,000	469,000

Total contractual cash obligations	$840,000	$1,158,000	$751,000	$626,000	$469,000

Liquidity and Capital Resources

     We have sustained substantial losses from operations in each period since its inception and have used substantially all of our available cash resources to fund the operating losses.

     During the fourth quarter of 2002, we determined that the Company had insufficient working capital to continue operations through the second quarter of 2003. As part of our managements plan to improve our financial condition, on March 12, 2003, following deliberation and approval by our Board of Directors we entered into a series of agreements, including the Securities Purchase Agreement (the “Purchase Agreement”) with a group of investors (the “Investors”) in connection with the private placement of $3.25 million of convertible debt and equity securities, and the issuance of up to $3.505 million of convertible debt securities in satisfaction of outstanding obligations to a third party. As a result of these agreements, we completed the following transactions, which are collectively referred to as the “Private Placement Transactions”:

•	On March 13, 2003, we received cash of $1.1 million, net of $100,000 of transaction costs, in exchange for issuing $1.2 million of secured subordinated convertible promissory notes (the “Initial Convertible Notes”), convertible subject to stockholder approval into newly authorized shares of our Series B convertible preferred stock (“Series B Preferred Stock”), which approval we received on May 2, 2003. These notes automatically converted into 1,216 shares of Series B convertible preferred stock on May 14, 2003 following stockholder approval of the Private Placement Transactions. Additionally, warrants were granted to the Investors to purchase an aggregate of 857,143 shares of Common Stock at an exercise price of $0.70 per share;

•	On May 14, 2003, we issued and sold 2,050 additional shares of Series B Preferred Stock and warrants to purchase an aggregate of 732,198 shares of Common Stock at an exercise price of $0.70 per share in exchange for $2.05 million in cash, which was reduced by approximately $400,000 of transaction costs to $1.6 million net proceeds; and

•	On May 14, 2003, we issued $3.505 million of secured subordinated convertible non-interest bearing promissory notes (the “Additional Convertible Notes”) and warrants to purchase an aggregate 1,251,786 shares of Common Stock at an exercise price of $0.70 per share to the Investors in satisfaction of our indebtedness to Sanmina – SCI Corporation which the Investors acquired from Sanmina (the “Sanmina Obligations”). Unless earlier converted at the option of the respective holder, the Additional Convertible Notes automatically convert into 3,505 shares of Series B Preferred Stock at the rate of $400,000 on each of August 14, 2003, November 14, 2003 and February 14, 2004, and the remaining balance on May 14, 2004. The Initial Convertible Notes converted in the second quarter of 2003, and the Additional Convertible Notes will convert, into a number of shares of Series B Preferred Stock equal to the total amount outstanding thereon at the time of conversion divided by $1,000. The Series B Preferred shares are convertible at any time into the number of shares of Common Stock equal to the total amount outstanding divided by $0.70.

     The Initial Convertible Notes and the Additional Convertible Notes have a conversion price per common share of $0.70. This conversion price was based on the lower of the five-day trailing average closing bid price of the Company’s common stock at the time that the definitive agreement was signed, or $0.70. On the date of issuance of the Initial Convertible Notes, the difference between the conversion price per common share and the closing price of our common stock amounted to $0.33 per share. The fair value of the warrants was determined using the Black- Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Initial Convertible Notes allocable to the warrants was $400,000 and was determined based on the relative fair values of the debt securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the beneficial conversion feature at the date of issuance was approximately $1.1 million. During the quarter ended June 30, 2003, 100% of the Initial Convertible Notes were converted into Series B Preferred Stock. As a result of such conversion, the remaining value of the beneficial conversion feature of approximately $1.1 million was recognized as non-cash interest expense, in the second quarter ended June 30, 2003.

     On May 14, 2003, the date of issuance of the Additional Convertible Notes, the difference between the conversion price per common share of the Additional Convertible Notes and the closing price of our common stock amounted to $0.21 per share. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Additional Convertible Notes allocable to the warrants was $700,000 and was determined based on the relative fair values of the debt securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the beneficial conversion feature at the date of issuance was approximately $1.8 million. The $1.8 million, together with the $700,000 fair value of the warrants granted, will be accreted ratably over the four-year life of the Additional Convertible Notes; approximately $322,000 was recognized as non-cash interest expense during the second quarter ended June 30, 2003.

     On May 14, 2003, the date of issuance of the Series B Preferred Stock, the difference between the conversion price per common share on the Series B Preferred Stock and the closing price of our common stock amounted to $0.21 per share. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Series B Preferred Stock allocable to the warrants was $300,000 and was determined based on the relative fair values of the equity securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the beneficial conversion feature at the date of issuance was approximately $1.2 million. Effective on the original transaction date, the holders of Series B Preferred Stock voluntarily, permanently and unconditionally waived their right, to obligate us to redeem their shares of Series B Preferred Stock except for the right to redeem in the event of a change in control of the Company. The $1.2 million, together with the $300,000 fair value of the warrants granted is accounted for as a dividend. This $1.5 million deemed dividend is therefore included in the net loss applicable to common stockholders for the quarter ended June 30, 2003.

     On March 12, 2003, concurrent with the Purchase Agreement, the Investors and Sanmina entered into an agreement pursuant to which, subject to certain terms and conditions, Sanmina agreed to sell to the Investors, and the Investors agreed to purchase from Sanmina, (herein, the “Sanmina Purchase”) the Sanmina Obligation at a discount. In order to facilitate the Sanmina Purchase, Sanmina granted us forbearance from our obligation to make payments to Sanmina until the earlier of the Sanmina Purchase or August 1, 2003. On May 7, 2003, the Investors finalized the Sanmina Purchase and as a result, Sanmina is no longer a creditor of ours. Under the terms of the Sanmina Purchase, Sanmina refunded us $457,000 in cash primarily for payments made to Sanmina from February 2003 to March 12, 2003. In return for obtaining this payment forbearance, we issued Sanmina a warrant to purchase 150,000 shares of our Common Stock at an exercise price of $0.68 per share. The warrant is not exercisable until February 13, 2004 and contains a cashless exercise provision, although the parties are permitted to amend these provisions by prior written mutual consent. The value of the warrants of approximately $79,000, determined using the Black-Scholes option-pricing model was recognized as non-cash interest expense during the quarter ended June 30, 2003.

     During the second quarter of 2003, in an effort to raise additional working capital, our board of directors determined that it was advisable and in the best interests of our stockholders to reduce the exercise prices of certain classes of outstanding warrants to $2.00 per share for a limited period of time in order to induce those holders promptly to exercise those warrants for cash. The common stock issuable upon exercise of these warrants had previously been registered with the SEC pursuant to a registration statement on Form S-3. The board determined this revised price, considering various items, including the likely price per share we would have received had it then sought to raise additional capital in the private equity markets. As part of this deliberation, the board also considered the amount of time it would have otherwise taken to raise such capital from third parties and the legal and other capital raising costs we would have had to incur in the process. As a result, in June 2003, we received proceeds of $866,176 upon the issuance of 433,088 common shares. In July 2003, proceeds of $264,926 were received upon the issuance of 132,463 common shares.

     We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each quarter and year since inception. As of June 30, 2003, we had an accumulated deficit of $241.6 million and negative working capital of $.5 million. During the three months and six months ended June 30, 2003, we incurred a net loss of $5.0 million and $8.0 million respectively. At June 30, 2003, we had approximately $2.4 million in cash and cash equivalents and borrowings under our line of credit of $178,000.

     We intend to continue executing a plan to improve its operating results and financial condition. The plan includes strengthening sales initiatives, improving gross margins and continuing to cut costs as a percentage of sales. We commenced volume shipments of the Company’s CDMA products in 2002, which have generated higher margins due to lower production costs at our contract manufacturer, LG Innotek Co. Ltd. Simultaneously, our business has been negatively impacted by the decrease in CDPD sales, which have decreased to insignificant levels as the market for these products have decreased. During the three months ended June 30, 2003, we recorded a $1.9 million inventory charge primarily related to products we no longer manufactures due to the decrease in sales of the CDPD technology products and the migration away from CDPD to other technologies such as CDMA and GPRS. We are focusing our sales efforts on CDMA and GPRS products. Although we have made sales of these products in 2003, the majority of these sales have been CDMA products to one customer. Although we are confident of our ability to generate future profitable sales of CDMA and GPRS products, there can be no assurance that the sales of these products will be made at volumes sufficient to generate enough cash flow to cover our operating expenses. A decrease in the cash flows or failure to generate significant revenue from new or existing products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing and/or operating costs, will further adversely impact our business, financial condition and results of operations, and materially adversely affect our ability to continue business as presently conducted.

     Since our inception, we have funded our operations primarily through sales of our equity securities and the issuance of debt instruments, and to a lesser extent, capital lease arrangements and borrowings under our line of credit. To date, gross proceeds from these transactions have totaled approximately $186.0 million, including gross proceeds from our initial public offering in November 2000 of $56 million, gross proceeds from the exercise of the underwriters over-allotment option in December 2000 of $8.2 million, gross proceeds from the Series A Redeemable and Convertible Preferred Stock financing in December 2001 of approximately $27.2 million, gross proceeds from the common stock issuance in September 2002 of approximately $2.8 million and gross proceeds from the Private Placement Transactions of $6.7 million.

     We are party to a credit facility with Silicon Valley Bank, Commercial Finance Division, which allows us to borrow up to the lesser of $5 million at any one time outstanding or 65% of eligible accounts receivable balances. This credit facility bears interest at prime plus 2.75%, provided that the interest rate in effect shall not be less than 7% (7.00% at June 30, 2003), is secured by substantially all of our assets and expires on November 28, 2003. As of June 30, 2003, $178,000 of borrowings were outstanding under this facility. In April 2003, this facility was amended to include an Accounts Receivable Purchase Agreement where we may factor up to 75% of certain of our accounts receivable invoices, up to a maximum of $3 million in combined invoices. There were no outstanding factored receivables at June 30, 2003.

     We believe that our available cash reserves, including net proceeds and debt relief which was effected pursuant to the financing transaction in March and May of 2003 (see Note 2 to the Consolidated Financial Statements), together with our budgeted operating cash flows and available borrowings under our revolving line of credit will be sufficient to fund operations and satisfy our working capital requirements and anticipated capital expenditures through the point at which we forecast break-even cash flows, which is forecasted to be in the second half of 2003. Our ability to continue operating without additional equity financing is dependant upon achieving sales levels and gross margins sufficient to cover our operating expenses. We have not historically been able to achieve these results. However, we commenced volume shipments of our CDMA products in 2002, which have generated higher margins and have positively impacted our results of operations, particularly as we started to realize the benefits of our partnership with LG Innotek Co. Ltd. Simultaneously, our business has been negatively impacted by the decrease in CDPD sales which have decreased to insignificant levels as the market for these products has decreased. As a result, we are becoming dependant on sales and profits from shipments of CDMA and GPRS products. Although we have made sales of these products in 2002 and continue to make sales in 2003, the majority of these sales have been CDMA products to one customer. Although we are confident of our ability to generate future profitable sales of CDMA and GPRS products, there can be no assurance that our sales of these products will be made at volumes sufficient to generate enough cash flow to cover our operating expenses. A decrease in our cash flows or our failure to generate significant additional revenue from new or existing products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing and/or operating costs, will further adversely impact our business, financial condition and results of operations, and materially adversely affect our ability to continue our business as presently conducted.

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

     For the six months ended June 30, 2003, we used net cash in operating activities of $789,000 compared to $21.3 million during the same period in 2002. Our operating activities during the six months ended June 30, 2003, included a use of cash to fund our net loss of $8.0 million, which includes depreciation and amortization expense of approximately $2.0 million, $1.9 million non-cash inventory charge for products no longer manufactured, $1.5 million non-cash accretion of interest expense on the convertible notes and a $600,000 non-cash charge for deferred stock-based compensation expense related to stock options issued to employees during 2000.

     Our net cash provided by investing activities for the six months ended June 30, 2003 was $105,000, which was primarily due to the proceeds from the disposal of property and equipment. Our net cash used in investing activities for the six months ended June 30, 2003 was $25,000, which was for the purchases of property and equipment

     Cash provided by financing activities for the six months ended June 30, 2003 was $1.5 million which was due to cash proceeds of $2.7 million from the issuance of convertible debt and Series B Preferred Stock and proceeds of $1.0 million from the exercise of stock options and warrants offset by repayments under our line of credit of $2.1 million. Cash provided by financing activities for the six months ended June 30, 2002 was $168,000 which consists primarily of $1.6 million of cash used to repurchase stock as part of the Sanmina litigation settlement (see Note 6) and $200,000 of cash used for offering costs for the Series A preferred stock offering in December 2001, offset by cash proceeds on our line of credit of $1.7 million and the exercise of stock options of approximately $300,000.

Related Party Transactions

     We sell products to Airlink Communications, Inc., (“Airlink”) a wireless software infrastructure business, which integrates our modems into their products. Airlink’s Chairman of the Board and Airlink’s principal stockholder is also a member of Novatel’s Board of Directors and a stockholder of Novatel. Sales to Airlink were $47,000 and $7,000 for the year ended December 31, 2002 and the three months ended March 31, 2003, respectively. Receivables from Airlink amounted to $276,000 as of March 31, 2003 and December 31, 2002, respectively. In May 2001, the Company and Airlink entered into a $1.6 million secured promissory note agreement for the payment of products sold to Airlink. The first payment of $300,000, plus accrued interest was paid by Airlink on September 1, 2001, and the remaining principal balance, plus accrued interest, was due in eight equal monthly installments with the final payment due May 1, 2002. The note accrued interest at prime plus 3% (7.25% at June 30, 2003) and was secured by all of Airlink’s assets. Airlink’s Chairman of the Board had personally guaranteed the note. We have sold similar products to other parties at unit prices similar to those under our arrangement with Airlink.

     In September 2001, we entered into a second agreement with Airlink for the payment of $1.1 million for additional products shipped to Airlink during September 2001. In December 2001, Airlink returned $750,000 of the products shipped to Airlink during September 2001. At December 31, 2002 and 2001, the receivable from Airlink under this agreement was $375,000 and $393,000, respectively, which includes accrued interest. In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” we will record revenue under this agreement when the collection of the receivable becomes reasonably assured. No revenues were recorded pursuant to this agreement in 2001 or 2002.

     During the first quarter of 2002, Airlink became delinquent in making scheduled payments under the terms of the above agreements and after substantial negotiations and evaluating various collection alternatives, in May 2002, Novatel and Airlink entered into an Agreement and Plan of Reformation which terminated and combined the two previous separate agreements into one secured promissory note for approximately $950,000 which is secured by substantially all of Airlink’s assets. Consistent with the previous notes, Airlink’s Chairman of the Board has also personally guaranteed this promissory note. The terms of this note provided for Airlink to pay us a first payment of $70,000 in June 2002, which was paid, as well as a specified percent of Airlink’s gross monthly cash receipts. The outstanding balance of the note at June 30, 2003 was $664,000. The note accrues interest at prime plus 3% (7.25% at June 30, 2003). Airlink is also delinquent in making scheduled payments under this agreement and we are evaluating our legal remedies under the terms of this agreement. In January 2003, we sent Airlink’s Chairman of the Board demand letters requesting immediate payment under the personal guarantee. As part of the ongoing efforts to collect the cash pursuant to these agreements, in June 2003, we entered into a term sheet with Airlink which enhances our rights under the existing guarantees and agreements. The related definitive agreements are expected to be executed in the third quarter of 2003. We intend to enforce our rights under the personal guarantee. No payment has been received to date. During 2002, this individual performed certain consulting services for the Company and was paid $55,000. No consulting payments were made to this individual in 2003. We have sold product to Airlink on a prepayment basis, $7,000 during the first quarter of 2003.

     On June 30, 2000, Aether Capital, LLC, purchased $20 million of our Series D convertible preferred stock. Aether Capital, LLC is the investment arm of Aether Systems, Inc., which is the sole member of Aether Capital, LLC. David S. Oros, one of the our directors since July 2000, serves as Chairman, Chief Executive Officer and President of Aether Systems, Inc. Mr. Oros was also a director of OmniSky Corporation, in which Aether Systems, Inc. was an investor. As a result of this capital transaction, OmniSky Corporation, a one-time significant customer, became a related party and the Company commenced recording sales to OmniSky.

     In December 2001, we entered into a software license, maintenance and support agreement with Aether Capital LLC. Under this agreement, we purchased a software license from Aether Capital LLC for $870,000 and a one-year maintenance and support service agreement for $130,000. During 2002, we paid $950,000 under this agreement and the remaining $50,000 is included in “Accounts Payable” at June 30, 2003. Simultaneously with this license agreement, Aether Capital LLC purchased 3,000 shares of our Series A Preferred Stock for a purchase price of $3.0 million and received warrants to purchase up to 77,922 shares of our common stock at an exercise price of $18 per share. The terms and conditions of this investment by Aether Capital LLC were identical to those on which other investors purchased shares of our Series A Preferred Stock in December 2001. In the fourth quarter of 2002, we decided not to pursue further development of the technology related to this license, and accordingly, an impairment charge of $870,000 was recorded.

     We sell products to a subsidiary of Chinatron Group Holdings Limited. Mr. Horst J. Pudwill, one of our directors and principal stockholders as a result of the Private Placement Transactions earlier this year (see Note 2 to the Consolidated Financial Statements), is also a director and stockholder of Chinatron. In addition, the chairman and chief executive officer of Chinatron participated in the Private Placement Transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not currently use derivative financial instruments. We generally place our cash and short-term investments in high-credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations. Our credit facility and related interest cost on borrowings is affected by the variations in the U.S. prime rate of interest. As of June 30, 2003, we had approximately $200,000 outstanding under our line of credit. We do not expect any material loss from our cash and cash equivalents and therefore believe that our potential interest rate exposure is not material; however, these investments are subject to interest rate risk. We do not currently enter into foreign currency hedge transactions. Through June 30, 2003, we had a foreign currency loss of approximately $20,000 recorded in general and administrative expenses as a result of foreign currency exchange transactions related to our Canadian subsidiary. Revenues generated outside the United States, as a percentage of total revenues were 7.3% for the six months ended June 30, 2003 and 14.5% for the same period in 2002. Fluctuations in foreign exchange rates could impact future operating results.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required to be filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed its evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 6 to our consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

     In the second quarter of 2003, we completed the Private Placement Transactions whereby we issued $3.25 million of convertible debt and equity securities and issued $3.5 million of convertible debt securities. The proceeds were used for general corporate purposes. In February 2003, we issued Sanmina a warrant to purchase 150,000 shares of our Common Stock at an exercise price of $0.68 per share. The warrant is not exercisable until February 13, 2004 and contains a cashless exercise provision, although the parties are permitted to amend these provisions by prior written mutual consent. See “Recent Financing” in Note 2 to our consolidated financial statements.

     In June 2003, we received approximately $900,000 from the exercise of outstanding warrants in which the exercise price had been reduced for a limited time in order to induce holders to promptly exercise their warrants for cash. The proceeds were used for general corporate purposes. See “Recent Warrant Exercises” in Note 2 to our consolidated financial statements.

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

	For	Against/ Withheld	Abstentions

Series A Preferred Stock voting together with Common Stock as a single class	3,784,625	26,266	7,110
Series A Preferred Stock voting as a separate class	2,125	0	0

     On June 10, 2003, we held our annual meeting at which our stockholders voted upon (i) the election of two nominees to our board of directors to serve until the annual meeting of stockholders in 2006 and until their successors are duly elected and qualify, (ii) the amendment of our Certificate of Incorporation as amended to decrease the number of shares which the Company is authorized to issue (iii) the ratification of the appointment of our Independent Public Accountants and (iv) the amendment of our Amended and Restated 2000 Stock Incentive Plan in order to increase the number of shares reserved for issuance thereunder.

     Our stockholders elected both nominees to three-year terms as members of our board of directors. The number of votes cast for, against or withheld, and the number of abstentions with respect to each matter voted upon is set forth below.

	For	Against/ Withheld	Abstentions

1 Election of Directors:
Peter Leparulo	11,499,274	32,329
David Oros	11,491,700	39,903
2 Amendment of the Company’s Certificate of Incorporation	11,509,658	19,362	2,583
3 Ratification of Appointment of Independent Public Accountants	11,513,370	18,233
4 Amendment of the Company’s Amended and Restated 2000 Stock Incentive Plan	11,301,334	230,269

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Current reports on Form 8-K, filed July 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2003	Novatel Wireless, Inc.

		By:	/s/ Melvin L. Flowers

Melvin L. Flowers
Senior Vice President of Finance, Chief Financial Officer, Principal Accounting Officer and Secretary