Form 10-Q
period 2003-09-30
NOVATEL WIRELESS INC
filed 2003-11-14
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to                     .

Commission file number: 0-31659

NOVATEL WIRELESS, INC.

(exact name of registrant as specified in its charter)

Delaware	86-0824673
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

9255 Towne Centre Drive, Suite 225, San Diego, CA	92121
(Address of principal executive offices)	(zip code)

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

The number of shares of the Registrant’s common stock outstanding as of October 28th, 2003 was 8,979,092.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,996,000	$1,571,000
Restricted cash	75,000	105,000
Accounts receivable, net of allowance for doubtful accounts of $395,000 (2003) and $333,000 (2002)	5,851,000	6,937,000
Accounts receivable - related party	240,000	276,000
Inventories	2,273,000	4,250,000
Prepaid expenses and other	582,000	1,561,000

Total current assets	12,017,000	14,700,000

Property and equipment, net	2,157,000	4,101,000
Intangible assets, net	4,643,000	5,054,000
Other assets	188,000	192,000

	$19,005,000	$24,047,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,555,000	$6,919,000
Deferred revenue	2,284,000	977,000
Convertible notes payable	1,722,000	—
Accrued expenses	723,000	1,266,000
Inventory purchase commitments (Note 2 and note 6)	—	3,983,000
Borrowings under line of credit	—	2,234,000
Restructuring accrual	762,000	1,331,000
Current portion of capital lease obligations	120,000	133,000

Total current liabilities	12,166,000	16,843,000

Capital lease obligations, net of current portion	—	38,000
Convertible and redeemable Series A preferred stock, 1,025 (2003) and 3,675 (2002) shares issued and outstanding	300,000	665,000
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible Series B preferred stock, par value $.001, 3,667 (2003) and 0 (2002) shares issued and outstanding (Note 2)	—	—
Common stock, par value $.001, 50,000,000 shares authorized, 8,869,440 (2003) and 6,984,823 (2002) shares issued and outstanding (Note 2)	9,000	7,000
Additional paid-in capital	251,088,000	238,640,000
Deferred stock compensation	(216,000)	(1,729,000)
Accumulated deficit	(244,342,000)	(230,417,000)

Total stockholders’ equity	6,539,000	6,501,000

	$19,005,000	$24,047,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$8,063,000	$5,905,000	$23,211,000	$20,909,000
Cost of Revenue	5,873,000	4,504,000	20,111,000	18,535,000

Gross Margin	2,190,000	1,401,000	3,100,000	2,374,000

Operating costs and expenses:
Research and development	1,375,000	2,718,000	4,556,000	10,726,000
Sales and marketing	617,000	989,000	1,906,000	3,684,000
General and administrative	814,000	1,141,000	2,833,000	4,558,000
Restructuring charges	176,000	694,000	414,000	1,303,000
Amortization of deferred stock compensation(*)	82,000	637,000	663,000	3,082,000

Total operating costs and expenses	3,064,000	6,179,000	10,372,000	23,353,000

Operating loss	(874,000)	(4,778,000)	(7,272,000)	(20,979,000)
Other income (expense):
Interest income	35,000	25,000	36,000	198,000
Interest expense	(823,000)	(149,000)	(2,547,000)	(436,000)
Other, net	(86,000)	—	(1,000)	—

Net loss	$(1,748,000)	$(4,902,000)	$(9,784,000)	$(21,217,000)

Net loss applicable to common stockholders (Note 4)	$(2,750,000)	$(5,833,000)	$(13,925,000)	$(37,573,000)

Weighted average shares used in computation of basic and diluted net loss per common share	7,986,148	5,238,794	7,375,564	4,715,948
Basic and diluted net loss per common share	$(0.34)	$(1.11)	$(1.89)	$(7.97)

(*) Amortization of deferred stock compensation:
Cost of revenue	10,000	25,000	45,000	342,000
Research and development	27,000	66,000	115,000	260,000
Sales and marketing	28,000	64,000	118,000	252,000
General and administrative	17,000	482,000	385,000	2,228,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(9,784,000)	$(21,217,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,935,000	3,644,000
Gain on sale of property and equipment	(85,000)	—
Accretion of interest expense on convertible notes	2,333,000	—
Compensation for warrants issued in connection with convertible debt	79,000	—
Inventory write down	1,960,000	—
Provision for bad debt	92,000	11,000
Compensation for stock options issued below market value	663,000	3,082,000
Changes in assets and liabilities:		—
Restricted cash	30,000	—
Accounts receivable	994,000	3,232,000
Accounts receivable - related party	36,000	487,000
Inventories	17,000	1,090,000
Prepaid expenses and other	548,000	1,388,000
Accounts payable	(364,000)	(8,040,000)
Accrued expenses	(543,000)	(748,000)
Inventory purchase commitments	(478,000)	(5,366,000)
Restructuring accrual	(569,000)	(597,000)
Deferred revenues	1,307,000	646,000

Net cash used in operating activities	(829,000)	(22,388,000)

Cash flows from investing activities:
Purchases of property and equipment	(41,000)	(106,000)
Proceeds from sale of property and equipment	116,000	—
Purchase of software license	(100,000)	—
Capitalized software development costs	—	(102,000)

Net cash used in investing activities	(25,000)	(208,000)

Cash flows from financing activities:
Net proceeds from issuance of Series B convertible preferred stock	1,617,000	—
Net proceeds from the issuance of convertible notes payable	1,095,000	—
Net proceeds from issuance of common stock		2,398,000
Repurchase of common stock	—	(1,600,000)
Proceeds from exercise of stock options and warrants	1,927,000	373,000
Offering costs for convertible and redeemable preferred stock	—	(232,000)
Payments on line of credit borrowings	(2,234,000)	(820,000)
Payments under capital lease obligations, net	(126,000)	(119,000)

Net cash provided by financing activities	2,279,000	—

Net increase in cash and cash equivalents	1,425,000	(22,596,000)
Cash and cash equivalents, beginning of period	1,571,000	29,229,000

Cash and cash equivalents, end of period	$2,996,000	$6,633,000

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended September 30,
	2003	2002
Supplemental disclosures of non-cash investing and financing activities:
Issuance of convertible notes payable to settle the inventory purchase commitments liability	$3,505,000	—
Deemed dividend for the imputed value assigned to the beneficial conversion feature on conversion of the Convertible Notes to Series B preferred stock and related common warrants	1,581,000	—
Conversion of convertible and redeemable Series A preferred stock into shares of common stock	2,926,000	—
Conversion of convertible notes payable into Series B preferred stock	1,617,000	—
Accretion of dividends on convertible and redeemable Series A preferred stock	147,000	—
Amortization of offering costs for convertible and redeemable Series A preferred stock	138,000	$883,000
Deferred compensation adjustment for stock options cancelled	849,000	1,056,000
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants	2,275,000	14,532,000
Imputed value assigned to beneficial conversion feature and warrants granted in connection with the issuance of convertible notes payable	3,594,000	—
Common stock issued for settlement of inventory purchase commitments	—	5,400,000
Fixed assets retired against restructuring accrual	—	365,000
Capital Lease Obligation	75,000	—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$136,000	$84,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at September 30, 2003 and for the three month and nine month periods ended September 30, 2003 and September 30, 2002 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period’s financial statements to conform to the presentation for the quarter ended September 30, 2003.

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

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards(“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement amends the disclosure requirements of SFAS No. 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In accordance with SFAS No. 123, the Company accounts for costs of stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25. Additionally, the Company discloses the pro forma effect on net loss and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. During the third quarter of 2003, the Company issued options to purchase an aggregate of 101,000 shares of the Company’s common stock to employees and a non-employee director. During the nine months ended September 30, 2003, the Company issued options to purchase an aggregate of 3,624,013 shares of the Company’s common stock to employees and non-employee directors. The vesting schedule for 3,497,013 of these options is generally 20% at 6 months from the vesting commencement date and 1/30th each month thereafter. For the 3,497,013 options granted, the vesting commencement date with respect to options granted to non-employee directors was November 20,

2002 and the vesting commencement date with respect to employees is June 26, 2003, and in the case of the Company’s CEO, was May 7, 2003. The vesting schedule for the remaining option grants is generally 25% at 1 year from the vesting commencement date and monthly thereafter for a total of 4 years. The vesting commencement date with respect to other options granted this quarter varied based on issue dates. The weighted average fair value of the options granted during the three months and the nine months ended September 30, 2003 was estimated as $4.55 and $2.37 per share, respectively on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options granted during the three months and the nine months ended September 30, 2002 was estimated as $2.78 and $16.55 per share, respectively, on the date of grant using the Black-Scholes option pricing model. The following assumptions with respect to 2003 and 2002 option grants have been made: no dividend yield, volatility of 117% for the nine months ending September 30, 2003, risk-free interest rates between 3.0% and 6.45%, and expected lives of four to five years.

Had compensation expense been determined based on the fair value method at the dates of grant for the quarterly periods ended September 30, 2003 and 2002 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss per share would have been reported as the pro forma amounts indicated below:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss applicable to common stockholders, as reported	$(2,750,000)	$(5,833,000)	$(13,925,000)	$(37,573,000)
Net loss applicable to common stockholders, pro forma	$(2,890,000)	$(6,671,000)	$(14,913,000)	$(40,994,000)
Net loss per share, as reported	$(0.34)	$(1.11)	$(1.89)	$(7.97)
Net loss per share, pro forma	$(0.36)	$(1.27)	$(2.02)	$(8.69)

Inventories

Inventories consist of the following:

	(Unaudited) September 30, 2003	December 31, 2002
Finished goods	$1,600,000	$3,036,000
Raw materials and components	673,000	1,214,000

	$2,273,000	$4,250,000

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

•	On March 13, 2003, the Company received cash of $1.1 million, net of $100,000 of transaction costs, in exchange for issuing $1.2 million of secured subordinated convertible promissory notes (the “Initial Convertible Notes”), convertible subject to stockholder approval into newly authorized shares of the Company’s Series B convertible preferred stock (“Series B Preferred Stock”), which approval the Company received on May 2, 2003. These notes automatically converted into 1,216 shares of Series B convertible preferred stock on May 14, 2003 following stockholder approval of the Private Placement Transactions. Additionally, warrants were granted to the Investors to purchase an aggregate of 857,143 shares of Common Stock at an exercise price of $0.70 per share;

•	On May 14, 2003, the Company issued and sold 2,050 additional shares of Series B Preferred Stock and warrants to purchase an aggregate of 732,198 shares of Common Stock at an exercise price of $0.70 per share in exchange for $2.05 million in cash, which was reduced by approximately $400,000 of transaction costs to $1.6 million net proceeds; and

•	On May 14, 2003, the Company issued $3.505 million of secured subordinated convertible non-interest bearing promissory notes (the “Additional Convertible Notes”) and warrants to purchase an aggregate 1,251,786 shares of Common Stock at an exercise price of $0.70 per share to the Investors in satisfaction of the Company’s indebtedness to Sanmina - SCI Corporation which the Investors acquired from Sanmina (the “Sanmina Obligations”). Unless earlier converted at the option of the respective holder, the Additional Convertible Notes automatically convert into 3,505 shares of Series B Preferred Stock at the rate of $400,000 on each of August 14, 2003, November 14, 2003 and February 14, 2004, and the remaining balance on May 14, 2004. The Additional Convertible Notes will convert, into a number of shares of Series B Preferred Stock equal to the total amount outstanding thereon at the time of conversion divided by $1,000. The Series B Preferred shares are convertible at any time into the number of shares of Common Stock equal to the total amount outstanding divided by $0.70. On August 14, 2003, as scheduled, $400,000 of Additional Convertible Notes converted into 400 shares of Series B Preferred Stock.

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

On May 14, 2003, the date of issuance of the Additional Convertible Notes, the difference between the conversion price per common share of the Additional Convertible Notes and the closing price of the Company’s common stock amounted to $0.21 per share. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Additional Convertible Notes allocable to the warrants was $700,000 and was determined based on the relative fair values of the debt securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the beneficial conversion feature at the date of issuance was approximately $1.8 million. The $1.8 million, together with the $700,000 fair value of the warrants granted, will be accreted ratably over the four-year life of the Additional Convertible Notes. Approximately $794,000 was recognized as non-cash interest expense during the third quarter ended September 30, 2003 and $1.1 million was recognized as non-cash interest expense during the nine months ended September 30, 2003

On May 14, 2003, the date of issuance of the Series B Preferred Stock, the difference between the conversion price per common share of the Series B Preferred Stock and the closing price of the Company’s common stock amounted to $0.21 per share. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Series B Preferred Stock allocable to the warrants was $300,000 and was determined based on the relative fair values of the equity securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the beneficial conversion feature at the date of issuance was approximately $1.2 million. Effective on the original transaction date, the holders of Series B Preferred Stock voluntarily, permanently and unconditionally waived their right to obligate the Company to redeem their shares of Series B Preferred Stock except for the right to redeem in the event of a change in control of the Company. The Series B Preferred Stock is immediately convertible and accordingly, the $1.2 million, together with the $300,000 fair value of the warrants granted, was accounted for as a dividend in the second quarter of 2003. This $1.5 million deemed dividend is therefore included in the net loss applicable to common stockholders for the nine months ended September 30, 2003.

On March 12, 2003, concurrent with the Purchase Agreement, the Investors and Sanmina entered into an agreement pursuant to which, subject to certain terms and conditions, Sanmina agreed to sell to the Investors, and the Investors agreed to purchase from Sanmina, (herein, the “Sanmina Purchase”) the Sanmina Obligation at a discount. In order to facilitate the Sanmina Purchase, Sanmina granted the Company forbearance from its obligation to make payments to Sanmina until the earlier of the Sanmina Purchase or August 1, 2003. On May 7, 2003, the Investors finalized the Sanmina Purchase and as a result, Sanmina is no longer a creditor of the Company. Under the terms of the Sanmina Purchase, Sanmina refunded to the Company $457,000 in cash primarily for payments made to Sanmina from February 2003 to March 12, 2003. In return for obtaining this payment forbearance, the Company issued Sanmina a warrant to purchase 150,000 shares of the Company’s Common Stock at an exercise price of $0.68 per share. The warrant is not exercisable until February 13, 2004 and contains a cashless exercise provision, although the parties are permitted to amend these provisions by prior written mutual consent. The value of the warrants of approximately $79,000, determined using the Black-Scholes option-pricing model was recognized as non-cash interest expense during the nine months ended September 30, 2003.

Recent Warrant Exercises

During the second quarter of 2003, in an effort to raise additional working capital, the Company’s board of directors determined that it was advisable and in the best interests of the Company stockholders to reduce the exercise prices of certain outstanding warrants to $2.00 per share for a limited period of time in order to induce those holders promptly to exercise those warrants for cash. The common stock issuable upon exercise of these warrants had previously been registered with the SEC pursuant to a registration statement on Form S-3. The board determined this revised price, considering various items, including the likely price per share the Company would have received had it then sought to raise additional capital in the private equity markets. As part of this deliberation, the board also considered the amount of time it would have otherwise taken to raise such capital from third parties and the legal and other capital raising costs the Company would have had to incur in the process. As a result, in June 2003, the Company received proceeds of approximately $870,000 upon the issuance of 433,088 common shares. In July 2003, proceeds of approximately $265,000 were received upon the issuance of 132,463 common shares.

During the third quarter of 2003, in the normal course of business, certain investors exercised warrants resulting in approximately $690,000 in proceeds, and in exchange, 1,021,789 common shares were issued.

Operational Overview

The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each quarter and year since inception. As of September 30, 2003, the Company had an accumulated deficit of $244.3 million and negative working capital of $149,000. During the three months and nine months ended September 30,

2003, the Company incurred a net loss of $1,748,000 and $9,784,000, respectively. At September 30, 2003, the Company had approximately $3,071,000 in cash and cash equivalents. There were no outstanding borrowings under the line of credit as of September 30, 2003. Management intends to continue executing a plan to improve the Company’s operating results and financial condition. The plan includes strengthening sales initiatives, improving gross margins and continuing to cut other operating costs as a percentage of sales.

On August 1, 2003, the Company and Lucent Technologies, Inc. (“Lucent”) amended an existing joint development agreement and an existing supply agreement pertaining to UMTS technology products. As amended, the contracts provide that, subject to certain terms, conditions and limitations, Lucent could place significant purchase orders valued at as much as $50 million over the period of the contract depending on customer demand, commencing in the fourth quarter of 2003. Management is confident of the Company’s ability to generate future profitable sales of UMTS, CDMA and GPRS products, however, there can be no assurance that the sales of these products will be made at volumes sufficient to generate enough cash flow to cover the Company’s operating expenses. Failure to generate significant revenue from new or existing products, whether due to lack of market acceptance, problems associated with initial production of new products, competition, technological change or the inability to reduce manufacturing and/or operating costs, will further adversely impact the Company’s cash flows, financial condition and results of operations.

Restructuring Charges

In response to market conditions in the Company’s industry sector, the Company has implemented ongoing operational restructuring plans to reduce its operating costs and streamline its organizational structure. As a result of these activities, the Company recorded restructuring charges of $414,000 in the nine months ended September 30, 2003 and $2.7 million during 2002. The restructuring activities have included reduction of employee staff, consultants and temporary labor, resulting in severance payments and other employee related expenses of approximately $336,000 during the nine months ended September 30, 2003. There were eight employee separations in 2003 and thirty-three employee separations during 2002. The restructuring also provided for the closure of certain of the Company’s operating facilities. During the quarter ended September 30, 2003, the Company determined that an additional $176,000 charge was necessary for the downsizing of its Calgary facility.

The following table displays the activity and balances of the restructuring accrual from January 1, 2003 to September 30, 2003:

	Employee Termination	Facility Closings	Total
Balance - January 1, 2003	$95,000	$1,236,000	$1,331,000
Charges	336,000	78,000	414,000
Foreign exchange loss		86,000	86,000
Cash payments	(431,000)	(638,000)	(1,069,000)

Balance - September 30, 2003	$0	$762,000	$762,000

Cash payments for facility closings of $762,000, including $86,000 for a foreign exchange currency loss are expected to be paid ratably over the next 48 months.

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

A significant portion of the Company’s revenue comes from a small number of customers. Two customers accounted for 57.7% and 16.8% of revenues, respectively, for the three months ended September 30, 2003. One customer accounted for 37.3% of revenues for the three months ended September 30, 2002. Two customers accounted for 64.7% and 15.6% of revenues, respectively, for the nine months ended September 30, 2003. One customer accounted for 39.42% of revenues for the nine months ended September 30, 2002. Domestic sales accounted for approximately 80.3% and 88.4% and international sales accounted for approximately 19.7% and 11.6% during the three months and nine months ended September 30, 2003, respectively.

4. Net loss applicable to Common Stockholders

A reconciliation of the net loss applicable to common stockholders is as follows:

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2003	2002	2003	2002
Net loss	$(1,748,000)	$(4,902,000)	$(9,784,000)	$(21,217,000)
Adjustments to net loss used in computing basic and diluted net loss applicable to common stockholders:
Deemed dividend for the imputed value assigned to the beneficial conversion feature on conversion of the Convertible Notes to Series B preferred stock and related common stock warrants	—	—	(1,581,000)	—
Accretion of dividends on convertible and redeemable Series A preferred stock	(23,000)	(223,000)	(147,000)	(941,000)
Accretion of offering costs for convertible and redeemable Series A preferred stock	(57,000)	(41,000)	(139,000)	(883,000)
Accretion of imputed value assigned to the beneficial conversion feature on convertible and redeemable Series A preferred stock and related common stock warrants	(922,000)	(667,000)	(2,274,000)	(14,532,000)

Net loss applicable to common stockholders	$(2,750,000)	$(5,833,000)	$(13,925,000)	$(37,573,000)

5. Line of Credit

In November 2002, the Company amended its credit facility with a bank, so that, as amended, it allowed the Company to borrow up to the lesser of $5 million or 65% of eligible accounts receivable balances. This credit facility bears interest at prime plus 2.75% (6.45% at September 30, 2003), provided that the interest rate in effect shall be not less than 7%, and is secured by substantially all assets of the Company. In connection with initially entering into this facility, the Company issued warrants to purchase 62,025 shares of the Company’s common stock at an exercise price of $7.44, as adjusted to date to reflect dilutive equity issuances made subsequent to November 2001, the initial date of the facility. The fair value of the warrants totaling $358,000 is being amortized as interest expense over the term of the facility. These warrants expire on November 29, 2008 and may be exercised using a cashless feature in which the number of shares issued would be calculated by dividing the intrinsic value of the warrants on the date of exercise by the fair market value of a share of common stock on the date of exercise. In April 2003, this facility was amended to include an Accounts Receivable Purchase Agreement pursuant to which the Company may factor at any given time up to 75% of certain accounts receivable invoices, up to a maximum factoring of $3 million. In October of 2003, the facility was amended to increase the maximum aggregate factoring amount to $6 million and the 65% of eligible accounts receivable portion of the facility was terminated. As of September 30, 2003, no amounts were outstanding under this facility. The Company has factored approximately $2.1 million during the three months ended September 30, 2003 and has factored approximately $5 million for the nine months ended September 30, 2003. The facility expires in November 2003 and the Company is currently evaluating renewal options.

6. Commitments and contingencies

Employment Agreements and Contract Commitments

Effective January 13, 2003, the Company’s then Chief Executive Officer, John Major, was replaced and his employment was terminated without cause. His employment agreement with the Company provided that in the event that the Company terminated his employment without cause, he would be entitled to receive in a lump sum payment an amount equal to his annual base salary then in effect and all unvested options would immediately vest and become exercisable. He would then also be entitled to a bonus equal to the amount of the bonus he had earned as of the date of his termination as well as to the continuation of certain employee benefits pursuant to the terms of existing company plans. During the first quarter of 2003, in anticipation of having to make severance payments, under the terms of the employment agreement, the Company accrued an amount equal to his base salary, which was $325,000. In July 2003, the Company and Mr. Major entered into a separation agreement and mutual general release pursuant to which the Company agreed to pay him a total of $150,000 in three payments in accord and satisfaction of the amounts payable under the employment agreement or which may have been payable under his retention agreement. The first $37,500 was paid in August 2003, $37,500 was paid on September 1, 2003 and the remaining $75,000 was paid on September 25, 2003 in full and final settlement.

Legal Matters

In January of 2003, the Company’s wholly-owned subsidiary, Novatel Wireless Technologies, Ltd. (NWT) terminated one of its Canadian employees for cause. On February 26, 2003, the employee filed suit in the judicial district of Calgary, in the Court of Queen’s Bench of Alberta, claiming that NWT had wrongfully terminated him and seeking approximately Canadian $365,000 in damages. On August 22, 2003 the employee voluntarily withdrew his claim and the parties entered into a settlement agreement and management general release pursuant to which each party bore it’s own costs and no money changed hands.

On April 30, 2002, the Company entered into an employment agreement pursuant to which the employee purportedly commenced working for the Company on May 8, 2002. The individual alleged that on or about May 10, 2002, the Company breached its agreement with him by materially diminishing his responsibilities and, as a consequence, he has alleged, he terminated his employment with the Company for “Good Reason” as defined in the employment agreement. The individual initially sent the Company a letter demanding $450,000; subsequently, the individual filed a claim with the California Labor Commissioner seeking approximately $33,000. At a hearing on the matter held on November 7, 2003, a representative of the Labor Commissioner continued the matter until April 2004. The parties are currently engaged in settlement discussions.

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

In October 2001 Sanmina Corporation (now known as Sanmina-SCI Corporation) (“Sanmina”) filed suit against the Company in Santa Clara County Superior Court seeking approximately $27 million of claims for breach of contract under a contract manufacturing arrangement. The Company reached a settlement with Sanmina to end any and all disputes and litigation arising from the claims and signed a settlement agreement and mutual general release (the “Settlement”). Under the Settlement, which became effective on January 28, 2002, the Company made a cash payment to Sanmina of $1,300,000 and issued to Sanmina 333,333 shares of common stock. As part of this issuance, the Company also granted to Sanmina the right to obligate the Company to repurchase up to 133,333 of the shares of common stock at a price of $12.00 per share. In addition, the Company agreed to take delivery of inventory held by Sanmina and make payments totaling $5 million in 2002 and $4 million in 2003 and up to an additional $2 million in the event the Company failed to make any of the agreed upon payments. On February 7, 2003, the Company and Sanmina amended the Settlement Agreement to extend the time period during which the Company would be permitted to satisfy its remaining payment obligations (the “Amendment”) in return for the Company issuing to Sanmina warrants to purchase up to 150,000 shares of the Company’s common stock at $0.68 per share. Pursuant to the terms of the Amendment, the Company agreed that for so long as the Company owed monies to Sanmina pursuant to the Settlement Agreement (the “Sanmina Debt”) the Company would make specified pre-payments on the Sanmina Debt in the event that the Company failed to meet agreed upon performance targets, met or exceeded other performance targets, or raised additional working capital. On May 14, 2003, the Sanmina Debt was purchased by a group of investors and restructured as part of the Purchase Agreement defined and discussed in Note 2. Sanmina is no longer a creditor of the Company.

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

Critical Accounting Policies

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include adjustments for excess and obsolete inventory balances, allowance for doubtful accounts receivable, warranty expense, sales returns allowance, the use of option pricing models to establish values of equity instruments issued in non-monetary transactions with non-employees, useful lives and realizability of long-lived assets and estimates for costs recorded in restructuring accruals.

Allowance for doubtful accounts: We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on independent credit reporting services, our experience with the customer and the economic condition of the customer’s industry. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to generally fully reserve for all accounts with aged balances greater than one year. The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in our industry or the industry of our customers. Reserves are fully provided for all expected or probable losses of this nature. Excluding the allowance for doubtful accounts, trade accounts receivable along with accounts receivable - related party balances were $6.5 million and $7.5 million at September 30, 2003 and December 31, 2002, respectively. The allowance for doubtful accounts was $0.4 million and $0.3 million at September 30, 2003 and December 31, 2002, respectively.

Inventory valuation: Inventories are stated at lower of cost (first-in, first-out method) or market. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-down is dependent on various items, including customer demand, economic and competitive conditions, technological advances or new product introductions by us or our customers that vary from our current expectations. In accordance with Emerging Issues Task Force Issue 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” all inventory write downs are classified in “Cost of revenue” in the accompanying consolidated statements of operations. Inventories were stated at $2.3 million and $4.3 million at September 30, 2003 and December 31, 2002, respectively.

Valuation of intangible and long-lived assets: We periodically assess the impairment of intangible and long-lived assets, which requires us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

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

Software development costs: Software development costs for products sold (primarily firmware embedded in the Company’s products) incurred after technological feasibility is established are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” We determine the point at which technological feasibility has been established for a product (i.e., when we have completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet design specifications, and the point at which a product is available for general release to customers) by creating detail program designs of the product. Such detail program designs take product function, feature and technical requirements to their most detailed, logical form and are ready for coding. Capitalized software development costs are amortized when products are available for general release to customers, over the estimated useful lives of the products, currently five years. At September 30, 2003 and December 31, 2002, our net software development costs of $1.4 million and $1.8 million, respectively, relating to costs for CDMA and GPRS, are grouped with intangible assets in our consolidated balance sheets.

Accrued restructuring related costs: We have estimated amounts for direct costs of our expenses and liabilities related to our restructurings in accordance with the Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” For restructurings initiated after December 31, 2002, the Company will apply SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” At September 30, 2003, these estimates consist of future lease obligations offset by estimated sublease income. Our accrued restructuring related costs were $0.8 million and $1.3 million at September 30, 2003 and December 31, 2002, respectively.

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

Stock-Based Compensation: In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we account for costs of stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Additionally, we disclose the pro forma effect on net loss and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for our stock-based employee compensation (see Note 1). We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. We also follow the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amended SFAS No. 123.

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

Revenue Recognition: Our revenue is generated from the sale of wireless modems to wireless telecommunications operators, wireless data content and service providers, resellers and OEM customers and from design and engineering service contracts. Revenue from product sales and development services is recognized upon the latest of transfer of title, shipment of the product to the customer or rendering services. Revenues from long-term supply contracts are recognized as products are shipped to customers. We record deferred revenue for cash payments received from customers in advance of product shipments. We grant price protection provisions to certain customers and track pricing and other terms offered to customers buying similar products to assess compliance with these provisions. To date, we have not incurred material price protection expenses. We establish reserves for estimated product returns allowances in the period in which revenue is recognized. In estimating our future product returns, we consider various relevant factors, including our stated return policies and practices and our historical trends. The Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition,” (“SAB 101”) provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is consistent with this guidance and in accordance with accounting principles generally accepted in the United States of America. If our shipping policies, including the point of title transfer such as changing from Freight on Board shipping point to Freight on Board destination, were to change, materially different reported results would be likely. For our design and engineering service contracts, we recognize revenue using the percentage-of-completion method, in accordance with Statement of Position (SOP) 81-1. Total estimated costs are based on management’s assessment of costs to complete the project based upon an evaluation of the level of work achieved and the costs expended to date. To the extent that our estimated costs materially change, our profits under some contracts could materially change.

Impact of Recently Issued Accounting Standards

In May 2003, FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No.150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity. SFAS No. 150 requires those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this SFAS and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of SFAS No. 150 did not have any impact on our financial position or results of operations. We are currently assessing the impact of SFAS No. 150 on our financial position and our results of its operations.

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

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to revenue arrangements entered into after June 15, 2003. We adopted the provisions of EITF Issue No. 00-21 as of July 1, 2003 and have applied the provisions of EITF Issue No. 00-21 to its Joint Development and Supply Agreements which were amended during the third quarter of 2003. The effect of applying EITF Issue No. 00-21 did not have a material effect on our consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2003 Compared to Months Ended September 30, 2002

Revenue. Revenue for the three months ended September 30, 2003 consisted of product sales of approximately $6.8 million and design and engineering services revenue of approximately $1.3 million. Revenue for the three months ended September 30, 2003 increased by $2.2 million, or 37%, to approximately $8.1 million as compared to $5.9 million for the same period in 2002. For the three months ended September 30, 2003, sales of our CDMA and GPRS PC card products increased by $3.0 million and design and engineering services revenue increased by approximately $1.3 million. These amounts were off-set by sales decreases in CDPD and other OEM products of approximately $2.1 million, compared to the same period in 2002.

Cost of Revenue. Our cost of revenue for the three months ended September 30, 2003 consisted of product costs of approximately $5.1 million and design and engineering services revenue costs of approximately $800,000. Our cost of revenue for the three months ended September 30, 2003 increased $1.4 million, or 30%, to $5.9 million compared to $4.5 million for the same period in 2002. The increase in cost of revenue was primarily due to an increase in the demand for PC cards, which accounted for approximately $1.9 million of the increase. Additionally, cost of revenue for design and engineering services increased approximately $800,000, and cost of revenue decreased in CDPD and other OEM product sales of approximately $1.3 million as compared to the same period in 2002.

Gross Margin. Our gross margin for the three months ended September 30, 2003 increased by $800,000, or 56%, to $2.2 million from a $1.4 million margin during the same period in 2002. The increase in gross margin is primarily due to the $1.1 million margin increase on sales of PC cards and $400,000 increase on design and engineering services revenue, offset by a decrease of approximately $700,000 in margin due to the lack of CDPD and other OEM product sales. The Company benefited from lower production costs at the Company’s contract manufacturer, LG Innotek Co. Ltd. In addition, the company completed a portion of an engineering service contract this quarter at a cost that was less than previously estimated.

Research and Development. Our research and development expenses for the three months ended September 30, 2003 decreased $1.3 million, or 49%, to $1.4 million compared to $2.7 million for the same period in 2002. The decrease was generally the result of ongoing downsizing (see Note 2 to the Consolidated Financial Statements) and decreased internal research and development as a result of customer funded contracts for design and engineering services.

Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2003 decreased $400,000, or 38%, to $600,000 compared to $1.0 million for the same period in 2002. The decrease was generally the result of downsizing efforts and consisted of a reduction in personnel expenses of $100,000, a reduction in advertising and marketing costs of approximately $100,000, a reduction in equipment expense of approximately $100,000 and other reductions in outside consulting and travel of approximately $100,000.

General and Administrative. General and administrative expenses for the three months ended September 30, 2003 decreased $300,000, or 29%, to $800,000 compared to $1.1 million for the same period in 2002. This decrease was primarily due to a decrease in personnel expenses of approximately $200,000 and professional fees of approximately $200,000 offset by an increase in insurance of approximately $100,000.

Restructuring Charges. Restructuring charges for the three months ended September 30, 2003 decreased $500,000, or 75%, to $200,000 compared to $700,000 for the same period in 2002. The charges in 2002 are primarily made up of employee termination and severance costs. The charges in 2003 are made up of charges for rents associated with excess capacity at our Calgary facility.

Amortization of deferred stock compensation. Amortization of deferred stock compensation for the three months ended September 30, 2003 decreased $600,000, or 87% to $100,000 compared to $700,000 for the same period in 2002. This decrease is due to the Company’s use of the attribute method for deferred compensation originating in fiscal 2000 and a reduction in gross deferred compensation for stock option cancellations during the second quarter of 2003 totaling $900,000.

Interest Income. Interest income for the three months ended September 30, 2003 amounted to $35,000 compared to $25,000 for the same period in 2002. The increase is primarily due to payments from Airlink Communications, Inc. (see Note xx) in the amount of $80,000, of which approximately $35,000 relates to accrued interest. This compared to the same period in 2002 where the interest was from cash balances.

Interest Expense. Interest expense of $823,000 for the three months ended September 30, 2003 relates primarily to the non-cash charges of $794,000 for the accretion of the imputed value assigned to the beneficial conversion feature on the Convertible Notes payable and for other interest costs of $29,000 for amortization of deferred financing costs and interest on capital leases. Interest expense of $149,000 for the three months ended September 30, 2002 relates to non-cash charges of $90,000 for warrants issued in connection with our bank line (see note 5), the interest charges on our bank line of credit of $28,000 and non-cash charges of $31,000 for the amortization of deferred financing costs and interest charges on capital leases.

Net Loss. The net loss for the three months ended September 30, 2003 decreased $3.9 million, or 82%, to $874,000 compared to $4.8 million for the same period in 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenue. Revenue for the nine months ended September 30, 2003 consisted of product sales of approximately $20.2 million and design and engineering services revenue of approximately $3 million. Revenue for the nine months ended September 30, 2003 increased $2.3 million, or 11%, to $23.2 million compared to $20.9 million for the same period in 2002. For the nine months ended September 30, 2003, sales of our PC cards, primarily CDMA technology, increased by approximately $6.2 million and design and engineering services revenue increased by approximately $3 million offset by a decrease in CDPD technology sales of approximately $6.9 million compared to the same period in 2002.

Cost of Revenue. Our cost of revenue for the nine months ended September 30, 2003 consisted of product costs of approximately $17.6 million (including inventory write-off’s of approximately $2 million) and design and engineering services revenue costs of approximately $2.5 million. Our cost of revenue for the nine months ended September 30, 2003 increased $1.6 million, or 9%, to $20.1 million compared to $18.5 million for the same period in 2002. The increase in cost of revenue was primarily due to a $1.9 million charge for excess and obsolete inventory primarily, due to products we are no longer manufacturing, recorded during the second quarter of 2003, an increase in design and engineering services costs of approximately $2.5 million, an increase in the demand for PC cards of approximately $2.5 million and an increase in royalty costs of approximately $400,000, offset by a decrease in OEM product sales of approximately $3.4 million, a decrease in Cradle products of approximately $500,000 primarily due to the migration away from CDPD technology products and a reduction in costs associated with our manufacturing operating capacity of approximately $1.7 million.

Gross Margin. Our gross margin for the nine months ended September 30, 2003 increased by $700,000, to $3.1 million, or 31% compared to $2.4 million during the same period in 2002. The increase in gross margin is primarily due to the increased sales and demand for PC cards of $3.7 million as well as design and engineering services margin of approximately $500,000 offset by the $1.9 million charge for excess and obsolete inventory as well as the decreases in CDPD and OEM product sales of $1.6 million. The Company benefited from lower production costs at the Company’s contract manufacturer, LG Innotek Co. Ltd. In addition, the Company completed a portion of an engineering service contract during the nine-month period at a costs that was less than previously estimated.

Research and Development. Our research and development expenses for the nine months ended September 30, 2003 decreased $6.1 million, or 58%, to $4.6 million compared to $10.7 million for the same period in 2002. The decrease was primarily due to a overall decreased expensed in the areas of consulting and travel as well as a decrease in internal research and development as a result of customer funded contracts for design and engineering services.

Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2003 decreased $1.8 million, or 48%, to $1.9 million compared to $3.7 million for the same period in 2002. The decrease was due to a decrease in personnel expenses of $600,000, a decrease in travel costs of approximately $300,000, a decrease in advertising and marketing costs of approximately $300,000, a decrease in consulting expenses of approximately $300,000, a decrease in equipment expenses of approximately $200,000 and a decreased in allocated facility overhead costs of approximately $100,000.

General and Administrative. General and administrative expenses for the nine months ended September 30, 2003 decreased $1.7 million, or 38%, to $2.8 million compared to $4.5 million for the same period in 2002. This decrease was due to a decrease in professional fees of approximately $1 million, a decrease in personnel expenses of approximately $500,000, a decrease in consulting expenses of approximately $300,000 and a decrease in travel costs of approximately $100,000 offset by an increase in insurance costs of approximately $100,000 and an increase in bad debt expense of approximately $100,000.

Restructuring Charges. Restructuring charges for the nine months ended September 30, 2003 decreased $889,000, or 68%, to $414,000 compared to $1.3 million for the same period in 2002. The charges in 2002 are primarily made up of employee termination and severance costs as well as facility closures including lease obligation costs. The charges in 2003 are made up of charges for downsizing our Calgary facility and associated rents as well as limited employee termination and severance costs.

Amortization of deferred stock compensation. Amortization of deferred stock compensation for the nine months ended September 30, 2003 decreased $2.4 million or 78% to $700,000 compared to $3.1 million for the same period in 2002. This decrease is due to the Company’s use of the attribute method for deferred compensation originating in fiscal 2000 and a reduction in gross deferred compensation for stock option cancellations during 2003 and during the first nine months of 2002 totaling $900,000 and $1.1 million, respectively.

Interest Income. Interest income for the nine months ended September 30, 2003 amounted to $36,000 compared to $200,000 during the same period in 2002. The decrease is primarily due to reduction in the cash balances in the first nine months of 2003 compared to the same period in 2002.

Interest Expense. Interest expense of $2.5 million for the nine months ended September 30, 2003 relates to the interest charges on our bank line of credit of $95,000, non-cash charges of $2.3 million for the accretion of the imputed value assigned to the beneficial conversion feature on the Convertible Notes payable, $79,000 as a non-cash interest expense relating to the fair value of warrants issued to Sanmina and non-cash charges of $41,000 for amortization of deferred financing costs and interest on capital leases. Interest expense of $436,000 for the nine months ended September 30, 2002 relates to non-cash charges of $269,000 for warrants issued in connection with our bank line (see note 5), the interest charges on our bank line of credit of $75,000 and non-cash charges of $92,000 for the amortization of deferred financing costs and interest charges on capital leases.

Net Loss. The net loss for the nine months ended September 30, 2003 decreased $11.4 million, or 54%, to $9.8 million compared to $21.2 million for the same period in 2002.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at September 30, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by Fiscal Year
	2003	2004	2005	2006	2007
Capital lease and other obligations	$40,000	$80,000	$—	$—	$—
Operating leases	280,000	1,117,000	751,000	626,000	469,000

Total contractual cash obligations	$320,000	$1,195,000	$751,000	$626,000	$469,000

Liquidity and Capital Resources

We have sustained substantial losses from operations in each period since its inception and have used substantially all of our available cash resources to fund the operating losses.

As part of management’s plan to improve our financial condition, on March 12, 2003, following deliberation and approval by our Board of Directors we entered into a series of agreements, including the Securities Purchase Agreement (the “Purchase Agreement”) with a group of investors (the “Investors”) in connection with the private placement of $3.25 million of convertible debt and equity securities, and the issuance of up to $3.505 million of convertible debt securities in satisfaction of outstanding obligations to a third party. As a result of these agreements, we completed the following transactions, which are collectively referred to as the “Private Placement Transactions”:

•	On March 13, 2003, we received cash of $1.1 million, net of $100,000 of transaction costs, in exchange for issuing $1.2 million of secured subordinated convertible promissory notes (the “Initial Convertible Notes”), convertible subject to stockholder approval into newly authorized shares of our Series B convertible preferred stock (“Series B Preferred Stock”), which approval we received on May 2, 2003. These notes automatically converted into 1,216 shares of Series B convertible preferred stock on May 14, 2003 following stockholder approval of the Private Placement Transactions. Additionally, warrants were granted to the Investors to purchase an aggregate of 857,143 shares of Common Stock at an exercise price of $0.70 per share;

•	On May 14, 2003, we issued and sold 2,050 additional shares of Series B Preferred Stock and warrants to purchase an aggregate of 732,198 shares of Common Stock at an exercise price of $0.70 per share in exchange for $2.05 million in cash, which was reduced by approximately $400,000 of transaction costs to $1.6 million net proceeds; and

•	On May 14, 2003, we issued $3.505 million of secured subordinated convertible non-interest bearing promissory notes (the “Additional Convertible Notes”) and warrants to purchase an aggregate 1,251,786 shares of Common Stock at an exercise price of $0.70 per share to the Investors in satisfaction of our indebtedness to Sanmina - SCI Corporation which the Investors acquired from Sanmina (the “Sanmina Obligations”). Unless earlier converted at the option of the respective holder, the Additional Convertible Notes automatically convert into 3,505 shares of Series B Preferred Stock at the rate of $400,000 on each of August 14, 2003, November 14, 2003 and February 14, 2004, and the remaining balance on May 14, 2004. The Initial Convertible Notes converted in the second quarter of 2003, and the Additional Convertible Notes will convert, into a number of shares of Series B Preferred Stock equal to the total amount outstanding thereon at the time of conversion divided by $1,000. The Series B Preferred shares are convertible at any time into the number of shares of Common Stock equal to the total amount outstanding divided by $0.70. On August 14, 2003, as scheduled, $400,000 of Additional Convertible Notes converted into 400 shares of Series B Preferred Stock.

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

On May 14, 2003, the date of issuance of the Additional Convertible Notes, the difference between the conversion price per common share of the Additional Convertible Notes and the closing price of our common stock amounted to $0.21 per share. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Additional Convertible Notes allocable to the warrants was $700,000 and was determined based on the relative fair values of the debt securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the beneficial conversion feature at the date of issuance was approximately $1.8 million. The $1.8 million, together with the $700,000 fair value of the warrants granted, will be accreted ratably over the four-year life of the Additional Convertible Notes. Approximately $794,000 and $1.1 million was recognized as non-cash interest expense during the three and nine month period ended September 30, 2003.

On May 14, 2003, the date of issuance of the Series B Preferred Stock, the difference between the conversion price per common share on the Series B Preferred Stock and the closing price of our common stock amounted to $0.21 per share. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Series B Preferred Stock allocable to the warrants was $300,000 and was determined based on the relative fair values of the equity securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the beneficial conversion feature at the date of issuance was approximately $1.2 million. Effective on the original transaction date, the holders of Series B Preferred Stock voluntarily, permanently and unconditionally waived their right, to obligate us to redeem their shares of Series B Preferred Stock except for the right to redeem in the event of a change in control of the Company. The Series B Preferred Stock is immediately convertible accordingly, the $1.2 million, together with the $300,000 fair value of the warrants granted, was accounted for as a dividend in the second quarter of 2003. This $1.5 million deemed dividend is therefore included in the net loss applicable to common stockholders for the nine months ended September 30, 2003.

On March 12, 2003, concurrent with the Purchase Agreement, the Investors and Sanmina entered into an agreement pursuant to which, subject to certain terms and conditions, Sanmina agreed to sell to the Investors, and the Investors agreed to purchase from Sanmina, (herein, the “Sanmina Purchase”) the Sanmina Obligation at a discount. In order to facilitate the Sanmina Purchase, Sanmina granted us forbearance from our obligation to make payments to Sanmina until the earlier of the Sanmina Purchase or August 1, 2003. On May 7, 2003, the Investors finalized the Sanmina Purchase and as a result, Sanmina is no longer a creditor of ours. Under the terms of the Sanmina Purchase, Sanmina refunded us $457,000 in cash primarily for payments made to Sanmina from February 2003 to March 12, 2003. In return for obtaining this payment forbearance, we issued Sanmina a warrant to purchase 150,000 shares of our Common Stock at an exercise price of $0.68 per share. The warrant is not exercisable until February 13, 2004 and contains a cashless exercise provision, although the parties are permitted to amend these provisions by prior written mutual consent. The value of the warrants of approximately $79,000, determined using the Black-Scholes option-pricing model was recognized as non-cash interest expense during the nine months ended September 30, 2003.

During the second quarter of 2003, in an effort to raise additional working capital, our board of directors determined that it was advisable and in the best interests of our stockholders to reduce the exercise prices of certain outstanding warrants to $2.00 per share for a limited period of time in order to induce those holders promptly to exercise those warrants for cash. The common stock issuable upon exercise of these warrants had previously been registered with the SEC pursuant to a registration statement on Form S-3. The board determined this revised price, considering various items, including the likely price per share we would have received had it then sought to raise additional capital in the private equity markets. As part of this deliberation, the board also considered the amount of time it would have otherwise taken to raise such capital from third parties and the legal and other capital raising costs we would have had to incur in the process. As a result, in June 2003, we received proceeds of approximately $870,000 upon the issuance of 433,088 common shares. In July 2003, proceeds of $265,000 were received upon the issuance of 132,463 common shares.

During the third quarter of 2003, in the normal course of business, certain investors exercised warrants resulting in approximately $690,000 in proceeds, and in exchange, 1,021,789 common shares were issued.

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue. As a result, we have incurred losses in each quarter and year since inception. As of September 30, 2003, we had an accumulated deficit of $244.3 million and negative working capital of $149,000. During the three months and nine months ended September 30, 2003, we incurred a net loss of $1,748,000 and $9,784,000 respectively. At September 30, 2003, we had approximately $3,071,000 in cash and cash equivalents and borrowings under our line of credit of $0.

We intend to continue executing a plan to improve our operating results and financial condition. The plan includes strengthening sales initiatives, improving gross margins and continuing to cut other operating costs as a percentage of sales. We are focusing our sales efforts on UMTS, CDMA and GPRS products. Although we have made sales of these products in 2003, the majority of these sales have been CDMA products to one customer

On August 1, 2003, the Company and Lucent Technologies, Inc. (“Lucent”) amended an existing joint development agreement and an existing supply agreement pertaining to UMTS technology products. As amended, the contracts provide that, subject to certain terms, conditions and limitations, Lucent could place significant purchase orders valued at as much as $50 million over the period of the contract depending on customer demand, commencing in the fourth quarter of 2003. We are confident of our ability to generate future profitable sales of UMTS, CDMA and GPRS products, however, there can be no assurance that the sales of these products will be made at volumes sufficient to generate enough cash flow to cover our operating expenses. Failure to generate significant revenue from new or existing products, whether due to lack of market acceptance, problems associated with initial production of new products, competition, technological change or the inability to reduce manufacturing and/or operating costs, will further adversely impact our cash flows, financial condition and results of operations.

Since our inception, we have funded our operations primarily through sales of our equity securities and the issuance of debt instruments, and to a lesser extent, capital lease arrangements and borrowings under our line of credit. To date, gross proceeds from these transactions have totaled approximately $186 million, including gross proceeds from our initial public offering in November 2000 of $56 million, gross proceeds from the exercise of the underwriters over-allotment option in December 2000 of $8.2 million, gross proceeds from the Series A Redeemable and Convertible Preferred Stock financing in December 2001 of approximately $27.2 million, gross proceeds from the common stock issuance in September 2002 of approximately $2.8 million and gross proceeds from the Private Placement Transactions of $6.7 million (consisting of $3.25 million in cash and $3.505 million of debt restructuring).

In November 2002, we amended our credit facility with a bank, so that, as amended, it allowed us to borrow up to the lesser of $5 million or 65% of eligible accounts receivable balances. This credit facility bears interest at prime plus 2.75% (6.75% at September 30, 2003), provided that the interest rate in effect shall be not less than 7%, and is secured by substantially all assets of the Company. In April 2003, this facility was amended to include an Accounts Receivable Purchase Agreement pursuant to which we may factor at any given time up to 75% of certain accounts receivable invoices, up to a maximum factoring of $3 million. In October of 2003, the facility was amended to increase the maximum aggregate factoring amount to $6 million and the 65% of eligible accounts receivable portion of the facility was terminated. As of September 30, 2003, no amounts were outstanding under this facility. We have factored approximately $2.1 million during the three months ended September 30, 2003 and approximately $5 million for the nine months ended September 30, 2003. The facility expires in November 2003 and we are currently evaluating renewal options.

We believe that our available cash reserves, including net proceeds and debt relief which was effected pursuant to the financing transaction in March and May of 2003 (see Note 2 to the Consolidated Financial Statements), together with our budgeted operating cash flows and available borrowings under existing credit facility and one we are currently evaluating for renewal will be sufficient to fund operations and satisfy our working capital requirements and anticipated capital expenditures through the point at which we forecast break-even cash flows, which is forecasted to be in the last quarter of 2003. Our ability to continue operating without additional equity financing is dependant upon achieving sales levels and gross margins sufficient to cover our operating expenses. We have not historically been able to achieve these results. However, we commenced volume shipments of our CDMA products in 2002, which have generated higher margins and have positively impacted our results of operations, particularly as we started to realize the benefits of our partnership with LG Innotek Co. Ltd. Simultaneously, our business has been negatively impacted by the decrease in CDPD sales which have decreased to insignificant levels as the market for these products has decreased. As a result, we are becoming dependant on sales and profits from shipments of UMTS, CDMA and GPRS products. Although we have made sales of these products in 2002 and continue to make sales in 2003, the majority of these sales have been CDMA products to one customer. Although we are confident of our ability to generate future profitable sales of UMTS, CDMA and GPRS products, there can be no assurance that our sales of these products will be made at volumes sufficient to generate enough cash flow to cover our operating expenses. A decrease in our cash flows or our failure to generate significant additional revenue from new or existing products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing and/or operating costs, will further adversely impact our business, financial condition and results of operations, and materially adversely affect our ability to continue our business as presently conducted.

We cannot predict with any certainty whether we will be able to maintain or improve upon our historical sales volumes with our existing customers, or whether we will be able to attract new customers for our wireless technology products. In the event that we do not achieve our budgeted sales and cash flow, there can be no assurance that we will be able to obtain additional debt or equity financing and, under those circumstances, without such financing, we may have to cease operations.

For the nine months ended September 30, 2003, we used net cash in operating activities of $913,000 compared to $22.4 million during the same period in 2002. Our operating activities during the nine months ended September 30, 2003, included a use of cash to fund our net loss of $9.8 million, which includes depreciation and amortization expense of approximately $2.6 million, $1.9 million non-cash inventory charge for products no longer manufactured, $2.3 million non-cash accretion of interest expense on the Convertible Notes and a $600,000 non-cash charge for deferred stock-based compensation expense related to stock options issued to employees during 2000.

Our net cash provided by investing activities for the nine months ended September 30, 2003 was $70,000, which was primarily due to the proceeds from the disposal of property and equipment. Our net cash used in investing activities for the nine months ended September 30, 2003 was $123,000, which was for the purchases of a software license in the amount of $100,000 and property and equipment for the remainder.

Cash provided by financing activities for the nine months ended September 30, 2003 was $2.3 million which was due to net cash proceeds of $2.7 million from the issuance of convertible debt and Series B Preferred Stock, proceeds of $1.9 million from the exercise of stock options and warrants offset by repayments under our line of credit of $2.2 million. Net cash provided by financing activities for the nine months ended September 30, 2002 was $0 which consists primarily of $1.6 million of cash used to repurchase stock as part of the Sanmina litigation settlement (see Note 6) $200,000 of cash used for offering costs for the Series A preferred stock offering in December 2001, $800,000 used for repayments under our line of credit, offset by cash proceeds of $2.4 million from the issuance of our common stock and cash received from the exercise of stock options and warrants of approximately $400,000.

Related Party Transactions

We sell products to Airlink Communications, Inc., (“Airlink”) a wireless software infrastructure business, which integrates our modems into their products. Airlink’s Chairman of the Board and Airlink’s principal stockholder is also a member of Novatel’s Board of Directors and a stockholder of Novatel. Sales to Airlink were $47,000 and $34,000 for the year ended December 31, 2002 and the nine months ended September 30, 2003, respectively. Receivables from Airlink amounted to $651,000 and $606,000 as of December 31, 2002 and September 30, 2003, respectively.

In May 2001, we and Airlink entered into a $1.6 million secured promissory note agreement for the payment of products sold to Airlink. The note was secured by Airlink’s assets and the personal guaranty of Airlink’s Chairman of the Board. Airlink made the first payment of $300,000, plus accrued interest, on September 1, 2001, but failed to make any subsequent monthly installments on the note.

In September 2001, we entered into a second agreement with Airlink for the payment of $1.1 million for additional products shipped to Airlink during September 2001 but in December 2001, Airlink returned $750,000 of these products. At December 31, 2002 and 2001, the receivable from Airlink under this second agreement was $375,000 and $393,000, respectively, which included accrued interest. During the first quarter of 2002, Airlink became delinquent in making scheduled payments under the terms of the above agreements. In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” we record revenue when the collection of a receivable becomes reasonably assured.

In May 2002, we and Airlink entered into an Agreement and Plan of Reformation, which terminated and combined the two previous separate agreements into one secured promissory note for approximately $950,000. The note was secured by substantially all of Airlink’s assets and the personal guaranty of Airlink’s Chairman of the Board. The terms of this note provided for Airlink to make a payment of $70,000 in June 2002, as well as a specified percent of Airlink’s gross monthly cash receipts on a monthly basis thereafter. After making the initial payment of $70,000 under this note, Airlink failed to make the monthly payments. In January 2003, we sent Airlink’s Chairman of the Board a demand letter requesting immediate payment under the personal guarantee but no payment was made. In June 2003, we entered into a term sheet with Airlink to revise the terms and enhance our rights under the existing guaranty and agreements. On September 25, 2003, Airlink paid Novatel $80,000 of its outstanding debt.

On October 7, 2003, Novatel and Airlink entered into an Amended and Restated Agreement and Plan of Reformation (“Plan”), which terminated the prior agreement and reformed the debt into a secured note for approximately $612,000. The note is secured by substantially all of Airlink’s assets and a guaranty from Airlink’s Chairman. The note is backed by a cash-backed standby letter of credit in the amount of $60,000. The note accrues interest at prime plus 3% (7.25% at September 30, 2003). The note, which matures on October 7, 2004, provides that Airlink must pay us each month the greater of $20,000 or ten percent of its gross cash receipts from the previous month. Airlink and its Chairman of the Board each also signed confessions of judgment for the amount of Airlink’s outstanding debt under the note.

During 2002, the individual who serves as Airlink’s Chairman of the Board performed certain consulting services for the Company in his individual capacity and was paid $55,000. No consulting services were rendered by and no consulting payments were made to this individual in 2003. We have sold our products to Airlink on a prepayment basis in the amount of $7,000, $9,000 and $18,000 during the first, second and third quarters of 2003, respectively.

We sell products to a subsidiary of Chinatron Group Holdings Limited. Mr. Horst J. Pudwill, one of our directors and principal stockholders as a result of the Private Placement Transactions earlier this year (see Note 2 to the Consolidated Financial Statements), is also a director and stockholder of Chinatron. In addition, the chairman and chief executive officer of Chinatron participated in the Private Placement Transactions. Sales to Chinatron for the nine months ended September 30, 2002 and 2003 were $467,000 and $939,000 respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not currently use derivative financial instruments. We generally place our cash and short-term investments in high-credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations. Our credit facility and related interest cost on borrowings is affected by the variations in the U.S. prime rate of interest. As of September 30, 2003, we had $0 outstanding under our line of credit. We do not expect any material loss from our cash and cash equivalents and therefore believe that our potential interest rate exposure is not material; however, these investments are subject to interest rate risk. We do not currently enter into foreign currency hedge transactions. Through September 30, 2003, we had a foreign exchange currency loss of approximately $86,000 recorded in other income and expenses related to a restructuring accrual adjustment made during the quarter for increased anticipated costs to downsize one of our Canadian facilities. Revenues generated outside the United States, as a percentage of total revenues were 11.6% for the nine months ended September 30, 2003 and 10% for the same period in 2002. Fluctuations in foreign exchange rates could impact future operating results.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to our consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

In the June 2003, we completed the Private Placement Transactions whereby we issued $3.25 million of convertible debt and equity securities and issued $3.5 million of convertible debt securities. The proceeds were used for general corporate purposes. In February 2003, we issued Sanmina a warrant to purchase 150,000 shares of our Common Stock at an exercise price of $0.68 per share. The warrant is not exercisable until February 13, 2004 and contains a cashless exercise provision, although the parties are permitted to amend these provisions by prior written mutual consent. See “Recent Financing” in Note 2 to our consolidated financial statements.

In June and July 2003, we received approximately $900,000 and $265,000, respectively, from the exercise of outstanding warrants in which the exercise price had been reduced for a limited time in order to induce holders to promptly exercise their warrants for cash. The proceeds were used for general corporate purposes. See “Recent Warrant Exercises” in Note 2 to our consolidated financial statements.

During the third quarter we received approximately $960,000 from the exercise of outstanding warrants and options.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Current reports on Form 8-K, filed October 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003	Novatel Wireless, Inc.

	By:	/s/ Melvin L. Flowers

Melvin L. Flowers Senior Vice President of Finance, Chief Financial Officer, Principal Accounting Officer and Secretary