Form 10-K
period 2003-12-31
NOVATEL WIRELESS INC
filed 2004-03-15
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                              to                             .

Commission file number: 0-31659

NOVATEL WIRELESS, INC.

(exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction or incorporation or organization)	86-0824673 (I.R.S. Employer Identification No.)

9255 Towne Centre Drive, Suite 225, San Diego, California (Address of principal executive offices)	92121 (zip code)

Registrant’s telephone number, including area code: (858) 320-8800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☐  NO  ☒

The number of shares of the Registrant’s common stock outstanding as of March 9, 2004 was 16,104,906.

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2003 as reported by The Nasdaq SmallCap Market, was approximately $36,140,576. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 5% or greater shareholders, based on Schedule 13G filings, have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. The Registrant does not have any non-voting stock issued or outstanding.

Documents Incorporated by Reference

None.

i

As used in this report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “Novatel Wireless” refer to Novatel Wireless, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. These forward-looking statements include, but are not limited to, statements regarding: increasing demand for access to wireless data and factors affecting that demand; the future growth of wireless wide area networking and factors affecting that growth; changes in wireless transmission standards and technologies; growth in 3G infrastructure spending; the sufficiency of our capital resources; the effect of changes in accounting standards and in aspects of our critical accounting policies; and our general business and strategy, including plans and expectations relating to technology, product development, strategic relationships, customers, manufacturing, service activities and international expansion. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar words and phrases are also intended to identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. For a detailed discussion of these risks and uncertainties, see the “Business — Risks Related to Our Business” section of this Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

Trademarks

The Novatel Wireless logo, “Merlin,” “Freedom Box” and “Expedite” are trademarks of Novatel Wireless, Inc. All other brand names and trademarks mentioned herein are the property of their respective holders.

ii

PART I

Item 1.    Business

Overview

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products includes wireless data modems and software for laptop PCs, embedded wireless modules for original equipment manufacturers, or OEMs, and ruggedized wireless data modems for public safety and telemetry applications. Through the integration of our hardware and software, our products are designed to operate on a majority of global wireless networks and provide mobile subscribers with secure and convenient access to data including corporate, public and personal information through the Internet and enterprise networks. We also offer software engineering and design services to our customers to facilitate the use of our products.

Our primary end customers include wireless operators such as AT&T Wireless, China Mobile, Sprint PCS, Telecom Italia Mobile, Telefonica and T-Mobile. We also sell our products domestically and internationally through OEMs such as Dell and Hewlett-Packard (HP), value added resellers, or VARs, such as Beida Jade Bird Group, and distributors such as Hugh Symons. In addition, we have strategic technology, development and marketing relationships with leading companies such as Lucent Technologies, Sprint PCS and International Business Machines (IBM), each of which is also a customer of ours.

Industry Background

Growth of the Wireless Communications Market

The wireless communications market has experienced rapid growth as wireless communications products and services have become widely available and increasingly affordable. This rapid growth has been driven by numerous factors including technological advances, reduced costs for wireless devices, changes in telecommunications regulations and the allocation and licensing of additional radio spectrum. According to a January 2004 report from Gartner Dataquest, an industry research firm, worldwide wireless operators have experienced compound annual revenue and subscriber growth rates of 20.4% and 34.1%, respectively, over the five-year period from 1998 to 2003.

Growth of Wireless Wide Area Networking

While wireless networks have traditionally been used to support voice communications, the industry is currently experiencing an increased demand to support wireless access to data. As a result, solutions for wireless access to data such as Wireless Wide Area Networking (WWAN), Wireless Local Area Networking (WLAN, 802.11x, or Wi-Fi) and Bluetooth have become increasingly common. While Bluetooth and WLAN technologies are designed to operate in low mobility or stationary environments, WWAN has the ability to offer broader coverage and increased mobility and roaming capabilities.

IDC, an industry research firm, reported in September of 2003 that WWAN infrastructure spending was $38.4 billion in 2002. We anticipate that future growth in the WWAN market will be driven by several factors, including:

•	Increased Mobility of the Modern Workforce. The increased mobility of the modern workforce and the prevalence of the Internet and e-mail as business tools have increased demand for wireless access to data. Mobility provided by WWAN access solutions has the potential to substantially increase worker productivity away from the office.

•	Upgrades in Wireless Infrastructure. Over the past several years, wireless operators have been upgrading their networks to support fast and reliable data transmission. As these wireless data services become more broadly available and service plans become more affordable, an increasing number of laptop PCs and other access devices are being designed to use WWAN in order to access data.

•	Increased Availability and Sophistication of Mobile Computing Devices. In response to the greater availability of wireless data services, OEMs have introduced a range of devices that incorporate WWAN functionality including laptop PCs, personal digital assistants, or PDAs, and mobile phones.

Emergence of Next Generation Wireless Networks

WWAN services are provided over wireless communication networks, which operate using several different and evolving transmission standards and radio band frequencies. First-generation, or 1G, analog technology is expected to be phased-out over the next five years. Second-generation, or 2G, wireless technologies include Code Division Multiple Access (CDMA), Time Division Multiple Access (TDMA), Global System for Mobile Communications (GSM) and Integrated Digital Enhanced Network (iDEN). Second generation technologies have been supplemented with 2.5G packet-switched data services, which have extended the life of 2G services by adding wireless data capabilities. These 2.5G technologies include:

•	General Packet Radio Service, or GPRS, is a packet-switched service that allows data to be sent and received over the existing GSM network. With GPRS, subscribers can attain wireless access to data at maximum speeds of up to 114 kbps, approximately twice as fast as the maximum connection speed of a standard dial-up wireline connection which is 56.6 kbps.

•	CDMA 1xRTT provides voice and data capabilities which allow subscribers to attain wireless access to data at maximum speeds of up to 153.6 kbps.

•	Enhanced Data Rates for GSM Evolution, or EDGE, further enhances GSM/GPRS by adopting new modulation technology to achieve higher data rates. With EDGE, subscribers can attain wireless access to data at maximum speeds of up to 384 kbps.

The wireless communications industry has developed specifications for third generation, or 3G, standards to accommodate increased data transmission and to allow for faster transmission speeds. According to IDC, 3G infrastructure spending is forecasted to grow at a 51.0% compound annual growth rate from $4.0 billion in 2003 to $16.0 billion in 2007. This significant growth is driven by demand from wireless operators for spectrum efficiencies, increased average revenue per user, or ARPU, reduced subscriber turnover, increased network capacity, lower operating costs and expanded revenue opportunities provided by 3G technologies. 3G technologies include:

•	Universal Mobile Telecommunications Systems, or UMTS, is the 3G standard designed to be employed by GSM operators. UMTS is also referred to as Wideband Code Division Multiple Access, or W-CDMA. With UMTS, subscribers can attain wireless access to data at maximum speeds of up to 384 kbps.

•	CDMA 1xEV-DO and CDMA 1xEV-DV are the 3G standards designed to be employed by CDMA operators and provide wireless access speeds comparable to wireline DSL services. Subscribers can attain wireless access to data at maximum speeds of up to 2.4 Mbps on CDMA 1xEV-DO networks and 3.1 Mbps on CDMA 1xEV-DV networks.

Our Products

We offer a wide range of wireless broadband access solutions for the worldwide mobile communications market. Our products are designed to operate across 2.5G wireless networks, including GPRS and CDMA 1xRTT, and 3G networks, including W-CDMA/UMTS and CDMA 1xEV-DO, using single or multiple radio band frequencies. The following table illustrates our principal product lines and applications:

Product	Applications

Wireless PC Card Modems
• Merlin Wireless PC Card for UMTS • Merlin Wireless PC Card for CDMA 1xRTT	• Laptop PCs and other platforms supporting PCMCIA interfaces
• Merlin Wireless PC Card for GPRS
• Merlin Wireless PC Card for CDMA 1xEV-DO (currently in development)

Embedded Wireless Modules for OEMs
• Expedite Wireless Embedded Modem for CDMA 1xRTT	• Point of sale terminals, automated teller machines, vehicle and asset tracking and inventory monitoring

Ruggedized Wireless Data Modems
• Freedom Box for GPRS	• Public safety and telemetry
• Freedom Box for CDMA 1xRTT

Merlin Wireless PC Card Modems

Our Merlin Wireless PC Card modems provide mobile subscribers with secure and convenient high-speed wireless access to data including corporate, public and personal information through the Internet and enterprise networks. Each of our Merlin Wireless PC Card Modems is approximately the size of a credit card and slides inside standard Type II PC card slots in laptop PCs and other products employing PCMCIA interfaces. All our modems utilize modem manager software and are compatible with a range of devices including laptop PCs, PDAs and mobile phones as well as operating systems including Microsoft Windows 98, 2000, Millennium Edition, XP and Pocket PC. The following is a representative selection of our Merlin Wireless PC Card Modems:

•	The Merlin U530 is a tri-band (900/1800/2100 MHz) wireless PC card modem designed to provide mobile subscribers with high-speed wireless access to data over 3G UMTS networks. The Merlin U530 enables wireless access to data at speeds of up to approximately 384 kbps in UMTS coverage areas and 53.6 kbps in GPRS coverage areas. This product was introduced in March 2003 and was created under a joint development agreement with Lucent Technologies. Commercial sales of the Merlin U530 began in December 2003.

•	The Merlin C201 is a single band (1900 MHz) wireless PC card modem designed to provide mobile subscribers with high-speed wireless access to data over CDMA 1xRTT networks. The Merlin C201 enables wireless access to data at maximum speeds of up to approximately 153.6 kbps in CDMA 1xRTT coverage areas and 14.4 kbps in CDMA circuit-switched coverage areas. Equipped with a built-in antenna for maximum network coverage and enhanced portability, the Merlin C201 also enables two-way Short Messaging Service, or SMS, capabilities allowing subscribers to send and receive text messages for quick person-to-person or group chats from their laptop PCs.

•	The Merlin G301 Series is a tri-band (900/1800/1900 MHz) wireless PC card modem designed to provide mobile subscribers with wireless access to data over global GSM/GPRS networks. The Merlin G301 enables wireless access to data at maximum speeds of up to approximately 53.6 kbps in GPRS coverage areas and 14.4 kbps in GSM coverage areas. The Merlin G301 is equipped with a robust removable antenna to enhance portability and enables SMS capabilities.

•	The Merlin G100 is a single band (1900 MHz) wireless PC card modem designed to provide mobile subscribers with wireless access to data over GSM/GPRS networks. The Merlin G100 enables wireless access to data at maximum speeds of up to approximately 53.6 kbps in GPRS coverage areas and 14.4 kbps in GSM coverage areas.

•	The Merlin G201 is a dual band (900/1800 MHz) wireless PC card modem designed to provide mobile subscribers with wireless access to data over GSM/GPRS networks. The Merlin G201 enables wireless access to data at maximum speeds of up to approximately 53.6 kbps in GPRS coverage areas and 14.4 kbps in GSM coverage areas. The Merlin G201 is equipped with a robust removable antenna to enhance portability and enables SMS capabilities.

•	The Merlin V620 is a dual band (800/1900 MHz) wireless PC card modem being designed to provide mobile subscribers with wireless access to data at maximum speeds of up to approximately 2.4 Mbps on CDMA 1xEV-DO networks. In February 2004, we announced an agreement with Verizon Wireless to introduce products based on the CDMA 1xEV-DO standard.

Expedite Embedded Wireless Modules for OEMs

The Expedite C201 Wireless Embedded Modem is a single band wireless module designed for integration into equipment and devices for vertical markets such as inventory monitoring, automated banking, vending machines, vehicle tracking, security, point of sale and other applications. The modem has two separate firmware options to provide high-speed wireless access to data at maximum speeds of up to approximately 153.6 kbps in CDMA 1xRTT coverage areas or 14.4 kbps in CDMA circuit-switched coverage areas. The Expedite C201 enables SMS text messaging and can enhance laptop PCs, handheld devices, tablet PCs and smart phones by providing high-speed wireless access to data including corporate, public and personal information through the Internet and enterprise networks. The modules’ over-the-air download feature also helps reduce life cycle cost and keeps the product operating at peak performance by allowing firmware upgrades without having to physically recall the unit.

Freedom Box Ruggedized Wireless Data Modems

The Freedom Box family of ruggedized wireless data modems includes the Freedom Box FB 200C for use in CDMA 1xRTT coverage areas and the Freedom Box FB 200G for use in GSM/GPRS coverage areas. The Freedom Box product line is designed to operate in harsh conditions, including extremes of temperature, humidity, vibration and noise. Integrated with its own TCP/IP stack, which facilitates transmission of serial data from non-IP devices, the Freedom Box is a powerful and versatile communications device that enables remote telemetry applications, such as utilities monitoring, traffic measurement and control, public safety applications, environmental monitoring and primary and redundant connectivity for automated teller machines, routers and enterprise servers.

Our Strategy

Our objective is to be the leading provider of wireless broadband access solutions for the worldwide mobile communications market. The key elements of our strategy are to:

•	Commercialize Our 3G Products Worldwide. We intend to offer our customers the most advanced 3G products available on the market. To date, we have announced orders for 3G UMTS products from wireless operators such as T-Mobile and Telefonica. Additionally, in February 2004 we announced an agreement with Verizon Wireless to introduce products based on the 3G CDMA 1xEV-DO standard. We intend to continue expanding the rollout of our 3G products with leading wireless operators worldwide.

•	Leverage Strategic Relationships with Wireless Industry Leaders. We believe that strategic relationships with wireless industry leaders are critical to our ability to leverage sales opportunities and ensure that our technology investments address customer needs. Through strategic relationships, we increased market penetration by accessing the resources of others, including access to distribution resources, exclusive sales and marketing and insight into future technology and market opportunities. For example, our strategic relationships with wireless industry leaders such as Lucent Technologies allow us to leverage their significant resources, network capabilities and service offerings in order to penetrate operators of 3G UMTS networks. In addition to Lucent Technologies, our strategic relationships include agreements with major wireless operators such as Sprint PCS and leading technology companies such as IBM.

•	Capitalize on Our Direct Relationships with Wireless Operators. We intend to capitalize on our direct relationships with wireless operators in order to increase our worldwide market position. In Europe, we are working closely with wireless operators of 3G UMTS wireless networks. In North America, we have an agreement with Verizon Wireless to introduce high-speed wireless access products using the 3G CDMA 1xEV-DO standard and we continue to work closely with Sprint PCS on CDMA 1xRTT. In Asia, we intend to strengthen our market presence by continuing to work directly with wireless operators such as China Unicom and China Mobile, or through VARs which provision for operators, by offering comprehensive solutions based on our wireless expertise.

•	Continue to Target Key Vertical Market Opportunities and Penetrate New Markets. We believe that on-going developments in wireless technologies will create additional vertical market opportunities and more applications for our products. Currently, we market our broadband wireless access solutions to key vertical industry segments by offering innovative products that increase productivity, reduce costs and create operational efficiencies. We are currently working with, among others, AT&T Wireless and Sprint PCS in telemetry applications, Commerciant in retail/point of sale, Caltrans in public safety, Puget Sound Energy in utilities and Remote Knowledge (through Suntron) in asset tracking.

•	Increase the Value of Our Products. We will continue to add new features and functionality to our products and develop new software applications to enhance the overall value and ease of use that our products provide to our customers. For example, we intend to add features such as two-way SMS, voice capabilities, Virtual Private Networks, or VPNs, for secure access and Global Positioning System, or GPS, for location monitoring. We also intend to continue to apply our technological expertise to reduce the overall size, weight, cost and power consumption of our products, while increasing their capabilities and performance.

Customers

Our global end-customer base is comprised of wireless operators, OEMs, VARs, distributors and various companies in other vertical markets. The following is a representative selection of our current end-customer base:

Wireless Operators	OEMs, VARs, and Distributors
AT&T Wireless	Beida Jade Bird Group
Orange	Computer Discount Warehouse (CDW)
Sprint PCS	Dell
Telefonica	HP
T-Mobile	Hugh Symons
Verizon Wireless	IBM
Wind	Remote Knowledge (through Suntron)

Our strong customer relationships provide us with the opportunity to expand our market reach and sales:

•	Wireless Operators. By working closely with our wireless operator customers, we are able to drive demand for our products by combining our expertise in wireless technologies with the operators’ sales and marketing reach over a global subscriber base. Our operator customers also provide us with important services, including field trial participation, technical support, wireless data marketing and access to additional indirect distribution channels. To leverage these services, we provide operators with early access to new products and technical training.

•	OEMs, VARs and Distributors. Our OEM customers integrate our products into devices that they manufacture and sell to end-users through their own direct sales forces and indirect distribution channels. Our products are capable of being integrated into a broad range of devices, including but not limited to laptop PCs, vehicle location devices, electric meters, vending machines, industrial equipment and wireless credit processing and point of sale devices. Examples of our OEM customers include Dell, HP and Remote Knowledge. We seek to build strong relationships with our OEM customers by working closely with them and providing application engineering support during the integration of our products. We also work closely with select domestic and international VARs and distributors and view them as important channels for the distribution of our products. Examples of our VARs and distributors include Beida Jade Bird Group in China and Hugh Symons in Europe.

Strategic Relationships

We continue to develop and maintain strategic relationships with wireless industry leaders. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and insight into future technology and market opportunities.

Our strategic relationships include technology and marketing relationships with wireless operators, OEM customers that integrate our products into other devices, VARs, distributors and leading technology providers. Our key strategic relationships include:

•	Sprint PCS. Sprint PCS operates an all-digital, nationwide, voice and data wireless network in the United States. In February 2002, we entered into a three-year global agreement under which we develop and provide Sprint PCS with wireless PC card modems that run on Sprint PCS’ CDMA 1xRTT network as well as on a next generation 3G network.

•	Verizon Wireless. In January 2004, we entered into an agreement with Verizon Wireless to introduce high-speed wireless access products based on the 3G CDMA 1xEV-DO standard. Under the terms of the agreement, we have agreed to develop and supply products to Verizon Wireless based on the CDMA 1xEV-DO standard, subject to certain conditions.

•	Lucent Technologies. In June 2002, we entered into a Joint Development Agreement with Lucent to create next generation, wireless data access products designed to provide mobile subscribers with high-speed wireless access to the Internet and corporate intranets over 3G UMTS networks. Under the terms of the agreement, as amended in July 2003, we have developed multi-mode, multi-band UMTS/GPRS wireless PC card modems, and Lucent has contributed research, development and marketing support.

•	IBM. In September 2002, we entered into a global supply agreement with IBM. Under the terms of this agreement, IBM offers its enterprise customers the option to bundle our wireless broadband access solutions along with their laptop PCs. We intend to continue to work closely with IBM to promote the sales of our products directly into the enterprise marketplace.

Sales and Marketing

We sell our wireless broadband access solutions to wireless operators, OEMs, VARs and distributors located worldwide. Most of our sales to wireless operators and OEMs are sold directly through our sales force. We also use an indirect sales distribution model through the use of select VARs and distributors.

In order to maintain strong sales relationships, we provide co-marketing, trade show support and demo units for merchandising. We are also engaged in a wide variety of activities, such as awareness and lead generation programs as well as product marketing. Other marketing initiatives include public relations, seminars, and co-marketing and co-branding with partners.

We are continuing to drive widespread adoption of our products through increased global marketing activities, expansion of our sales team and distribution networks, and continued leverage of our strategic relationships with wireless industry leaders.

Product Development and Research

Our product development efforts are focused on developing innovative wireless broadband access solutions to address opportunities presented by next generation wireless networks and improving the functionality, design and performance of our products. We intend to continue to identify and respond to our customers’ needs by introducing new product designs with an emphasis on ease-of-use, performance, size, weight, cost and power consumption.

We manage our products through a structured life cycle process, from identifying initial customer requirements through development and commercial introduction to eventual phase-out. During product development, emphasis is placed on time-to-market, meeting industry standards and customer product specifications, ease of integration, cost reduction, manufacturability, quality and reliability.

Our product development efforts leverage our core expertise in the following key technology areas:

•	Advanced Radio Frequency Design. Advanced Radio Frequency, or RF, design is the key technology that determines the performance of wireless devices. We have specialized in 800/900/1800/1900 and 2100 MHz designs for digital cellular, packet data and spread spectrum systems. Our proprietary RF technology contributes to the performance, small size and low cost of our products.

•	Miniaturization and System Integration. Small systems integration is the integration of application specific integrated circuits, or ASICs, RF and baseband integrated circuits and packaging technologies. The complete wireless modem is packaged into a module less than half the size of a credit card through the use of advanced integrated circuit designs, embedded software modems and multi-layer RF stripline technologies. We will continue to augment our miniaturization technology, working to further reduce the size and cost of current and future products.

Manufacturing

We outsource the manufacturing of all our products to LG Innotek Co., Ltd, a subsidiary of LG Group, located in South Korea. Under our manufacturing agreement, LG Innotek provides us with services including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery services.

We outsource our manufacturing in an effort to:

•	focus on our core competencies;

•	minimize our capital expenditures and lease obligations;

•	realize manufacturer economies of scale;

•	achieve production scalability by adjusting manufacturing volumes to meet changes in demand; and

•	access best-in-class manufacturing resources.

We believe that additional assembly line efficiencies are realized due to our product architecture and our commitment to process design. Direct materials for our products consist of tooled parts such as printed circuit boards, molded plastic components, metal components and ASICs, as well as industry-standard components such as transistors, integrated circuits, piezo-electric filters, duplexers, inductors, resistors and capacitors. Many of the components used in our products are similar to those used in cellular telephone handsets, helping to reduce our manufacturing costs through the use of standard components.

Our operations organization manages our relationship with LG Innotek and focuses on improvements in design-for-manufacturing, test procedures, quality, cost optimization and production scheduling.

Intellectual Property

Our wireless broadband access solutions and operations rely on and benefit from our portfolio of intellectual property. We currently own 22 United States patents, four of which are also registered in Canada. In addition, we currently have 28 United States patent applications pending. From time to time we also seek to have our patents registered in selected foreign jurisdictions. The patents that we currently own expire at various times between 2005 and 2020.

We own a number of trademarks and service marks, including Expedite, Merlin, and Freedom Box, each with its accompanying designs, as well as the Novatel Wireless logo.

We license CDMA technology from QUALCOMM Incorporated for integration into our products. These licenses allow us to manufacture CDMA-based wireless modems and to sell or distribute them worldwide. In connection with such sales, we pay royalties to QUALCOMM. The licenses do not have a specified term and may be terminated by us or by QUALCOMM for cause or upon the occurrence of other specified events. In addition, we may terminate the licenses for any reason upon 60 days prior written notice. We have also granted to QUALCOMM a nontransferable, worldwide, nonexclusive, fully-paid and royalty-free license to use, in connection with wireless communications applications, certain intellectual property of ours that is used in our products which incorporate the CDMA technology licensed to us by QUALCOMM. This license allows QUALCOMM to make, use, sell or dispose of such products and the related components.

Competition

The market for wireless broadband access solutions is rapidly evolving and highly competitive. It is likely to continue to be significantly affected by the evolution of new wireless technology standards, new product introductions and the market activities of industry participants. We believe the principal competitive factors impacting the market for our products are form factor, time-to-market, features and functionality, performance, quality, brand and price. To maintain and improve our competitive position, we must continue to develop new products, expand our customer base, grow our distribution network and leverage our strategic relationships.

Our primary competitors include Option International, Sierra Wireless, Sony-Ericsson and Wavecom. We believe that we have advantages over each of our primary competitors due to the technical and engineering design of our products, the broad range of solutions that we offer, the ease-of-use of our products, our ability to adapt our products to specific customer needs and our competitive pricing. As the market for wireless broadband access solutions expands, other entrants may seek to compete with us.

Employees

As of December 31, 2003, we had 80 employees, including nine in sales and marketing, 50 in product development and research, seven in operations, and 14 in general and administrative functions. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.

Risks Related to Our Business

We have incurred significant operating losses since our inception and if we are unable to increase our revenue and gross margins, we may continue to incur significant net losses and negative cash flow from operations.

We have incurred significant operating losses and net losses in each annual and quarterly period since our inception. We incurred net losses applicable to common shareholders of $16.0 million for 2003, $53.5 million for 2002 and $91.0 million for 2001. In addition, we had negative cash flows from operations of $0.4 million for 2003, $28.7 million for 2002 and $55.4 million for 2001. As of December 31, 2003, we had an accumulated deficit of $246.4 million. If we are unable to increase our revenue and gross margins sufficiently to offset our expenses, we will not achieve profitability and our operating losses, net losses and negative cash flow from operations will continue.

If we experience negative cash flow from operations, we may need to raise additional capital to fund our working capital requirements and anticipated capital expenditures.

We have experienced negative cash flow from operations in the past and have only recently become cash flow positive. We currently anticipate that budgeted cash flow from operations, together with our current working capital, including cash received in the private placement transaction we completed in January 2004, will be sufficient to meet our working capital requirements and anticipated capital expenditures for the next twelve months. However, the forecast of our ability to meet working capital requirements and anticipated capital expenditures in the future is a forward-looking statement that involves risks and uncertainties and actual results could vary. Our budgeted cash flow from operations include assumptions about increased sales volumes. If we are unable to increase our revenue and gross margins sufficiently to offset our operating expenses, we will continue to experience negative cash flow from operations and may be required to raise additional capital. Our ability to obtain additional capital will depend on financial market conditions, investor expectations for the wireless technology industry, the national economy and other factors outside our control. If we issue equity securities, our stockholders will experience dilution. There can be no assurance that any such additional financing will be available on acceptable terms, or at all. If needed, the failure to secure additional financing would have a material adverse effect on our business, financial condition and operating results.

Our failure to predict and comply with evolving industry standards, including 3G standards, could hurt our ability to introduce and sell new products.

In our industry, it is critical to our success that we accurately anticipate evolving wireless standards and that our products comply with such standards. We are currently focused on manufacturing and engineering products that comply with 3G wireless standards. Any failure of our products to comply with 3G or future standards could delay their introduction and require costly and time-consuming engineering changes. Additionally, if wireless operators or subscribers fail to adopt the standards to which we engineer our products, then sales of our new products could be materially harmed.

If we fail to develop and introduce new products successfully, we may lose key customers or product orders and may not be able to compete effectively.

The development of new products requires technological innovation and can be difficult, lengthy and costly. In addition, wireless operators require that wireless data systems deployed on their networks comply with their own standards, which may differ from the standards of other operators. If we fail to complete the development of products on time and within budgeted amounts, we will be unable to introduce new products into the market on a timely basis, if at all. In addition, as we introduce new versions of our existing products or new products altogether, our current customers may not require the technological innovations of these products and may not purchase them.

Further, as part of our strategy, we enter into contracts with customers pursuant to which we develop products for later sale to the customer. Our ability to generate future revenue under any such contracts depends upon our ability to develop products in a cost effective manner that meet defined specifications and are suitable for manufacturing. Our ability to maximize the benefits of these contracts depends in part on the following:

•	We have priced these contracts based on our estimated production costs. If our actual production costs are higher than our estimated costs, our gross margins on the corresponding contracts will decrease.

•	If we are unable to commit the necessary resources or are otherwise unable to successfully develop products as required by the terms of these contracts, our customers may cancel the related contracts, we may not be entitled to recover any costs that we incurred for research and development, sales and marketing, production and otherwise, and we may be subject to additional costs such as contractual penalties.

•	If we fail to deliver in a timely manner a product that is suitable for manufacture or if a customer determines that a product we delivered does not meet the agreed-upon specifications, we may have to reduce the price we can charge for such product, or we may be required to pay damages to the customer.

If we are unable to successfully manage these risks or meet required deadlines in connection with one or more of our key contracts, we may lose key customers or orders and our business could be harmed.

The wireless communications market is highly competitive, and we may be unable to compete effectively.

The markets for wireless data access products are highly competitive, and we expect competition to increase. Many of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They also may devote greater resources than we do to the development, promotion and sale of their respective products.

Many of our current or potential competitors have more extensive customer bases and broader customer relationships and industry relationships that they can leverage to establish relationships with many of our current and potential customers. These companies also have more established customer support and professional services organizations. In addition, these companies may adopt aggressive pricing policies or offer more attractive terms to customers, may bundle their competitive products with broader product offerings and may introduce new products and enhancements. Current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products. As a result, it is possible that new competitors or relationships among competitors may emerge and rapidly acquire significant market share.

Our wireless communications products compete with a variety of devices, including wireless modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current and potential competitors include:

•	wireless data modem providers, such as Option International, Sierra Wireless, Sony-Ericsson and Wavecom;

•	wireless device manufacturers, such as palmOne and Research in Motion; and

•	wireless handset manufacturers, such as Motorola, Nokia, Samsung and Sony-Ericsson.

We expect our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. For instance, new models of laptop PCs and handheld computing devices could include internal wireless modems installed by the manufacturer which would reduce the need for consumers to purchase our aftermarket wireless modem products. Successful new product introductions or enhancements by our competitors could reduce our sales and the market acceptance of our products, cause intense price competition and make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to remain competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of our market share. Our failure to compete successfully could seriously harm our business, financial condition and results of operations.

If we fail to develop and maintain strategic relationships, we may not be able to penetrate new markets.

A key element of our business strategy is to penetrate new markets by developing new products through strategic relationships with industry leaders in wireless communications. We are currently investing, and plan to continue to invest, significant resources to develop these relationships. We believe that our success in penetrating new markets for our products will depend, in part, on our ability to maintain these relationships and to cultivate additional or alternative relationships. We cannot assure you that we will be able to develop additional strategic relationships, that existing relationships will survive and successfully achieve their purposes or that the companies with whom we have strategic relationships will not form competing arrangements.

We depend upon a small number of our customers for a substantial portion of our revenue and we currently rely upon a few of our key customers to make contractual minimum volume purchases.

A significant portion of our revenue comes from a small number of customers. Our top ten customers for 2003 and 2002 accounted for approximately 94.7% and 84.6% of our revenue, respectively. For 2003, Sprint PCS and Lucent accounted for approximately 55.0% and 29.8% of our revenue, respectively. For 2002, Sprint PCS and @Road accounted for approximately 46.5% and 7.0% of our revenue, respectively. We expect that a small number of customers will continue to account for a substantial portion of our revenue. If there is a downturn in the business of one or more of our current customers, or if one or more of our current customers files for bankruptcy or becomes insolvent, such as occurred with respect to two of our former significant customers in 2001, our revenue may decline. Similarly, our revenue could be adversely affected if we are unable to retain the business of any of our significant customers or if we are unable to diversify our customer base.

Some of our key customers are currently obligated to make minimum volume purchases pursuant to contracts. Following the expiration of such obligations, those customers will not be obligated to make any purchases of our products. In addition, a majority of our customers purchase our products under purchase orders and not pursuant to any contractual minimum purchase obligations. Such customers have no contractual obligation to purchase our products and if they do not continue to make purchases, our revenue and our share price may decline.

The sale of our products depends on the demand for broadband wireless access to enterprise networks and the Internet.

The markets for broadband wireless access solutions are relatively new and rapidly evolving, both technologically and competitively, and the successful sale of related products and services depends in part on the demand for wireless access to enterprise networks and the Internet. In the past, market demand for both wireless products and wireless access services for the transmission of data has developed at a slower rate than we anticipated and our product sales have not generated sufficient revenue to cover our operating costs. The failure of these markets to continue to grow may adversely impact the demand for our products, and as a result, our business, financial condition and results of operations may be harmed.

The marketability of our products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.

The success of our business depends on the capacity, affordability and reliability of wireless data networks provided by various wireless telecommunications operators. Currently, various wireless telecommunications operators such as Sprint PCS, either directly or jointly with us, sell our products in connection with the sale of their wireless data services to their customers. Growth in demand for wireless data access may be limited if wireless telecommunications operators cease operations, fail to offer services which customers consider valuable, fail to maintain sufficient capacity to meet demand for wireless data access, delay the expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services or fail to market their services effectively. In addition, our future growth depends on the successful deployment of next generation wireless data networks provided by third parties, including those networks for which we are currently developing products. If these next generation networks are not deployed or widely accepted, or if deployment is delayed, there will be no market for the products we are developing to operate on these networks. If any of these occurs, or if for any other reason the demand for wireless data access fails to grow, sales of our products will decline and our business could be harmed.

If we do not properly manage the growth of our business, we may experience significant strains on our management and disruptions in our business.

Various risks arise when companies and industries grow quickly. If our business grows, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience production delays as we seek to meet increased demand for our products. Our failure to manage our growth could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations and our reputation with our customers.

We depend on a single third-party manufacturer to produce all of our products which subjects us to potential disruptions in product supply and other potential adverse effects.

We currently outsource the manufacture of all of our products to LG Innotek. We expect to continue to depend exclusively on LG Innotek or other third-party manufacturers to produce our products in a timely fashion and at satisfactory quality levels. LG Innotek is not obligated to supply products to us for any specific quantity, except as may be provided in particular purchase orders which we submit to them from time to time, and therefore could cease or reduce its business with us at its discretion. If LG Innotek experiences delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, product shipments to our customers could be delayed, which would negatively impact our revenues and our competitive position and reputation. Further, if we are unable to manage successfully our relationship with LG Innotek, the quality and availability of our products may be harmed. If LG Innotek stopped manufacturing our products for any reason or reduced its manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely basis, which would adversely impact our operations. In addition, if LG Innotek negatively changes the payment and other terms under which it agrees to manufacture for us and we are unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase.

Because we outsource the manufacture of all of our products, the cost, quality and availability of third-party manufacturing operations are essential to the successful production and sale of our products. Our reliance on third-party manufacturers exposes us to a number of risks which are outside our control, including:

•	unexpected increases in manufacturing costs;

•	interruptions in shipments if a third-party manufacturer is unable to complete production in a timely manner;

•	inability to control quality of finished products;

•	inability to control delivery schedules;

•	inability to control production levels and to meet minimum volume commitments to our customers;

•	inability to control manufacturing yield;

•	inability to maintain adequate manufacturing capacity; and

•	inability to secure adequate volumes of components.

We generally place orders with LG Innotek at least three months prior to scheduled delivery of products to our customers. Accordingly, if we inaccurately anticipate demand for our products, we may be unable to obtain adequate quantities of components to meet our customers’ delivery requirements or, alternatively, we may accumulate excess inventories. If one or more of these events were to occur, we could experience increased costs, reduced revenue and lower product margins.

Although we promote ethical business practices and our operations personnel periodically visit and monitor the operations of LG Innotek, we do not control LG Innotek or their labor practices. If LG Innotek, or any other third-party manufacturer which we use in the future, violates United States or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import or the loss of our import privileges. The effects of these factors could render the conduct of our business in a particular country undesirable or impractical and have a negative impact on our operating results.

We depend on sole source suppliers for some of our components, and our product availability and sales would be harmed if any of these suppliers are not able to meet our demand and alternative components are not available.

Our products contain a variety of components, many of which are procured from single suppliers. These components include both tooled parts and industry-standard parts, many of which are also used in cellular telephone handsets. From time to time, certain components used in our products have been in short supply worldwide. If there is a shortage of any such components, we may not be able to deliver sufficient quantities of our products to satisfy demand. The cost, quality and availability of components are essential to the successful production and sale of our products. Some of these components come from sole or single source suppliers for which alternative components may not be available. If suppliers are unable to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for a substitute is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed.

We may not be able to license necessary third-party technology or it may be expensive to do so.

From time to time, we may be required to license technology from third parties to develop new products or product enhancements. We have licensed software for use in our products from third-parties, such as QUALCOMM. The license from QUALCOMM does not have a specified term and may be terminated by us or by QUALCOMM for cause or upon the occurrence of other specified events. We cannot assure you that we will be able to maintain our third-party licenses or that additional third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to maintain or obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost which could seriously harm our competitive position, revenue and growth prospects.

We are subject to the risks of doing business abroad, which could negatively affect our international operations and sales and our ability to obtain products from foreign manufacturers.

All of our products are manufactured in South Korea by our sole, third-party manufacturer, LG Innotek, and many of the components used by LG Innotek in the manufacture of our products are produced outside the United States. In addition, we have international operations and sales, and a significant portion of our research and development staff is located in Canada. Our international sales accounted for approximately 23.1% of our revenue for 2003. Although our experience in marketing, selling, distributing and manufacturing our products and services internationally is limited, we expect to further expand our international sales and marketing activities in the future. Consequently, we are subject to certain risks associated with doing business abroad, including:

•	changes in international currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets, and changes in diplomatic and trade relationships;

•	less effective protection of intellectual property and general exposure to different legal standards;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	increased expenses associated with customizing products for international countries;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	longer collection cycles and difficulties in collecting accounts receivable;

•	longer sales cycles;

•	international terrorism;

•	loss or damage to products in transit;

•	international dock strikes or other transportation delays; and

•	difficulty in managing widespread sales and research and development operations.

Any disruption in our ability to obtain products from our foreign manufacturer or our ability to conduct international operations and sales could have a material adverse effect on our business, financial condition and results of operations.

Our products may contain errors or defects, which could decrease their market acceptance.

Our products are technologically complex and must meet stringent user requirements. We must develop our software and hardware products quickly to keep pace with the rapidly changing and technologically advanced wireless communications market. Products as sophisticated as ours may contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenue, diverted development resources, and increased customer service and support costs and warranty claims.

We may not be able to adequately protect our intellectual property, and we could incur substantial costs defending our intellectual property from infringement or a claim of infringement.

Our success depends in part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We may be required to spend significant resources to monitor and police our intellectual property rights. Despite these expenditures, we may not be able to detect infringement and as a consequence we may lose our competitive position in the market. Intellectual property rights also may be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share in such countries. The unauthorized use of our technology by competitors could have a material adverse effect on our ability to sell our products in some markets.

Although we are not currently involved in any material intellectual property litigation, we may be a party to material litigation in the future either to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting litigation could subject us to significant liability for damages or could cause our proprietary rights to be invalidated. Litigation, regardless of the merits of the claim or outcome, would likely be time-consuming and expensive to resolve and would divert management time and attention away from the operation of our business. Any potential intellectual property litigation against us could also force us to do one or more of the following:

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

Our quarterly operating results may fluctuate in the future and may cause our stock price to decline.

Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the market price of our stock would likely decline. The following factors may cause fluctuations in our operating results:

•	Decreases in revenue or increases in operating expenses. We budget our operating expenses based on anticipated sales, and a significant portion of our sales and marketing, research and development and general and administrative costs are fixed, at least in the short term. If revenue decreases or does not grow as planned and we are unable to reduce our operating costs quickly and sufficiently, our operating results could be materially adversely affected.

•	Product mix. The product mix of our sales affects profit margins in any given quarter. As our business evolves and the revenue from the product mix of our sales varies from quarter to quarter, our operating results will likely fluctuate.

•	New product introductions. As we introduce new products, the timing of these introductions will affect our quarterly operating results. We may have difficulty predicting the timing of new product introductions and the market acceptance of these new products. If products and services are introduced earlier or later than anticipated, or if market acceptance is unexpectedly high or low, our quarterly operating results may fluctuate unexpectedly.

•	Lengthy sales cycle. The length of time between the date of initial contact with a potential customer and the execution of a contract may take several months, and is subject to delays over which we have little or no control. The sale of our products is subject to delays from our customers’ budgeting, approval, testing and competitive evaluation processes that typically accompany significant information technology purchasing decisions. As a result, our ability to anticipate the timing and volume of sales to specific customers is limited, and the delay or failure to complete one or more large transactions could cause our operating results to vary significantly from quarter to quarter.

Due to these and other factors, our results of operations may fluctuate substantially in the future and quarter-to-quarter comparisons may not be reliable indicators of future performance.

We may not be able to develop products that comply with applicable government regulations.

Our products must comply with government regulations. For example, in the United States, the Federal Communications Commission regulates many aspects of communications devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to telephone networks. Radio frequency devices, which include our modems, must be approved under the above regulations by obtaining equipment authorization from the FCC prior to being offered for sale. Regulatory requirements in Canada, Europe, Asia and other jurisdictions must also be met. Additionally, we cannot anticipate the effect that changes in domestic or foreign government regulations may have on our ability to develop products in the future. Failure to comply with existing or evolving government regulations or to obtain timely regulatory approvals or certificates for our products could materially adversely affect our business, financial condition and results of operations.

We may not be able to maintain and expand our business if we are not able to hire, retain and manage additional qualified personnel.

Our success in the future depends in part on the continued contribution of our executive, technical, engineering, sales, marketing, operations and administrative personnel. In particular, the services of Peter Leparulo, our Chief Executive Officer, would be difficult to replace. Recruiting and retaining skilled personnel in the wireless communications industry, including software and hardware engineers, is highly competitive.

Although we may enter into employment agreements with members of our senior management in the future, currently none of our senior management or other key personnel are bound by employment agreements. If we are not able to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified engineers, we will not be able to maintain and expand our business.

Any acquisitions we make could disrupt our business and harm our financial condition and results of operations.

As part of our business strategy, we intend to review, on an ongoing basis, acquisition opportunities that we believe would be advantageous to the development of our business. While we have no current agreements or plans with respect to any acquisitions, we may acquire businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition and results of operations:

•	issue equity securities that would dilute existing stockholders’ percentage ownership;

•	use a substantial portion of our available cash;

•	incur substantial debt, which may not be available to us on favorable terms and may adversely affect our liquidity;

•	assume contingent liabilities; and

•	take substantial charges in connection with acquired assets.

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

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business could suffer.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required during 2004 to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation.

We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities, although as of the date of this filing we have not yet prepared the evaluation. Compliance with these requirements is expected to be expensive and time consuming. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. While we believe that our internal controls over financial reporting currently provide reasonable assurance of achieving their control objectives, no system of internal controls can be designed to provide absolute assurance of effectiveness. See “Item 9A. Controls and Procedures” contained in this report. A material failure of internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal controls over financial reporting would have a negative impact on our reputation and business.

We transferred the listing of our common stock from The Nasdaq National Market to The Nasdaq SmallCap Market in 2003, which may result in lower visibility and demand for our shares.

On April 8, 2003, we transferred the listing of our common stock to The Nasdaq SmallCap Market because we no longer met The Nasdaq National Market’s minimum stockholder equity requirement of $10 million. Companies whose common stock is listed on The Nasdaq SmallCap Market may be viewed as less prestigious, may experience lower trading volumes and are subject to fewer corporate governance requirements than companies listed on The Nasdaq National Market. In addition, we cannot assure you whether or by when we might return the listing of our common stock to the National Market.

To the extent we enter into contracts in the future that are denominated in foreign currencies, fluctuations in exchange rates between the United States dollar and other foreign currencies may affect our operating results.

To date, our distribution agreements in Europe and the Asia-Pacific region are denominated solely in U.S. dollars. In the event we enter into contracts in the future that are denominated in foreign currencies, we cannot assure you that we will not incur foreign currency losses or that we will enter into any hedging activities to reduce the risk of such losses or that these hedging activities will be successful.

Item 2.    Properties

Our principal executive offices are located in San Diego, California where we lease approximately 13,000 square feet under a lease that expires in March 2005, of which we have subleased approximately 3,000 square feet. We also lease approximately 20,000 square feet in San Diego under a lease that expires in February 2005, which has been fully subleased for the term of the lease. In addition, we lease 3,200 square feet in San Diego for distribution purposes under a lease that expires in February 2005. In Calgary, we lease approximately 42,000 square feet for our research and development organization under a lease that expires in September 2007, of which we have subleased 9,035 square feet for the duration of this lease. Currently, we are attempting to sublease an additional approximately 10,500 square feet of the Calgary facility. We also lease space in various geographic locations primarily for sales and support personnel or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial results.

Item 3.    Legal Proceedings

We are from time to time party to various legal proceedings arising in the ordinary course of business. Based on evaluation of these matters and discussions with our counsel, we believe that liabilities arising from or sums paid in settlement of these matters will not have a material adverse effect on the consolidated results of our operations or financial position.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2003.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Since April 8, 2003, our common stock has been traded on The Nasdaq SmallCap Market under the symbol “NVTL.” Prior to April 8, 2003, our common stock was listed on The Nasdaq National Market. There is no public trading market for either our Series A convertible preferred stock or our Series B convertible preferred stock. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported on Nasdaq, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
2003
First quarter	$1.33	$0.60
Second quarter	$4.00	$0.82
Third quarter	$7.45	$2.40
Fourth quarter	$7.00	$4.90

2002
First quarter	$25.50	$9.15
Second quarter	$12.75	$1.65
Third quarter	$6.00	$1.50
Fourth quarter	$3.45	$0.90

On March 2, 2004 the closing price per share of our common stock was $18.11, as reported by Nasdaq. At March 2, 2004 there were approximately 146 holders of record of our common stock, three holders of record of our Series A convertible preferred stock and six holders of record of our Series B convertible preferred stock. No cash dividends were declared or paid in 2003 on any shares of our capital stock.

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

Recent Sales of Unregistered Securities

In September and December of 2003, we issued and sold 804,167 and 402,083 shares of our common stock, respectively, pursuant to the exercise of common stock purchase warrants held by two investors who participated in the private placement transactions that we completed on March 12 and May 14, 2003. The exercise price per share was $0.70 and each holder delivered the required cash consideration to us at the time of exercise. At the time of each common stock issuance, the shares were restricted securities whose resale was not then subject to an effective registration statement.

We believe that each issuance described immediately above was exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act), by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. Neither the offering nor the securities issued in connection therewith involved any underwriter. Moreover, neither the offering nor the common stock issuances involved any general solicitation or advertising, and we attached appropriate legends to the stock certificates that we consequently issued. Prior to issuance, each offeree executed and delivered to us an investor questionnaire on which each represented to us that it was an accredited investor within the meaning of Rule 501 of Regulation D and that each was acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data presented below for each of the years ended December 31, 2003, 2002 and 2001, and the consolidated balance sheet data at December 31, 2003 and 2002 are derived from our Consolidated Financial Statements that have been included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 and consolidated balance sheet data at December 31, 2001, 2000, and 1999 are derived from audited consolidated financial statements not included in this Form 10-K.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue	$33,815	$28,872	$43,643	$61,154	$9,556
Cost of revenue	27,891	26,894	77,439	59,588	11,955

Gross margin (loss)	5,924	1,978	(33,796)	1,566	(2,399)

Operating expenses:
Research and development	5,987	13,416	20,836	13,488	3,717
Sales and marketing	2,558	4,640	12,262	18,262	4,480
General and administrative	3,647	5,717	7,837	5,027	4,443
Restructuring and impairment charges	828	2,650	7,050	—	—
Amortization of deferred stock compensation	738	3,556	10,360	12,833	220

Total operating expenses	13,758	29,979	58,345	49,610	12,860

Loss from operations	(7,834)	(28,001)	(92,141)	(48,044)	(15,259)
Other income (expense) net	(3,804)	(317)	1,264	1,120	(3,210)

Net loss	$(11,638)	$(28,318)	$(90,877)	$(46,924)	$(18,469)

Net loss applicable to common stockholders	$(16,030)	$(53,481)	$(91,038)	$(50,776)	$(19,873)

Net loss per common share:
Basic and diluted	$(2.05)	$(10.47)	$(25.11)	$(48.65)	$(30.64)

Weighted average shares outstanding	7,817,539	5,106,681	3,626,258	1,043,605	648,561

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and restricted cash	$4,577	$1,676	$29,229	$66,826	$25,455
Working capital (deficiency)	2,258	(2,143)	15,227	67,479	15,769
Total assets	24,421	24,047	59,909	110,824	38,118
Long-term obligations, net of current portion	—	38	4,171	205	106
Convertible and redeemable preferred stock	354	665	161	—	43,805
Stockholders’ equity (deficit)	8,636	6,501	25,427	79,222	(31,128)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this report. This report contains certain forward-looking statements relating to future events or our future financial performance. These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks related to our business and future operating performance, see the discussion under the caption “Item 1. Business—Risks Related to Our Business” and under the caption “Factors Which May Influence Future Results of Operations” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products includes wireless data modems and software for laptop PCs, embedded wireless modules for original equipment manufacturers, or OEMs, and ruggedized wireless data modems for public safety and telemetry applications. Through the integration of our hardware and software, our products are designed to operate on a majority of global wireless networks and provide mobile subscribers with secure and convenient access to data including corporate, public and personal information through the Internet and enterprise networks. We also offer software engineering and design services to our customers to facilitate the use of our products.

Historically, we have incurred substantial costs to develop our technology and products, and to recruit and train personnel for our product development and sales and marketing departments. In the past, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred losses in each quarter since inception. During 2003, we incurred a net loss applicable to common shareholders of $16.0 million (see reconciliation of net loss to net loss applicable to common shareholders in note 7 to our audited consolidated financial statements included in this report). As of December 31, 2003, we had an accumulated deficit of $246.4 million and working capital of $2.3 million.

Since our inception in 1996, we have been focused on the development and commercialization of technologies that allow for wireless access to data. We expanded our operations in advance of the launch of several new products in the late 1990s through 2001. Beginning in 2001, in response to the decline in the telecommunications industry, we implemented an operational and organizational restructuring to increase operating efficiency and conserve working capital. These restructuring activities included facility consolidations, reduction of employee staff, consultants and temporary labor and critical assessments of asset impairment and obsolete inventory. For 2003, 2002 and 2001, we incurred restructuring and impairment charges of approximately $800,000, $2.7 million and $7.1 million, respectively.

Beginning in early 2003, we also began aggressively pursuing the development of innovative 3G products, refocused our research and development efforts on sales driven customer needs and focused our sales, marketing and distribution efforts on large wireless operators and related companies.

These efforts have contributed to an increase in our gross margin from a negative $33.8 million for 2001 to a positive gross margin of $5.9 million in 2003, and an improvement in our gross margin as a percentage of total revenue from negative 77.4% in 2001 to positive 17.5% in 2003. We also reduced our operating loss from $92.1 million for 2001 to an operating loss of $7.8 million for 2003.

Factors Which May Influence Future Results of Operations

We intend to continue executing on a plan to improve our operating results and financial condition. The plan includes strengthening sales initiatives, improving gross margins and continuing to cut other costs as a percentage of sales. We have entered into and expect to continue to enter into new customer contracts for the development and supply of our products and this may place significant demands on our resources.

Revenue.    We believe that our revenue growth will be influenced largely by the speed and breadth of the increase in demand for wireless access to data through the use of next generation networks including demand for 3G products and 3G data access services, particularly in Europe, North America and Asia, customer acceptance for our new products that address these markets, and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	demand for broadband access to networks;

•	use of the Internet;

•	rate of change to new products;

•	loss of significant customers;

•	drop in demand for CDMA and UMTS/GPRS products; and

•	change in technologies.

We began shipping our first 3G products in December 2003 and anticipate introducing additional 3G products in 2004. In the future, we also expect to enter into customer contracts for development services, but not at significant levels in relation to total revenue.

Cost of Revenue.    We currently outsource all of our manufacturing operations to LG Innotek. All costs associated with LG Innotek are included in our cost of revenue. Cost of revenue also includes warranty costs, royalty payments based on a percentage of revenue, operations group expenses, costs related to development services and costs related to inventory adjustments, including for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. During 2003, 2002, and 2001, we recorded inventory write-downs of $2.0 million, $2.5 million, and $16.2 million, respectively, due to the decrease in demand for our products. During 2002, we sold $1.5 million in inventory that had previously been written down. We expect to continue to outsource our manufacturing operations, and as our business grows we expect our manufacturing activity to increase.

Operating Expenses.    Many of our products target wireless operators and other customers in Europe, North America and Asia. If these markets continue to grow as expected, we will likely develop new products to serve these markets, resulting in increased research and development expenses associated with such new product development. We have in the past and expect to continue in future periods to incur these expenses in periods prior to recognizing revenue from these contracts. In addition, the portion of our revenue derived from international sales may increase, requiring an expansion of our sales and marketing efforts in these markets.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include inventory adjustments for excess and obsolete balances, allowance for doubtful accounts receivable, the use of option pricing models to establish values of equity instruments issued in non-monetary transactions with non-employees, useful lives and realizability of long–lived assets and estimates for costs recorded in restructuring accruals.

Revenue Recognition.    Our revenue is generated from the sale of our broadband wireless access solutions to wireless operators, OEM customers, VARs and distributors. Revenue from product sales services is recognized upon the latest of transfer of title or shipment of the product to the customer. We record deferred revenue for cash payments received from customers in advance of product shipments. We establish reserves for estimated product returns allowances in the period in which revenue is recognized. In estimating our future product returns, we consider various relevant factors, including our stated return policies and practices and our historical trends. We believe that our revenue recognition policy is consistent with SEC guidance and in accordance with accounting principles generally accepted in the United States.

For our fixed price development services contracts, we recognize revenue as services are rendered using labor output measures or the achievement of milestones as indicators of progress. Total estimated costs are based on management’s assessment of costs to complete the project including periodic assessments of the progress achieved and the costs expended to date. To the extent that our estimated costs materially change, our revenue and profit recorded under the associated contract is adjusted accordingly. If total costs of completion are estimated to exceed the contract value, a loss is recognized in the period the loss is identified.

During 2003, we entered into a joint development agreement containing multiple elements with one of our customers including development services and product shipments. Accordingly, we have separated the deliverables into units of accounting and allocated arrangement consideration on these deliverables in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In accordance with EIFT Issue No. 00-21, $6.2 million in cash payments received in 2003 were deferred and will be recognized in revenue when products are shipped or as development services are performed in the future.

Allowance for Doubtful Accounts.    We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, changes in customer payment cycles, and our customer’s credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. To minimize the likelihood of uncollectibility, we review our customers’ credit-worthiness periodically based on independent credit reporting services, our experience with our customers and the economic condition of our customers’ industries. Material differences may result in the amount and timing of expense for any period if we were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances might be required. We have not experienced significant variances in the past between our estimated and actual doubtful accounts and anticipate that we will be able to continue to make reasonable estimates in the future.

Inventory Adjustments.    Inventories are stated at lower of cost (first-in, first-out method) or market. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Write-downs in inventory value depend on various items, including factors related to customer demand as discussed under “Revenues” above, economic and competitive conditions, technological advances or new product introductions by us or our customers that vary from our current expectations.

We believe that the estimates we use in calculating the inventory reserve are reasonable and properly reflect the risk of excess and obsolete inventory. If customer demand for our inventory is substantially different from our estimates, adjustments to our inventory reserve may be required, which could have a material adverse effect on our consolidated financial statements.

Warranty Costs.    We accrue warranty costs based on estimates of future warranty related repairs or rework of products. Our warranty policy generally provides one- or two-year coverage for products following the date of purchase. Our policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. In estimating our future warranty obligations we consider various relevant factors, including the historical frequency of claims and the cost to replace or repair products under warranty. We have not experienced significant variances in the past between our estimated and actual warranty costs. We have not experienced significant warranty expenses to date. Future expenses could be different, depending on the quality of our product design and manufacturing quality.

Valuation of Intangible and Long-Lived Assets.    We periodically assess the impairment of intangible and long-lived assets which requires us to make assumptions and judgments regarding the carrying value of these assets. We consider assets to be impaired if: the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances; the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the asset; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.

Our assessment includes comparing the carrying amounts of intangible and long-lived assets to the fair value, which is determined using a discounted cash flow model. This model requires estimates of our future revenues, profits, capital expenditures, working capital and other relevant factors. We estimate these amounts by evaluating our historical trends, current budgets, operating plans and other industry data. If the assets are considered to be impaired, the impairment charge recognized is the amount by which the asset’s carrying value exceeds its fair value. No impairment was recorded in 2003. During 2002, we recorded an impairment charge in the amount of $870,000 for a software license that was no longer being used as a result of our decision not to pursue further development of the technology related to this license.

The timing and frequency of our impairment test is based on an ongoing assessment of triggering events that could reduce the fair value of our long-lived assets below their carrying value. We will continue to monitor our intangible and long-lived asset balances and conduct formal tests on at least an annual basis or earlier when impairment indicators are present. We believe that the assumptions and estimates we used to value intangible and long-lived assets were appropriate based on the information available to management. The majority of our long-lived assets are being amortized or depreciated over relatively short periods, typically three to five years. This reduces the risk of large impairment charges in any given period. However, most of these assets are associated with technology that changes rapidly and such changes could have an immediate impact on our impairment analysis.

Accrued Restructuring Related Costs.    We estimate amounts for direct costs of our expenses and liabilities related to our restructurings in accordance with the EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” For restructurings initiated after December 31, 2002, we apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The restructuring accrual requires the use of estimates including the amounts of future lease obligations offset by estimated sublease income. Due to our inability to sublease certain facilities, we revised our estimates of future sublease income and recorded additional restructuring charges in 2003, 2002 and 2001. We believe that our assumptions and estimates utilized in the determination of the restructuring accrual were appropriate based on the information available to management. Future revisions, if any, in our estimates of the potential costs or sublease income could materially impact our results of operations and financial position.

Results of Operations

The following table sets forth our consolidated statements of operations expressed as a percentage of revenue for the periods indicated.

	Years Ended December 31,
	2003	2002	2001
	(as a percent of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	82.5	93.1	177.4

Gross margin	17.5	6.9	(77.4)

Operating expenses:
Research and development	17.7	46.5	47.7
Sales and marketing	7.6	16.1	28.1
General and administrative	10.8	19.8	18.0
Restructuring and impairment charges	2.4	9.2	16.2
Amortization of deferred stock compensation	2.2	12.3	23.7

Total operating expenses	40.7	103.9	133.7

Loss from operations	(23.2)	(97.0)	(211.1)

Interest income	0.1	1.0	3.7
Interest expense	(11.6)	(1.9)	(0.8)
Other, net	0.3	—	—

Net loss	(34.4)%	(97.9)%	(208.2)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue.    Revenue for 2003 increased $4.9 million, or 17.0%, to $33.8 million compared to $28.9 million for 2002. The increase was attributable to increased development services revenue of approximately $4.0 million and increased product sales of $900,000. The overall increase in product sales was attributable primarily to higher sales volumes resulting from our introduction of new products and the increased demand for wireless products and wireless access services during 2003. Total revenue recognized for development services during 2003 and 2002 amounted to $5.4 million and $1.4 million, respectively. In 2003, development services revenue increased as a percentage of total revenue due to specific development projects related to the development of our new UMTS products. We do not expect development services revenue to represent a significant percentage of total revenue in the foreseeable future.

Cost of revenue.    Cost of revenue for 2003 increased $1.0 million, or 3.7%, to $27.9 million compared to $26.9 million for 2002. The increase in cost of revenue was attributable to a $2.8 million increase in costs associated with development services and an increase in product royalty costs of approximately $1.2 million, offset by a decrease in manufacturing overhead costs of approximately $1.7 million, a decrease in cost of product sales of approximately $700,000 and a decrease in charges for excess and obsolete inventory of approximately $500,000. Cost of revenue related to products increased as we sold more products, but our costs of revenue increased at a lower rate than our revenue due to our reduced manufacturing costs. Total cost of revenue for development services during 2003 and 2002 amounted to $4.3 million and $1.4 million, respectively.

Gross margin.    Gross margin for 2003 increased by $3.9 million, to $5.9 million compared to $2.0 million for 2002. The increase was primarily attributable to the increase in sales of products with higher margin, an increase in margin on development services revenue and the decrease in manufacturing overhead costs discussed above. Gross margin as a percent of revenue increased to 17.5% for 2003 compared to 6.9% for 2002. The increase in gross margin as a percentage of revenue was primarily attributable to sales of products with higher margin in 2003 as compared to 2002 and higher margin on development services revenue.

Research and development expenses.    Our research and development expenses for 2003 decreased $7.4 million, or 55.0%, to $6.0 million compared to $13.4 million for 2002. The decrease primarily was attributable to a reduction in research and development personnel, resulting in decreases in salary and related expenses of approximately $2.0 million, outside consulting services of approximately $1.0 million, and supplies and equipment, travel and overhead of approximately $2.0 million, in the aggregate. The remaining decrease of approximately $2.3 million was attributable to the reassignment of research and development personnel to customer funded development contracts. Accordingly, $2.3 million is included in cost of revenue for 2003.

Sales and marketing expenses.    Sales and marketing expenses for 2003 decreased $2.1 million, or 45.0%, to $2.6 million compared to $4.6 million for 2002. The decrease was a result of a reduction in sales and marketing personnel during 2003, which reduced salary and related expenses by approximately $700,000. The decrease in personnel also resulted in related cost savings of $1.0 million attributable to a reduction in travel, equipment, consulting and other outside services and overhead. Additionally, advertising and marketing costs were reduced by approximately $400,000.

General and administrative expenses.    General and administrative expenses for 2003 decreased $2.1 million, or 36.0%, to $3.6 million compared to $5.7 million for 2002. The decrease was primarily attributable to a decrease in professional and outside consultant fees of approximately $1.5 million and a reduction in personnel, resulting in a decrease of approximately $600,000 primarily attributable to salary and related expenses, travel and overhead.

Restructuring and impairment charges.    Restructuring and impairment charges for 2003 were $800,000 compared to $2.7 million for 2002. The 2003 charges were comprised of severance payments and other related termination expenses of $300,000, and facility consolidation and lease obligation costs of approximately $500,000. The costs for 2002 were comprised of severance and termination expenses of $800,000, facility consolidation and lease obligation costs of approximately $1.0 million and write-offs related to asset impairments of approximately $1.2 million.

Amortization of deferred stock compensation.    Amortization of deferred stock compensation for 2003 decreased $2.8 million, or 79.0%, to $700,000 compared to $3.6 million for 2002. This decrease was the result of our use of the attribution method of accounting to amortize deferred compensation associated with equity compensation awards in 2000 which results in the majority of this amortization being recognized in the earlier years following the equity grant. The decrease also reflected a reduction in the unamortized portion of the deferred compensation attributable to previously awarded stock options cancelled during 2003 and 2002, totaling $850,000 and $1.1 million, respectively.

Interest income.    Interest income for 2003 decreased by approximately $177,000, or 80.0%, to $44,000 compared to $221,000 for 2002. The decrease was primarily due to a reduction in the average cash balances during the year.

Interest expense.    Interest expense increased by $3.4 million to $3.9 million compared to $538,000 for 2002. The increase was attributable to interest of $3.7 million associated with the convertible notes issued and converted in 2003, net of a decrease in bank finance charges and interest on capital leases. The interest expense associated with the convertible notes was a result of the proceeds of the convertible notes allocated to the beneficial conversion feature and related warrants. Because all the convertible notes were converted into Series B preferred stock during 2003, we recognized interest expense equal to the remaining value of the beneficial conversion feature and related warrants, which otherwise would have been ratably accreted over the term of the notes.

Net loss.    The net loss for 2003 decreased $16.7 million, or 59.0%, to $11.6 million compared to $28.3 million for 2002 for the reasons stated above.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue.    Revenue for 2002 decreased $14.8 million, or 33.9%, to $28.9 million compared to $43.6 million for 2001. The decrease in revenue for 2002 was attributable to lower product sales of $16.0 million and a $1.4 million product return of GPRS units from a European distributor, partially off-set by an increase in non-recurring engineering revenue of $1.2 million, and $1.4 million received in connection with the settlement of claims related to the bankruptcy of Metricom, one of our former customers. The overall decrease in product sales reflected lower volumes of sales attributable to the decline in demand for wireless products and wireless access services over the prior period.

Cost of revenue.    Our cost of revenue for 2002 decreased $50.5 million, or 65.3%, to $26.9 million compared to $77.4 million for 2001. Of the total decrease, $33.5 million was attributable to decreased charges for excess and obsolete inventory, $13.1 million was attributable to reduced product sales, and $3.9 million was attributable to cost savings related to reductions in our manufacturing capacity.

Gross margin.    Our gross margin for 2002 increased by $35.8 million, to $2.0 million compared to negative $33.8 million for 2001. The increase in gross margin was attributable primarily to the lower cost of revenue for 2002 compared to 2001 as described above.

Research and development expenses.    Our research and development expenses for 2002 decreased $7.4 million, or 35.6%, to $13.4 million compared to $20.8 million for 2001. The decrease primarily was attributable to the continued restructuring of our research and development program, including a reduction in research and development personnel, resulting in a decrease in salary and related expenses of approximately $3.4 million, outside consulting services of approximately $1.0 million, and supplies and equipment, travel and overhead of approximately $4.3 million, in the aggregate. An additional $800,000 of the decrease was attributable to the reassignment of research and development personnel to customer funded development contracts. Accordingly, $800,000 is included in cost of revenue for 2002.

Sales and marketing expenses.    Sales and marketing expenses for 2002 decreased $7.6 million, or 62.2%, to $4.6 million compared to $12.3 million for 2001. The decrease was attributable to our continued restructuring, including a reduction in sales and marketing personnel, resulting in decreased in salary and related expenses of approximately $4.5 million and a decrease in advertising and marketing costs of approximately $1.1 million. The decrease in personnel also resulted in related costs savings of $2.0 million attributable to travel, equipment, consulting and other outside services and overhead.

General and administrative expenses.    General and administrative expenses for 2002 decreased $2.1 million, or 27.1%, to $5.7 million compared to $7.8 million for 2001. The decrease was attributable to our continued restructuring, comprised primarily of a reduction in personnel, resulting in a decrease of approximately $2.5 million related to salaries. This decrease was offset by a net increase in other administrative expenses of $400,000 principally related to allocable overhead expense.

Restructuring and impairment charges.    Restructuring and impairment charges for 2002 were $2.7 million compared to $7.1 million for 2001. The costs for 2002 were comprised of severance payments and other related termination expenses of approximately $800,000, facility consolidation and lease obligation costs of approximately $1.0 million and write-offs attributable to asset impairments of approximately $900,000. The costs for 2001 were comprised of severance payments and other related termination expenses of approximately $2.3 million, lease obligation costs on closed facilities of approximately $2.7 million and write-offs attributable to asset impairments of approximately $2.2 million.

Amortization of deferred stock compensation.    Amortization of deferred stock compensation for 2002 decreased $6.8 million or 65.7% to $3.6 million compared to $10.4 million for 2001. This decrease was the result of our use of the attribution method of accounting to amortize deferred compensation associated with equity compensation awards in 2000, and a reduction in the unamortized portion of the deferred compensation attributable to previously awarded stock options cancelled during 2001 and 2002, totaling $1.5 million and $1.1 million, respectively.

Interest income.    Interest income for 2002 decreased by approximately $1.4 million, or 86.2%, to approximately $200,000 compared to $1.6 million for 2001. The decrease was primarily due to a reduction in the cash balances in 2002 compared to 2001.

Interest expense.    Interest expense increased by approximately $210,000 to $540,000 compared to approximately $330,000 for 2002. The increase is attributable to an increase in bank finance charges and interest on capital leases.

Net loss.    The net loss for 2002 decreased $62.6 million, or 69.0%, to $28.3 million compared to $90.9 million for 2001 for the reasons stated above.

Liquidity and Capital Resources

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue and we have sustained substantial losses from operations in each period since our inception and have used substantially all of our available cash resources to fund operations. During 2003, we incurred a net loss of $11.6 million. As of December 31, 2003, we had an accumulated deficit of $246.4 million, working capital of $2.3 million and approximately $3.9 million in cash and cash equivalents.

We have funded our operations primarily through sales of our equity and debt securities, and to a lesser extent through capital lease arrangements and borrowings under our line of credit. To date, net proceeds from these transactions have totaled approximately $168.9 million, including net proceeds from our initial public offering in the fourth quarter of 2000 of $57.2 million, net proceeds of approximately $25.9 million from the private placement of our Series A redeemable convertible preferred stock in December 2001, net proceeds of approximately $2.4 million from the common stock private placement in September 2002, and net proceeds of $2.6 million from the private placement of Series B convertible preferred stock in 2003, including the related convertible notes and common stock purchase warrants.

During 2003, we received aggregate proceeds of approximately $2.5 million in connection with the issuance of 2,370,732 shares of common stock upon the exercise of certain outstanding warrants.

Historical Cash Flows

Net cash used in operating activities.    Net cash used in operating activities decreased by $28.3 million to approximately $400,000 for 2003 from approximately $28.7 million for 2002. This decrease was primarily attributable to the reduction in our net loss from $28.3 million in 2002 compared to $11.6 million in 2003 and an increase of $5.2 million in advanced payments received and recorded in deferred revenue. The 2003 net loss includes a $3.7 million non-cash accretion of interest expense on the convertible notes and a $700,000 non-cash charge for deferred stock-based compensation expense related to stock options issued to employees during 2000. This increase was offset by an increase in accounts receivable of $2.3 million, an increase in restricted cash of approximately $500,000 and a decrease in inventory purchase commitments of approximately $500,000.

Net cash used in investing activities.    Net cash used in investing activities for 2003 was approximately $300,000, consistent with the net cash used in investing activities in 2002. This net activity was the result of an increase of $321,000 related to the proceeds from the sale of property and equipment and reduced capitalized software development costs of $100,000, offset by an increase in the purchase of licensed technologies of approximately $400,000.

Net cash provided from financing activities.    Net cash provided by financing activities during 2003 was $3.0 million, compared to $1.5 million for 2002. The cash provided from financing activities in 2003 was primarily attributable to the net proceeds of $1.5 million from the private placement of our Series B preferred stock and related common stock purchase warrants, the private placement of $1.1 million of notes convertible into shares of Series B preferred stock and related common stock purchase warrants, and proceeds from the exercise of common stock options and warrants of $2.8 million.

Current Sources of Capital and Liquidity

As of December 31, 2003, we had working capital of $2.3 million and approximately $3.9 million in cash and cash equivalents. In January 2004, we completed the private placement of 1,142,855 shares of common stock and common stock purchase warrants resulting in net proceeds of approximately $7.5 million.

We are party to an accounts receivable purchase facility with a bank which allows us to borrow up to the lesser of $6.7 million or 75.0% of certain eligible accounts receivable balances. This facility bears interest at 1.5% per month when utilized. The facility is secured by substantially all of our assets. As of December 31, 2003, no borrowings were outstanding under this facility. The amount available under this facility at December 31, 2003 was approximately $6.3 million. The facility expires in November 2004.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at December 31, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by Fiscal Year
	2004	2005	2006	2007	Thereafter	Total
Capital lease and other obligations	$84,000	$—	$—	$—	$—	$84,000
Operating leases	1,195,000	751,000	626,000	469,000	—	3,041,000
Committed purchase orders	6,820,000	—	—	—	—	6,820,000

Total contractual cash obligations	$8,099,000	$751,000	$626,000	$469,000	$—	$9,945,000

Other Liquidity Needs

During the next twelve months we plan to incur approximately $3.0 million to $5.0 million for the acquisition of additional licenses and for capital expenditures. In addition, certain of our operating leases related to consolidated facilities obligate us to pay an aggregate of approximately $1.2 million over the next four years.

The following table displays the activity and balances of the restructuring accrual from January 1, 2002 to December 31, 2003:

	Employee Termination	Facility Consolidation	Asset Impairments	Total
2002
Balance—January 1, 2002	$184,000	$1,215,000	$365,000	$1,764,000
Charges	778,000	1,002,000	870,000	2,650,000
Cash payments	(867,000)	(981,000)	—	(1,848,000)
Asset impairments	—	—	(1,235,000)	(1,235,000)

Balance—December 31, 2002	$95,000	$1,236,000	$—	$1,331,000

2003
Charges	$336,000	$492,000	$—	$828,000
Cash payments	(431,000)	(597,000)	—	(1,028,000)
Foreign exchange loss	—	91,000	—	91,000

Balance—December 31, 2003	$—	$1,222,000	$—	$1,222,000

Our outstanding shares of 6.5% Series A preferred stock and 8.0% Series B preferred stock do not require the payment of cash dividends. Our Series A preferred stock includes a redemption feature effective on the seventh anniversary of its issuance (December 2008) and each of our Series A preferred stock and Series B preferred stock is redeemable upon a change of control of the Company, including the acquisition by a person or group of beneficial ownership of more than 50.0% of our voting power. However, our authorized capital includes unissued “blank check” preferred stock, the issuance of which may be approved by our board of directors without the prior consent of our stockholders and which can be used to effectively prevent a change of control. As a result, we do not expect to redeem any of our Series A or Series B preferred stock in the foreseeable future. However, in the event our board of directors approves a merger or does not otherwise act to prevent a change of control through the use of our authorized and unissued preferred stock, the redemption features could be triggered. As of December 31, 2003, our total redemption obligation would have equaled $6.0 million.

We believe that our available cash reserves, including net proceeds of approximately $7.5 million received in January 2004 in connection with our recent private placement, together with our budgeted operating cash flows, will be sufficient to fund operations, including the expansion of our sales and marketing team, the further development of our new products and the related increase in our general and administrative expenses, and to satisfy our working capital requirements and anticipated capital expenditures for the next twelve months. We expect that one of our significant sources of funds in the future will be our operating cash flow. Our future revenue is dependent on us fulfilling our commitments in accordance with agreements with a small number of major customers. Our liquidity could be impaired if there is any interruption to our business operations or a failure to generate additional revenue from new or existing products.

Backlog

We believe that backlog is not a meaningful indicator of our future business prospects due to the large volume of products delivered to wireless operators, who in turn sell our products to their customers, and our dependency on evolving wireless network standards. Therefore, we believe that backlog information is not material to an understanding of our overall business.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity. SFAS No. 150 requires those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of SFAS No. 150 did not have any impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies the financial accounting and reporting requirements, originally established in SFAS No. 133, for derivative instruments and hedging activities. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under SFAS No. 133. The adoption of this statement has not had any impact on our operating results or financial position.

In November 2002, the EITF issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to revenue arrangements entered into after June 15, 2003. We adopted the provisions of EITF Issue No. 00-21 as of July 1, 2003 and have applied the provisions to our subsequent Joint Development and Supply Agreements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses the consolidation of certain entities (variable interest entities, or VIE’s) in which an enterprise has a controlling financial interest through other than voting interests. FIN 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity. FIN 46 was effective for VIE’s entered into prior to February 1, 2003 in periods beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial condition or results of operations. In January 2004, the FASB issued a revision to FIN 46 (FIN 46R), to clarify some requirements and add new scope exceptions. The revised guidance is effective for the first reporting period beginning after December 15, 2003. The adoption of the provisions of FIN 46R is not expected to have any impact on our consolidated financial condition or results of operations.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2003 our cash and short-term investments totaled $3.9 million. We generally place our cash and short-term investments in high-credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the income we earn on our investments and therefore impact our cash flows and results of operations.

Borrowings under our accounts receivable purchase facility with Silicon Valley Bank bear interest at a variable rate based on the U.S. prime rate of interest. As of December 31, 2003 we owed no amounts under this facility.

Foreign Currency Exchange Rate Risk

Substantially all of our sales to date have been denominated in U.S. dollars. As a result, we do not experience any significant foreign currency gains or losses related to our revenues.

In 2003, however, approximately 23.1% of our revenue was derived from transactions with customers outside the United States and we expect this percentage to grow in 2004. To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products relatively more expensive in international markets.

A portion of our expenses, exclusively related to our R&D facility in Calgary, Alberta, Canada, are denominated in Canadian dollars while our functional currency is the U.S. dollar. In 2003, as a result of the appreciation of the Canadian dollar relative to the U.S. dollar, we realized foreign currency losses of approximately $100,000. In the event the Canadian dollar continues to appreciate in 2004 we will experience additional foreign currency losses. Holding all other variables constant and on a hypothetical basis, a further 10% increase in the value of the Canadian dollar against the U.S. dollar over 2004 would result in approximately $300,000 in foreign currency losses for the year. Conversely, a 10% decrease over 2004 would result in approximately $300,000 in foreign currency gains for the year.

We will continue to monitor our exposure to foreign currency fluctuations and although we have never used financial hedging techniques to date, we may use them in the future to minimize the effect of these fluctuations. Nevertheless, we cannot assure you that these fluctuations will not adversely affect our results of operations in the future.

Item 8.    Financial Statements and Supplementary Data

The index to our Consolidated Financial Statements and the Independent Auditors’ Report appears in Part IV of this Form 10-K.

Item 9.    Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

On July 17, 2002, our Board of Directors of the Company, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP (“Arthur Andersen” or “AA”) as our independent public accountants and engaged KPMG LLP (“KPMG”) to serve as our independent auditors.

Arthur Andersen’s reports on the Company’s Consolidated Financial Statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

There have been no disagreements with our independent auditors on accounting and financial disclosures.

Item 9A.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, including internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. For example, a company’s operations may change over time, such as the result of new or discontinued lines of business and management must periodically modify a company’s internal controls and procedures to timely match these changes in its business. And, in the end, all controls and procedures are necessarily subject to the judgment of management in evaluating the design and cost benefit relationship of possible controls and procedures, and the judgment of company personnel in their application.

As of December 31, 2003, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting or identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following sets forth certain biographical information concerning each of our directors and our executive officers as of March 15, 2004.

Identification of Directors

Name	Age	Position with the Company	Director Since
Mark Rossi	47	Chairman of the Board	1999
Robert H. Getz	41	Director	1999
Peter V. Leparulo	44	Director, Chief Executive Officer	2003
Peng K. Lim	40	Director	2001
Daniel E. Pittard	54	Director	2002
Horst J. Pudwill	58	Director	2003
David A. Werner	51	Director	2004

Mark Rossi has served as the chairman of our board since January 2003 and as a director since December 1999. Mr. Rossi has served as managing director of Cornerstone Equity Investors, LLC, a private equity investment firm that specializes in technology and telecommunications, business service and healthcare information investments, since December 1996. Prior to joining Cornerstone, Mr. Rossi served as the president of Prudential Equity Investors, Inc., a private equity investment firm, from June 1994 to December 1996. Mr. Rossi also serves as a director of Maxwell Technologies, Inc., a diversified technology products and services company, as well as several other private companies. Mr. Rossi holds a Bachelor of Arts degree from Saint Vincent College and a Master of Business Administration degree in finance from the Kellogg School of Management at Northwestern University.

Robert H. Getz has served as a director since December 1999. Mr. Getz has been a managing director of Cornerstone Equity Investors, LLC, a private equity investment firm that specializes in technology and telecommunications, business service and healthcare information investments, since December 1996. Prior to joining Cornerstone, Mr. Getz served as a managing director of Prudential Equity Investors, Inc., also a private equity investment firm, from February 1987 to December 1996. Mr. Getz also serves as a director of several private companies, including Centurion Wireless Technologies, Inc., a designer and manufacturer of antenna and power solutions for the wireless device industry. Mr. Getz holds a Bachelor of Arts degree from Boston University and a Master of Business Administration degree in finance from the Stern School of Business at New York University.

Peter V. Leparulo has served as a director since May 2003 and as our chief executive officer since January of 2003. Prior to that time, he was our senior vice president, general manager, CDMA operations since May 2001. From September 2000 to May 2001, he served as our senior vice president, corporate and strategic development and general counsel. From June 1998 until September 2000, Mr. Leparulo was a senior partner at the law firm of Orrick, Herrington & Sutcliffe LLP, where he specialized in corporate finance, mergers and acquisitions, securities, intellectual property and general corporate matters. Prior to joining Orrick, Mr. Leparulo was a partner at the law firm of Pillsbury Madison & Sutro LLP, from January 1992 until June 1998, and an associate at that firm from October 1989 until January 1992. He holds a Bachelor of Science degree from Colgate University and a Juris Doctor from Case Western Reserve University.

Peng K. Lim has served as a director since May 2001. Mr. Lim has served as the president and chief executive officer of TapWave, Inc., a mobile solutions company, since May 2001. Prior to that time, Mr. Lim served as vice president, worldwide product development of Palm, Inc., a handheld and wireless computer company, from April 1999 to May 2001. Prior to that time, Mr. Lim served as vice president of engineering of Fujitsu Personal Systems, a pen-based and wireless computer company and a wholly-owned subsidiary of Fujitsu Limited, from June 1997 to March 1999. From July 1996 to June 1997, Mr. Lim was an engineering platform director for Texas Instruments, Incorporated, a semiconductor company. Mr. Lim currently serves on the board of directors of inViso Inc., a web hosting and design company. Mr. Lim holds a Bachelor of Science degree and a Master of Science degree in Electrical Engineering from University of Windsor and a Master of Engineering Management from Northwestern University. Mr. Lim also completed the Stanford Executive Program for Growing Companies at Stanford University.

Daniel Pittard has served as a director since November 2002. Since November 1999, Mr. Pittard has served as chairman and chief executive officer of ideaEDGE Ventures LLC, a venture development firm assisting companies in the creation and launching of new mobile Internet endeavors, products and services. Prior to co-founding ideaEDGE Ventures, he was senior vice president, strategy and new ventures for Gateway, Inc., a computer manufacturer, from October 1998 to June 1999, where he was chief strategy officer responsible for business development, acquisitions and new ventures. His earlier experience includes serving as a partner at McKinsey & Company, group vice president at Amoco Corporation and senior vice president and general manager for Pepisco, Inc. He received a Masters in Business Administration from Harvard University and a Bachelor of Science from Georgia Institute of Technology.

Horst J. Pudwill has served as a director since July 2003. Since 1985, Mr. Pudwill has served as founder, chairman and chief executive officer of Techtronic Industries Co., Ltd., a Hong Kong-based global manufacturer of industry leading brands in power tools, lawn and garden equipment, and floor care appliances. Mr. Pudwill co-founded Novatel Wireless and previously served on our board from 1996 until 2000. Mr. Pudwill received a Master’s Degree in Commerce and Engineering from Technical College, Flensburg, Germany and a degree in Engineering from Technical College, Verden, Germany.

David A. Werner has served as a director since January 2004. Mr. Werner currently is a partner at Engineered Components, an acquisition and business development company serving the engineered components market, which he joined in 2002. Prior to Engineered Components, Mr. Werner served as executive vice president and chief financial officer of Day Runner, Inc. from 1999 to 2002. Prior to that, Mr. Werner was executive vice president and member of the board of directors for Kaynar Technologies, Inc., a specialty component manufacturer, from 1994 to 1999. Mr. Werner is a Certified Public Accountant and received both a Bachelor of Science in business administration and a Masters in Business Administration from the University of Southern California.

During the first quarter of 2004, two of our directors resigned from our board of directors. Mr. David Oros, a director since 2000, resigned in February 2004 and Mr. Steven Sherman, a director since 1996, resigned in March 2004, in each case not because of any disagreements concerning our operations, policies or practices.

Identification of Executive Officers

Name	Age	Position with the Company
Peter V. Leparulo	44	Chief Executive Officer and Director
Robert M. Hadley	40	Vice President, Sales and Marketing
Dan L. Halvorson	38	Vice President, Finance, Chief Accounting Officer and Treasurer
Patrick J. O’Bright	40	Vice President, Operations and General Manager
Slim S. Souissi	39	Vice President, Chief Technology Officer

Peter V. Leparulo has served as our chief executive officer since January 2003. Biographical information regarding Mr. Leparulo is set forth above under “Identification of Directors.”

Robert M. Hadley has served as our vice president of sales and marketing since January 2003. Prior to that time, he served as our vice president of strategic accounts from April 2001 to December 2002. Before joining us, Mr. Hadley was vice president sales for e-SIM Ltd., a provider of advanced simulation technology for product development. Prior to that Mr. Hadley held various senior sales and marketing positions inside Aonix, a Thomson Software company providing IT solutions for corporate enterprise reporting and lifestyle software development markets, where he rose to the position of vice president of marketing. Mr. Hadley holds a Bachelor of Science degree in Computer Science from San Diego State University.

Dan L. Halvorson has served as our vice president of finance, chief accounting officer and treasurer since January 2004. Prior to that time, Mr. Halvorson served as our vice president of finance and treasurer since September 2001 and as director of finance and treasurer since joining us in March 2000. From January 1998 through March 2000, Mr. Halvorson was director of finance at Dura Pharmaceuticals. Mr. Halvorson is a Certified Public Accountant and holds a Bachelor of Science degree from San Diego State University.

Patrick J. O’Bright has served as our vice president of operations and general manager since January 2003. From September 2000 until January 2003, he was our director of CDMA strategy. From May 1999 until September 2000, he was a program manager at Motorola, Inc. From August 1998 to May 1999, he worked in manufacturing operations with QUALCOMM, Incorporated. Mr. O’Bright received a Bachelor of Science degree from the State University of New York after which he served in the United States Navy for approximately 11 years.

Slim S. Souissi has served as our vice president and chief technology officer since October 2002. Prior to that time, he served as our vice president of emerging technologies from December 2001 to October 2002 and as our principal research scientist from May 2000 to December 2001. Prior to joining us, Dr. Souissi was principal staff engineer in Motorola’s research and development operation from November 1994 to May 2000. Dr. Souissi earned a Ph.D. and a Master’s Degree in Electrical Engineering from the Georgia Institute of Technology, a Master’s Degree in Digital Signal Processing from the Ecole Superieure d’Electricite (France) and a Master’s degree in Engineering from the Ecole Superieure d’Ingenieurs de Marseille (France). In addition, Dr. Souissi holds 26 U.S. patents, all related to wireless technology.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, certain of our officers (as defined in regulations issued by the SEC), and persons who beneficially own more than ten percent of any class of any equity security of ours which is registered pursuant to Section 12 of the Exchange Act, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our securities.

To our knowledge, based solely on a review of the copies of such reports furnished to us and representations made to us that no other reports were required during 2003, we believe that all Section 16(a) filing requirements were complied with by our officers, directors and greater than 10% shareholders except that the initial Form 3 filings required of Bay Investments Ltd., Mutual Trust Management (Bermuda) Ltd., Soen Lee and Sofaer Capital, Inc. were filed late.

Code of Ethics

We have adopted a code of ethics that applies to all our officers and employees. A copy of the code of ethics is available, without charge, upon request, by addressing your request to: Corporate Secretary, Novatel Wireless, Inc., 9255 Towne Centre Drive, San Diego, CA 92121. We will disclose any amendments to our code of ethics and all waivers from any provisions of our code of ethics granted to any of our executive officers on our website at www.novatelwireless.com.

Audit Committee

Our board of directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, consisting of directors Rossi, Getz and Werner, as chairman. Our board has determined that audit committee chairman David Werner, an independent member of our board of directors, is an audit committee financial expert within the meaning of Rule 4350 of the National Association of Securities Dealers, Inc. and the SEC guidelines.

Item 11.    Executive Compensation

The following table sets forth the salary, bonus and other compensation paid for 2001, 2002 and 2003 with respect to our Chief Executive Officer, our former Chief Executive Officer, and our former Senior Vice President, Finance, Chief Financial Officer and Secretary (Named Executive Officers).

Summary Compensation Table

		Annual Compensation				Long-Term Compensation	All Other Compensation
	Year					Securities Underlying Options Granted
		Salary	Bonus(1)	Other Annual Compensation
Peter V. Leparulo(2)	2003	$198,764	$—	$—		771,334	$—
Chief Executive Officer	2002	230,000	—	109,541	(3)	55,331	—
	2001	230,000	28,750	27,244	(3)	—	—

John E. Major(4)	2003	13,585	—	—		—	153,500	(5)
Chairman of the Board, Chief Executive Officer	2002 2001	325,000 325,000	— 81,250	— —		182,380 —	— —

Melvin L. Flowers(6)	2003	198,973	—	—		271,334	—
SVP, Finance, CFO & Secretary	2002	227,500	—	—		55,330	—
	2001	200,000	26,250	—		—	—

(1)	Unless otherwise noted, the amount for any year represents the amount earned in that year, whether or not paid in a subsequent year. The amount of any bonus was determined by the compensation committee of the board of directors and thereafter ratified by the board of directors.
(2)	Mr. Leparulo commenced serving as our chief executive officer as of January 13, 2003, prior to which he was our senior vice president, general manager, CDMA operations.
(3)	Represents relocation and temporary living expenses paid by us.
(4)	Mr. Major ceased serving as our chief executive officer as of January 13, 2003.
(5)	Represents severance and related legal fees paid to Mr. Major in connection with the termination of his employment.
(6)	Mr. Flowers ceased serving as our senior vice president, finance, chief financial officer and secretary as of December 31, 2003.

Option Grants in Last Fiscal Year

We granted options to purchase a total of 1,042,668 shares to the Named Executive Officers during 2003. During the same period, we granted options to purchase up to a total of 2,139,010 shares of common stock to other employees at exercise prices equal to the fair market value of the common stock on the date of grant, as quoted on The Nasdaq Stock Market. The options granted to the Named Executive Officers during 2003 vest at the rate of 20% on the six month anniversary of the vesting commencement date, and  1/30 th of the balance each month thereafter. All these options automatically vest upon a change in control of our company. In addition, the options granted to Mr. Leparulo automatically vest in the event we were to terminate Mr. Leparulo’s employment for any reason other than cause.

Option Grants in Last Fiscal Year

	Individual Grants
	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	Grant Date Present Value $(1)
Peter V. Leparulo	771,334	24.24%	(2)	(2)	$652,953
John E. Major	—	—	—	—	—
Melvin L. Flowers	271,334	8.53	2.65	(3)	569,910

(1)	The grant date present value was determined using a Black-Scholes option pricing model with the following assumptions: expected volatility of 123.0%, risk free rate of return of 3.0%, no dividend yield and an expected term of four years.

(2)	Mr. Leparulo received two separate option grants during 2003. Options to purchase an aggregate of 744,024 shares of common stock were granted at an exercise price of $1.01 per share and expire May 7, 2013. Options to purchase an aggregate of 27,310 shares of common stock were granted at an exercise price of $2.65 per share and expire June 26, 2013.

(3)	Effective upon Mr. Flowers’ resignation on December 31, 2003, all his then unvested options were automatically cancelled.

Aggregated Option Exercises in Fiscal Year 2003 and Fiscal Year-End Option Values

The Named Executives Officers did not exercise any stock options during 2003. The following table sets forth certain information concerning unexercised options held by the Named Executive Officers at December 31, 2003.

	Number of Shares Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options at December 31, 2003
	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter V. Leparulo	327,416	539,249	$1,361,107	$2,543,132
John E. Major(1)	—	—	—	—
Melvin L. Flowers(2)	132,083	—	289,036	—

(1)	Mr. Major ceased serving as our chief executive officer as of January 13, 2003. As a consequence, unvested and unexercisable options to purchase up to 222,869 shares of common stock then held by Mr. Major were automatically cancelled on January 13, 2003. Mr. Major’s remaining 161,946 vested options were exercisable through April 13, 2003, but all such options expired unexercised on that date.

(2)	Mr. Flowers ceased serving as our senior vice president, finance, chief financial officer and secretary as of December 31, 2003. As a consequence, unvested and unexercisable options to purchase up to 234,581 shares of common stock then held by Mr. Flowers were automatically cancelled on December 31, 2003. Mr. Flowers’ remaining vested options are exercisable through March 30, 2004.

The value of unexercised in-the-money options represents the positive spread between the exercise price of the stock options and the fair market value of our common stock including such options (calculated using the closing sales price of our common stock on December 31, 2003 of $5.99 as reported on The Nasdaq SmallCap Market).

401(k) Plan

Our 401(k) plan covers employees located in the United States. The 401(k) plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Consequently, contributions to the 401(k) plan by employees or by us, and the investment earnings on these contributions, are not taxable to employees until withdrawn from the 401(k) plan. Further, contributions by us, if any, will be deductible by us when made. Employees may elect to contribute up to 15.0% of their current annual compensation to the 401(k) plan up to the statutorily prescribed annual limit. The 401(k) plan does not currently permit, but may in the future be amended to permit, additional matching contributions to the 401(k) plan by us on behalf of all participants in the 401(k) plan.

Employment Arrangements

In May 2001, we entered into management retention agreements with certain of our executive officers providing for those employees to receive enumerated severance benefits if, within 24 months following a change of control (or at the direction of an acquirer in anticipation of such an event), we were to terminate the employee’s employment other than for cause or disability or if the employee were to terminate his employment with us for good reason. As a condition of the March 12, 2003 financing transaction, we terminated the management retention agreements by mutual agreement with the employees who remained employed by us.

Effective January 13, 2003, our then chief executive officer, John Major, was replaced and his employment was terminated without cause. As as result, pursuant to his employment agreement, he was entitled to receive $325,000 in a lump sum payment. In July 2003, we entered into a separation agreement with Mr. Major pursuant to which we paid him a total of $150,000 in three installments in accord and satisfaction of the amounts payable under the employment agreement or which may have been payable under his management retention agreement.

Compensation Committee Interlocks and Insider Participation

The compensation committee of our board of directors during 2003 was comprised of Messrs. Rossi and Lim. There are no compensation committee interlocks and none of our employees is a member of our compensation committee.

Compensation of Directors

Non-employee directors currently receive $1,500 from us for each board meeting they attend in person ($750 if attendance at such board meeting is via telephone) and $500 for attending each board committee meeting (whether attended in person or via telephone), as well as reimbursement of reasonable expenses incurred in connection with attending those meetings. We do not currently pay our non-employee directors an annual retainer fee. Those of our directors who are also employees of Novatel Wireless are eligible to participate in our stock incentive plan (Incentive Plan) and our employee stock purchase plan (Purchase Plan). Non-employee directors are eligible to participate in the Incentive Plan. Our board adopted the Incentive Plan and the Purchase Plan on July 24, 2000 and our stockholders approved each of them in September 2000. Prior to 2003, each of our then existing non-employee directors had previously received options to purchase 20,000 shares of our common stock. During 2003, our non-employee director compensation policy was revised to provide for all future non-employee directors to receive, upon being appointed to the board, a one-time grant of options to purchase up to 85,000 shares of our common stock. One-fifth of these options vest and become exercisable six months following the date of grant and the remaining balance vests ratably over the following 30 months while service on our board continues. Also during 2003, our existing non-employee directors each received a one-time grant of options to purchase approximately 71,667 shares of our common stock. One-fifth of these options vested and became exercisable on May 20, 2003 with the remaining balance vesting ratably over the following 30 months while service on our board continues. Pursuant to the Incentive Plan, options granted to non-employee directors automatically vest upon a change in control of the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 2, 2004 with respect to the beneficial ownership of our voting securities of (i) each person who, to our knowledge, beneficially owns more than 5% of any class of our voting securities, (ii) each of our directors and Named Executive Officers, individually and (iii) all our directors and executive officers as a group.

We have relied exclusively upon information provided to us by our directors, Named Executive Officers and executive officers and copies of documents that have been filed with the SEC by others for purposes of determining the number of shares of our capital stock each person beneficially owns. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes those persons who have voting or investment power with respect to the subject securities. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our capital stock beneficially owned by them. Percentage ownership in the table below is based on 16,104,906 shares of common stock outstanding on March 2, 2004. Shares of our stock subject to options or warrants that are exercisable within 60 days of March 2, 2004 and shares of our common stock issuable upon conversion of our Series A preferred stock or Series B preferred stock that are issued and outstanding on March 2, 2004 are also deemed outstanding for purposes of calculating the percentage ownership of that person, and if applicable, the percentage ownership of executive officers and directors as a group, but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person.

	Number of Shares Beneficially Owned			Percentage of Class Beneficially Owned
Name and Address of Beneficial Owner(1)	Common	Series A	Series B	Common	Series A	Series B
Bay Investments Ltd.(2) Suite 1806 Central Plaza 18 Harbour Rd Wanchal Hong Kong K3 0000	3,734,463	—	2,352	19.19	—	49.15

Horst J. Pudwill(3)	3,758,263	—	2,352	19.28	—	49.15

Cornerstone Equity Investors, LLC(4) 717 Fifth Avenue, Suite 1100 New York, NY 10022	2,939,120	—	1,176	16.38	—	24.58

Robert Getz(5)	2,983,227	—	1,176	16.58	—	24.58

Mark Rossi(5)	2,983,227	—	1,176	16.58	—	24.58

Entities affiliated with Sofaer Capital, Inc.(6) 16 Ice House Street, 16th floor Central Hong Kong	1,506,601	—	1,054	8.90	—	22.04

Peter Leparulo(7)	520,459	—	59	3.13	—	1.23

Gemini Investors(8) 20 William Street Wellesley, MA 02481	128,165	900	—	*	100	*

Melvin Flowers(9)	38,706	—	—	*	—	—

Daniel Pittard(10)	34,150	—	—	*	—	—

Peng K. Lim(11)	25,163	—	—	*	—	—

David Werner	—	—	—	—	—	—

John Major	—	—	—	—	—	—

All directors and executive officers as a group (11 persons)	7,563,110	31.95

*	Represents less than one percent of the outstanding class of voting securities.

(1)	Unless otherwise indicated, the principal address for each of the persons listed is c/o Novatel Wireless, Inc., 9255 Towne Centre Drive, Suite 225, San Diego, CA 92121.

(2)	Includes 374,370 shares of common stock and 3,360,093 shares of common stock issuable upon conversion of 2,352 shares of Series B preferred stock currently issued and outstanding. Bay Investments Ltd. is the holder of record of these securities. Horst J. Pudwill, one of our directors, exercises voting and investment control over all these securities and disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(3)	Includes those shares identified in footnote (2) above and 23,800 shares of common stock issuable within 60 days of March 2, 2004 upon the exercise of stock options held directly by Mr. Pudwill.

(4)	Includes 1,097,619 shares of common stock, 1,680,043 shares of common stock issuable upon conversion of 1,176 shares of Series B preferred stock and 161,458 shares of common stock issuable upon the exercise of common stock purchase warrants.

(5)	Includes those shares identified in footnote (4) above and 44,107 shares of common stock issuable within 60 days of March 2, 2004 upon the exercise of stock options held directly by each of Mr. Getz and Mr. Rossi upon the exercise of stock options held by each. Mr. Getz, one of our directors, and Mr. Rossi, the Chairman of our Board of Directors, are both managing directors of Cornerstone Equity Investors, LLC. Cornerstone Equity Investors IV, L.P., the record holder of these securities, is an investment fund whose managing general partner is Cornerstone Equity Investors, LLC. Excluding shares issuable upon exercise of stock options, Mr. Getz and Mr. Rossi together with Robert Knox, Dana O’Brien, Steve Larson and Mike Najjar exercise voting and investment control over these securities and each disclaims beneficial ownership except to the extent of his respective pecuniary interest therein.

(6)	Includes 986,089 shares of common stock issuable upon conversion of 690 shares of Series B preferred stock held by Caledonian Bank & Trust Limited, trustee, Sofaer Funds/Sofaer Capital Global Hedge Fund (Sofaer). Also includes 520,512 shares of common stock issuable upon conversion of 364 shares of Series B preferred stock held by RIT Capital Partners, PLC (RIT). Sofaer Capital, Inc. is the investment advisor of each of Sofaer and RIT. Mr. Michael Sofaer exercises voting and investment control over these securities and disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(7)	Represents: 1,105 shares of common stock, 84,003 shares of common stock issuable upon conversion of 59 shares of Series B preferred stock, 20,104 shares of common stock issuable upon the exercise of warrants and 415,247 shares of common stock issuable within 60 days of March 2, 2004 upon the exercise of stock options. Mr. Leparulo is our chief executive officer.

(8)	Includes 74,684 shares of common stock issuable upon conversion of 750 shares of Series A preferred stock and 38,544 shares of common stock issuable upon the exercise of warrants held of record by GMN Investors II, L.P., the managing general partner of which is Gemini Investors. Also includes 14,937 shares of common stock issuable upon conversion of 150 shares of Series A preferred stock held directly by David F. Millet. Voting and investment control over the securities held of record by GMN Investors II, L.P. is shared by David Millet, James Goodman and Jeff Newton and each disclaims beneficial ownership of these securities except to the extent of his respective pecuniary interest therein.

(9)	Represents 38,706 shares of common stock issuable through March 30, 2004 upon the exercise of stock options. Mr. Flowers ceased serving as our senior vice president, finance, chief financial officer and secretary as of December 31, 2003.

(10)	Represents 34,150 shares of common stock issuable within 60 days of March 2, 2004 upon the exercise of stock options. Mr. Pittard is a Novatel Wireless director.

(11)	Represents 25,163 shares of common stock issuable within 60 days of March 2, 2004 upon the exercise of stock options. Mr. Lim is a Novatel Wireless director.

Equity Compensation Plan Information

		(a)	(b)	(c)
Plan category	Name of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	The Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan	3,794,252	$6.22	1,667,991

Equity compensation plans not approved by security holders	None

Total		3,794,252	$6.22	1,667,991

(a)	Our stockholders approved our amended and restated 2000 Stock Incentive Plan in September 2000, immediately prior to our initial public offering in November 2000. The amounts included in this table include options to purchase shares of our common stock that we issued under our predecessor plan, the amended and restated 1997 Employee Stock Option Plan, further grants under which were terminated on November 15, 2000.

(c)	On the first day of each fiscal year while the plan is in effect, shares available for issuance under the plan are added to the plan equal to the lesser of (i) 100,000 shares, (ii) three percent of the shares of our common stock outstanding on the last day of the prior fiscal year, or (iii) such lesser number of shares as our board may determine in its sole discretion.

Item 13.    Certain Relationships and Related Transactions

Series B Financing.    In March and May of 2003, we entered into a series of agreements with a group of investors in connection with the private placement of approximately $6.7 million of convertible debt and convertible equity securities and common stock purchase warrants. See Footnote 7 to the Financial Statements for a summary of this transaction. Cornerstone Equity Investors, LLC, a greater than 5% stockholder of ours, participated in this financing. Robert Getz and Mark Rossi, two of our directors, are each managing directors of Cornerstone. Cornerstone invested $1 million in the convertible debt and equity securities that we issued and also received warrants to purchase up to 402,083 shares of our common stock. Peter V. Leparulo, our chief executive officer since January of 2003, purchased $50,000 of the convertible debt and equity securities and warrants to purchase up to 21,427 shares of common stock.

In the past, we have sold products to and purchased products from AirLink Communications, Inc., whose chairman and principal stockholder is Mr. Steven Sherman, a former member of our board of directors and a current Novatel Wireless stockholder. During 2003, our sales to AirLink were $61,000 and our purchases from AirLink totaled $59,000. At December 31, 2003, AirLink owed us $496,000 for past purchases. On March 11, 2004, the remaining $496,000 of the AirLink indebtedness was settled in full by AirLink through cash payments to us of $213,000 with the remaining balance settled primarily by an offset of trade payables that we owed to AirLink as a result of our own purchases in the ordinary course from AirLink, including purchases by us in 2004 totaling $208,000. Also, effective March 11, 2004, AirLink’s chairman of the board, Mr. Steven Sherman, resigned as a member of our board of directors.

We sell products to a subsidiary of Chinatron Group Holdings Limited. Mr. Horst J. Pudwill, one of our directors and principal stockholders, is also a director and stockholder of Chinatron. In addition, the chairman and chief executive officer of Chinatron participated in the Series B financing described above. Sales to Chinatron for the year ended December 31, 2003 were $702,000.

Item 14.    Principal Accounting Fees and Services

Fees Billed by Independent Public Auditors

The aggregate fees billed by KPMG LLP, our independent public auditors, for 2003 and 2002 are as follows:

	Fees Paid
	2003	2002
Audit Fees(1)	$205,000	$177,600
Audit-Related Fees(2)	55,500	6,800
Tax Fees(3)	—	—
All Other Fees(4)	—	—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our Consolidated Financial Statements and are not reported under “Audit Fees.” For 2003, this category includes fees for consultations in connection with financings, registration statement filings with the SEC, and consultation on various accounting matters.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. We do not use KPMG for our tax compliance needs.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

Audit Committee Authorization of Audit and Non-Audit Services

The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual audit of our consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Exchange Act to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during our fiscal year ended December 31, 2003 as required by the Sarbanes-Oxley Act. The Audit Committee has considered whether the provision of the non-audit services is compatible with maintaining the independent auditors’ independence, and has concluded that, in its opinion, the activities performed by KPMG on our behalf are compatible with maintaining the independence of such auditors.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a) 1. Index to Consolidated Financial Statements

See Index to Consolidated Financial Statements and financial statement schedules.

(a) 2. Index to Financial Statement Schedules

The following Financial Statement Schedules for the years ended December 31, 2003, 2002 and 2001 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.

Schedule	Page
Schedule II—Valuation and Qualifying Accounts	F-33

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(a) 3. Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

3.1(1)	Certificate of Incorporation.

3.2(4)	Certificate of Designation of Series A Convertible Preferred Stock.

3.3(1)	Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(4)	Specimen Series A Convertible Preferred Stock Certificate.

4.3(4)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series A Convertible Preferred Stock Financing.

4.4(5)	Warrant to Purchase Stock, issued in connection with the Company’s facility with Silicon Valley Bank.

4.5(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s 1999 Series B Convertible Preferred Stock Financing.

4.6(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series C Convertible Preferred Stock Financing.

4.7(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Debenture Financing.

4.8(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series D Convertible Preferred Stock Financing.

4.9(7)	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.10(7)	Form of Secured Convertible Subordinated Note issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.11(7)	Form of Secured Convertible Subordinated Note issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.12(7)	Form of Common Stock Purchase Warrant issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

Exhibit Number	Description

4.13(7)	Form of Security Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.14(7)	Form of Certificate of Designation with respect to Series A Convertible Preferred Stock.

4.15(7)	Form of Certificate of Designation with respect to Series B Convertible Preferred Stock.

4.16(7)	Form of Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

10.1(3)	1997 Stock Incentive Plan, as Amended and Restated.

10.2(6)	2000 Stock Incentive Plan, as Amended and Restated.

10.3(3)	2000 Employee Stock Purchase Plan.

10.4(2)	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among Novatel Wireless, Inc. and some of its stockholders.

10.5(2)	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among Novatel Wireless, Inc. and some of its stockholders.

10.6(2)	Form of Indemnification Agreement between Novatel Wireless, Inc. and each of its officers and directors.

10.7(5)	Loan and Security Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.

10.8(5)	Silicon Valley Bank Registration Rights Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.

10.9(6)	Silicon Valley Bank Antidilution Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.

10.10(2)	Real Property Sublease dated as of July 7, 2000, by and between Sicor Inc. (formerly Gensia Sicor, Inc.) and Novatel Wireless, Inc., for 9360 Towne Centre Drive, San Diego, California.

10.11(2)	Real Property Lease, dated as of February 1, 1997, by and between Novatel Wireless Technologies Ltd. and Sun Life Assurance Company of Canada, for 6715 8th St., N.E., Calgary, Alberta.

*10.12(2)	Employment Agreement, dated as of July 24, 2000, by and between Novatel Wireless, Inc. and John Major.

*10.13(2)	Employment Agreement, dated as of August 21, 1996, by and among Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and Ambrose Tam.

10.14(6)	Form of Change of Control Letter Agreement, dated as of May 11, 2001, by and between Novatel Wireless, Inc. and several executives of Novatel Wireless, Inc.

10.15(2)	Standard Manufacturing Agreement, dated as of August 8, 2000, by and between Novatel Wireless, Inc. and Solectron de Mexico, S.A. de C.V.

10.16(2)	First Amendment to Employment Agreement, dated as of September 22, 2000, by and among Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and Ambrose Tam.

10.17(6)	Settlement Agreement and Mutual General Release, dated as of January 12, 2002 by and between Novatel Wireless, Inc. and Sanmina-SCI Corporation and Sanmina Canada ULC.

10.18(6)	Security Agreement, dated as of January 12, 2002 executed by Novatel Wireless, Inc. in favor of Sanmina-SCI Corporation.

10.19(6)	Amendment to the Loan and Security Agreement, dated as of November 21, 2002, by and between the Company and Silicon Valley Bank.

Exhibit Number	Description

10.20	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Financing Transaction.

10.21	Registration Rights Agreement entered into in connection with the Company’s January 2004 Financing Transaction.

10.22	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Financing Transaction.

21	Subsidiaries of Novatel Wireless, Inc.

23.1	Consent of KPMG LLP, Independent Auditors.

23.2	Notice regarding consent of Arthur Andersen LLP.

24	Power of Attorney (See signature page).

31.1	Certification of our Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-53692), filed January 12, 2001.
(4)	Incorporated by reference to the Company’s current report on Form 8-K, filed January 18, 2002.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended.

(6)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

(7)	Incorporated by reference to the Company’s current report on Form 8-K, filed March 28, 2003.

*	Management contract or compensation plan or arrangement.

(b) Reports on Form 8-K

Current report on Form 8-K, furnished pursuant to Items 7 and 9 on October 27, 2003, announcing financial results for the third quarter of 2003 and included in the press release related thereto.

Supplemental Information

No Annual Report to Stockholders or Proxy materials have been sent to stockholders as of the date of this report. The Annual Report to Shareholders and Proxy material will be furnished to our stockholders subsequent to the filing of this report and we will furnish such material to the SEC at that time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2004	NOVATEL WIRELESS, INC.

	By:	/s/ PETER V. LEPARULO
Peter V. Leparulo Chief Executive Officer

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Peter V. Leparulo and Dan L. Halvorson, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER V. LEPARULO Peter V. Leparulo	Chief Executive Officer (Principal Executive Officer)	March 11, 2004

/s/ DAN L. HALVORSON Dan L. Halvorson	Vice President, Finance, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 11, 2004

/s/ ROBERT H. GETZ Robert H. Getz	Director	March 11, 2004

/s/ PENG K. LIM Peng K. Lim	Director	March 11, 2004

/s/ DANIEL E. PITTARD Daniel E. Pittard	Director	March 11, 2004

/s/ HORST J. PUDWILL Horst J. Pudwill	Director	March 11, 2004

/s/ MARK ROSSI Mark Rossi	Director	March 11, 2004

S-1

Signature	Title	Date

/s/ DAVID A. WERNER David A. Werner	Director	March 11, 2004

S-2

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$3,942,000	$1,571,000
Restricted cash	635,000	105,000
Accounts receivable, net of allowance for doubtful accounts of $311,000 in 2003 and $333,000 in 2002	8,986,000	6,937,000
Accounts receivable — related parties (Note 12)	399,000	276,000
Inventories	2,349,000	4,250,000
Prepaid expenses and other	1,378,000	1,561,000

Total current assets	17,689,000	14,700,000

Property and equipment, net	1,915,000	4,101,000
Intangible assets, net	4,629,000	5,054,000
Other assets	188,000	192,000

	$24,421,000	$24,047,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,730,000	$6,919,000
Accrued expenses	1,179,000	1,266,000
Inventory purchase commitments	—	3,983,000
Borrowings under line of credit	—	2,234,000
Restructuring accrual	1,222,000	1,331,000
Deferred revenues	6,218,000	977,000
Current portion of capital lease obligations	82,000	133,000

Total current liabilities	15,431,000	16,843,000

Capital lease obligations, net of current portion	—	38,000

Convertible and redeemable Series A preferred stock, 1,025 in 2003 and 3,675 in 2002 shares issued and outstanding (Notes 6 and 7)	354,000	665,000

Commitments and contingencies (Notes 3 and 10)

Stockholders’ equity:
Convertible Series B preferred stock, par value $.001, 2,000,000 shares authorized, 4,899 (2003) and 0 (2002) shares issued and outstanding (Note 7)	—	—
Common stock, par value $.001, 50,000,000 shares authorized, 12,737,640 (2003) and 6,984,823 (2002) shares issued and outstanding	13,000	7,000
Additional paid-in capital	255,212,000	238,640,000
Deferred stock compensation	(142,000)	(1,729,000)
Accumulated deficit	(246,447,000)	(230,417,000)

Total stockholders’ equity	8,636,000	6,501,000

	$24,421,000	$24,047,000

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
Revenue	$33,052,000	$28,825,000	$39,996,000
Revenue — related parties (Note 12)	763,000	47,000	3,647,000

Total revenue	33,815,000	28,872,000	43,643,000

Cost of revenue	27,251,000	26,862,000	74,671,000
Cost of revenue — related parties	640,000	32,000	2,768,000

Total cost of revenue	27,891,000	26,894,000	77,439,000

Gross margin	5,924,000	1,978,000	(33,796,000)

Operating costs and expenses:
Research and development	5,987,000	13,416,000	20,836,000
Sales and marketing	2,558,000	4,640,000	12,262,000
General and administrative	3,647,000	5,717,000	7,837,000
Restructuring and impairment charges	828,000	2,650,000	7,050,000
Amortization of deferred stock compensation(*)	738,000	3,556,000	10,360,000

Total operating costs and expenses	13,758,000	29,979,000	58,345,000

Operating loss	(7,834,000)	(28,001,000)	(92,141,000)

Other income (expense):
Interest income	44,000	221,000	1,598,000
Interest expense (Note 7)	(3,939,000)	(538,000)	(332,000)
Other income (expense), net	91,000	—	(2,000)

Net loss	$(11,638,000)	$(28,318,000)	$(90,877,000)
Accretion of dividends and beneficial conversion features pertaining to preferred stock (Note 6 and 7)	(4,392,000)	(25,163,000)	(161,000)

Net loss applicable to common stockholders	$(16,030,000)	$(53,481,000)	$(91,038,000)

Weighted average shares used in computation of basic and diluted net loss per common share	7,817,539	5,106,681	3,626,258

Basic and diluted net loss per common share	$(2.05)	$(10.47)	$(25.11)

(*) Amortization of deferred stock compensation:
Cost of revenue	$51,000	$363,000	$1,884,000
Research and development	131,000	307,000	1,068,000
Sales and marketing	135,000	316,000	1,039,000
General and administrative	421,000	2,570,000	6,369,000

	$738,000	$3,556,000	$10,360,000

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2001			3,586,722	4,000	183,350,000	(18,234,000)	(85,898,000)	79,222,000
Exercise of stock options and warrants			42,809		504,000			504,000
Deferred compensation adjustment for stock options cancelled					(1,533,000)	1,533,000
Amortization of deferred compensation						10,360,000		10,360,000
Shares issued under employee stock purchase plan			13,386		171,000			171,000
Accretion of dividends on Series A convertible and redeemable preferred stock							(50,000)	(50,000)
Imputed value of beneficial conversion feature relating to the issuance of Series A convertible and redeemable preferred stock					21,338,000			21,338,000
Imputed value of warrants issued in conjunction with Series A convertible and redeemable preferred stock					4,512,000			4,512,000
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants							(105,000)	(105,000)
Amortization of offering costs for Series A convertible and redeemable preferred stock							(6,000)	(6,000)
Imputed value of warrants issued in conjunction with obtaining line of credit					358,000			358,000
Net loss							(90,877,000)	(90,877,000)

Balance, December 31, 2001			3,642,917	4,000	208,700,000	(6,341,000)	(176,936,000)	25,427,000
Shares issued under the Sanmina settlement agreement (Note 10)			333,333		5,400,000			5,400,000
Shares repurchased under the Sanmina settlement agreement (Note 10)			(133,333)		(1,600,000)			(1,600,000)
Exercise of stock options and warrants			18,268		239,000			239,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Deferred compensation adjustment for stock options cancelled					(1,056,000)	1,056,000
Amortization of deferred compensation						3,556,000		3,556,000
Shares issued under employee stock purchase plan			23,127		135,000			135,000
Accretion of dividends on Series A convertible and redeemable preferred stock							(1,132,000)	(1,132,000)
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants							(22,656,000)	(22,656,000)
Amortization of offering costs for Series A convertible and redeemable preferred stock							(1,375,000)	(1,375,000)
Conversion of Series A convertible and redeemable preferred stock into shares of common stock			2,114,848	2,000	24,425,000			24,427,000
Issuance of common stock, net of issuance costs			985,663	1,000	2,397,000			2,398,000
Net loss							(28,318,000)	(28,318,000)

Balance, December 31, 2002			6,984,823	7,000	238,640,000	(1,729,000)	(230,417,000)	6,501,000
Exercise of stock options and warrants			2,408,489	3,000	2,791,000			2,794,000
Deferred compensation adjustment for stock options cancelled					(849,000)	849,000
Amortization of deferred compensation						738,000		738,000
Shares issued under employee stock purchase plan			16,372		15,000			15,000
Accretion of dividends on Series A convertible and redeemable preferred stock							(164,000)	(164,000)
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants							(2,310,000)	(2,310,000)
Amortization of offering costs for Series A convertible and redeemable preferred stock							(142,000)	(142,000)

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Conversion of Series A convertible and redeemable preferred stock into shares of common stock			253,299		2,926,000			2,926,000
Conversion of secured subordinated convertible promissory notes into shares of Series B preferred stock	4,721				4,721,000			4,721,000
Issuance of Series B preferred stock, net of issuance costs	2,050				1,522,000			1,522,000
Imputed value of beneficial conversion feature relating to the issuance of convertible notes payable					3,594,000			3,594,000
Warrants issued in connection with convertible notes payable					79,000			79,000
Imputed value of beneficial conversion feature relating to the issuance of Series B preferred stock					1,581,000		(1,581,000)
Conversion of Series B preferred stock into shares of common stock	(2,068)		3,074,657	3,000	(3,000)
Accretion of dividends on Series B preferred stock	196				195,000		(195,000)
Net loss							(11,638,000)	(11,638,000)

Balance, December 31, 2003	4,899		$12,737,640	$13,000	$255,212,000	$(142,000)	$(246,447,000)	$8,636,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(11,638,000)	$(28,318,000)	$(90,877,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,689,000	4,615,000	4,713,000
Provision for bad debt	148,000	39,000	41,000
Inventory write-offs	1,960,000	2,506,000	16,210,000
Asset impairments		870,000	2,241,000
Gain on sale of property and equipment	(309,000)
Accretion of interest expense on convertible notes	3,715,000
Amortization of deferred compensation for stock options issued below fair value	738,000	3,556,000	10,360,000
Warrants issued in connection with convertible notes	79,000
Amortization of deferred financing costs in conjunction with line of credit		328,000	30,000
Changes in assets and liabilities:
Restricted cash	(530,000)	(5,000)	(100,000)
Accounts receivable	(2,197,000)	(270,000)	1,346,000
Accounts receivable — related parties	(123,000)	502,000	6,668,000
Inventories	(59,000)	(286,000)	(9,557,000)
Prepaid expenses and other assets	(208,000)	305,000	2,032,000
Accounts payable	(189,000)	(5,402,000)	(11,508,000)
Accrued expenses	(87,000)	(1,327,000)	(2,505,000)
Inventory purchase commitment	(478,000)	(6,366,000)	15,749,000
Restructuring accrual	(109,000)	(101,000)	1,432,000
Deferred revenues	5,241,000	641,000	(1,660,000)

Net cash used in operating activities	(357,000)	(28,713,000)	(55,385,000)

Cash flows from investing activities:
Purchases of property and equipment	(225,000)	(198,000)	(5,887,000)
Proceeds from sale of property and equipment	321,000
Purchases of licensed technologies	(395,000)		(2,188,000)
Capitalized software development costs		(102,000)	(2,265,000)

Net cash used in investing activities	(299,000)	(300,000)	(10,340,000)

Cash flows from financing activities:
Proceeds from / (payments on) line of credit	(2,234,000)	674,000	1,560,000
Net proceeds from issuance of convertible and redeemable Series A preferred stock			25,850,000
Offering costs for convertible and redeemable Series A preferred stock		(232,000)

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2003	2002	2001
Net proceeds from issuance of Series B convertible preferred stock	1,522,000
Proceeds from exercise of stock options and warrants	2,793,000	239,000	504,000
Proceeds from shares issued under the employee stock purchase plan	15,000	135,000	171,000
Repurchase of common stock under Sanmina Settlement Agreement		(1,600,000)
Net proceeds from the issuance of common stock		2,398,000
Net proceeds from the issuance of convertible notes payable	1,095,000
Payments under capital lease obligation	(164,000)	(159,000)	(57,000)

Net cash provided by financing activities	3,027,000	1,455,000	28,028,000

Net increase (decrease) in cash and cash equivalents	2,371,000	(27,558,000)	(37,697,000)
Cash and cash equivalents, beginning of year	1,571,000	29,129,000	66,826,000

Cash and cash equivalents, end of year	$3,942,000	$1,571,000	$29,129,000

Supplemental disclosures of non-cash investing and financing activities:
Accretion of dividends on Series A convertible and redeemable preferred stock	$164,000	$1,132,000	$50,000
Amortization of offering costs for Series A convertible and redeemable preferred stock	142,000	1,375,000	6,000
Deferred compensation adjustment for stock options cancelled	849,000	1,056,000	1,533,000
Issuance of convertible notes payable to settle the inventory purchase commitments liability	3,505,000
Deemed dividend for the imputed value assigned to the beneficial conversion feature on conversion of the Convertible Notes to Series B preferred stock and related common warrants	1,581,000
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants	2,310,000	22,656,000	105,000
Common stock issued for settlement of inventory purchase commitment		5,400,000
Conversion of Series A convertible and redeemable preferred stock into shares of common stock	2,926,000	24,427,000
Conversion of convertible notes payable into Series B preferred stock	4,721,000
Imputed value assigned to beneficial conversion feature on convertible notes payable	3,594,000
Accretion of dividends on Series B preferred stock	195,000
Fixed assets retired against restructuring accrual		365,000
Cashless exercise of warrants			150,000
Capital lease obligation	75,000
Warrants granted in connection with line of credit, net			328,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$145,000	$108,000	$222,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Significant Accounting Policies

Novatel Wireless, Inc., a Delaware corporation (the “Company”) was founded in 1996 and is headquartered in San Diego, California. The Company is a provider of wireless broadband access solutions for the worldwide mobile communications market. The Company’s broad range of products include wireless data modems and software for laptop PCs, embedded wireless modules for original equipment manufacturers, or OEMs, and ruggedized wireless data modems for public safety and telemetry applications. Through the integration of the Company’s hardware and software, the Company’s products are designed to operate on a majority of global wireless networks and provide mobile subscribers with secure and convenient access to data including corporate, public and personal information through the Internet and enterprise networks. The Company also offers software engineering and design services to the Company’s customers to facilitate the use of the Company’s products.

The Company’s subsidiaries include wholly owned Novatel Wireless Solutions, Inc., incorporated in Delaware, and wholly owned Novatel Wireless Technologies Ltd. (“NWT”), incorporated in Alberta, Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of Novatel Wireless, Inc. and its wholly owned subsidiaries Novatel Wireless Solutions, Inc. and NWT.

All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior years’ financial statements to conform to the presentation for the year ended December 31, 2003.

Stock Split

On October 29, 2002, a 1-for-15 reverse stock split that had been approved by the Company’s stockholders became effective. All references in the consolidated financial statements to number of shares outstanding, price per share, and per share amounts have been retroactively restated to reflect the reverse stock split for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include inventory valuation, the use of option pricing models to establish values of equity instruments, the valuation of long – lived assets and restructuring accruals.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Cash and cash equivalents consist of money market and mutual funds and are recorded at market value, which approximates cost. Cash on hand was $3.9 million at December 31, 2003 and $1.6 million at December 31, 2002.

Restricted Cash

Restricted cash includes $570,000 and $50,000 at December 31, 2003 and 2002, respectively, serving as collateral for the letters of credit relating to certain operating leases. The Company also had $65,000 and $55,000 at December 31, 2003 and 2002, respectively, of restricted cash deposits serving as collateral for the Company’s purchase card and merchant service program.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transfers of Financial Assets

During 2001 the Company adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 applies a financial-components approach that focuses on control, whereby after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control is surrendered and de-recognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under the provisions of SFAS No. 140, the Company’s activities in relation to their receivable sale agreement with its credit facility, as discussed in Note 5, are subject to these reporting standards.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method. Test equipment, computer equipment and purchased software, furniture and fixtures and product tooling are depreciated over lives ranging from two to five years and leasehold improvements are depreciated over the shorter of the related lease period or useful life. Amortization of assets held under capital leases is included in depreciation expense.

Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing property and equipment are capitalized and depreciated. Upon retirement or disposition of property and equipment, any resulting gain or loss is recognized in the consolidated statement of operations.

Intangible Assets

Intangible assets include the costs of non-exclusive and perpetual worldwide software technology licenses and software development costs. License costs are amortized on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 7 years and are amortized as the Company’s products are sold. Software development costs for products sold (primarily firmware embedded in the Company’s products) incurred after technological feasibility is established are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Capitalized software development costs are amortized when products are available for general release to customers, using the greater of the amount computed using (a) the ratio that current gross revenues for the products bear to the total of current and anticipated future gross revenues for those products or (b) the straight-line method over the estimated useful lives of the products, which is currently five years.

Long-Lived Assets

The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets, including fixed and intangible assets, to determine whether impairment of these assets has occurred or whether a revision to the related amortization periods should be made. This evaluation is based on management’s projections of the discounted future cash flows associated with each class of asset. If management’s evaluation indicates that the carrying values of these assets are impaired, such impairment is recognized by a reduction of the applicable asset carrying value to its estimated fair value and expensed through operations. See Note 3 for Asset Impairment discussions.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company’s revenue is generated from the sale of wireless modems to wireless operators, OEM customers, VARs and distributors and from development services contracts. Revenue from product sales is recognized upon the latest of transfer of title or shipment of the product to the customer. The Company records deferred revenue for cash payments received from customers in advance of when revenue recognition criteria are met. The Company grants price protection provisions to certain customers and tracks pricing and other terms offered to customers buying similar products to assess compliance with these provisions. To date, the Company has not incurred material price protection expenses. The Company establishes reserves for estimated product returns allowances in the period in which revenue is recognized. In estimating future product returns, the Company considers various relevant factors, including the Company’s stated return policies and practices and historical trends. The Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”), as amended by SAB No. 104, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.

For our fixed price development services contracts, the Company recognizes revenue as services are rendered using labor output measures or the achievement of milestones as indicators of progress. Total estimated costs are based on management’s assessment of costs to complete the project including periodic assessments of the progress achieved and the costs expended to date. To the extent that estimated costs materially change, revenue and profit recorded under the associated contract is adjusted accordingly. If total costs of completion are estimated to exceed the contract value, a loss is recognized in the period the loss is identified. Total revenue recognized for development services during 2003, 2002 and 2001 amounted to $5.4 million, $1.4 million and $400,000, respectively. Total costs of revenue incurred for development services in 2003, 2002, 2001 amounted to $4.3 million, $1.4 million and $320,000, respectively. The Company expects that, going forward, the level of engineering services revenue, as a percentage of total revenue, will not be significant.

During 2003, the Company entered into a joint development agreement containing multiple elements with one of its customers. These elements include development services and product shipments. Accordingly, the Company has separated its deliverables into units of accounting and recognized revenue on these deliverables, consistent with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, $6.2 million in cash payments received in 2003 were recorded as deferred revenue, which will be recognized as revenue when products are shipped or as services are rendered in the future.

Research and Development Costs

Research and development costs are expensed as incurred and consist of employee salaries and related costs, costs paid to third-party contractors and consultants, expendable equipment costs and equipment depreciation. Research and development costs also include allocations of corporate overhead expenses, consisting primarily of facilities costs. Revenue is recorded for research and development efforts that are reimbursed under development services contracts with the related costs reclassified as cost of revenues.

Warranty Costs

The Company accrues warranty costs based on estimates of future warranty related repairs or rework of products and services. The Company’s warranty policy generally provides one or two-year coverage for product following the date of purchase. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. In estimating its future warranty obligations the Company considers various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, the Company has elected to account for costs of stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25. Additionally, the Company discloses the pro forma effect on net loss and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation (see Note 8). The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS No. 123 and related interpretations. The weighted average fair value of the options granted during fiscal 2003, 2002 and 2001 was estimated as $1.89, $5.49 and $17.73, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 123%, 116% and 104% for fiscal 2003, 2002 and 2001, respectively, risk-free interest rates between 3.0% and 6.45% and expected lives of four to five years.

Had compensation expense been determined based on the fair values at the dates of grant for the years ended December 31, 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss per share would have been reported as the pro forma amounts indicated below:

	Year Ended December 31,
	2003	2002	2001
Net loss applicable to common stockholders, as reported	$(16,030,000)	$(53,481,000)	$(91,038,000)
Net loss applicable to common stockholders, pro forma	$(19,454,000)	$(58,763,000)	$(97,728,000)
Net loss per share, as reported	$(2.05)	$(10.47)	$(25.11)
Net loss per share, pro forma	$(2.49)	$(11.51)	$(26.95)

Based on announcements made by the Financial Accounting Standards Board, the Company expects to be required to use the fair value method to account for all stock based compensation beginning sometime in 2005.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computation of Net Loss Per Share

SFAS No. 128, “Earnings Per Share,” requires companies to compute basic and diluted per share data for all periods for which a statement of operations is presented. Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that were outstanding for the periods presented. Potentially dilutive securities consisting of options, warrants and convertible and redeemable preferred stock were not considered in the calculation of diluted earnings per share, as their impact would be antidilutive. For the periods presented, there is no difference between basic and diluted net loss per share. The difference between net loss and net loss applicable to common stockholders consists of accretion of dividends on convertible and redeemable preferred stock and amortization of offering costs for convertible and redeemable preferred stock. (see Note 7)

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts receivable, accounts receivable – related parties, accounts payable and accrued expenses approximate their fair value due to their short-term nature. The Company performs credit evaluations of key customers and management believes it is not exposed to significant credit risk on its accounts receivable in excess of established reserves. The carrying amount of the line of credit approximates fair value based on borrowing rates currently available to the Company. The fair value of the beneficial conversion on the Series A and Series B preferred stock and related common stock warrants issued were determined using the closing price of the Company’s common stock at the date of issuance.

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

Recent Accounting Pronouncements

In May 2003, FASB issued SFAS No. 150 “ Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No.150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity. SFAS No. 150 requires those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this SFAS and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value or other measurement attribute required by this statement. The adoption of SFAS No. 150 did not have any impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies the financial accounting and reporting requirements, originally established in SFAS No. 133, for derivative instruments and hedging activities. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under SFAS No. 133. The adoption of this statement has not had any impact on the Company’s operating results or financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s consolidated financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses the consolidation of certain entities (variable interest entities, or VIE’s) in which an enterprise has a controlling financial interest through other than voting interests. FIN No. 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity. FIN 46 was effective for VIE’s entered into prior to February 1, 2003 in periods beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations. In January 2004, the FASB issued a revision to FIN 46 (FIN 46R), to clarify some requirements and add new scope exceptions. The revised guidance is effective for the first reporting period beginning after December 15, 2003. The adoption of the provisions of FIN 46R is not expected to have any impact on the Company’s consolidated financial condition or results of operations.

In November 2002, the EITF issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to revenue arrangements entered into after June 15, 2003. Novatel adopted the provisions of EITF Issue No. 00-21 as of July 1, 2003. During 2003, the Company entered into a joint development agreement containing multiple element arrangements with one of its customers. Accordingly, the Company has recognized revenue for the related services and product sales in accordance with the provisions of EITF Issue No. 00-21.

2.    Recent Operational Developments

Operational Overview

The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each year since inception. As of

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, the Company had an accumulated deficit of $246.4 million and working capital of $2.3 million. During the year ended December 31, 2003, the Company incurred a net loss applicable to common stockholders of $16.0 million. Also during 2003, the Company raised additional equity and debt financing of $5.4 million and, subsequent to December 31, 2003, an additional $7.5 million in equity financing was raised (See Note 7). At December 31, 2003, the Company had approximately $3.9 million in cash and cash equivalents. There were no outstanding borrowings under the line of credit as of December 31, 2003. Management intends to continue executing a plan to improve the Company’s operating results and financial condition. The plan includes strengthening sales initiatives, improving gross margins and continuing to cut other costs as a percentage of sales.

On August 1, 2003, the Company and Lucent Technologies, Inc. (“Lucent”) amended an existing joint development agreement and an existing supply agreement between them pertaining to UMTS technology products. As amended, the contracts provide that, subject to certain terms, conditions and limitations, Lucent could place significant purchase orders over the period of the contract, which commenced in the fourth quarter of 2003. Although management is confident of the Company’s ability to generate future profitable sales of UMTS, CDMA and GPRS products, there can be no assurance that the sales of these products will be made at volumes sufficient to generate enough cash flow to cover the Company’s operating expenses. Failure to generate significant revenue from new or existing products, whether due to lack of market acceptance, problems associated with initial production of new products, competition, technological change or the inability to reduce manufacturing and/or operating costs, will further adversely impact the Company’s cash flows, financial condition and results of operations.

3.    Restructuring Charges and Asset Impairments

As a result of the adverse economic developments in the Company’s industry sector, the Company has continuously reduced its operating costs, primarily through employee layoffs and facility consolidations, throughout 2001, 2002 and 2003. Consequently, restructuring charges have been recorded totaling $828,000 in 2003, $2.7 million in 2002 and $7.1 million in 2001. There were 12 employee separations during 2003, 33 employee separations during 2002 and 183 employee separations during 2001. During 2002, the Company recorded an impairment charge in the amount of $870,000 for a software license that was no longer being used as a result of the Company’s decision not to pursue further development of the technology related to this license.

The following table displays the activity and balances of the restructuring accrual from January 1, 2002 to December 31, 2003:

	Employee Termination	Facility Closings	Asset Impairments	Total
2002
Balance – January 1, 2002	$184,000	$1,215,000	$365,000	$1,764,000
Charges	778,000	1,002,000	870,000	2,650,000
Cash payments	(867,000)	(981,000)	—	(1,848,000)
Asset impairments	—	—	(1,235,000)	(1,235,000)

Balance – December 31, 2002	$95,000	$1,236,000	$0	$1,331,000

2003
Charges	$336,000	$492,000	—	$828,000
Cash payments	(431,000)	(597,000)	—	(1,028,000)
Foreign exchange loss	—	91,000	—	91,000

Balance – December 31, 2003	$0	$1,222,000	$0	$1,222,000

Cash payments for facility consolidations of $1.2 million are expected to be paid ratably over the next 45 months.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Financial Statement Details

Inventories

Inventories consist of the following:

	December 31,
	2003	2002
Finished goods	$1,576,000	$3,036,000
Raw materials and components	773,000	1,214,000

	$2,349,000	$4,250,000

The Company determined that certain components in inventory were impaired due to low demand for the product. In 2003, the Company recorded charges for an additional $2.0 million for excess and obsolete raw material components and finished goods. All inventory write-downs are classified in “Cost of revenue” in the accompanying consolidated statements of operations.

During 2002, the Company recorded a charge to write-off $2.5 million of raw material components and finished goods on hand that were considered excess or obsolete, which was offset by $1.5 million for the sale of inventory that had been previously written-off, resulting in a net write-off of $1.0 million.

During 2001, the Company recorded charges to write-off $34.5 million of excess or obsolete inventory on hand and under purchase commitments.

Property and Equipment

Property and equipment consists of the following:

	December 31,
	2003	2002
Test equipment	$6,860,000	$8,240,000
Computer equipment and purchased software	5,219,000	6,259,000
Furniture and fixtures	1,075,000	1,433,000
Product tooling	1,405,000	1,560,000
Leasehold improvements	316,000	554,000

	14,875,000	18,046,000
Less – accumulated depreciation and amortization	(12,960,000)	(13,945,000)

	$1,915,000	$4,101,000

Depreciation expense was $2,474,000, $3,841,000 and $4,596,000 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, assets held under capital leases had a net book value of $82,000 and $123,000, respectively, net of accumulated amortization of $564,000 and $480,000, respectively.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible assets consists of the following:

	December 31,
	2003	2002
CDMA licenses	$2,906,000	$2,561,000
UMTS / GPRS licenses	3,829,000	3,384,000

	6,735,000	5,945,000
Less – accumulated amortization	(2,106,000)	(891,000)

	$4,629,000	$5,054,000

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2003	2002
Royalties	$493,000	$112,000
Payroll and related	442,000	641,000
Product warranty and sales returns reserve	25,000	206,000
Professional fees	75,000	69,000
Other	144,000	238,000

	$1,179,000	$1,266,000

5.    Line of Credit

Effective in November 2002, the Company’s credit facility with a bank was amended to allow the Company to borrow up to the lesser of $5 million or 65% of eligible accounts receivable balances. In April 2003, this facility was amended to include an accounts receivable purchase facility pursuant to which the Company may factor at any given time up to 75% of certain accounts receivable invoices, up to a maximum of $3 million in combined invoices. In October of 2003, the facility was amended such that only certain accounts receivable may be purchased up to a maximum aggregate amount of $6 million and the 65% of eligible accounts receivable portion of the agreement was terminated. In December 2003, the remaining accounts receivable purchase facility was amended again to increase the borrowing availability to $6.7 million and to extend the expiration date to November 2004. This credit facility bears interest at 1.5% per month when utilized. As of December 31, 2003, no borrowings were outstanding under this facility. The amount available under this facility at December 31, 2003 was approximately $6.3 million.

In connection with initially entering into this facility, the Company issued warrants to purchase 58,762 shares of the Company’s common stock at an exercise price of $7.06, as adjusted to date to reflect dilutive equity issuances made subsequent to November 2001, the initial date of the facility. The fair value of the warrants totaling $358,000 was amortized as interest expense over the initial 12-month term of the facility. These warrants expire on November 29, 2008 and may be exercised using a cashless exercise feature in which the number of shares issued would be calculated by dividing the intrinsic value of the warrants on the date of exercise by the fair market value of a share of common stock on the date of exercise. In February 2004, all these warrants were exercised.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Convertible and Redeemable Preferred Stock

In December 2001, the Company received aggregate net proceeds of approximately $25.9 million, from the issuance of 27,172 shares of Series A convertible and redeemable preferred stock (“Series A preferred stock”), which are convertible at any time and without the need to pay any additional consideration into Common Shares (2,356,893 as of December 31, 2001). Warrants to acquire 705,765 common shares (the “Investor Warrants”) were issued in conjunction with the Series A preferred stock shares. All of the securities sold in the 2001 Private Placement were sold solely to accredited investors, as defined in Rule 501 of Regulation D pursuant to the Securities Act of 1933, as amended. Each share of Series A preferred stock is entitled to receive cumulative dividends at a rate of 6.5% per annum. In addition, each share of Series A preferred stock is entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends thereon. The Series A preferred shares are convertible, at the option of the holder at any time, at a conversion price of $11.55 per share. As of December 31, 2003, 26,147 shares of Series A preferred stock had been converted into 2,368,147 shares of common stock, and there were 1,025 Series A preferred stock shares outstanding, which are convertible into 100,990 common shares including accumulated dividends to date thereon which are payable in the form of additional shares of common stock at the time of conversion.

The conversion price per common share of $11.55 represents a 13.5% discount from the average quoted per share price of the common stock for the 20 trading-day period ending December 12, 2001, the day the commitment letter for the offering of the Series A preferred stock was executed. On the date of issuance of the Series A preferred stock the difference between the conversion price per common share and the closing price of the Company’s common stock amounted to $6.75 per share. As a result of this difference, the Company recorded the sale of preferred stock and issuance of warrants measured at fair value pursuant to the guidance in SFAS No. 123 and EITF 00-27. The Company used the fair value method in determining the value of the beneficial conversion feature at the date of issuance of approximately $21.4 million. Pursuant to SFAS 123, the Company measured the fair value of the warrants issued in conjunction with the Series A preferred stock at the date of issuance to be approximately $4.5 million. The terms of the Series A preferred stock include a redemption feature effective on a change of control or the seventh anniversary of the issuance (December 2008), in each case provided there are funds legally available for such purpose, and a conversion discount from fair market value of the common stock at the time of issuance. Accordingly, the value of the discount plus the value of the detachable warrants will be ratably accreted as dividends during the seven-year period until the redemption rights are effective, or immediately in the period in which conversion occurs. Because the Series A Preferred Stockholders have the right to require the Company to redeem the shares on the seventh anniversary of the issuance (December 2008) or otherwise the shares are not included as a component of stockholders’ equity.

7.     Stockholders’ Equity

Recent Financing

The Company has sustained substantial losses from operations in each period since its inception and has used substantially all of its available cash resources to fund the operating losses.

In January 2004, the Company successfully raised aggregate net proceeds of approximately $7.5 million, net of fees to the placement agent and offering costs, from the issuance of 1,142,855 shares of Common Stock. Warrants to acquire 228,565 common shares at a price of $8.83, expiring on January 15, 2009, were also issued in conjunction with this offering.

As part of management’s plan to improve the Company’s financial condition, on March 12, 2003, following deliberation and approval by the Company’s Board of Directors, the Company entered into a series of agreements, including a Securities Purchase Agreement (the “Purchase Agreement”) with a group of investors (the “Investors”) in connection with the private placement of $3.25 million of convertible debt and equity securities, and the issuance of up to $3.505 million of convertible debt securities in satisfaction of outstanding

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company obligations to a third party. As a result of these agreements, the Company completed the following transactions, which are collectively referred to as the “Private Placement Transactions”:

•	On March 13, 2003, the Company received cash of $1.1 million, net of $100,000 of transaction costs, in exchange for issuing $1.2 million of secured subordinated convertible promissory notes (the “Initial Convertible Notes”), convertible subject to stockholder approval into newly authorized shares of the Company’s Series B convertible preferred stock (“Series B Preferred Stock”), which approval the Company received on May 2, 2003. These notes automatically converted into 1,216 shares of Series B convertible preferred stock on May 14, 2003 following stockholder approval of the Private Placement Transactions. Additionally, warrants were granted to the Investors to purchase an aggregate of 857,143 shares of Common Stock at an exercise price of $0.70 per share;

•	On May 14, 2003, the Company issued and sold 2,050 additional shares of Series B Preferred Stock and warrants to purchase an aggregate of 732,198 shares of Common Stock at an exercise price of $0.70 per share in exchange for $2.05 million in cash, which was reduced by approximately $400,000 of transaction costs to $1.6 million net proceeds; and

•	On May 14, 2003, the Company issued $3.505 million of secured subordinated convertible non-interest bearing promissory notes (the “Additional Convertible Notes”) and warrants to purchase an aggregate 1,251,786 shares of Common Stock at an exercise price of $0.70 per share to the Investors in satisfaction of the Company’s indebtedness to Sanmina – SCI Corporation which the Investors acquired from Sanmina (the “Sanmina Obligations”). Unless earlier converted at the option of the respective holder, the Additional Convertible Notes were structured to automatically convert into 3,505 shares of Series B Preferred Stock at the rate of $400,000 on each of August 14, 2003, November 14, 2003 and February 14, 2004, and the remaining balance on May 14, 2004. The Additional Convertible Notes were structured to convert into a number of shares of Series B Preferred Stock equal to the total amount outstanding thereon at the time of conversion divided by $1,000. On August 14, 2003, as scheduled, $400,000 of Additional Convertible Notes converted into 400 shares of Series B Preferred Stock. On November 14, 2003, as scheduled, $400,000 of Additional Convertible Notes converted into 400 shares of Series B Preferred Stock. In December 2003, the remaining $2.7 million converted into 2,705 shares of Series B Preferred Stock.

Each share of Series B preferred stock is entitled to receive cumulative dividends at a rate of 8% per annum which the Company is entitled to pay by means of issuing additional shares of common stock to the holder thereof. The Series B preferred stock is convertible at any time into the number of common shares equal to the total amount outstanding plus accrued dividends to date divided by $0.70. In addition, each share of Series B preferred stock is entitled to a liquidation preference equal to 1.5 times the sum of the initial purchase price of $1,000 plus all accrued but unpaid dividends thereon (the Liquidation Preference). The terms of the Series B preferred stock also include a redemption feature effective at the option of the holders upon the seventh anniversary of the date of issuance or upon a change in control of the Company, including the acquisition by a person or group of beneficial ownership of more than 50.0% of the voting power of the Company, whereby holders of Series B preferred stock then outstanding could require the Company to redeem the Series B preferred shares from funds legally available therefore at a redemption price per share equal to the Liquidation Preference. Effective on the original transaction date, the holders of Series B Preferred Stock voluntarily, permanently and unconditionally waived their right to obligate the Company to redeem their shares of Series B Preferred Stock except for the right to redeem in the event of a change in control of the Company. However, the Company’s authorized capital includes unissued “blank check” preferred stock, the issuance of which may be approved by the board of directors without the prior consent of the stockholders of the Company and which can be used to effectively prevent a change of control. As a result, the Company does not expect to redeem any of its Series A or Series B preferred stock in the foreseeable future. However, in the event the Company’s board of directors approves a merger or does not otherwise act to prevent a

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change of control through the use of the Company’s authorized and unissued preferred stock, the redemption features could be triggered. As of December 31, 2003, the Company’s total redemption obligation would have equaled $6.0 million.

The Initial Convertible Notes and the Additional Convertible Notes had a conversion price per common share of $0.70. This conversion price was based on the lower of the five-day trailing average closing bid price of the Company’s common stock at the time that the definitive agreement was signed, or $0.70. On the date of issuance of the Initial Convertible Notes, the difference between the conversion price per common share and the closing price of the Company’s common stock amounted to $0.33 per share. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Initial Convertible Notes allocable to the warrants was $400,000 and was determined based on the relative fair values of the debt securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the beneficial conversion feature at the date of issuance was approximately $1.1 million. During the quarter ended June 30, 2003, 100% of the Initial Convertible Notes were converted into Series B Preferred Stock. As a result of such conversion, the remaining value of the beneficial conversion feature of approximately $1.1 million was recognized as non-cash interest expense.

On May 14, 2003, the date of issuance of the Additional Convertible Notes, the difference between the conversion price per common share of the Additional Convertible Notes and the closing price of the Company’s common stock amounted to $0.21 per share. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Additional Convertible Notes allocable to the warrants was $700,000 and was determined based on the relative fair values of the debt securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the beneficial conversion feature at the date of issuance was approximately $1.8 million. The $1.8 million, together with the $700,000 fair value of the warrants granted, was being accreted ratably over the four-year life of the Additional Convertible Notes. However, because all of the Additional Convertible Notes were converted into Series B preferred stock in 2003, the Company recognized the entire $2.5 million in non-cash interest expense during the year ended December 31, 2003.

On May 14, 2003, the date of initial issuance of the Series B Preferred Stock, the difference between the conversion price per common share of the Series B Preferred Stock and the closing price of the Company’s common stock amounted to $0.21 per share. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Series B Preferred Stock allocable to the warrants was $300,000 and was determined based on the relative fair values of the equity securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the beneficial conversion feature at the date of issuance was approximately $1.3 million. As the Series B Preferred Stock is immediately convertible, the $1.3 million, together with the $300,000 fair value of the warrants granted was accounted for as a dividend in the second quarter of 2003. This $1.6 million deemed dividend is therefore included in the net loss applicable to common stockholders for the year ended December 31, 2003.

On March 12, 2003, concurrent with the Purchase Agreement, the Investors and Sanmina entered into an agreement pursuant to which, subject to certain terms and conditions, Sanmina agreed to sell to the Investors, and the Investors agreed to purchase from Sanmina, (herein, the “Sanmina Purchase”) the Sanmina Obligation at a discount. In order to facilitate the Sanmina Purchase, Sanmina granted the Company forbearance from its obligation to make payments to Sanmina until the earlier of the Sanmina Purchase or August 1, 2003. On May 7, 2003, the Investors finalized the Sanmina Purchase and as a result, Sanmina is no longer a creditor of the

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company. Under the terms of the Sanmina Purchase, Sanmina refunded to the Company $457,000 in cash primarily for payments made to Sanmina from February 2003 to March 12, 2003. In return for obtaining this payment forbearance, the Company issued Sanmina a warrant to purchase 150,000 shares of the Company’s Common Stock at an exercise price of $0.68 per share at the time of issuance. The value of the warrants of approximately $79,000, determined using the Black-Scholes option-pricing model was recognized as non-cash interest expense during the year ended December 31, 2003. In January 2004, the parties amended the warrant exercise provision and Sanmina exercised the warrant for cash at an exercise price of $0.68 per share.

In December 2003, 2,068 shares of Series B Preferred Stock were converted into 3,074,657 shares of common stock. During 2003, the Company accrued approximately $195,000 in dividends relating to the outstanding Series B Preferred Stock.

Recent Warrant Exercises

During 2003, the Company received aggregate proceeds of approximately $2.5 million in connection with the issuance of 2,370,732 shares of common stock upon the exercise of certain outstanding warrants.

Other Financing Activities

In September 2002, the Company successfully raised aggregate net proceeds of approximately $2.4 million, net of fees to the placement agent and offering costs, from the issuance of 985,658 shares of Common Stock. Warrants to acquire 501,209 common shares at a price of $3.60, expiring on March 12, 2006, were also issued in conjunction with this offering.

Warrants

The Company has issued warrants to purchase shares of the Company’s capital stock to various investors and lenders as approved by its board of directors.

A summary of warrant activity is as follows:

	December 31,
	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,908,438	$11.71	1,430,095	$17.70	702,806	$29.40
Granted	2,991,072	0.70	506,511	3.66	743,122	17.70
Cancelled	(52,420)	21.30	(28,168)	2.79	—	—
Exercised	(2,370,732)	1.07	—	—	(15,833)	17.40

Outstanding, end of year	2,476,358	$5.94	1,908,438	$11.71	1,430,095	$17.70

In connection with the Private Placement Transactions in March and May 2003, the Company issued warrants to buy 2,841,072 shares of common stock. These warrants may be exercised at $0.70 per share at any time up to September 12, 2008 for 857,141 warrants and November 14, 2008 for 1,983,931 warrants. Under the fair value method, the value of these warrants at the date of issuance was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Private Placement Transactions

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allocable to the warrants was $1,400,000 and was determined based on the relative fair values of the debt securities issued and warrants granted.

In connection with the common stock issuance in September 2002, the Company issued warrants to buy 501,209 shares of common stock. These warrants may be exercised at $3.60 per share at any time between March 12, 2003 and March 12, 2006. Under the fair value method, the value of these warrants at the date of issuance was nominal and, accordingly, no value has been assigned to them.

In connection with the Series A preferred stock financing in December 2001 (see Note 6), the Company issued to the purchasers of the Series A preferred stock warrants exercisable for the purchase of 705,765 newly- issued shares of common stock. These warrants may be exercised at $18 per share at any time up to December 21, 2005. The Company estimated the fair market value of these warrants at the date of issuance to be $4,512,000, which will be ratably accreted in dividends and recorded as a component of Additional Paid in Capital over a seven year period until the redemption rights on the Series A redeemable convertible preferred stock are effective, or immediately in the period in which conversion of the Series A Preferred Stock into shares of common stock occurs.

In connection with the Company’s line of credit facility, the Company issued warrants to buy 58,762 shares of common stock, as adjusted pursuant to the antidilution provision of the warrant. These warrants may be exercised at $7.06 per share, adjusted per warrant terms, at any time up to expiration on November 29, 2008. Under the fair value method, the value of these warrants at the date of issuance was $358,000, which were amortized over the term of the facility. These warrants may be exercised at $9.72 per share, adjusted per warrant terms, at any time up to expiration on November 29, 2008. Under the fair value method, the value of these warrants at the date of issuance was nominal and, accordingly, no value has been assigned to them.

Common Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as of December 31, 2003 as follows:

Stock options outstanding	3,794,252
Stock options available for future grant	1,667,991
Stock warrants outstanding	2,476,358
Conversion of Series A Preferred Stock	100,990
Conversion of Series B Preferred Stock	6,998,399
Shares available under the Employee Stock Purchase Plan	83,115

Total reserved shares for issuance of common stock	15,121,105

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Applicable to Common Stockholders

A reconciliation of the net loss to net loss applicable to common stockholders is as follows:

	Year Ended December 31,
	2003	2002	2001
Net loss	$(11,638,000)	$(28,318,000)	$(90,877,000)
Adjustments to net loss used in computing basic and diluted net loss applicable to common stockholders:
Accretion of dividends on convertible and redeemable preferred stock	(164,000)	(1,132,000)	(50,000)
Accretion of dividends on Series B Preferred Stock	(195,000)	—	—
Amortization of offering costs for convertible and redeemable preferred stock	(142,000)	(1,375,000)	(6,000)
Accretion of imputed value assigned to the beneficial conversion feature of Series A convertible and redeemable preferred stock and related common stock warrants	(2,310,000)	(22,656,000)	(105,000)
Imputed value of beneficial conversion feature relating to the issuance of preferred stock	(1,581,000)	—	—

Total	$(4,392,000)	$(25,163,000)	$(161,000)

Net loss applicable to common shareholders	$(16,030,000)	$(53,481,000)	$(91,038,000)

8.    Stock Option and Employee Stock Purchase Plans

Stock Option Plans

The Company’s amended and restated 1997 stock option plan (the “1997 Plan”) for employees authorizes the granting of options for up to 800,000 shares of the Company’s common stock. Generally, options are to be granted at prices equal to at least 100% of the fair value of the stock on the date of grant, expire not later than ten years from the date of grant and vest ratably and annually over a four-year period following the date of grant. From time to time, as approved by the Company’s Board of Directors, options with differing vesting terms have also been granted. The 1997 Plan provides that any shares issued come from the Company’s authorized but unissued or reacquired common stock. In September, 2000 we suspended making any further grants pursuant to the 1997 Plan and contributed the remaining shares then reserved for issuance under such plan to the 2000 Plan.

In July 2000, the Company’s Board of Directors approved and in September 2000, the Company’s stockholders approved the 2000 Stock Incentive Plan (the “2000 Plan”) authorizing the granting of options for up to 1,100,000 shares of the Company’s common stock, including the 800,000 shares authorized under the 1997 Plan, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2001, equal to the lesser of (a) 3.0% of the outstanding shares on the last day of the prior fiscal year, (b) 100,000 shares, or (c) such lesser number of shares as may determined by the Board in its sole discretion. The Company implemented the 2000 Plan upon the effective date of the Company’s initial public offering in November 2000. Under the 2000 Plan, generally 25% of each option grant vests on the first anniversary of the grant date. Thereafter, the balance of the grants vest monthly over a 36-month period of the grant holders continued employment or service to the Company.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2003, the stockholders of the Company approved the amendment of the 2000 Plan to increase the number of shares reserved for issuance under the plan by 4,222,743 shares of the Company’s common stock.

A summary of stock option activity is as follows:

	Options Outstanding	Options Available for Grant	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2001	696,719	326,463	$79.65
New authorized options	—	100,000	—
Granted	169,500	(169,500)	$39.45
Exercised	(27,657)	—	$13.65
Cancelled	(229,439)	229,439	$75.30

Options outstanding, December 31, 2001	609,123	486,402	$73.95
New authorized options	—	100,000	—
Granted	576,942	(576,942)	$8.28
Exercised	(18,268)	—	$13.12
Cancelled	(192,314)	192,314	$54.65

Options outstanding December 31, 2002	975,483	201,774	$39.96
New authorized options	—	4,322,743	—
Granted	3,690,013	(3,690,013)	$2.39
Exercised	(37,757)	—	$5.56
Cancelled	(833,487)	833,487	$28.91

Options outstanding December 31, 2003	3,794,252	1,667,991	$6.22

Exercisable, December 31, 2001	255,402		$70.05

Exercisable, December 31, 2002	319,723		$77.05

Exercisable, December 31, 2003	1,215,985		$11.76

Additional information relating to stock options outstanding and exercisable at December 31, 2003, summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$ 0.95 – 2.23	913,421	9.00	$1.23	359,084	$1.39
$ 2.40 – 6.39	2,599,687	9.49	2.74	652,026	2.65
$10.65 – 29.25	184,508	7.20	17.48	127,369	17.64
$40.00 – 193.13	96,636	6.73	125.49	77,506	126.76

	3,794,252			1,215,985

During 2003, the Company issued options to purchase an aggregate of 3,690,013 shares of the Company’s common stock to employees and the Company’s non-employee directors. The vesting schedule for 3,497,013 of these options is generally 20% at 6 months from the vesting commencement date and 1/30th each month thereafter. For the 3,497,013 options granted, the vesting commencement date with respect to options granted to non-employee directors was November 20, 2002 and the vesting commencement date with respect to options granted to employees was June 26, 2003, and in the case of the Company’s CEO, was January 13, 2003. The

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vesting schedule for the remaining option grants was generally 25% at 1 year from the vesting commencement date and monthly thereafter for a total of 4 years. The vesting commencement date with respect to other options varied based on their issue dates.

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

In connection with certain option grants, the Company recorded $30.3 million of gross deferred stock compensation in 2000. Amortization of stock-based compensation was $738,000, $3.6 million and $10.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company expects to amortize the remaining $142,000 in 2004, assuming no cancellations or additional stock option grants below fair value.

Employee Stock Purchase Plan

In July 2000, the Company’s Board of Directors approved the 2000 Employee Stock Purchase Plan “ESPP” and in September 2000, the Company’s stockholders approved the ESPP. The Company implemented the ESPP in 2001 following the completion of the initial public offering in November 2000. The ESPP, subject to certain limitations, permits eligible employees of the Company to purchase common stock, at a price equal to 85.0% of the lower of the fair market value on the first day of the offering period or the last day of each six-month purchase period, through payroll deductions of up to 10% of their annual compensation. The ESPP provides for the issuance of up to 100,000 shares of common stock, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2001, equal to the lesser of (a) 0.5% of the outstanding shares on the last day of the prior fiscal year, (b) 18,000 shares, or (c) such lesser number of shares as may be determined by the Board in its sole discretion. If purchases of stock through the plan deplete this supply, the Company will limit, suspend or discontinue purchases under the plan until additional shares of stock are available. During 2003, the Company sold 16,372 shares under this plan and received $15,000 in cash. During 2002, the Company sold 23,127 shares under this plan and received $135,000 in cash.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Income Taxes

The Company’s deferred tax assets and liabilities consist of the following:

	December 31
	2003		2002
Current deferred taxes:
Accounts receivable reserve		$115,000		$123,000
Accrued expenses		913,000		2,621,000
Inventory reserve		2,774,000		4,065,000
Other		133,000		133,000

Deferred tax asset – current		3,935,000		6,942,000
Valuation allowance		(3,935,000)		(6,942,000)

Net current deferred taxes

Long-term deferred taxes:
Depreciation and amortization		6,674,000		1,598,000
Deferred revenue		2,439,000		231,000
Net operating loss and credit carryforwards		52,958,000		51,115,000

Deferred tax asset — noncurrent		62,071,000		52,944,000
Valuation allowance		(62,071,000)		(52,944,000)

Net long-term deferred taxes

Net deferred income taxes	$		$

Management has established a valuation allowance against its net deferred tax assets due to the uncertainty of the realization of such assets. Included in the deferred tax asset is approximately $4.2 million, which relates to the Company’s Canadian subsidiary. Also included in the deferred tax asset at December 31, 2003 is approximately $1.3 million related to the Company’s stock option plan. Realization of amounts related to this asset will be recorded in additional paid in capital.

At December 31, 2003, the Company has U.S. federal net operating loss carryforwards of approximately $143.3 million, which expire at various dates through 2023. The Company has California net operating loss carryforwards of approximately $43.8 million, which expire at various dates through 2013. The Company has Arizona net operating loss carryforwards of approximately $3.9 million, which expire at various dates through 2008. In addition, the Company has Canadian net operating loss carryforwards of approximately $5.7 million, which do not expire. As a result of ownership changes in 2003 (as defined by Section 382 of the Internal Revenue Code), the use of the Company’s net operating losses will be limited in future years, and such limitation could be material.

It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes reconciles to the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

	Year Ended December 31,
	2003	2002	2001
Federal tax provision, at statutory rate	$(3,957,000)	$(9,628,000)	$(30,898,000)
State tax, net of federal benefit	(349,000)	(870,000)	(2,154,000)
Change in valuation allowance	6,120,000	8,371,000	29,401,000
Deferred compensation	273,000	1,316,000	4,144,000
Non-cash beneficial conversion charges	1,404,000	—	—
Adjustment to State net operating losses and capitalized research and development	(3,386,000)	—	—
Other	(105,000)	811,000	(493,000)

	$—	$—	$—

10.    Commitments and Contingencies

Operating and Capital Leases

The Company leases its office space and certain equipment under non-cancelable operating and capital leases. Rental expense under operating leases in fiscal 2003, 2002 and 2001 was approximately $1,680,000, $1,935,000 and $1,428,000, respectively. The minimum future lease payments under non-cancelable operating leases and future minimum capital lease payments as of December 31, 2003 are:

	Operating	Capital
2004	$1,195,000	$84,000
2005	751,000	—
2006	626,000	—
2007	469,000	—

Total minimum lease payments	$3,041,000	$84,000

Less — amount representing interest (at rates ranging from 9.9% to 20.3%)		(2,000)

Present value of net minimum lease payments		82,000
Less — current portion of capital lease obligations		(82,000)

Obligations under capital leases, net of current portion		$—

Royalties

The Company is required to make royalty payments for certain of its products shipped with purchased technology. In 2003, 2002 and 2001, the Company incurred royalty expense of $1.9 million, $745,000 and $253,000, respectively.

Employment Agreements and Contract Commitments

In May 2001, the Company entered into management retention agreements with the Company’s named executive officers. The agreements entitle those employees to enumerated severance benefits if, within 24 months following a change of control (or at the direction of an acquirer in anticipation of such an event), the Company terminates the employee’s employment other than for cause or disability or the employee terminates his employment for good reason. These severance benefits include a payment of two times the sum of the employee’s annual base salary then in effect and the applicable targeted annual bonus, continued employee

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefits, full acceleration of vesting of the employee’s stock options, a tax equalization payment to eliminate the effects of any applicable excise tax, and the issuance to the employee of an option to purchase additional shares of the Company’s common stock. As a condition of the March 12, 2003 Purchase Agreement (see Note 7), the remaining management retention agreements were terminated under mutual agreement between the named executive officers and the Company.

Effective January 13, 2003, the Company’s then Chief Executive Officer was replaced and his employment was terminated without cause. His employment agreement with the Company provided that in the event that the Company terminated him without cause, he would be entitled to receive in a lump sum payment an amount equal to his annual base salary then in effect and all unvested options would immediately vest and become exercisable. In July 2003, the Company and the former Chief Executive Officer entered into a separation agreement and mutual general release pursuant to which the Company paid him a total of $150,000 in full accord and satisfaction of the amounts payable under the employment agreement.

Effective October 31, 2002, the Company’s then President and Chief Operating Officer, resigned his employment with the Company. Pursuant to the terms of his employment agreement, he received from the Company, Canadian $250,000.

The Company also has arrangements with certain other key employees providing for four months salary payment in the event of termination without cause.

Legal Matters

The Company is from time to time party to various legal proceedings arising in the ordinary course of business. Based on evaluation of these matters and discussions with Company’s counsel, the Company believes that liabilities arising from or sums paid in settlement of these existing matters will not have a material adverse effect on the consolidated results of operations or financial position.

11.    Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States and Canada. The distribution of the Company’s assets in the United States and Canada as of December 31, 2003 and 2002 are $22.6 million and $1.8 million, and $21.3 million and $2.7 million, respectively. For the years ended December 31, 2003 and 2002, approximately 23% and 11% of revenues were derived from international accounts, respectively.

Concentrations of Risk

Substantially all of the Company’s revenues come from wireless Internet products. Any further decline in market acceptance of the Company’s products or a further decline in the financial condition of the Company’s existing customers may impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue comes from a small number of customers. The Company’s top ten customers for the year ended December 31, 2003 and 2002 accounted for approximately 94.7% and

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

84.6%, respectively, of the Company’s revenue. Two customers accounted for 55.0% and 29.8%, respectively, of 2003 revenues. One customer accounted for 46.5% of 2002 revenues. Two customers accounted for 13% and 12%, respectively, of 2001 revenues.

The Company’s financial condition, results of operations and cash flows were adversely affected during fiscal 2002 and 2001 as a result of further slowing of demand for both wireless products and wireless access services for the transmission of data. The Company’s business was particularly impacted adversely by the bankruptcy of Metricom in July 2001. Sales to Metricom accounted for 12.4% of the Company’s revenue for the year ending December 31, 2001. In 2002, the Company received $1.4 million in connection with the settlement of claims related to the Metricom bankruptcy. Additionally, the Company’s business was impacted adversely by the bankruptcy of OmniSky, which filed for bankruptcy in December 2001. Sales to OmniSky accounted for 45.4% and 3.3% of the Company’s revenue for the years ending December 31, 2000 and 2001.

12.    Related Parties

The Company sells products to AirLink Communications, Inc. (AirLink), a wireless software infrastructure business, which integrates our modems into their products. AirLink’s Chairman and principal stockholder is also a member of our Board of Directors and a stockholder of ours. Sales to AirLink were $61,000 and $47,000 for the year ended December 31, 2003 and 2002, respectively. Receivables from AirLink amounted to $121,000 and $276,000 as of December 31, 2003 and 2002, respectively.

In May 2001, the Company sold AirLink $1.6 million of product on customary net 30 payment terms. When AirLink became delinquent, the Company accepted a secured promissory note requiring regular payments to the Company over time. AirLink’s assets secured the note and AirLink’s Chairman (Guarantor) executed and delivered to us a guarantee. AirLink made the first payment of $300,000, plus accrued interest, on September 1, 2001, but subsequently became delinquent.

In September 2001, the Company sold AirLink $1.1 million of additional product (of which Airlink returned approximately $750,000) and entered into a second secured promissory note for payment. At December 31, 2002 and 2001, the aggregate receivable from AirLink under these notes was $375,000 and $393,000, respectively. During the first quarter of 2002, AirLink became delinquent in its repayments under the second note. In accordance with SAB No. 101, “Revenue Recognition in Financial Statements,” we record revenue when the collection of a receivable becomes reasonably assured.

In May 2002, the parties combined both notes into a single secured $950,000 promissory note under a debt restructuring. After initially performing, AirLink became delinquent. In January 2003, after evaluating the Company’s legal alternatives, the Company made a written demand on the Guarantor for all past due amounts, which was unsuccessful. In October 2003, the Company obtained confessions of judgment from both AirLink and the Guarantor each in the amount of $612,000, which was the outstanding indebtedness at the time. Airlink also agreed to pay the Company each month the greater of $20,000 or 10% of its gross cash receipts from the previous month, and it put up a $60,000 cash-backed standby letter of credit for us to draw upon if any delinquency recurred. No such further delinquency has occurred and AirLink’s indebtedness to the Company at December 31, 2003 was $496,000.

During 2002, the individual who serves as AirLink’s Chairman of the Board performed certain consulting services for the Company in his individual capacity and was paid $55,000. No consulting services were rendered by and no consulting payments were made to this individual in 2003. The Company sold products to Airlink on a prepayment basis in the amount of $61,000 during 2003.

As of March 11, 2004, the remaining $496,000 of the AirLink indebtedness was settled in full by AirLink through cash payments to the Company from AirLink of $213,000, with the remaining balance settled primarily by

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an offset of trade payables owed by the Company to AirLink as a result of product purchases from AirLink during 2003 and 2004. Also, effective March 11, 2004, AirLink’s chairman of the board, Mr. Steven Sherman, resigned as a member of the Company’s Board of Directors.

The Company sells products to a subsidiary of Chinatron Group Holdings Limited. Mr. Horst J. Pudwill, one of the Company’s directors and principal stockholders as a result of the Private Placement Transactions earlier this year (see Note 7 to the Consolidated Financial Statements), is also a director and stockholder of Chinatron. In addition, the chairman and chief executive officer of Chinatron participated in the Private Placement Transactions. Sales to Chinatron for the year ended December 31, 2003 and 2002 were $702,000 and $1,341,000 respectively.

On March 12, 2003 and on May 14, 2003, following the unanimous approval of our disinterested directors, the Company issued convertible debt and convertible equity securities to a group of investors in a private placement transaction. (See Note 7 for a description of this transaction.) Cornerstone Equity Investors, LLC (Cornerstone), a private equity investment firm that is one of the Company’s principal stockholders, participated as an investor in these transactions. Messrs. Mark Rossi and Robert Getz, two of the Company’s directors since December 1999, are managing directors of Cornerstone. Mr. Peter V. Leparulo, the Company’s chief executive officer since January 13, 2003 and member of the Company’s board since May 7, 2003, also participated as an investor in these transactions.

13.    Retirement Savings Plan

The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. As of December 31, 2003, there are no provisions for employer contributions to the Plan. Participants are fully vested in all contributions to the Plan.

The Company has a Registered Retirement Savings Plan for its Canadian employees. Substantially all of the Company’s Canadian employees are eligible to participate in the Plan. Employees make discretionary contributions to the plan subject to local limitations. Employer contributions amounted to $69,000, $116,000 and $101,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

14.    Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2003 and 2002.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2003:
Total revenues	$7,489	$7,659	$8,063	$10,604
Gross margin	1,223	(313)	2,190	2,824
Net loss applicable to common stockholders	(3,209)	(7,966)	(2,750)	(2,105)
Net loss per share	(0.46)	(1.12)	(0.34)	(0.23)
2002:
Total revenues	$7,272	$7,731	$5,905	$7,964
Gross margin	553	420	1,401	(396)
Net loss applicable to common stockholders	(16,109)	(15,633)	(5,833)	(15,909)
Net loss per share	(4.07)	(3.16)	(1.11)	(2.54)

Independent Auditors’ Report

The Board of Directors

Novatel Wireless, Inc.:

We have audited the accompanying consolidated balance sheets of Novatel Wireless, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II for the years ended December 31, 2003 and 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statements schedule of Novatel Wireless, Inc. as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revision described in Note 1 to the consolidated financial statements, in their report dated February 1, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novatel Wireless, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement Schedule II for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements of Novatel Wireless, Inc. and subsidiaries as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to retroactively reflect a 1-for-15 reverse stock split of the Company’s common stock approved on October 29, 2002. In our opinion, the adjustments applied to retroactively reflect the 1-for-15 reverse stock split to these consolidated financial statements are appropriate. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of Novatel Wireless, Inc. as of December 31, 2001 and for the year then ended, other than with respect to such 1-for-15 reverse stock split and, accordingly, we do not express an opinion or any other form of assurance on those consolidated financial statements taken as a whole.

/s/    KPMG LLP

San Diego, California

February 9, 2004, except

  for paragraph 6 of Note 12

  as to which the date is

  March 11, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Novatel Wireless, Inc.’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The Consolidated Financial Statements included herein have been revised to retroactively reflect a 1-for-15 reverse stock split on the Company’s common stock approved on October 29, 2002. See Exhibit 23.2 for further discussion. The consolidated balance sheets as of December 31, 2001 and 2000 and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2000 and 1999, referred to in this report has not been included in the accompanying financial statements.

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

/s/    ARTHUR ANDERSEN LLP

San Diego, California

February 1, 2002 (Except with respect to the matters discussed in Note 15 as to which the date is February 22, 2002)

SCHEDULE II

NOVATEL WIRELESS INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002 and 2001

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2003	$333,000	$148,000	$170,000	$311,000
December 31, 2002	294,000	39,000	—	333,000
December 31, 2001	253,000	114,000	$73,000	294,000
Warranty and Sales Returns Reserve:
December 31, 2003	206,000	—	181,000	25,000
December 31, 2002	466,000	—	260,000	206,000
December 31, 2001	675,000	—	209,000	466,000
Deferred Tax Asset Valuation Allowance:
December 31, 2003	59,886,000	6,120,000	—	66,006,000
December 31, 2002	51,515,000	8,371,000	—	59,886,000
December 31, 2001	22,114,000	29,401,000	—	51,515,000

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Certificate of Incorporation.

3.2(4)	Certificate of Designation of Series A Convertible Preferred Stock.

3.3(1)	Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(4)	Specimen Series A Convertible Preferred Stock Certificate.

4.3(4)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series A Convertible Preferred Stock Financing.

4.4(5)	Warrant to Purchase Stock, issued in connection with the Company’s facility with Silicon Valley Bank.

4.5(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s 1999 Series B Convertible Preferred Stock Financing.

4.6(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series C Convertible Preferred Stock Financing.

4.7(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Debenture Financing.

4.8(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series D Convertible Preferred Stock Financing.

4.9(7)	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.10(7)	Form of Secured Convertible Subordinated Note issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.11(7)	Form of Secured Convertible Subordinated Note issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.12(7)	Form of Common Stock Purchase Warrant issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.13(7)	Form of Security Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.14(7)	Form of Certificate of Designation with respect to Series A Convertible Preferred Stock.

4.15(7)	Form of Certificate of Designation with respect to Series B Convertible Preferred Stock.

4.16(7)	Form of Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

10.1(3)	1997 Stock Incentive Plan, as Amended and Restated.

10.2(6)	2000 Stock Incentive Plan, as Amended and Restated.

10.3(3)	2000 Employee Stock Purchase Plan.

10.4(2)	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among Novatel Wireless, Inc. and some of its stockholders.

Exhibit Number	Description

10.5(2)	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among Novatel Wireless, Inc. and some of its stockholders.

10.6(2)	Form of Indemnification Agreement between Novatel Wireless, Inc. and each of its officers and directors.

10.7(5)	Loan and Security Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.

10.8(5)	Silicon Valley Bank Registration Rights Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.

10.9(6)	Silicon Valley Bank Antidilution Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.

10.10(2)	Real Property Sublease dated as of July 7, 2000, by and between Sicor Inc. (formerly Gensia Sicor, Inc.) and Novatel Wireless, Inc., for 9360 Towne Centre Drive, San Diego, California.

10.11(2)	Real Property Lease, dated as of February 1, 1997, by and between Novatel Wireless Technologies Ltd. and Sun Life Assurance Company of Canada, for 6715 8th St., N.E., Calgary, Alberta.

*10.12(2)	Employment Agreement, dated as of July 24, 2000, by and between Novatel Wireless, Inc. and John Major.

*10.13(2)	Employment Agreement, dated as of August 21, 1996, by and among Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and Ambrose Tam.

10.14(6)	Form of Change of Control Letter Agreement, dated as of May 11, 2001, by and between Novatel Wireless, Inc. and several executives of Novatel Wireless, Inc.

10.15(2)	Standard Manufacturing Agreement, dated as of August 8, 2000, by and between Novatel Wireless, Inc. and Solectron de Mexico, S.A. de C.V.

10.16(2)	First Amendment to Employment Agreement, dated as of September 22, 2000, by and among Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and Ambrose Tam.

10.17(6)	Settlement Agreement and Mutual General Release, dated as of January 12, 2002 by and between Novatel Wireless, Inc. and Sanmina-SCI Corporation and Sanmina Canada ULC.

10.18(6)	Security Agreement, dated as of January 12, 2002 executed by Novatel Wireless, Inc. in favor of Sanmina-SCI Corporation.

10.19(6)	Amendment to the Loan and Security Agreement, dated as of November 21, 2002, by and between the Company and Silicon Valley Bank.

10.20	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Financing Transaction.

10.21	Registration Rights Agreement entered into in connection with the Company’s January 2004 Financing Transaction.

10.22	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Financing Transaction.

21	Subsidiaries of Novatel Wireless, Inc.

23.1	Consent of KPMG LLP, Independent Auditors.

23.2	Notice regarding consent of Arthur Andersen LLP.

24	Power of Attorney (See signature page).

31.1	Certification of our Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification of our Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-53692), filed January 12, 2001.
(4)	Incorporated by reference to the Company’s current report on Form 8-K, filed January 18, 2002.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended.

(6)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

(7)	Incorporated by reference to the Company’s current report on Form 8-K, filed March 28, 2003.

*	Management contract or compensation plan or arrangement.

(b) Reports on Form 8-K

Current report on Form 8-K, furnished pursuant to Items 7 and 9 on October 27, 2003, announcing financial results for the third quarter of 2003 and included in the press release related thereto.