Form 10-K/A
period 2003-12-31
NOVATEL WIRELESS INC
filed 2004-03-31
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of the Registrant’s common stock outstanding as of March 25, 2004 was 16,677,108.

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

Documents Incorporated by Reference

None.

i

Explanatory Note

Novatel Wireless, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A to amend and restate the financial statements within the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 15, 2004 to correct a misstatement in the accounting for the Company’s Series A preferred stock that was identified subsequent to the filing of the original Form 10-K. As a result of this restatement, net loss applicable to common stockholders in the accompanying statement of operations for 2003 has been increased by $687,000, from a loss of $16.0 million as previously reported to a loss of $16.7 million as restated. This increase in net loss applicable to common stockholders represents the dividend recognized during the period for the remaining value of the unaccreted beneficial conversion feature and offering costs. Accordingly, loss per common share in the accompanying statement of operations for 2003 has been increased by $0.09, from from a loss of $2.05 per share as previously reported to a loss of $2.14 per share as restated. Further discussion of the correction appears in Note 6 to our audited consolidated financial statements.

This Amendment No. 1 to Form 10-K on Form 10-K/A also updates Item 12, “Security Ownership of Certain Beneficial Owners and Management,” and certain other descriptions of our capital stock to provide such information as of March 29, 2004. The update reflects the conversion of all of the outstanding shares of our Series A preferred stock and 186 shares of our Series B preferred stock into shares of our common stock, all of which occurred subsequent to the filing of our original report on Form 10-K with the Securities and Exchange Commission on March 15, 2004. In addition, this Amendment No. 1 to Form 10-K on Form 10-K/A includes minor changes to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and corrects a typographical error on page 2 to change the forecasted industry-wide compound annual growth rate for third generation infrastructure spending to 41.4% from 51.0% over the period from 2003 to 2007.

As used in this Amendment No. 1 to Form 10-K on Form 10-K/A, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “Novatel Wireless” refer to Novatel Wireless, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

ii

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

iii

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

The wireless communications industry has developed specifications for third generation, or 3G, standards to accommodate increased data transmission and to allow for faster transmission speeds. According to IDC, 3G infrastructure spending is forecasted to grow at a 41.4% compound annual growth rate from $4.0 billion in 2003 to $16.0 billion in 2007. This significant growth is driven by demand from wireless operators for spectrum efficiencies, increased average revenue per user, or ARPU, reduced subscriber turnover, increased network capacity, lower operating costs and expanded revenue opportunities provided by 3G technologies. 3G technologies include:

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

We have incurred significant operating losses and net losses in each annual and quarterly period since our inception. We incurred net losses applicable to common shareholders of $16.7 million for 2003, $53.5 million for 2002 and $91.0 million for 2001. In addition, we had negative cash flows from operations of $0.4 million for 2003, $28.7 million for 2002 and $55.4 million for 2001. As of December 31, 2003, we had an accumulated deficit of $247.1 million. If we are unable to increase our revenue and gross margins sufficiently to offset our expenses, we will not achieve profitability and our operating losses, net losses and negative cash flow from operations will continue.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Since April 8, 2003, our common stock has been traded on The Nasdaq SmallCap Market under the symbol “NVTL.” Prior to April 8, 2003, our common stock was listed on The Nasdaq National Market. There is no public trading market for our Series B convertible preferred stock. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported on Nasdaq, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
2003
First quarter	$1.33	$0.60
Second quarter	$4.00	$0.82
Third quarter	$7.45	$2.40
Fourth quarter	$7.00	$4.90

2002
First quarter	$25.50	$9.15
Second quarter	$12.75	$1.65
Third quarter	$6.00	$1.50
Fourth quarter	$3.45	$0.90

On March 29, 2004 the closing price per share of our common stock was $20.51, as reported by Nasdaq. At March 29, 2004 there were approximately 130 holders of record of our common stock and five holders of record of our Series B convertible preferred stock. No cash dividends were declared or paid in 2003 on any shares of our capital stock.

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

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data presented below for each of the years ended December 31, 2003, 2002 and 2001, and the consolidated balance sheet data at December 31, 2003 and 2002 are derived from our Consolidated Financial Statements (as restated, see Note 6 to the Consolidated Financial Statements) that have been included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 and consolidated balance sheet data at December 31, 2001, 2000, and 1999 are derived from audited consolidated financial statements not included in this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	As restated (see Note 6)	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue	$33,815	$28,872	$43,643	$61,154	$9,556
Cost of revenue	27,891	26,894	77,439	59,588	11,955

Gross margin (loss)	5,924	1,978	(33,796)	1,566	(2,399)

Operating expenses:
Research and development	5,987	13,416	20,836	13,488	3,717
Sales and marketing	2,558	4,640	12,262	18,262	4,480
General and administrative	3,647	5,717	7,837	5,027	4,443
Restructuring and impairment charges	828	2,650	7,050	—	—
Amortization of deferred stock compensation	738	3,556	10,360	12,833	220

Total operating expenses	13,758	29,979	58,345	49,610	12,860

Loss from operations	(7,834)	(28,001)	(92,141)	(48,044)	(15,259)
Other income (expense) net	(3,804)	(317)	1,264	1,120	(3,210)

Net loss	$(11,638)	$(28,318)	$(90,877)	$(46,924)	$(18,469)

Net loss applicable to common stockholders	$(16,717)	$(53,481)	$(91,038)	$(50,776)	$(19,873)

Net loss per common share:
Basic and diluted	$(2.14)	$(10.47)	$(25.11)	$(48.65)	$(30.64)

Weighted average shares outstanding	7,817,539	5,106,681	3,626,258	1,043,605	648,561

	December 31,
	2003	2002	2001	2000	1999
	As restated (see Note 6)	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and restricted cash	$4,577	$1,676	$29,229	$66,826	$25,455
Working capital (deficiency)	2,258	(2,143)	15,227	67,479	15,769
Total assets	24,421	24,047	59,909	110,824	38,118
Long-term obligations, net of current portion	—	38	4,171	205	106
Convertible and redeemable preferred stock	—	665	161	—	43,805
Stockholders’ equity (deficit)	8,990	6,501	25,427	79,222	(31,128)

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

Historically, we have incurred substantial costs to develop our technology and products, and to recruit and train personnel for our product development and sales and marketing departments. In the past, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred losses in each quarter since inception. During 2003, we incurred a net loss applicable to common shareholders of $16.7 million (see reconciliation of net loss to net loss applicable to common shareholders in note 6 to our audited consolidated financial statements included in this report). As of December 31, 2003, we had an accumulated deficit of $247.1 million and working capital of $2.3 million.

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

On May 9, 2003, in connection with the issuance of our Series B preferred stock, the terms of our Series A preferred stock were amended to remove the right of the Series A preferred stockholders to require us to redeem shares of Series A preferred stock on the seventh anniversary of its issuance. Subsequent to the original issuance of our 2003 financial statements on Form 10-K, as filed with the SEC on March 15, 2004, we identified that the effect of the May 9, 2003 amendment of the Series A preferred stock had not been properly reflected in our financial statements. As a result of the amendment, the Series A preferred stock should have been classified as a component of stockholders’ equity. In addition, we should have recognized as a dividend the Series A preferred stock’s remaining beneficial conversion feature and remaining unamortized offering costs. Our financial statements have been restated to properly reflect this accounting treatment (see Note 6 to Consolidated Financial Statements). However, because the dividend related to the unamortized beneficial conversion feature and unamortized offering costs impacted net loss applicable to common stockholders, but not net loss, there is no resulting change to the discussion under the caption “Results of Operations.” In addition, because the charge is a non-cash charge, there is no impact on our liquidity and capital resources. On March 25, 2004, all of the outstanding shares of our Series A preferred stock were converted into shares of common stock in accordance with their terms.

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

During 2003, we entered into a joint development agreement containing multiple elements with one of our customers including development services and product shipments. Accordingly, we have separated the deliverables into units of accounting and allocated arrangement consideration on these deliverables in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In accordance with EITF Issue No. 00-21, $6.2 million in cash payments received in 2003 were deferred and will be recognized in revenue when products are shipped or as development services are performed in the future.

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

	Year Ended December 31,
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

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue.    Revenue for 2002 decreased $14.8 million, or 33.9%, to $28.9 million compared to $43.6 million for 2001. The decrease in revenue for 2002 was attributable to lower product sales of $16.0 million and a $1.4 million product return of GPRS units from a European distributor, partially off-set by an increase in non-recurring engineering revenue of $1.0 million, and $1.4 million received in connection with the settlement of claims related to the bankruptcy of Metricom, one of our former customers. The overall decrease in product sales reflected lower volumes of sales attributable to the decline in demand for wireless products and wireless access services over the prior period.

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

Research and development expenses.    Our research and development expenses for 2002 decreased $7.4 million, or 35.6%, to $13.4 million compared to $20.8 million for 2001. The decrease primarily was attributable to the continued restructuring of our research and development program, including a reduction in research and development personnel, resulting in a decrease in salary and related expenses of approximately $3.4 million, outside consulting services of approximately $1.0 million, and supplies and equipment, travel and overhead of approximately $2.2 million, in the aggregate. An additional $800,000 of the decrease was attributable to the reassignment of research and development personnel to customer funded development contracts. Accordingly, $800,000 is included in cost of revenue for 2002. In addition, we reached technological feasibility on certain software development activities and capitalized $102,000 during the year ended December 31, 2002 as compared to $2.3 million during the same period in 2001.

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

Liquidity and Capital Resources

We have incurred significant costs to develop our technologies and products. These costs have exceeded total revenue and we have sustained substantial losses from operations in each period since our inception and have used substantially all of our available cash resources to fund operations. During 2003, we incurred a net loss of $11.6 million. As of December 31, 2003, we had an accumulated deficit of $247.1 million, working capital of $2.3 million and approximately $3.9 million in cash and cash equivalents.

We have funded our operations primarily through sales of our equity and debt securities, and to a lesser extent through capital lease arrangements and borrowings under our line of credit. To date, net proceeds from these transactions have totaled approximately $168.9 million, including net proceeds from our initial public offering in the fourth quarter of 2000 of $57.2 million, net proceeds of approximately $25.9 million from the private placement of our Series A redeemable convertible preferred stock in December 2001, net proceeds of approximately $2.4 million from the common stock private placement in September 2002, and net proceeds of $2.6 million from the private placement of Series B convertible preferred stock in 2003, including the related convertible notes and common stock purchase warrants. As of March 25, 2004, all of the outstanding shares of our Series A preferred stock, and all but 4,517 shares of our Series B preferred stock had been converted into shares of our common stock in accordance with their respective terms.

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

Our outstanding shares of Series B preferred stock do not require the payment of cash dividends. Our Series B preferred stock is redeemable by the holder upon a change of control of the Company, including the acquisition by a person or group of beneficial ownership of more than 50.0% of our voting power. However, our authorized capital includes unissued “blank check” preferred stock, the issuance of which may be approved by our board of directors without the prior consent of our stockholders and which can be used to effectively prevent a change of control. As a result, we do not expect to redeem any shares of Series B preferred stock in the foreseeable future. However, in the event our board of directors approves a merger or does not otherwise act to prevent a change of control through the use of our authorized and unissued preferred stock, the redemption features could be triggered. As of December 31, 2003, our total redemption obligation would have equaled $6.1 million.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 29, 2004 with respect to the beneficial ownership of our voting securities of (i) each person who, to our knowledge, beneficially owns more than 5% of any class of our voting securities, (ii) each of our directors and Named Executive Officers, individually and (iii) all our directors and executive officers as a group.

We have relied exclusively upon information provided to us by our directors, Named Executive Officers and executive officers and copies of documents that have been filed with the SEC by others for purposes of determining the number of shares of our capital stock each person beneficially owns. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes those persons who have voting or investment power with respect to the subject securities. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our capital stock beneficially owned by them. Percentage ownership in the table below is based on 16,678,943 shares of common stock outstanding on March 29, 2004. Shares of our stock subject to options or warrants that are exercisable within 60 days of March 29, 2004 and shares of our common stock issuable upon conversion of our Series B preferred stock that are issued and outstanding on March 29, 2004 are also deemed outstanding for purposes of calculating the percentage ownership of that person, and if applicable, the percentage ownership of executive officers and directors as a group, but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person.

	Number of Shares Beneficially Owned		Percentage of Class Beneficially Owned
Name and Address of Beneficial Owner(1)	Common	Series B	Common	Series B
Bay Investments Ltd.(2) Suite 1806 Central Plaza 18 Harbour Rd Wanchal Hong Kong K3 0000	3,754,959	2,257	18.72%	49.98%

Horst J. Pudwill(3)	3,781,026	2,257	18.82	49.98

Cornerstone Equity Investors, LLC(4) 717 Fifth Avenue, Suite 1100 New York, NY 10022	2,949,368	1,129	15.92	24.99

Robert Getz(5)	2,995,386	1,129	16.12	24.99

Mark Rossi(5)	2,995,386	1,129	16.12	24.99

Entities affiliated with Sofaer Capital, Inc.(6) 16 Ice House Street, 16th floor Central Hong Kong	1,515,999	1,035	8.66	22.92

Peter Leparulo(7)	418,520	—	2.46	—

Melvin Flowers(8)	36,372	—	*	—

Daniel Pittard(9)	36,300	—	*	—

Peng K. Lim(10)	27,101	—	*	—

David Werner	—	—	—	—

John Major	—	—	—	—

All directors and executive officers as a group (11 persons)	7,481,558	3,386	33.10	74.47

*	Represents less than one percent of the outstanding class of voting securities.

(1)	Unless otherwise indicated, the principal address for each of the persons listed is c/o Novatel Wireless, Inc., 9255 Towne Centre Drive, Suite 225, San Diego, CA 92121.

(2)	Includes 374,370 shares of common stock and 3,380,589 shares of common stock issuable upon conversion of 2,257 shares of Series B preferred stock currently issued and outstanding. Bay Investments Ltd. is the holder of record of these securities. Horst J. Pudwill, one of our directors, exercises voting and investment control over all these securities and disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(3)	Includes those shares identified in footnote (2) above and 26,067 shares of common stock issuable within 60 days of March 29, 2004 upon the exercise of stock options held directly by Mr. Pudwill.

(4)	Includes 1,097,619 shares of common stock, 1,690,291 shares of common stock issuable upon conversion of 1,129 shares of Series B preferred stock and 161,458 shares of common stock issuable upon the exercise of common stock purchase warrants.

(5)	Includes those shares identified in footnote (4) above and 46,018 shares of common stock issuable within 60 days of March 29, 2004 upon the exercise of stock options held directly by each of Mr. Getz and Mr. Rossi upon the exercise of stock options held by each. Mr. Getz, one of our directors, and Mr. Rossi, the Chairman of our Board of Directors, are both managing directors of Cornerstone Equity Investors, LLC. Cornerstone Equity Investors IV, L.P., the record holder of these securities, is an investment fund whose managing general partner is Cornerstone Equity Investors, LLC. Excluding shares issuable upon exercise of stock options, Mr. Getz and Mr. Rossi together with Robert Knox, Dana O’Brien, Steve Larson and Mike Najjar exercise voting and investment control over these securities and each disclaims beneficial ownership except to the extent of his respective pecuniary interest therein.

(6)	Includes 992,240 shares of common stock issuable upon conversion of 677 shares of Series B preferred stock held by Caledonian Bank & Trust Limited, trustee, Sofaer Funds/Sofaer Capital Global Hedge Fund (Sofaer). Also includes 523,759 shares of common stock issuable upon conversion of 358 shares of Series B preferred stock held by RIT Capital Partners, PLC (RIT). Sofaer Capital, Inc. is the investment advisor of each of Sofaer and RIT. Mr. Michael Sofaer exercises voting and investment control over these securities and disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(7)	Represents: 85,425 shares of common stock, 20,104 shares of common stock issuable upon the exercise of warrants and 312,991 shares of common stock issuable within 60 days of March 29, 2004 upon the exercise of stock options. Mr. Leparulo is our chief executive officer.

(8)	Represents 36,372 shares of common stock issuable through March 30, 2004 upon the exercise of stock options. Mr. Flowers ceased serving as our senior vice president, finance, chief financial officer and secretary as of December 31, 2003.

(9)	Represents 36,300 shares of common stock issuable within 60 days of March 29, 2004 upon the exercise of stock options. Mr. Pittard is a Novatel Wireless director.

(10)	Represents 27,101 shares of common stock issuable within 60 days of March 29, 2004 upon the exercise of stock options. Mr. Lim is a Novatel Wireless director.

Equity Compensation Plan Information

		(a)	(b)	(c)
Plan category	Name of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	The Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan	3,794,252	$6.22	1,667,991

Equity compensation plans not approved by security holders	None

Total		3,794,252	$6.22	1,667,991

(a)	Our stockholders approved our amended and restated 2000 Stock Incentive Plan in September 2000, immediately prior to our initial public offering in November 2000. The amounts included in this table include options to purchase shares of our common stock that we issued under our predecessor plan, the amended and restated 1997 Employee Stock Option Plan, further grants under which were terminated on November 15, 2000.

(c)	On the first day of each fiscal year while the plan is in effect, shares available for issuance under the plan are added to the plan equal to the lesser of (i) 100,000 shares, (ii) three percent of the shares of our common stock outstanding on the last day of the prior fiscal year, or (iii) such lesser number of shares as our board may determine in its sole discretion.

Item 13.    Certain Relationships and Related Transactions

Series B Financing.    In March and May of 2003, we entered into a series of agreements with a group of investors in connection with the private placement of approximately $6.7 million of convertible debt and convertible equity securities and common stock purchase warrants. See note 6 to the Financial Statements for a summary of this transaction. Cornerstone Equity Investors, LLC, a greater than 5% stockholder of ours, participated in this financing. Robert Getz and Mark Rossi, two of our directors, are each managing directors of Cornerstone. Cornerstone invested $1 million in the convertible debt and equity securities that we issued and also received warrants to purchase up to 402,083 shares of our common stock. Peter V. Leparulo, our chief executive officer since January of 2003, purchased $50,000 of the convertible debt and equity securities and warrants to purchase up to 21,427 shares of common stock.

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

Item 14.    Principal Accounting Fees and Services

Fees Billed by Independent Public Auditors

The aggregate fees billed by KPMG LLP, our independent public auditors, for 2003 and 2002 are as follows:

	Fees Paid
	2003	2002
Audit Fees(1)	$260,500	$184,400
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our Consolidated Financial Statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. We do not use KPMG for our tax compliance needs.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

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

Schedule	Page
Schedule II—Valuation and Qualifying Accounts	F-34

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(a) 3. Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.3(1)	Bylaws.

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock.

3.5	Certificate of Designation of Series B Convertible Preferred Stock.

4.1(2)	Specimen Common Stock Certificate.

4.2(4)	Specimen Series A Convertible Preferred Stock Certificate.

4.3(4)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series A Convertible Preferred Stock Financing.

4.4(5)	Warrant to Purchase Stock, issued in connection with the Company’s facility with Silicon Valley Bank.

4.5(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s 1999 Series B Convertible Preferred Stock Financing.

4.6(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series C Convertible Preferred Stock Financing.

4.7(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Debenture Financing.

4.8(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series D Convertible Preferred Stock Financing.

4.9(7)	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.10(7)	Form of Secured Convertible Subordinated Note issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

Exhibit Number	Description

4.11(7)	Form of Secured Convertible Subordinated Note issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.12(7)	Form of Common Stock Purchase Warrant issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.13(7)	Form of Security Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.14(7)	Form of Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

10.1(3)	1997 Stock Incentive Plan, as Amended and Restated.

10.2	Amended and Restated 2000 Stock Incentive Plan.

10.3(3)	2000 Employee Stock Purchase Plan.

10.4(2)	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among Novatel Wireless, Inc. and some of its stockholders.

10.5(2)	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among Novatel Wireless, Inc. and some of its stockholders.

10.6(2)	Form of Indemnification Agreement between Novatel Wireless, Inc. and each of its officers and directors.

10.7(5)	Loan and Security Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.

10.8(5)	Silicon Valley Bank Registration Rights Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.

10.9(6)	Silicon Valley Bank Antidilution Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.

10.10(2)	Real Property Sublease dated as of July 7, 2000, by and between Sicor Inc. (formerly Gensia Sicor, Inc.) and Novatel Wireless, Inc., for 9360 Towne Centre Drive, San Diego, California.

10.11(2)	Real Property Lease, dated as of February 1, 1997, by and between Novatel Wireless Technologies Ltd. and Sun Life Assurance Company of Canada, for 6715 8th St., N.E., Calgary, Alberta.

*10.12(2)	Employment Agreement, dated as of July 24, 2000, by and between Novatel Wireless, Inc. and John Major.

*10.13(2)	Employment Agreement, dated as of August 21, 1996, by and among Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and Ambrose Tam.

10.14(6)	Form of Change of Control Letter Agreement, dated as of May 11, 2001, by and between Novatel Wireless, Inc. and several executives of Novatel Wireless, Inc.

10.15(2)	Standard Manufacturing Agreement, dated as of August 8, 2000, by and between Novatel Wireless, Inc. and Solectron de Mexico, S.A. de C.V.

10.16(2)	First Amendment to Employment Agreement, dated as of September 22, 2000, by and among Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and Ambrose Tam.

10.17(6)	Settlement Agreement and Mutual General Release, dated as of January 12, 2002 by and between Novatel Wireless, Inc. and Sanmina-SCI Corporation and Sanmina Canada ULC.

10.18(6)	Security Agreement, dated as of January 12, 2002 executed by Novatel Wireless, Inc. in favor of Sanmina-SCI Corporation.

10.19(6)	Amendment to the Loan and Security Agreement, dated as of November 21, 2002, by and between the Company and Silicon Valley Bank.

Exhibit Number	Description

10.20(8)	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Financing Transaction.

10.21(8)	Registration Rights Agreement entered into in connection with the Company’s January 2004 Financing Transaction.

10.22(8)	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Financing Transaction.

21(8)	Subsidiaries of Novatel Wireless, Inc.

23.1	Consent of KPMG LLP, Independent Auditors.

23.2	Notice regarding consent of Arthur Andersen LLP.

24(8)	Power of Attorney.

31.1	Certification of our Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-53692), filed January 12, 2001.
(4)	Incorporated by reference to the Company’s current report on Form 8-K, filed January 18, 2002.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended.

(6)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

(7)	Incorporated by reference to the Company’s current report on Form 8-K, filed March 28, 2003.

(8)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004.

*	Management contract or compensation plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2004	NOVATEL WIRELESS, INC.

	By:	/s/ PETER V. LEPARULO
Peter V. Leparulo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER V. LEPARULO Peter V. Leparulo	Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ DAN L. HALVORSON Dan L. Halvorson	Vice President, Finance, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2004

* Robert H. Getz	Director	March 30, 2004

* Peng K. Lim	Director	March 30, 2004

* Daniel E. Pittard	Director	March 30, 2004

* Horst J. Pudwill	Director	March 30, 2004

* Mark Rossi	Director	March 30, 2004

* David A. Werner	Director	March 30, 2004

*By:	/s/ PETER V. LEPARULO Peter V. Leparulo Attorney-in-Fact

S-1

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2003	2002
	As restated (see Note 6)
ASSETS
Current assets:
Cash and cash equivalents	$3,942,000	$1,571,000
Restricted cash	635,000	105,000
Accounts receivable, net of allowance for doubtful accounts of $311,000 in 2003 and $333,000 in 2002	8,986,000	6,937,000
Accounts receivable — related parties (Note 11)	399,000	276,000
Inventories	2,349,000	4,250,000
Prepaid expenses and other	1,378,000	1,561,000

Total current assets	17,689,000	14,700,000

Property and equipment, net	1,915,000	4,101,000
Intangible assets, net	4,629,000	5,054,000
Other assets	188,000	192,000

	$24,421,000	$24,047,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,730,000	$6,919,000
Accrued expenses	1,179,000	1,266,000
Inventory purchase commitments	—	3,983,000
Borrowings under line of credit	—	2,234,000
Restructuring accrual	1,222,000	1,331,000
Deferred revenues	6,218,000	977,000
Current portion of capital lease obligations	82,000	133,000

Total current liabilities	15,431,000	16,843,000

Capital lease obligations, net of current portion	—	38,000

Redeemable and Convertible Series A preferred stock, 3,675 shares issued and outstanding at December 31, 2002 (As restated, see Note 6)	—	665,000

Commitments and contingencies (Notes 3 and 9)

Stockholders’ equity:
Preferred stock, par value $.001, 2,000,000 shares authorized:
Convertible Series A preferred stock amended in 2003, 1,025 shares issued and outstanding at December 31, 2003 (Note 6)	—	—
Convertible Series B preferred stock, 4,703 and 0 shares issued and outstanding at December 31, 2003 and 2002 (Note 6)	—	—
Common stock, par value $.001, 50,000,000 shares authorized, 12,737,640 and 6,984,823 shares issued and outstanding at December 31, 2003 and 2002	13,000	7,000
Additional paid-in capital	256,253,000	238,640,000
Deferred stock compensation	(142,000)	(1,729,000)
Accumulated deficit	(247,134,000)	(230,417,000)

Total stockholders’ equity (As restated, see Note 6)	8,990,000	6,501,000

	$24,421,000	$24,047,000

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	As restated (see Note 6)
Revenue	$33,052,000	$28,825,000	$39,996,000
Revenue — related parties (Note 11)	763,000	47,000	3,647,000

Total revenue	33,815,000	28,872,000	43,643,000

Cost of revenue	27,251,000	26,862,000	74,671,000
Cost of revenue — related parties	640,000	32,000	2,768,000

Total cost of revenue	27,891,000	26,894,000	77,439,000

Gross margin	5,924,000	1,978,000	(33,796,000)

Operating costs and expenses:
Research and development	5,987,000	13,416,000	20,836,000
Sales and marketing	2,558,000	4,640,000	12,262,000
General and administrative	3,647,000	5,717,000	7,837,000
Restructuring and impairment charges	828,000	2,650,000	7,050,000
Amortization of deferred stock compensation(*)	738,000	3,556,000	10,360,000

Total operating costs and expenses	13,758,000	29,979,000	58,345,000

Operating loss	(7,834,000)	(28,001,000)	(92,141,000)

Other income (expense):
Interest income	44,000	221,000	1,598,000
Interest expense (Note 6)	(3,939,000)	(538,000)	(332,000)
Other income (expense), net	91,000	—	(2,000)

Net loss	$(11,638,000)	$(28,318,000)	$(90,877,000)
Accretion of dividends and beneficial conversion features pertaining to preferred stock (As restated, see Note 6)	(5,079,000)	(25,163,000)	(161,000)

Net loss applicable to common stockholders	$(16,717,000)	$(53,481,000)	$(91,038,000)

Weighted average shares used in computation of basic and diluted net loss per common share	7,817,539	5,106,681	3,626,258

Basic and diluted net loss per common share	$(2.14)	$(10.47)	$(25.11)

(*) Amortization of deferred stock compensation:
Cost of revenue	$51,000	$363,000	$1,884,000
Research and development	131,000	307,000	1,068,000
Sales and marketing	135,000	316,000	1,039,000
General and administrative	421,000	2,570,000	6,369,000

	$738,000	$3,556,000	$10,360,000

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	As Restated (See Note 6)							As Restated (See Note 6)
Balance, January 1, 2001			3,586,722	4,000	183,350,000	(18,234,000)	(85,898,000)	79,222,000
Exercise of stock options and warrants			42,809		504,000			504,000
Deferred compensation adjustment for stock options cancelled					(1,533,000)	1,533,000
Amortization of deferred compensation						10,360,000		10,360,000
Shares issued under employee stock purchase plan			13,386		171,000			171,000
Accretion of dividends on Series A convertible and redeemable preferred stock							(50,000)	(50,000)
Imputed value of beneficial conversion feature relating to the issuance of Series A convertible and redeemable preferred stock					21,338,000			21,338,000
Imputed value of warrants issued in conjunction with Series A convertible and redeemable preferred stock					4,512,000			4,512,000
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants							(105,000)	(105,000)
Amortization of offering costs for Series A convertible and redeemable preferred stock							(6,000)	(6,000)
Imputed value of warrants issued in conjunction with obtaining line of credit					358,000			358,000
Net loss							(90,877,000)	(90,877,000)

Balance, December 31, 2001			3,642,917	4,000	208,700,000	(6,341,000)	(176,936,000)	25,427,000
Shares issued under the Sanmina settlement agreement (Note 10)			333,333		5,400,000			5,400,000
Shares repurchased under the Sanmina settlement agreement (Note 10)			(133,333)		(1,600,000)			(1,600,000)
Exercise of stock options and warrants			18,268		239,000			239,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	As restated (see Note 6)							As restated (see Note 6)
Deferred compensation adjustment for stock options cancelled					(1,056,000)	1,056,000
Amortization of deferred compensation						3,556,000		3,556,000
Shares issued under employee stock purchase plan			23,127		135,000			135,000
Accretion of dividends on Series A convertible and redeemable preferred stock							(1,132,000)	(1,132,000)
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants							(22,656,000)	(22,656,000)
Amortization of offering costs for Series A convertible and redeemable preferred stock							(1,375,000)	(1,375,000)
Conversion of Series A convertible and redeemable preferred stock into shares of common stock			2,114,848	2,000	24,425,000			24,427,000
Issuance of common stock, net of issuance costs			985,663	1,000	2,397,000			2,398,000
Net loss							(28,318,000)	(28,318,000)

Balance, December 31, 2002			6,984,823	7,000	238,640,000	(1,729,000)	(230,417,000)	6,501,000
Exercise of stock options and warrants			2,408,489	3,000	2,791,000			2,794,000
Deferred compensation adjustment for stock options cancelled					(849,000)	849,000
Amortization of deferred compensation						738,000		738,000
Shares issued under employee stock purchase plan			16,372		15,000			15,000
Accretion of dividends on Series A convertible and redeemable preferred stock (from January 1, 2003 through May 9, 2003) (As restated, see Note 6)							(97,000)	(97,000)
Accretion of dividends on Series A preferred stock (from May 10, 2003 through December 31, 2003) (As restated, see Note 6)					67,000		(67,000)
Accretion of imputed value assigned to the beneficial conversion on Series A convertible and redeemable preferred stock and related common stock warrants upon termination of redemption feature (As restated, see Note 6)							(2,962,000)	(2,962,000)
Amortization of offering costs for Series A convertible and redeemable preferred stock (As restated, see Note 6)							(177,000)	(177,000)

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	As restated (see Note 6)							As restated (see Note 6)
Reclassification of convertible and redeemable Series A preferred stock as amended on May 9, 2003	3,675				3,900,000			3,900,000
Conversion of Series A preferred stock into shares of common stock	(2,650)		253,299
Conversion of secured subordinated convertible promissory notes into shares of Series B preferred stock	4,721				4,721,000			4,721,000
Issuance of Series B preferred stock, net of issuance costs	2,050				1,522,000			1,522,000
Imputed value of beneficial conversion feature relating to the issuance of convertible notes payable					3,594,000			3,594,000
Warrants issued in connection with convertible notes payable					79,000			79,000
Imputed value of beneficial conversion feature relating to the issuance of Series B preferred stock					1,581,000		(1,581,000)
Conversion of Series B preferred stock into shares of common stock	(2,068)		3,074,657	3,000	(3,000)
Accretion of dividends on Series B preferred stock					195,000		(195,000)
Net loss							(11,638,000)	(11,638,000)

Balance, December 31, 2003, as restated (As restated, see Note 6)	5,728		$12,737,640	$13,000	$256,253,000	$(142,000)	$(247,134,000)	$8,990,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	As restated (see Note 6)
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

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2003	2002	2001
	As restated (see Note 6)
Net proceeds from issuance of Series B convertible preferred stock	1,522,000
Proceeds from exercise of stock options and warrants	2,793,000	239,000	504,000
Proceeds from shares issued under the employee stock purchase plan	15,000	135,000	171,000
Repurchase of common stock under Sanmina Settlement Agreement		(1,600,000)
Net proceeds from the issuance of common stock		2,398,000
Net proceeds from the issuance of convertible notes payable	1,095,000
Payments under capital lease obligation	(164,000)	(159,000)	(57,000)

Net cash provided by financing activities	3,027,000	1,455,000	28,028,000

Net increase (decrease) in cash and cash equivalents	2,371,000	(27,558,000)	(37,697,000)
Cash and cash equivalents, beginning of year	1,571,000	29,129,000	66,826,000

Cash and cash equivalents, end of year	$3,942,000	$1,571,000	$29,129,000

Supplemental disclosures of non-cash investing and financing activities:
Accretion of dividends on Series A convertible and redeemable preferred stock (As restated, see Note 6)	$97,000	$1,132,000	$50,000
Accretion of dividends on Series A preferred stock (As restated, see Note 6)	67,000
Amortization of offering costs for Series A convertible and redeemable preferred stock (As restated, see Note 6)	177,000	1,375,000	6,000
Reclassification of convertible and redeemable Series A preferred stock to convertible Series A preferred stock (As restated, see Note 6)	3,900,000
Deferred compensation adjustment for stock options cancelled	849,000	1,056,000	1,533,000
Issuance of convertible notes payable to settle the inventory purchase commitments liability	3,505,000
Deemed dividend for the imputed value assigned to the beneficial conversion feature on conversion of the Convertible Notes to Series B preferred stock and related common warrants	1,581,000
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants (As restated, see Note 6)	2,962,000	22,656,000	105,000
Common stock issued for settlement of inventory purchase commitment		5,400,000
Conversion of Series A preferred stock into shares of common stock	2,926,000	24,427,000
Conversion of convertible notes payable into Series B preferred stock	4,721,000
Imputed value assigned to beneficial conversion feature on convertible notes payable	3,594,000
Accretion of dividends on Series B preferred stock	195,000
Fixed assets retired against restructuring accrual		365,000
Cashless exercise of warrants			150,000
Capital lease obligation	75,000
Warrants granted in connection with line of credit, net			328,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$145,000	$108,000	$222,000

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include inventory valuation, the use of option pricing models to establish values of equity instruments, the valuation of long – lived assets and restructuring accruals.

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

Intangible Assets

Intangible assets include the costs of non-exclusive and perpetual worldwide software technology licenses and software development costs. License costs are amortized on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years and are amortized as the Company’s products are sold. Software development costs for products sold (primarily firmware embedded in the Company’s products) incurred after technological feasibility is established are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Capitalized software development costs are amortized when products are available for general release to customers, using the greater of the amount computed using (a) the ratio that current gross revenues for the products bear to the total of current and anticipated future gross revenues for those products or (b) the straight-line method over the estimated useful lives of the products, which is currently five years.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company’s revenue is generated from the sale of wireless modems to wireless operators, OEM customers, VARs and distributors and from development services contracts. Revenue from product sales is recognized upon the latest of transfer of title or shipment of the product to the customer. The Company records deferred revenue for cash payments received from customers in advance of when revenue recognition criteria are met. The Company grants price protection provisions to certain customers and tracks pricing and other terms offered to customers buying similar products to assess compliance with these provisions. To date, the Company has not incurred material price protection expenses. The Company establishes reserves for estimated product returns allowances in the period in which revenue is recognized. In estimating future product returns, the Company considers various relevant factors, including the Company’s stated return policies and practices and historical trends. The Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.

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

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, the Company has elected to account for costs of stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25. Additionally, the Company discloses the pro forma effect on net loss and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation (see Note 7). The Company accounts for equity instruments issued to non-employees using the fair value method in accordance with the provisions of SFAS No. 123 and related interpretations. The weighted average fair value of the options granted during fiscal 2003, 2002 and 2001 was estimated as $1.89, $5.49 and $17.73, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 123%, 116% and 104% for fiscal 2003, 2002 and 2001, respectively, risk-free interest rates between 3.0% and 6.45% and expected lives of four to five years.

Had compensation expense been determined based on the fair values at the dates of grant for the years ended December 31, 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss per share would have been reported as the pro forma amounts indicated below:

	Year Ended December 31,
	2003	2002	2001
	As restated (see Note 6)
Net loss applicable to common stockholders, as reported	$(16,717,000)	$(53,481,000)	$(91,038,000)
Net loss applicable to common stockholders, pro forma	$(20,141,000)	$(58,763,000)	$(97,728,000)
Net loss per share, as reported	$(2.14)	$(10.47)	$(25.11)
Net loss per share, pro forma	$(2.58)	$(11.51)	$(26.95)

Based on announcements made by the Financial Accounting Standards Board, the Company expects to be required to use the fair value method to account for all stock based compensation beginning sometime in 2005.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computation of Net Loss Per Share

SFAS No. 128, “Earnings Per Share,” requires companies to compute basic and diluted per share data for all periods for which a statement of operations is presented. Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that were outstanding for the periods presented. Potentially dilutive securities consisting of options, warrants and convertible and redeemable preferred stock were not considered in the calculation of diluted earnings per share, as their impact would be antidilutive. For the periods presented, there is no difference between basic and diluted net loss per share. The difference between net loss and net loss applicable to common stockholders consists of accretion of dividends on convertible and redeemable preferred stock and amortization of offering costs for convertible and redeemable preferred stock. (see Note 6)

Fair Value of Financial Instruments

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

2.    Recent Operational Developments

Operational Overview

The Company has incurred significant costs to develop its technologies and products. These costs have exceeded total revenue. As a result, the Company has incurred losses in each year since inception. As of

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, the Company had an accumulated deficit of $246.4 million and working capital of $2.3 million. During the year ended December 31, 2003, the Company incurred a net loss applicable to common stockholders of $16.0 million. Also during 2003, the Company raised additional equity and debt financing of $5.4 million and, subsequent to December 31, 2003, an additional $7.5 million in equity financing was raised (See Note 6). At December 31, 2003, the Company had approximately $3.9 million in cash and cash equivalents. There were no outstanding borrowings under the line of credit as of December 31, 2003. Management intends to continue executing a plan to improve the Company’s operating results and financial condition. The plan includes strengthening sales initiatives, improving gross margins and continuing to cut other costs as a percentage of sales.

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

6.     Stockholders’ Equity

Recent Financing

In January 2004, the Company successfully raised aggregate net proceeds of approximately $7.5 million, net of fees to the placement agent and offering costs, from the issuance of 1,142,855 shares of Common Stock. Warrants to acquire 228,565 common shares at a price of $8.83, expiring on January 15, 2009, were also issued in conjunction with this offering.

Series B Preferred Stock

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

Each share of Series B preferred stock is entitled to receive cumulative dividends at a rate of 8% per annum which the Company is entitled to pay by means of issuing additional shares of common stock to the holder thereof. The Series B preferred stock is convertible at any time into the number of common shares equal to the total amount

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding plus accrued dividends to date divided by $0.70. As of December 31, 2003, 2,068 shares of Series B preferred stock had been converted into 3,074,657 shares of common stock, and there were 4,703 shares of Series B outstanding that, including accrued dividends, are convertible into 6,998,399 shares of common stock. In addition, each share of Series B preferred stock is entitled to a liquidation preference equal to 150% of the sum of the initial purchase price of $1,000 plus all accrued but unpaid dividends thereon (the Liquidation Preference). The terms of the Series B preferred stock also included a redemption feature effective at the option of the holders upon the seventh anniversary of the date of issuance or upon a change in control of the Company, including the acquisition by a person or group of beneficial ownership of more than 50.0% of the voting power of the Company, whereby holders of Series B preferred stock then outstanding could require the Company to redeem the Series B preferred shares from funds legally available therefore at a redemption price per share equal to the Liquidation Preference. Effective on the original transaction date, the holders of Series B Preferred Stock voluntarily, permanently and unconditionally waived their right to obligate the Company to redeem their shares of Series B Preferred Stock except for the right to redeem in the event of a change in control of the Company. However, the Company’s authorized capital includes unissued “blank check” preferred stock, the issuance of which may be approved by the board of directors without the prior consent of the stockholders of the Company and which can be used to effectively prevent a change of control. As a result, the Company does not expect to redeem any of its Series B preferred stock in the foreseeable future. However, in the event the Company’s board of directors approves a merger or does not otherwise act to prevent a change of control through the use of the Company’s authorized and unissued preferred stock, the redemption features could be triggered. As of December 31, 2003, the Company’s total redemption obligation would have equaled $6.1 million.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Series A Preferred Stock

In December 2001, the Company received aggregate net proceeds of approximately $25.9 million, from the issuance of 27,172 shares of Series A convertible and redeemable preferred stock (“Series A preferred stock”), which are convertible at any time and without the need to pay any additional consideration into common shares. Warrants to acquire 705,765 common shares (the “Investor Warrants”) were issued in conjunction with the Series A preferred stock. All such securities were sold solely to accredited investors, as defined in Rule 501 of Regulation D pursuant to the Securities Act of 1933, as amended. Each share of Series A preferred stock is entitled to receive cumulative dividends at a rate of 6.5% per annum. In addition, each share of Series A preferred stock is entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends thereon. The Series A preferred stock is convertible, at the option of the holder at any time, at a conversion price of $11.55 per share. As of December 31, 2003, 26,147 shares of Series A preferred stock had been converted into 2,368,147 shares of common stock, and there were 1,025 shares of Series A preferred stock outstanding, which are convertible into 100,990 common shares including accumulated dividends to date thereon which are payable in the form of additional shares of common stock at the time of conversion.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to May 9, 2003, the Series A preferred stockholders had the right to require the Company to redeem such stock upon a change of control or the seventh anniversary of the issuance (December 2008), in each case provided there are funds legally available for such purpose. On May 9, 2003, in connection with the Series B preferred stock Private Placement Transactions discussed above, the Series A preferred stock terms were amended to remove the seventh anniversary redemption right.

Subsequent to the original issuance of the Company’s 2003 financial statements on Form 10-K, as filed with the SEC on March 15, 2004, the Company identified that the accounting consequences of the May 9, 2003 amendment of the Series A preferred stock had not been properly reflected in those financial statements. As a result of the amendment, the Series A preferred stock should have been classified as a component of stockholders’ equity in the 2003 balance sheet. Additionally, the amendment should have caused immediate recognition in the 2003 statement of operations of the remaining beneficial conversion feature and remaining unamortized offering costs since the Series A preferred stock is convertible at any time at the option of the stockholder. Consequently, the accompanying consolidated financial statements have been restated to properly reflect this accounting treatment.

As a result of this restatement, net loss applicable to common stockholders in the accompanying statement of operations for 2003 has been increased by $687,000, from ($16.0 million) as previously reported to ($16.7 million) as restated. This increase in net loss applicable to common stockholders represents the dividend recognized for the remaining value of the unaccreted beneficial conversion feature and offering costs. Accordingly, loss per common share in the accompanying statement of operations for 2003 has been increased by $0.09, from ($2.05) per share as previously reported to ($2.14) per share as restated.

Additionally, the carrying value of the Series A preferred stock has been reclassified on the accompanying 2003 balance sheet as a component of stockholders’ equity, thereby increasing stockholders’ equity by $354,000, from $8.6 million as previously reported to $9.0 million as restated. This reclassification has also been reflected in the accompanying statement of stockholders’ equity for 2003. Finally, the accompanying statement of cash flows for 2003 was amended to include the additional accretion in the supplemental disclosures of non-cash investing and financing activities.

As of March 25, 2004, all of the remaining outstanding shares of the Company’s Series A preferred stock had been converted into shares of the Company’s common stock. As a result, there are no shares of Series A preferred stock outstanding as of March 25, 2004.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the Private Placement Transactions in March and May 2003, the Company issued warrants to buy 2,841,072 shares of common stock. These warrants may be exercised at $0.70 per share at any time up to September 12, 2008 for 857,141 warrants and November 14, 2008 for 1,983,931 warrants. Under the fair value method, the value of these warrants at the date of issuance was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Private Placement Transactions allocable to the warrants was $1,400,000, which was recorded as a component of Additional Paid-in Capital, and was determined based on the relative fair values of the debt securities issued and warrants granted.

In connection with the common stock issuance in September 2002, the Company issued warrants to buy 501,209 shares of common stock. These warrants may be exercised at $3.60 per share at any time between March 12, 2003 and March 12, 2006. Under the fair value method, the value of these warrants at the date of issuance was nominal and, accordingly, no value has been assigned to them.

In connection with the Series A preferred stock financing in December 2001 (see Note 6), the Company issued to the purchasers of the Series A preferred stock warrants exercisable for the purchase of 705,765 newly- issued shares of common stock. These warrants may be exercised at $18.00 per share at any time up to December 21, 2005. The Company estimated the fair market value of these warrants at the date of issuance to be $4,512,000, which were ratably accreted in dividends and recorded as a component of Additional Paid-in Capital.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as of December 31, 2003 as follows:

Stock options outstanding	3,794,252
Stock options available for future grant	1,667,991
Stock warrants outstanding	2,476,358
Conversion of Series A Preferred Stock	100,990
Conversion of Series B Preferred Stock	6,998,399
Shares available under the Employee Stock Purchase Plan	83,115

Total reserved shares for issuance of common stock	15,121,105

Net Loss Applicable to Common Stockholders

A reconciliation of the net loss to net loss applicable to common stockholders is as follows:

	Year Ended December 31,
	2003	2002	2001
	As restated
Net loss	$(11,638,000)	$(28,318,000)	$(90,877,000)
Adjustments to net loss used in computing basic and diluted net loss applicable to common stockholders:
Accretion of dividends on convertible and redeemable preferred stock (As restated, see Note 6)	(97,000)	(1,132,000)	(50,000)
Accretion of dividends on Series A preferred stock (As restated, see Note 6)	(67,000)	—	—
Accretion of dividends on Series B Preferred Stock	(195,000)	—	—
Amortization of offering costs for Series A convertible and redeemable preferred stock (As restated, see Note 6)	(177,000)	(1,375,000)	(6,000)
Accretion of imputed value assigned to the beneficial conversion feature of Series A convertible and redeemable preferred stock and related common stock warrants (As restated, see Note 6)	(2,962,000)	(22,656,000)	(105,000)
Imputed value of beneficial conversion feature relating to the issuance of preferred stock	(1,581,000)	—	—

Total	$(5,079,000)	$(25,163,000)	$(161,000)

Net loss applicable to common stockholders	$(16,717,000)	$(53,481,000)	$(91,038,000)

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Stock Option and Employee Stock Purchase Plans

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2003, the Company issued options to purchase an aggregate of 3,690,013 shares of the Company’s common stock to employees and the Company’s non-employee directors. The vesting schedule for 3,497,013 of these options is generally 20% at six months from the vesting commencement date and 1/30th each month thereafter. For the 3,497,013 options granted, the vesting commencement date with respect to options granted to non-employee directors was November 20, 2002 and the vesting commencement date with respect to options granted to employees was June 26, 2003, and in the case of the Company’s CEO, was January 13, 2003. The vesting schedule for the remaining option grants was generally 25% at 1 year from the vesting commencement date and monthly thereafter for a total of 4 years. The vesting commencement date with respect to other options varied based on their issue dates.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Income Taxes

The Company’s deferred tax assets and liabilities consist of the following:

	December 31
	2003		2002
Current deferred taxes:
Accounts receivable reserve		$115,000		$123,000
Accrued expenses		913,000		2,621,000
Inventory reserve		2,774,000		4,065,000
Other		133,000		133,000

Deferred tax asset — current		3,935,000		6,942,000
Valuation allowance		(3,935,000)		(6,942,000)

Net current deferred taxes

Long-term deferred taxes:
Depreciation and amortization		6,674,000		1,598,000
Deferred revenue		2,439,000		231,000
Net operating loss and credit carryforwards		52,958,000		51,115,000

Deferred tax asset — noncurrent		62,071,000		52,944,000
Valuation allowance		(62,071,000)		(52,944,000)

Net long-term deferred taxes

Net deferred income taxes	$		$

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

9.    Commitments and Contingencies

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

Employment Agreements and Contract Commitments

In May 2001, the Company entered into management retention agreements with the Company’s named executive officers. The agreements entitle those employees to enumerated severance benefits if, within 24 months following a change of control (or at the direction of an acquirer in anticipation of such an event), the

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company terminates the employee’s employment other than for cause or disability or the employee terminates his employment for good reason. These severance benefits include a payment of two times the sum of the employee’s annual base salary then in effect and the applicable targeted annual bonus, continued employee benefits, full acceleration of vesting of the employee’s stock options, a tax equalization payment to eliminate the effects of any applicable excise tax, and the issuance to the employee of an option to purchase additional shares of the Company’s common stock. As a condition of the March 12, 2003 Purchase Agreement (see Note 6), the remaining management retention agreements were terminated under mutual agreement between the named executive officers and the Company.

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

10.    Segment Information and Concentrations of Risk

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A significant portion of the Company’s revenue comes from a small number of customers. The Company’s top ten customers for the year ended December 31, 2003 and 2002 accounted for approximately 94.7% and 84.6%, respectively, of the Company’s revenue. Two customers accounted for 55.0% and 29.8%, respectively, of 2003 revenues. One customer accounted for 46.5% of 2002 revenues. Two customers accounted for 13% and 12%, respectively, of 2001 revenues.

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

11.    Related Parties

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 11, 2004, the remaining $496,000 of the AirLink indebtedness was settled in full by AirLink through cash payments to the Company from AirLink of $213,000, with the remaining balance settled primarily by an offset of trade payables owed by the Company to AirLink as a result of product purchases from AirLink during 2003 and 2004. Also, effective March 11, 2004, AirLink’s chairman of the board, Mr. Steven Sherman, resigned as a member of the Company’s Board of Directors.

The Company sells products to a subsidiary of Chinatron Group Holdings Limited. Mr. Horst J. Pudwill, one of the Company’s directors and principal stockholders as a result of the Private Placement Transactions earlier this year (see Note 6 to the Consolidated Financial Statements), is also a director and stockholder of Chinatron. In addition, the chairman and chief executive officer of Chinatron participated in the Private Placement Transactions. Sales to Chinatron for the year ended December 31, 2003 and 2002 were $702,000 and $1,341,000 respectively.

On March 12, 2003 and on May 14, 2003, following the unanimous approval of our disinterested directors, the Company issued convertible debt and convertible equity securities to a group of investors in a private placement transaction. (See Note 6 for a description of this transaction.) Cornerstone Equity Investors, LLC (Cornerstone), a private equity investment firm that is one of the Company’s principal stockholders, participated as an investor in these transactions. Messrs. Mark Rossi and Robert Getz, two of the Company’s directors since December 1999, are managing directors of Cornerstone. Mr. Peter V. Leparulo, the Company’s chief executive officer since January 13, 2003 and member of the Company’s board since May 7, 2003, also participated as an investor in these transactions.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2003 and 2002.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
		As restated	As restated	As restated
		(see Note 6)	(see Note 6)	(see Note 6)
2003:
Total revenues	$7,489	$7,659	$8,063	$10,604
Gross margin	1,223	(313)	2,190	2,824
Net loss applicable to common stockholders as previously reported	(3,209)	(7,966)	(2,750)	(2,105)
Net loss applicable to common stockholders (As restated, see Note 6)	(3,209)	(9,668)	(1,772)	(2,068)
Net loss per share as previously reported	(0.46)	(1.12)	(0.34)	(0.23)
Net loss per share (As restated, see Note 6)	(0.46)	(1.35)	(0.22)	(0.23)
2002:
Total revenues	$7,272	$7,731	$5,905	$7,964
Gross margin	553	420	1,401	(396)
Net loss applicable to common stockholders	(16,109)	(15,633)	(5,833)	(15,909)
Net loss per share	(4.07)	(3.16)	(1.11)	(2.54)

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

As discussed in Note 6 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2003 and for the year then ended.

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

/s/    KPMG LLP

San Diego, California

February 9, 2004, except

  for paragraph 6 of Note 11

  as to which the date is

  March 11, 2004, and

  Note 6, Series A Preferred Stock,

  as to which the date

  is March 25, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Novatel Wireless, Inc.’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K/A. The Consolidated Financial Statements included herein have been revised to retroactively reflect a 1-for-15 reverse stock split on the Company’s common stock approved on October 29, 2002. See Exhibit 23.2 for further discussion. The consolidated balance sheets as of December 31, 2001 and 2000 and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2000 and 1999, referred to in this report has not been included in the accompanying financial statements.

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

/s/    ARTHUR ANDERSEN LLP

San Diego, California

February 1, 2002 (Except with respect to the matters discussed in Note 15 as to which the date is February 22, 2002)

SCHEDULE II

NOVATEL WIRELESS INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002 and 2001

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2003	$333,000	$148,000	$170,000	$311,000
December 31, 2002	294,000	39,000	—	333,000
December 31, 2001	253,000	114,000	$73,000	294,000
Warranty and Sales Returns Reserve:
December 31, 2003	206,000	—	181,000	25,000
December 31, 2002	466,000	—	260,000	206,000
December 31, 2001	675,000	—	209,000	466,000
Deferred Tax Asset Valuation Allowance:
December 31, 2003	59,886,000	6,120,000	—	66,006,000
December 31, 2002	51,515,000	8,371,000	—	59,886,000
December 31, 2001	22,114,000	29,401,000	—	51,515,000

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.3(1)	Bylaws.

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock.

3.5	Certificate of Designation of Series B Convertible Preferred Stock.

4.1(2)	Specimen Common Stock Certificate.

4.2(4)	Specimen Series A Convertible Preferred Stock Certificate.

4.3(4)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series A Convertible Preferred Stock Financing.

4.4(5)	Warrant to Purchase Stock, issued in connection with the Company’s facility with Silicon Valley Bank.

4.5(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s 1999 Series B Convertible Preferred Stock Financing.

4.6(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series C Convertible Preferred Stock Financing.

4.7(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Debenture Financing.

4.8(5)	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series D Convertible Preferred Stock Financing.

4.9(7)	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.10(7)	Form of Secured Convertible Subordinated Note issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.11(7)	Form of Secured Convertible Subordinated Note issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.12(7)	Form of Common Stock Purchase Warrant issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.13(7)	Form of Security Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

4.14(7)	Form of Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing.

10.1(3)	1997 Stock Incentive Plan, as Amended and Restated.

10.2	Amended and Restated 2000 Stock Incentive Plan.

10.3(3)	2000 Employee Stock Purchase Plan.

10.4(2)	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among Novatel Wireless, Inc. and some of its stockholders.

Exhibit Number	Description

10.5(2)	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among Novatel Wireless, Inc. and some of its stockholders.

10.6(2)	Form of Indemnification Agreement between Novatel Wireless, Inc. and each of its officers and directors.

10.7(5)	Loan and Security Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.

10.8(5)	Silicon Valley Bank Registration Rights Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.

10.9(6)	Silicon Valley Bank Antidilution Agreement, dated as of November 29, 2001, by and between the Company and Silicon Valley Bank.

10.10(2)	Real Property Sublease dated as of July 7, 2000, by and between Sicor Inc. (formerly Gensia Sicor, Inc.) and Novatel Wireless, Inc., for 9360 Towne Centre Drive, San Diego, California.

10.11(2)	Real Property Lease, dated as of February 1, 1997, by and between Novatel Wireless Technologies Ltd. and Sun Life Assurance Company of Canada, for 6715 8th St., N.E., Calgary, Alberta.

*10.12(2)	Employment Agreement, dated as of July 24, 2000, by and between Novatel Wireless, Inc. and John Major.

*10.13(2)	Employment Agreement, dated as of August 21, 1996, by and among Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and Ambrose Tam.

10.14(6)	Form of Change of Control Letter Agreement, dated as of May 11, 2001, by and between Novatel Wireless, Inc. and several executives of Novatel Wireless, Inc.

10.15(2)	Standard Manufacturing Agreement, dated as of August 8, 2000, by and between Novatel Wireless, Inc. and Solectron de Mexico, S.A. de C.V.

10.16(2)	First Amendment to Employment Agreement, dated as of September 22, 2000, by and among Novatel Wireless, Inc., Novatel Wireless Technologies Ltd. and Ambrose Tam.

10.17(6)	Settlement Agreement and Mutual General Release, dated as of January 12, 2002 by and between Novatel Wireless, Inc. and Sanmina-SCI Corporation and Sanmina Canada ULC.

10.18(6)	Security Agreement, dated as of January 12, 2002 executed by Novatel Wireless, Inc. in favor of Sanmina-SCI Corporation.

10.19(6)	Amendment to the Loan and Security Agreement, dated as of November 21, 2002, by and between the Company and Silicon Valley Bank.

10.20(8)	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Financing Transaction.

10.21(8)	Registration Rights Agreement entered into in connection with the Company’s January 2004 Financing Transaction.

10.22(8)	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Financing Transaction.

21(8)	Subsidiaries of Novatel Wireless, Inc.

23.1	Consent of KPMG LLP, Independent Auditors.

23.2	Notice regarding consent of Arthur Andersen LLP.

24(8)	Power of Attorney.

31.1	Certification of our Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification of our Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-53692), filed January 12, 2001.
(4)	Incorporated by reference to the Company’s current report on Form 8-K, filed January 18, 2002.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended.

(6)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

(7)	Incorporated by reference to the Company’s current report on Form 8-K, filed March 28, 2003.

(8)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004.

*	Management contract or compensation plan or arrangement.

(b) Reports on Form 8-K

Current report on Form 8-K, furnished pursuant to Items 7 and 9 on October 27, 2003, announcing financial results for the third quarter of 2003 and included in the press release related thereto.