Form 10-Q
period 2004-03-31
NOVATEL WIRELESS INC
filed 2004-05-17
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐ or No  ☒

The number of shares of the Registrant’s common stock outstanding as of May 5, 2004 was 27,721,129.

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. For a detailed discussion of these risks and uncertainties, see the “Business — Risks Related to Our Business” section of this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

Trademarks

The Novatel Wireless logo, “Merlin,” “MobiLink” “Freedom Box” and “Expedite” are U.S. trademarks of Novatel Wireless, Inc. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$10,675,000	$3,942,000
Restricted cash	745,000	635,000
Accounts receivable, net of allowance for doubtful accounts of $311,000 in 2004 and 2003	12,617,000	8,986,000
Accounts receivable — related parties (Note 8)	—	399,000
Inventories	3,580,000	2,349,000
Prepaid expenses and other	1,383,000	1,378,000

Total current assets	29,000,000	17,689,000

Property and equipment, net	1,703,000	1,915,000
Intangible assets, net	5,670,000	4,629,000
Other assets	186,000	188,000

	$36,559,000	$24,421,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,814,000	$6,730,000
Accrued expenses	2,727,000	1,179,000
Restructuring accrual	1,112,000	1,222,000
Deferred revenues	5,463,000	6,218,000
Current portion of capital lease obligations	88,000	82,000

Total current liabilities	16,204,000	15,431,000

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $.001, 2,000,000 shares authorized:
Convertible Series A preferred stock amended in 2003, 0 and 1,025 shares issued and outstanding at March 31, 2004 and December 31, 2003 (Note 4)	—	—
Convertible Series B preferred stock, 4,516 and 4,703 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively (Note 4)	—	—
Common stock, par value $.001, 50,000,000 shares authorized, 16,678,943 and 12,737,640 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	17,000	13,000
Additional paid-in capital	267,133,000	256,253,000
Deferred stock compensation	(74,000)	(142,000)
Accumulated deficit	(246,721,000)	(247,134,000)

Total stockholders’ equity	20,355,000	8,990,000

	$36,559,000	$24,421,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue	$15,144,000	$7,489,000
Cost of revenue	10,798,000	6,266,000

Gross margin	4,346,000	1,223,000

Operating costs and expenses:
Research and development	1,960,000	1,735,000
Sales and marketing	828,000	677,000
General and administrative	925,000	979,000
Restructuring charges	—	413,000
Amortization of deferred stock compensation (*)	67,000	451,000

Total operating costs and expenses	3,780,000	4,255,000

Operating income (loss)	566,000	(3,032,000)
Other income (expense):
Interest income	15,000	1,000
Interest expense	(1,000)	(70,000)
Other income (expense), net	(56,000)	85,000

Net income (loss)	$524,000	$(3,016,000)
Accretion of dividends and beneficial conversion features pertaining to preferred stock	(111,000)	(193,000)

Net income (loss) applicable to common stockholders	$413,000	$(3,209.000)

Per share data :
Net income (loss) per common share:
Basic	$0.03	$(0.46)
Diluted	$0.02	$(0.46)
Weighted average shares used in computation of basic and diluted net income (loss) per common share:
Basic	15,275,822	6,985,369
Diluted	25,043,311	6,985,369
(*) Amortization of deferred stock compensation:
Cost of revenue	$8,000	$19,000
Research and development	20,000	51,000
Sales and marketing	21,000	50,000
General and administrative	18,000	331,000

	$67,000	$451,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$524,000	$(3,016,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	889,000	1,030,000
(Gain) loss on sale of property and equipment	78,000	(85,000)
Accretion of interest expense on convertible notes	—	26,000
Provision for bad debt	—	37,000
Compensation for stock options issued below fair value	67,000	451,000
Changes in assets and liabilities:
Restricted cash	(110,000)	—
Accounts receivable	(3,631,000)	2,167,000
Accounts receivable — related parties	399,000	—
Inventories	(1,231,000)	1,192,000
Prepaid expenses and other	(5,000)	(10,000)
Accounts payable	84,000	(844,000)
Accrued expenses	1,548,000	70,000
Inventory purchase commitments	—	(935,000)
Restructuring accrual	(110,000)	73,000
Deferred revenues	(755,000)	(569,000)

Net cash used in operating activities	(2,253,000)	(413,000)

Cash flows from investing activities:
Purchases of property and equipment	(150,000)	(21,000)
Proceeds from sale of property and equipment	—	99,000
Purchase of intangible assets	(1,525,000)	—

Net cash (used in) provided by investing activities	(1,675,000)	78,000

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	3,244,000	15,000
Net proceeds from issuance of common stock	7,530,000	—
Payments on line of credit borrowings	—	(1,275,000)
Net proceeds from issuance of convertible notes payable	—	1,095,000
Proceeds from (payments) under capital lease obligations, net	(113,000)	(41,000)

Net cash (used in) provided by financing activities	10,661,000	(206,000)

Net increase (decrease) in cash and cash equivalents	6,733,000	(541,000)
Cash and cash equivalents, beginning of period	3,942,000	1,571,000

Cash and cash equivalents, end of period	$10,675,000	$1,030,000

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended March 31,
	2004	2003
Supplemental disclosures of non-cash investing and financing activities:
Accretion of dividends on Series A convertible and redeemable preferred stock		$63,000
Accretion of dividends on Series A preferred stock	$18,000
Accretion of dividends on Series B preferred stock	93,000
Amortization of offering costs for convertible and redeemable preferred stock		7,000
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants		123,000
Imputed value assigned to beneficial conversion feature and warrants granted in connection with the issuance of convertible notes payable		1,095,000
Capital lease obligations	121,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,000	$16,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2003. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period’s financial statements to conform to the presentation for the quarter ended March 31, 2004.

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

Stock-Based Compensation

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which recognizes compensation expense on the grant date if the then current market price of the stock exceeds the exercise price.

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement amends the disclosure requirements of SFAS No. 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In accordance with SFAS No. 123, the Company accounts for costs of stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25. Additionally, the Company discloses the pro forma effect on net loss and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. During the first quarter of 2004, the Company issued options to purchase an aggregate of 263,000 shares of the Company’s common stock to employees and a non-employee director. The vesting schedule for 202,500 of these options is 20% at 6 months from the grant date and 1/30th of the remaining balance of the grant each month thereafter. The remaining option grants vest 25% at 1 year from the grant date and monthly thereafter for a total of 4 years. The weighted average fair value of the options granted during the three months ended March 31, 2004 was estimated as $10.34 per share on the date of grant using the Black-Scholes option pricing model. The following assumptions with respect to first quarter 2004 option grants have been made: no dividend yield, volatility of 130% for the three months ending March 31, 2004 risk-free interest rate of 2.58% and expected lives of four years.

Had compensation expense been determined based on the fair value method at the dates of grant for the quarterly periods ended March 31, 2004 and 2003 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net income (loss) per share would have been reported as the pro forma amounts indicated below:

	March 31, 2004	March 31, 2003
Net income (loss) applicable to common stockholders, as reported	$413,000	$(3,209,000)
Net loss applicable to common stockholders, pro forma	$(803,000)	$(4,096,000)
Net income (loss) per share, as reported - Basic	$0.03	$(0.46)
Net loss per share, pro forma – Basic	$(0.05)	$(0.59)
Net income (loss) per share, as reported – Diluted	$0.02	$(0.46)
Net loss per share, pro forma - Diluted	$(0.03)	$(0.59)

2. Recent Operational Developments

Operational Overview

During the first quarter of 2004, the Company reached profitability for the first time since its inception and recorded net income applicable to common stockholders of $413,000. The Company had previously incurred significant costs to develop its technologies and products, which exceeded total revenue. The Company had incurred losses in each year since inception through the end of 2003. As of March 31, 2004, the Company had an accumulated deficit of $246.7 million and working capital of $12.8 million. Management intends to continue executing a plan to improve the Company’s operating results and financial condition. The plan includes strengthening sales initiatives, improving gross margins and continuing to cut other costs as a percentage of sales. At March 31, 2004, the Company had approximately $10.7 million in cash and cash equivalents on hand.

In May 2004, the Company completed an equity offering transaction, raising approximately $61.5 million, net of offering costs (see note 4).

In January 2004, the Company raised $7.5 million, net of offering costs, from the issuance of 1,142,855 shares of common stock (see note 4).

Nasdaq National Market Listing

On April 29, 2004, the Company transferred the listing of its common shares back to the Nasdaq National Market. The Company’s common shares had traded on the Nasdaq SmallCap Market since April 8, 2003, as it previously did not meet Nasdaq’s $10 million minimum stockholders’ equity requirement for continued listing on the National Market.

Restructuring Charges

As a result of the adverse economic developments in the Company’s industry sector, the Company had continuously reduced its operating costs, primarily through employee layoffs and facility consolidations, throughout 2001, 2002 and 2003. Consequently, restructuring charges have been recorded totaling $828,000 in 2003, $2.7 million in 2002 and $7.1 million in 2001. No charges were recorded during the three months ended March 31, 2004. During the three months ended March 31, 2003, the Company recorded a restructuring charge of $413,000, primarily as a result of eight employee separations. There were no employee separations in 2004 as a result of restructuring activities. The remaining accrual at December 31, 2003 and March 31, 2004 consists solely of facility closing costs.

The following table displays the activity and balances of the restructuring accrual from January 1, 2004 to March 31, 2004:

Balance – December 31, 2003	$1,222,000
Charges	—
Cash payments	(110,000)

Balance – March 31, 2004	$1,112,000

Cash payments for facility closings of $1,112,000 are expected to be paid ratably over the next 42 months.

3. Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States and Canada. The amount of the Company’s assets in the United States and Canada as of March 31, 2004 are $35.1 million and $1.5 million, respectively, and as of December 31, 2003 are $22.6 million and $1.8 million, respectively.

Concentrations of Risk

Substantially all of the Company’s revenues come from wireless Internet products. Any material decline in market acceptance of the Company’s products or a material decline in the financial condition of the Company’s existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue comes from a small number of customers. Five customers accounted for 15.0%, 13.3%, 12.9%, 12.9% and 12.7% of revenues for the three months ended March 31, 2004. Two customers accounted for 62.0%, and 13.6% of revenues for the three months ended March 31, 2003.

4. Stockholders’ Equity

Recent Financings and Equity Activity

On May 4, 2004, the Company completed an underwritten equity offering transaction, raising approximately $61.5 million, net of offering costs of approximately $4.4 million, upon the issuance of 4,250,000 shares of the Company’s common stock. Additionally, in conjunction with this offering, the remaining 4,516 shares of the Company’s Series B preferred stock, including accrued dividends, were converted into 6,782,858 shares of common stock, of which 1,750,000 were sold as part of the equity offering transaction. Net proceeds to the selling shareholders from the sale of these shares amounted to approximately $25.7 million.

In January 2004, the Company raised net proceeds of approximately $7.5 million, net of fees to the placement agent and offering costs, from the issuance of 1,142,855 shares of common stock in a private placement transaction. Warrants to acquire 228,565 common shares at a price of $8.83 per share, expiring on January 15, 2009, were also issued in conjunction with this offering. Resale of the shares issued in this offering and the shares issuable upon exercise of the accompanying common stock purchase warrants was registered on Form S-3, which the SEC declared effective on March 18, 2004.

Series B Preferred Stock

During 2003, in exchange for issuing $4.7 million of secured subordinated convertible promissory notes, the Company received cash of $1.1 million, net of $100,000 of transaction costs and satisfaction of $3.5 million of debt. Additionally, warrants to acquire 857,143 shares of common stock at an exercise price of $0.70 per share were granted. The secured subordinated convertible promissory notes were subsequently converted into 4,721 shares of Series B preferred stock.

Additionally, during 2003, the Company issued and sold 2,050 additional shares of Series B preferred stock and warrants to purchase an aggregate of 732,198 shares of common stock at an exercise price of $0.70 per share in exchange for $2.05 million in cash, which was reduced by approximately $400,000 of transaction costs to $1.6 million net proceeds.

Each share of Series B preferred stock was entitled to receive cumulative dividends at a rate of 8% per annum, which the Company was entitled to pay by means of issuing additional shares of common stock to the holder thereof. The Series B preferred stock was convertible at any time into the number of common shares equal to the total amount outstanding plus accrued dividends to date divided by $0.70. As of March 31, 2004, 2,255 shares of Series B preferred stock had been converted into 3,350,926 shares of common stock, and there were 4,516 shares of Series B outstanding that, including accrued dividends, were convertible into 6,734,774 shares of common stock.

During the first quarter of 2004, 187 shares of Series B preferred stock, including accrued dividends, were converted into 276,269 shares of common stock. During the first quarter of 2004, the Company accrued approximately $93,000 in dividends relating to the outstanding Series B preferred stock. As indicated above, in conjunction with the May 2004 equity offering, the remaining 4,516 shares of Series B preferred stock were converted into shares of common stock. As a result, there are no longer any preferred shares outstanding.

Series A Preferred Stock

During the first quarter of 2004, the remaining 1,025 shares of Series A preferred stock, including accrued dividends, were converted into 102,558 shares of common stock. As a result, there are no shares of Series A preferred stock outstanding.

Stock Options and Warrants

During the first quarter of 2004, options to purchase 686,341 shares of common stock were exercised at a weighted average price of $2.82 per share. As a result of these option exercises, the Company received proceeds of approximately $1.9 million.

During the first quarter of 2004, warrants to purchase 1,733,280 shares of common stock were exercised at a weighted average price of $0.75 per share. As a result of these warrant exercises, the Company received proceeds of approximately $1.3 million.

On April 28, 2004, the Board of Directors of the Company authorized and approved the issuance to the Company’s Executive Officers a total of 850,000 options to purchase shares of the Company’s common stock. The Options were issued pursuant to the Company’s Amended and Restated 2000 Stock Incentive Plan (the “Plan”).

Net income (loss) applicable to common stockholders

A reconciliation of the net income (loss) applicable to common stockholders is as follows:

	Three months ended March 31, (Unaudited)
	2004	2003
Net income (loss)	$524,000	$(3,016,000)

Adjustments to net income (loss) used in computing basic and diluted net loss applicable to common stockholders:
Accretion of dividends on Series A convertible and redeemable preferred stock		(63,000)
Accretion of dividends on Series A convertible preferred stock	(18,000)
Accretion of dividends on Series B convertible preferred stock	(93,000)
Amortization of offering costs for convertible and redeemable preferred stock		(7,000)
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants		(123,000)

Total	$(111,000)	$(193,000)

Net income (loss) applicable to common stockholders	$413,000	$(3,209,000)

5. Line of Credit

The Company is party to an accounts receivable purchase facility with a bank which allows it to borrow, at any given time, up to the lesser of $6.7 million or 75.0% of certain eligible accounts receivable balances. This facility bears interest at 1.5% per month when utilized. The facility is secured by substantially all of the Company’s assets. As of March 31, 2004, no borrowings were outstanding under this facility. The borrowing amount available under this facility at March 31, 2004 was approximately $1.6 million. The facility expires in November 2004.

In connection with initially entering into this facility, the Company issued warrants to purchase 58,762 shares of the Company’s common stock at an exercise price of $7.06 per share, as adjusted to date to reflect dilutive equity issuances made subsequent to November 2001, the initial date of the facility. The fair value of the warrants totaling $358,000 was amortized as interest expense over the initial 12-month term of the facility. In February 2004, all of these warrants were exercised using a cashless feature. A total of 33,996 common shares were issued as a result of this exercise.

6. Commitments and Contingencies

Employment Agreements

The Company has arrangements with certain key employees providing for four months salary payment in the event of termination without cause.

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

7. Income Taxes

The Company has historically generated tax net operating losses. Accordingly, the Company has net operating loss carryovers that may be used to offset future income. Internal Revenue Code (IRC) Section 382 provides that a company’s net operating losses may be limited upon an ownership change. Assuming that there was an ownership change as defined in IRC Section 382 during this period of losses, a tax value computation would need to be made as of the ownership change date(s) to determine the applicable annual limitation applied to the utilization of the Company’s net operating loss carryovers. While the Company does not believe that the limitations, if any, would impair the Company’s ability to use its net operating losses against its current forecasted taxable income for the year ending December 31, 2004, the extent of such limitations has not yet been determined. The Company is in the process of completing a formal IRC Section 382 study and analysis.

8. Related Parties

The Company sells products to AirLink Communications, Inc. (AirLink), a wireless software infrastructure business, which integrates the Company’s modems into their products. AirLink’s Chairman and principal stockholder was also a member of our Board of Directors until March 11, 2004 and is a stockholder of the Company. As of March 11, 2004, the remaining $496,000 of the AirLink indebtedness was settled in full by AirLink through cash payments to the Company from AirLink of $213,000, with the remaining balance settled primarily by an offset of trade payables owed by the Company to AirLink as a result of product purchases during 2003 and 2004. Sales to AirLink were $24,000 and $7,000 for the three months ended March 31, 2004 and 2003, respectively. Purchases from Airlink were $178,000 and $0 for the three months ended March 31, 2004 and 2003, respectively. There were no receivables due from AirLink as of March 31, 2004. Payables due to AirLink as of March 31, 2004 amounted to $20,000.

The Company sells products to a subsidiary of Chinatron Group Holdings Limited. Mr. Horst J. Pudwill, one of the Company’s directors and principal stockholders is also a director and stockholder of Chinatron. In addition, the chairman and chief executive officer of Chinatron participated in private placement transactions, which were completed in 2003 (the 2003 Private Placement). Sales to Chinatron for the three months ended March 31, 2004 and 2003 were $13,000 and $0 respectively.

Cornerstone Equity Investors, LLC (Cornerstone), a private equity investment firm that is one of the Company’s principal stockholders, participated as an investor in the 2003 Private Placement. Messrs. Mark Rossi and Robert Getz, two of the Company’s directors since December 1999, are managing directors of Cornerstone. Mr. Peter V. Leparulo, the Company’s chief executive officer since January 13, 2003 and member of the Company’s board since May 7, 2003, also participated as an investor in the 2003 Private Placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 contained in our 2003 annual report on Form 10-K/A.

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

During the first quarter of 2004, we reached profitability for the first time since its inception and recorded net income applicable to common stockholders of $413,000. Historically, we have incurred substantial costs to develop our technology and products, and to recruit and train personnel for our product development and sales and marketing departments. In the past, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred losses in each quarter since inception through the fourth quarter of 2003. As of March 31, 2004, we had an accumulated deficit of $246.7 million and working capital of $12.8 million.

Since our inception in 1996, we have been focused on the development and commercialization of technologies that allow for wireless access to data. We expanded our operations in advance of the launch of several new products in the late 1990s through 2001. Beginning in 2001, in response to the decline in the telecommunications industry, we implemented an operational and organizational restructuring to increase operating efficiency and conserve working capital. These restructuring activities included facility consolidations, reduction of employee staff, consultants and temporary labor and critical assessments of asset impairment and obsolete inventory. For 2003, 2002 and 2001, we incurred restructuring and impairment charges of approximately $800,000, $2.7 million and $7.1 million, respectively. No restructuring and impairment charges were recorded during 2004.

Beginning in early 2003, we also began aggressively pursuing the development of innovative 3G products, refocused our research and development efforts on sales driven customer needs and focused our sales, marketing and distribution efforts on large wireless operators and related companies.

These efforts have contributed to an increase in our gross margin from a negative $33.8 million for 2001 to a positive gross margin of $5.9 million in 2003 and $4.3 million during the first quarter of 2004, and an improvement in our gross margin as a percentage of total revenue from negative 77.4% in 2001 to positive 17.5% in 2003 and 28.7% in the first quarter of 2004. We also reduced our operating loss from $92.1 million for 2001 to an operating loss of $7.8 million for 2003 and became profitable in the first quarter of 2004 and recorded an operating profit of $566,000.

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

We began shipping our first 3G products in December 2003 and anticipate introducing additional 3G products in the second half of 2004. In the future, we also expect to enter into customer contracts for development services, but not at significant levels in relation to total revenue.

Cost of Revenue. We currently outsource all of our manufacturing operations to LG Innotek. All costs associated with LG Innotek are included in our cost of revenue. Cost of revenue also includes warranty costs, royalty payments based on a percentage of revenue, operations group expenses, costs related to development services and costs related to inventory adjustments, including for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. During 2003, 2002, and 2001, we recorded inventory write-downs of $2.0 million, $2.5 million, and $16.2 million, respectively, due to the decrease in demand for our products. No inventory write-downs were recorded during the first quarter of 2004. We expect to continue to outsource our manufacturing operations, and as our business grows we expect our manufacturing activity to increase.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include revenue recognition, inventory adjustments for excess and obsolete balances, allowance for doubtful accounts receivable, the use of option pricing models to establish values of equity instruments issued in non-monetary transactions with non-employees, useful lives and realizability of long–lived assets and estimates for costs recorded in restructuring accruals.

Revenue Recognition. Our revenue is generated from the sale of our broadband wireless access solutions to wireless operators, OEM customers, VARs and distributors. Revenue from product sales is recognized upon the later of transfer of title or shipment of the product to the customer. We record deferred revenue for cash payments received from customers in advance of product shipments. We establish reserves for estimated product returns allowances in the period in which revenue is recognized. In estimating our future product returns, we consider various relevant factors, including our stated return policies and practices and our historical trends. We believe that our revenue recognition policy is consistent with SEC guidance and in accordance with accounting principles generally accepted in the United States of America.

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

During 2003, we materially amended a joint development agreement containing multiple elements with one of our customers including development services and product shipments. Accordingly, we have separated the deliverables into units of accounting and allocated arrangement consideration to these deliverables in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In accordance with EITF Issue No. 00-21, $6.2 million in cash payments received in 2003 were deferred and will be recognized as revenue when products are shipped or as development services are performed in the future.

Allowance for Doubtful Accounts. We provide an allowance against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, changes in customer payment cycles, and our customer’s credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance. To minimize the likelihood of uncollectibility, we review our customers’ credit-worthiness periodically based on independent credit reporting services, our experience with our customers and the economic condition of our customers’ industries. Material differences may result in the amount and timing of expense for any period if we were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances might be required. We have not experienced significant variances in the past between our estimated and actual doubtful accounts and anticipate that we will be able to continue to make reasonable estimates in the future.

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

Valuation of Intangible and Long-Lived Assets. We periodically assess the impairment of intangible and long-lived assets, which requires us to make assumptions and judgments regarding the carrying value of these assets. We consider assets to be impaired if the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the asset; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.

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

Accrued Restructuring Related Cost. We estimate amounts for direct costs of our expenses and liabilities related to our restructurings in accordance with the EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” For restructurings initiated after December 31, 2002, we apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The restructuring accrual requires the use of estimates including the amounts of future lease obligations offset by estimated sublease income. Due to our inability to sublease certain facilities, we revised our estimates of future sublease income and recorded additional restructuring charges in 2003, 2002 and 2001. We believe that our assumptions and estimates utilized in the determination of the restructuring accrual were appropriate based on the information available to management. Future revisions, if any, in our estimates of the potential costs or sublease income could materially impact our results of operations and financial position.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenue. Revenue for the three months ended March 31, 2004 increased $7.6 million, or 102.2%, to $15.1 million compared to $7.5 million for the same period in 2003. The overall increase in product sales of approximately $7.5 million was attributable primarily to higher sales volumes resulting from our introduction of new products and the increased demand for wireless products and wireless access services during 2004. Revenue recognized for development services remained flat at approximately $1.0 million during the first quarter of 2004 as compared to the same period in 2003. However, during the first quarter of 2004, development services revenue decreased as a percentage of total revenue due to the increase in product shipments. We do not expect development services revenue to represent a significant percentage of total revenue in the foreseeable future.

Cost of revenue. Cost of revenue for the three months ended March 31, 2004 increased $4.5 million, or 72.3%, to $10.8 million compared to $6.3 million for the same period in 2003. The increase in cost of revenue was attributable to a $3.1 million increase in product shipments, an increase in royalty costs of approximately $800,000 and an increase in manufacturing overhead costs of approximately $400,000. Cost of revenue related to products increased due to the increase in the demand for our products as described above. Total cost of revenue for development services during 2004 and 2003 amounted to $800,000 and $1.0 million, respectively.

Gross margin. Gross margin for the three months ended March 31, 2004 increased by $3.1 million, or 255.4% to $4.3 million compared to $1.2 million for the same period in 2003. The increase was primarily attributable to the increase in sales of products with higher margin and an increase in margin on development services revenue discussed above. Gross margin as a percent of revenue increased to 28.7% for the three months ended March 31, 2004 compared to 16.3% for same period in 2003. The increase in gross margin as a percentage of revenue was primarily attributable to sales of products with higher margin in 2004 as compared to 2003 and higher margin on development services revenue.

Research and development expenses. Our research and development expenses for the three months ended March 31, 2004 increased $300,000, or 13.0%, to $2.0 million compared to $1.7 million for the same period in 2003. The increase primarily was attributable to increases in salary and related expenses of approximately $200,000, an increase of approximately $200,000 was attributable to a decrease in the amount of customer funded development contracts during the first quarter of 2004 as compared to 2003 and an increase in outside consulting services and travel costs of approximately $200,000. These increases were offset by decreases in depreciation, facility and overhead costs of approximately $300,000, primarily due to an increase in the number of assets that became fully depreciated during 2003 and the first quarter of 2004.

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2004 increased $100,000, or 22.3%, to $800,000 compared to $700,000 for the same period in 2003. The increase was primarily a result of an increase in sales and marketing efforts which included hiring new personnel during the first quarter of 2004, which increased salary and related expenses by approximately $100,000.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2004 decreased approximately $100,000, or 5.5%, to $900,000 compared to $1.0 million for the same period in 2003. The decrease was primarily attributable to a decrease in depreciation and facility and overhead costs of approximately $100,000, primarily due to an increase in the number of assets that became fully depreciated during 2003 and the first quarter of 2004.

Restructuring and impairment charges. Restructuring and impairment charges for the three months ended March 31, 2003 were $413,000 primarily comprised of severance payments and other related termination expenses associated with our 2003 restructuring plan. There was no similar charge included in the results for the three months ended March 31, 2004.

Amortization of deferred stock compensation. Amortization of deferred stock compensation for the three months ended March 31, 2004 decreased $400,000, or 85.1%, to approximately $100,000 compared to approximately $500,000 for the same period in 2003. This decrease was the result of our use of the attribution method of accounting to amortize deferred compensation associated with equity compensation awards in 2000 which results in the majority of this amortization being recognized in the earlier years following the equity grant. The decrease also reflected a reduction in the unamortized portion of the deferred compensation attributable to previously awarded stock options cancelled during the second quarter of 2003, totaling $850,000.

Other income (expense). Other income (expense) decreased by approximately $100,000 for the three months ended March 31, 2004 compared to the same period in 2003. The decrease was primarily due to a loss on disposal of fixed assets of approximately $100,000 incurred during 2004.

Net income (loss). For the three months ended March 31, 2004, the Company reported net income applicable to common stockholders of $413,000 as compared a net loss of $3.2 million for the same period in 2003.

Liquidity and Capital Resources

During the first quarter of 2004, we reached profitability for the first time since our inception and recorded a net income of $413,000. We had previously incurred significant costs to develop technologies and products, which exceeded total revenue. As a result, we had incurred losses in each year since inception through the end of 2003. As of March 31, 2004, we had an accumulated deficit of $246.7 million and working capital of $12.8 million.

On May 4, 2004, we completed an underwritten equity offering transaction, raising approximately $61.5 million, net of offering costs of approximately $4.4 million, upon the issuance of 4,250,000 shares of our common stock. Additionally, in conjunction with this offering the remaining 4,516 shares of our Series B preferred stock, including accrued dividends, were converted into 6,782,858 shares of common stock, of which 1,750,000 were sold as part of the equity offering transaction. Net proceeds to the selling shareholders from the sale of these shares amount to approximately $25.7 million.

In January 2004, we raised aggregate net proceeds of approximately $7.5 million, net of fees to the placement agent and offering costs, from the issuance of 1,142,855 shares of common stock in a private placement transaction. Warrants to acquire 228,565 common shares at a price of $8.83, expiring on January 15, 2009, were also issued in conjunction with this offering.

In May 2004, we completed the Equity offering of 4,250,000 shares of common stock resulting in net proceeds of approximately $61.5 million.

As of March 31, 2004, we had working capital of $12.8 million and approximately $10.7 million in cash and cash equivalents.

Historical Cash Flows

Net cash used in operating activities. Net cash used in operating activities increased by $1.8 million to approximately $2.3 million for the three months ended March 31, 2004 compared to $400,000 for the same period in 2003. This increase was primarily attributable to a $3.2 million increase in our accounts receivable balance, a $1.2 million increase in our inventory balance and an $800,000 decrease in our deferred revenue balance. This increase was offset by an increase in accrued expenses of $1.5 million and net income of $500,000 compared to a net loss of $3.0 million in 2003. The 2004 net income includes $900,000 of depreciation and amortization expenses.

Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2004 was approximately $1.7 million compared to $100,000 provided from investing activities during the same period in 2003. The cash used in investing activities in 2004 was primarily due to the purchases of software licenses of $1.5 million and purchases of property and equipment of $200,000. The cash provided from investing activities in 2003 is primarily due to the proceeds from the sale of property and equipment of approximately $100,000.

Net cash provided from financing activities. Net cash provided by financing activities for the three months ended March 31, 2004 was $10.7 million, compared to $200,000 used in financing activities during the same period in 2003. The cash provided from financing activities in 2004 was primarily attributable to the net proceeds of $7.5 million from the January 2004 issuance of common stock in addition to proceeds from the exercise of common stock options and warrants of $3.2 million. Cash used in investing activities in 2003 was primarily due to the repayments on our line of credit borrowings of $1.3 million, offset by $1.1 million of proceeds received on the issuance of convertible notes payable.

Current Sources of Capital and Liquidity

As of March 31, 2004, we had working capital of $12.8 million and approximately $10.7 million in cash and cash equivalents. In May 2004, we completed the Equity offering of 4,250,000 shares of common stock resulting in net proceeds of approximately $61.5 million.

We are party to an accounts receivable purchase facility with a bank, which allows us to borrow up to the lesser of $6.7 million or 75.0% of certain eligible accounts receivable balances. This facility bears interest at 1.5% per month when utilized. The facility is secured by substantially all of our assets. As of March 31, 2004, no borrowings were outstanding under this facility. The amount available under this facility at March 31, 2004 was approximately $1.6 million. The facility expires in November 2004.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at March 31, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by Fiscal Year
	2004	2005	2006	2007	2008
Capital lease and other obligations	$88,000	$—	$—	$—	$—
Operating leases	1,069,000	854,000	724,000	543,000	—
Committed purchase orders	15,488,000	—	—	—	—

Total contractual cash obligations	$16,645,000	$854,000	$724,000	$543,000	$—

Other Liquidity Needs

During the next twelve months we plan to incur approximately $3.0 million to $5.0 million for the acquisition of additional licenses and for capital expenditures. In addition, certain of our operating leases related to consolidated facilities obligate us to pay an aggregate of approximately $1.1 million, net of sublease income, over the next 42 months. This obligation is included in the operating lease commitment in the above table.

We believe that our available cash reserves, including net proceeds of approximately $61.5 million received in May 2004 in connection with our equity offering and available borrowings under our credit facility, together with our budgeted operating cash flows, will be sufficient to fund operations, including the expansion of our sales and marketing team, the further development of our new products and the related increase in our general and administrative expenses, and to satisfy our working capital requirements and anticipated capital expenditures for the next twelve months. We expect that one of our significant sources of funds in the future will be our operating cash flow. Our future revenue is dependent on us fulfilling our commitments in accordance with agreements with a small number of major customers. Our liquidity could be impaired if there is any interruption to our business operations, a material failure to satisfy these contractual commitments or a failure to generate additional revenue from new or existing products.

Related Party Transactions

We sell products to AirLink Communications, Inc. (AirLink), a wireless software infrastructure business, which integrates our modems into their products. AirLink’s Chairman and principal stockholder was also a member of our Board of Directors until March 11, 2004 and is a stockholder of ours. As of March 11, 2004, the remaining $496,000 of the AirLink indebtedness was settled in full by AirLink through cash payments to us from AirLink of $213,000, with the remaining balance settled primarily by an offset of trade payables owed by us to AirLink as a result of product purchases during 2003 and 2004. Sales to AirLink were $24,000 and $7,000 for the three months ended March 31, 2004 and 2003, respectively. Purchases from Airlink were $178,000 and $0 for the three months ended March 31, 2004 and 2003, respectively. There were no receivables due from AirLink as of March 31, 2004. Payables due to AirLink as of March 31, 2004 amounted to $20,000.

We sell products to a subsidiary of Chinatron Group Holdings Limited. Mr. Horst J. Pudwill, one of our directors and principal stockholders, is also a director and stockholder of Chinatron. In addition, the chairman and chief executive officer of Chinatron participated in private placement transactions that we completed in 2003 (the 2003 Private Placement). Sales to Chinatron for the three months ended March 31, 2004 and 2003 were $13,000 and $0 respectively.

Cornerstone Equity Investors, LLC (Cornerstone), a private equity investment firm that is one of our principal stockholders, participated as an investor in the 2003 Private Placement. Messrs. Mark Rossi and Robert Getz, two of our directors since December 1999, are managing directors of Cornerstone. Mr. Peter V. Leparulo, our chief executive officer since January 13, 2003 and member of our board since May 7, 2003, also participated as an investor in the 2003 Private Placement.

Risks Related to Our Business

We have incurred significant operating losses since our inception and if we are unable to increase our revenue and gross margins, we may continue to incur significant net losses and negative cash flow from operations.

We have incurred significant operating losses and net losses in each annual period since our inception. As of March 31, 2004, the Company reached profitability for the first time since its inception and recorded net income applicable to common stockholders of $413,000. As of March 31, 2004 we had negative cash flows from operations of $2.3 million. In prior periods, we incurred net losses applicable to common shareholders of $16.7 million for the fiscal year ending 2003, $53.5 million for the fiscal year ending 2002 and $91.0 million for the fiscal year ending 2001. In addition, we had negative cash flows from operations of $400,000 for the fiscal year ending 2003, $28.7 million for the fiscal year ending 2002 and $55.4 million for the fiscal year ending 2001. As of March 31, 2004, we had an accumulated deficit of $246.7 million. If we are unable to continue increasing our revenue and gross margins sufficiently to offset our expenses, we will not maintain profitability and our operating losses, net losses and negative cash flow from operations will continue.

If we experience negative cash flow from operations, we may need to raise additional capital to fund our working capital requirements and anticipated capital expenditures.

We have experienced negative cash flow from operations in the past and, excluding working capital requirements to fund our growth, have only recently become cash flow positive. We currently anticipate that budgeted cash flow from operations, together with our current working capital, including cash received in the equity offering completed in May 2004 and the private placement transaction we completed in January 2004, will be sufficient to meet our working capital requirements and anticipated capital expenditures for the next twelve months. However, the forecast of our ability to meet working capital requirements and anticipated capital expenditures in the future is a forward-looking statement that involves risks and uncertainties and actual results could vary. Our budgeted cash flow from operations include assumptions about increased sales volumes. If we are unable to increase our revenue and gross margins sufficiently to offset our operating expenses, we will continue to experience negative cash flow from operations and may be required to raise additional capital. Our ability to obtain additional capital will depend on financial market conditions, investor expectations for the wireless technology industry, the national economy and other factors outside our control. If we issue equity securities, our stockholders will experience dilution. There can be no assurance that any such additional financing will be available on acceptable terms, or at all. If needed, the failure to secure additional financing would have a material adverse effect on our business, financial condition and operating results.

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

A significant portion of our revenue comes from a small number of customers. Our top ten customers for the first quarter of 2004 and 2003 accounted for approximately 88.3% and 94.0% of our revenue, respectively. Our top ten customers for fiscal 2003 and 2002 accounted for approximately 94.7% and 84.6% of our revenue, respectively. Similarly, our revenue could be adversely affected if we are unable to retain the business of any of our significant customers or if we are unable to diversify our customer base.

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

In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. While we believe that our internal controls over financial reporting currently provide reasonable assurance of achieving their control objectives, no system of internal controls can be designed to provide absolute assurance of effectiveness. See “Item 4. Controls and Procedures” contained in this report. A material failure of internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal controls over financial reporting would have a negative impact on our reputation and business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not currently use derivative financial instruments. We generally place our cash and short-term investments in high-credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations. Our credit facility and related interest cost on borrowings is affected by the variations in the U.S. prime rate of interest. As of March 31, 2004, we had no borrowings outstanding under our line of credit. We do not expect any material loss from our cash and cash equivalents and therefore believe that our potential interest rate exposure is not material; however, these investments are subject to interest rate risk. We do not currently enter into foreign currency hedge transactions. During the quarter March 31, 2004, we had a foreign exchange currency gain of approximately $20,000 recorded in other income and expenses related to our restructuring accrual denominated in Canadian dollars. Revenues generated outside the United States (denominated in U.S. dollars), as a percentage of total revenues were 71.4% for the three months ended March 31, 2004 and 6.8% for the same period in 2003. Fluctuations in foreign exchange rates could impact future operating results.

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

As of March 31, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting or identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

On January 16, 2004, we issued and sold to several investors an aggregate of 1,142,855 shares of newly issued common stock for $7.00 per share, or an aggregate sale price of approximately $8.0 million. In connection with this equity issuance, we also issued to the several investors warrants to purchase an aggregate of 228,565 shares of our common stock at an exercise price of $8.833 per share. (We refer to this transaction as the “2004 Financing”.) The 2004 Financing was offered through a placement agent to whom we paid a fee of approximately $400,000 out of the gross transaction proceeds immediately following its consummation. After paying this fee and related legal and accounting expenses, we realized net proceeds of approximately $7.5 million.

The 2004 Financing was exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act), by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. Neither the offering nor the securities issued in connection therewith involved any underwriter. Moreover, neither the offering nor the securities issuances involved any general solicitation or advertising, and we attached appropriate legends to the stock certificates and the warrants that we consequently issued. With respect to each transaction described below, prior to issuance, each offeree executed and delivered to us an investor questionnaire on which each represented to us that it was an accredited investor within the meaning of Rule 501 of Regulation D and that each was acquiring the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Current reports on Form 8-K, filed April 12, 2004 and February 10, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2004	Novatel Wireless, Inc.

	By:	/s/ DAN L. HALVORSON
Dan L. Halvorson
Vice President, Finance, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)