Form 10-Q
period 2004-06-30
NOVATEL WIRELESS INC
filed 2004-08-16
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒.

The number of shares of the Registrant’s common stock outstanding as of July 31, 2004 was 27,959,677.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,162,000	$3,942,000
Marketable securities	41,074,000	—
Restricted cash	175,000	635,000
Accounts receivable, net of allowance for doubtful accounts of $152,000 and $311,000 in 2004 and 2003, respectively	13,943,000	8,986,000
Accounts receivable — related parties (Note 10)	—	399,000
Inventories	4,708,000	2,349,000
Prepaid expenses and other	1,127,000	1,378,000

Total current assets	92,189,000	17,689,000

Property and equipment, net	2,827,000	1,915,000
Marketable securities	6,050,000	—
Intangible assets, net	5,185,000	4,629,000
Other assets	42,000	188,000

	$106,293,000	$24,421,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,333,000	$6,730,000
Accrued expenses	4,951,000	1,179,000
Restructuring accrual	988,000	1,222,000
Deferred revenues	3,846,000	6,218,000
Capital lease obligations	720,000	82,000

Total current liabilities	20,838,000	15,431,000

Commitments and contingencies (Note 8)

Stockholders’ equity:

Preferred stock, par value $.001, 2,000,000 shares authorized:
Convertible Series A preferred stock amended in 2003, 0 and 1,025 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively (Note 6)	—	—
Convertible Series B preferred stock, 0 and 4,703 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively (Note 6)	—	—
Common stock, par value $.001, 50,000,000 shares authorized, 27,910,494 and 12,737,640 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	28,000	13,000
Additional paid-in capital	329,013,000	256,253,000
Accumulated other comprehensive income	(18,000)	—
Deferred stock compensation	(14,000)	(142,000)
Accumulated deficit	(243,554,000)	(247,134,000)

Total stockholders’ equity	85,455,000	8,990,000

	$106,293,000	$24,421,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		As restated (see Note 2)		As restated (see Note 2)
Revenue	$24,116,000	$7,659,000	$39,260,000	$15,148,000
Cost of revenue	16,401,000	7,972,000	27,199,000	14,238,000

Gross margin	7,715,000	(313,000)	12,061,000	910,000

Operating costs and expenses:
Research and development	2,373,000	1,446,000	4,333,000	3,181,000
Sales and marketing	969,000	612,000	1,797,000	1,289,000
General and administrative	1,274,000	1,040,000	2,199,000	2,019,000
Restructuring charges	—	(175,000)	—	238,000
Amortization of deferred stock compensation (*)	60,000	130,000	127,000	581,000

Total operating costs and expenses	4,676,000	3,053,000	8,456,000	7,308,000

Operating income (loss)	3,039,000	(3,366,000)	3,605,000	(6,398,000)

Other income (expense):
Interest income	143,000	—	158,000	1,000
Interest expense	—	(1,654,000)	(1,000)	(1,724,000)
Other income (expense), net	20,000	—	(37,000)	85,000

Net income (loss)	$3,202,000	$(5,020,000)	$3,725,000	$(8,036,000)
Accretion of dividends and beneficial conversion features pertaining to preferred stock	(34,000)	(4,652,000)	(145,000)	(4,845,000)

Net income (loss) applicable to common stockholders	$3,168,000	$(9,672,000)	$3,580,000	$(12,881,000)

Per share data:
Net income (loss) per common share:
Basic	$0.13	$(1.35)	$0.18	$(1.82)
Diluted	$0.11	$(1.35)	$0.14	$(1.82)

Weighted average shares used in computation of basic and diluted net income (loss) per common share:
Basic	23,675,852	7,144,176	19,475,837	7,065,211
Diluted	28,613,854	7,144,176	26,896,205	7,065,211

(*) Amortization of deferred stock compensation:
Cost of revenue	$8,000	$13,000	$16,000	$32,000
Research and development	20,000	35,000	40,000	86,000
Sales and marketing	21,000	34,000	42,000	84,000
General and administrative	11,000	48,000	29,000	379,000

	$60,000	$130,000	$127,000	$581,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
		As restated (see Note 2)
Cash flows from operating activities:

Net income (loss)	$3,725,000	$(8,036,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,672,000	1,982,000
Inventory write down	—	1,853,000
Accretion of interest expense on convertible notes	—	1,539,000
Compensation for stock options issued below fair value	127,000	581,000
Provision for bad debt	—	92,000
Compensation for warrants issued in connection with convertible debt	—	79,000
Gain on sale of property and equipment	(3,000)	(85,000)
Changes in assets and liabilities:
Restricted cash	460,000	(10,000)
Accounts receivable	(4,558,000)	1,616,000
Inventories	(2,359,000)	740,000
Prepaid expenses and other	397,000	554,000
Accounts payable	3,603,000	57,000
Accrued expenses	3,772,000	(116,000)
Inventory purchase commitments	—	(432,000)
Restructuring accrual	(234,000)	(476,000)
Deferred revenues	(2,372,000)	(727,000)

Net cash provided by (used in) operating activities	4,230,000	(789,000)

Cash flows from investing activities:
Purchases of property and equipment	(847,000)	(25,000)
Proceeds from sale of property and equipment	44,000	105,000
Purchases of marketable securities	(47,142,000)	—
Purchase of intangible assets	(1,525,000)	—

Net cash provided by (used in) investing activities	(49,470,000)	80,000

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	4,158,000	972,000
Proceeds from issuance of common stock, net	68,473,000	—
Net proceeds from issuance of Series B convertible preferred stock	—	1,617,000
Net proceeds from issuance of convertible notes	—	1,095,000
Payments on line of credit borrowings	—	(2,056,000)
Proceeds from payments under capital lease obligations	(171,000)	(82,000)

Net cash provided by financing activities	72,460,000	1,546,000

Net increase in cash and cash equivalents	27,220,000	837,000
Cash and cash equivalents, beginning of period	3,942,000	1,571,000

Cash and cash equivalents, end of period	$31,162,000	$2,408,000

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended June 30,
	2004	2003
		As restated (see Note 2)
Supplemental disclosures of non-cash investing and financing activities:
Accretion of dividends on convertible and redeemable Series A preferred stock	—	$91,000
Accretion of dividends on Series A convertible preferred stock	$18,000	34,000
Capital lease obligations	809,000	—
Accretion of dividends on Series B preferred stock	127,000	—
Conversion of Series B preferred stock into shares of common stock	7,000	—
Amortization of offering costs for Series A convertible and redeemable preferred stock	—	177,000
Reclassification of convertible and redeemable Series A preferred stock to convertible and redeemable Series A preferred stock	—	3,900,000
Deferred compensation adjustment for stock options cancelled	—	849,000
Issuance of convertible notes payable to settle the inventory purchase commitments liability	—	3,505,000
Deemed dividend for the imputed value assigned to the beneficial conversion feature on conversion of the Convertible Notes to Series B preferred stock and related common warrants	—	1,581,000
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants	—	2,962,000
Conversion of Series A preferred stock into shares of common stock	—	1,654,000
Conversion of convertible notes payable into Series B preferred stock	—	1,217,000
Imputed value assigned to beneficial conversion feature on convertible notes payable	—	3,594,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,000	$62,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2003. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period’s financial statements to conform to the presentation for the quarter ended June 30, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include inventory valuation, the use of option pricing models to establish values of equity instruments, the valuation of long–lived assets and restructuring accruals.

Recent Accounting Pronouncements

Effective as of the beginning of the first quarter of fiscal 2004, the Company adopted the revised interpretation of Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46(R)), “Consolidation of Variable Interest Entities,” (FIN 46(R)). FIN 46(R) requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have any investments in or arrangements with entities it believes are variable interest entities. The adoption of FIN 46(R) did not have any impact on the Company’s consolidated financial statements.

Stock Based Compensation

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which recognizes compensation expense on the grant date if the then current market price of the stock exceeds the exercise price.

In December 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement amends the disclosure requirements of SFAS No. 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In accordance with SFAS No. 123, the Company accounts for costs of stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25. Additionally, the Company discloses the pro forma effect on net loss and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. During the first six months of 2004, the Company issued options to purchase an aggregate of 1,542,000 shares of the Company’s common stock to its employees and a non-employee director. The vesting schedule for 1,052,500 of these options is 20% at 6 months from the grant date and 1/30th of the remaining balance of the grant each month thereafter. The remaining option grants vest 25% at 1 year from the grant date and monthly thereafter for a total of 4 years. The weighted average exercise price of the options granted during the six months ended June 30, 2004 was $15.67 per share. The weighted average fair value of the options granted during the six months ended June 30, 2004 was estimated as $12.99 per share on the date of grant using the Black-Scholes option-pricing model. The following assumptions for the three and six months ended June 30, 2004 and June 30, 2003 option grants have been made: risk-free interest rates between 2.51% and 3%, dividend yields of 0%, expected volatility of 160.4%, 160.4%, 122.6%, and 122.6%, respectively, and an expected life of the option of four years.

Had compensation expense been determined based on the fair value method at the dates of grant for the quarterly periods ended June 30, 2004 and 2003 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net income (loss) per share would have been reported as the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		As restated (see Note 2)		As restated (see Note 2)
Net income (loss) applicable to common stockholders, as reported	$3,168,000	$(9,672,000)	$3,580,000	$(12,881,000)
Net income (loss) applicable to common stockholders, pro forma	$522,000	$(10,809,000)	$(379,000)	$(13,503,000)
Net income (loss) per share, as reported – Basic	$0.13	$(1.35)	$0.18	$(1.82)
Net income (loss) per share, pro forma – Basic	$0.02	$(1.51)	$(0.02)	$(1.91)
Net income (loss) per share, as reported – Diluted	$0.11	$(1.35)	$0.14	$(1.82)
Net income (loss) per share, pro forma – Diluted	$0.02	$(1.51)	$(0.02)	$(1.91)

2. Restatement of 2003 Results

In March 2004, subsequent to the original issuance of the Company’s 2003 financial statements on Form 10-K, as filed with the SEC on March 15, 2004, the Company determined it had not accounted for the beneficial conversion feature on its Series A preferred stock in accordance with GAAP. Accordingly, the Company restated its consolidated financial statements for those periods on Form 10-K/A to amend and restate the fiscal year ended December 31, 2003 to correct this misstatement.

As a result of this restatement, net loss applicable to common stockholders in the accompanying statements of operations for three and six months ended June 30, 2003 has been increased by $1,706,000, from a loss of $8.0 million and $11.2 million as previously reported to a loss of $9.7 million and $12.9 million, as restated, respectively. This increase in net loss applicable to common stockholders represents the deemed dividend recognized during the period for the remaining value of the unaccreted beneficial conversion feature and offering costs. Accordingly, loss per common share in the accompanying statements of operations for the three and six months ended June 30, 2003 has been increased by $0.23 and $0.24, from a loss of $1.12 and $1.58 per share as previously reported to a loss of $1.35 and $1.82 per share as restated, respectively. Further discussion of the correction appears in Note 6 to the Company’s audited consolidated financial statements for the year ended December 31, 2003 on Form 10-K/A.

3. Recent Operational Developments and Balance Sheet Details

Operational Overview

In May 2004, the Company completed an equity offering, raising approximately $61.0 million, net of offering costs (see note 6). At June 30, 2004, the Company had approximately $31.2 million in cash and cash equivalents and $47.1 million of marketable securities on hand.

During the first half of 2004, the Company reached profitability for the first time since its inception and recorded net income applicable to common stockholders of $3.6 million. The Company had previously incurred significant costs to develop its technologies and products, which exceeded total revenue. The Company had incurred losses in each year since inception through the end of 2003. As of June 30, 2004, the Company had an accumulated deficit of $243.6 million and working capital of $71.4 million. Management intends to continue executing a plan to improve the Company’s operating results and financial condition. The plan includes strengthening sales initiatives and improving gross margins.

In January 2004, the Company raised $7.5 million, net of offering costs, from the issuance of 1,142,855 shares of common stock (see note 6).

Nasdaq National Market Listing

On April 29, 2004, the Company transferred the listing of its common shares back to the Nasdaq National Market. The Company’s common shares had traded on the Nasdaq SmallCap Market since April 8, 2003, as it previously did not meet Nasdaq’s $10 million minimum stockholders’ equity requirement for continued listing on the National Market on which its common stock had been listed since the Company’s initial public offering in November 2000.

Restructuring Charges

As a result of the adverse economic developments in the Company’s industry sector, the Company had continuously reduced its operating costs, primarily through employee layoffs and facility consolidations, throughout 2001, 2002 and 2003. Consequently, restructuring charges have been recorded totaling $828,000 in 2003, $2.7 million in 2002 and $7.1 million in 2001. No charges were recorded during the three and six months ended June 30, 2004. During the six months ended June 30, 2003, the Company recorded a restructuring charge of $238,000, primarily as a result of eight employee separations. There were no employee separations in 2004 as a result of restructuring activities. The remaining accrual at December 31, 2003 and June 30, 2004 consists solely of facility closing costs.

The following table displays the activity and balances of the restructuring accrual from January 1, 2004 to June 30, 2004:

Balance – January 1, 2004	$1,222,000
Cash payments	(234,000)

Balance – June 30, 2004	$988,000

Cash payments for facility closings of $988,000 are expected to be paid ratably over the next 39 months.

Inventories

Inventories consist of the following:

	(Unaudited)
	June 30, 2004	December 31, 2003

Finished goods	$563,000	$1,576,000
Raw materials and components	4,145,000	773,000

	$4,708,000	$2,349,000

Accrued Expenses

Accrued expenses consist of the following:

	(Unaudited) June 30, 2004	December 31, 2003
Royalties	$2,514,000	$493,000
Payroll and related	1,130,000	442,000
Product warranty and sales returns reserve	193,000	25,000
Professional fees	680,000	75,000
Other	434,000	144,000

	$4,951,000	$1,179,000

4. Earnings (Loss) Per Share

Earnings (Loss) Per Share – Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible subordinated notes, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three and six months ended June 30, 2004 and 2003, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	23,675,852	7,144,176	19,475,837	7,065,211

Effect of dilutive securities:
Warrants	267,417	—	485,412	—
Options	2,136,330	—	2,127,324	—
Series A Preferred Stock	—	—	45,783	—
Series B Preferred Stock	2,534,255	—	4,761,849	—

Diluted weighted average common and potential common shares outstanding	28,613,854	7,144,176	26,896,205	7,065,211

Weighted average options and warrants to purchase a total of 1,767,266 and 2,000,437 shares of common stock for the three and six months ended June 30, 2004, respectively, and 4,836,439 and 3,906,102 shares of common stock for the three and six months ended June 30, 2003, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

5. Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States and Canada. The amount of the Company’s assets in the United States and Canada as of June 30, 2004 are $103.7 million and $2.6 million, respectively, and as of December 31, 2003 are $22.6 million and $1.8 million, respectively.

Concentrations of Risk

Substantially all of the Company’s revenues come from the sale of wireless Internet products. Any material decline in market acceptance of the Company’s products or a material decline in the financial condition of the Company’s existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue comes from a small number of customers. For the three months ended June 30, 2004 two customers accounted for 14.3% and 10.8% of revenues. Two customers accounted for 74.6%, and 16.3% of revenues for the three months ended June 30, 2003. Two customers accounted for 14.6% and 10.7% of revenues for the six months ended June 30, 2004. Two customers accounted for 68.4% and 15.0% of revenues for the six months ended June 30, 2003.

6. Stockholders’ Equity

Recent Financings and Equity Activity

In May 2004, the Company completed an underwritten registered, public equity offering transaction, raising approximately $61.0 million, net of offering costs and underwriters’ commissions of approximately $4.9 million, upon the issuance of 4,250,000 shares of the Company’s common stock. Additionally, in conjunction with this offering, the remaining 4,516 shares of the Company’s Series B preferred stock, including accrued dividends, were converted into 6,782,858 shares of common stock, of which 1,750,000 were sold by selling stockholders as part of the equity offering transaction. Net proceeds to the selling shareholders from the sale of these shares amounted to approximately $25.7 million.

In January 2004, the Company raised net proceeds of approximately $7.5 million, net of fees to the placement agent and offering costs, from the issuance of 1,142,855 shares of common stock in a private placement transaction. Warrants to acquire 228,565 common shares at a price of $8.833 per share, expiring on January 15, 2009 and exercisable at anytime prior to expiration, were also issued in conjunction with this offering. Resale of the shares issued in this offering and the shares issuable upon exercise of the accompanying common stock purchase warrants was registered on a registration statement on Form S-3, which the SEC declared effective on March 18, 2004.

Series B Preferred Stock

During 2003, in exchange for issuing $4.7 million of secured subordinated convertible promissory notes, the Company received cash of $1.1 million, net of $100,000 of transaction costs and satisfaction of $3.5 million of debt. Additionally, warrants to acquire 857,143 shares of common stock at an exercise price of $0.70 per share were granted. All the secured subordinated convertible promissory notes were subsequently converted into 4,721 shares of Series B preferred stock.

Additionally, during 2003, the Company issued and sold 2,050 additional shares of Series B preferred stock and warrants to purchase an aggregate of 732,198 shares of common stock at an exercise price of $0.70 per share in exchange for $2.05 million in cash, which was reduced by approximately $400,000 of transaction costs to $1.6 million net proceeds.

Each share of Series B preferred stock was entitled to receive cumulative dividends at a rate of 8% per annum, which the Company was entitled to pay by means of issuing additional shares of common stock to the holder thereof. The Series B preferred stock was convertible at any time into the number of common shares equal to the total amount outstanding plus accrued dividends to date divided by $0.70. As of June 30, 2004, all of the 6,771 shares of Series B preferred stock, including accrued dividends had been converted into 10,133,784 shares of common stock. As a result, there are no shares of Series B preferred stock outstanding at June 30, 2004.

During the six months ended June 30, 2004, 4,703 shares of Series B preferred stock, including accrued dividends, were converted into 7,059,127 shares of common stock. During the six months ended June 30, 2004, the Company accrued approximately $127,000 in dividends relating to the outstanding Series B preferred stock.

Series A Preferred Stock

During the first quarter of 2004, the remaining 1,025 shares of Series A preferred stock, including accrued dividends, were converted into 102,558 shares of common stock. As a result, there are no shares of Series A preferred stock outstanding. During the six months ended June 30, 2004, the Company accrued approximately $18,000 in dividends relating to the outstanding Series A preferred stock.

Stock Options and Warrants

During the six months ended June 30, 2004, options to purchase 876,742 shares of common stock were exercised at a weighted average price of $3.09 per share. As a result of these option exercises, the Company received proceeds of approximately $2.7 million.

During the six months ended June 30, 2004, warrants to purchase 1,741,572 shares of common stock were exercised at a weighted average price of $1.22 per share. As a result of these warrant exercises, the Company received proceeds of approximately $1.5 million.

On April 29, 2004, the Board of Directors of the Company authorized and approved the issuance to the Company’s Executive Officers a total of 850,000 options to purchase shares of the Company’s common stock at an exercise price of $16.27 per share, which was the fair market value of the Company’s common stock on the date of this grant. The Options were issued pursuant to the Company’s Amended and Restated 2000 Stock Incentive Plan (the “Plan”).

Net income (loss) applicable to common stockholders

A reconciliation of the net income (loss) applicable to common stockholders is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
		As restated (see Note 2)		As restated (see Note 2)
Net income (loss)	$3,202,000	$(5,020,000)	$3,725,000	$(8,036,000)

Adjustments to net income (loss) used in computing basic and diluted net loss applicable to common stockholders:
Deemed dividend for the imputed value assigned to the beneficial conversion feature on conversion of the Convertible Notes to Series B preferred stock and related common stock warrants	—	(1,581,000)	—	(1,581,000)
Accretion of dividends on Series A convertible and redeemable preferred stock	—	(28,000)	—	(91,000)
Accretion of dividends on Series A convertible preferred stock	—	(34,000)	(18,000)	(34,000)
Accretion of dividends on Series B convertible preferred stock	(34,000)	—	(127,000)	—
Amortization of offering costs for convertible and redeemable pre preferred stock	—	(170,000)	—	(177,000)
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants	—	(2,839,000)	—	(2,962,000)

Total	(34,000)	(4,652,000)	(145,000)	(4,845,000)

Net income (loss) applicable to common stockholders	$3,168,000	$(9,672,000)	$3,580,000	$(12,881,000)

7. Line of Credit

The Company had been party to an accounts receivable purchase facility with a bank, which had allowed it to borrow, at any given time, up to the lesser of $6.7 million or 75.0% of certain eligible accounts receivable balances. The interest rate charged on this facility was 1.5% per month when utilized. The facility was secured by substantially all of the Company’s assets. As of June 30, 2004, no borrowings were outstanding under this facility. The borrowing amount available under this facility at June 30, 2004 was approximately $700,000. The Company canceled this facility in July 2004.

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

8. Commitments and Contingencies

Management Retention Agreements

In August 2004, the Company entered into management retention agreements with the Company’s named executive officers. The agreements entitle those employees to enumerated severance benefits if, within the one year period immediately following a change of control (or at the direction of an acquirer in anticipation of such an event), the Company terminates the employee’s employment other than for cause or disability or the employee terminates his employment for good reason. These severance benefits would include a lump sum payment of three times the sum of the employee’s annual base salary then in effect and the applicable targeted annual bonus, continued employee benefits, full acceleration of vesting of the employee’s stock options, a tax equalization payment to eliminate the effects of any applicable excise tax, and financial planning and outplacement services.

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

9. Income Taxes

The Company has historically generated tax net operating losses. Accordingly, the Company has net operating loss carryovers that may be used to offset future income. Internal Revenue Code (IRC) Section 382 provides that a company’s net operating losses may be limited upon an ownership change. Assuming that there was an ownership change as defined in IRC Section 382 during this period of losses, a tax value computation would need to be made as of any ownership change dates to determine the applicable annual limitation applied to the utilization of the Company’s net operating loss carryovers. While the Company does not believe that the limitations, if any, would impair the Company’s ability to use its net operating losses to offset current forecasted taxable income for the year ending December 31, 2004, the extent of such limitations has not yet been determined. The Company is in the process of completing a formal IRC Section 382 study and analysis.

10. Related Parties

The Company sells products to AirLink Communications, Inc. (AirLink), a wireless software infrastructure business, which integrates the Company’s modems into their products. AirLink’s Chairman and principal stockholder was also a member of our Board of Directors until March 11, 2004 and is a stockholder of the Company. Sales to AirLink for the three and six months ended June 30, 2004 were $12,000 and $387,000 and were $0 and $7,000, for the three and six months ended June 30, 2003, respectively. Purchases from Airlink were $195,000 and $374,000 for the three and six months ended June 30, 2004, respectively. There were no purchases from AirLink for the three and six months ended June 30, 2003. Receivables due from AirLink amounted $6,000 as of June 30, 2004. Payables due to AirLink as of June 30, 2004 amounted to approximately $108,000.

The Company sells products to a subsidiary of Chinatron Group Holdings Limited (Chinatron). Mr. Horst J. Pudwill, one of the Company’s directors and principal stockholders is also a director and stockholder of Chinatron. In addition, the chairman and chief executive officer of Chinatron participated in private placement transactions, which were completed in 2003 (the 2003 Private Placement). Sales to Chinatron for the three and six months ended June 30, 2004 were $26,000 and $39,000, respectively. Sales to Chinatron for three and six months ended June 30, 2003 were $147,000 and $417,000, respectively.

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

During the first quarter of 2004, we reached profitability for the first time since our inception and recorded net income applicable to common stockholders of $413,000. During the second quarter of 2004, we continued to execute on our plan to improve our operating results and financial condition and recorded net income applicable to common stockholders of $3.2 million. Historically, we have incurred substantial costs to develop our technology and products, and to recruit and train personnel for our product development and sales and marketing departments. In the past, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred losses in each quarter since inception through the fourth quarter of 2003. As of June 30, 2004, we had an accumulated deficit of $243.6 million and working capital of $71.4 million.

Since our inception in 1996, we have been focused on the development and commercialization of technologies that allow for wireless access to data. We expanded our operations in advance of the launch of several new products in the late 1990s through 2001. Beginning in 2001, in response to the decline in the telecommunications industry, we implemented an operational and organizational restructuring to increase operating efficiency and conserve working capital. These restructuring activities included facility consolidations, reduction of employee staff, consultants and temporary labor and critical assessments of asset impairment and obsolete inventory. For 2003 and 2002, we incurred restructuring and impairment charges of approximately $800,000 and $2.7 million, respectively. No restructuring and impairment charges were recorded during 2004.

Beginning in early 2003, we also aggressively pursued the development of innovative 3G products, refocused our research and development efforts on sales driven customer needs and focused our sales, marketing and distribution efforts on large wireless operators and related companies.

These efforts have contributed to an increase in our gross margin from a negative $33.8 million for 2001 to a positive gross margin of $5.9 million in 2003 and $12.1 million for the six months ended June 30, 2004, and an improvement in our gross margin from negative 77.4% in 2001 to positive 17.5% in 2003 and 32.0% for the three months ended June 30, 2004 and 30.7% for the six months ended June 30, 2004. We also reduced our operating loss from $28.0 million for 2002 to an operating loss of $7.8 million for 2003 and became profitable in the first quarter of 2004. For the six months ended June 30, 2004 we recorded operating income of $3.6 million.

Factors Which May Influence Future Results of Operations

We intend to continue executing on a plan to improve our operating results and financial condition. The plan includes strengthening sales initiatives and improving gross margins. We have entered into and expect to continue to enter into new customer contracts for the development and supply of our products and this may place significant demands on our resources.

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

Cost of Revenue. We currently outsource all of our manufacturing operations to LG Innotek. All costs associated with LG Innotek are included in our cost of revenue. Cost of revenue also includes warranty costs, royalty payments based on a percentage of revenue, operations group expenses, costs related to development services and costs related to inventory adjustments, including for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. During 2003 and 2002, we recorded inventory write-downs of $2.0 million and $2.5 million, respectively, due to the decrease in demand for our products. No inventory write-downs were recorded during the six months ended June 30, 2004. We expect to continue to outsource our manufacturing operations, and as our business grows we expect our manufacturing activity to increase.

Operating Expenses. Many of our products target wireless operators and other customers in Europe, North America and Asia. If these markets continue to grow as expected, we will likely develop new products to serve these markets, resulting in increased research and development expenses associated with such new product development. We have in the past and expect to continue in future periods to incur these expenses in periods prior to recognizing revenue from these contracts. In addition, the portion of our revenue derived from international sales has increased, requiring an expansion of our sales and marketing efforts in these markets.

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

During 2003, we amended a joint development agreement containing multiple elements with one of our customers including development services and product shipments. Accordingly, we have separated the deliverables into units of accounting and allocated arrangement consideration to these deliverables in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In accordance with EITF Issue No. 00-21, $6.2 million in cash payments received in 2003 were deferred and is being recognized as revenue when products are shipped or as development services are performed.

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

Accrued Restructuring Related Cost. We estimate amounts for direct costs of our expenses and liabilities related to our restructurings in accordance with the EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” For restructurings initiated after December 31, 2002, we apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The restructuring accrual requires the use of estimates including the amounts of future lease obligations offset by estimated sublease income. Due to our inability to sublease certain facilities, we revised our estimates of future sublease income and recorded additional restructuring charges in 2003 and 2002. We believe that our assumptions and estimates utilized in the determination of the restructuring accrual were appropriate based on the information available to management. Future revisions, if any, in our estimates of the potential costs or sublease income could materially impact our results of operations and financial position.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenue. Revenue for the three months ended June 30, 2004 increased $16.5 million, or 215%, to $24.1 million compared to $7.7 million for the same period in 2003. The overall increase in product sales of approximately $16.0 million was attributable primarily to higher sales volumes resulting from our introduction of new products and the increased demand for wireless products and wireless access services during 2004. Revenue recognized for development services increased $500,000, or 66%, to $1.2 million for the three months ended June 30, 2004 compared to $700,000 for the same period in 2003. However, during the second quarter of 2004, development services revenue decreased as a percentage of total revenue due to the increase in product shipments. We do not expect development services revenue to represent a significant percentage of total revenue in the foreseeable future.

Cost of revenue. Cost of revenue for the three months ended June 30, 2004 increased $8.4 million, or 106%, to $16.4 million compared to $8.0 million for the same period in 2003. The increase in cost of revenue was attributable to an $8.2 million increase in product shipment costs, an increase in royalty costs of approximately $1.8 million and an increase in manufacturing overhead costs of approximately $200,000. Cost of revenue related to products increased due to the increase in the demand for our products as described above. Total cost of revenue for development services during 2004 and 2003 amounted to $900,000 and $700,000, respectively. Cost of revenue for the three months ended June 30, 2003 includes a $1.9 million inventory charge for excess and obsolete inventory, primarily related to products that were no longer being manufactured.

Gross margin. Gross margin for the three months ended June 30, 2004 increased by $8.0 million to $7.7 million compared to a negative gross margin of $300,000 for the same period in 2003. The increase was primarily attributable to the increase in sales of products with higher margin and an increase in margin on development services revenue in addition to the $1.9 million inventory charge included in the three months ended June 30, 2003. Gross margin as a percent of revenue increased to 32% for the three months ended June 30, 2004 compared to a negative 4% for same period in 2003. The increase in gross margin as a percentage of revenue was primarily attributable to sales of products with higher margin in 2004 as compared to 2003, higher margin on development services revenue and the inventory charge incurred in 2003 as described above.

Research and development expenses. Our research and development expenses for the three months ended June 30, 2004 increased $1.0 million, or 64%, to $2.4 million compared to $1.4 million for the same period in 2003. The increase primarily was attributable to an increase of approximately $700,000 in research supplies and expendable equipment, $500,000 was attributable to increases in salary and related expenses and an increase of approximately $200,000 in outside consulting services and travel costs. These increases were offset by decreases in depreciation, facility and overhead costs of approximately $400,000, primarily due to an increase in the number of assets that became fully depreciated during 2003 and the first quarter of 2004.

Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2004 increased $400,000, or 58%, to $1.0 million compared to $600,000 for the same period in 2003. The increase was primarily a result of an increase in sales and marketing efforts which included hiring new personnel during the first half of 2004, which increased salary and related expenses by approximately $300,000 and increased outside consulting service costs of approximately $100,000.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2004 increased approximately $300,000, or 23%, to $1.3 million compared to $1.0 million for the same period in 2003. The increase was primarily attributable to an increase in salary and related expenses of approximately $300,000.

Restructuring and impairment charges. There were no restructuring and impairment charges included in the results for the three months ended June 30, 2004. Restructuring and impairment charges for the three months ended June 30, 2003 were a negative $175,000. The negative amount in 2003 was due to the reversal of a portion of the accrual estimated in the first quarter of 2003 for severance payments payable to our former CEO pursuant to his employment agreement.

Amortization of deferred stock compensation. Amortization of deferred stock compensation for the three months ended June 30, 2004 decreased to $60,000 compared to approximately $130,000 for the same period in 2003. This decrease was the result of our use of the attribution method of accounting to amortize deferred compensation associated with equity compensation awards in 2000 which results in the majority of this amortization being recognized in the earlier years following the equity grant.

Interest income and expense. Interest income increased by approximately $100,000 for the three months ended June 30, 2004 compared to the same period in 2003. The increase was due to the increase in the cash and marketable securities balances in the second quarter of 2004 as compared to the same period in 2003. Interest expense of $1.7 million for the three months ended 2003 relates primarily to non-cash charges of $1.5 million for the accretion of imputed value assigned to the beneficial conversion feature on the Convertible Notes payable and interest charges on our bank line of credit.

Net income (loss). For the three months ended June 30, 2004, the Company reported net income applicable to common stockholders of $3.2 million as compared a net loss of $9.7 million for the same period in 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenue. Revenue for the six months ended June 30, 2004 increased $24.1 million, or 159%, to $39.3 million compared to $15.1 million for the same period in 2003. The overall increase in product sales of approximately $23.6 million was attributable primarily to higher sales volumes resulting from our introduction of new products and the increased demand for wireless products and wireless access services during 2004. Revenue recognized for development services increased by $500,000 or 28% to $2.2 million during the first six months of 2004 as compared to $1.7 million for the same period in 2003. However, during the first six months of 2004, development services revenue decreased as a percentage of total revenue due to the increase in product shipments. We do not expect development services revenue to represent a significant percentage of total revenue in the foreseeable future.

Cost of revenue. Cost of revenue for the six months ended June 30, 2004 increased $13.0 million, or 91%, to $27.2 million compared to $14.2 million for the same period in 2003. The increase in cost of revenue was attributable to an $11.4 million increase in product shipment costs, an increase in royalty costs of approximately $2.6 million and an increase in manufacturing overhead and warranty costs of approximately $800,000. Costs of revenue for the six months ended June 30, 2003 includes a $1.9 million inventory charge for excess and obsolete inventory, primarily due to products that were no longer being manufactured. Cost of revenue related to products increased due to the increase in the demand for our products as described above. Total cost of revenue for development services during 2004 and 2003 amounted to $1.6 million and $1.7 million, respectively.

Gross margin. Gross margin for the six months ended June 30, 2004 increased by $11.2 million to $12.1 million compared to $900,000 for the same period in 2003. The increase was primarily attributable to the increase in sales of products with higher margin and an increase in margin on development services revenue discussed above. Gross margin as a percent of revenue increased to 31% for the six months ended June 30, 2004 compared to 6% for same period in 2003. The increase in gross margin as a percentage of revenue was primarily attributable to sales of products with higher margin in 2004 as compared to 2003 and higher margin on development services revenue.

Research and development expenses. Our research and development expenses for the six months ended June 30, 2004 increased $1.2 million, or 36%, to $4.3 million compared to $3.2 million for the same period in 2003. The increase primarily was attributable to an increase of approximately $700,000 in research supplies and expendable equipment, $600,000 was attributable to increases in salary and related expenses and an increase in outside consulting services and travel costs of approximately $300,000. These increases were offset by decreases in depreciation, facility and overhead costs of approximately $400,000, primarily due to an increase in the number of assets that became fully depreciated during 2003 and the first quarter of 2004.

Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2004 increased $500,000, or 39%, to $1.8 million compared to $1.3 million for the same period in 2003. The increase was primarily a result of an increase in sales and marketing efforts, which included hiring new personnel during the first half of 2004, which increased salary and related expenses by approximately $400,000 and an increase in travel costs of approximately $100,000.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2004 increased approximately $200,000, or 9%, to $2.2 million compared to $2.0 million for the same period in 2003. The increase was primarily attributable to an increase in salary and related expenses of approximately $300,000, an increase in professional fees of approximately $200,000, offset by a decrease in depreciation and facility overhead costs of approximately $200,000 primarily due to an increase in the number of assets that became fully depreciated during 2003 and the first quarter of 2004.

Restructuring and impairment charges. Restructuring and impairment charges for the six months ended June 30, 2003 were approximately $200,000 and were primarily comprised of severance payments and other related termination expenses associated with our restructuring plan. There was no charge included in the results for the six months ended June 30, 2004.

Amortization of deferred stock compensation. Amortization of deferred stock compensation for the six months ended June 30, 2004 decreased $500,000, or 78%, to approximately $100,000 compared to approximately $600,000 for the same period in 2003. This decrease was the result of our use of the attribution method of accounting to amortize deferred compensation associated with equity compensation awards in 2000 which results in the majority of this amortization being recognized in the earlier years following the equity grant. The decrease also reflected a reduction in the unamortized portion of the deferred compensation attributable to previously awarded stock options cancelled during the second quarter of 2003, totaling $850,000.

Interest income and expense. Interest income increased by approximately $200,000 for the six months ended June 30, 2004 compared to the same period in 2003. The increase was due to the increase in the cash and marketable securities balances in the first six months of 2004 as compared to the same period in 2003. Interest expense of $1.7 million for the six months ended 2003 relates primarily to non-cash charges of $1.5 million for the accretion of imputed value assigned to the beneficial conversion feature on the Convertible Notes payable and interest charges on our bank line of credit.

Net income (loss). For the six months ended June 30, 2004, the Company reported net income applicable to common stockholders of $3.6 million as compared a net loss of $12.9 million for the same period in 2003.

Liquidity and Capital Resources

During the first half of 2004, we reached profitability for the first time since our inception and recorded a net income of $3.6 million for the six months ended June 30, 2004. We had previously incurred significant costs to develop technologies and products, which exceeded total revenue. As a result, we had incurred losses in each year since inception through the end of 2003. As of June 30, 2004, we had an accumulated deficit of $243.6 million and working capital of $71.4 million.

In May 2004, we completed an underwritten equity offering transaction, raising approximately $61.0 million, net of offering costs and underwriters’ commissions of approximately $4.9 million, upon the issuance of 4,250,000 shares of our common stock. Additionally, in conjunction with this offering, the remaining 4,516 shares of our Series B preferred stock, including accrued dividends, were converted into 6,782,858 shares of common stock, of which 1,750,000 were sold as part of the equity offering transaction. Net proceeds to the selling shareholders from the sale of these shares amount to approximately $25.7 million.

In January 2004, we raised aggregate net proceeds of approximately $7.5 million, net of fees to the placement agent and offering costs, from the issuance of 1,142,855 shares of common stock in a private placement transaction. Warrants to acquire 228,565 common shares at a price of $8.83, expiring on January 15, 2009, were also issued in conjunction with this offering.

Historical Cash Flows

Net cash provided by operating activities. Net cash provided by operating activities increased by $5.0 million to approximately $4.2 million for the six months ended June 30, 2004 compared to net cash used in operating activities of approximately $800,000 for the same period in 2003. This increase was attributable to a $3.7 million net income recorded for the six months ended June 30, 2004 compared to a net loss of $8.0 million for the same period in 2003. The 2004 net income includes $1.7 million of depreciation and amortization expenses. The increase was also attributable to an increase in accrued expenses of $3.8 million and an increase in accounts payable of $3.6 million, offset by an increase in accounts receivable of $4.6 million, a $2.4 million increase in our inventory balance and a $2.4 million decrease in our deferred revenue balance.

Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2004 was approximately $49.5 million compared to $100,000 provided from investing activities during the same period in 2003. The cash used in investing activities in 2004 was primarily due to the purchases of marketable securities of $47.1 million, purchases of intangibles of $1.5 million and purchases of property and equipment of $800,000. The cash provided from investing activities in 2003 is primarily due to the proceeds from the sale of property and equipment of approximately $100,000.

Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2004 was $72.5 million, compared to $1.5 million during the same period in 2003. The cash provided from financing activities in 2004 was due to the net proceeds of $61.1 million received from a follow-on underwritten, registered equity transaction that was completed in May 2004, $7.5 million from the January 2004 issuance of common stock and proceeds from the exercise of common stock options and warrants of $4.0 million. Cash provided by investing activities in 2003 was due to net proceeds of $1.6 million received from the issuance of Series B convertible preferred stock, $1.1 million of proceeds received from the issuance of convertible notes payable and proceeds from the exercise of common stock options and warrants of $1.0 million, offset by repayments on our line of credit borrowings of $2.1 million.

Current Sources of Capital and Liquidity

As of June 30, 2004, we had working capital of $71.4 million, approximately $47.1 million in marketable securities and approximately $31.2 million in cash and cash equivalents.

We had been party to an accounts receivable purchase facility with a bank, which had allowed us to borrow, at any given time, up to the lesser of $6.7 million or 75.0% of certain eligible accounts receivable balances. The interest rate charged on this facility was 1.5% per month when utilized. The facility was secured by substantially all of the Company’s assets. As of June 30, 2004, no borrowings were outstanding under this facility. The borrowing amount available under this facility at June 30, 2004 was approximately $700,000. We cancelled this facility in July 2004.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at June 30, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by Fiscal Year
	2004	2005	2006	2007	2008
Capital lease and other obligations	$366,000	$354,000	$—	$—	$—
Operating leases	695,000	854,000	724,000	543,000	—
Committed purchase orders	28,044,000	—	—	—	—

Total contractual cash obligations	$29,105,000	$1,208,000	$724,000	$543,000	$—

Other Liquidity Needs

During the next twelve months we plan to incur approximately $2.0 million to $4.0 million for the acquisition of additional intellectual property licenses and for capital expenditures. In addition, certain of our operating leases related to consolidated facilities obligate us to pay an aggregate of approximately $1.0 million, net of sublease income, over the next 39 months. This obligation is included in the operating lease commitment in the above table.

We believe that our available cash reserves, including net proceeds of approximately $61.1 million received in May 2004 in connection with our equity offering together with our budgeted operating cash flows, will be sufficient to fund operations, including the expansion of our sales and marketing team, the further development of our new products and the related increase in our general and administrative expenses, and to satisfy our working capital requirements and anticipated capital expenditures for the next twelve months. We expect that one of our significant sources of funds in the future will be our operating cash flow. Our future revenue is dependent on us fulfilling our commitments in accordance with agreements with a small number of major customers. Our liquidity could be impaired if there is any interruption to our business operations, a material failure to satisfy these contractual commitments or a failure to generate additional revenue from new or existing products.

Risks Related to Our Business

We have incurred significant operating losses since our inception and if we are unable to increase our revenue and gross margins, we may continue to incur significant net losses and negative cash flow from operations.

We have incurred significant operating losses and net losses in each annual period since our inception. For the six months ended June 30, 2004, the Company reached profitability for the first time since its inception and recorded net income applicable to common stockholders of $3.6 million. In prior periods, we incurred net losses applicable to common shareholders of $16.7 million for the fiscal year ending 2003 and $53.5 million for the fiscal year ending 2002. In addition, we had negative cash flows from operations of $400,000 for the fiscal year ending 2003 and $28.7 million for the fiscal year ending 2002. As of June 30, 2004, we had an accumulated deficit of $243.6 million. If we are unable to continue increasing our revenue and gross margins sufficiently to offset our expenses, we will not maintain profitability and our operating losses, net losses and negative cash flow from operations will continue.

If we experience negative cash flow from operations, we may need to raise additional capital to fund our working capital requirements and anticipated capital expenditures.

We have experienced negative cash flow from operations in the past and, excluding working capital requirements to fund our growth, have only recently become cash flow positive. We currently anticipate that budgeted cash flow from operations, together with our current working capital, including cash received in the equity offering completed in May 2004 and the private placement transaction we completed in January 2004, will be sufficient to meet our working capital requirements and anticipated capital expenditures for the next twelve months. However, the forecast of our ability to meet working capital requirements and anticipated capital expenditures in the future is a forward-looking statement that involves risks and uncertainties and actual results could vary. Our budgeted cash flow from operations includes assumptions about increased sales volumes. If we are unable to increase our revenue and gross margins sufficiently to offset our operating expenses, we will continue to experience negative cash flow from operations and may be required to raise additional capital. Our ability to obtain additional capital will depend on financial market conditions, investor expectations for the wireless technology industry, the national economy and other factors outside our control. If we issue equity securities, our stockholders will experience dilution. There can be no assurance that any such additional financing will be available on acceptable terms, or at all. If needed, the failure to secure additional financing would have a material adverse effect on our business, financial condition and operating results.

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

A significant portion of our revenue comes from a small number of customers. Our top ten customers for the six months ended June 30, 2004 and 2003 accounted for approximately 77.7% and 95.9% of our revenue, respectively. Our top ten customers for fiscal 2003 and 2002 accounted for approximately 94.7% and 84.6% of our revenue, respectively. Similarly, our revenue could be adversely affected if we are unable to retain the business of any of our significant customers or if we are unable to diversify our customer base.

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

All of our products are manufactured in South Korea by our sole, third-party manufacturer, LG Innotek, and many of the components used by LG Innotek in the manufacture of our products are produced outside the United States. In addition, we have international operations and sales, and a significant portion of our research and development staff is located in Canada. Our international sales accounted for approximately 76.3% of our revenue for the six months ended June 30, 2004 and 7.3% for fiscal 2003. Although our experience in marketing, selling, distributing and manufacturing our products and services internationally is limited, we expect to further expand our international sales and marketing activities in the future. Consequently, we are subject to certain risks associated with doing business abroad, including:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required during 2004 to perform an evaluation of our internal controls over financial reporting and have our auditor attest to such evaluation. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities, although as of the date of this filing we have not yet prepared the evaluation. Compliance with these requirements is expected to be expensive and time consuming. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not currently use derivative financial instruments. We generally place our cash and marketable securities in high-credit quality instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than two years. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and therefore, impact our cash flows and results of operations. We do not expect any material loss from our cash and cash equivalents and therefore believe that our potential interest rate exposure is not material; however, these investments are subject to interest rate risk. We do not currently enter into foreign currency hedge transactions. During the six months ended June 30, 2004, we had a foreign currency gain of approximately $31,000 recorded in other income and expenses related to our restructuring accrual denominated in Canadian dollars. Revenues generated outside the United States (denominated in U.S. dollars), as a percentage of total revenues were 76.3% for the six months ended June 30, 2004 and 7.3% for the same period in 2003. Fluctuations in foreign exchange rates could impact future operating results.

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

As of June 30, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 4. Submission of Matters to a Vote of Security Holders

On June 22, 2004, we held our annual meeting of stockholders at which our stockholders voted upon (i) the election of two nominees to our board of directors to serve until the annual meeting of stockholders in 2007 and until their respective successors are duly elected and qualified, (ii) the ratification of the appointment of KPMG as our Independent Public Accountants for the fiscal year ending December 31, 2004, (iii) the amendment of our Amended and Restated 2000 Stock Incentive Plan in order to increase the number of shares reserved for issuance under the plan by 2,000,000, and (iv) the amendment of our 2000 Employee Stock Purchase Plan in order to increase the number of shares reserved for issuance under the plan by 80,000. The directors sitting for re-election were Messrs. Robert Getz and Peng Lim and the directors continuing in office were Messrs. Peter Leparulo, Daniel Pittard, Horst Pudwill, Mark Rossi and David Werner.

Our stockholders elected both Messrs. Getz and Lim to three-year terms as members of our board of directors, and each of the other proposals passed. The number of votes cast for, against or withheld, abstentions and broker non-votes with respect to each matter voted upon is set forth below. Additional information regarding the matters submitted to a vote of our security holders at our 2004 annual meeting may be found in our definitive proxy statement filed with the Securities and Exchange Commission on June 1, 2004.

	For	Against/ Withheld	Abstentions	Broker non-votes
i Election of Directors:
Robert Getz	21,492,317	91,120
Peng Lim	16,720,900	4,862,537

ii Ratification of Appointment of Independent Public Accountants	21,566,272	9,013	8,152

iii Amendment of the Amended and Restated 2000 Stock Incentive Plan	9,918,764	2,386,925	7,062	9,270,686

iv Amendment of the 2000 Employee Stock Purchase Plan	12,144,161	160,628	7,962	9,270,686

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

10.1	Form of Change of Control Letter Agreement dated as of August 13, 2004, by and between Novatel Wireless, Inc. and several executives of Novatel Wireless, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Current reports on Form 8-K, furnished August 13, 2004, July 26, 2004 and May 6, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2004	Novatel Wireless, Inc.

	By:	/s/ DAN L. HALVORSON Dan L. Halvorson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)