Form 10-Q
period 2004-09-30
NOVATEL WIRELESS INC
filed 2004-11-12
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the Registrant’s common stock outstanding as of October 31, 2004 was 28,675,896.

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. For a detailed discussion of these risks and uncertainties, see the “Risks Related to Our Business” section of this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

Trademarks

The Novatel Wireless logo, “Merlin,” “MobiLink,” “Freedom Box,” and “Expedite,” are U.S. trademarks of Novatel Wireless, Inc. and the Company has applied for trademarks for “Ovation” and “Conversa” in the U.S. and elsewhere. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$39,966,000	$3,942,000
Marketable securities	25,172,000	—
Restricted cash	—	635,000
Accounts receivable, net of allowance for doubtful accounts of $140,000 and $311,000 in 2004 and 2003, respectively	8,845,000	8,986,000
Accounts receivable — related parties	—	399,000
Inventories	4,623,000	2,349,000
Prepaid expenses and other	1,598,000	1,378,000

Total current assets	80,204,000	17,689,000

Property and equipment, net	4,307,000	1,915,000
Marketable securities	24,668,000	—
Intangible assets, net	4,701,000	4,629,000
Other assets	110,000	188,000

	$113,990,000	$24,421,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,607,000	$6,730,000
Accrued expenses	6,826,000	1,179,000
Restructuring accrual	936,000	1,222,000
Deferred revenues	1,821,000	6,218,000
Capital lease obligations	1,634,000	82,000

Total current liabilities	21,824,000	15,431,000

Commitments and contingencies

Stockholders’ equity:

Preferred stock, par value $.001, 2,000,000 shares authorized:
Convertible Series A preferred stock amended in 2003, 0 and 1,025 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Convertible Series B preferred stock, 0 and 4,703 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Common stock, par value $.001, 50,000,000 shares authorized, 28,449,229 and 12,737,640 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	28,000	13,000
Additional paid-in capital	330,899,000	256,253,000
Accumulated other comprehensive loss	(133,000)	—
Deferred stock compensation	—	(142,000)
Accumulated deficit	(238,628,000)	(247,134,000)

Total stockholders’ equity	92,166,000	8,990,000

	$113,990,000	$24,421,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		As restated (see Note 2)		As restated (see Note 2)
Revenue	$31,018,000	$8,063,000	$70,278,000	$23,211,000
Cost of revenue	20,706,000	5,873,000	47,905,000	20,111,000

Gross margin	10,312,000	2,190,000	22,373,000	3,100,000

Operating costs and expenses:
Research and development	2,913,000	1,375,000	7,247,000	4,556,000
Sales and marketing	1,320,000	617,000	3,116,000	1,906,000
General and administrative	1,354,000	814,000	3,553,000	2,833,000
Restructuring charges	—	176,000	—	414,000
Amortization of deferred stock compensation (*)	14,000	82,000	141,000	663,000

Total operating costs and expenses	5,601,000	3,064,000	14,057,000	10,372,000

Operating income (loss)	4,711,000	(874,000)	8,316,000	(7,272,000)

Other income (expense):
Interest income	291,000	35,000	448,000	36,000
Interest expense	(29,000)	(823,000)	(30,000)	(2,547,000)
Other income (expense), net	(46,000)	(86,000)	(83,000)	(1,000)

Net income (loss)	$4,927,000	$(1,748,000)	$8,651,000	$(9,784,000)
Accretion of dividends and beneficial conversion features pertaining to preferred stock	—	(24,000)	(145,000)	(4,869,000)

Net income (loss) applicable to common stockholders	$4,927,000	$(1,772,000)	$8,506,000	$(14,653,000)

Per share data:
Net income (loss) per common share:
Basic	$0.18	$(0.22)	$0.38	$(1.99)
Diluted	$0.16	$(0.22)	$0.31	$(1.99)

Weighted average shares used in computation of basic and diluted net income (loss) per common share:
Basic	28,116,307	7,986,148	22,377,041	7,375,564
Diluted	30,564,095	7,986,148	28,116,949	7,375,564

(*) Amortization of deferred stock compensation:
Cost of revenue	$2,000	$10,000	$18,000	$45,000
Research and development	4,000	27,000	44,000	115,000
Sales and marketing	5,000	28,000	47,000	118,000
General and administrative	3,000	17,000	32,000	385,000

	$14,000	$82,000	$141,000	$663,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
		As restated (see Note 2)
Cash flows from operating activities:
Net income (loss)	$8,651,000	$(9,784,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,642,000	2,935,000
Inventory write down	131,000	1,960,000
Accretion of interest expense on convertible notes	—	2,333,000
Compensation for stock options issued below fair value	141,000	663,000
Provision for bad debts	—	92,000
Compensation for warrants issued in connection with convertible debt	—	79,000
Gain on sale of property and equipment	(26,000)	(85,000)
Changes in assets and liabilities:
Restricted cash	635,000	30,000
Accounts receivable	141,000	994,000
Accounts receivable – related parties	399,000	36,000
Inventories	(2,405,000)	17,000
Prepaid expenses and other	(142,000)	548,000
Accounts payable	3,877,000	(364,000)
Accrued expenses	5,647,000	(543,000)
Inventory purchase commitments	—	(478,000)
Restructuring accrual	(286,000)	(569,000)
Deferred revenues	(4,397,000)	1,307,000

Net cash provided by (used in) operating activities	15,008,000	(829,000)

Cash flows from investing activities:
Purchases of property and equipment	(1,556,000)	(41,000)
Proceeds from sale of property and equipment	30,000	116,000
Purchase of intangible assets	(1,525,000)	(100,000)
Short-term investment purchases	(25,200,000)
Long-term investment purchases	(24,773,000)	—

Net cash used in investing activities	(53,024,000)	(25,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	68,473,000	—
Proceeds from exercise of stock options and warrants	5,956,000	1,927,000
Proceeds from shares issued under the employee stock purchase plan	89,000	—
Net proceeds from issuance of Series B convertible preferred stock	—	1,617,000
Net proceeds from issuance of convertible notes	—	1,095,000
Payments on line of credit borrowings	—	(2,234,000)
Payments under capital lease obligations	(478,000)	(126,000)

Net cash provided by financing activities	74,040,000	2,279,000

Net increase in cash and cash equivalents	36,024,000	1,425,000
Cash and cash equivalents, beginning of period	3,942,000	1,571,000

Cash and cash equivalents, end of period	$39,966,000	$2,996,000

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended September 30,
	2004	2003
Supplemental disclosures of non-cash investing and financing activities:
Accretion of dividends on convertible and redeemable Series A preferred stock	—	$97,000
Accretion of dividends on Series A convertible preferred stock	$18,000	52,000
Capital lease obligations	2,030,000	75,000
Accretion of dividends on Series B preferred stock	127,000	—
Conversion of Series B preferred stock into shares of common stock	7,000	—
Amortization of offering costs for Series A convertible and redeemable preferred stock	—	177,000
Reclassification of convertible and redeemable Series A preferred stock to convertible Series A preferred stock	—	3,900,000
Deferred compensation adjustment for stock options cancelled	—	849,000
Issuance of convertible notes payable to settle the inventory purchase commitments liability	—	3,505,000
Deemed dividend for the imputed value assigned to the beneficial conversion feature on conversion of the Convertible Notes to Series B preferred stock and related common warrants	—	1,581,000
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants	—	2,962,000
Conversion of Series A preferred stock into shares of common stock	—	2,926,000
Conversion of convertible notes payable into Series B preferred stock	—	1,617,000
Imputed value assigned to beneficial conversion feature on convertible notes payable	—	3,594,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$30,000	$136,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2003. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include revenue recognition, inventory valuation, useful lives and the valuation of long–lived assets and restructuring and royalty accruals.

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

In December 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement amends the disclosure requirements of SFAS No. 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In accordance with SFAS No. 123, the Company accounts for costs of stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25. Additionally, the Company discloses the pro forma effect on net loss and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. During the first nine months of 2004, the Company issued options to purchase an aggregate of 2,462,136 shares of the

Company’s common stock to its employees and non-employee directors. The vesting schedule for 1,069,636 of these options is 20% at 6 months from the grant date and 1/30th of the remaining balance of the grant each month thereafter. The remaining option grants made during this period vest 25% at 1 year from the grant date and monthly thereafter for a total of 4 years. The weighted average exercise price of the options granted during the nine months ended September 30, 2004 was $16.89 per share. The weighted average fair value of the options granted during the nine months ended September 30, 2004 was estimated as $14.43 per share on the date of grant using the Black-Scholes option-pricing model. The following assumptions for the three and nine months ended September 30, 2004 and September 30, 2003 option grants have been made: risk-free interest rates between 2.58% and 3.29%, dividend yields of 0%, expected volatility of 156.1%, 148.8%, 122.6%, and 122.6%, respectively, and an expected life of the option of four years.

Had compensation expense been determined based on the fair value method at the dates of grant for the quarterly periods ended September 30, 2004 and 2003 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net income (loss) per share would have been reported as the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		As restated (see Note 2)		As restated (see Note 2)
Net income (loss) applicable to common stockholders, as reported	$4,927,000	$(1,772,000)	$8,506,000	$(14,653,000)
Net income (loss) applicable to common stockholders, pro forma	$1,670,000	$(3,166,000)	$1,272,000	$(16,666,000)
Net income (loss) per share, as reported – Basic	$0.18	$(0.22)	$0.38	$(1.99)
Net income (loss) per share, pro forma – Basic	$0.06	$(0.40)	$0.06	$(2.26)
Net income (loss) per share, as reported – Diluted	$0.16	$(0.22)	$0.31	$(1.99)
Net income (loss) per share, pro forma – Diluted	$0.05	$(0.40)	$0.05	$(2.26)

2. Restatement of 2003 Results

In March 2004, subsequent to the original issuance of the Company’s 2003 financial statements on Form 10-K, as filed with the SEC on March 15, 2004, the Company determined it had not accounted for the beneficial conversion feature on its then outstanding Series A preferred stock in accordance with Generally Accepted Accounting Principles. Accordingly, the Company restated its consolidated financial statements for those periods on Form 10-K/A to amend and restate the fiscal year ended December 31, 2003 to correct this misstatement.

As a result of this restatement, net loss applicable to common stockholders in the accompanying statements of operations for three months ended September 30, 2003 has been decreased by $978,000, from a loss of $2.8 million as previously reported to a loss of $1.8 million, as restated, respectively. For the nine months ended September 30, 2003 net loss applicable to common stockholders has been increased by $728,000, from a loss of $13.9 million as previously reported to a loss of $14.7 million, as restated. This change in net loss applicable to common stockholders represents the deemed dividend recognized during the period for the remaining value of the unaccreted beneficial conversion feature and offering costs. Accordingly, loss per common share in the accompanying statements of operations for the three months ended September 30, 2003 has been decreased by $0.12, from a loss of $0.34 per share as previously reported to a loss of $0.22 per share as restated, respectively. For the nine months ended September 30, 2003 the loss has been increased by $0.10, from a loss of $1.89 per share as previously reported to a loss of $1.99 per share as restated, respectively. Further discussion of the correction appears in Note 6 to the Company’s audited consolidated financial statements for the year ended December 31, 2003 on Form 10-K/A.

3. Recent Operational Developments and Balance Sheet Details

Operational Overview

In May 2004, the Company completed an equity offering, raising approximately $61.0 million, net of offering costs and underwriters’ commissions (see note 6). At September 30, 2004, the Company had approximately $89.9 million in cash and cash equivalents and marketable securities on hand.

During the first quarter of 2004, the Company reached profitability for the first time since its inception and has recorded net income applicable to common stockholders of $8.5 million for the nine months ended September 30, 2004. The Company had previously incurred significant costs to develop its technologies and products, which exceeded total revenue. The Company had incurred losses in each year since inception through the end of 2003. As of September 30, 2004, the Company had an accumulated deficit of $238.6 million and working capital of $58.4 million.

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

Restructuring Charges

As a result of the previous adverse economic developments in the Company’s industry sector, the Company had continuously reduced its operating costs, primarily through employee layoffs and facility consolidations, throughout 2001, 2002 and 2003. Consequently, restructuring charges were recorded totaling $828,000 in 2003, $2.7 million in 2002 and $7.1 million in 2001. No restructuring charges were recorded during the three and nine months ended September 30, 2004. During the nine months ended September 30, 2003, the Company recorded a restructuring charge of $414,000, primarily as a result of eight employee separations. There were no employee separations in 2004 as a result of restructuring activities. The remaining accrual at December 31, 2003 and September 30, 2004 consists solely of facility closing costs.

The following table displays the activity and balances of the restructuring accrual from January 1, 2004 through September 30, 2004:

Balance – January 1, 2004	$1,222,000
Cash payments	(286,000)

Balance – September 30, 2004	$936,000

Cash payments for facility closings of $936,000 are expected to be paid ratably over the next 36 months.

Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Finished goods	$1,248,000	$1,576,000
Raw materials and components	3,375,000	773,000

	$4,623,000	$2,349,000

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2004	December 31, 2003
Royalties	$3,790,000	$493,000
Payroll and related	1,808,000	442,000
Product warranty and sales returns reserve	339,000	25,000
Professional fees	164,000	75,000
Other	725,000	144,000

	$6,826,000	$1,179,000

4. Earnings (Loss) Per Share

Earnings (Loss) Per Share – Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible subordinated notes, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three and nine months ended September 30, 2004 and 2003, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	28,116,307	7,986,148	22,377,041	7,375,564

Effect of dilutive securities:
Warrants	300,227	—	443,376	—
Options	2,147,561	—	2,103,141	—
Series A Preferred Stock	—	—	30,411	—
Series B Preferred Stock	—	—	3,162,980	—

Diluted weighted average common and potential common shares outstanding	30,564,095	7,986,148	28,116,949	7,375,564

Weighted average options and warrants to purchase a total of 4,666,877 and 4,491,804 shares of common stock for the three and nine months ended September 30, 2004, respectively, and 5,895,668 and 2,318,267 shares of common stock for the three and nine months ended September 30, 2003, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

5. Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States and Canada. The amount of the Company’s assets in the United States and Canada as of September 30, 2004 are $111.7 million and $2.3 million, respectively, and as of December 31, 2003 were $22.6 million and $1.8 million, respectively.

Concentrations of Risk

Substantially all of the Company’s revenues come from the sale of wireless Internet products. Any material decline in market acceptance of the Company’s products or a material decline in the financial condition of the Company’s existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue comes from a small number of customers. For the three months ended September 30, 2004 two customers accounted for 17.9% and 13.5% of revenues. Two customers accounted for 57.7%, and 16.8% of revenues for the three months ended September 30, 2003. Two customers accounted for 16.0% and 11.9% of revenues for the nine months ended September 30, 2004. Two customers accounted for 64.7% and 15.6% of revenues for the nine months ended September 30, 2003. Certain end customers have purchased the Company’s products through strategic relationships with Lucent Technologies and Sprint PCS.

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

In January 2004, the Company raised proceeds of approximately $7.5 million, net of fees to the placement agent and offering costs, from the issuance of 1,142,855 shares of common stock in a private placement transaction. Warrants to acquire 228,565 common shares at a price of $8.83 per share, expiring on January 15, 2009 and exercisable at anytime prior to expiration, were also issued in conjunction with this offering. Resale of the shares issued in this offering and the shares issuable upon exercise of the accompanying common stock purchase warrants was registered on a registration statement on Form S-3, which the SEC declared effective on March 18, 2004.

Series B Preferred Stock

During the first half of 2004, the remaining 4,703 shares of Series B preferred stock, which the Company issued in 2003 private placement, including accrued dividends, were converted into 7,059,127 shares of common stock. As a result, during the first half of 2004, the Company accrued approximately $127,000 in dividends relating to the outstanding Series B preferred stock prior to their conversions.

Series A Preferred Stock

During the first quarter of 2004, the remaining 1,025 shares of Series A preferred stock, which the Company issued in a 2001 private placement, including accrued dividends, were converted into 102,558 shares of common stock. As a result, there are no shares of Series A preferred stock outstanding. During the first quarter of 2004, the Company accrued approximately $18,000 in dividends relating to the outstanding Series A preferred stock prior to their conversion.

Stock Options and Warrants

During the nine months ended September 30, 2004, options to purchase 1,357,215 shares of common stock were exercised at a weighted average price of $2.96 per share. As a result of these option exercises, the Company received proceeds of approximately $4.0 million.

During the nine months ended September 30, 2004, warrants to purchase 1,794,117 shares of common stock were exercised at a weighted average price of $1.10 per share. As a result of these warrant exercises, the Company received proceeds of approximately $2.0 million.

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

Net income (loss) applicable to common stockholders

A reconciliation of the net income (loss) applicable to common stockholders follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
		As restated (see Note 2)		As restated (see Note 2)
Net income (loss)	$4,927,000	$(1,748,000)	$8,651,000	$(9,784,000)

Adjustments to net income (loss) used in computing basic and diluted net loss applicable to common stockholders:
Deemed dividend for the imputed value assigned to the beneficial conversion feature on conversion of the Convertible Notes to Series B preferred stock and related common stock warrants	—	—	—	(1,581,000)

Accretion of dividends on Series A convertible and redeemable preferred stock	—	(6,000)	—	(97,000)

Accretion of dividends on Series A convertible preferred stock	—	(18,000)	(18,000)	(52,000)

Accretion of dividends on Series B convertible preferred stock	—	—	(127,000)	—

Amortization of offering costs for convertible and redeemable pre preferred stock	—	—	—	(177,000)

Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants	—	—	—	(2,962,000)

Total	—	(24,000)	(145,000)	(4,869,000)

Net income (loss) applicable to common stockholders	$4,927,000	$(1,772,000)	$8,506,000	$(14,653,000)

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

Employment Agreements

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

9. Income Taxes

The Company has historically generated tax net operating losses. Accordingly, the Company has net operating loss carryovers that may be used to offset future income. Internal Revenue Code (IRC) Section 382 provides that a company’s net operating losses may be limited upon an ownership change. Assuming that there was an ownership change as defined in IRC Section 382 during this period of losses, a tax value computation would need to be made as of any ownership change dates to determine the applicable annual limitation applied to the utilization of the Company’s net operating loss carryovers. While the Company does not believe that the limitations, if any, would impair the Company’s ability to use its net operating losses to offset current forecasted taxable income for the year ending December 31, 2004, the extent of such limitations has not yet been determined for future periods. The Company is in the process of completing a formal IRC Section 382 study and analysis.

10. Related Parties

The Company sells products to AirLink Communications, Inc. (AirLink), a wireless software infrastructure business, which integrates the Company’s modems into their products. AirLink’s Chairman and principal stockholder was also a member of our Board of Directors until March 11, 2004 and is a stockholder of the Company. Sales to AirLink for the three and nine months ended September 30, 2004 were $10,000 and $397,000, respectively, and were $27,000 and $34,000, for the three and nine months ended September 30, 2003, respectively. Purchases from Airlink were $228,000 and $602,000 for the three and nine months ended September 30, 2004, respectively. There were no purchases from AirLink for the three and nine months ended September 30, 2003. There were no receivables due from AirLink as of September 30, 2004. There were no payables due to AirLink as of September 30, 2004.

The Company has from time to time, sold products to a subsidiary of Chinatron Group Holdings Limited (Chinatron). Mr. Horst J. Pudwill, one of the Company’s directors and principal stockholders is also a director and stockholder of Chinatron. In addition, the chairman and chief executive officer of Chinatron participated in private placement transactions, which were completed in 2003 (the 2003 Private Placement). Sales to Chinatron for the three and nine months ended September 30, 2004 were $0 and $39,000, respectively. Sales to Chinatron for three and nine months ended September 30, 2003 were $522,000 and $939,000, respectively. There were no receivables due from Chinatron as of September 30, 2004.

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

During the first quarter of 2004, we reached profitability for the first time since our inception and recorded net income applicable to common stockholders of $413,000. Since then, we have continued to execute on our plan to improve our operating results and financial condition and recorded net income applicable to common stockholders for the nine months ending September 30, 2004 of $8.5 million. Historically, we have incurred substantial costs to develop our technology and products, and to recruit and train personnel for our product development and sales and marketing departments. In the past, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred losses in each quarter since inception through the fourth quarter of 2003. As of September 30, 2004, we had an accumulated deficit of $238.6 million and working capital of $58.4 million.

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

These efforts have contributed to an increase in our gross margin from a negative $33.8 million for 2001 to a positive gross margin of $5.9 million for 2003 and $22.4 million for the nine months ended September 30, 2004, and an improvement in our gross margin percentage from negative 77.4% in 2001 to positive 33.2% for the three months ended September 30, 2004 and 31.8% for the nine months ended September 30, 2004. We also reduced our operating loss from $28.0 million for 2002 to an operating loss of $7.8 million for 2003 and became profitable in the first quarter of 2004. For the nine months ended September 30, 2004 we recorded net income applicable to common stockholders of $8.5 million.

Factors Which May Influence Future Results of Operations

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

•	demand for broadband access to networks;

•	use of the Internet;

•	rate of change to new products;

•	loss of significant customers;

•	drop in demand for CDMA and UMTS products; and

•	change in technologies.

We began shipping our first 3G products in December 2003 and anticipate introducing additional 3G products in the fourth quarter of 2004 and early 2005. In the future, we also expect to enter into customer contracts for development services, but not at significant levels in relation to total revenue. Certain end customers have purchased our products through our strategic relationships with Lucent Technologies and Sprint PCS.

Cost of Revenue. We currently outsource all of our manufacturing operations to LG Innotek and Celestica. All costs associated with these manufacturers are included in our cost of revenue. Cost of revenue also includes warranty costs, amortization of intangible licenses, royalty payments based on a percentage of revenue, operations group expenses, costs related to development services and costs related to inventory adjustments, including write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. During 2003 and 2002, we recorded inventory write-downs of $2.0 million and $2.5 million, respectively, due to the decrease in demand for our products. Inventory write-downs of approximately $100,000 were recorded during the nine months ended September 30, 2004. We expect to continue to outsource our manufacturing operations, and as our business grows we expect our manufacturing activity to increase.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include revenue recognition, inventory valuation, allowance for doubtful accounts receivable, useful lives and valuation of intangible and long–lived assets and estimates for costs recorded in restructuring and royalty accruals.

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

Allowance for Doubtful Accounts. We provide an allowance against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, changes in customer payment cycles and our customer’s credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance. To minimize the likelihood of uncollectibility, we review our customers’ credit-worthiness periodically based on independent credit reporting services, our experience with our customers and the economic condition of our customers’ industries. Material differences may result in the amount and timing of expense for any period if we were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances might be required. We have not experienced significant variances in the past between our estimated and actual doubtful accounts and anticipate that we will be able to continue to make reasonable estimates in the future.

Inventory Valuation. Inventories are stated at lower of cost (first-in, first-out method) or market. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Write-downs in inventory value depend on various items, including factors related to customer demand as discussed under “Revenue” above, economic and competitive conditions, technological advances or new product introductions by us or our customers that vary from our current expectations.

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

Valuation of Intangible and Long-Lived Assets. We periodically assess the valuation of intangible and long-lived assets, which requires us to make assumptions and judgments regarding the carrying value of these assets. We consider assets to be impaired if the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the asset; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.

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

Royalty Costs. We have license agreements which commit us to royalty payments based on a percentage of the sales of our products using certain technologies. We recognize royalty obligations in accordance with terms of the respective royalty agreements. We have accrued for royalty costs where agreements have not been finalized using our current best estimate of our obligation. These estimates are based on various market data information and other relevant information. When the agreements are finalized, we will revise our estimates accordingly.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue. Revenue for the three months ended September 30, 2004 increased $22.9 million, or 285%, to $31.0 million compared to $8.1 million for the same period in 2003. The overall increase in product sales of approximately $23.5 million was attributable primarily to higher sales volumes resulting from our introduction of new products and the increased demand for wireless products and wireless access services during 2004. Revenue recognized for development services decreased $600,000, or 39%, to $900,000 for the three months ended September 30, 2004 compared to $1.5 million for the same period in 2003. We do not expect development services revenue to represent a significant percentage of total revenue in the foreseeable future.

Cost of revenue. Cost of revenue for the three months ended September 30, 2004 increased $14.8 million, or 253%, to $20.7 million compared to $5.9 million for the same period in 2003. The increase in cost of revenue was attributable to an $11.7 million increase in product shipment costs, an increase in royalty costs of approximately $2.3 million, an increase in manufacturing overhead costs of approximately $500,000 and an increase in amortization of software licenses of approximately $300,000. Cost of revenue related to products increased due to the increase in the demand for our products as described above. Total cost of revenue for development services during 2004 and 2003 amounted to $700,000 and $800,000, respectively. Cost of revenue for the three months ended September 30, 2004 includes a $100,000 inventory charge for excess and obsolete inventory, primarily related to products that were no longer being manufactured.

Gross margin. Gross margin for the three months ended September 30, 2004 increased by $8.1 million, or 371% to $10.3 million compared to gross margin of $2.2 million for the same period in 2003. The increase was primarily attributable to the increase in sales of products with higher margin. Gross margin as a percent of revenue increased to 33% for the three months ended September 30, 2004 compared to 27% for same period in 2003. The increase in gross margin as a percentage of revenue was primarily attributable to higher sales volumes of our newer products, which yield higher margins in 2004 as compared to 2003, as described above.

Research and development expenses. Our research and development expenses for the three months ended September 30, 2004 increased $1.5 million, or 112%, to $2.9 million compared to $1.4 million for the same period in 2003. The increase was attributable to an increase of approximately $600,000 in salary and related expenses as a result of additional headcount during 2004 as compared to 2003, $600,000 in research supplies and expendable equipment, an increase of approximately $200,000 in outside consulting services and an increase of approximately $200,000 in travel and other miscellaneous costs. These increases were offset by decreases in depreciation, facility and overhead costs of approximately $200,000, primarily due to an increase in the number of assets that became fully depreciated during 2003 and the first half of 2004.

Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2004 increased $700,000, or 114%, to $1.3 million compared to $600,000 for the same period in 2003. The increase was primarily a result of an increase in sales and marketing efforts which included hiring new personnel during 2004. This effort resulted in an increase in salary and related expenses by approximately $400,000, an increase in outside consulting service and marketing costs of approximately $200,000 and an increase in travel costs of approximately $100,000.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2004 increased approximately $600,000, or 66%, to $1.4 million compared to $800,000 for the same period in 2003. The increase was primarily attributable to an increase in professional and consulting fees of approximately $400,000, primarily due to compliance obligations relating to Section 404 of the Sarbanes Oxley Act of 2002 and an increase in salary and related expenses of approximately $200,000 due to additional headcount during 2004 as compared to 2003.

Restructuring and impairment charges. Restructuring and impairment charges for the three months ended September 30, 2003 were $176,000 primarily comprised of severance payments and other related termination expenses associated with our restructuring plan. There were no restructuring and impairment charges included in the results for the three months ended September 30, 2004.

Amortization of deferred stock compensation. Amortization of deferred stock compensation for the three months ended September 30, 2004 decreased to $14,000 compared to $82,000 for the same period in 2003. This decrease was the result of our use of the attribution method of accounting to amortize deferred compensation associated with equity compensation awards in 2000 which results in the majority of this amortization being recognized in the earlier years following the equity grant.

Interest income and expense. Interest income increased by approximately $200,000 for the three months ended September 30, 2004 compared to the same period in 2003. The increase was due to the increase in the cash and marketable securities balances in 2004 as compared to the same period in 2003. Interest expense of $800,000 for the three months ended 2003 relates primarily to non-cash charges for the accretion of the imputed value assigned to the beneficial conversion feature on the Convertible Notes payable and interest charges on our bank line of credit.

Net income (loss). For the three months ended September 30, 2004, the Company reported net income applicable to common stockholders of $4.9 million as compared a net loss of $1.8 million for the same period in 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue. Revenue for the nine months ended September 30, 2004 increased $47.0 million, or 203%, to $70.3 million compared to $23.2 million for the same period in 2003. The overall increase in product sales of approximately $47.2 million was attributable primarily to higher sales volumes resulting from our introduction of new products and the increased demand for wireless products and wireless access services during 2004. Revenue recognized for development services decreased by $200,000 or 6% to $3.1 million during the first nine months of 2004 as compared to $3.3 million for the same period in 2003. We do not expect development services revenue to represent a significant percentage of total revenue in the foreseeable future.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2004 increased $27.8 million, or 138%, to $47.9 million compared to $20.1 million for the same period in 2003. The increase in cost of revenue was attributable to a $24.1 million increase in product shipment costs, an increase in royalty costs of approximately $4.0 million, an increase in manufacturing overhead and warranty costs of approximately $1.4 million and an increase in amortization of software licenses of approximately $600,000. Costs of revenue for the nine months ended September 30, 2004 and 2003 includes an inventory charge of $100,000 and $2.0 million, respectively, for excess and obsolete inventory, primarily due to products that are no longer being manufactured. Cost of revenue related to products increased due to the increase in the demand for our products as described above. Total cost of revenue for development services during 2004 and 2003 amounted to $2.1 million and $2.5 million, respectively.

Gross margin. Gross margin for the nine months ended September 30, 2004 increased by $19.3 million to $22.4 million compared to $3.1 million for the same period in 2003. The increase was primarily attributable to the increase in sales of products with higher margin and an increase in margin on development services revenue discussed above. Gross margin as a percent of revenue increased to 31.8% for the nine months ended September 30, 2004 compared to 13.4% for same period in 2003. The increase in gross margin as a percentage of revenue was primarily attributable to sales of products with higher margin in 2004 as compared to 2003.

Research and development expenses. Our research and development expenses for the nine months ended September 30, 2004 increased $2.7 million, or 59%, to $7.3 million compared to $4.6 million for the same period in 2003. The increase primarily was attributable to an increase of approximately $1.4 million in research supplies and expendable equipment, $1.3 million was attributable to increases in salary and related expenses due to additional headcount during 2004 as compared to 2003 and an increase in outside consulting services and travel costs of approximately $800,000. These increases were offset by decreases in depreciation, facility and overhead costs of approximately $1.0 million, primarily due to an increase in the number of assets that became fully depreciated during 2003 and the first quarter of 2004.

Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2004 increased $1.2 million, or 64%, to $3.1 million compared to $1.9 million for the same period in 2003. The increase was primarily a result of an increase in sales and marketing efforts, which included hiring new personnel during 2004, which increased salary and related expenses by approximately $800,000, an increase in travel costs of approximately $200,000 and an increase in outside consulting service and marketing costs of approximately $200,000.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2004 increased approximately $800,000, or 25%, to $3.6 million compared to $2.8 million for the same period in 2003. The increase was primarily attributable to an increase in salary and related expenses of approximately $500,000 due to additional headcount during 2004 as compared to 2003, an increase in professional fees of approximately $500,000, offset by a decrease in depreciation costs of approximately $300,000 primarily due to an increase in the number of assets that became fully depreciated during 2003 and 2004.

Restructuring and impairment charges. Restructuring and impairment charges for the nine months ended September 30, 2003 were approximately $400,000 and were primarily comprised of severance payments and other related termination expenses associated with our restructuring plan. There was no charge included in the results for the nine months ended September 30, 2004.

Amortization of deferred stock compensation. Amortization of deferred stock compensation for the nine months ended September 30, 2004 decreased approximately $600,000, or 79%, to approximately $100,000 compared to approximately $700,000 for the same period in 2003. This decrease was the result of our use of the attribution method of accounting to amortize deferred compensation associated with equity compensation awards in 2000 which results in the majority of this amortization being recognized in the earlier years following the equity grant. The decrease also reflected a reduction in the unamortized portion of the deferred compensation attributable to previously awarded stock options cancelled during the second quarter of 2003, totaling $850,000.

Interest income and expense. Interest income increased by approximately $400,000 for the nine months ended September 30, 2004 compared to the same period in 2003. The increase was due to the increase in the cash and marketable securities balances in the first nine months of 2004 as compared to the same period in 2003. Interest expense of $2.5 million for the nine months ended 2003 relates primarily to non-cash charges of $2.3 million for the accretion of imputed value assigned to the beneficial conversion feature on the Convertible Notes payable and interest charges on our bank line of credit.

Net income (loss). For the nine months ended September 30, 2004, the Company reported net income applicable to common stockholders of $8.5 million as compared a net loss of $14.7 million for the same period in 2003.

Liquidity and Capital Resources

During the first quarter of 2004, we reached profitability for the first time since our inception and recorded net income applicable to common shareholders of $8.5 million for the nine months ended September 30, 2004. We had previously incurred significant costs to develop technologies and products, which exceeded total revenue. As a result, we had incurred losses in each year since inception through the end of 2003. As of September 30, 2004, we had an accumulated deficit of $238.6 million and working capital of $58.4 million.

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

Historical Cash Flows

Net cash provided by operating activities. Net cash provided by operating activities increased by $15.8 million to approximately $15.0 million for the nine months ended September 30, 2004 compared to net cash used in operating activities of approximately $800,000 for the same period in 2003. This increase was attributable to $8.7 million net income recorded for the nine months ended September 30, 2004 compared to a net loss of $9.8 million for the same period in 2003. The 2004 net income includes $2.6 million of depreciation and amortization expenses. The increase was also attributable to an increase in accrued expenses of $5.6 million and an increase in accounts payable of $3.9 million, offset by a decrease in our deferred revenue balance of $4.4 million and a $2.3 million increase in our inventory balance.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2004 was approximately $53.0 million compared to $25,000 used in investing activities during the same period in 2003. The cash used in investing activities in 2004 was primarily due to the purchases of marketable securities of $50.0 million, purchases of intangibles of $1.5 million and purchases of property and equipment of $1.5 million. The cash used in investing activities in 2003 is primarily due to the purchases of intangible assets and property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2004 was $74.0 million, compared to $2.3 million during the same period in 2003. The cash provided from financing activities in 2004 was due to the net proceeds of $61.0 million received from a secondary offering equity transaction that was completed in May 2004, $7.5 million from the January 2004 issuance of common stock and proceeds from the exercise of common stock options and warrants of $5.9 million, offset by capital lease obligation payments of approximately $500,000. Cash provided by financing activities in 2003 was $2.3 million which was due to net proceeds of $2.7 million received from the issuance of Series B convertible preferred stock, $1.9 million of proceeds received on the issuance of convertible notes payable and proceeds from the exercise of common stock options and warrants, offset by repayments on our line of credit borrowings of $2.2 million and capital lease obligation payments of approximately $100,000.

Current Sources of Capital and Liquidity

As of September 30, 2004, we had working capital of $58.4 million, approximately $89.8 million in cash and cash equivalents and marketable securities.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at September 30, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by Fiscal Year
	2004	2005	2006	2007	2008
Capital lease and other obligations	$507,000	$1,127,000	$—	$—	$—
Operating leases	486,000	1,048,000	1,172,000	936,000	—
Committed purchase orders	42,217,000	—	—	—	—

Total contractual cash obligations	$43,210,000	$2,175,000	$1,172,000	$936,000	$—

Other Liquidity Needs

During the next twelve months we plan to incur approximately $3.0 million to $5.0 million for the acquisition of additional licenses and for capital expenditures. In addition, certain of our operating leases related to consolidated facilities obligate us to pay an aggregate of approximately $1.0 million, net of sublease income, over the next 36 months. This obligation is included in the operating lease commitment in the above table.

We believe that our available cash reserves together with our budgeted operating cash flows, will be sufficient to fund operations, including the continued expansion of our sales and marketing team, the further development of our new products and the related increase in our general and administrative expenses, and to satisfy our working capital requirements and anticipated capital expenditures for the next twelve months. We expect that one of our significant sources of funds in the future will be our operating cash flow. Our future revenue is dependent on us fulfilling our commitments in accordance with agreements with a small number of major customers. Our liquidity could be impaired if there is any interruption to our business operations, a material failure to satisfy these contractual commitments or a failure to generate additional revenue from new or existing products.

Risks Related to Our Business

We have incurred significant operating losses since our inception and if we are unable to increase our revenue and gross margins, we may incur significant net losses and negative cash flow from operations.

We incurred significant operating losses and net losses in each annual period since our inception until the beginning of this fiscal year. In 2004, we reached profitability for the first time since its inception and recorded net income applicable to common stockholders of $8.5 million for the nine months ended September 30, 2004. In prior periods, we incurred net losses applicable to common shareholders of $16.7 million for the fiscal year ending 2003 and $53.5 million for the fiscal year ending 2002. In addition, we had positive cash flows from operations of $15.0 million for the nine months ended September 30, 2004, while we had negative cash flows from operations of $400,000 for the fiscal year ending 2003 and $28.7 million for the fiscal year ending 2002. As of September 30, 2004, we had an accumulated deficit of $238.6 million. If we are unable to continue increasing our revenue and gross margins sufficiently to offset our expenses, we may not maintain profitability and may incur operating losses, net losses and negative cash flow from operations.

If we experience negative cash flow from operations, we may need to raise additional capital to fund our working capital requirements and anticipated capital expenditures.

We have experienced negative cash flow from operations in the past and, excluding working capital requirements to fund our growth, have only recently become cash flow positive. We currently anticipate that budgeted cash flow from operations, together with our current working capital, will be sufficient to meet our working capital requirements and anticipated capital expenditures for the next twelve months. However, the forecast of our ability to meet working capital requirements and anticipated capital expenditures in the future is a forward-looking statement that involves risks and uncertainties and actual results could vary. Our budgeted cash flow from operations includes assumptions about increased sales volumes. If we are unable to increase our revenue and gross margins sufficiently to offset our operating expenses, we will again experience negative cash flow from operations and may be required to raise additional capital. Our ability to obtain additional capital will depend on financial market conditions, investor expectations for the wireless technology industry, the national economy and other factors outside our control. If we issue equity securities, our stockholders will experience dilution. There can be no assurance that any such additional financing will be available on acceptable terms, or at all. If needed, the failure to secure additional financing would have a material adverse effect on our business, financial condition and operating results.

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

Our wireless communications products compete with a variety of devices, including wireless modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current and potential competitors include:

•	wireless data modem providers, such as Kyocera, Option International, Sierra Wireless, Sony-Ericsson and Wavecom;

•	wireless device manufacturers, such as palmOne and Research in Motion; and

•	wireless handset manufacturers, such as Motorola, Nokia, Samsung and Sony-Ericsson.

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

A significant portion of our revenue comes from a small number of customers. Our top ten customers for the nine months ended September 30, 2004 and 2003 accounted for approximately 70.0% and 97.8% of our revenue, respectively. Our top ten customers for fiscal 2003 and 2002 accounted for approximately 94.7% and 84.6% of our revenue, respectively. Similarly, our revenue could be adversely affected if we are unable to retain the business of any of our significant customers or if we are unable to diversify our customer base.

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

The markets for broadband wireless access solutions are relatively new and rapidly evolving, both technologically and competitively, and the successful sale of related products and services depends in part on the demand for wireless access to enterprise networks and the Internet. In the past, market demand for both wireless products and wireless access services for the transmission of data developed at a slower rate than we anticipated and our product sales did not generate sufficient revenue to cover our operating costs. The failure of these markets to continue to grow may adversely impact the demand for our products, and as a result, our business, financial condition and results of operations may be harmed.

The marketability of our products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.

The success of our business depends on the capacity, affordability and reliability of wireless data networks provided by various wireless telecommunications operators. Currently, various wireless telecommunications operators, either directly or jointly with us, sell our products in connection with the sale of their wireless data services to their customers. Growth in demand for wireless data access may be limited if wireless telecommunications operators cease operations, fail to offer services which customers consider valuable, fail to maintain sufficient capacity to meet demand for wireless data access, delay the expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services or fail to market their services effectively. In addition, our future growth depends on the successful deployment of next generation wireless data networks provided by third parties, including those networks for which we are currently developing products. If these next generation networks are not deployed or widely accepted, or if deployment is delayed, there will be no market for the products we are developing to operate on these networks. If any of these occurs, or if for any other reason the demand for wireless data access fails to grow, sales of our products will decline and our business could be harmed.

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

We have depended on a single third-party manufacturer to produce all of our products which subjects us to potential disruptions in product supply and other potential adverse effects.

Since September, 2002, we have outsourced the manufacturing of all of our products to LG Innotek. In August 2004, we entered into an agreement with Celestica Corporation (Celestica) pursuant to which Celestica will manufacture certain products for us in China which we expect will commence in November 2004. We will continue to manufacture some of our products at LG Innotek. We expect to continue to depend on LG Innotek and Celestica or other third-party manufacturers to produce our products in a timely fashion and at satisfactory quality levels. LG Innotek and Celestica are not obligated to supply products to us for any specific quantity, except as may be provided in particular purchase orders which we submit to them from time to time and therefore could cease or reduce its business with us at its discretion. If either or both LG Innotek or Celestica experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, product shipments to our customers could be delayed, which would negatively impact our revenues and our competitive position and reputation. Further, if we are unable to manage successfully our relationship with LG Innotek and/or Celestica, the quality and availability of our products may be harmed. If LG Innotek and /or Celestica stopped manufacturing our products for any reason or reduced their manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely basis, which would adversely impact our operations. In addition, if LG Innotek and/or Celestica negatively change the payment and other terms under which they agree to manufacture for us and we are unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase.

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

We generally place orders with our manufacturers at least three months prior to scheduled delivery of products to our customers. Accordingly, if we inaccurately anticipate demand for our products, we may be unable to obtain adequate quantities of components to meet our customers’ delivery requirements or, alternatively, we may accumulate excess inventories. If one or more of these events were to occur, we could experience increased costs, reduced revenue and lower product margins.

Although we promote ethical business practices and our operations personnel periodically visit and monitor the operations of our manufacturers, we do not control the manufacturers or their labor practices. If our current manufacturers, or any other third-party manufacturer which we use in the future, violate United States or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import or the loss of our import privileges. The effects of these factors could render the conduct of our business in a particular country undesirable or impractical and have a negative impact on our operating results.

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

Since September, 2002, we have outsourced the manufacturing of all of our products to LG Innotek. In August 2004, we entered into an agreement with Celestica Corporation pursuant (Celestica) to which Celestica will manufacture certain products for us in China which we expect will commence in November 2004. We will continue to manufacture some of our products at LG Innotek. In addition, we have international operations and sales, and a significant portion of our research and development staff is located in Canada. Our international sales accounted for approximately 74.6% of our revenue for the nine months ended September 30, 2004 and 7.3% for fiscal 2003. Although our experience in marketing, selling, distributing and manufacturing our products and services internationally is limited, we expect to further expand our international sales and marketing activities in the future. Consequently, we are subject to certain risks associated with doing business abroad, including:

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

Any disruption in our ability to obtain products from our foreign manufacturers or our ability to conduct international operations and sales could have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required during 2004 to perform an evaluation of our internal controls over financial reporting and have our auditor attest to such evaluation. We have prepared an internal plan of action for compliance, including a timeline and scheduled activities, although as of the date of this filing we have not yet completed the evaluation. Our auditors have not yet completed their testing of our internal controls. Compliance with these requirements has been and continues to be expensive and time consuming. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. While we believe that our internal controls over financial reporting currently provide reasonable assurance of achieving their control objectives, no system of internal controls can be designed to provide absolute assurance of effectiveness. See “Item 4. Controls and Procedures” contained in this report. A material failure of internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal controls over financial reporting could have a negative impact on our reputation and business.

To the extent we enter into contracts that are denominated in foreign currencies, fluctuations in exchange rates between the United States dollar and other foreign currencies may affect our operating results.

Our distribution agreements in Europe and the Asia-Pacific region have been previously denominated solely in U.S. dollars. Recently, we have entered into sales agreements denominated in foreign currencies and expect to enter into additional agreements as we expand our international customer base. We cannot assure you that we will not incur foreign currency losses or that any hedging activities we may enter into to reduce the risk of such losses will be successful.

If we are required to account for stock options under our employee stock plans as a compensation expense, our net income and earnings per share would be significantly reduced.

We record compensation expense only in conjunction with option grants to non-employees. For employee option grants, we calculate compensation expense and disclose the impact on net income (loss) and net income (loss) per share in a footnote to our financial statements. It is likely that future accounting pronouncements will require us to record compensation expense for employee stock option grants in our statement of operations. Note 1, “Stock Based Compensation,” of our financial statements reflects the impact that such a change in accounting treatment would have had on our net income (loss) and net income (loss) per share if it had been in effect during the past three years.

Utilization of our net operating loss carryforwards is dependent on future taxable income and may be limited in certain events.

Through December 31, 2003, we generated approximately $143.3 million in net operating losses carryforwards for federal income tax purposes. Generally, these net operating loss carryforwards may be used to offset taxable income in future periods, but are limited in that they are available for a maximum of 20 years, as specified in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, the availability of tax loss carryforwards may be limited both in the aggregate and on an annual basis in the event of an ownership change (as defined in the Code). During the year ended December 31, 2003, we completed a series of equity transactions, including the issuance of our Series B Convertible Preferred Stock. We are currently analyzing and evaluating those equity issuances and related transactions in the context of Section 382 of the Code to determine what impact, if any, they may have had on our future utilization of our net operating loss carryforwards. Though we have not yet completed our analysis, we do not believe that the limitations, if any, would impair our ability to use our net operating loss carryforwards to fully offset taxable income for the year ending December 31, 2004.

For financial reporting purposes, net operating loss carryforwards are reflected as a deferred tax asset on a company’s balance sheet in an amount equal to the estimated income taxes attributable to future taxable income available for offset, net of any valuation allowances established to reflect the possibility of less than full utilization of the deferred tax asset. At September 30, 2004, we had established a valuation allowance equal to the full amount of the deferred tax asset attributable to our net operating loss carryforwards. In calculating our tax provision for future periods, we will continue to assess the likelihood that we will be able to use the deferred tax assets, taking into consideration forecasted book and taxable income and potential limits resulting from ownership changes and other events, if any, and will adjust the valuation allowance on the deferred tax assets as appropriate. The tax benefit recognized upon the reversal of all or part of the valuation allowance may distort the trends in our net income after taxes relative to taxable income, and, accordingly, would impact the comparability of our results with other periods. This may make our financial results appear more favorable than those of companies with similar operations and without the availability of net operating loss carryforwards or other deferred tax assets.

Others could claim that we infringe on their intellectual property rights, which may result in substantial costs, diversion of resources and management attention and harm to our reputation.

It is possible that other parties may claim that we have violated their intellectual property rights. An infringement claim could result in substantial costs, diversion of resources and management attention and harm of our reputation. Rights to intellectual property can be difficult to verify. A successful infringement claim against us could cause us to be liable for damages and litigation costs. We may also be prohibited from further use of the intellectual property. We may have to license the intellectual property, incurring licensing fees, or we may have to develop a non-infringing alternative, which could be costly and delay sales of our products or loose sales of our products.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At September 30, 2004, we had $89.8 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $40.0 million of our cash and cash equivalents at September 30, 2004, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $48.9 million of our investments by approximately $0.4 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our Consolidated Statements of Operations until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

Foreign Currency Transactions. During the nine months ended September 30, 2004, we had a foreign currency loss of approximately $33,000 recorded in other income and expenses related to our restructuring accrual denominated in Canadian dollars. Revenues generated outside the United States (denominated in U.S. dollars), as a percentage of total revenues were 74.6% for the nine months ended September 30, 2004 and 11.6% for the same period in 2003. Fluctuations in foreign exchange rates could impact future operating results

Subsequent to September 30, 2004, we entered into sales transactions denominated in Euros. In order to hedge against the short-term impact of foreign currency fluctuations on our receivable balances we have entered into a forward foreign exchange contract. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe this financial instrument does not subject us to speculative risk that would otherwise result from changes in currency exchange rates. If foreign currency rates were to fluctuate by 10% from rates at September 30, 2004, our financial position, results of operations and cash flows would not be materially affected.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, including internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. For example, a company’s operations may change over time, such as the result of new or discontinued lines of business and management must periodically modify a company’s internal controls and procedures to timely match these changes in its business. And, in the end, all controls and procedures are necessarily subject to the judgment of management in evaluating the design and cost benefit relationship of possible controls and procedures, and the judgment of company personnel in their application.

As of September 30, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls: There have been no significant changes in our internal control over financial reporting or identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Current reports on Form 8-K, furnished October 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004	Novatel Wireless, Inc.

	By:	/s/ Dan L. HALVORSON
Dan L. Halvorson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)