Form 10-K
period 2004-12-31
NOVATEL WIRELESS INC
filed 2005-03-16
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                              to                             .

Commission file number: 0-31659

NOVATEL WIRELESS, INC.

(exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction or incorporation or organization)	86-0824673 (I.R.S. Employer Identification No.)

9645 Scranton Road, Suite 205, San Diego, California (Address of principal executive offices)	92121 (zip code)

Registrant’s telephone number, including area code: (858) 320-8800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☒  NO  ☐

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2004 as reported by The Nasdaq National Market, was approximately $581,341,683. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 5% or greater shareholders, based on Schedule 13G filings, have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. The Registrant does not have any non-voting stock issued or outstanding.

The number of shares of the Registrant’s common stock outstanding as of March 4, 2005 was 29,017,987.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein. In addition, the Registrant herein incorporates certain exhibits filed with the Registrant’s prior registration statements and reports on Forms 10-K, 10-Q, S-1, S-3, S-8 and 8-K.

i

Forward-Looking Statements

This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. These forward-looking statements include, but are not limited to, statements regarding: increasing demand for access to wireless data and factors affecting that demand; the future growth of wireless wide area networking and factors affecting that growth; changes in wireless transmission standards and technologies; growth in 3G infrastructure spending; the sufficiency of our capital resources; the effect of changes in accounting standards and in aspects of our critical accounting policies; the utilization of our net operating loss carryforwards; the impact of expensing stock options effective July 1, 2005; and our general business and strategy, including plans and expectations relating to technology, our ability to capitalize on our direct relationships with wireless operators; product development, strategic relationships, customers, manufacturing, service activities and international expansion. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar words and phrases are also intended to identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. For a detailed discussion of these risks and uncertainties, see the “Business—Risks Related to Our Business” section of this Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

Trademarks

The Novatel Wireless logo, “Merlin,” “MobiLink,” “Freedom Box,” “Expedite,” “Ovation” and “Conversa” are trademarks of Novatel Wireless, Inc. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

ii

PART I

Item 1.    Business

Overview

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products includes 3G wireless PC card modems, embedded modems, ruggedized modems and communications software for wireless network operators, infrastructure providers, distributors, original equipment manufacturers (OEMs), and vertical markets worldwide. Currently, we are developing Multimedia Application Consoles for wide area networks. Through the integration of our hardware and software, our products are designed to operate on a majority of global wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. We also offer software engineering, integration and design services to our customers to facilitate the use of our products.

Our diverse and broad based international end-customers include wireless operators and technology providers such as AT&T Wireless, Cingular, CSL, E-Plus, Hutchinson, KPN, Lucent, mmO2, Orange, Singtel, Sprint PCS, Telefonica, TIM, TMN, T-Mobile, Verizon Wireless and Vodafone. We have strategic technology, development and marketing relationships with several of these operators.

Our Products

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our products are designed to operate across 3G networks, including:

•	Universal Mobile Telecommunications Systems, or UMTS, designed to be employed by GSM operators. UMTS is also referred to as Wideband Code Division Multiple Access, or W-CDMA. With UMTS, subscribers can attain wireless access to data at maximum speeds of up to 384 kbps.

•	High Speed Downlink Packet Access, or HSDPA, is an enhancement of the UMTS standard which enables packet data transmission in the UMTS downlink with data transmission at maximum speeds of up to 8-10 Mbps. HSDPA can be implemented as an upgrade to current UMTS infrastructure.

•	CDMA 1xEV-DO and CDMA 1xEV-DV, are designed to be employed by CDMA operators and provide wireless access speeds comparable to wireline DSL services. Subscribers can attain wireless access to data at maximum speeds of up to 2.4 Mbps on CDMA 1xEV-DO networks and 3.1 Mbps on CDMA 1xEV-DV networks.

The following table illustrates our current principal product lines and applications:

Product	Applications

Wireless PC Card Modems
• Merlin Wireless PC Card for UMTS • Merlin Wireless PC Card for CDMA 1xEV-DO	• Laptop PCs and other platforms supporting PCMCIA interfaces
• Merlin Wireless PC Card for CDMA 1xRTT

Embedded Wireless Modules for OEMs
• Expedite Wireless Embedded Modem for CDMA 1xRTT	• Point of sale terminals, vehicle and asset tracking and inventory monitoring
• Expedite PCI Express Mini Card	• Laptops and wireless devices

Ruggedized Wireless Data Modems
• Freedom Box for GPRS	• Public safety and telemetry

Multimedia Application Consoles
• 3G Multimedia Application Consoles (Ovation Family)	• Broadband WWAN internet access, advanced WLAN networking, analog voice calling and intelligent routing and multimedia application support

Merlin Wireless PC Card Modems

Our Merlin Wireless PC Card modems provide mobile subscribers with secure and convenient high-speed wireless access to data including corporate, public and personal information through the Internet and enterprise networks. Each of our Merlin Wireless PC Card Modems is approximately the size of a credit card and slides inside standard Type II PC card slots in laptop PCs and other products employing PCMCIA interfaces. All our modems utilize modem manager software and are compatible with a range of devices including laptop PCs, PDAs and mobile phones as well as operating systems including Microsoft Windows 98, 2000, Millennium Edition, XP and Pocket PC. The following is a representative selection of our Merlin Wireless PC Card Modems:

•	The Merlin U630 is a quad-band (900/1800/1900/2100 MHz) wireless PC card modem designed to provide mobile subscribers with high-speed wireless access to data over 3G UMTS networks. The Merlin U630 enables wireless access to data at speeds of up to approximately 384 kbps in UMTS coverage areas and 53.6 kbps in GPRS coverage areas. The Merlin U630 PC Card operates on UMTS 2100 MHz band networks in Asia, Europe and the Middle East and GSM/GPRS 900, 1800 and 1900 MHz band networks worldwide. Commercial sales of the Merlin U630 began in November 2004.

•	The Merlin V620 is a dual band (800/1900 MHz) wireless PC card modem being designed to provide mobile subscribers with wireless access to data at maximum speeds of up to approximately 2.4 Mbps on CDMA 1xEV-DO networks in North America. Commercial sales of the Merlin V620 began in December 2004.

•	The Merlin U530 is a tri-band (900/1800/2100 MHz) wireless PC card modem designed to provide mobile subscribers with high-speed wireless access to data over 3G UMTS networks. The Merlin U530 enables wireless access to data at speeds of up to approximately 384 kbps in UMTS coverage areas and 53.6 kbps in GPRS coverage areas. Commercial sales of the Merlin U530 began in December 2003 in Europe.

•	The Merlin U520 is a single-band (1900 MHz) wireless PC card modem designed to provide mobile subscribers with high-speed wireless access to data over 3G UMTS networks. The Merlin U520 enables wireless access to data at speeds of up to approximately 384 kbps in UMTS coverage areas. The Merlin U520 PC Card operates on the 1900 MHz UMTS (WCDMA) band networks in North America. Commercial sales of the Merlin U520 began in April 2004 in North America.

•	The Merlin C201 is a single band (1900 MHz) wireless PC card modem designed to provide mobile subscribers with high-speed wireless access to data over CDMA 1xRTT networks. The Merlin C201 enables wireless access to data at maximum speeds of up to approximately 153.6 kbps in CDMA 1xRTT coverage areas and 14.4 kbps in CDMA circuit-switched coverage areas. Commercial sales of the Merlin C201 began in February 2002.

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

The Expedite EV620 PCI Express Mini Card is a form factor specification designed in mobile platforms and is optimized for most laptop systems. The Expedite EV620 provides wireless broadband data access on EV-DO networks at speeds up to 2.4 Mbps and is designed for easy integration into multiple laptop platforms and other wireless devices. The Expedite EV620 enables wireless high-speed streaming video and audio, secure access to emails with large attachments and other corporate information stored behind firewalls. The Expedite EV620 also includes receive diversity on 800 and 1900 MHz band CDMA2000 1xEV-DO and CDMA2000 1X networks, providing reliable connectivity, maximum data throughput and efficient management of device power consumption.

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

3G Multimedia Application Consoles

The Ovation Family of 3G Multimedia Application Consoles is a portfolio of stand-alone desktop consoles that unifies WWAN, WLAN and/or voice capability to provide cost-effective high speed wireless broadband access, optimal call routing and the delivery of multimedia applications. End-users will be able to access Ovation using multiple devices, including landline telephones, cordless telephones, desktop PCs, broadband enabled laptops, emerging WLAN-enabled devices such as handsets and smartphones, and other peripheral devices. Ovation is powered by Conversa, a software suite developed by Novatel Wireless that will enable access to advanced software applications resulting from an innovative convergence of high-speed WWAN and WLAN technologies. We anticipate initial commercial shipments to commence in the first half of 2005.

MobiLink Mobile Communications Suite

Residing on the mobile subscriber’s laptop PC, our MobiLink mobile communications suite is an object-oriented software application that enables a user to gain quick and simple access to advanced connectivity features such as SMS, multimedia messaging and virtual private networking. MobiLink also offers video telephony and WLAN management capabilities. MobiLink’s graphical user interface and underlying functionality are designed to be modular, easily configurable and expandable in order to enable our customers to differentiate their product offerings. MobiLink is currently bundled with our Merlin wireless PC card modems.

Our Strategy

Our objective is to be the leading provider of wireless broadband access solutions for the worldwide mobile communications market. The key elements of our strategy are to:

•	Expand Our 3G Product Offerings Worldwide. We intend to continue expanding our portfolio of 3G products with leading wireless operators worldwide. Since December 2003, we have launched three 3G PC Cards with top carriers and achieved large installed base of operators worldwide for wireless PC Cards.

•	Capitalize on Our Direct Relationships with Wireless Operators. We intend to continue to capitalize on our direct relationships with wireless operators in order to increase our worldwide market position. In Europe, we are working closely with wireless operators of 3G UMTS wireless networks. In North America, we developed a high-speed wireless access product using the 3G CDMA 1xEV-DO standard which we launched with Verizon Wireless. Additionally, we continue to work closely with Sprint PCS on 3G products. In Asia, we continue to assess market opportunities with wireless operators such as China Unicom and China Mobile and with various distributors in the region.

•	Leverage Strategic Relationships with Wireless Industry Leaders. We believe that strategic relationships with wireless industry leaders are critical to our ability to leverage sales opportunities and ensure that our technology investments address customer needs. Through strategic relationships, we believe that we can increase market penetration by accessing the resources of others, including access to distribution resources, exclusive sales and marketing and market opportunities. For example, our strategic relationships with wireless industry leaders such as Lucent Technologies have allowed us to leverage their significant resources, network capabilities and service offerings in order to penetrate operators of 3G UMTS networks. We intend to continue the development and leverage of strategic alignments in the industry.

•	Continue to Target Key Vertical Market Opportunities and Penetrate New Markets. We believe that on-going developments in wireless technologies will create additional vertical market opportunities and more applications for our products. Currently, we market our broadband wireless access solutions to key vertical industry segments by offering innovative products that increase productivity, reduce costs and create operational efficiencies.

•	Increase the Value of Our Products. We will continue to add new features and functionality to our products and develop new software applications to enhance the overall value and ease of use that our products provide to our customers and end users.

Customers

Our global end-customer base is comprised of wireless operators, OEMs, distributors and various companies in other vertical markets. Our current end-customer base includes wireless operators such as AT&T Wireless, Cingular, CSL, E-Plus, Hutchinson, KPN, mmO2, Orange, Singtel, Sprint PCS, Telefonica, TIM, TMN, T-Mobile, Verizon Wireless and Vodafone.

Our strong customer relationships provide us with the opportunity to expand our market reach and sales:

•	Wireless Operators. By working closely with our wireless operator customers, we are able to drive demand for our products by combining our expertise in wireless technologies with the operators’ sales and marketing reach over a global subscriber base. Our operator customers also provide us with important services, including field trial participation, technical support, wireless data marketing and access to additional indirect distribution channels. To leverage these services, we provide operators with early access to new products and technical training.

•	OEMs and Distributors. Our OEM customers integrate our products into devices that they manufacture and sell to end-users through their own direct sales forces and indirect distribution channels. Our products are capable of being integrated into a broad range of devices, including but not limited to laptop PCs and vehicle location devices. We seek to build strong relationships with our OEM customers by working closely with them and providing application engineering support during the integration of our products.

Strategic Relationships

We continue to develop and maintain strategic relationships with wireless industry leaders. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Our strategic relationships include technology and marketing relationships with wireless operators, OEM customers that integrate our products into other devices, distributors and leading technology providers. Our strategic relationships include Lucent Technologies, Sprint PCS, Verizon Wireless and Vodafone.

Sales and Marketing

We sell our wireless broadband solutions primarily to wireless operators either directly or through strategic relationships, as well as to OEMs and distributors located worldwide. Most of our sales to wireless operators and OEMs are sold directly through our sales force. To a lesser degree, we also use an indirect sales distribution model through the use of select distributors.

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

Our product development efforts leverage our core expertise in the following key technology areas:

•	Advanced Radio Frequency Design. Advanced Radio Frequency, or RF, design is the key technology that determines the performance of wireless devices. We have specialized in 800/900/1800/1900 and 2100 MHz designs for digital cellular, packet data and spread spectrum systems. Our expertise in RF technology contributes to the performance, cost advantages and small size of our products.

•	Miniaturization and System Integration. Small systems integration is the integration of application specific integrated circuits, or ASICs, RF and baseband integrated circuits and packaging technologies. The complete wireless modem is packaged into a module less than half the size of a credit card through the use of advanced integrated circuit designs, embedded software modems and multi-layer RF stripline technologies. We will continue to augment our miniaturization technology, working to further reduce the size and cost of current and future products.

Manufacturing

In September 2002, we entered into an agreement with LG Innotek Co., Ltd, a subsidiary of LG Group, located in South Korea, for the outsourced manufacturing of our products. Under our manufacturing agreement, LG Innotek provides us with services including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery services. In August 2004, we entered into an agreement with Celestica Corporation (Celestica) pursuant to which Celestica manufactures certain products for us in China, which commenced in November 2004. In addition, commencing in September 2004, SerComm Corporation began performing integration and manufacturing services for us with respect to certain products.

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

Our operations organization manages our relationships with LG Innotek and Celestica and focuses on improvements in design-for-manufacturing, test procedures, quality, cost optimization and production scheduling.

Intellectual Property

Our wireless broadband access solutions and operations rely on and benefit from our portfolio of intellectual property. We currently own 25 United States patents, four of which are also registered in Canada. In addition, we currently have 20 United States patent applications pending. From time to time we also seek to have our patents registered in selected foreign jurisdictions. The patents that we currently own expire at various times between 2005 and 2020.

We own, or have applied for, a number of trademarks and service marks, including Merlin, Expedite, Freedom Box, MobiLink, Ovation, and Conversa, each with its accompanying designs, as well as the Novatel Wireless logo.

We have licensed software for use in our products from third-parties, such as QUALCOMM. These licenses allow us to manufacture CDMA, UMTS and EV-DO-based wireless modems and to sell or distribute them worldwide. In connection with such sales, we pay royalties to QUALCOMM. The license from QUALCOMM does not have a specified term and may be terminated by us or by QUALCOMM for cause or upon the occurrence of other specified events. In addition, we may terminate the licenses for any reason upon 60 days prior written notice. We have also granted to QUALCOMM a personal nontransferable, worldwide, nonexclusive, fully-paid and royalty-free license to use, solely in connection with wireless communications applications, certain intellectual property of ours. This license allows QUALCOMM to make, use, sell or otherwise dispose of products and related components that incorporate this intellectual property.

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

Our primary competitors include Option International, Sierra Wireless and Sony-Ericsson. We believe that we have advantages over each of our primary competitors due to the technical and engineering design of our products, the broad range of solutions that we offer, the ease-of-use of our products, our ability to adapt our products to specific customer needs and our competitive pricing. As the market for wireless broadband access solutions expands, other entrants may seek to compete with us.

Employees

As of December 31, 2004, we had 112 employees, including 21 in sales and marketing, 61 in product development and research, 10 in operations, and 20 in general and administrative functions. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.

Risks Related to Our Business

The market for wireless broadband data access products is highly competitive, and we may be unable to compete effectively.

The market for wireless broadband data access products is highly competitive, and we expect competition to increase and intensify. Many of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They also may devote greater resources than we do to the development, promotion and sale of their respective products.

Many of our current or potential competitors have more extensive customer bases and broader customer and other industry relationships that they can leverage to establish dealings with many of our current and potential customers. Some of these companies also have more established customer support organizations than we do. In addition, these companies may adopt more aggressive pricing policies or offer more attractive terms to customers, may bundle their competitive products with broader product offerings and may introduce new products and enhancements. Current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products. As a result, it is possible that new competitors or new relationships among existing competitors may emerge and rapidly acquire significant market share to the detriment of our business.

Our wireless communications products currently compete with a variety of devices, including other wireless modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current and potential competitors include:

•	wireless data modem providers, such as Option International, Sierra Wireless and Sony-Ericsson;

•	wireless computing device manufacturers, such as palmOne and Research in Motion; and

•	wireless handset and infrastructure manufacturers, such as Motorola, Nokia, Siemens and Sony-Ericsson.

We expect our competitors to continue to improve the features and performance of their current products and to introduce new products, services and technologies. Successful new product introductions or enhancements by our competitors could reduce our sales and the market acceptance of our products, cause intense price competition and make our products obsolete. To be competitive, we must continue to invest significant resources in, among other things, research and development, sales and marketing, and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary for our products to remain competitive. Increased competition could result in price reductions, fewer or smaller customer orders, reduced margins and loss of our market share. Our failure to compete successfully could seriously harm our business, financial condition and results of operations.

Our failure to predict and comply with evolving wireless industry standards, including 3G standards, could hurt our ability to introduce and sell new products.

In our industry, it is critical to our success that we accurately anticipate evolving wireless technology standards and that our products comply with such standards. We are currently focused on engineering and manufacturing products that comply with 3G wireless standards. Any failure of our products to comply with 3G or future applicable standards could delay their introduction and require costly and time-consuming engineering changes. Additionally, if wireless operators or subscribers fail to adopt, in sufficient numbers, the standards to which we engineer our products, then sales of our new products could be materially harmed.

If we fail to develop and introduce new products successfully, we may lose key customers or product orders and may not be able to compete effectively.

The development of new wireless data products requires technological innovation and can be difficult, lengthy and costly. In addition, wireless operators require that wireless data systems deployed on their networks comply with their own technical and product performance standards, which may differ from the standards our products are required to meet for other operators. This increases the complexity of the product development process. In addition, as we introduce new versions of our existing products or new products altogether, our current customers may not require or desire the technological innovations of these products and may not purchase them.

Further, as part of our strategy, we enter into contracts with customers pursuant to which we develop products for later sale to the customer. Our ability to generate future revenue and operating income under any such contracts depends upon, among other factors, our ability to develop products that are suitable for manufacturing and cost effective manner and that meet defined product design and technical specifications. Our ability to maximize the benefits of these contracts depends in part on the following:

•	We have priced the products to be sold under these contracts based on our estimated development, production and post-production warranty costs. If these or other related production costs are actually higher than our estimated costs, our gross margins and operating margins on the corresponding contracts will decrease.

•	If we are unable to commit the necessary resources or are otherwise unable to successfully develop products as required by the terms of these contracts, our customers may cancel the related contracts, we may not be entitled to recover any costs that we incurred for research and development, sales and marketing, production and otherwise, and we may be subject to additional costs such as contractual penalties.

•	If we fail to deliver in a timely manner a product that is suitable for manufacture or if a customer determines that a product we delivered does not meet the agreed-upon specifications, we may be unable to launch the product, we may have to reduce the price we charge for such product if it launches, or we may be required to pay damages to the customer.

If we are unable to successfully manage these risks or meet required deliverables or deadlines in connection with one or more of our key contracts, we may lose key customers or orders and our business could be harmed.

If we fail to develop and maintain strategic relationships, we may not be able to penetrate new markets.

A key element of our business strategy is to penetrate new markets by developing new products through strategic relationships with industry leaders in wireless communications. We are currently investing, and plan to continue to invest, significant resources to develop these relationships. We believe that our success in penetrating new markets for our products will depend, in part, on our ability to maintain these relationships and to cultivate additional or alternative relationships. There can be no assurance, however, that we will be able to develop additional strategic relationships, that existing relationships will survive and successfully achieve their purposes or that the companies with whom we have strategic relationships will not form competing arrangements.

We depend upon a small number of our customers for a substantial portion of our revenue and we currently rely upon only a few of our key customers to make contractual minimum volume purchases.

A significant portion of our revenue comes from a small number of customers. Our top ten customers for the year ended December 31, 2004 and 2003 accounted for approximately 67.7% and 94.7% of our revenue, respectively. Similarly, our revenue could be adversely affected if we are unable to retain the level of business of any of our significant customers or if we are unable to diversify our customer base. We expect that a small number of customers will combine to account for a substantial amount of our revenue.

In addition, a majority of our current customers purchase our products under stand alone purchase orders and not pursuant to any longer term contractual minimum purchase obligations. Such customers have no contractual obligation to continue to purchase our products following our fulfillment of the given purchase order and if they do not continue to make purchases, our revenue and our share price may decline.

The sale of our products depends on the demand for broadband wireless access to enterprise networks and the Internet.

The markets for broadband wireless access solutions are relatively new and rapidly evolving, both technologically and competitively, and the successful sale of related products and services depends in part on the strength of the demand for wireless access to enterprise networks and the Internet. In the past, market demand for both wireless products and wireless access services for the transmission of data developed at a slower rate than we had anticipated and as a result our product sales did not generate sufficient revenue to cover our operating costs. The failure of these markets to continue to grow at the rate that we currently anticipate may adversely impact our rate of growth and the growth in the demand for our products, and as a result, our business, financial condition and results of operations may be harmed.

The marketability of our products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.

The success of our business depends, in part, on the capacity, affordability, reliability and prevalence of wireless data networks provided by wireless telecommunications operators. Currently, various wireless telecommunications operators, either individually or jointly with us, sell our products in connection with the sale of their wireless data services to their customers. Growth in demand for wireless data access may be limited if, for example, wireless telecommunications operators cease or materially curtail operations, fail to offer services which customers consider valuable, fail to maintain sufficient capacity to meet demand for wireless data access, delay the expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services or fail to market their services effectively. In addition, our future growth depends on the successful deployment of next generation wireless data networks provided by third parties, including those networks for which we are currently developing products. If these next generation networks are not deployed or widely accepted, or if deployment is delayed, there will be no market for the products we are developing to operate on these networks. If any of these events occur, or if for any other reason the demand for wireless data access fails to grow, sales of our products will decline and our business could be harmed.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business.

Various risks arise when companies and industries grow quickly. If our business grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience production delays as we seek to meet increased demand for our products. Our failure to properly manage our growth could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations and our reputation with our customers.

We currently rely on third party manufactures to manufacture our products, which exposes us to a number of risks and uncertainties outside our control.

We currently outsource our manufacturing to LG Innotek, Celestica and SerComm Corporation. If these parties were to experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, product shipments to our customers could be delayed, which would negatively impact our revenues and our competitive position and reputation. Further, if we are unable to manage successfully our relationship with our manufacturers, the quality and availability of our products may be harmed. Neither of them is obligated to supply products to us for any specific quantity, except as may be provided in particular purchase orders which we submit to them from time to time. Therefore, either or both of them could at any time and at their sole election decline to accept new purchase orders from us or otherwise reduce their respective business with us. If our manufacturers stopped manufacturing our products for any reason or reduced their manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely basis, which would adversely impact our operations. In addition, if our manufacturers were to negatively change the payment and other terms under which each agrees to manufacture for us and we are unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase.

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

In addition, at various times since our inception, we have depended on a single third-party manufacturer to produce all our products. This subjected us to potential disruptions in product supply and other potential adverse effects. Nevertheless, we may need or desire to return to using a single manufacturer if our prevailing business needs demand it including such factors as cost, component procurement practices and product quality.

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

Our products contain a variety of components, many of which are procured from single suppliers. These components include both tooled parts and industry-standard parts, many of which are also used in cellular telephone handsets. From time to time, certain components used in our products have been in short supply worldwide. If there is a shortage of any such components, and we cannot obtain a suitable substitute, we may not be able to timely deliver sufficient quantities of our products to satisfy demand. Moreover, if we locate a substitute and its price is prohibitive, our ability to maintain cost-effective production of our products would be seriously harmed.

Others could claim that we infringe on their intellectual property rights, which may result in substantial costs, diversion of resources and management attention, and harm to our reputation.

It is possible that other parties may claim that we have violated their intellectual property rights. An infringement claim, regardless of the merits of the claim, could result in substantial costs, diversion of resources and management attention and harm of our reputation. Rights to intellectual property can be difficult to verify. A successful infringement claim against us could cause us to be liable for damages and litigation costs. In addition, a successful infringement claim could have other negative consequences, including prohibiting us from further use of the intellectual property or causing us to license the intellectual property, incurring licensing fees, some of which could be retroactive. Upon the occurrence of a successful infringement claim, we may also have to develop a non-infringing alternative, which could be costly and delay or prevent sales of our products.

We may not be able to license necessary third-party technology or it may be expensive to do so.

From time to time, we may be required to license technology from third parties to develop new products or product enhancements. We have licensed software for use in our products from third-parties, such as QUALCOMM. The license from QUALCOMM does not have a specified term and may be terminated by us or by QUALCOMM for cause or upon the occurrence of other specified events. There can be no assurance that we will be able to maintain our third-party licenses or that additional third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to maintain or obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost which could seriously harm our competitive position, revenue and growth prospects.

We are subject to the risks of doing business abroad, which could negatively affect our international sales activities and our ability to obtain products from our foreign manufacturers.

In addition to our manufacturing activities in Asia, a significant portion of our sales activity takes place in Europe. In addition, a significant portion of our research and development staff is located in Canada. Our international sales accounted for approximately 76.0% of our revenue for the year ended December 31, 2004 and 23.1% for the year ended December 31, 2003. Although our experience in marketing, selling, distributing and manufacturing our products and services internationally is limited, we expect to further expand our international sales and marketing activities in the future. Consequently, we are subject to certain risks associated with doing business abroad, including:

•	difficulty in managing widespread sales, research and development operations and post sales logistics and support.

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets, and changes in diplomatic and trade relationships;

•	less effective protection of intellectual property and general exposure to different legal standards;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	increased expenses associated with customizing products for different countries;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	longer collection cycles and difficulties in collecting accounts receivable;

•	longer sales cycles;

•	international terrorism;

•	loss or damage to products in transit;

•	international dock strikes or other transportation delays; and

Any disruption in our ability to obtain products from our foreign manufacturers or our ability to conduct international operations and sales could have a material adverse effect on our business, financial condition and results of operations.

To the extent we enter into contracts that are denominated in foreign currencies and do not adequately hedge that exposure, fluctuations in exchange rates between the United States dollar and foreign currencies may affect our operating results.

Our product sales agreements in Europe have been historically denominated solely in U.S. dollars. Recently, we have entered into sales agreements denominated in foreign currencies and expect to enter into additional agreements as we expand our international customer base. As a result, we transact some of our business in foreign currencies, which exposes us to changes in foreign currency exchange rates and we currently expect this exposure may increase in the future. We attempt to manage this risk, in part, by minimizing the effects of volatility on cash flows by identifying forecasted transactions exposed to these risks and using hedging instruments. There can be no assurance that we will not incur foreign currency losses or that any hedging activities we may enter into to reduce the risk of such losses will be successful.

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

Our quarterly operating results may vary significantly from quarter to quarter and may cause our stock price to fluctuate.

Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors or management. If this occurs, the market price of our stock would likely decline. The following factors may cause fluctuations in our operating results:

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

We incurred significant operating losses and negative cash flows since our inception through the end of 2003 and if our revenue and gross margins decline or we are unable to increase our revenue and gross margins relative to our operating expenses, we may incur significant net losses and negative cash flow from operations.

We incurred significant operating losses and net losses in each annual period since our inception until the beginning of 2004. In 2004, we reached profitability for the first time since our inception and recorded net income applicable to common stockholders of $13.7 million for the year ended December 31, 2004. We incurred net losses applicable to common shareholders of $16.7 million for the fiscal year ending 2003 and $53.5 million for the fiscal year ending 2002. We had positive cash flows from operations of $5.6 million for the year ended December 31, 2004, while we had negative cash flows from operations of $400,000 for the fiscal year ending December 31, 2003 and $28.7 million for the fiscal year ending December 31, 2002. As of December 31, 2004, we had an accumulated deficit of $233.5 million. If we are unable to generate revenue and gross margins to sufficiently offset our increasing expenses, we may not maintain profitability and may incur operating losses, net losses and negative cash flow from operations.

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

From our inception in 1996 through December 31, 2004, we generated an aggregate of approximately $156.5 million in net operating loss carryforwards for federal income tax purposes. Generally, these net operating loss carryforwards may be used to offset taxable income in future periods, but are limited in that they are available for a maximum of 20 years following the year in which the respective net operating loss in generated. In addition, the availability of tax loss carryforwards may be limited both in the aggregate and on an annual basis in the event of an ownership change as specified in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). During the year ended December 31, 2003, we completed a series of equity transactions, including the issuance of our Series B Convertible Preferred Stock. We are currently analyzing and evaluating those equity issuances and related transactions in the context of Section 382 of the Code to determine the impact, if any, they may have had on our future utilization of our net operating loss carryforwards. Though we have not yet completed our analysis, we have recorded a $349,000 tax expense for the year ended December 31, 2004. This expense assumes the utilization of minimal net operating loss carryforwards, including a portion of 2005 net operating loss carryforward. There can be no assurance that we will be able to us some or all of our historical net operating loss carryforwards to offset future taxable income.

For financial reporting purposes, net operating loss carryforwards are reflected as a deferred tax asset on a company’s balance sheet in an amount equal to the estimated income taxes attributable to future taxable income available for offset, net of any valuation allowances established to reflect the possibility of less than full utilization of the deferred tax asset. At December 31, 2004, we had established a valuation allowance equal to the full amount of the deferred tax asset attributable to our net operating loss carryforwards. The valuation allowance on the deferred tax asset balance at December 31, 2004 was approximately $67.5 million. In calculating our tax provision for future periods, we will continue to assess the likelihood that we will be able to use the deferred tax assets, taking into consideration forecasted book and taxable income and potential limits resulting from ownership changes and other events, if any, and will adjust the valuation allowance on the deferred tax assets as appropriate. The tax benefit recognized upon the reversal of all or part of the valuation allowance may distort the trends in our net income after taxes relative to taxable income, and, accordingly, would impact the comparability of our results with other periods. This may make our financial results appear more favorable than those of companies with similar operations and without the availability of net operating loss carryforwards or other deferred tax assets.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the Nasdaq National Market rules, are creating uncertainty for many companies, including ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. We have evaluated our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our common stock.

FASB’s adoption of Statement 123R will cause our net income and earnings per share to be significantly reduced and any changes to existing accounting pronouncements or taxation rules or practices may cause adverse fluctuations in our reported results of operations or affect how we conduct our business.

In December 2004, the FASB adopted Statement 123R, “Share Based Payment,” which will require us, beginning in the third quarter of 2005, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. This additional compensation charge for the cost of stock option grants will have an adverse effect on our future net income and earnings per share compared to our historical operating results.

Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

We may not be able to develop products that comply with applicable government regulations.

Our products must comply with government regulations. For example, in the United States, the Federal Communications Commission (FCC) regulates many aspects of communications devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to telephone networks and some states have adopted regulations applicable to our products. Radio frequency devices, which include our modems, must be approved under the above regulations by obtaining equipment authorization from the FCC prior to being offered for sale. Regulatory requirements in Canada, Europe, Asia and other jurisdictions must also be met. Additionally, we cannot anticipate the effect that changes in domestic or foreign government regulations may have on our ability to develop and sell products in the future. Failure to comply with existing or evolving government regulations or to obtain timely regulatory approvals or certificates for our products could materially adversely affect our business, financial condition and results of operations.

Item 2.    Properties

Our principal executive offices are located in San Diego, California where we sub-lease approximately 26,000 square feet under an arrangement that expires in December 2007. In Calgary, we lease approximately 42,000 square feet for our research and development organization under a lease that expires in September 2007, of which we have subleased 24,000 square feet for the duration of this lease. We also lease space in various geographic locations primarily for sales and support personnel or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial results.

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “NVTL.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported on Nasdaq, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
2004
First quarter	$22.70	$5.80
Second quarter	$28.60	$12.27
Third quarter	$26.75	$17.68
Fourth quarter	$27.07	$18.30

2003
First quarter	$1.33	$0.60
Second quarter	$4.00	$0.82
Third quarter	$7.45	$2.40
Fourth quarter	$7.00	$4.90

On March 4, 2005 the closing price per share of our common stock was $10.46, as reported by Nasdaq. We have only one class of common stock. At March 4, 2005 there were approximately 112 holders of record of our common stock. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. No cash dividends were declared or paid in 2004 on any shares of our capital stock.

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

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data presented below for each of the years ended December 31, 2004, 2003 and 2002, and the consolidated balance sheet data at December 31, 2004 and 2003 are derived from our Consolidated Financial Statements that have been included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and consolidated balance sheet data at December 31, 2002, 2001, and 2000 are derived from audited consolidated financial statements not included in this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue	$103,727	$33,815	$28,872	$43,643	$61,154
Cost of revenue	69,780	27,942	27,257	79,323	59,958

Gross margin (loss)	33,947	5,873	1,615	(35,680)	1,196

Operating expenses:
Research and development	10,625	6,118	13,723	21,904	13,918
Sales and marketing	4,739	2,693	4,956	13,301	18,681
General and administrative	5,138	4,068	8,287	14,206	16,641
Restructuring and impairment charges	—	828	2,650	7,050	—

Total operating expenses	20,502	13,707	29,616	56,461	49,240

Income (loss) from operations	13,445	(7,834)	(28,001)	(92,141)	(48,044)
Other income (expense), net	723	(3,804)	(317)	1,264	1,120

Net income (loss) before taxes	14,168	(11,638)	(28,318)	(90,877)	(46,924)
Provision for income taxes	349	—	—	—	—

Net income (loss)	$13,819	$(11,638)	$(28,318)	$(90,877)	$(46,924)
Net income (loss) applicable to common stockholders	$13,674	$(16,717)	$(53,481)	$(91,038)	$(50,776)

Net income (loss) per common share:
Basic	$0.57	$(2.14)	$(10.47)	$(25.11)	$(48.65)

Diluted	$0.48	$(2.14)	$(10.47)	$(25.11)	$(48.65)

Weighted average shares outstanding:
Basic	23,969,044	7,817,539	5,106,681	3,626,258	1,043,605
Diluted	28,863,361	7,817,539	5,106,681	3,626,258	1,043,605

	December 31,
	2004	2003	2002	2001	2000
		(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,486	$4,577	$1,676	$29,229	$66,826
Working capital (deficiency)	62,828	2,258	(2,143)	15,227	67,479
Total assets	116,323	24,421	24,047	59,909	110,824
Long-term obligations, net of current portion	—	—	38	4,171	205
Convertible and redeemable preferred stock	—	—	665	161	—
Stockholders’ equity	100,178	8,990	6,501	25,427	79,222

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

Overview and Background

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products includes 3G wireless PC card modems, embedded modems, ruggedized modems and communications software, which we sell principally to wireless network operators and to a lesser extent, distributors, original equipment manufacturers (OEMs), and vertical markets worldwide. We are currently developing Multimedia Application Consoles for wide area and local area networks. Through the integration of our hardware and software, our products are designed to operate on wireless networks throughout the world and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. We also offer software engineering, integration and design services to our customers to facilitate the use of our products.

During 2004, we reached profitability for the first time since our inception and recorded net income applicable to common stockholders for the year ending December 31, 2004 of $13.7 million. Historically, we have incurred substantial costs to develop our technology and products, and to recruit and train personnel for our product development and sales and marketing departments. In the past, our operating expenses have exceeded the revenue generated by our products and services. As a result, we incurred losses in each quarter since inception through the fourth quarter of 2003. As of December 31, 2004, we had an accumulated deficit of $233.5 million and working capital of $62.8 million.

Since our inception in 1996, we have been focused on the development and commercialization of technologies that allow for wireless access to data. We expanded our operations in advance of the launch of several new products in the late 1990s through 2001. Beginning in 2001, in response to the decline in the telecommunications industry, we implemented an operational and organizational restructuring to increase operating efficiency and conserve working capital. These restructuring activities included facility consolidations, reduction of employee staff, consultants and temporary labor and critical assessments of asset impairment and obsolete inventory. For 2003 and 2002, we incurred restructuring and impairment charges of approximately $800,000 and $2.7 million, respectively. No restructuring and impairment charges were incurred during 2004.

Beginning in early 2003, we also aggressively pursued the development of innovative 3G products, refocused our research and development efforts on sales driven customer needs and focused our sales, marketing and distribution efforts on large wireless operators and related companies.

These efforts have contributed to an increase in our gross margin from a negative $35.7 million for 2001 to a positive gross margin of $33.9 million for 2004, and an improvement in our gross margin percentage from negative 81.7% in 2001 to positive 32.7% for the year ended December 31, 2004. We also reduced our operating loss from $28.0 million for 2002 to an operating loss of $7.8 million for 2003 and recorded operating income of $13.4 million for 2004.

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

Revenue.    We believe that our revenue growth will be influenced largely by the speed and breadth of the increase in demand for wireless access to data through the use of next generation networks including demand for 3G products and 3G data access services, particularly in Europe, North America and Asia, customer acceptance for our new products that address these markets, and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	demand for broadband access services and networks;

•	use of the Internet;

•	rate of change to new products;

•	loss of significant customers;

•	drop in demand for CDMA, EVDO and UMTS products; and

•	change in technologies.

We began shipping our first 3G products in December 2003. We have shipped three new 3G products since then and anticipate introducing additional 3G products during 2005. In the future, we may enter into customer contracts for development services, but not at significant levels in relation to total revenue. Certain end customers have purchased our products through our strategic relationships with Lucent Technologies.

Cost of Revenue.    We currently outsource our manufacturing operations on various products to LG Innotek, Celestica and commencing in 2005, to SerComm. All costs associated with these manufacturers are included in our cost of revenue. Cost of revenue also includes warranty costs, amortization of intangible licenses, royalty payments based on a percentage of revenue, operations group expenses, costs related to development services and costs related to inventory adjustments, including write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. During 2003 and 2002, we recorded inventory write-downs of $2.0 million and $2.5 million, respectively, due to the decrease in demand for certain of our products. We expect to continue to outsource our manufacturing operations, and as our business grows we expect our manufacturing activity to increase.

Operating Expenses.    Many of our products target wireless operators and other customers in Europe, North America and Asia. If these markets continue to grow, we will likely develop new products to serve these markets, resulting in increased research and development expenses associated with such new product development. We have in the past and expect to continue in future periods to incur these expenses in periods prior to recognizing revenue from these contracts. In addition, the portion of our revenue derived from international sales has increased, requiring an expansion of our sales and marketing efforts and logistics support in these markets. The accounting for stock options beginning in the third quarter of 2005 will require us to use the fair value method to account for all stock based compensation pursuant to SFAS No. 123 (R), which will significantly increase our operating expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include revenue recognition, inventory valuation, allowance for doubtful accounts receivable, useful lives, valuation of intangible and long-lived assets, the use of option pricing models to establish values of equity instruments, the valuation of long-lived assets and estimates for costs recorded in restructuring and royalty accruals.

Revenue Recognition.    Our revenue is generated from the sale of our broadband wireless access solutions principally to wireless operators and to a lesser extent, to OEM customers and distributors. Revenue from product sales is recognized upon the later of transfer of title or shipment of the product to the customer. For product sales with acceptance provisions, revenue is recognized at such time that the acceptance provisions are satisfied. We record deferred revenue for cash payments received from customers in advance of product shipments. We establish reserves for estimated product returns allowance in the period in which revenue is recognized. In estimating our future product returns, we consider various relevant factors, including our stated return policies and practices and our historical trends.

For our fixed price development services contracts, we recognize revenue as services are rendered using labor costs as an input measure. If the contract includes milestones, we do not recognize revenue until the milestone criteria are met. Total estimated costs are based on management’s assessment of costs to complete the project including periodic assessments of the progress achieved and the costs expended to date. To the extent that our estimated costs materially change, our revenue and profit recorded under the associated contract is adjusted accordingly. If total costs of completion are estimated to exceed the contract value, a loss is recognized in the period the loss is identified.

During 2003, we amended a joint development agreement containing multiple elements with one of our customers including development services and product shipments. Accordingly, we have separated the deliverables into units of accounting and allocated arrangement consideration to these deliverables in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In accordance with EITF Issue No. 00-21, $6.2 million in cash payments received in 2003 was deferred and is being recognized as revenue when products are shipped or as development services are performed. During 2004, we recognized approximately $5.7 million of this deferred revenue, with the remaining $500,000 expected to be recognized during the first half of 2005.

Allowance for Doubtful Accounts.    We provide an allowance against our receivables for estimated losses that may result from our customers’ inability to pay. We determine the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, and changes in customer payment cycles and our customer’s credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance. To minimize the likelihood of uncollectibility, we review our customers’ credit-worthiness periodically based on independent credit reporting services, our experience with our customers and the economic condition of our customers’ industries. Material differences may result in the amount and timing of expense for any period if we were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required. We have not experienced significant variances in the past between our estimated and actual doubtful accounts and anticipate that we will be able to continue to make reasonable estimates in the future.

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

Warranty Costs.    We accrue warranty costs based on estimates of future warranty related repairs or rework of products. Our warranty policy generally provides one-year or two-year coverage for products following the date of purchase. Our policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. In estimating our future warranty obligations we consider various relevant factors, including the historical frequency of claims and the cost to replace or repair products under warranty. We have not experienced significant variances in the past between our estimated and actual warranty costs. We have not experienced significant warranty expenses to date. Future expenses could be different, depending on the quality of our product design and manufacturing quality.

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

Royalty Costs.    We have license agreements which commit us to royalty payments generally based on a percentage of the sales of our products using certain technologies. We recognize royalty obligations in accordance with terms of the respective royalty agreements. We have accrued for royalty costs where agreements have not been finalized using our current best estimate of our obligation. These estimates are based on various market data information and other relevant information. When the agreements are finalized, we will revise our estimates accordingly.

Income Taxes.    We recognize Federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax authorities. We also recognize Federal, state and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carry forwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. As of December 31, 2004, a valuation allowance of $67.5 million had been recorded to reduce our deferred tax assets (see Note 8 to the consolidated financial statements).

Results of Operations

The following table sets forth our consolidated statements of operations expressed as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(as a percent of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	67.3	82.6	94.4

Gross margin	32.7	17.4	5.6

Operating expenses:
Research and development	10.2	18.2	47.5
Sales and marketing	4.5	8.0	17.2
General and administrative	5.0	12.0	28.7
Restructuring and impairment charges	—	2.4	9.2

Total operating expenses	19.7	40.6	102.6

Income (loss) from operations	13.0	(23.2)	(97.0)

Interest income	0.8	0.1	1.0
Interest expense	(0.1)	(11.6)	(1.9)
Other, net	(0.1)	0.3	—

Net income (loss) before income taxes	13.6	(34.4)	(97.9)
Provision for income taxes	0.3	—	—

Net income (loss)	13.3%	(34.4)%	(97.9)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue.    Revenue for the year ended December 31, 2004 increased $69.9 million, or 207%, to $103.7 million compared to $33.8 million for the same period in 2003. The overall increase in product sales of approximately $71.3 million was attributable primarily to higher sales volume resulting from our introduction of new products and the increased demand for wireless products and wireless access services during 2004. Revenue recognized for development services decreased by $1.4 million, or 26%, to $4.0 million during the 2004 as compared to $5.4 million for the same period in 2003. We do not expect development services revenue to represent a significant percentage of total revenue in the foreseeable future.

Cost of revenue.    Cost of revenue for the year ended December 31, 2004 increased $41.8 million, or 150%, to $69.8 million compared to $27.9 million for the same period in 2003. The increase in cost of revenue was attributable to a $35.2 million increase in product shipment costs, an increase in royalty costs of approximately $6.8 million, an increase in manufacturing overhead and warranty costs of approximately $2.1 million and an increase in amortization of software licenses of approximately $1.0 million. The increases noted are due to higher sales volumes discussed above. Cost of revenue for the year ended December 31, 2003 includes an inventory charge of $2.0 million for excess and obsolete inventory, primarily due to products that are no longer being manufactured. Cost of revenue related to products increased due to the increase in the demand for our products as described above in Revenue. Total cost of revenue for development services during 2004 and 2003 amounted to $2.9 million and $4.3 million, respectively.

Gross margin.    Gross margin for the year ended December 31, 2004 increased by $28.0 million to $33.9 million compared to $5.9 million for the same period in 2003. The increase was primarily attributable to the increase in sales of products with higher margin and an increase in margin on development services revenue discussed above. Gross margin as a percent of revenue increased to 32.7% for the year ended December 31, 2004 compared to 17.4% for same period in 2003. The increase in gross margin as a percentage of revenue was primarily attributable to sales of products with higher margin in 2004 as compared to 2003.

Research and development expenses.    Our research and development expenses for the year ended December 31, 2004 increased $4.5 million, or 74%, to $10.6 million compared to $6.1 million for the same period in 2003. The increase was primarily attributable to an increase of approximately $1.9 million in research supplies and expendable equipment due to increased product development activities in 2004 as compared to 2003, $1.7 million was attributable to increases in salary and related expenses due to additional headcount during 2004 as compared to 2003, an increase in outside consulting services and travel costs of approximately $1.3 million. In addition, research and development expenses increased by $500,000 as a result of the reassignment of research and development personnel from customer funded development contracts to internal research and development projects during 2004 as compared to 2003. These increases were offset by decreases in depreciation, facility and overhead costs of approximately $1.1 million, primarily due to an increase in the number of assets that became fully depreciated near the end of 2003 and in the first quarter of 2004.

Sales and marketing expenses.    Sales and marketing expenses for the year ended December 31, 2004 increased $2.0 million, or 76%, to $4.7 million compared to $2.7 million for the same period in 2003. The increase was primarily a result of an increase in sales and marketing efforts, which included hiring new personnel during 2004 to expand our European sales team, which increased salary and related expenses by approximately $1.5 million and an increase in travel costs of approximately $400,000.

General and administrative expenses.    General and administrative expenses for the year ended December 31, 2004 increased approximately $1.0 million, or 26%, to $5.1 million compared to $4.1 million for the same period in 2003. The increase was primarily attributable to an increase in professional fees of approximately $1.0 million due largely to costs associated with complying with the requirements of The Sarbanes-Oxley Act of 2002 as well as fees associated with the ongoing tax work in evaluating the ability to utilize our net operating losses, an increase in salary and related expenses of approximately $500,000 due to additional headcount during 2004 as compared to 2003 and an increase in facility overhead costs of approximately $200,000. These increases were offset by a decrease in the amortization of deferred compensation costs of approximately $400,000, due to the deferred compensation balance becoming fully amortized during 2004 and a decrease in depreciation costs of approximately $400,000 primarily due to an increase in the number of assets that became fully depreciated during 2003 and 2004.

Restructuring and impairment charges.    Restructuring and impairment charges for the year ended December 31, 2003 were approximately $800,000 and were primarily comprised of facility costs of approximately $500,000 and employee severance payments and other employee related termination expenses of approximately $300,000 associated with our restructuring plan. All remaining employee severances were paid out during 2003. Cash payments for facility consolidations are expected to be paid out ratably through September 2007. There were no such charges incurred for the year ended December 31, 2004.

Interest income and expense.    Interest income increased by approximately $900,000 for the year ended December 31, 2004 compared to the same period in 2003. The increase was due to the increase in the cash and marketable securities balances 2004 as compared to the same period in 2003. Interest expense of $3.9 million for 2003 relates primarily to non-cash charges of $3.7 million for the accretion of imputed value assigned to the beneficial conversion feature on previously outstanding convertible notes payable and interest charges on our bank line of credit.

Provision for income taxes.    Provision for income taxes for 2004 represents Federal and state taxes. The provision for income taxes was approximately $349,000 for 2004. Our estimated effective tax rate used for 2004 was 2.5%. The difference between the Federal and state statutory rate of 36% and our effective tax rate is due primarily to the change in the valuation allowance on our net operating loss carryforwards in 2004 and research and development credits generated in 2004.

Net income (loss).    For the year ended December 31, 2004, the Company reported net income applicable to common stockholders of $13.7 million as compared a net loss of $16.7 million for the same period in 2003.

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

Cost of revenue.    Cost of revenue for 2003 increased $700,000, or 2.5%, to $27.9 million compared to $27.3 million for 2002. The increase in cost of revenue was attributable to a $2.8 million increase in costs associated with development services and an increase in product royalty costs of approximately $1.2 million, offset by a decrease in manufacturing overhead costs of approximately $1.7 million, a decrease in cost of product sales of approximately $700,000, a decrease in charges for excess and obsolete inventory of approximately $500,000 and a decrease in the amortization of deferred stock compensation included in manufacturing overhead costs of approximately $300,000. Cost of revenue related to products increased as we sold more products, but our costs of revenue increased at a lower rate than our revenue due to our reduced manufacturing costs. Total cost of revenue for development services during 2003 and 2002 amounted to $4.3 million and $1.4 million, respectively.

Gross margin.    Gross margin for 2003 increased by $4.3 million, to $5.9 million compared to $1.6 million for 2002. The increase was primarily attributable to the increase in sales of products with higher margin, an increase in margin on development services revenue and the decrease in manufacturing overhead costs discussed above. Gross margin as a percent of revenue increased to 17.4% for 2003 compared to 5.6% for 2002. The increase in gross margin as a percentage of revenue was primarily attributable to sales of products with higher margin in 2003 as compared to 2002 and higher margin on development services revenue.

Research and development expenses.    Our research and development expenses for 2003 decreased $7.6 million, or 55.4%, to $6.1 million compared to $13.7 million for 2002. The decrease primarily was attributable to a reduction in research and development personnel, resulting in decreases in salary and related expenses of approximately $2.0 million, outside consulting services of approximately $1.0 million, and supplies and equipment, travel and overhead of approximately $2.0 million, in the aggregate. Additionally, amortization of deferred stock compensation included in research and development expenses decreased by approximately $200,000. The remaining decrease of approximately $2.3 million was attributable to the reassignment of research and development personnel to customer funded development contracts. Accordingly, $2.3 million is included in cost of revenue for 2003.

Sales and marketing expenses.    Sales and marketing expenses for 2003 decreased $2.3 million, or 45.7%, to $2.7 million compared to $5.0 million for 2002. The decrease was a result of a reduction in sales and marketing personnel during 2003, which reduced salary and related expenses by approximately $700,000. The decrease in personnel also resulted in related cost savings of $1.0 million attributable to a reduction in travel, equipment, consulting and other outside services and overhead and a $200,000 decrease in the amortization of deferred stock compensation included in sales and marketing expenses. Additionally, advertising and marketing costs were reduced by approximately $400,000.

General and administrative expenses.    General and administrative expenses for 2003 decreased $4.2 million, or 50.9%, to $4.1 million compared to $8.3 million for 2002. The decrease was primarily attributable to a decrease in amortization of deferred stock compensation included in general and administrative expenses of approximately $2.1 million, a decrease in professional and outside consultant fees of approximately $1.5 million and a reduction in personnel, resulting in a decrease of approximately $600,000 primarily attributable to salary and related expenses, travel and overhead.

Restructuring and impairment charges.    Restructuring and impairment charges for 2003 were $800,000 compared to $2.7 million for 2002. The 2003 charges were comprised of severance payments and other related termination expenses of $300,000 and facility consolidation and lease obligation costs of approximately $500,000. The costs for 2002 were comprised of severance and termination expenses of $800,000, facility consolidation and lease obligation costs of approximately $1.0 million and write-offs related to asset impairments of approximately $1.2 million. All employee severances were paid out during 2003. Cash payments for facility consolidations are expected to be paid out ratably through September 2007.

Interest income.    Interest income for 2003 decreased by approximately $177,000, or 80.0%, to $44,000 compared to $221,000 for 2002. The decrease was primarily due to a reduction in the average cash balances during the year.

Interest expense, net.    Interest expense increased by $3.4 million to $3.9 million compared to $500,000 for 2002. The increase was attributable to interest of $3.7 million associated with the convertible notes issued and converted in 2003, net of a decrease in bank finance charges and interest on capital leases. The interest expense associated with the convertible notes was a result of the proceeds of the convertible notes allocated to the beneficial conversion feature and related warrants. Because all the convertible notes were converted into Series B preferred stock during 2003, we recognized interest expense equal to the remaining value of the beneficial conversion feature and related warrants, which otherwise would have been ratably accreted over the term of the notes.

Net loss.    The net loss for 2003 decreased $16.7 million, or 59.0%, to $11.6 million compared to $28.3 million for 2002 for the reasons stated above.

Liquidity and Capital Resources

During the 2004, we reached profitability for the first time since our inception and recorded net income applicable to common shareholders of $13.7 million for the fiscal year ended December 31, 2004. We had previously incurred significant costs to develop our technologies and products, which exceeded total revenue. As a result, we had incurred losses in each year since inception through the end of 2003. As of December 31, 2004, we had an accumulated deficit of $233.5 million and working capital of $62.8 million.

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

During 2004, we received aggregate proceeds of approximately $8.6 million in connection with the issuance of 3,646,512 shares of common stock upon the exercise of certain outstanding warrants and stock options.

Historical Cash Flows

Net cash provided by operating activities.    Net cash provided by operating activities increased by $6.0 million to approximately $5.6 million for 2004 compared to net cash used in operating activities of approximately $400,000 for 2003. This increase was primarily attributable to $13.8 million net income recorded for the fiscal year ended December 31, 2004, compared to our net loss from $11.6 million in 2003. The 2004 net income includes $3.7 million of depreciation and amortization expenses. The increase was also attributable to an increase in accrued expenses of $6.8 million, offset by an increase in our inventory balance of $7.4 million, a decrease in our deferred revenue balance of $5.7 million and an increase in our accounts receivable balance of $5.1 million. The increase in our accounts receivable and inventory balances are primarily due to the growth of our business and the expected increased demand for our product.

Net cash used in investing activities.    Net cash used in investing activities for 2004 was approximately $69.2 million compared to $300,000 used in investing activities in 2003. The cash used in investing activities in 2004 was primarily due to the net purchases of marketable securities of $65.1 million, purchases of property and equipment of $2.4 million and purchases of licensed technologies of $1.8 million. The cash used in investing activities in 2003 is primarily due to the purchases of licensed technologies.

Net cash provided from financing activities.    Net cash provided by financing activities for 2004 was $76.1 million, compared to $3.0 million during the same period in 2003. The cash provided from financing activities in 2004 was due to the net proceeds of $61.0 million received from a secondary offering equity transaction that was completed in May 2004, $7.5 million from the January 2004 issuance of common stock and proceeds from the exercise of common stock options and warrants of $8.6 million, offset by capital lease obligation payments of approximately $1.1 million. Cash provided by financing activities in 2003 was $3.0 million which was due to net proceeds of $2.8 million received from the exercise of common stock options and warrants, $1.5 million of net proceeds from the issuance of Series B convertible preferred stock and $1.1 million of net proceeds received on the issuance of convertible notes payable.

Current Sources of Capital and Liquidity

As of December 31, 2004, we had working capital of $62.8 million and approximately $81.2 million in cash and cash equivalents and marketable securities.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at December 31, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by Fiscal Year
	2005	2006	2007	2008	Total
Capital lease and other obligations	$1,127,000	$—	$—	$—	$1,127,000
Operating leases	1,322,000	1,452,000	1,153,000	2,000	3,929,000
Committed purchase orders	37,227,000	—	—	—	37,227,000

Total contractual cash obligations	$39,676,000	$1,452,000	$1,153,000	$2,000	$42,283,000

Other Liquidity Needs

During the next twelve months we plan to incur approximately $5.0 million to $7.0 million for the acquisition of additional software licenses and for capital expenditures. In addition, certain of our operating leases related to consolidated facilities obligate us to pay an aggregate of approximately $3.0 million, net of sublease income, over the next 36 months. This obligation is included in the operating lease commitment in the above table.

We believe that our available cash reserves together with our budgeted operating cash flows, will be sufficient to fund operations, including the continued expansion of our sales and marketing team, the further development of our new products and the related increase in our general and administrative expenses, and to satisfy our working capital requirements and anticipated capital expenditures for the next twelve months. We expect that our significant source of funds in the future will be our operating cash flow. Our future revenue is dependent on us fulfilling our commitments in accordance with agreements with a small number of major customers. Our liquidity could be impaired if there is any interruption to our business operations, a material failure to satisfy these contractual commitments or a failure to generate additional revenue from new or existing products.

Backlog

We believe that backlog is not a meaningful indicator of our future business prospects due to the large volume of products delivered to wireless operators, who in turn sell our products to their customers, and our dependency on evolving wireless network standards. Therefore, we believe that backlog information is not relevant to an understanding of our overall business.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share Based Payment (SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). This statement supersedes APB Opinion 25, Accounting for Stock Issued to Employees (APB 25), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements for SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits companies to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. We currently utilize the Black-Scholes model to measure the fair value of stock options granted to employees under the pro forma disclosure requirements of SFAS 123. While SFAS 123R permits companies to continue to use such model, it also permits the use of a “lattice” model. We have not yet determined which method or model we will use to record and measure the fair value of employee stock options under the adoption for SFAS 123R. The new standard is effective for periods beginning after June 15, 2005, and we expect to adopt SFAS 123R on July 1, 2005.

We currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of our common stock on the date of the grant. Accordingly, the adoption of SFAS 123R’s fair value method is expected to result in significant non-cash charges which will increase our reported cost of sales and operating expenses, however, it will have no impact on our cash flows. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future and the model we choose to use. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) in Note 1 to the consolidated financial statements.

In November 2004, the FASB released revised FASB Statement No. 151 (SFAS 151), “Inventory Costs - an amendment of ARB No. 43.” The new standard requires amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. We are currently evaluating the adoption of SFAS 151 but do not expect that it will have a material impact on our financial position, results of operations, or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At December 31, 2004, we had $81.2 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $16.5 million of our cash and cash equivalents at December 31, 2004, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $64.7 million of our investments by approximately $0.6 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our Consolidated Statements of Operations until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

Foreign Currency Exchange Rate Risk

Substantially all of our sales through December 31, 2004 have been denominated in U.S. dollars. As a result, we have not experienced any significant foreign currency gains or losses related to our revenues.

During the fourth quarter of fiscal 2004, we entered into sales transactions denominated in Euros. In order to hedge against the short-term impact of foreign currency fluctuations on our receivable balances we have entered into a forward foreign exchange contract. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe this financial instrument does not subject us to speculative risk that would otherwise result from changes in currency exchange rates. If foreign currency rates were to fluctuate by 10% from rates at December 31, 2004, our financial position, results of operations and cash flows would not be materially affected. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

All of our outstanding foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. As of December 31, 2004 the total amount of outstanding forward contracts amounted to 1.5 million Euros. For the fiscal year ended December 31, 2004, we recorded an unrealized loss of $132,000 on our forward contracts.

For the fiscal year ended December 31, 2004, we had a foreign currency loss of $65,000 recorded in other income and expense related to our restructuring accrual denominated in Canadian dollars. Revenues generated outside the United States (denominated in U.S. dollars), as a percentage of total revenues were 76.0% for the fiscal year ended December 31, 2004 and 23.1% for the same period in 2003. Fluctuations in foreign exchange rates could impact future operating results.

Item 8.    Financial Statements and Supplementary Data

The index to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm appears in Part IV of this Form 10-K.

Item 9.    Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

There have been no disagreements with our independent registered public accounting firm on accounting and financial disclosures.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, including internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. For example, a company’s operations may change over time, such as the result of new or discontinued lines of business and management must periodically modify a company’s internal controls and procedures to timely match these changes in its business. And, in the end, all controls and procedures are necessarily subject to the judgment of management in evaluating the design and cost benefit relationship of possible controls and procedures, and the judgment of company personnel in their application.

As of December 31, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Report on Internal Control over Financial Reporting

The management of Novatel Wireless, Inc. (“Novatel Wireless”) is responsible for establishing and maintaining adequate internal control over financial reporting. Novatel Wireless’ internal control over financial reporting is a process designed under the supervision of Novatel Wireless’ chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Novatel Wireless’ financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2004, management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of Novatel Wireless’ internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that Novatel Wireless maintained effective internal control over financial reporting as of December 31, 2004.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Novatel Wireless included in this Annual Report on Form 10-K, has issued a report on management’s assessment of the effectiveness of Novatel Wireless’ internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of Novatel Wireless’ internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Controls: There have been no significant changes in our internal control over financial reporting or identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting as of December 31, 2004, that Novatel Wireless, Inc. and subsidiaries (Novatel Wireless) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Novatel Wireless’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Novatel Wireless maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Novatel Wireless maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novatel Wireless, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California

March 15, 2005

Item 9B.    Other Information

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

(a)  Identification of Directors.    The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

(b)  Identification of Executive Officers.    The information under the caption “Certain Information with Request to Executive Officers,” appearing in the Proxy Statement to be filed for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

(c)  Compliance with Section 16(a) of the Exchange Act.    The information under the caption “Compliance with Federal Securities Laws,” appearing in the Proxy Statement to be filed for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.    Executive Compensation

The information under the heading “Executive Compensation and Other Information” appearing in the Proxy Statement to be filed for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Principal Stockholders” appearing in the Proxy Statement to be filed for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information under the heading “Certain Relationships and Related Transactions,” appearing in the Proxy Statement to be filed for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information under the heading “Principal Accounting Fees and Services,” appearing in the Proxy Statement to be filed for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  1. Index to Consolidated Financial Statements

See Index to Consolidated Financial Statements and financial statement schedules.

(a)  2. Index to Financial Statement Schedules

The following Financial Statement Schedules for the years ended December 31, 2004, 2003 and 2002 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.

Schedule	Page
Schedule II—Valuation and Qualifying Accounts	II-1

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(a)  3. Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.5	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and some of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and some of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.4	Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed January 18, 2002).

Exhibit Number	Description

4.5	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed January 18, 2002).

4.6	Form of Preferred Stock and Warrant Purchase Agreement entered into in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 18, 2002).

4.7	Warrant to Purchase Stock, issued in connection with the Company’s facility with Silicon Valley Bank (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended).

4.8	Form of Common Stock Purchase Warrant issued in connection with the Company’s 1999 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended).

4.9	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series C Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended).

4.10	Form of Common Stock Purchase Warrant issued in connection with the Company’s Debenture Financing (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended).

4.11	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series D Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended).

4.12	Registration Rights Agreement dated as of September 12, 2002 by and among the Company and some of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.13	Form of Common Stock Purchase Warrant issued in connection with the Company’s September 2002 Financing Transaction (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.14	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.15	Form of Secured Convertible Subordinated Note issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.16	Form of Secured Convertible Subordinated Note issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.17	Form of Common Stock Purchase Warrant issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.18	Form of Security Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.19	Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

Exhibit Number	Description

4.20	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report to Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.21	Registration Rights Agreement entered into in connection with the Company’s January 2004 Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report to Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.22	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Financing Transaction (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1	1997 Employee Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.2	2000 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

10.3	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.4	Form of Indemnification Agreement by and between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.5	Form of Management Retention Agreement by and between the Company and certain of its executive officers (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

21	Subsidiaries of Novatel Wireless, Inc.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (See signature page).

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

Current report on Form 8-K, filed pursuant to Items 7 and 9 on January 19, 2005, announcing the appointment of Dr. John Davis to Novatel’s board of directors.

Current report on Form 8-K, furnished pursuant to Items 7 and 9 on February 10, 2005, announcing financial results for the fourth quarter of 2004 and included in the press release related thereto.

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

Date: March 15, 2005	NOVATEL WIRELESS, INC.

	By:	/s/ PETER V. LEPARULO
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

Signature	Title	Date

/s/ PETER V. LEPARULO Peter V. Leparulo	Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2005

/s/ DAN L. HALVORSON Dan L. Halvorson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2005

/s/ JOHN H. DAVIS John H. Davis	Director	March 15, 2005

/s/ ROBERT H. GETZ Robert H. Getz	Director	March 15, 2005

/s/ PENG K. LIM Peng K. Lim	Director	March 15, 2005

/s/ DANIEL E. PITTARD Daniel E. Pittard	Director	March 15, 2005

/s/ HORST J. PUDWILL Horst J. Pudwill	Director	March 15, 2005

/s/ MARK S. ROSSI Mark S. Rossi	Director	March 15, 2005

/s/ DAVID A. WERNER David A. Werner	Director	March 15, 2005

S-1

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$16,486,000	$3,942,000
Restricted cash	—	635,000
Marketable securities	36,591,000	—
Accounts receivable, net of allowance for doubtful accounts of $105,000 in 2004 and $311,000 in 2003	14,061,000	8,986,000
Accounts receivable—related parties (Note 11)	—	399,000
Inventories	9,653,000	2,349,000
Prepaid expenses and other	2,182,000	1,378,000

Total current assets	78,973,000	17,689,000

Property and equipment, net	4,476,000	1,915,000
Marketable securities	28,144,000	—
Intangible assets, net	4,620,000	4,629,000
Other assets	110,000	188,000

	$116,323,000	$24,421,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,952,000	$6,730,000
Accrued expenses	7,962,000	1,179,000
Restructuring accrual	573,000	1,222,000
Deferred revenues	531,000	6,218,000
Current portion of capital lease obligations	1,127,000	82,000

Total current liabilities	16,145,000	15,431,000

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, par value $.001, 2,000,000 shares authorized:
Convertible Series A preferred stock amended in 2003, 0 and 1,025 shares issued and outstanding at December 31, 2004 and 2003	—	—
Convertible Series B preferred stock, 0 and 4,703 shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, par value $.001, 50,000,000 shares authorized, 28,944,409 and 12,737,640 shares issued and outstanding at December 31, 2004 and 2003	29,000	13,000
Additional paid-in capital	333,945,000	256,253,000
Accumulated other comprehensive loss	(336,000)	—
Deferred stock compensation	—	(142,000)
Accumulated deficit	(233,460,000)	(247,134,000)

Total stockholders’ equity	100,178,000	8,990,000

	$116,323,000	$24,421,000

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
Revenue	$103,319,000	$33,052,000	$28,825,000
Revenue—related parties (Note 11)	408,000	763,000	47,000

Total revenue	103,727,000	33,815,000	28,872,000

Cost of revenue	69,390,000	27,302,000	27,225,000
Cost of revenue—related parties	390,000	640,000	32,000

Total cost of revenue	69,780,000	27,942,000	27,257,000

Gross margin	33,947,000	5,873,000	1,615,000

Operating costs and expenses:
Research and development	10,625,000	6,118,000	13,723,000
Sales and marketing	4,739,000	2,693,000	4,956,000
General and administrative	5,138,000	4,068,000	8,287,000
Restructuring and impairment charges	—	828,000	2,650,000

Total operating costs and expenses	20,502,000	13,707,000	29,616,000

Operating income (loss)	13,445,000	(7,834,000)	(28,001,000)
Other income (expense):
Interest income	927,000	44,000	221,000
Interest expense	(56,000)	(3,939,000)	(538,000)
Other income (expense), net	(148,000)	91,000	—

Net income (loss) before taxes	$14,168,000	$(11,638,000)	$(28,318,000)
Provision for income taxes (Note 8)	349,000	—	—

Net income (loss)	13,819,000	(11,638,000)	(28,318,000)
Accretion of dividends and beneficial conversion features pertaining to preferred stock	(145,000)	(5,079,000)	(25,163,000)

Net income (loss) applicable to common stockholders	$13,674,000	$(16,717,000)	$(53,481,000)

Per share data:
Net income (loss) per common share:
Basic	$0.57	$(2.14)	$(10.47)
Diluted	$0.48	$(2.14)	$(10.47)

Weighted average shares used in computation of basic and diluted net income (loss) per common share:
Basic	23,969,044	7,817,539	5,106,681
Diluted	28,863,361	7,817,539	5,106,681

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive income/(loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2002			$3,642,917	$4,000	$208,700,000	$(6,341,000)	$(176,936,000)	$	$25,427,000
Shares issued under the Sanmina settlement agreement			333,333		5,400,000				5,400,000
Shares repurchased under the Sanmina settlement agreement			(133,333)		(1,600,000)				(1,600,000)
Exercise of stock options and warrants			18,268		239,000				239,000
Deferred compensation adjustment for stock options cancelled					(1,056,000)	1,056,000
Amortization of deferred compensation						3,556,000			3,556,000
Shares issued under employee stock purchase plan			23,127		135,000				135,000
Accretion of dividends on Series A convertible and redeemable preferred stock							(1,132,000)		(1,132,000)
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants							(22,656,000)		(22,656,000)
Amortization of offering costs for Series A convertible and redeemable preferred stock							(1,375,000)		(1,375,000)
Conversion of Series A convertible and redeemable preferred stock into shares of common stock			2,114,848	2,000	24,425,000				24,427,000
Issuance of common stock, net of issuance costs			985,663	1,000	2,397,000				2,398,000
Net loss							(28,318,000)		(28,318,000)

Balance, December 31, 2002			6,984,823	7,000	238,640,000	(1,729,000)	(230,417,000)		6,501,000
Exercise of stock options and warrants			2,408,489	3,000	2,791,000				2,794,000
Deferred compensation adjustment for stock options cancelled					(849,000)	849,000

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive income/(loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Amortization of deferred compensation						738,000			738,000
Shares issued under employee stock purchase plan			16,372		15,000				15,000
Accretion of dividends on Series A convertible and redeemable preferred stock (from January 1, 2003 through May 9, 2003)							(97,000)		(97,000)
Accretion of dividends on Series A preferred stock (from May 10, 2003 through December 31, 2003)					67,000		(67,000)
Accretion of imputed value assigned to the beneficial conversion on Series A convertible and redeemable preferred stock and related common stock warrants upon termination of redemption feature							(2,962,000)		(2,962,000)
Amortization of offering costs for Series A convertible and redeemable preferred stock							(177,000)		(177,000)
Reclassification of convertible and redeemable Series A preferred stock as amended on May 9, 2003	3,675				3,900,000				3,900,000
Conversion of Series A preferred stock into shares of common stock	(2,650)		253,299
Conversion of secured subordinated convertible promissory notes into shares of Series B preferred stock	4,721				4,721,000				4,721,000
Issuance of Series B preferred stock, net of issuance costs	2,050				1,522,000				1,522,000
Imputed value of beneficial conversion feature relating to the issuance of convertible notes payable					3,594,000				3,594,000
Warrants issued in connection with convertible notes payable					79,000				79,000

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit	Accumulated Other Comprehensive income/(loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Imputed value of beneficial conversion feature relating to the issuance of Series B preferred stock					1,581,000			(1,581,000)
Conversion of Series B preferred stock into shares of common stock	(2,068)		3,074,657	3,000	(3,000)
Accretion of dividends on Series B preferred stock					195,000			(195,000)
Net loss								(11,638,000)		(11,638,000)

Balance, December 31, 2003	5,728		12,737,640	13,000	256,253,000		(142,000)	(247,134,000)		8,990,000
Exercise of stock options and warrants			3,646,512	4,000	8,578,000					8,582,000
Tax benefit from exercise of stock options					349,000					349,000
Amortization of deferred compensation							142,000			142,000
Shares issued under employee stock purchase plan			5,717		89,000					89,000
Accretion of dividends on Series A preferred stock					18,000			(18,000)
Conversion of Series A preferred stock into shares of common stock	(1,025)		102,558
Conversion of Series B preferred stock into shares of common stock	(4,703)		7,059,127	7,000	(7,000)
Accretion of dividends on Series B preferred stock					127,000			(127,000)
Issuance of common stock, net of offering costs			5,392,855	5,000	68,538,000					68,543,000
Unrealized loss on marketable securities									(336,000)	(336,000)
Net income								13,819,000		13,819,000

Balance, December 31, 2004			$28,944,409	$29,000	$333,945,000	$		$(233,460,000)	$(336,000)	$100,178,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$13,819,000	$(11,638,000)	$(28,318,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,655,000	3,689,000	4,615,000
Provision for bad debt		148,000	39,000
Inventory write-offs	131,000	1,960,000	2,506,000
Asset impairments			870,000
(Gain) loss on sale of property and equipment	80,000	(309,000)
Accretion of interest expense on convertible notes		3,715,000
Amortization of deferred compensation for stock options issued below fair value	142,000	738,000	3,556,000
Warrants issued in connection with convertible notes		79,000
Non-cash income tax expense	349,000
Amortization of deferred financing costs in conjunction with line of credit			328,000
Changes in assets and liabilities:
Restricted cash	635,000	(530,000)	(5,000)
Accounts receivable	(5,075,000)	(2,197,000)	(270,000)
Accounts receivable—related parties	399,000	(123,000)	502,000
Inventories	(7,435,000)	(59,000)	(286,000)
Prepaid expenses and other assets	(726,000)	(208,000)	305,000
Accounts payable	(778,000)	(189,000)	(5,402,000)
Accrued expenses	6,783,000	(87,000)	(1,327,000)
Inventory purchase commitment		(478,000)	(6,366,000)
Restructuring accrual	(649,000)	(109,000)	(101,000)
Deferred revenues	(5,687,000)	5,241,000	641,000

Net cash provided by (used in) operating activities	5,643,000	(357,000)	(28,713,000)

Cash flows from investing activities:
Purchases of property and equipment	(2,378,000)	(225,000)	(198,000)
Proceeds from sale of property and equipment	31,000	321,000
Purchases of licensed technologies	(1,820,000)	(395,000)
Purchases of short-term securities	(35,687,000)
Short-term securities maturities/sales	10,718,000
Purchases long-term securities	(40,102,000)
Capitalized software development costs			(102,000)

Net cash used in investing activities	(69,238,000)	(299,000)	(300,000)

Cash flows from financing activities:
Proceeds from / (payments on) line of credit		(2,234,000)	674,000
Offering costs for convertible and redeemable Series A preferred stock			(232,000)

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2004	2003	2002
Net proceeds from issuance of Series B convertible preferred stock		1,522,000
Proceeds from exercise of stock options and warrants	8,582,000	2,793,000	239,000
Proceeds from shares issued under the employee stock purchase plan	89,000	15,000	135,000
Repurchase of common stock under Sanmina Settlement Agreement			(1,600,000)
Net proceeds from the issuance of common stock	68,543,000		2,398,000
Net proceeds from the issuance of convertible notes payable		1,095,000
Payments under capital lease obligation	(1,075,000)	(164,000)	(159,000)

Net cash provided by financing activities	76,139,000	3,027,000	1,455,000

Net increase (decrease) in cash and cash equivalents	12,544,000	2,371,000	(27,558,000)
Cash and cash equivalents, beginning of year	3,942,000	1,571,000	29,129,000

Cash and cash equivalents, end of year	$16,486,000	$3,942,000	$1,571,000

Supplemental disclosures of non-cash investing and financing activities:
Accretion of dividends on Series A convertible and redeemable preferred stock		$97,000	$1,132,000
Accretion of dividends on Series A convertible preferred stock	$18,000	67,000
Amortization of offering costs for Series A convertible and redeemable preferred stock		177,000	1,375,000
Reclassification of convertible and redeemable Series A preferred stock to convertible Series A preferred stock		3,900,000
Deferred compensation adjustment for stock options cancelled		849,000	1,056,000
Issuance of convertible notes payable to settle the inventory purchase commitments liability		3,505,000
Deemed dividend for the imputed value assigned to the beneficial conversion feature on conversion of the Convertible Notes to Series B preferred stock and related common warrants		1,581,000
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants		2,962,000	22,656,000
Common stock issued for settlement of inventory purchase commitment			5,400,000
Conversion of Series A preferred stock into shares of common stock		2,926,000	24,427,000
Conversion of Series B preferred stock into shares of common stock	7,000
Conversion of convertible notes payable into Series B preferred stock		4,721,000
Imputed value assigned to beneficial conversion feature on convertible notes payable		3,594,000
Accretion of dividends on Series B preferred stock	127,000	195,000
Fixed assets retired against restructuring accrual			365,000
Capital lease obligation	2,120,000	75,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$56,000	$145,000	$108,000

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Significant Accounting Policies

Novatel Wireless, Inc., a Delaware corporation (the “Company”) was founded in 1996 and is headquartered in San Diego, California. The Company is a provider of wireless broadband access solutions for the worldwide mobile communications market. The Company’s broad range of products includes 3G wireless PC card modems, embedded modems, ruggedized modems and communications software to wireless network operators and to a lesser extent, distributors, original equipment manufacturers (OEMs), and vertical markets worldwide. Currently, the Company is developing multimedia application consoles for wide area and local area networks. Through the integration of its hardware and software, the Company’s products are designed to operate on wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. The Company also offers software engineering, integration and design services to its customers to facilitate the use of its products.

The Company’s subsidiaries include wholly owned Novatel Wireless Solutions, Inc., incorporated in Delaware, and wholly owned Novatel Wireless Technologies Ltd. (“NWT”), incorporated in Alberta, Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of Novatel Wireless, Inc. and its wholly owned subsidiaries Novatel Wireless Solutions, Inc. and NWT.

All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior years’ consolidated financial statements to conform to the presentation for the year ended December 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include revenue recognition, inventory valuation, allowance for doubtful accounts receivable, useful lives, valuation of intangible and long-lived assets, the use of option pricing models to establish values of equity instruments, the valuation of long-lived assets and estimates for costs recorded in restructuring and royalty accruals.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Cash and cash equivalents consist of money market and mutual funds, U.S. government and other corporate debt securities and are recorded at market value, which approximates cost. Cash balances were $16.5 million at December 31, 2004 and $3.9 million at December 31, 2003. As of December 31, 2003 the Company had a restricted cash balance of $635,000 which served as collateral for letters of credit relating to certain operating leases. The Company also had $65,000 at December 31, 2003 of restricted cash deposits serving as collateral for the Company’s purchase card and merchant service program. At December 31, 2004, there are no such restrictions.

Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Cash equivalents consist of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. While it is the Company’s intent to hold such securities until maturity, the Company may sell certain securities for cash flow purposes. Thus the Company’s marketable securities are classified as available-for-sale and are carried on the balance sheet at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method.

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

Intangible Assets

Intangible assets include the costs of non-exclusive and perpetual worldwide software technology licenses and software development costs. License costs are amortized on a straight-line basis over the estimated useful lives of the assets, which is estimated at five years and are amortized as the Company’s products are sold. Software development costs for products sold (primarily firmware embedded in the Company’s products) incurred after technological feasibility is established are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Capitalized software development costs are amortized when products are available for general release to customers, using the greater of the amount computed using the straight-line method over the estimated useful lives of the products, which is currently five years.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company’s revenue is generated from the sale of wireless modems to wireless operators, OEM customers and distributors and from development services contracts. Revenue from product sales is recognized upon the latest of transfer of title or shipment of the product to the customer. For product sales with acceptance provisions, revenue is recognized at such time that the acceptance provisions are satisfied. The Company records deferred revenue for cash payments received from customers in advance of when revenue recognition criteria are met. The Company grants price protection provisions to certain customers and tracks pricing and other terms offered to customers buying similar products to assess compliance with these provisions. The Company establishes reserves for estimated product returns allowances and price protection expenses in the period in which revenue is recognized. In estimating future product returns, the Company considers various relevant factors, including the Company’s stated return policies and practices and historical trends. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, which provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.

For its fixed price development services contracts, the Company recognizes revenue as services are rendered using labor cost as an input measure. If the contract includes milestones, the Company does not recognize revenue until the milestone criteria are met. Total estimated costs are based on management’s assessment of costs to complete the project including periodic assessments of the progress achieved and the costs expended to date. To the extent that estimated costs materially change, revenue and profit recorded under the associated contract is adjusted accordingly. If total costs of completion are estimated to exceed the contract value, a loss is recognized in the period the loss is identified. Total revenue recognized for development services during 2004, 2003 and 2002 amounted to $4.0 million, $5.4 million and $1.4 million, respectively. Total costs of revenue incurred for development services in 2004, 2003 and 2002 amounted to $2.9 million, $4.3 million and $1.4 million, respectively. The Company expects that, going forward, the level of engineering services revenue, as a percentage of total revenue, will not be significant.

During 2003, the Company entered into a joint development agreement containing multiple elements with one of its customers. These elements include development services and product shipments. Accordingly, the Company has separated its deliverables into units of accounting and recognized revenue on these deliverables, consistent with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, $6.2 million in cash payments received in 2003 were recorded as deferred revenue, of which approximately $5.7 million has been recognized as revenue as products were shipped or as services were rendered during 2004. The remaining $531,000 will be recognized as services are performed during 2005.

Research and Development Costs

Research and development costs are expensed as incurred. Revenue is recorded for research and development efforts that are reimbursed under development services contracts with the related costs classified as cost of revenues.

Warranty Costs

The Company accrues warranty costs based on estimates of future warranty related repairs or rework of products. The Company’s warranty policy generally provides one to two-year coverage for product following the date of purchase. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. In estimating its future warranty obligations the Company considers various factors, including the

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty.

Royalty Costs

The Company has license agreements which commit the Company to royalty payments for using certain technologies generally based on a percentage of the sales of our products. The Company records its royalty payment obligations in accordance with terms of the respective royalty agreements. The Company has accrued for royalty costs where agreements have not been finalized using our current best estimate of our obligation. These estimates are based on various market data information and other relevant information. When the agreements are finalized, the Company will revise its estimates accordingly.

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

Derivatives and Hedging

The Company enters into derivative financial instrument contracts only for hedging purposes and accounts for them in accordance with SFAS No. 133 and its amendments SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These derivative financial instruments consist solely of foreign currency forward exchange contracts. The purpose of these derivative instruments is to minimize the variability of cash flows related to sales denominated in Euros. All of the Company’s outstanding foreign currency forward exchange contracts are recorded at fair value, with unrealized gains and losses included as a component of other income and expense on the accompanying statements of operations. The Company’s forward contracts do not qualify for hedge accounting as prescribed by SFAS No. 133.

As of December 31, 2004 the total amount of outstanding forward contracts amounted to 1.5 million Euros. As of December 31, 2004, the Company recorded an unrealized loss of $132,000 on their forward contracts.

Stock-Based Compensation

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which recognize compensation expense on the grant date if the then current market price of the stock exceeds the exercise price.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement amends the disclosure

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In accordance with SFAS No. 123, the Company accounts for costs of stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25. Additionally, the Company discloses the pro forma effect on net loss and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. During fiscal 2004, the Company issued options to purchase an aggregate of 2,524,886 shares of the Company’s common stock to its employees and non-employee directors. Subject to the terms and conditions of the underlying stock option plan and the applicable stock option agreement, the vesting schedule for 1,069,636 of these options is 20% at 6 months from the vesting commencement date (which can be earlier than the grant date) and 1/30th of the remaining balance of the grant each month thereafter. The remaining option grants made during this period vest 25% at 1 year from the vesting commencement date (which can be earlier than the grant date) and monthly thereafter for a total of 4 years. The weighted average fair value of the options granted during fiscal 2004, 2003 and 2002 was estimated as $10.66, $1.89 and $5.49, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 90%, 123% and 116% for fiscal 2004, 2003 and 2002, respectively, risk-free interest rates between 2.6% and 3.3% and expected lives of four years.

Had compensation expense been determined based on the fair values at the dates of grant for the years ended December 31, 2004, 2003 and 2002 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net income (loss) per share would have been reported as the pro forma amounts indicated below:

	Year Ended December 31,
	2004	2003	2002
Net income (loss) applicable to common stockholders, as reported	$13,674,000	$(16,717,000)	$(53,481,000)
Net income (loss) applicable to common stockholders, pro forma	$5,192,000	$(20,141,000)	$(58,763,000)
Net income (loss) per share, Basic as reported	$0.57	$(2.14)	$(10.47)
Net income (loss) per share, Basic pro forma	$0.22	$(2.58)	$(11.51)
Net income (loss) per share, Diluted as reported	$0.48	$(2.14)	$(10.47)
Net income (loss) per share, Diluted pro forma	$0.18	$(2.58)	$(11.51)

Based on announcements made by the FASB, the Company will be required to use the fair value method to account for all stock based compensation beginning in the third quarter of 2005, pursuant to SFAS No. 123 (R).

Computation of Net Income (Loss) Per Share

SFAS No. 128, “Earnings Per Share,” requires companies to compute basic and diluted per share data for all periods for which a statement of operations is presented. Basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that were outstanding for the periods presented. Potentially dilutive securities consisting of options, warrants and convertible and redeemable preferred stock were considered in the calculation of diluted earnings per share for 2004. Potentially dilutive securities were not considered in the calculation of diluted earnings per share for 2003 and 2002, as their impact would be antidilutive (see Note 5). The difference between net income (loss) and net loss applicable to common stockholders consists of accretion of dividends on

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

convertible and redeemable preferred stock and amortization of offering costs for convertible and redeemable preferred stock (see Note 6).

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts receivable—related parties, accounts payable and accrued expenses approximate their fair value due to their short-term nature. The Company performs credit evaluations of key customers and management believes it is not exposed to significant credit risk on its accounts receivable in excess of established reserves. The fair value of the beneficial conversion on the Series A and Series B preferred stock and related common stock warrants issued were determined using the closing price of the Company’s common stock at the date of issuance and other option pricing model assumptions.

Comprehensive Income

SFAS No. 130, “Comprehensive Income,” requires that all items recognized under accounting standards as components of comprehensive income be reported with the same prominence as other financial statements. Comprehensive income consists of net earnings and unrealized gains and losses on available-for-sale securities.

Segment Information

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company operates in a single business segment consisting of the development, manufacture and sale of wireless access products.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share Based Payment (SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). This statement supersedes APB Opinion 25, Accounting for Stock Issued to Employees (APB 25), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements for SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits companies to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. The Company currently utilizes the Black-Scholes model to measure the fair value of stock options granted to employees under the pro forma disclosure requirements of SFAS 123. While SFAS 123R permits companies to continue to use such model, it also permits the use of a “lattice” model. The Company has not yet determined which method or model it will use to record and measure the fair value of employee stock options under the adoption for SFAS 123R. The new standard is effective for periods beginning after June 15, 2005, and the Company will adopt SFAS 123R on July 1, 2005.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of our common stock on the date of the grant. Accordingly, the adoption of SFAS 123R’s fair value method is expected to result in significant non-cash charges which will increase the Company’s reported cost of sales and operating expenses, however, it will have no impact on the Company’s cash flows. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future and the model the Company chooses to use. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) above.

In November 2004, the FASB released revised FASB Statement No. 151 (SFAS 151), “Inventory Costs - an amendment of ARB No. 43.” The new standard requires amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company is currently evaluating the adoption of FAS 151 but does not expect that it will have a material impact on its financial position, results of operations, or cash flows.

2.	Recent Operational Developments

Operational Overview

In May 2004, the Company completed an equity offering, raising approximately $61.0 million, net of offering costs and underwriters’ commissions (see note 6). At December 31, 2004, the Company had approximately $81.2 million in cash and cash equivalents and marketable securities.

During the first quarter of 2004, the Company reached profitability for the first time since its inception and has recorded net income applicable to common stockholders of $13.7 million for the year ended December 31, 2004. The Company had previously incurred significant costs to develop its technologies and products, which exceeded total revenue. The Company had incurred losses in each year since inception through the end of 2003. As of December 31, 2004, the Company had an accumulated deficit of $233.5 million and working capital of $62.8 million.

In January 2004, the Company raised $7.5 million, net of offering costs, from the issuance of 1,142,855 shares of common stock (see note 6).

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Marketable Securities

As of December 31, 2004, unrealized losses of $336,000 are included in accumulated other comprehensive loss. The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following as of December 31, 2004:

	Maturity in Years	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	1 or less	$8,912,000	$(3,000)	$8,909,000

Corporate bonds	1 or less	15,445,000	(90,000)	15,355,000
Commercial paper	1 or less	12,334,000	(7,000)	12,327,000

Total short-term marketable securities		36,691,000	(100,000)	36,591,000

U.S. Agency securities	1 to 2	8,999,000	(43,000)	8,956,000
Corporate bonds	1 to 2	19,381,000	(193,000)	19,188,000

Total long-term marketable securities		28,380,000	(236,000)	28,144,000

		$65,071,000	$(336,000)	$64,735,000

At December 31, 2004, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months. The unrealized losses are the result of market conditions affecting fixed-income securities. Because the Company’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, the Company is confident that the unrealized losses at December 31, 2004 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

4.	Financial Statement Details

Inventories

Inventories consist of the following:

	December 31,
	2004	2003
Finished goods	$2,436,000	$1,576,000
Raw materials and components	7,217,000	773,000

	$9,653,000	$2,349,000

During 2003, the Company determined that certain components in inventory were impaired due to low demand for the product. In 2003, the Company recorded a charge of $2.0 million for excess and obsolete raw material components and finished goods.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment consists of the following:

	December 31,
	2004	2003
Test equipment	$9,726,000	$6,860,000
Computer equipment and purchased software	5,539,000	5,219,000
Furniture and fixtures	1,044,000	1,075,000
Product tooling	1,733,000	1,405,000
Leasehold improvements	331,000	316,000

	18,373,000	14,875,000
Less—accumulated depreciation and amortization	(13,897,000)	(12,960,000)

	$4,476,000	$1,915,000

Depreciation expense was $1,826,000, $2,474,000 and $3,841,000 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, assets held under capital leases had a net book value of $1.8 million and $82,000, respectively, net of accumulated amortization of $240,000 and $564,000, respectively.

Intangible Assets

Intangible assets consist of the following:

	December 31,
	2004	2003
UMTS / GPRS licenses	$5,524,000	$3,829,000
CDMA and EV-DO licenses	3,031,000	2,906,000

	8,555,000	6,735,000
Less—accumulated amortization	(3,935,000)	(2,106,000)

	$4,620,000	$4,629,000

Amortization expense relating to intangible licenses was $1,829,000, $1,215,000 and $774,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future estimated amortization expense on existing intangible assets over the following five year period is as follows:

2005	$1,576,000
2006	1,511,000
2007	965,000
2007	390,000
2008	148,000
Thereafter	30,000

Total	$4,620,000

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2004	2003
Royalties	$4,524,000	$493,000
Payroll and related	2,175,000	442,000
Product warranty and sales returns reserve	404,000	25,000
Professional fees	124,000	75,000
Other	735,000	144,000

	$7,962,000	$1,179,000

Restructuring Charges

As a result of the previous adverse economic developments in the Company’s industry sector, the Company had continuously reduced its operating costs, primarily through employee layoffs and facility consolidations, throughout 2001, 2002 and 2003. Consequently, restructuring charges were recorded totaling $828,000 in 2003 and $2.7 million in 2002. No restructuring charges were recorded during 2004. There were no employee separations in 2004 as a result of restructuring activities. During 2003, restructuring activities resulted in 12 employee separations. The remaining accrual at December 31, 2004 consists solely of facility closing costs.

The following table displays the activity and balances of the restructuring accrual from January 1, 2003 to December 31, 2004:

	Employee Termination	Facility Closings	Total
2003
Balance—January 1, 2003	$95,000	$1,236,000	$1,331,000
Charges	336,000	492,000	828,000
Cash payments	(431,000)	(597,000)	(1,028,000)
Foreign exchange loss	—	91,000	91,000

Balance—December 31, 2003	$—	$1,222,000	$1,222,000

2004
Charges	$—	$—	$—
Cash payments		(666,000)	(666,000)
Foreign exchange loss		17,000	17,000

Balance—December 31, 2004	$—	$573,000	$573,000

Cash payments for facility consolidations of $573,000 are expected to be paid ratably over the next 33 months.

5.	Income (Loss) Per Share

Basic income (loss) per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible subordinated notes, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years December 31, 2004, 2003 and 2002, respectively.

	Years Ended December 31,
	2004	2003	2002
Basic weighted average common shares outstanding	23,969,044	7,817,539	5,106,681

Effect of dilutive securities:
Warrants	473,698	—	—
Options	2,029,939	—	—
Series A Preferred Stock	22,766	—	—
Series B Preferred Stock	2,367,914	—	—

Diluted weighted average common and potential common shares outstanding	28,863,361	7,817,539	5,106,681

Weighted average options and warrants to purchase a total of 2,094,135, 3,172,109 and 1,626,124 shares of common stock for the years ended December 31, 2004, 2003 and 2002 respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

6.	Stockholders’ Equity

Recent Financing

In May 2004, the Company completed an underwritten registered, public equity offering transaction, raising approximately $61.0 million, net of offering costs and underwriters’ commissions of approximately $4.9 million, upon the issuance of 4,250,000 shares of the Company’s common stock. Additionally, in conjunction with this offering, the remaining 4,703 shares of the Company’s Series B preferred stock, including accrued dividends, were converted into 7,059,127 shares of common stock, of which 1,750,000 were sold by selling stockholders as part of the equity offering transaction. Net proceeds to the selling shareholders from the sale of these shares amounted to approximately $25.7 million.

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

Series B Preferred Stock

On March 12, 2003, following deliberation and approval by the Company’s Board of Directors, the Company entered into a series of agreements, including a Securities Purchase Agreement (the “Purchase Agreement”) with a group of investors (the “Investors”) in connection with the private placement of $3.25 million of convertible debt and equity securities, and the issuance of $3.505 million of convertible debt securities

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in satisfaction of outstanding Company obligations to a third party. As a result of these agreements, the Company completed the following transactions, which are collectively referred to as the “Private Placement Transactions”:

•	On March 13, 2003, the Company received cash of $1.1 million, net of $100,000 of transaction costs, in exchange for issuing $1.2 million of secured subordinated convertible promissory notes (the “Initial Convertible Notes”), convertible subject to stockholder approval into newly authorized shares of the Company’s Series B convertible preferred stock (“Series B Preferred Stock”), which approval the Company received on May 2, 2003. These notes automatically converted into 1,216 shares of Series B convertible preferred stock on May 14, 2003 following stockholder approval of the Private Placement Transactions. Additionally, warrants were granted to the Investors to purchase an aggregate of 857,143 shares of Common Stock at an exercise price of $0.70 per share;

•	On May 14, 2003, the Company issued and sold 2,050 additional shares of Series B Preferred Stock and warrants to purchase an aggregate of 732,198 shares of Common Stock at an exercise price of $0.70 per share in exchange for $2.05 million in cash, which was reduced by approximately $400,000 of transaction costs to $1.6 million net proceeds; and

•	On May 14, 2003, the Company issued $3.505 million of secured subordinated convertible non-interest bearing promissory notes (the “Additional Convertible Notes”) and warrants to purchase an aggregate 1,251,786 shares of Common Stock at an exercise price of $0.70 per share to the Investors in satisfaction of the Company’s indebtedness to Sanmina—SCI Corporation which the Investors acquired from Sanmina (the “Sanmina Obligations”). The Additional Convertible Notes were structured to convert into a number of shares of Series B Preferred Stock equal to the total amount outstanding thereon at the time of conversion divided by $1,000. On August 14, 2003, as scheduled, $400,000 of Additional Convertible Notes converted into 400 shares of Series B Preferred Stock. On November 14, 2003, as scheduled, $400,000 of Additional Convertible Notes converted into 400 shares of Series B Preferred Stock. In December 2003, the remaining $2.7 million converted into 2,705 shares of Series B Preferred Stock.

During 2004, the remaining 4,703 shares of Series B preferred stock, including accrued dividends, were converted into 7,059,127 shares of common stock. During the period these preferred shares were outstanding, the Company accrued approximately $127,000 in dividends relating to the outstanding Series B preferred stock prior to their conversions.

Each share of Series B preferred stock was entitled to receive cumulative dividends at a rate of 8% per annum which the Company was entitled to pay by means of issuing additional shares of common stock to the holder thereof. The Series B preferred stock was convertible at any time into the number of common shares equal to the total amount outstanding plus accrued dividends to date divided by $0.70. As of December 31, 2004, a total of 6,771 shares of Series B preferred stock had been converted into 10,133,784 shares of common stock, and there were no shares of Series B outstanding.

The Initial Convertible Notes and the Additional Convertible Notes had a conversion price per common share of $0.70. This conversion price was based on the lower of the five-day trailing average closing bid price of the Company’s common stock at the time that the definitive agreement was signed, or $0.70. On the date of issuance of the Initial Convertible Notes, the difference between the conversion price per common share and the closing price of the Company’s common stock amounted to $0.33 per share. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Initial Convertible Notes allocable to the warrants was $400,000 and was determined based on the relative fair values of the debt securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beneficial conversion feature at the date of issuance was approximately $1.1 million. During the quarter ended June 30, 2003, 100% of the Initial Convertible Notes were converted into Series B Preferred Stock. As a result of such conversion, the remaining value of the beneficial conversion feature of approximately $1.1 million was recognized as non-cash interest expense during the year ended December 31, 2003.

On May 14, 2003, the date of issuance of the Additional Convertible Notes, the difference between the conversion price per common share of the Additional Convertible Notes and the closing price of the Company’s common stock amounted to $0.21 per share. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Additional Convertible Notes allocable to the warrants were $700,000 and were determined based on the relative fair values of the debt securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the beneficial conversion feature at the date of issuance was approximately $1.8 million. The $1.8 million, together with the $700,000 fair value of the warrants granted, was being accreted ratably over the four-year life of the Additional Convertible Notes. However, because all of the Additional Convertible Notes were converted into Series B preferred stock in 2003, the Company recognized the entire $2.5 million in non-cash interest expense during the year ended December 31, 2003.

On May 14, 2003, the date of initial issuance of the Series B Preferred Stock, the difference between the conversion price per common share of the Series B Preferred Stock and the closing price of the Company’s common stock amounted to $0.21 per share. The fair value of the warrants was determined using the Black- Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Series B Preferred Stock allocable to the warrants was $300,000 and was determined based on the relative fair values of the equity securities issued and warrants granted. In accordance with EITF 98-5, as amended by EITF 00-27, the intrinsic value of the beneficial conversion feature at the date of issuance was approximately $1.3 million. As the Series B Preferred Stock was at all times immediately convertible, the $1.3 million, together with the $300,000 fair value of the warrants granted was accounted for as a dividend in the second quarter of 2003. This $1.6 million deemed dividend is therefore included in the net loss applicable to common stockholders for the year ended December 31, 2003.

On March 12, 2003, concurrent with the Purchase Agreement, the Investors and Sanmina entered into an agreement pursuant to which, subject to certain terms and conditions, Sanmina agreed to sell to the Investors, and the Investors agreed to purchase from Sanmina, (herein, the “Sanmina Purchase”) the Sanmina Obligation at a discount. In order to facilitate the Sanmina Purchase, Sanmina granted the Company forbearance from its obligation to make payments to Sanmina until the earlier of the Sanmina Purchase or August 1, 2003. On May 7, 2003, the Investors finalized the Sanmina Purchase. Under the terms of the Sanmina Purchase, Sanmina refunded to the Company $457,000 in cash primarily for payments made to Sanmina from February 2003 to March 12, 2003. In return for obtaining this payment forbearance, the Company issued Sanmina a warrant to purchase 150,000 shares of the Company’s Common Stock at an exercise price of $0.68 per share at the time of issuance. The value of the warrants of approximately $79,000, determined using the Black-Scholes option-pricing model was recognized as non-cash interest expense during the year ended December 31, 2003. In January 2004, the parties amended the warrant exercise provision and Sanmina exercised the warrant for cash at an exercise price of $0.68 per share.

Series A Preferred Stock

In December 2001, the Company received aggregate net proceeds of approximately $25.9 million, from the issuance of 27,172 shares of Series A convertible and redeemable preferred stock (“Series A preferred stock”), which were convertible at any time and without the need to pay any additional consideration into common

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares. Warrants to acquire 705,765 common shares (the “Investor Warrants”) were issued in conjunction with the Series A preferred stock. All such securities were sold solely to accredited investors, as defined in Rule 501 of Regulation D pursuant to the Securities Act of 1933, as amended. Each share of Series A preferred stock was entitled to receive cumulative dividends at a rate of 6.5% per annum following stockholder approval of the transaction. In addition, each share of Series A preferred stock was entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends thereon. The Series A preferred stock was convertible, at the option of the holder at any time, at a conversion price of $11.55 per share. As of December 31, 2004, all of the 27,172 shares of Series A preferred stock had been converted into 2,470,705 shares of common stock, and there were no shares of Series A preferred stock outstanding.

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

Prior to May 9, 2003, the Series A preferred stockholders had the right to require the Company to redeem such stock upon a change of control or the seventh anniversary of the issuance (December 2008), in each case provided there were funds legally available for such purpose. On May 9, 2003, in connection with the Series B preferred stock Private Placement Transactions, the Series A preferred stock terms were amended to remove the seventh anniversary redemption right.

Warrants

The Company has issued warrants to purchase shares of the Company’s capital stock to various investors, lenders and a creditor as approved by its board of directors.

A summary of warrant activity is as follows:

	December 31,
	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,476,358	$5.94	1,908,438	$11.71	1,430,095	$17.70
Granted	228,565	8.83	2,991,072	0.70	506,511	3.66
Cancelled	(389)	0.70	(52,420)	21.30	(28,168)	2.79
Exercised	(1,978,844)	2.15	(2,370,732)	1.07	—	—

Outstanding, end of year	725,690	$16.84	2,476,358	$5.94	1,908,438	$11.71

During 2004, the Company received aggregate proceeds of approximately $3.7 million in connection with the issuance of 1,944,629 shares of common stock upon the exercise of certain outstanding warrants. Of the

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warrants exercised during 2004, a total of 39,636 shares of common stock were issued as a result of the cashless exercise of 73,851 warrants at a weighted average exercise price of $7.97 per share.

During 2003, the Company received aggregate proceeds of approximately $2.5 million in connection with the issuance of 2,370,732 shares of common stock upon the exercise of certain outstanding warrants.

In connection with the private placement transaction in January 2004, the Company issued warrants to buy 228,565 shares of common stock. These warrants may be exercised at $8.83 per share at any time up to January 15, 2009. Under the fair value method, the value of these warrants at the date of issuance was nominal and, accordingly, no value has been assigned to them.

In connection with the private placement transactions in March and May 2003, the Company issued warrants to buy 2,841,072 shares of common stock. These warrants were exercisable at $0.70 per share at any time up to September 12, 2008 with respect to 857,141 warrants and November 14, 2008 with respect to 1,983,931 warrants. Under the fair value method, the value of these warrants at the date of issuance was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Private Placement Transactions allocable to the warrants was $1,400,000, which was recorded as a component of Additional Paid-in Capital, and was determined based on the relative fair values of the debt securities issued and warrants granted.

Common Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as of December 31, 2004 as follows:

Stock options outstanding	4,449,592
Stock options available for future grant	1,410,792
Stock warrants outstanding	725,690
Shares available under the Employee Stock Purchase Plan	175,453

Total reserved shares for issuance of common stock	6,761,527

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Applicable to Common Stockholders

A reconciliation of the net loss to net income (loss) applicable to common stockholders is as follows:

	Year Ended December 31,
	2004	2003	2002
Net income (loss)	$13,819,000	$(11,638,000)	$(28,318,000)
Adjustments to net income (loss) used in computing basic and diluted net income (loss) applicable to common stockholders:
Accretion of dividends on convertible and redeemable preferred stock		(97,000)	(1,132,000)
Accretion of dividends on Series A preferred stock	(18,000)	(67,000)	—
Accretion of dividends on Series B Preferred Stock	(127,000)	(195,000)	—
Amortization of offering costs for Series A convertible and redeemable preferred stock		(177,000)	(1,375,000)
Accretion of imputed value assigned to the beneficial conversion feature of Series A convertible and redeemable preferred stock and related common stock warrants		(2,962,000)	(22,656,000)
Imputed value of beneficial conversion feature relating to the issuance of preferred stock		(1,581,000)	—

Total	$(145,000)	$(5,079,000)	$(25,163,000)

Net income (loss) applicable to common stockholders	$13,674,000	$(16,717,000)	$(53,481,000)

7.	Stock Option and Employee Stock Purchase Plans

Stock Option Plans

The Company’s amended and restated 1997 stock option plan (the “1997 Plan”) for employees authorizes the granting of options for up to 800,000 shares of the Company’s common stock. Generally, options are to be granted at prices equal to at least 100% of the fair value of the stock on the date of grant, expire not later than ten years from the date of grant and vest ratably and annually over a four-year period following the date of grant. From time to time, as approved by the Company’s Board of Directors, options with differing vesting terms have also been granted. The 1997 Plan provides that any shares issued come from the Company’s authorized but unissued or reacquired common stock. In September, 2000 the Company suspended making any further grants pursuant to the 1997 Plan and contributed the remaining shares then reserved for issuance under such plan to the 2000 Plan.

In July 2000, the Company’s Board of Directors approved and in September 2000, the Company’s stockholders approved the 2000 Stock Incentive Plan (the “2000 Plan”) authorizing the granting of options for up to 1,100,000 shares of the Company’s common stock, including the 800,000 shares authorized under the 1997 Plan, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2001, equal to the lesser of (a) 3.0% of the outstanding shares on the last day of the prior fiscal year, (b) 100,000 shares, or (c) such lesser number of shares as may determined by the Board in its sole discretion. The Company implemented the 2000 Plan upon the effective date of the Company’s initial public offering in November 2000. The Compensation Committee of the Company’s Board of Directors administers the 2000 Plan. Options granted under the 2000 Plan typically vest over either a three or a four year period.

In June 2003, the stockholders of the Company approved the amendment of the 2000 Plan to increase the number of shares reserved for issuance under the plan by 4,222,743 shares of the Company’s common stock. In

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2004, the stockholders of the Company approved the amendment of the 2000 Plan to increase the number of shares reserved for issuance under the plan by an additional 2,000,000 shares of the Company’s common stock.

A summary of stock option activity is as follows:

	Options Outstanding	Options Available for Grant	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2002	609,123	486,426	$73.95
New authorized options	—	100,000	—
Granted	576,942	(576,942)	$8.28
Exercised	(18,268)	—	$13.12
Cancelled	(192,314)	192,314	$54.65

Options outstanding, December 31, 2002	975,483	201,798	$39.96
New authorized options	—	4,322,743	—
Granted	3,690,013	(3,690,013)	$2.39
Exercised	(37,757)	—	$5.56
Cancelled	(833,487)	833,487	$28.91

Options outstanding December 31, 2003	3,794,252	1,668,015	$6.22
New authorized options	—	2,100,000	—
Granted	2,524,886	(2,524,886)	$17.03
Exercised	(1,701,883)	—	$2.88
Cancelled	(167,663)	167,663	$18.58

Options outstanding December 31, 2004	4,449,592	1,410,792	$13.17

Exercisable, December 31, 2002	319,723		$77.05

Exercisable, December 31, 2003	1,215,985		$11.76

Exercisable, December 31, 2004	891,742		$18.79

Additional information relating to stock options outstanding and exercisable at December 31, 2004, summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$ 0.95 – 2.40	374,853	8.24	$1.25	106,134	$1.57
$ 2.65 – 2.65	1,308,892	8.48	2.65	316,843	2.65
$3.30 – 16.27	1,509,871	9.22	14.50	323,390	14.07
$16.50 – 18.78	952,197	9.33	18.62	62,495	17.22
$19.80 – 193.13	303,779	8.60	49.55	82,880	122.16

	4,449,592			891,742

During 2004, the Company issued options to purchase an aggregate of 2,524,886 shares of the Company’s common stock to employees and the Company’s non-employee directors. The vesting schedule for 1,069,636 of

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these options is generally 20% at six months from the vesting commencement date and 1/30th each month thereafter. The vesting schedule for the remaining 1,455,250 option grants is generally 25% at 1 year from the vesting commencement date and monthly thereafter for a total of 4 years.

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

In connection with certain option grants, the Company recorded $30.3 million of gross deferred stock compensation in 2000. Amortization of stock-based compensation was $142,000, $738,000 and $3.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plan

In July 2000, the Company’s Board of Directors approved the 2000 Employee Stock Purchase Plan “ESPP” and in September 2000, the Company’s stockholders approved the ESPP. The Company implemented the ESPP in 2001 following the completion of the initial public offering in November 2000. The ESPP, subject to certain limitations, permits eligible employees of the Company to purchase common stock, at a price equal to 85.0% of the lower of the fair market value on the first day of the offering period or the last day of each six-month purchase period, through payroll deductions of up to 10% of their annual compensation. The ESPP provides for the issuance of up to 100,000 shares of common stock, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2001, equal to the lesser of (a) 0.5% of the outstanding shares on the last day of the prior fiscal year, (b) 18,000 shares, or (c) such lesser number of shares as may be determined by the Board in its sole discretion. During 2004, our stockholders approved an amendment to the ESPP which increased the number of shares reserved for future issuance under the ESPP by 80,000 shares. If purchases of stock through the plan deplete this supply, the Company will limit, suspend or discontinue purchases under the plan until additional shares of stock are available. During 2004, the Company sold 5,717 shares under this plan and received $89,000 in cash. During 2003, the Company sold 16,372 shares under this plan and received $15,000 in cash.

8.	Income Taxes

Income (Loss) before provision for income taxes for the years ended December 31, 2004, 2003 and 2002 is comprised of the following:

	Year Ended December 31,
	2004	2003	2002
Domestic	$13,678,000	$(10,885,000)	$(26,674,000)
Foreign	490,000	(753,000)	(1,644,000)

	$14,168,000	$(11,638,000)	$(28,318,000)

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 is comprised of the following:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$449,000	$—	$—
State	20,000	—	—

Total Current	$469,000	$—	$—

Deferred:
Domestic	$(102,000)	$—	$—
State	(18,000)	—	—

Total Deferred	$(120,000)	$—	$—

Income tax expense	$349,000	$—	$—

The Company’s deferred tax assets and liabilities consist of the following:

	December 31
	2004	2003
Current deferred taxes:
Accounts receivable reserve	$43,000	$115,000
Accrued expenses	1,679,000	913,000
Inventory reserve	1,873,000	2,774,000
Other	106,000	133,000

Deferred tax asset— current	3,701,000	3,935,000
Valuation allowance	(3,701,000)	(3,935,000)

Net current deferred taxes	—	—

Long-term deferred taxes:
Depreciation and amortization	6,162,000	6,674,000
Deferred revenue	191,000	2,439,000
Net operating loss and credit carryforwards	57,489,000	52,958,000

Deferred tax asset— noncurrent	63,842,000	62,071,000
Valuation allowance	(63,842,000)	(62,071,000)

Net long term deferred taxes	—	—

Net deferred income taxes	$—	$—

Management has established a valuation allowance against its net deferred tax assets due to the uncertainty of the realization of such assets. Included in deferred tax assets is approximately $3.4 million, which relates to the Company’s Canadian subsidiary. Also included in deferred tax assets at December 31, 2004 is approximately $7.2 million related to the tax benefit of various stock option exercises during 2004 as permitted under the Company’s stock option plan. Realization of amounts related to this asset will be recorded in additional-paid-in-capital.

At December 31, 2004, the Company has U.S. federal net operating loss carryforwards of approximately $156.5 million, which expire at various dates from 2011 through 2024. The Company has California net operating loss carryforwards of approximately $45.2 million, which expire at various dates from 2007 through

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2014. The Company has Arizona net operating loss carryforwards of approximately $4.0 million, which expire at various dates from 2005 through 2009. In addition, the Company has Canadian net operating loss carryforwards of approximately $0.5 million, which expire in 2005, if not utilized. As a result of ownership changes in 2003 (as defined by Section 382 of the Internal Revenue Code), the use of the Company’s net operating losses will be limited in future years, and such limitation could be material. The Company is in the process of completing a formal IRC Section 382 study and analysis and has not yet determined the limitation of its NOL carryforward for financial reporting purposes.

It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.

The provision for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as follows:

	Year Ended December 31,
	2004	2003	2002
Federal tax provision, at statutory rate	$4,817,000	$(3,957,000)	$(9,628,000)
State tax, net of federal benefit	283,000	(349,000)	(870,000)
Change in valuation allowance	(5,382,000)	6,120,000	8,371,000
Deferred compensation	51,000	273,000	1,316,000
Non-cash beneficial conversion charges	—	1,404,000	—
Adjustment to State net operating losses and capitalized research and development	872,000	(3,386,000)	—
Other	(292,000)	(105,000)	811,000

	$349,000	$—	$—

9.	Commitments and Contingencies

Operating and Capital Leases

The Company leases its office space and certain equipment under non-cancelable operating and capital leases. Rental expense under operating leases in fiscal 2004, 2003 and 2002 was approximately $2.0 million, $1.7 million and $1.9 million, respectively. The minimum future lease payments under non-cancelable operating leases and future minimum capital lease payments as of December 31, 2004 are:

	Operating	Capital
2005	$1,322,000	$1,152,000
2006	1,452,000	—
2007	1,153,000	—
2008	2,000	—

Total minimum lease payments	$3,929,000	$1,152,000

Less—amount representing interest (at rates ranging from 4.7% to 4.8%)		(25,000)

Present value of net minimum lease payments		1,127,000
Less—current portion of capital lease obligations		(1,127,000)

Obligations under capital leases, net of current portion		$—

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Royalties

The Company is required to make royalty payments for the sale of certain of its products which include licensed technology. In 2004, 2003 and 2002, the Company incurred royalty expense of $8.7 million, $1.9 million and $745,000, respectively. Included in this expense for 2004 is an accrual for royalty costs using our current best estimate of our obligation to holders of intellectual property with whom we have not yet entered into license agreements. These accrual estimates are based on various market data information and other relevant information. When the agreements are finalized, the Company will revise its estimates accordingly.

Employment Agreements

During 2004, the Company entered into management retention agreements with the Company’s named executive officers, other than its chief executive officer. The agreements entitle those employees to enumerated severance benefits if, within the one year period immediately following a change of control (as defined in the agreement or at the direction of an acquirer in anticipation of such an event), the Company terminates the employee’s employment other than for cause or disability or the employee terminates his employment for good reason. These severance benefits would include a lump sum payment of three times the sum of the employee’s annual base salary then in effect and the applicable targeted annual bonus, continued employee benefits, full acceleration of vesting of the employee’s stock options, a tax equalization payment to eliminate the effects of any applicable excise tax, and financial planning and outplacement services.

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

The Company has operations in the United States and Canada. The distribution of the Company’s assets in the United States and Canada as of December 31, 2004 and 2003 are $114.0 million and $2.3 million, and $22.6 million and $1.8 million, respectively. For the years ended December 31, 2004 and 2003, approximately 76% (Europe/Middle East/Africa 66%, Asia/Australia 9% and South America 1%) and 23% (Europe/Middle East/Africa 16% and Asia 7%) of revenues were derived from international customers, respectively.

Concentrations of Risk

Substantially all of the Company’s revenues are derived from the sale of wireless access products. Any significant decline in market acceptance of the Company’s products or a decline in the financial condition of the Company’s existing customers may impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue comes from a small number of customers. The Company’s top ten customers for the year ended December 31, 2004 and 2003 accounted for approximately 67.7% and 94.7%, respectively, of the Company’s revenue. One customer accounted for 15.7% of 2004 revenues. Two

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers accounted for 55.0% and 29.8%, respectively, of 2003 revenues. One customer accounted for 46.5% of 2002 revenues. Certain end customers have purchased the Company’s products through its strategic relationships with Lucent Technologies.

11.	Related Parties

The Company has in the past sold products to AirLink Communications, Inc. (AirLink), a provider of fixed and mobile wireless data solutions, which integrated the Company’s modems into their products. AirLink’s Chairman and principal stockholder was also a member of our Board of Directors until March 11, 2004 and is a stockholder of the Company. Sales to AirLink were $369,000 from January 1, 2004 through March 11, 2004 and $61,000 for the year ended December 31, 2003, respectively. Receivables from AirLink amounted to $0 and $121,000 as of December 31, 2004 and 2003, respectively. Purchases by the Company from AirLink were $662,000 and $49,000 for the year ended December 31, 2004 and 2003, respectively. There were no payables due to AirLink as of December 31, 2004 and 2003.

The Company has from time to time, sold products to a subsidiary of Chinatron Group Holdings Limited (Chinatron). Mr. Horst J. Pudwill, one of the Company’s directors, is also a director of Chinatron and an affiliate of Mr. Pudwill is a stockholder of Chinatron. In addition, the chairman and chief executive officer of Chinatron participated in the Private Placement Transactions, which were completed in 2003. Sales to Chinatron for the year ended December 31, 2004 and 2003 were $39,000 and $702,000, respectively. There were no receivables due from Chinatron as of December 31, 2004 and 2003 (see Note 6).

Cornerstone Equity Investors, LLC (Cornerstone), a private equity investment firm participated as an investor in the Private Placement Transactions. Messrs. Mark Rossi and Robert Getz, two of the Company’s directors since December 1999, are managing directors of Cornerstone. Mr. Peter V. Leparulo, the Company’s chief executive officer since January 13, 2003 and member of the Company’s board since May 7, 2003, also participated as an investor in the 2003 Private Placement.

12.	Retirement Savings Plan

The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions amounted to $194,000 for the year ended December 31, 2004. No employer matching contributions were made during 2003 and 2002. Employer matching contributions vest over a four year period.

The Company has a Registered Retirement Savings Plan for its Canadian employees. Substantially all of the Company’s Canadian employees are eligible to participate in the Plan. Employees make discretionary contributions to the plan subject to local limitations. Employer contributions amounted to $96,000, $69,000 and $116,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2004 and 2003.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2004:
Total revenues	$15,144	$24,116	$31,018	$33,448
Gross margin	4,338	7,707	10,310	11,591
Net income applicable to common stockholders	413	3,168	4,927	5,169
Basic net earnings per common share	0.03	0.13	0.18	0.18
Diluted net earnings per common share	0.02	0.11	0.16	0.17

2003:
Total revenues	$7,489	$7,659	$8,063	$10,604
Gross margin	1,204	(326)	2,180	2,818
Net loss applicable to common stockholders	(3,209)	(9,668)	(1,772)	(2,068)
Basic and diluted net loss per share	(0.46)	(1.35)	(0.22)	(0.23)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc.

We have audited the accompanying consolidated balance sheets of Novatel Wireless, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novatel Wireless, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Novatel Wireless’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

San Diego, California

March 15, 2005

SCHEDULE II

NOVATEL WIRELESS INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2004, 2003 and 2002

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2004	$311,000	$—	$206,000	$105,000
December 31, 2003	333,000	148,000	170,000	311,000
December 31, 2002	294,000	39,000	—	333,000
Warranty and Sales Returns Reserve:
December 31, 2004	25,000	382,000	3,000	404,000
December 31, 2003	206,000	—	181,000	25,000
December 31, 2002	466,000	—	260,000	206,000
Deferred Tax Asset Valuation Allowance:
December 31, 2004	66,006,000	1,657,000	120,000	67,543,000
December 31, 2003	59,886,000	6,120,000	—	66,006,000
December 31, 2002	51,515,000	8,371,000	—	59,886,000

II-1

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.5	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and some of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and some of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.4	Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed January 18, 2002).

4.5	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed January 18, 2002).

4.6	Form of Preferred Stock and Warrant Purchase Agreement entered into in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 18, 2002).

4.7	Warrant to Purchase Stock, issued in connection with the Company’s facility with Silicon Valley Bank (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended).

4.8	Form of Common Stock Purchase Warrant issued in connection with the Company’s 1999 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended).

4.9	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series C Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended).

Exhibit Number	Description

4.10	Form of Common Stock Purchase Warrant issued in connection with the Company’s Debenture Financing (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended).

4.11	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series D Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended).

4.12	Registration Rights Agreement dated as of September 12, 2002 by and among the Company and some of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.13	Form of Common Stock Purchase Warrant issued in connection with the Company’s September 2002 Financing Transaction (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.14	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.15	Form of Secured Convertible Subordinated Note issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.16	Form of Secured Convertible Subordinated Note issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.17	Form of Common Stock Purchase Warrant issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.18	Form of Security Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.19	Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.20	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report to Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.21	Registration Rights Agreement entered into in connection with the Company’s January 2004 Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report to Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.22	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Financing Transaction (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1	1997 Employee Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.2	2000 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

10.3	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

Exhibit Number	Description

10.4	Form of Indemnification Agreement by and between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.5	Form of Management Retention Agreement by and between the Company and certain of its executive officers (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

21	Subsidiaries of Novatel Wireless, Inc.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (See signature page).

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Current report on Form 8-K, filed pursuant to Items 7 and 9 on January 19, 2005, announcing the appointment of Dr. John Davis to Novatel’s board of directors.

Current report on Form 8-K, furnished pursuant to Items 7 and 9 on February 10, 2005, announcing financial results for the fourth quarter of 2004 and included in the press release related thereto.