Form 10-K/A
period 2004-12-31
NOVATEL WIRELESS INC
filed 2005-04-29
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1 TO FORM 10-K)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                              to                             .

Commission file number: 0-31659

NOVATEL WIRELESS, INC.

(exact name of registrant as specified in its charter)

Delaware	86-0824673
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

9645 Scranton Road, Suite 205, San Diego, California	92121
(Address of principal executive offices)	(zip code)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Original Filing) is filed solely for the purpose of amending and restating Part III (Items 10, 11, 12, 13 and 14) to provide disclosure that previously was to be incorporated by reference to the registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders. No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Identification of Directors

The following sets forth certain biographical information concerning each of our directors and our executive officers as of April 29, 2005.

Name	Age	Position with the Company	Term Expires In
John H. Davis	66	Director	2007
Robert H. Getz	43	Director	2007
Peter V. Leparulo	46	CEO and Director	2006
Peng K. Lim	42	Director	2007
Daniel E. Pittard	55	Director	2005
Horst J. Pudwill	59	Director	2006
Mark Rossi	48	Director and Chairman	2005
David A. Werner	52	Director	2006

John H. Davis has served as a Director since January 2005. Dr. Davis is currently a Co-Founder and Principal of Technology Advisors Group, LLC, a consulting firm that works with investors, Board members and management teams of high tech companies. Prior to that, Dr. Davis served as a Director and Chief Technology Officer of Allied Riser Communications Corporation from August 1999 to September 2000. Previously, Dr. Davis was a Principal of GeoPartners Research from August 1997 to August 1999. From 1988 through August 1997, Dr. Davis served as a corporate officer of AT&T in a number of positions including Group Technology Officer of AT&T Bell Labs and Chief Technical Officer of AT&T Communications Services. Dr. Davis received his Bachelor of Science from the Georgia Institute of Technology, a Master of Science from the Massachusetts Institute of Technology and a Ph.D from the University of Pennsylvania, all in the field of electrical engineering. In addition, Dr. Davis is a Fellow of the IEEE in recognition of his leadership in digital switching and a Fellow of the Radio Club of America for his pioneering work in cellular communications. In January 2001, Dr. Davis was appointed to the Board of Directors of w-Technologies, Inc., a privately held firm based in lower Manhattan in

New York City that focused on wireless applications for the financial services sector. On July 23, 2001, following the resignation of the company’s CEO, w-Technologies retained the services of Technology Advisors Group (TAG), the strategic advisory firm of which Dr. Davis was then, and is now, a principal, for the purpose of developing strategic alternatives for the company including its possible sale, reorganization or liquidation under the federal bankruptcy code. As a part of TAG’s consulting engagement, Dr. Davis technically assumed certain executive duties as the company’s interim CEO. The events of September 11, 2001 materially contributed to a further decline in the company’s business and significantly hampered ongoing efforts to sell the company. In February 2002, the Board of Directors of w-Technologies decided to liquidate the company and on February 7, 2002 the company voluntarily filed a petition under Chapter 7 of the United States Bankruptcy Code.

Robert H. Getz has served as a Director since December 1999. Mr. Getz has been a Managing Director of Cornerstone Equity Investors, LLC, a private equity investment firm that specializes in technology, specialty manufacturing, business service, and healthcare service investments, since December 1996. Prior to joining Cornerstone, Mr. Getz served as a Managing Director of Prudential Equity Investors, Inc., also a private equity investment firm, from February 1987 to December 1996. Mr. Getz also serves as a Director of several private companies. Mr. Getz holds a Bachelor of Arts from Boston University and a Master of Business Administration in Finance from the Stern School of Business at New York University. Mr. Getz currently serves as a member of our Audit Committee and our Corporate Governance Committee.

Peter V. Leparulo has served as a Director since May 2003 and as our Chief Executive Officer since January of 2003. Prior to that time, he was our Senior Vice President, General Manager, CDMA Operations since May 2001. From September 2000 to May 2001, he served as our Senior Vice President, Corporate and Strategic Development and General Counsel. From June 1998 until September 2000, Mr. Leparulo was a Senior Partner at the law firm of Orrick, Herrington & Sutcliffe LLP, where he specialized in corporate finance, mergers and acquisitions, securities, intellectual property and general corporate matters. Prior to joining Orrick, Mr. Leparulo was a Partner at the law firm of Pillsbury Madison & Sutro LLP, from January 1992 until June 1998, and an Associate at that firm from October 1989 until January 1992. He holds a Bachelor of Science from Colgate University and a Juris Doctor from Case Western Reserve University.

Peng K. Lim has served as a Director since February 2001. Mr. Lim has served as the President and Chief Executive Officer of Tapwave, Inc., a handheld and entertainment platform company, since May 2001. Prior to that time, Mr. Lim served as Vice President, Worldwide Product Development of Palm, Inc., a handheld and wireless computer company, from April 1999 to May 2001. Prior to that time, Mr. Lim served as Vice President of Engineering of Fujitsu Personal Systems, a pen-based and wireless computer company and a wholly-owned subsidiary of Fujitsu Limited, from June 1997 to March 1999. From July 1996 to June 1997, Mr. Lim was an Engineering Platform Director for Texas Instruments, a semiconductor company. Mr. Lim currently serves on the Board of Directors of Tapwave, Inc. Mr. Lim holds a Bachelor of Science and a Master of Science in Electrical Engineering from University of Windsor and a Master of Engineering Management from Northwestern University. Mr. Lim is an alumnus of the Stanford Executive Program at Stanford University. Mr. Lim currently serves as a member of our Compensation Committee and our Corporate Governance Committee.

Daniel E. Pittard has served as a Director since November 2002. Since April 2004, Mr. Pittard has served as Chairman and CEO of Pittard Partners, a firm that invests in and consults with both start-up and mid-cap companies. From November 1999 to December 2004, Mr. Pittard served as Chairman and Chief Executive Officer of ideaEDGE Ventures LLC, a venture development firm that assisted companies in the creation and launching of new mobile Internet endeavors, products and services. Prior to co-founding ideaEDGE Ventures, he was Senior Vice President, Strategy and New Ventures for Gateway, Inc., a computer manufacturer, from October 1998 to June 1999, where he was chief strategy officer responsible for business development, acquisitions and new ventures. His earlier experience includes serving as a Partner at McKinsey & Company, Group Vice President at Amoco Corporation and Senior Vice President and General Manager for Pepsico, Inc. He received a Master of Business Administration from Harvard University and a Bachelor of Science from Georgia Institute of Technology. Mr. Pittard currently serves as Chairman of our Corporate Governance Committee and as a member of our Compensation Committee.

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

Mark Rossi has served as the Chairman of our Board since January 2003 and as a Director since December 1999. Mr. Rossi has served as a Managing Director of Cornerstone Equity Investors, LLC, a private equity investment firm that specializes in technology, specialty manufacturing, business service, and healthcare service investments, since December 1996. Prior to joining Cornerstone, Mr. Rossi served as the President of Prudential Equity Investors, Inc., a private equity investment firm, from June 1994 to December 1996. Mr. Rossi also serves as a Director of Maxwell Technologies, Inc., a diversified technology products and services company, as well as several private companies. Mr. Rossi holds a Bachelor of Arts degree from Saint Vincent College and a Master of Business Administration in Finance from the Kellogg School of Management at Northwestern University. Mr. Rossi currently serves as the Chairman of our Board of Directors and is a member of our Audit Committee and Chairman of our Compensation Committee.

David A. Werner has served as a Director since January 2004. Since 2004, Mr. Werner has been Co-Owner of Aerofit, Inc., an engineered component manufacturer. Prior to that, Mr. Werner was a Partner at Engineered Components, an acquisition and business development company serving the engineered components market, which he joined in 2002. Prior to Engineered Components, Mr. Werner served as Executive Vice President and Chief Financial Officer of Day Runner, Inc. from 1999 to 2002. Prior to that, Mr. Werner was Executive Vice President and a member of the Board of Directors for Kaynar Technologies, Inc., a specialty component manufacturer, from 1994 to 1999. Mr. Werner is a Certified Public Accountant and received both a Bachelor of Science in Business Administration and a Master of Business Administration both from the University of Southern California. Mr. Werner currently serves as the Chairman of our Audit Committee.

Audit Committee.    Our Board of Directors has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. From January 1, 2004 until January 30, 2004, our Audit Committee consisted of Messrs. Getz, Rossi and Sherman. Effective January 30, 2004, Mr. Sherman resigned his position as a member of the Audit Committee, and the Board nominated and elected Mr. David Werner to fill the vacancy and thereafter our Audit Committee has continued to consist of Messrs. Rossi, Getz and Werner. Mr. Werner serves as Chairman of our Audit Committee. Our Board has determined that each member of our Audit Committee satisfies the independence criteria set forth in SEC Rule 10A-3 of the Exchange Act as well as the applicable NASD independence and financial sophistication requirements. In addition, our Board has determined that Mr. Werner is an “Audit Committee Financial Expert” as defined by Item 401(h) of SEC Regulation S-K promulgated pursuant to the Exchange Act.

There are no family relationships among any directors, nominees, or executive officers of Novatel Wireless.

Identification of Executive Officers

Name	Age	Position with the Company
Peter V. Leparulo	46	Chief Executive Officer and Director
Robert M. Hadley	42	Vice President, Sales and Marketing
Dan L. Halvorson	39	Chief Financial Officer
Patrick J. O’Bright	41	Vice President, Operations and General Manager
Catherine F. Ratcliffe	47	Vice President, Business Affairs and Secretary
Slim S. Souissi	39	Vice President, Chief Technology Officer
George B. Weinert	46	Vice President, Business Development

Peter V. Leparulo has served as a Director since May 2003 and as our Chief Executive Officer since January of 2003. Biographical information regarding Mr. Leparulo is set forth above under “Identification of Directors”.

Robert M. Hadley has served as our Vice President of Sales and Marketing since January 2003. Prior to that time, he served as our Vice President of Strategic Accounts from April 2001 to December 2002. Before joining us, Mr. Hadley was Vice President of Sales for e-SIM Ltd., a provider of advanced simulation technology for product development. Prior to that Mr. Hadley held various senior sales and marketing positions inside Aonix, a Thomson Software company providing IT solutions for corporate enterprise reporting and lifestyle software development markets, where he rose to the position of Vice President of Marketing. Mr. Hadley holds a Bachelor of Science in Computer Science from San Diego State University.

Dan L. Halvorson has served as our Chief Financial Officer since May 2004. Prior to that time, Mr. Halvorson served as our Vice President of Finance, Chief Accounting Officer and Treasurer since January 2004, our Vice President of Finance and Treasurer since September 2001, and as Director of Finance and Treasurer since joining us in March 2000. From January 1998 through March 2000, Mr. Halvorson was Director of Finance at Dura Pharmaceuticals. Mr. Halvorson is a Certified Public Accountant and holds a Bachelor of Science from San Diego State University.

Patrick J. O’Bright has served as our Vice President of Operations and General Manager since January 2003. From September 2000 until January 2003, he was our Director of CDMA Strategy. From May 1999 until September 2000, he was a Program Manager at Motorola, Inc. From August 1998 to May 1999, he worked in manufacturing operations with QUALCOMM, Incorporated. Mr. O’Bright received a Bachelor of Science from the State University of New York after which he served in the United States Navy for approximately 11 years.

Catherine F. Ratcliffe has served as our Vice President, Business Affairs since joining the Company in May 2004. Before joining Novatel Wireless she practiced law privately, most recently as partner in the law firm Lamb & Kawakami. From 1997 to 2002 she was Vice President, General Counsel and Human Resources at Day Runner, Inc. Prior to that, she was a partner in the law firm Bryan Cave LLP practicing in the corporate finance, securities and mergers and acquisition areas from 1992 to 1997. Ms Ratcliffe holds a Bachelor of Arts from the University of California at Los Angeles and a Juris Doctor from the University of California at Berkeley.

Slim S. Souissi has served as our Vice President and Chief Technology Officer since October 2002. Prior to that time, he served as our Vice President of Emerging Technologies from December 2001 to October 2002 and as our Principal Research Scientist from May 2000 to December 2001. Prior to joining us, Dr. Souissi was Principal Staff Engineer in Motorola’s research and development operation from November 1994 to May 2000. Dr. Souissi earned a Ph.D. and a Master of Science in Electrical Engineering from the Georgia Institute of Technology, a Master of Science in Digital Signal Processing from the Ecole Superieure d’Electricite (France) and a Master of Science in Engineering from the Ecole Superieure d’Ingenieurs de Marseille (France). In addition, Dr. Souissi holds 27 U.S. patents, all related to wireless technology.

George B. Weinert has served as our Vice President of Business Development since April 2003. Prior to that, from January 2002 to February 2003, he worked as Chief Operating Officer for Okbridge, Inc., an internet gaming and software company. From February 1998 to November 2001, Mr. Weinert worked for Novatel Wireless in both product management and strategic planning capacities. Prior to joining Novatel Wireless, he served as COO of Okbridge and as Vice President of Product Management at iVasion/RouterWare, Inc., where he oversaw the design, development and delivery of all commercial and OEM networking products. Mr. Weinert has also held senior management positions with NetManage, Inc., Age Logic, Inc., and Pathway Systems, where his responsibilities included engineering, sales and marketing of software and hardware products for local and wide area networking. He received and Bachelor of Science in Business Administration from San Diego State University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our Directors, certain of our officers (as defined in regulations issued by the SEC), and persons who beneficially own more than ten percent of any class of any equity security of ours which is registered pursuant to Section 12 of the Exchange Act, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our securities. All our Named Executive Officers during the fiscal year ended December 31, 2004 were subject to the reporting requirements of Section 16.

To our knowledge, based solely on a review of the copies of such reports furnished to us and representations made to us that no other reports were required during 2004, we believe that all Section 16(a) filing requirements were complied with by our officers, Directors and greater than 10% shareholders except that each of Messrs. Hadley, Halvorson, Leparulo, O’Bright and Souissi each had one late filing on Form 4 with respect to a grant of stock options made to each of them.

Code of Ethics

We have adopted a code of ethics that applies to all our Directors, officers and employees. A copy of the code of ethics is available, without charge, upon request, by addressing your request to: Corporate Secretary, Novatel Wireless, Inc., 9645 Scranton Road, Suite 205, San Diego, CA 92121. We will disclose any material amendments to our code of ethics and all waivers from any provisions of our code of ethics granted to any of our executive officers.

Item 11.    Executive Compensation

The following table sets forth the salary, bonus and other compensation paid for 2002, 2003 and 2004 with respect to our Chief Executive Officer serving throughout 2004 and the four other most highly-compensated executive officers as of the end of 2004 (together, the Named Executive Officers).

Summary Compensation Table

	Year	Annual Compensation							Long-Term Compensation	All Other Compensation(3)
		Salary		Bonus(2)		Other Annual Compensation			Securities Underlying Options Granted
Peter V. Leparulo Chief Executive Officer	2004 2003 2002	$318,575 198,764 230,000	(1)	$262,500 — —		$	— — 109,541	(4)	350,000 771,334 55,331	$8,200 — —

Robert M. Hadley Vice President, Sales & Marketing	2004 2003 2002	159,889 145,333 165,000	(1)	247,804 54,320 136,182	(5) (5) (5)		— — —		100,000 247,134 2,866	$8,200 — —

Dan L. Halvorson Chief Financial Officer	2004 2003 2002	193,021 159,631 174,117	(1)	50,000 — —			— — —		150,000 97,277 2,723	$7,730 — —

Patrick J. O’Bright Vice President, Operations & General Manager	2004 2003 2002	191,183 114,450 126,000	(1)	100,000 — 6,574			— — —		100,000 248,567 1,433	$7,657 — —

Slim S. Souissi Chief Technology Officer & Vice President, Eng.	2004 2003 2002	190,562 149,875 165,000	(1)	101,000 — 1,711			— — —		100,000 247,707 2,293	$7,672 — —

(1)	Effective April 1, 2004, the annual base salary for Mr. Leparulo was increased to $350,000 and the annual base salary for each of Messrs. Halvorson, O’Bright and Souissi was increased to $200,000. Effective January 16, 2004, the annual base salary for Mr. Hadley was increased to $160,000.
(2)	Unless otherwise noted, the amount for any year represents the amount earned in that year, whether or not paid in a subsequent year.
(3)	Represents company matching contributions under its 401(k) plan which vest over a 4-year period commencing with the year the match was earned. The Company initiated its matching program in 2004.
(4)	Represents relocation and temporary living expenses paid by us.
(5)	Includes aggregate sales commission payments to Mr. Hadley totaling $207,804 for 2004, $54,320 for 2003 and $136,182 for 2002.

Option Grants in Fiscal Year 2004

We granted options to purchase a total of 800,000 shares to the Named Executive Officers during 2004 at an exercise price of $16.27 per share. During the same period, we granted options to purchase up to a total of 1,549,886 shares of common stock to all other employees and options to purchase an aggregate of 175,000 shares to our non-employee Directors at exercise prices equal to the fair market value of the common stock on the date of grant, as quoted on The Nasdaq Stock Market. The options granted to the Named Executive Officers during 2004 vest at the rate of 20% on the six month anniversary of the vesting commencement date, which was March 19, 2004 for these grants, and 1/30th of the remaining balance of each grant vests each month thereafter over such 30-month period for so long as employment with or service for us continues. In addition, the options granted to Mr. Leparulo automatically vest in the event we were to terminate Mr. Leparulo’s employment for any reason other than cause or in the event of a change in control of our Company.

Option Grants in Last Fiscal Year

	Individual Grants				Grant Date Present Value $(1)
	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date
Peter V. Leparulo	350,000	14.89%	16.27	4/29/14	$3,217,305
Robert M. Hadley	100,000	4.25%	16.27	4/29/14	$919,230
Dan L. Halvorson	150,000	6.38%	16.27	4/29/14	$1,378,845
Patrick J. O’Bright	100,000	4.25%	16.27	4/29/14	$919,230
Slim S. Souissi	100,000	4.25%	16.27	4/29/14	$919,230

(1)	The grant date present value was determined using a Black-Scholes option pricing model with the following assumptions: expected volatility of 90.0%, risk free rate of return of 3.3%, no dividend yield and an expected term of four years.

Aggregated Option Exercises in Fiscal Year 2004 and Fiscal Year-End Option Values

The following table sets forth certain information concerning option exercises during 2004 by our Named Executive Officers as well as unexercised options held by each of them at December 31, 2004.

	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004
			Exercisable	Unexercisable	Exercisable	Unexercisable
Peter V. Leparulo	447,300	$8,938,830	242,750	526,615	$1,893,111	$5,685,404
Robert M. Hadley	134,786	$2,134,565	30,701	191,179	$166,968	$2,214,218
Dan L. Halvorson	50,712	$855,130	50,505	155,116	$181,045	$1,123,061
Patrick J. O’Bright	107,068	$1,751,131	44,812	201,453	$324,909	$2,389,207
Slim S. Souissi	117,222	$1,999,121	44,496	191,322	$287,774	$2,220,193

The aggregate value of unexercised in-the-money options held by each of the Named Executive Officers represents the positive spread, on a grant-by-grant basis, between the exercise price of the stock options and the fair market value of our common stock multiplied by the number of exercisable or unexercisable options subject to that grant (calculated using the closing sales price of our common stock on December 31, 2004 of $19.41, as reported by NASDAQ; the actual value, if any, that will be realized if these options are exercised will depend upon the difference between the exercise price of the particular options at issue and the market price of our common stock at the time the options are exercised.)

Compensation of Directors

Cash Compensation.    Non-employee Directors currently receive $1,500 for each Board meeting they attend in person ($750 if attendance at such Board meeting is via telephone) and $1,000 for attending in person each Board Committee meeting ($500 if attendance at such Committee meeting is via telephone), as well as reimbursement of reasonable expenses incurred in connection with attending those meetings. We do not currently pay our non-employee Directors an annual retainer fee and we do not compensate Mr. Leparulo, our sole employee Director during 2004 and currently, in his capacity as a Director. In June 2004, our Compensation Committee authorized and approved a cash payment to Mr. David Werner, the Chairman of our Audit Committee, in the amount of $10,000 in respect of his service in that capacity during 2004. Mr. Werner is not a member of the Compensation Committee. It is anticipated that Mr. Werner will receive a fee for the services he renders during 2005 as Chairman of the Audit Committee although the precise amount has not yet been determined. In 2004, we paid an aggregate of $57,250 in cash compensation to our non-employee Directors, including the Audit Committee Chair fee paid to Mr. Werner.

Incentive Compensation.    Non-employee Directors are eligible to participate in the 2000 Stock Incentive Plan, as amended and restated (Incentive Plan). During 2003, our non-employee Director incentive compensation policy was revised to provide for all future non-employee Directors to receive, upon being appointed to the Board, a one-time grant of options to purchase up to 85,000 shares of our common stock vesting over a three-year period, one-fifth of which would vest and become exercisable six months following the date of grant (which is typically the date the Director joins the Board) and the remaining balance of which would vest ratably over the following 30 months while service on our Board continues (referred to as three-year vesting). In June 2004, our Compensation Committee authorized and approved the granting of options to purchase 15,000 shares of our common stock to each non-employee Director then serving on the Board. 25% of these options vest on the first anniversary of grant and the balance of these options vests ratably thereafter on a monthly basis over the following 36 month period so long as service on the Board continues. Upon his appointment to the Board in January 2005, Dr. John Davis received options to purchase 100,000 shares of our common stock with three-year vesting. Pursuant to the Incentive Plan, options granted to non-employee Directors automatically vest upon a change in control of the company. The per share exercise price of these options is equal to 100% of the fair market value per share of the underlying common stock on the date of grant as quoted on The Nasdaq Stock Market.

401(k) Plan

Participation in our 401(k) plan is available to all our employees located in the United States. The 401(k) plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Consequently, contributions to the 401(k) plan by employees or by us, and the investment earnings on these contributions, are not taxable to employees until withdrawn from the 401(k) plan. Further, contributions by us, if any, will be deductible by us when made. Employees may elect to contribute up to 15% of their current annual compensation to the 401(k) plan up to the statutorily prescribed annual limit. During 2004, the Compensation Committee authorized and approved a 401(k) matching program for the benefit of all our U.S. employees who elect to contribute to the 401(k). Under the program as currently in effect, we match in cash each U.S. employee’s annual contribution to his or her 401(k) plan account on a dollar-for-dollar basis, up to an annual aggregate amount of 4% of the employee’s annual base salary, bonus and commissions, if any, subject to any applicable limits imposed by the Internal Revenue Service. The Company’s matching contribution vests over a four-year period and an employee forfeits any unvested dollar amounts in the event of his or her departure from employment with us prior to the completion of the applicable vesting period.

Employment and Other Arrangements

None of our employees currently has an employment agreement with us.

During 2004, we entered into management retention agreements with the Company’s executive officers at that time, other than our chief executive officer, and filed a copy of the underlying form of agreement as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2004. The agreements entitle those employees to enumerated severance benefits if, within the one year period immediately following a change of control (as defined in the agreement), we were to terminate the employee’s employment other than for cause (as defined in the agreement) or disability or the employee were to terminate his or her employment for good reason (as defined in the agreement). These severance benefits would include a lump sum payment of three times the sum of the employee’s annual base salary then in effect and the applicable targeted annual bonus, up to 24 months of continued medical benefits, full acceleration of vesting of the employee’s stock options, a tax equalization payment to eliminate the effects of any applicable excise tax, and financial planning and outplacement services for a period not to exceed one year and not to exceed $10,000.

In addition, we have entered into indemnification agreements with each of our executive officers and Directors for the indemnification of and advancement of expenses to these persons to the maximum extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

To our knowledge, no interlocking relationship exists, or has existed in the past, between the Board or Compensation Committee, on the one hand, and the Board or Compensation Committee of any other company, on the other hand.

Report of the Compensation Committee of the Novatel Wireless Board on Executive Compensation

Overview

The Compensation Committee of the Board of Directors is comprised of non-employee directors of the Company and operates pursuant to a written charter which the Board adopted in April 2000. Messrs. Rossi and Lim served on the Compensation Committee for all of 2004 and Mr. Pittard was elected to the Compensation Committee in July 2004. The Board has determined that each member of the Compensation Committee satisfies the applicable independence requirements specified by Marketplace Rule 4200 of the NASD, by Section 162(m) of the Internal Revenue Code and by Rule 16(b)-3 promulgated by the SEC pursuant to the Exchange Act:

Role of the Compensation Committee

The Compensation Committee is responsible for:

•	establishing and reviewing the general compensation policies and levels of compensation applicable to the Company’s chief executive officer, other executive officers and the Company’s non-employee directors in their respective capacities as Board and Board Committee members;

•	reviewing regional and industry-wide compensation practices in order to assess the adequacy and competitiveness of our executive compensation programs among comparable companies;

•	overseeing the Company’s stock option plan, its stock purchase plan and its 401(k) plan, including the determination of employees and parties who are to receive grants of stock or stock options and the terms of the grants; and

•	overseeing the Company’s Secondary Compensation Committee which is responsible for authorizing and approving stock option grants to newly hired employees.

General Policies Regarding Compensation of Executive Officers

In establishing compensation for the Company’s executive officers, the Compensation Committee seeks to:

•	attract and retain individuals of superior ability and managerial talent;

•	motivate individuals for the achievement of our operational and strategic business objectives; and

•	align the goals of our executive officers with those of our stockholders.

To these ends, the Company’s executive officer compensation package for the year ended December 31, 2004 consisted of a fixed base salary, a variable discretionary cash bonus, and a stock-based long-term incentive award. The Company retained the services of an independent compensation and benefits consultant in connection with determining 2004 executive officer compensation. Compensation for each executive officer is weighted towards the variable components in order to ensure that total compensation reflects the overall success or failure by the executive to meet the appropriate performance measures. In making its compensation decisions for the Company’s CEO and executive officers, the Compensation Committee reviews all components of compensation, including salary, bonus, equity and long-term incentive compensation and accumulated realized and unrealized stock option gains. (The Compensation Committee separately discusses 2004 CEO compensation later in this report.)

Base Salary.    The Compensation Committee establishes base salary levels for the executive officers after an annual review of the compensation of executives with comparable responsibilities at companies that the Compensation Committee deems to be similarly situated to the Company. The Compensation Committee generally compares the Company’s performance with that of other companies in the same and similar industries and also focuses on comparable companies, based on various metrics, that are located in the same general geographic region as the Company. In order to identify certain comparables, the Compensation Committee uses information provided in independent third-party published surveys including the Radford Executive Compensation Report as well as the services of an independent consultant. In addition, the Compensation Committee considers departmental performance, incumbent performance and experience, relative levels of pay among the executive officers and recommendations from the CEO for base salary levels other than his own. At its March 2004 meeting, the Compensation Committee approved base salary increases for the executive officers effective April 1, 2004. Other than with respect to the CEO, the annual base salary for each of the non-commissioned executive officers was set at $200,000 effective April 1, 2004 and the annual base salary for the commissioned executive officer was set at $160,000 effective January 16, 2004.

Annual Bonus.    The payment of annual bonuses to the Company’s executive officers is intended to promote a pay for performance philosophy. The Compensation Committee bases the amount of each executive officer’s annual bonus on a combination of three performance factors:

•	overall corporate performance;

•	departmental performance; and

•	individual performance.

The Compensation Committee measures overall corporate performance using a number of metrics including achievement of the Company’s operating plan. Departmental and individual achievements are measured against specific objectives communicated in advance to each executive officer. The Compensation Committee set target bonus levels, expressed as a percentage of annual salary, for each executive officer then employed at the Company at its March 2004 meeting. At its February 2005 meeting, the Compensation Committee reviewed executive officer performance against the stated benchmarks and considered the individual performance evaluations of each executive officer in making bonus awards for fiscal 2004 performance. The Summary Compensation Table set forth on page includes the bonus awards for the Company’s Named Executive Officers that were approved by the Compensation Committee in February 2005 and paid in full and in cash on February 28, 2005.

Long-Term Incentive Compensation.    The Compensation Committee recognizes that, while a cash bonus provides awards for positive short-term and mid-term performance, the interests of stockholders are best served by giving key employees the opportunity to participate in the appreciation of the value of the Company’s common stock through the granting of stock-based incentives. Stock-based incentives constitute the long-term portion of our executive officer and non-management employee compensation package. In granting stock-based awards, the Compensation Committee takes into account such factors as the amounts and value of long-term compensation and stock-based compensation received by similarly situated executives at competitive companies. At its April 2004 meeting, the Compensation Committee granted each executive officer options to purchase shares of the Company’s common stock at the fair market value of such stock on the date of grant. Those option grant amounts are reflected in the Summary Compensation Table on page 5 of this Form 10-K/A.

Other Benefits.    Each executive officer of the Company is entitled to participate in the Company’s Employee Stock Purchase Plan.

Other Compensation Committee Undertakings During 2004 Related to Executive Compensation. During 2004, the Compensation Committee authorized and approved a 401(k) matching program for the benefit of all the Company’s U.S. employees. Under the program as currently in effect, the Company matches in cash each U.S. employee’s annual contribution to his or her 401(k) plan account on a dollar-for-dollar basis, up to an annual aggregate amount of 4% of the employee’s annual base salary, bonus and commissions, if any, subject to the applicable limits imposed by the Internal Revenue Code. The Company’s matching contribution vests over a four-year period and an employee forfeits any unvested dollar amounts in the event of his or her departure from the Company prior to the completion of the applicable vesting period.

The Compensation Committee also reviewed, and continues to review, the anticipated effects on the Company’s financial statements of Statement 123R adopted by Financial Accounting Standards Board which requires that companies measure compensation costs for all stock-based compensation (including compensation attributable to the Company’s stock option and employee stock purchase plans as currently constructed) at fair value and, commencing in the third quarter of 2005, take a compensation charge equal to that value. In addition, the Compensation Committee examined possible alternatives to using stock options as a form of long-term incentive compensation, including the granting of restricted stock, stock appreciation rights and restricted stock units.

Limitation on Deductibility of Executive Compensation.    Section 162(m) of the Internal Revenue Code limits the deductibility of compensation paid to certain of the Company’s executive officers. To qualify for deductibility under Section 162(m), compensation in excess of $1,000,000 per year paid to the chief executive officer and the four other most highly compensated executive officers at the end of such fiscal year generally must be “performance-based” compensation as determined under Section 162(m). The Compensation Committee generally intends to comply with the requirements for full deductibility of executive compensation under Section 162(m). However, the Compensation Committee will balance the costs and burdens involved in such compliance against the value to Novatel Wireless and its stockholders of the tax benefits that the Company would obtain as a result, and may in certain instances pay compensation that is not fully deductible if in its determination such costs and burdens outweigh such benefits.

Chief Executive Officer Compensation with respect to 2004.

The Compensation Committee determined the compensation of Mr. Peter Leparulo, the Company’s CEO for the fiscal year ended December 31, 2004, in accordance with the criteria discussed above. Mr. Leparulo was not present during the Compensation Committee’s discussions about, or determination of, his compensation. Mr. Leparulo’s compensation was reviewed and analyzed by the Compensation Committee, in consultation with its independent consultant, in the context of all the aggregate amounts and mix of all the components of his total compensation. In addition it is the Compensation Committee’s practice to make most compensation decisions in a two-step process. At its March 2004 meeting, the Compensation Committee determined to increase Mr. Leparulo’s annual base salary from $235,000 to $350,000, effective April 1, 2004. In addition, at its April 2004 meeting, it granted him options to purchase 350,000 shares of the Company’s common stock at the fair market value of such stock on the date of grant. For 2004, Mr. Leparulo was eligible for a cash bonus of up to 75% of his base salary, dependent on his achievement of the various benchmarks that had been set by the Compensation Committee in 2004. At its February 2005 meeting, the Compensation Committee reviewed Mr. Leparulo’s performance against the stated benchmarks for the discretionary bonus, and determined that he had achieved the benchmarks in full and awarded Mr. Leparulo a bonus of $262,500 which the Company paid him in full and in cash on February 28, 2005.

Compensation Committee

Mark Rossi, Chairman

Peng K. Lim

Daniel E. Pittard

PERFORMANCE GRAPH

As a part of the disclosure requirements with respect to executive compensation, we are required to present a chart comparing the yearly percentage change in the cumulative total stockholder return on our common stock over a five-year period. However, since our common stock has been publicly traded only since November 16, 2000, such information is provided from that date through December 31, 2004.

The following graph compares the change in our cumulative stockholder return on our shares of common stock to the cumulative total return of the broad Nasdaq Stock Market, the Nasdaq Telecommunications Index and the Dow Jones Technology Sector Index from November 16, 2000, the date on which our common stock commenced trading on Nasdaq, to December 31, 2004. The graph assumes the investment of $100 in each of Novatel Wireless, the Nasdaq Market, the Nasdaq Telecommunications Index and the Dow Jones Technology Index on November 16, 2000, and as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return on Investment Since November 16, 2000

COMPARISON OF 49 MONTH CUMULATIVE TOTAL RETURN*

AMONG NOVATEL WIRELESS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX,

THE NASDAQ TELECOMMUNICATIONS INDEX AND THE DOW JONES US TECHNOLOGY INDEX

	Cumulative Total Return
	11/16/00	12/00	12/01	12/02	12/03	12/04
NOVATEL WIRELESS, INC.	100.00	137.50	13.56	0.72	4.44	14.36
NASDAQ STOCK MARKET (U.S.)	100.00	81.35	61.53	35.68	52.20	55.34
NASDAQ TELECOMMUNICATIONS	100.00	72.09	52.90	32.21	57.83	62.89
DOW JONES TECHNOLOGY	100.00	70.00	50.16	30.77	46.48	47.30

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 1, 2005 with respect to the beneficial ownership of our voting securities of (i) each person who, to our knowledge, beneficially owns more than 5% of any class of our voting securities, (ii) each of our directors and Named Executive Officers, individually, and (iii) all our directors and executive officers as a group. Our common stock is the only class of our voting equity securities currently issued and outstanding.

We have relied exclusively upon information provided to us by our directors, Named Executive Officers and executive officers and copies of documents that have been filed with the SEC by others for purposes of determining the number of shares of our capital stock each person beneficially owns. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes those persons who have voting or investment power with respect to the subject securities. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our capital stock beneficially owned by them. Percentage ownership in the table below is based on 29,021,238 shares of common stock outstanding on April 1, 2005. Shares of our stock subject to options or warrants that are exercisable within 60 days of April 1, 2005 are also deemed outstanding for purposes of calculating the percentage ownership of that person, and if applicable, the percentage ownership of executive officers and directors as a group, but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person.

	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Name and Address of Beneficial Owner(1)	Common	Common
RS Investment Management Co. LLC (2) 388 Market Street, Suite 200 San Francisco, CA 94111	1,792,499	6.15%
Horst J. Pudwill(3)	1,053,299	3.62
Robert H. Getz(4)	653,507	2.24
Mark Rossi(4)	653,507	2.24
Peter V. Leparulo(5)	381,054	1.30
Dan L. Halvorson(6)	82,350	*
Slim S. Souissi(7)	81,004	*
Patrick J. O’Bright(8)	79,023	*
Robert M. Hadley(9)	77,540	*
David A. Werner(10)	39,667	*
Peng K. Lim(11)	35,699	*
Daniel E. Pittard(12)	32,100	*
John H. Davis	—	—
All directors and executive officers as a group (14 persons)	2,704,111	8.94

*	Represents less than one percent of the outstanding class of voting securities.
(1)	Unless otherwise indicated, the principal address for each of the persons listed is c/o Novatel Wireless, Inc., 9645 Scranton Road, Suite 205, San Diego, CA 92121.
(2)

Includes shares common stock held by RS Investment Management Co. LLC, the parent company of registered investment advisers whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, these securities. No individual client’s holdings of such securities are more than five percent of the outstanding share amount. RS Investment Management, L.P. is a registered investment adviser and a managing member of registered investment advisers. RS Investment Management Co. LLC is the General Partner of RS Investment Management, L.P. George R. Hecht is a control person of RS Investment Management Co. LLC and RS Investment Management, L.P. Also includes a total of 129,919 shares of common stock issuable within 60 days of April 1, 2005 upon the exercise of warrants held by the following related entities: RS Emerging Growth Pacific Partners Master

Fund Unit Trust, 66,493 warrants; RS Emerging Growth Pacific Partners Onshore L.P., 3,064 warrants; RS Emerging Growth Partners L.P., 1,506 warrants; RS Emerging Growth Premium Partners L.P., 6,909 warrants; RS Internet Age Fund, 18,701 warrants; and The RS Information Age Fund, 33,246 warrants.

(3)	Includes 53,267 shares of common stock issuable within 60 days of April 1, 2005 upon the exercise of stock options held directly by Mr. Pudwill.
(4)	Includes 89,516 shares of common stock issuable upon the exercise of common stock purchase warrants held by Cornerstone Equity Investors IV, L.P. Also includes 74,366 shares of common stock issuable within 60 days of April 1, 2005 upon the exercise of stock options held directly by each of Mr. Getz and Mr. Rossi. Mr. Getz, one of our directors, and Mr. Rossi, the Chairman of our Board of Directors, are both managing directors of Cornerstone Equity Investors, LLC. Cornerstone Equity Investors IV, L.P., the record holder of these securities, is an investment fund whose managing general partner is Cornerstone Equity Investors, LLC. Excluding shares issuable upon exercise of stock options, Mr. Getz and Mr. Rossi together with Robert Knox and Dana O’Brien, exercise voting and investment control over these securities and each disclaims beneficial ownership except to the extent of his respective pecuniary interest therein.
(5)	Includes 1,015 shares of common stock and 380,039 shares of common stock issuable within 60 days of April 1, 2005 upon the exercise of stock options.
(6)	Includes 1,227 shares of common stock and 81,123 shares of common stock issuable within 60 days of April 1, 2005 upon the exercise of stock options.
(7)	Includes 1,190 shares of common stock and 79,814 shares of common stock issuable within 60 days of April 1, 2005 upon the exercise of stock options.
(8)	Represents 79,023 shares of common stock issuable within 60 days of April 1, 2005 upon the exercise of stock options.
(9)	Represents 77,540 shares of common stock issuable within 60 days of April 1, 2005 upon the exercise of stock options.
(10)	Represents 39,667 shares of common stock issuable within 60 days of April 1, 2005 upon the exercise of stock options.
(11)	Represents 35,699 shares of common stock issuable within 60 days of April 1, 2005 upon the exercise of stock options.
(12)	Represents 32,100 shares of common stock issuable within 60 days of April 1, 2005 upon the exercise of stock options.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2004 with respect to the shares of Common Stock that may be issued under existing equity compensation plans.

Equity Compensation Plan Information

Plan category	Name of Plan	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	The Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan	4,449,592	(1)	$13.17	1,586,245	(2)(3)
Equity compensation plans not approved by security holders	None	—		—	—

Total		4,449,592		$13.17	1,586,245

(1)	Our stockholders approved our amended and restated 2000 Stock Incentive Plan in September 2000, immediately prior to our initial public offering in November 2000. The amounts included in this table include options to purchase shares of our common stock that we issued under our predecessor plan, the amended and restated 1997 Employee Stock Option Plan, further grants under which were terminated on November 15, 2000.
(2)	As in effect as of the date of this Form 10-K/A, on the first day of each fiscal year while the Incentive Plan is in effect, shares available for issuance under the plan are added to the plan equal to the lesser of (i) 100,000 shares, (ii) three percent of the shares of our common stock outstanding on the last day of the prior fiscal year, or (iii) such lesser number of shares as our Board may determine in its sole discretion.
(3)	Includes 175,453 shares of the Company’s common stock issuable pursuant to the Company’s Amended and Restated 2000 Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions

NONE

Item 14.    Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The aggregate fees paid to KPMG LLP, our Independent Registered Public Accounting Firm, for 2004 and 2003, are as follows:

	Fees Paid
	2004	2003
Audit Fees (1)	$951,149	$260,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	$31,256	—
All Other Fees (4)	—	—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements. In 2004, audit fees also include fees for professional services rendered for the audits of (i) managements assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or reviews of our consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services rendered by KPMG LLP for tax compliance, tax advice and tax planning. In addition, the Company paid Deloitte & Touche $341,416 for tax services rendered in 2004 and $17,450 for tax services rendered in 2003.
(4)	All Other Fees consist of fees for products and services other than the services reported above.

Our Audit Committee annually reviews and pre-approves certain audit and non-audit services that may be provided by our Independent Registered Public Accounting Firm and establishes and pre-approves the aggregate fee level for these services. Any proposed services not included within the list of pre-approved services or any proposed services that will cause Novatel Wireless to exceed the pre-approved aggregate amount requires specific pre-approval by the Audit Committee. For 2004, all audit and not audit services that KPMG LLP rendered for us were pre-approved in accordance with Company guidelines.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, as of April 29, 2005.

NOVATEL WIRELESS, INC.

By:	/s/ DAN L. HALVORSON
Dan L. Halvorson Chief Financial Officer and Treasurer, (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 29, 2005.

Signature	Title

* Peter V. Leparulo	Chief Executive Officer (Principal Executive Officer) and Director

* Dan L. Halvorson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

* John H. Davis	Director

* Peng K. Lim	Director

* Daniel E. Pittard	Director

* Horst J. Pudwill	Director

* Mark S. Rossi	Director

* David A. Werner	Director

* By: /s/ DAN L. HALVORSON Dan L. Halvorson Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.