Form 10-Q
period 2005-03-31
NOVATEL WIRELESS INC
filed 2005-05-10
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURQUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to                     .

Commission file number: 000-31659

NOVATEL WIRELESS, INC.

(exact name of registrant as specified in its charter)

Delaware	86-0824673
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

9645 Scranton Road, Suite 205, San Diego, CA	92121
(Address of principal executive offices)	(zip code)

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

The number of shares of the Registrant’s common stock outstanding as of April 29, 2005 was 29,025,613.

As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “Novatel Wireless” refer to Novatel Wireless, Inc., a Delaware corporation and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. These forward-looking statements include, but are not limited to, statements regarding: increasing demand for access to wireless data and factors affecting that demand; the future growth of wireless wide area networking and factors affecting that growth; changes in wireless transmission standards and technologies; growth in 3G infrastructure spending; the sufficiency of our capital resources; the effect of changes in accounting standards and in aspects of our critical accounting policies; the utilization of our net operating loss carryforwards; the impact of expensing stock options effective January 1, 2006; and our general business and strategy, including plans and expectations relating to technology, product development, strategic relationships, customers, manufacturing, service activities and international expansion. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar words and phrases are also intended to identify forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$33,044,000	$16,486,000
Marketable securities	31,198,000	36,591,000
Accounts receivable, net of allowance for doubtful accounts of $102,000 in 2005 and $105,000 in 2004	24,341,000	14,061,000
Inventories	9,747,000	9,653,000
Prepaid expenses and other	2,034,000	2,182,000

Total current assets	100,364,000	78,973,000

Property and equipment, net	5,016,000	4,476,000
Marketable securities	21,798,000	28,144,000
Intangible assets, net	4,234,000	4,620,000
Other assets	110,000	110,000

	$131,522,000	$116,323,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,322,000	$5,952,000
Accrued expenses	9,158,000	7,962,000
Restructuring accrual	446,000	573,000
Deferred revenues	—	531,000
Current portion of capital lease obligations	624,000	1,127,000

Total current liabilities	28,550,000	16,145,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 2,000,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001, 50,000,000 shares authorized, 29,021,190 and 28,944,409 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	29,000	29,000
Additional paid-in capital	334,308,000	333,945,000
Accumulated other comprehensive loss	(557,000)	(336,000)
Accumulated deficit	(230,808,000)	(233,460,000)

Total stockholders’ equity	102,972,000	100,178,000

	$131,522,000	$116,323,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue	$32,328,000	$15,144,000
Cost of revenue	21,672,000	10,806,000

Gross profit	10,656,000	4,338,000

Operating costs and expenses:
Research and development	3,525,000	1,980,000
Sales and marketing	1,696,000	849,000
General and administrative	1,940,000	943,000

Total operating costs and expenses	7,161,000	3,772,000

Operating income	3,495,000	566,000
Other income (expense):
Interest income	538,000	15,000
Interest expense	(17,000)	(1,000)
Other income (expense), net	64,000	(56,000)

Income before taxes	4,080,000	524,000
Provision for income taxes	1,428,000	—

Net income	2,652,000	524,000
Accretion of dividends and beneficial conversion features pertaining to preferred stock	—	111,000

Net income available to common stockholders	$2,652,000	$413,000

Per share data:
Net income per common share:
Basic	$0.09	$0.03
Diluted	$0.09	$0.02
Weighted average shares used in computation of basic and diluted net income per common share:
Basic	28,991,293	15,275,822
Diluted	30,256,550	25,043,311

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,652,000	$524,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	924,000	889,000
Inventory write-offs	130,000	—
Loss on sale of property and equipment	—	78,000
Compensation for stock options issued below fair value	—	67,000
Increase (decrease) in cash resulting from changes in:
Restricted cash	—	(110,000)
Accounts receivable	(10,280,000)	(3,631,000)
Accounts receivable — related parties	—	399,000
Inventories	(224,000)	(1,231,000)
Prepaid expenses and other assets	148,000	(5,000)
Accounts payable	12,370,000	84,000
Accrued expenses	1,196,000	1,548,000
Restructuring accrual	(127,000)	(110,000)
Deferred revenues	(531,000)	(755,000)

Net cash provided by (used in) operating activities	6,258,000	(2,253,000)

Cash flows from investing activities:
Purchases of property and equipment	(1,078,000)	(150,000)
Purchases of intangible assets	—	(1,525,000)
Purchases of short-term securities	(1,706,000)	—
Short-term securities maturities/sales	6,989,000	—
Long-term securities maturities/sales	6,235,000	—

Net cash provided by (used in) investing activities	10,440,000	(1,675,000)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	363,000	3,244,000
Net proceeds from issuance of common stock	—	7,530,000
Payments under capital lease obligations	(503,000)	(113,000)

Net cash (used in) provided by financing activities	(140,000)	10,661,000

Net increase in cash and cash equivalents	16,558,000	6,733,000
Cash and cash equivalents, beginning of period	16,486,000	3,942,000

Cash and cash equivalents, end of period	$33,044,000	$10,675,000

Supplemental disclosure of non-cash investing and financing activities:
Accretion of dividends on Series A preferred stock		$18,000
Accretion of dividends on Series B preferred stock		93,000
Capital lease obligations		121,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,000	$1,000

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at March 31, 2005 and for the three months ended March 31, 2005 and 2004 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include revenue recognition, inventory valuation, allowance for doubtful accounts receivable, useful lives, valuation of intangible and long-lived assets, the use of option pricing models to establish values of equity instruments, deferred tax asset valuation allowance, the valuation of long – lived assets and estimates for costs recorded in restructuring and royalty accruals.

Stock Based Compensation

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which recognizes compensation expense on the grant date if the then current market price of the stock exceeds the exercise price.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement amends the disclosure requirements of SFAS No. 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In accordance with SFAS No. 123, the Company accounts for costs of stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25. Additionally, the Company discloses the pro forma effect on net income (loss) and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. During the first quarter of 2005, the Company issued options to purchase an aggregate of 1,289,138 shares of the Company’s common stock to employees and a non-employee director. The vesting schedule for 1,000,000 of these options is 20% at six months from the grant date and 1/30th of the remaining balance of the grant each month thereafter. The remaining option grants vest 25% at one year from the grant date and monthly thereafter for a total of four years. The weighted average exercise price per share of the options granted during the first quarter of 2005 was estimated to be $11.72 on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options granted during the three months ended March 31, 2005 was estimated to be $6.35 per share on the date of grant using the Black-Scholes option pricing model. For the three months ended March 31, 2005 and March 31, 2004, the following assumptions for option grants have been made: risk-free interest rate between 2.58% and 3.74%, dividend yields of 0%, expected volatility of 70% and 130%, respectively, and an expected life of the options of four years.

Had compensation expense been determined based on the fair value method at the dates of grant for the three months ended March 31, 2005 and 2004 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net income (loss) per share would have been reported as the pro forma amounts indicate below:

	March 31, 2005	March 31, 2004
Net income available to common stockholders, as reported	$2,652,000	$413,000
Net income (loss) available to common stockholders, pro forma	$921,000	$(803,000)
Net income per share, as reported - Basic	$0.09	$0.03
Net income (loss) per share, pro forma – Basic	$0.03	$(0.05)
Net income per share, as reported – Diluted	$0.09	$0.02
Net income (loss) per share, pro forma - Diluted	$0.03	$(0.03)

Future Accounting Requirements. In December 2004, the FASB revised Statement No. 123 (“SFAS No. 123R”), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. In April 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for the Company beginning in the first quarter of fiscal 2006. The Company plans to adopt the provisions of SFAS No. 123R using a modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date, will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. At March 31, 2005, unamortized compensation expense, as determined in accordance with SFAS No. 123, that the Company expects to record during fiscal 2006 was approximately $11.3 million before income taxes. The Company expects to incur additional expense during fiscal 2006 related to new awards granted during the remainder of fiscal 2005 and fiscal 2006 that cannot yet be quantified. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed in SFAS No. 123R will be applied to share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its consolidated financial statements.

2.	Balance Sheet Details

Restructuring Charges

As a result of the previous adverse economic developments in the Company’s industry sector throughout 2001, 2002 and 2003, the Company had reduced its operating costs, primarily through employee layoffs and facility consolidations. The restructuring accrual at March 31, 2005 and December 31, 2004 consists solely of facility closing costs.

The following table displays the activity and balances of the restructuring accrual from January 1, 2005 through March 31, 2005:

Balance – January 1, 2005	$573,000
Cash payments	(127,000)

Balance – March 31, 2005	$446,000

Cash payments for facility closing costs of $446,000 are expected to be paid ratably over the next 30 months.

Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Finished goods	$4,398,000	$2,436,000
Raw materials and components	5,349,000	7,217,000

	$9,747,000	$9,653,000

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2005	December 31, 2004
Royalties	$5,029,000	$4,524,000
Payroll and related expenses	1,473,000	2,175,000
Deferred income taxes payable	1,428,000	—
Product warranty and sales returns reserve	498,000	404,000
Professional fees	93,000	124,000
Other	637,000	735,000

	$9,158,000	$7,962,000

3.	Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States and Canada. The amount of the Company’s assets in the United States and Canada as of March 31, 2005 were $129.2 million and $2.3 million, respectively, and as of December 31, 2004 were $114.0 million and $2.3 million, respectively. For the three months ended March 31, 2005, approximately 65% of revenues were derived from international customers (Europe/Middle East/Africa 63%, Asia/Australia 1% and South America 1%) as compared to approximately 71% of revenues derived from international customers (Europe/Middle East/Africa 56%, Asia/Australia 15%), for the three months ended March 31, 2004.

Concentrations of Risk

Substantially all of the Company’s revenues are derived from the sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue is derived from a small number of customers. Three customers accounted for 34.1%, 25.3%, and 14.9% of revenues for the three months ended March 31, 2005. Five customers accounted for 15.0%, 13.3%, 12.9%, 12.9% and 12.7% of revenues for the three months ended March 31, 2004.

4.	Income Per Share

Basic income per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (currently consisting of warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
Basic weighted average common shares outstanding	28,991,293	15,275,822
Effect of dilutive securities:
Warrants	74,470	727,463
Options	1,190,787	2,135,793
Series A Preferred Stock	—	91,566
Series B Preferred Stock	—	6,812,667

Diluted weighted average common and potential common shares outstanding	30,256,550	25,043,311

Weighted average options and warrants to purchase a total of 965,976 shares of common stock for the three months ended March 31, 2005 and 1,260,409 shares of common stock for the three months ended March 31, 2004 were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

5.	Net income available to common stockholders

A reconciliation of the net income available to common stockholders is as follows:

	Three months ended March 31,
	2005	2004
Net income	$2,652,000	$524,000

Adjustments to net income used in computing basic and diluted net loss available to common stockholders:
Accretion of dividends on Series A convertible preferred stock	—	18,000
Accretion of dividends on Series B convertible preferred stock	—	93,000

Total adjustments	$—	$111,000

Net income available to common stockholders	$2,652,000	$413,000

6.	Income Taxes

Prior to 2004, the Company had generated significant tax net operating losses. Accordingly, the Company has net operating loss carryovers that may be used to offset future taxable income. As a result of ownership changes in 2003 (as defined by Section 382 of the Internal Revenue Code (IRC)), use of the Company’s Net Operating Losses will be limited in future years, and such limitation could be material. The Company is in the process of completing a formal IRC Section 382 study and analysis and has not yet determined the limitation of its Net Operating Loss carryforward for financial reporting purposes.

The Company currently estimates its annual effective income tax rate to be approximately 35% for fiscal 2005, as compared to the 2.5% effective income tax rate in fiscal 2004.

7.	Commitments and Contingencies

Royalties

The Company is required to make royalty payments on the sale of certain products which include licensed technology. For the three months ended March 31, 2005 and 2004, the Company incurred royalty expense of $2,782,000 and $1,256,000, respectively, which includes an accrual for royalty costs using the current best estimate of its obligation to holders of intellectual property with whom the Company has not entered into license agreements. These estimated royalty costs are based on various market data and other relevant information. If the Company enters into such definitive license agreements, the Company may need to revise its estimates accordingly.

Legal Matters

The Company is from time to time party to various legal proceedings arising in the ordinary course of business. Based on evaluation of these matters and discussions with its legal counsel, the Company believes that liabilities arising from or sums that may be paid in settlement of these existing matters will not have a material adverse effect on the consolidated results of operations or its financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004 contained in our 2004 annual report on Form 10-K.

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

Since our inception in 1996, we have been focused on the development and commercialization of technologies that allow for wireless access to data. We expanded our operations in advance of the launch of several new products in the late 1990s through 2001. Beginning in 2001, through early 2003, in response to the decline in the telecommunications industry, we implemented an operational and organizational restructuring to increase operating efficiency and conserve working capital. These restructuring activities included facility consolidations, reduction of employee staff, consultants and temporary labor and critical assessments of asset impairment and obsolete inventory.

Beginning in early 2003, we also aggressively pursued the development of innovative 3G products, refocused our research and development efforts on sales driven customer needs and focused our sales, marketing and distribution efforts on large wireless operators and related companies.

These efforts have contributed to an increase in our gross margin from a negative $35.7 million for fiscal year 2001 to a positive gross profit of $33.9 million for fiscal year 2004, and an improvement in our gross margin percentage from negative 81.7% in 2001 to positive 32.7% for 2004. We also reduced our operating loss from $28.0 million for 2002 to operating income of $13.4 million for 2004. For the three months ended March 31, 2005 our gross profit was $10.7 million, as compared to $4.3 million for the three months ended March 31, 2004.

Factors Which May Influence Future Results of Operations

We have entered into and expect to continue to enter into new customer contracts for the development and supply of our products and this may place significant demands on our resources.

Revenue. We believe that our revenue growth will be influenced largely by the speed and breadth of the increase in demand for wireless access to data through the use of next generation networks including demand for 3G products and 3G data access services, particularly in Europe, North America and Asia, end customer acceptance of our new product offerings that address these markets, and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	demand for broadband access services and networks;

•	use of the Internet;

•	rate of change to new products;

•	loss of significant customers;

•	drop in demand for CDMA, EVDO and UMTS products; and

•	changes in technologies.

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

Cost of Revenue. We currently outsource our manufacturing operations on various products to LG Innotek, Celestica and SerComm. All costs associated with these manufacturers are included in our cost of revenue. Cost of revenue also includes warranty costs, amortization of intangible licenses, royalty payments based on a percentage of revenue, operations group expenses, costs related to development services and costs related to inventory adjustments, including any write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. We plan to continue to outsource our manufacturing operations, and as our business grows we expect our manufacturing activity to increase.

Operating Expenses. Many of our products target wireless operators and other customers in Europe, North America and Asia. If these markets continue to grow, we will likely develop new products to serve these markets, resulting in increased research and development expenses associated with new product development. We have in the past and expect to continue in future periods to incur these expenses in periods prior to recognizing revenue from these products. In addition, the portion of our revenue derived from international sales has increased since 2003, requiring an expansion of our sales and marketing efforts and logistics support in these markets. The accounting for stock options beginning in the first quarter of 2006 will require us to use the fair value method to account for all stock-based compensation pursuant to Statement of Financial Accounting Standard No. 123, which will significantly increase our operating expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include revenue recognition, inventory valuation, allowance for doubtful accounts receivable, useful lives, valuation of intangible and long-lived assets, deferred tax asset valuation allowance, the use of option pricing models to establish values of equity instruments, the valuation of long – lived assets and estimates for costs recorded in restructuring and royalty accruals.

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

During 2003, we amended a joint development agreement containing multiple elements with one of our customers including development services and product shipments. Accordingly, we have separated the deliverables into units of accounting and allocated arrangement consideration to these deliverables in accordance with the provisions of Emerging Issues Task Force or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In accordance with EITF, Issue No. 00-21, $6.2 million in cash payments received in 2003 was deferred and was recognized as revenue when products were shipped or as development services were performed. During 2004, we recognized approximately $5.7 million of this deferred revenue and the remaining $531,000 was recognized during the three months ended March 31, 2005.

Allowance for Doubtful Accounts Receivable. We provide an allowance for our accounts receivable for estimated losses that may result from our customers’ inability to pay. We determine the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, and changes in customer payment cycles and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance. To minimize the likelihood of uncollectibility, we review our customers’ credit-worthiness periodically based on independent credit reporting services, our experience with our customers and the economic condition of our customers’ industries. Material differences may result in the amount and timing of expense for any period if we were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required. We have not experienced significant variances in the past between our estimated and actual allowance for doubtful accounts and anticipate that we will be able to continue to make reasonable estimates in the future.

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

We believe that the estimates we use in calculating the inventory reserve are reasonable and properly reflect the risk of excess and obsolete inventory. If customer demand for our inventory is substantially different from our estimates, inventory writedowns may be required, which could have a material adverse effect on our consolidated financial statements.

Warranty Costs. We accrue warranty costs based on estimates of future warranty related repairs or rework of products. Our warranty policy generally provides one-year or two-year coverage for products following the date of purchase. Our policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. In estimating our future warranty obligations we consider various relevant factors, including the historical frequency of claims and the cost to replace or repair products under warranty. We have not experienced significant variances in the past between our estimated and actual warranty costs. We have not experienced significant warranty expenses to date. Future expenses could be different, depending on the quality of our product design and manufacturing.

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

Our assessment includes comparing the carrying amounts of intangible and long-lived assets to their fair values, which are determined using a discounted cash flow model. This model requires estimates of our future revenues, profits, capital expenditures, working capital and other relevant factors. We estimate these amounts by evaluating our historical trends, current budgets, operating plans and other industry data. If the assets are considered to be impaired, the impairment charge recognized is the amount by which the asset’s carrying value exceeds its estimated fair value.

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

Royalty Costs. We have license agreements which commit us to royalty payments generally based on a percentage of the sales of our products using certain technologies. We recognize royalty obligations in accordance with the terms of the respective royalty agreements. We have accrued for royalty costs where agreements have not been finalized using our current best estimate of our obligation. These estimates are based on various market data information and other relevant information. If we enter into such definitive agreements, we may need to revise our estimates accordingly.

Income Taxes. We recognize Federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax authorities. We also recognize Federal, state and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carry forwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. As of March 31, 2005, a full valuation allowance had been recorded for all of our deferred tax assets. We will continue to evaluate the necessity for a full valuation allowance on our deferred tax assets each quarter. Our evaluation will be based upon the limitations imposed by the provisions of the IRC Section 382, as discussed in Footnote 6, consideration of our cumulative losses over the past few years and forecasts of continued profitability. Upon completion of this evaluation, we may reverse all or a portion of the valuation allowance, which may have a significant impact on our results of operations in that period.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue. Revenue for the three months ended March 31, 2005 increased $17.2 million, or 113.5%, to $32.3 million compared to $15.1 million for the same period in 2004. The overall increase in revenue is attributable to an increase in product sales of approximately $17.7 million primarily due to higher sales volumes resulting from our introduction of our new UMTS and EVDO products during the fourth quarter of 2004 and the first quarter of 2005. The increase in revenue was also attributable to the overall increase in demand for wireless products and wireless access services during the first quarter of 2005 as compared to the first quarter of 2004. Revenue recognized for development services was approximately $500,000 during the first quarter of 2005 as compared to approximately $1.0 million for the same period in 2004. We do not expect development services revenue to represent a significant percentage of total revenue in the foreseeable future.

Cost of revenue. Cost of revenue for the three months ended March 31, 2005 increased $10.9 million, or 100.6%, to $21.7 million compared to $10.8 million for the same period in 2004. The increase in cost of revenue was attributable to a $9.6 million increase in costs related to product shipments, an increase in royalty costs of approximately $1.5 million and an increase in manufacturing overhead costs of approximately $400,000. Cost of revenue related to products was higher due to the increase in product sales as described above. Total cost of revenue for development services during the first quarter of 2005 and 2004 amounted to $200,000 and $800,000, respectively.

Gross profit. Gross profit for the three months ended March 31, 2005 increased by $6.4 million, or 145.6% to $10.7 million compared to $4.3 million for the same period in 2004. The increase was primarily attributable to the increase in sales volume of our products with consistent or higher margins as discussed above. Gross margin as a percent of revenue increased to 33.0% for the three months ended March 31, 2005 compared to 28.7% for same period in 2004. The increase in gross margin as a percentage of revenue was primarily attributable to sales of products with higher margin and higher margins on development services revenue in 2005 as compared to 2004.

Research and development expenses. Research and development expenses for the three months ended March 31, 2005 increased $1.5 million, or 78.0%, to $3.5 million compared to $2.0 million for the same period in 2004. The increase was primarily attributable to increases in salary and related expenses of approximately $500,000, an increase of approximately $200,000 attributable to an increase in the use of research supplies and expendable equipment due to increased product development activities and an increase in research and development overhead and travel costs of approximately $200,000 in 2005 as compared to 2004. In addition, research and development expenses increased by approximately $600,000 as a result of the reassignment of research and development personnel from customer funded development contracts to internally funded research and development projects in 2005 as compared to the first quarter of 2004.

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2005 increased approximately $850,000, or 100%, to $1.7 million compared to approximately $850,000 for the same period in 2004. The increase was primarily a result of an increase in sales and marketing efforts which included hiring new personnel during the second half of 2004 and the first quarter of 2005, primarily to expand our European sales team, which increased salary and related expenses by approximately $500,000. In addition to the increases in personnel, marketing and related trade show and travel expenses increased by approximately $200,000.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2005 increased approximately $1.0 million, or 105.7%, to $1.9 million compared to $900,000 for the same period in 2004. The increase was primarily attributable to an increase in professional fees of approximately $500,000 due primarily to costs associated with complying with the requirements of The Sarbanes-Oxley Act of 2002 as well as fees associated with the ongoing professional fees associated with evaluating the ability to utilize our net operating losses and an increase in salary and related expenses of approximately $400,000 due to additional headcount increases during the second half of 2004 and the first quarter of 2005.

Interest income. Interest income increased by approximately $500,000 for the three months ended March 31, 2005 compared to the same period in 2004 due to the increase in our average cash and marketable securities balances in 2005 as compared to the three months ended March 31, 2004.

Provision for income taxes. Provision for income taxes of approximately $1.4 million for the three months ended March 31, 2005 consists of Federal and state taxes at our estimated effective tax rate of 35%. The difference between the Federal and state statutory rate of 40% and our effective tax rate is due primarily to research and development credits generated in 2005 and a low effective state tax rate.

Net income. For the three months ended March 31, 2005, we reported net income available to common stockholders of $2.7 million as compared net income available to common stockholders of $413,000 for the same period in 2004.

Liquidity and Capital Resources

As of March 31, 2005, we had approximately $86.0 million in cash, cash equivalents and short-term and long-term investments, which is an increase of approximately $4.8 million from December 31, 2004. We have historically financed our operating and capital resource requirements using cash flows from sales of equity securities and borrowings. During 2004 cash proceeds from operations became a source of financing.

Historical Cash Flows

Net cash provided by operating activities. Net cash provided by operating activities increased by $8.6 million to approximately $6.3 million for the three months ended March 31, 2005 compared to net cash used in operating activities of $2.3 million for the same period in 2004. This increase was primarily attributable to a $12.4 million increase in our accounts payable balance, a $1.2 million increase in accrued expenses and the $2.7 million of net income recorded for the three months ended March 31, 2005, which includes approximately $900,000 of non-cash depreciation and amortization expense. This increase was offset by a $10.3 million increase in our accounts receivable balance, a $500,000 decrease in deferred revenues and an increase in our inventories balance of approximately $200,000.

Net cash provided by investing activities. Net cash provided by investing activities for the three months ended March 31, 2005 was approximately $10.4 million compared to net cash used in investing activities of $1.7 million during the same period in 2004. Cash provided by investing activities in 2005 was primarily due to the net maturities/sales of marketable securities of $11.5 million offset by purchases of property and equipment of $1.1 million. Cash used in investing activities in 2004 was due to the purchases of intangibles of $1.5 million and purchases of property and equipment of $200,000.

Net cash used in financing activities. Net cash used in financing activities for the three months ended March 31, 2005 was approximately $100,000, compared to $10.7 million provided by financing activities during the same period in 2004. Cash used in financing activities in 2005 was due to the payments on capital lease obligations of approximately $500,000, offset by $400,000 of proceeds received from the exercise of common stock options. Cash provided from financing activities in 2004 was primarily attributable to the net proceeds of $7.5 million from the issuance of common stock and proceeds from the exercise of common stock options and warrants of $3.2 million.

Current Sources of Capital and Liquidity

As of March 31, 2005, we had working capital of $71.8 million and approximately $86.0 million in cash and cash equivalents and marketable securities.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at March 31, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by Fiscal Year
	2005	2006	2007	2008	Total
Capital lease and other obligations	$624,000	$—	$—	$—	$624,000
Operating leases	913,000	1,454,000	1,154,000	2,000	3,523,000
Committed purchase orders	30,428,000	—	—	—	30,428,000

Total contractual cash obligations	$31,965,000	$1,454,000	$1,154,000	$2,000	$34,575,000

Other Liquidity Needs

During the next twelve months we plan to incur approximately $5.0 million to $7.0 million for the acquisition of additional licenses and for capital expenditures. In addition, certain of our operating leases related to consolidated facilities obligate us to pay an aggregate of approximately $2.5 million, net of sublease income, over the next 30 months. This obligation is included in the operating lease commitments in the above table.

We believe that our available cash and investments together with our operating cash flows, will be sufficient to fund operations, including the continued expansion of our sales and marketing team, the further development of our new products and the related increase in our general and administrative expenses, and to satisfy our working capital requirements and anticipated capital expenditures for the next twelve months. We expect that a significant source of funds in the future will be our operating cash flow. Our future revenue is dependent on us fulfilling our commitments in accordance with agreements with a small number of major customers. Our liquidity could be impaired if there is any interruption in our business operations, a material failure to satisfy these contractual commitments or a failure to generate additional revenue from new or existing products.

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

A significant portion of our revenue comes from a small number of customers. Our top ten customers for the three months ended March 31, 2005 and 2004 accounted for approximately 94.7% and 88.3% of our revenue, respectively. Our top ten customers for the years ended December 31, 2004 and 2003 accounted for approximately 67.7% and 94.7% of our revenue, respectively. Similarly, our revenue could be adversely affected if we are unable to retain the level of business of any of our significant customers or if we are unable to diversify our customer base. We expect that a small number of customers will continue to combine to account for a substantial amount of our revenue for the foreseeable future.

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

We currently rely on third party manufactures to manufacture our products, which expose us to a number of risks and uncertainties outside our control.

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

In addition to our manufacturing activities in Asia, a significant portion of our sales activity takes place in Europe. In addition, a significant portion of our research and development staff is located in Canada. Our international sales accounted for approximately 65% of our revenue for the three months ended March 31, 2005 and 71% for the three months ended March 31, 2004. Although our experience in marketing, selling, distributing and manufacturing our products and services internationally is limited, we expect to further expand our international sales and marketing activities in the future. Consequently, we are subject to certain risks associated with doing business abroad, including:

•	difficulty in managing widespread sales, research and development operations and post sales logistics and support;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets, and changes in diplomatic and trade relationships;

•	Less effective protection of intellectual property and general exposure to different legal standards;

•	trade protection measures and import or export licensing requirements;

•	Potentially negative consequences from changes in tax laws;

•	increased expenses associated with customizing products for different countries;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	longer collection cycles and difficulties in collecting accounts receivable;

•	longer sales cycles;

•	international terrorism;

•	loss or damage to products in transit; and

•	international dock strikes or other transportation delays.

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

We incurred significant operating losses and net losses in each annual period since our inception until the beginning of 2004. In 2004, we reached profitability for the first time since our inception and recorded net income available to common stockholders of $13.7 million for the year ended December 31, 2004. We incurred net losses available to common shareholders of $16.7 million for the fiscal year ending 2003 and $53.5 million for the fiscal year ending 2002. For the three months ended March 31, 2005, we recorded net income available to common stockholders of $2.7 million. We had positive cash flows from operations of $5.6 million for the year ended December 31, 2004, while we had negative cash flows from operations of $400,000 for the fiscal year ending December 31, 2003 and $28.7 million for the fiscal year ending December 31, 2002. For the three months ended March 31, 2005, we had positive cash flow from operations of $6.3 million. As of March 31, 2005, we had an accumulated deficit of $230.8 million. If we are unable to generate revenue and gross margins to sufficiently offset our increasing expenses, we may not maintain profitability and may incur operating losses, net losses and negative cash flow from operations.

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

From our inception in 1996 through December 31, 2004, we generated an aggregate of approximately $156.5 million in net operating loss carryforwards for federal income tax purposes. Generally, these net operating loss carryforwards may be used to offset taxable income in future periods, but are limited in that they are available for a maximum of 20 years following the year in which the respective net operating loss in generated. In addition, the availability of tax loss carryforwards may be limited both in the aggregate and on an annual basis in the event of an ownership change as specified in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). During the year ended December 31, 2003, we completed a series of financing transactions, including the issuance of our Series B Convertible Preferred Stock. We are currently analyzing and evaluating those equity issuances and related transactions in the context of Section 382 of the Code to determine the impact, if any, they may have had on the future utilization of our net operating loss carryforwards. Though we have not yet completed our analysis, we have recorded a $1.4 million provision for income taxes for the three months ended March 31, 2005. This expense assumes the utilization of minimal net operating loss carryforwards. There can be no assurance that we will be able to us some or all of our historical net operating loss carryforwards to offset future taxable income.

For financial reporting purposes, net operating loss carryforwards are reflected as a deferred tax asset on a company’s balance sheet representing an amount available for offset the estimated income taxes attributable to future taxable income net of any valuation allowances established to reflect the possibility of less than full utilization of the deferred tax asset. At December 31, 2004, we had established a valuation allowance equal to the full amount of the deferred tax asset attributable to our net operating loss carryforwards. The valuation allowance on the deferred tax asset balance at December 31, 2004 was approximately $67.5 million. As of March 31, 2005, we have maintained the full valuation allowance on our deferred tax asset. In calculating our tax provision for future periods, we will continue to assess the likelihood that we will be able to use the deferred tax assets, taking into consideration forecasted book and taxable income and potential limits resulting from ownership changes and other adjustments, if any, and will revise the valuation allowance on the deferred tax assets as appropriate. Our evaluation will be based upon the limitations imposed by the provisions of the IRC Section 382, as discussed in Footnote 6 to the financial statements, consideration of our cumulative losses over the past few years and forecasts of continued profitability. Upon completion of our evaluation, we may reverse all or a portion of the valuation allowance, which may have a significant impact on our results of operations in that period. The tax benefit recognized upon the reversal of all or part of the valuation allowance may distort the trends in our net income after income taxes and, accordingly, would impact the comparability of our results with other periods. This may make our financial results appear more favorable than those of companies with similar operations and without the availability of net operating loss carryforwards or other deferred tax assets.

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

In December 2004, the FASB adopted Statement 123R, “Share Based Payment,” which will require us, beginning in the first quarter of 2006, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and record a compensation charge equal to that value. This compensation charge for the cost of stock option grants will have an adverse effect on our future net income and earnings per share compared to our historical operating results.

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. A change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At March 31, 2005, we had $86.0 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $33.0 million of our cash and cash equivalents at March 31, 2005, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the interest income generated from the $53.0 million of our investments by approximately $500,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our Consolidated

Statements of Operations until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

Foreign Currency Exchange Rate Risk

During the first quarter of fiscal 2005, approximately $6.2 million of our sales transactions were denominated in Euros. In order to hedge against the short-term impact of foreign currency fluctuations on our accounts receivable balances we have entered into forward foreign exchange contracts. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. If foreign currency rates were to fluctuate by 10% from rates at March 31, 2005, our financial position, results of operations and cash flows would not be materially affected. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

All of our outstanding foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. As of March 31, 2005 the total amount of outstanding forward contracts amounted to 5.5 million Euros. During the quarter ended March 31, 2005 we recorded an unrealized gain of approximately $217,000 on our forward contracts. This unrealized gain was offset by a foreign currency loss of $182,000 recorded in other income and expense related to our foreign currency receivable balances denominated in Euros during the quarter ended March 31, 2005

Revenues generated outside the United States (denominated in U.S. dollars), as a percentage of total revenues were approximately 65% for the first quarter March 31, 2005 and 71% for the same period in 2004. Fluctuations in foreign exchange rates could impact future operating results.

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

As of March 31, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls: There have been no significant changes in our internal control over financial reporting or identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.5	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and some of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and some of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.4	Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed January 18, 2002).

4.5	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed January 18, 2002).

4.6	Form of Preferred Stock and Warrant Purchase Agreement entered into in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 18, 2002).

4.7	Warrant to Purchase Stock, issued in connection with the Company’s facility with Silicon Valley Bank (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended).

4.8	Form of Common Stock Purchase Warrant issued in connection with the Company’s 1999 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended).

4.9	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series C Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended).

4.10	Form of Common Stock Purchase Warrant issued in connection with the Company’s Debenture Financing (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended).

4.11	Form of Common Stock Purchase Warrant issued in connection with the Company’s Series D Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (No. 333-81190), filed January 22, 2002, as amended).

4.12	Registration Rights Agreement dated as of September 12, 2002 by and among the Company and some of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.13	Form of Common Stock Purchase Warrant issued in connection with the Company’s September 2002 Financing Transaction (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.14	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.15	Form of Secured Convertible Subordinated Note issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.16	Form of Secured Convertible Subordinated Note issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.17	Form of Common Stock Purchase Warrant issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.18	Form of Security Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.19	Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.20	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report to Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.21	Registration Rights Agreement entered into in connection with the Company’s January 2004 Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report to Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.22	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Financing Transaction (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1	1997 Employee Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.2	2000 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

10.3	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.4	Form of Indemnification Agreement by and between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.5	Form of Management Retention Agreement by and between the Company and certain of its executive officers (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.6	Form of Senior Management Bonus Plan

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2005	Novatel Wireless, Inc.

	By:	/s/ DAN L. HALVORSON
Dan L. Halvorson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)