Form 10-Q
period 2005-06-30
NOVATEL WIRELESS INC
filed 2005-08-09
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the Registrant’s common stock outstanding as of August 1, 2005 was 29,147,187.

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

Trademarks

“Novatel Wireless”, the Novatel Wireless logo, “Merlin,” “MobiLink,” “Freedom Box,” “Expedite,” “Ovation” and “Conversa” are trademarks of Novatel Wireless, Inc. Other trademarks, trade names or service marks used in this report are the property of their owners.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$31,935	$16,486
Marketable securities	40,403	36,591
Accounts receivable, net of allowance for doubtful accounts of $78 in 2005 and $105 in 2004	24,752	14,061
Inventories	14,864	9,653
Prepaid expenses and other	3,400	2,182

Total current assets	115,354	78,973

Property and equipment, net	6,304	4,476
Marketable securities	20,038	28,144
Intangible assets, net	4,042	4,620
Other assets	224	110

	$145,962	$116,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,779	$5,952
Accrued expenses	12,276	7,962
Restructuring accrual	448	573
Deferred revenue	29	531
Capital lease obligation	112	1,127

Total current liabilities	39,644	16,145

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $0.001, 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized, 29,133 and 28,944 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	29	29
Additional paid-in capital	334,606	333,945
Accumulated other comprehensive loss	(402)	(336)
Accumulated deficit	(227,915)	(233,460)

Total stockholders’ equity	106,318	100,178

	$145,962	$116,323

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$38,597	$24,116	$70,924	$39,260
Cost of revenue	26,769	16,409	48,440	27,215

Gross profit	11,828	7,707	22,484	12,045

Operating costs and expenses:
Research and development	4,438	2,393	7,963	4,373
Sales and marketing	1,589	990	3,285	1,839
General and administrative	1,704	1,285	3,644	2,228

Total operating costs and expenses	7,731	4,668	14,892	8,440

Operating income	4,097	3,039	7,592	3,605
Other income (expense):
Interest income and expense, net	498	143	1,020	157
Other income (expense), net	(144)	20	(81)	(37)

Income before taxes	4,451	3,202	8,531	3,725
Provision for income taxes	(1,558)	—	(2,986)	—

Net income	2,893	3,202	5,545	3,725
Accretion of dividends and beneficial conversion features pertaining to preferred stock	—	(34)	—	(145)

Net income available to common stockholders	$2,893	$3,168	$5,545	$3,580

Per share data:
Net income per common share:
Basic	$0.10	$0.13	$0.19	$0.18
Diluted	$0.10	$0.11	$0.18	$0.14
Weighted average shares used in computation of basic and diluted net income per common share:
Basic	29,048	23,676	29,020	19,476
Diluted	30,212	28,614	30,247	26,896

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$5,545	$3,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,947	1,672
Inventory write-offs	130	—
Gain on sale of property and equipment	(15)	(3)
Compensation for stock options issued below fair value	—	127
Increase (decrease) in cash resulting from changes in:
Restricted cash	—	460
Accounts receivable, net	(10,691)	(4,558)
Inventories	(5,341)	(2,359)
Prepaid expenses and other assets	(1,332)	397
Accounts payable	20,827	3,603
Accrued expenses	4,314	3,772
Restructuring accrual	(125)	(234)
Deferred revenue	(502)	(2,372)

Net cash provided by operating activities	14,757	4,230

Cash flows from investing activities:
Purchases of property and equipment	(2,987)	(847)
Proceeds from sale of property and equipment	—	44
Purchases of intangible assets	(195)	(1,525)
Purchases of securities	(17,720)	(9,248)
Securities maturities/sales	21,948	—

Net cash provided by (used in) investing activities	1,046	(11,576)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	661	4,158
Proceeds from issuance of common stock, net	—	68,473
Principal payments under capital lease obligations	(1,015)	(171)

Net cash (used in) provided by financing activities	(354)	72,460

Net increase in cash and cash equivalents	15,449	65,114
Cash and cash equivalents, beginning of period	16,486	3,942

Cash and cash equivalents, end of period	$31,935	$69,056

Supplemental disclosure of non-cash investing and financing activities:
Accretion of dividends on Series A preferred stock	$—	$18
Accretion of dividends on Series B preferred stock	—	127
Conversion of Series B preferred stock into shares of common	—	7
Capital lease obligations	—	809
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24	$1

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at June 30, 2005 and for the three and six months ended June 30, 2005 and June 30, 2004 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period’s financials statements to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ materially from these estimates. Significant estimates include revenue recognition, allowance for doubtful accounts receivable, inventory valuation, provision for warranty and price protection costs, useful lives, valuation of intangible and long-lived assets, the use of option pricing models to establish values of equity instruments, deferred tax asset valuation allowance, the valuation of long – lived assets and estimates for costs recorded in restructuring and royalty accruals.

Stock Based Compensation

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which recognizes compensation expense on the grant date if the then current market price of the stock exceeds the exercise price.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In accordance with SFAS No. 123, the Company accounts for costs of stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25. Additionally, the Company discloses the pro forma effect on net income and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123. During the six months ended June 30, 2005, the Company issued options to purchase an aggregate of 1,346,388 shares of the Company’s common stock to employees and a non-employee director. The vesting schedule for 1,000,000 of these options is generally 20% at six months from the vesting commencement date and 1/30th of the remaining balance of the grant each month thereafter. The remaining option grants vest 25% at one year from the vesting commencement date and monthly thereafter for a total of four years. However, the Company’s 2000 Stock Incentive Plan, pursuant to which these options were granted, permits accelerated vesting upon a change in control of the Company. The weighted average exercise price per share of the options granted during the six months ended June 30, 2005 was estimated to be $11.67 on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options granted during the six months ended June 30, 2005 was estimated to be $6.41 per share on the date of grant using the Black-Scholes option pricing model. For the six months ended June 30, 2005 and June 30, 2004, the following assumptions for option grants have been made: risk-free interest rates of 3.80% and 2.51%, respectively, dividend yields of 0%, expected volatility of 70% and 160%, respectively, and an expected life of the options of four years.

Had compensation expense been determined based on the fair value method at the dates of grant for the six months ended June 30, 2005 and June 30, 2004 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net income (loss) per share would have been reported as the pro forma amounts indicate below (In thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income available to common stockholders, as reported	$2,893	$3,168	$5,545	$3,580
Add: Share-based employee compensation expense included in reported net income available to common stockholders, net of related tax benefits	—	—	—	—
Deduct: Share-based employee compensation expense determined under the fair value based method for all awards, net of related tax benefits	(3,128)	(2,646)	(6,196)	(3,959)

Net income (loss) available to common stockholders, pro forma	$(235)	$522	$(651)	$(379)

Net income per share, as reported – Basic	$0.10	$0.13	$0.19	$0.18
Net income (loss) per share, pro forma – Basic	$(0.01)	$0.02	$(0.02)	$(0.02)
Net income per share, as reported – Diluted	$0.10	$0.11	$0.18	$0.14
Net income (loss) per share, pro forma – Diluted	$(0.01)	$0.02	$(0.02)	$(0.01)

Future Accounting Requirements

In March 2005, the SEC released Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB 107) . SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107 on its consolidated financial statements as it prepares to adopt SFAS 123R.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires companies to expense the estimated fair value of employee stock options and similar awards. In April 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for the Company beginning in the first quarter of fiscal 2006. The Company plans to adopt the provisions of SFAS No. 123R using the modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date, will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. At June 30, 2005, unamortized compensation expense, as determined in accordance with SFAS No. 123, that the Company expects to record during fiscal 2006 was approximately $10.8 million before income taxes. The Company expects to incur additional expense during fiscal 2006 related to new awards granted during the remainder of fiscal 2005 and during fiscal 2006 that cannot yet be quantified. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed in SFAS No. 123R will be applied to share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as current period charges . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

2.	Balance Sheet Details

Marketable Securities

As of June 30, 2005, unrealized losses of $402 are included in accumulated other comprehensive loss. The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following as of June 30, 2005 (In thousands):

	Maturity in Years	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	1 or less	$5,953	$(10)	$5,943
Corporate debentures/bonds	1 or less	29,633	(150)	29,483
Commercial paper	1 or less	4,978	(1)	4,977

Total short-term marketable securities		40,564	(161)	40,403

U.S. Agency securities	1 to 2	8,999	(93)	8,906
Corporate debentures/bonds/preferred	1 to 2	11,280	(148)	11,132

Total long-term marketable securities		20,279	(241)	20,038

		$60,843	$(402)	$60,441

Inventories

Inventories consist of the following (In thousands):

	June 30, 2005	December 31, 2004
Finished goods	$11,761	$2,436
Raw materials and components	3,103	7,217

	$14,864	$9,653

Accrued Expenses

Accrued expenses consist of the following (In thousands):

	June 30, 2005	December 31, 2004
Royalties	$6,338	$4,524
Deferred income taxes payable	2,986	—
Payroll and related expenses	2,098	2,175
Product warranty and sales returns reserve	335	404
Professional fees	250	124
Other	269	735

	$12,276	$7,962

Restructuring Accrual

As a result of the previous adverse economic developments in the Company’s industry sector, the Company reduced its operating costs from 2001 through 2003, primarily through employee layoffs and facility consolidations. The restructuring accrual related to these cost reductions at June 30, 2005 and December 31, 2004 consists solely of facility closing costs.

The following table displays the activity and balances of the restructuring accrual from January 1, 2005 through June 30, 2005 (In thousands):

Balance – January 1, 2005	$573
Net cash payments	(125)

Balance – June 30, 2005	$448

Cash payments for facility closing costs of $448 are expected to be paid ratably over the next 27 months.

3.	Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States and Canada. The amount of the Company’s assets in the United States and Canada as of June 30, 2005 were $143.5 million and $2.5 million, respectively, and as of December 31, 2004 were $114.0 million and $2.3 million, respectively. For the six months ended June 30, 2005, approximately 66% of revenues were derived from international customers (Europe/Middle East/Africa 64%, Asia/Australia 2%) as compared to approximately 76% of revenues derived from international customers (Europe/Middle East/Africa 63%, Asia/Australia 13%), for the six months ended June 30, 2004.

Concentrations of Risk

Substantially all of the Company’s revenues are derived from the sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue is derived from a small number of customers. Three customers accounted for 23.7%, 15.5%, and 12.1% of revenues for the six months ended June 30, 2005. Two customers accounted for 14.6% and 10.7% of revenues for the six months ended June 30, 2004.

4.	Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (currently consisting of warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three and six months ended June 30, 2005 and 2004 (In thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	29,048	23,676	29,020	19,476
Effect of dilutive securities:
Warrants	59	268	67	485
Options	1,105	2,136	1,160	2,127
Series A Preferred Stock	—	—	—	46
Series B Preferred Stock	—	2,534	—	4,762

Diluted weighted average common and potential common shares outstanding	30,212	28,614	30,247	26,896

Weighted average options and warrants to purchase a total of 2,111,239 and 1,735,077 shares of common stock for the three and six months ended June 30, 2005, respectively, and 1,767,266 and 2,000,437 shares of common stock for the three and six months ended June 30, 2004, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

5.	Net Income Available to Common Stockholders

A reconciliation of the net income available to common stockholders is as follows (In thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net income	$2,893	$3,202	$5,545	$3,725

Adjustments to net income used in computing basic and diluted net income available to common stockholders:
Accretion of dividends on Series A convertible preferred stock	—	—	—	(18)
Accretion of dividends on Series B convertible preferred stock	—	(34)	—	(127)

Total	—	(34)	—	(145)

Net income available to common stockholders	$2,893	$3,168	$5,545	$3,580

6.	Income Taxes

Prior to 2004, the Company had generated significant tax net operating losses. Accordingly, the Company has net operating loss carryforwards that may be used to offset future taxable income. As a result of ownership changes in 2003 (as defined by Section 382 of the Internal Revenue Code (IRC)), use of the Company’s net operating losses will be limited in future years, and such limitation could be material. The Company is in the process of completing a formal IRC Section 382 study and analysis, and has not yet determined the limitation of its Net Operating Loss carryforward for financial reporting purposes.

The Company currently estimates its annual effective income tax rate to be approximately 35% for fiscal 2005, as compared to the 2.5% effective income tax rate in fiscal 2004.

7.	Commitments and Contingencies

Royalties

The Company is required to make royalty payments on the sale of certain products which include licensed technology. For the six months ended June 30, 2005 and 2004, the Company incurred royalty expense of $6.2 million and $3.5 million, respectively, which includes an accrual for royalty costs using the current best estimate of its obligation to holders of intellectual property with whom the Company has not entered into license agreements. These estimated royalty costs are based on various market data and other relevant information. If the Company enters into such definitive license agreements, the Company may need to revise its estimates accordingly.

Legal Matters

From time to time the Company is party to various legal proceedings arising in the ordinary course of business. Based on evaluation of these matters and discussions with its legal counsel, the Company believes that liabilities arising from or amounts that may be paid in settlement of these existing matters would not have a material adverse effect on the consolidated results of operations or its financial position.

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

Overview and Background

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products includes 3G wireless PC card modems, embedded modems, ruggedized modems, communications software and Multimedia Application Consoles for wide area and local area networks, which we sell principally to wireless network operators and to a lesser extent, distributors, original equipment manufacturers or OEMs and vertical markets worldwide. Through the integration of our hardware and software, our products are designed to operate on wireless networks throughout the world and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. We also offer software engineering, integration and design services to our customers to facilitate the use of our products.

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

These efforts have contributed to an increase in our gross margin from a negative $35.7 million for fiscal year 2001 to a positive $33.9 million for fiscal year 2004, and an improvement in our gross margin percentage from negative 81.7% in 2001 to positive 32.7% for 2004. For the six months ended June 30, 2005 our gross profit was $22.5 million, as compared to $12.0 million for the six months ended June 30, 2004. We also reduced our operating loss from $28.0 million for fiscal year 2002 to operating income of $13.4 million for fiscal year 2004 and $7.6 million for the six months ended June 30, 2005.

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

Revenue. We believe that our revenue growth will be influenced largely by the speed and breadth of the increase in demand for wireless access to data through the use of next generation networks including demand for 3G products and 3G data access services, particularly in Europe, North America and Asia, end customer acceptance of our new product offerings that address these markets, and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	demand for broadband access services and networks;

•	use of the Internet;

•	rate of change to new products;

•	loss of significant customers;

•	increase in competition;

•	timing of deployment of 3G networks by carriers;

•	drop in demand for CDMA, EVDO and UMTS products; and

•	changes in technologies.

We began shipping our first 3G products in December 2003. We have shipped four new 3G products since then and anticipate introducing additional 3G products during the second half of 2005. In the future, we may enter into customer contracts for development services, but not at significant levels in relation to total revenue. Certain end customers have purchased our products through our strategic relationship with Lucent Technologies.

Cost of Revenue. We currently outsource our manufacturing operations on various products to LG Innotek, Celestica and SerComm. All costs associated with these manufacturers are included in our cost of revenue. Cost of revenue also includes warranty costs, amortization of intangible licenses, royalties based on a percentage of revenue, operations group expenses, costs related to development services and costs related to inventory adjustments, including any write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. We plan to continue to outsource our manufacturing operations, and as our business grows we expect our manufacturing activity to increase.

Operating Expenses. Many of our products target wireless operators and other customers in Europe, North America, Asia and Africa. If these markets continue to grow, we will likely develop new products to serve these markets, resulting in increased research and development expenses associated with new product development. We have in the past and expect to continue in future periods to incur these expenses in periods prior to recognizing revenue from these products. In addition, the accounting for stock options beginning in the first quarter of 2006 will require us to use the fair value method to account for all stock-based compensation pursuant to Statement of Financial Accounting Standard No. 123R, which will significantly increase our operating expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include revenue recognition, allowance for doubtful accounts receivable, inventory valuation, provision for warranty costs and price protection, useful lives, valuation of intangible and long-lived assets, deferred tax asset valuation allowance, the use of option pricing models to establish values of equity instruments, the valuation of long – lived assets and estimates for costs recorded in restructuring and royalty accruals.

Revenue Recognition. Our revenue is generated from the sale of wireless modems to wireless operators, OEM customers and distributors, and from development services contracts. Revenue from product sales is recognized upon the latest of transfer of title or shipment of the product to the customer. For product sales with acceptance provisions, revenue is recognized at such time that the acceptance provisions are satisfied. We record deferred revenue for cash payments received from customers in advance of when revenue recognition criteria are met. We grant price protection provisions to certain customers and tracks pricing and other terms offered to customers buying similar products to assess compliance with these provisions. We establish reserves for estimated product returns and price protection allowances in the period in which revenue is recognized. In estimating future product returns, we consider various relevant factors, including our stated return policies and practices and historical trends. We recognize revenue in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), as amended by SAB No. 104, which provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.

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

During 2003, we amended a joint development agreement containing multiple elements with one of our customers including development services and product shipments. Accordingly, we have separated the deliverables into units of accounting and allocated arrangement consideration to these deliverables in accordance with the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In accordance with EITF Issue No. 00-21, $6.2 million in cash payments received in 2003 was deferred and was recognized as revenue when products were shipped or as development services were performed. During 2004, we recognized approximately $5.7 million of this deferred revenue and the remaining $531,000 was recognized during the first quarter of 2005.

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

Inventory Valuation. Inventories are stated at the lower of cost (first-in, first-out method) or market. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess and obsolete inventory based on estimated future usage and sales. Write-downs in inventory value depend on various items, including factors related to customer demand as discussed under “Revenue” above, economic and competitive conditions, technological advances or new product introductions by us or our customers that vary from our current expectations.

We believe that the estimates we use in calculating the inventory reserve are reasonable and properly reflect the risk of excess and obsolete inventory. If customer demand for our inventory is substantially less than our estimates, inventory writedowns may be required, which could have a material adverse effect on our consolidated financial statements.

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

The timing and frequency of our impairment test is based on an ongoing assessment of triggering events that could reduce the fair value of our long-lived assets below their carrying value. We monitor our intangible and long-lived asset balances and conduct formal tests on at least an annual basis or earlier when impairment indicators are present. We believe that the assumptions and estimates we used to value intangible and long-lived assets were appropriate based on the information available to management. The majority of our long-lived assets are being amortized or depreciated over relatively short periods, typically three to five years. This reduces the risk of large impairment charges in any given period. However, most of these assets are associated with technology that changes rapidly and such changes could have an immediate impact on our impairment analysis.

Royalty Costs. We have license agreements which commit us to royalty payments generally based on a percentage of the sales price of our products using certain technologies. We recognize royalty obligations in accordance with terms of the respective royalty agreements. We have accrued for royalty costs where agreements have not been finalized using our current best estimate of our obligation. These estimates are based on various market data information and other relevant information. When the agreements are finalized, we will revise our estimates accordingly.

Income Taxes. We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax authorities. We also recognize federal, state and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carry forwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. As of June 30, 2005, a full valuation allowance had been recorded on all of our deferred tax assets. We will continue to evaluate the necessity for a full valuation allowance on our deferred tax assets each quarter. Our evaluation will be based upon the limitations imposed by the provisions of IRC Section 382 study, as discussed in Footnote 6, consideration of our cumulative losses over the past few years and forecasts of continued profitability. Upon completion of this evaluation, we may reverse all or a portion of the valuation allowance, which may have a significant impact on our results of operations or financial position in that period.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue. Revenue for the three months ended June 30, 2005 increased $14.5 million, or 60.0%, to $38.6 million compared to $24.1 million for the same period in 2004. The overall increase in revenue is primarily attributable to an increase in product sales of approximately $15.7 million primarily due to strong demand for our UMTS U630 and EVDO V620 PC Cards, which we introduced during the fourth quarter of 2004 and the first half of 2005, respectively. In addition, the increase in revenue was attributable to the introduction of our Ovation Multimedia Application Console during the second quarter of 2005. The increase in revenue was also attributable to the overall increase in demand for wireless products and wireless access services during the second quarter of 2005 as compared to the second quarter of 2004, which is the direct result of the continued deployment of 3G networks throughout Europe, North America, Asia and Africa. This increase in revenue was offset by a decrease in revenue recognized for development services during the second quarter of 2005. During the second quarter of 2005, there was no revenue recognized for development services, as compared to approximately $1.2 million recognized for the same period in 2004. We do not expect development services revenue to represent a significant percentage of total revenue in the foreseeable future.

Cost of revenue. Cost of revenue for the three months ended June 30, 2005 increased $10.4 million, or 63.1%, to $26.8 million compared to $16.4 million for the same period in 2004. The increase in cost of revenue was primarily attributable to a $9.3 million increase in costs related to product shipments, an increase in royalty costs of approximately $1.1 million and an increase in manufacturing overhead costs of approximately $900,000. Cost of revenue related to products was higher due to the increase in product sales as described above. Total cost of revenue for development services during the second quarter of 2004 amounted to $900,000. There were no costs incurred for development services during the second quarter of 2005.

Gross profit. Gross profit for the three months ended June 30, 2005 increased by $4.1 million, or 53.5% to $11.8 million compared to $7.7 million for the same period in 2004. The increase was primarily attributable to the increase in sales volume of our products. Gross margin as a percent of revenue decreased to 30.6% for the three months ended June 30, 2005 compared to 32.0% for the same period in 2004. The decrease in gross margin as a percentage of revenue was primarily attributable to a negative impact on our sales prices in Europe as a result of a weakening Euro during the quarter, as well as additional manufacturing overhead and freight costs associated with our move towards a direct distribution model in Europe in the second quarter of 2005 as compared to the second quarter of 2004.

Research and development. Research and development expenses for the three months ended June 30, 2005 increased $2.0 million, or 85.5%, to $4.4 million compared to $2.4 million for the same period in 2004. The increase was primarily attributable to increases in salary and related expenses of approximately $500,000, an increase of approximately $500,000 attributable to an increase in the use of research supplies and expendable equipment due to increased product development activities and an increase in research and development overhead costs of approximately $100,000 in the second quarter of 2005 as compared to the same period in 2004. In addition, research and development expenses increased by approximately $900,000 as a result of the reassignment of research and development personnel from customer funded development contracts to internally funded research and development projects in the second quarter of 2005 as compared to the same period in 2004.

Sales and marketing. Sales and marketing expenses for the three months ended June 30, 2005 increased approximately $600,000, or 60.4%, to $1.6 million compared to approximately $1.0 million for the same period in 2004. The increase was primarily a result of an increase in sales and marketing efforts which included hiring new personnel during the second half of 2004 and the first half of 2005, primarily to expand our European sales team, which increased salary and related expenses by approximately $400,000. In addition to the increases in personnel, sales and marketing overhead and travel expenses increased by approximately $200,000 during the second quarter of 2005, as a result of the expansion of our sales force in Europe as compared to the same period in 2004.

General and administrative. General and administrative expenses for the three months ended June 30, 2005 increased approximately $400,000, or 32.6%, to $1.7 million compared to $1.3 million for the same period in 2004. The increase was primarily attributable to an increase in salary and related expenses of approximately $200,000 due to additional headcount increases during the second half of 2004 and the first half of 2005. Professional fees increased approximately $200,000 due primarily to costs associated with complying with the requirements of The Sarbanes-Oxley Act of 2002 as well as fees associated with our ongoing evaluation of our ability to utilize our net operating losses.

Interest income. Interest income increased by approximately $400,000 for the three months ended June 30, 2005 compared to the same period in 2004 due to the increase in our average cash and marketable securities balances for the three months ended June 30, 2005, compared to the same period in 2004, as well as an increase in the average yields realized on our marketable securities and cash balances.

Provision for income taxes. Provision for income taxes of approximately $1.6 million for the three months ended June 30, 2005 consists of federal and state taxes at our estimated effective tax rate of 35%. The difference between the federal and state statutory rate of 40% and our effective tax rate is due primarily to research and development credits generated in 2005 and a low effective state tax rate. Our future effective income tax rate depends on various factors, such as the company’s profits before taxes, release of valuation allowance reserves, the geographic composition of pre-tax income and the use of our net operating loss carryforwards. Future effective tax rates may therefore vary based on these factors.

Net income. For the three months ended June 30, 2005, we reported net income available to common stockholders of $2.9 million as compared net income available to common stockholders of $3.2 million for the same period in 2004. The decrease in net income available to common stockholders was attributable to a $1.6 million income tax provision during the second quarter of 2005. No income taxes were provided for during the same period in 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue. Revenue for the six months ended June 30, 2005 increased $31.6 million, or 80.7%, to $70.9 million compared to $39.3 million for the same period in 2004. The overall increase in revenue is primarily attributable to an increase in product sales of approximately $33.3 million primarily due to strong demand for our UMTS U630 and EVDO V620 PC Cards, which we introduced during the fourth quarter of 2004 and the first half of 2005, respectively. In addition, the increase in revenue was attributable to the introduction of our Ovation Multimedia Application Console during the first half of 2005. The increase in revenue was also attributable to the overall increase in demand for wireless products and wireless access services during the six months ended June 30, 2005 as compared to the same period in 2004, which is the direct result of the continued deployment of 3G networks throughout Europe, North America, Asia and Africa. This increase in revenue was offset by a $1.7 million decrease in revenue recognized for development services during the six months ended June 30, 2005 as compared to the same period in 2004. Revenue recognized for development services was approximately $500,000 for the first six months of 2005, as compared to approximately $2.2 million for the same period in 2004. We do not expect development services revenue to represent a significant percentage of total revenue in the foreseeable future.

Cost of revenue. Cost of revenue for the six months ended June 30, 2005 increased $21.2 million, or 78.0%, to $48.4 million compared to $27.2 million for the same period in 2004. The increase in cost of revenue was primarily attributable to an $18.6 million increase in costs related to product shipments, an increase in royalty costs of approximately $2.7 million and an increase in manufacturing overhead costs of approximately $1.3 million. Cost of revenue related to products was higher due to the increase in product sales as described above. Total cost of revenue for development services during the first half of 2005 amounted to $200,000 as compared to $1.6 million during the same period in 2004.

Gross profit. Gross profit for the six months ended June 30, 2005 increased by $10.4 million, or 86.7% to $22.5 million compared to $12.1 million for the same period in 2004. The increase was primarily attributable to the increase in sales volume of our products. Gross margin as a percent of revenue increased to 31.7% for the six months ended June 30, 2005 compared to 30.7% for same period in 2004. The increase in gross margin as a percentage of revenue was primarily attributable to sales of products with higher margin in 2005 as compared to 2004. During the second quarter, our margins on our sales in Europe were negatively impacted due to the weakening Euro as well as additional manufacturing overhead and freight costs associated with our move towards a direct distribution model in Europe in the fist six months of 2005 as compared to the same period in 2004.

Research and development. Research and development expenses for the six months ended June 30, 2005 increased $3.6 million, or 82.1%, to $8.0 million compared to $4.4 million for the same period in 2004. The increase was primarily attributable to increases in salary and related expenses of approximately $1.0 million, an increase of approximately $700,000 attributable to an increase in the use of research supplies and expendable equipment due to increased product development activities and an increase in research and development overhead costs of approximately $400,000 during the first half of 2005 as compared to the same period in 2004. In addition, research and development expenses increased by approximately $1.5 million as a result of the reassignment of research and development personnel from customer funded development contracts to internally funded research and development projects in the first half of 2005 as compared to the same period in 2004.

Sales and marketing. Sales and marketing expenses for the six months ended June 30, 2005 increased approximately $1.5 million, or 78.6%, to $3.3 million compared to approximately $1.8 million for the same period in 2004. The increase was primarily a result of an increase in sales and marketing efforts which included hiring new personnel during the second half of 2004 and the first half of 2005, primarily to expand our European sales team, which increased salary and related expenses by approximately $900,000. In addition to the increases in personnel, sales and marketing overhead, travel and promotion expenses increased by approximately $400,000, as a result of the expansion of our sales force in Europe and marketing activities.

General and administrative. General and administrative expenses for the six months ended June 30, 2005 increased approximately $1.4 million, or 63.5%, to $3.6 million compared to $2.2 million for the same period in 2004. The increase was primarily attributable to an increase in professional fees of approximately $700,000 due primarily to costs associated with complying with the requirements of The Sarbanes-Oxley Act of 2002 as well as fees associated with our ongoing evaluation of our ability to utilize our net operating losses. Additionally, our salary and related expenses increased by approximately $700,000 due to headcount increases during the second half of 2004 and the second half of 2005.

Interest income. Interest income increased by approximately $900,000 for the six months ended June 30, 2005 compared to the same period in 2004 due to the increase in our average cash and marketable securities balances for the first half of 2005, as compared to the same period in 2004, as well as an increase in the average yields realized on our marketable securities and cash balances.

Provision for income taxes. Provision for income taxes of approximately $3.0 million for the six months ended June 30, 2005 consists of federal and state taxes at our estimated effective tax rate of 35%. The difference between the federal and state statutory rate of 40% and our effective tax rate is due primarily to research and development credits generated in 2005 and a low effective state tax rate. Our future effective income tax rate depends on various factors, such as the company’s profits before taxes, release of valuation allowance reserves, the geographic composition of pre-tax income and the use of our net operating loss carryforwards. Future effective tax rates may therefore vary based on these factors.

Net income. For the six months ended June 30, 2005, we reported net income available to common stockholders of $5.5 million as compared net income available to common stockholders of $3.6 million for the same period in 2004.

Liquidity and Capital Resources

As of June 30, 2005, we had working capital of $75.7 million and approximately $92.4 million in cash and cash equivalents and short-term and long-term investments, which is an increase of approximately $11.2 million from December 31, 2004. We have historically financed our operating and capital resource requirements using cash flows from sales of equity securities and borrowings. During 2004 cash proceeds from operations became a source of financing.

Historical Cash Flows

Net cash provided by operating activities. Net cash provided by operating activities increased by $10.6 million to approximately $14.8 million for the six months ended June 30, 2005 compared to net cash provided by operating activities of $4.2 million for the same period in 2004. This increase was primarily attributable to a $20.8 million increase in our accounts payable balance, a $4.3 million increase in accrued expenses and $5.5 million of net income recorded for the six months ended June 30, 2005, which includes approximately $1.9 million of non-cash depreciation and amortization expense. This increase was offset by a $10.7 million increase in our accounts receivable balance, an increase in our inventories balance of approximately $5.3 million, an increase in prepaid expenses and other assets of $1.3 million and a $500,000 decrease in deferred revenues.

Net cash provided by (used in) investing activities. Net cash provided by investing activities for the six months ended June 30, 2005 was approximately $1.0 million compared to net cash used in investing activities of $11.6 million during the same period in 2004. Cash provided by investing activities in 2005 was primarily due to cash provided by the net sales of marketable securities of $4.2 million offset by purchases of property and equipment of $3.0 million and $200,000 used in the purchase of intangible assets. Cash used in investing activities in 2004 was primarily due to the net purchases of marketable securities of $9.2 million, purchases of intangible assets of $1.5 million and purchases of property and equipment of $800,000.

Net cash (used in) provided by financing activities. Net cash used in financing activities for the six months ended June 30, 2005 was approximately $400,000, compared to $72.5 million provided by financing activities during the same period in 2004. Cash used in financing activities in 2005 was due to the payments on capital lease obligations of approximately $1.0 million, offset by approximately $600,000 of proceeds received from the exercise of common stock options. Cash provided from financing activities in 2004 was primarily attributable to the net proceeds of $68.5 million from the issuance of common stock and proceeds from the exercise of common stock options and warrants of $4.2 million, offset by payments on capital lease obligations of approximately $200,000.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at June 30, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods (In thousands):

	Payments Due by Fiscal Year
	2005	2006	2007	2008 and Beyond	Total
Capital lease and other obligations	$112	$—	$—	$—	$112
Operating leases	686	1,745	1,760	4,070	8,261
Committed purchase orders	43,683	—	—	—	43,683

Total contractual cash obligations	$44,481	$1,745	$1,760	$4,070	$52,056

Other Liquidity Needs

During the next twelve months we plan to incur approximately $5.0 million to $7.0 million for the acquisition of additional licenses and for capital expenditures. In addition, certain of our operating leases related to facilities obligate us to pay an aggregate of approximately $7.3 million, net of sublease income, over the next 66 months. This obligation is included in the operating lease commitments in the above table.

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

Our wireless communications products currently compete with a variety of devices, including other wireless modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current and potential competitors include:

•	wireless data modem providers, such as Option International, Sierra Wireless, Kyocera, Curitel and Sony-Ericsson;

•	wireless computing device manufacturers, such as palmOne and Research in Motion; and

•	wireless handset and infrastructure manufacturers, such as Motorola, Nokia, Siemens and Sony-Ericsson.

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

A significant portion of our revenue comes from a small number of customers. Our top ten customers for the six months ended June 30, 2005 and 2004 accounted for approximately 89.9% and 77.7% of our revenue, respectively. Our top ten customers for the year ended December 31, 2004 accounted for approximately 67.7% of our revenue. Similarly, our revenue could be adversely affected if we are unable to retain the level of business of any of our significant customers or if we are unable to diversify our customer base. We expect that a small number of customers will continue to combine to account for a substantial amount of our revenue for the foreseeable future.

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

Because we outsource the manufacturing of all of our products, the cost, quality and availability of third-party manufacturing operations are essential to the successful production and sale of our products. Our reliance on third-party manufacturers exposes us to a number of risks which are outside our control, including:

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

In addition to our manufacturing activities in Asia, a significant portion of our sales activity takes place in Europe. In addition, a significant portion of our research and development staff is located in Canada. Our international sales accounted for approximately 68% of our revenue for the three months ended June 30, 2005 and 79% for the three months ended June 30, 2004, 66% for the six months ended June 30, 2005 and 76% for the six months ended June 30, 2004. Although our experience in marketing, selling, distributing and manufacturing our products and services internationally is limited, we expect to further expand our international sales and marketing activities in the future. Consequently, we are subject to certain risks associated with doing business abroad, including:

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

Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts, investors or management. If this occurs, the market price of our stock would likely decline. The following factors may cause fluctuations in our operating results:

•	Decreases in revenue or increases in operating expenses. We budget our operating expenses based on anticipated sales, and a significant portion of our sales and marketing, research and development and general and administrative costs are fixed, at least in the short term. If revenue decreases or does not grow as planned and we are unable to reduce our operating costs quickly and sufficiently, our operating results could be materially adversely affected.

•	Product mix. The product mix of our sales affects profit margins in any given quarter. As our business evolves and the revenue from the product mix of our sales varies from quarter to quarter, our operating results will likely fluctuate.

•	New product introductions. As we introduce new products, the timing of these introductions will affect our quarterly operating results. We may have difficulty predicting the timing of new product introductions and the market acceptance of these new products. If products and services are introduced earlier or later than anticipated, or if market acceptance is unexpectedly high or low, our quarterly operating results may fluctuate unexpectedly.

•	Lengthy sales cycle. The length of time between the date of initial contact with a potential customer and the execution of a contract may take several months, and is subject to delays over which we have little or no control. The sale of our products is subject to delays from our customers’ budgeting, approval, testing and competitive evaluation processes that typically accompany significant information technology purchasing decisions. As a result, our ability to anticipate the timing and volume of sales to specific customers is limited, and the delay or failure to complete one or more large transactions could cause our operating results to vary significantly from quarter to quarter.

•	Foreign currency. We are exposed to market risk from changes in foreign currency exchange rates. As a significant amount of our revenues are generated in the Euro currency, we use foreign exchange forward contracts to minimize exposure to the risk of loss on changes in foreign currency exchange rates upon the eventual net cash inflows from foreign currency denominated sales with our customers. Since there is a high correlation between the hedging instruments and the underlying exposures, the gains and losses on these underlying exposures are generally offset by reciprocal changes in the value of the hedging instruments. We use derivative financial instruments as risk management tools and not for trading or speculative purposes. Fluctuations in the Euro currency may have a material impact on our future operating results and gross margins.

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

We incurred significant operating losses and net losses in each annual period since our inception until the beginning of 2004. In 2004, we reached profitability for the first time since our inception and recorded net income available to common stockholders of $13.7 million for the year ended December 31, 2004. We incurred net losses available to common shareholders of $16.7 million for the fiscal year ended 2003 and $53.5 million for the fiscal year ended 2002. For the six months ended June 30, 2005, we recorded net income available to common stockholders of $5.5 million. We had positive cash flows from operations of $5.6 million for the year ended December 31, 2004, while we had negative cash flows from operations of $400,000 for the fiscal year ended December 31, 2003 and $28.7 million for the fiscal year ended December 31, 2002. For the six months ended June 30, 2005, we had positive cash flow from operations of $14.8 million. As of June 30, 2005, we had an accumulated deficit of $227.9 million. If we are unable to generate revenue and gross margins to sufficiently offset our increasing expenses, we may not maintain profitability and may incur operating losses, net losses and negative cash flow from operations.

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

From our inception in 1996 through December 31, 2004, we generated an aggregate of approximately $156.5 million in net operating loss carryforwards for federal income tax purposes. Generally, these net operating loss carryforwards may be used to offset taxable income in future periods, but are limited in that they are available for a maximum of 20 years following the year in which the respective net operating loss in generated. In addition, the availability of tax loss carryforwards may be limited both in the aggregate and on an annual basis in the event of an ownership change as specified in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). During the year ended December 31, 2003, we completed a series of financing transactions, including the issuance of our Series B Convertible Preferred Stock. We are currently analyzing and evaluating those equity issuances and related transactions in the context of Section 382 of the Code to determine the impact, if any, they may have had on the future utilization of our net operating loss carryforwards. Though we have not yet completed our analysis, we have recorded a $3.0 million provision for income taxes for the six months ended June 30, 2005. This expense assumes the utilization of minimal net operating loss carryforwards. There can be no assurance that we will be able to us some or all of our historical net operating loss carryforwards to offset future taxable income.

For financial reporting purposes, net operating loss carryforwards are reflected as a deferred tax asset on a company’s balance sheet representing an amount available for offset the estimated income taxes attributable to future taxable income net of any valuation allowances established to reflect the possibility of less than full utilization of the deferred tax asset. At December 31, 2004, we had established a valuation allowance equal to the full amount of the deferred tax asset attributable to our net operating loss carryforwards. The valuation allowance on the deferred tax asset balance at December 31, 2004 was approximately $67.5 million. As of June 30, 2005, we have maintained the full valuation allowance on our deferred tax asset. In calculating our tax provision for future periods, we will continue to assess the likelihood that we will be able to use the deferred tax assets, taking into consideration forecasted book and taxable income and potential limits resulting from ownership changes and other adjustments, if any, and will revise the valuation allowance on the deferred tax assets as appropriate. Our evaluation will be based upon the limitations imposed by the provisions of Section 382 of the Code, as discussed in Footnote 6 to the financial statements, consideration of our cumulative losses over the past few years and forecasts of continued profitability. Upon completion of our evaluation, we may reverse all or a portion of the valuation allowance, which may have a significant impact on our results of operations in that period. The tax benefit recognized upon the reversal of all or part of the valuation allowance may distort the trends in our net income after income taxes and, accordingly, would impact the comparability of our results with other periods. This may make our financial results appear more favorable than those of companies with similar operations and without the availability of net operating loss carryforwards or other deferred tax assets.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At June 30, 2005, we had $92.4 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $31.9 million of our cash and cash equivalents at June 30, 2005, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, increase or decrease, respectively, the interest income generated from the $60.5 million of our investments by approximately $500,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our Consolidated Statements of Operations until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

Foreign Currency Exchange Rate Risk

During the first six months of fiscal 2005, approximately $22.2 million of our sales transactions were denominated in Euros. In order to hedge against the short-term impact of foreign currency fluctuations on our accounts receivable balances we have entered into forward foreign exchange contracts. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. If foreign currency rates were to fluctuate by 10% from rates at June 30, 2005, our financial position, results of operations and cash flows would not be materially affected. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

All of our outstanding foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. As of June 30, 2005 the total amount of outstanding forward contracts amounted to 10 million Euros. During the six months ended June 30, 2005, we recorded an unrealized gain of approximately $1.0 million on our forward contracts. This unrealized gain was offset by a foreign currency loss of $1.1 million recorded in other income and expense related primarily to our foreign currency receivable balances denominated in Euros during the six months ended June 30, 2005.

Revenues generated outside the United States (denominated in U.S. dollars), as a percentage of total revenues were approximately 66% for the first six months ended June 30, 2005 and 76% for the same period in 2004. Fluctuations in foreign exchange rates could impact future operating results.

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

As of June 30, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls: There have been no significant changes in our internal control over financial reporting or identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.5	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and some of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and some of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.4	Form of Common Stock Purchase Warrant issued in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed January 18, 2002).

4.5	Form of Preferred Stock and Warrant Purchase Agreement entered into in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 18, 2002).

4.6	Registration Rights Agreement dated as of September 12, 2002 by and among the Company and some of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.7	Form of Common Stock Purchase Warrant issued in connection with the Company’s September 2002 Financing Transaction (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.8	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.9	Form of Common Stock Purchase Warrant issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.10	Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.11	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report to Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.12	Registration Rights Agreement entered into in connection with the Company’s January 2004 Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report to Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.13	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Financing Transaction (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1	1997 Employee Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.2	2000 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

10.3	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.4	Form of Indemnification Agreement by and between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.5	Form of Management Retention Agreement by and between the Company and certain of its executive officers (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.6	Form of Executive Officer Bonus Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed May 10, 2005).

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2005	Novatel Wireless, Inc.

	By:	/s/ DAN L. HALVORSON
Dan L. Halvorson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)