Form 10-Q
period 2005-09-30
NOVATEL WIRELESS INC
filed 2005-11-09
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding as of November 7, 2005 was 29,292,749.

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

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$15,068	$16,486
Marketable securities	52,827	36,591
Accounts receivable, net of allowance for doubtful accounts of $86 in 2005 and $105 in 2004	36,840	14,061
Inventories	17,819	9,653
Deferred tax assets, net	1,078	—
Prepaid expenses and other	6,373	2,182

Total current assets	130,005	78,973

Property and equipment, net	6,560	4,476
Marketable securities	11,002	28,144
Intangible assets, net	3,655	4,620
Deferred tax assets, net	875	—
Other assets	225	110

	$152,322	$116,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,753	$5,952
Accrued expenses	8,684	7,962
Restructuring accrual	377	573
Deferred revenue	20	531
Capital lease obligation	—	1,127

Total current liabilities	35,834	16,145

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.001, 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized, 29,257 and 28,944 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	29	29
Additional paid-in capital	339,342	333,945
Accumulated other comprehensive loss	(418)	(336)
Accumulated deficit	(222,465)	(233,460)

Total stockholders’ equity	116,488	100,178

	$152,322	$116,323

See accompanying notes to unaudited consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$42,129	$31,018	$113,053	$70,278
Cost of revenue	28,991	20,708	77,431	47,923

Gross profit	13,138	10,310	35,622	22,355

Operating costs and expenses:
Research and development	5,200	2,917	13,163	7,291
Sales and marketing	1,912	1,325	5,197	3,163
General and administrative	1,913	1,357	5,557	3,585

Total operating costs and expenses	9,025	5,599	23,917	14,039

Operating income	4,113	4,711	11,705	8,316
Other income (expense):
Interest income and expense, net	632	262	1,652	418
Other income/(expense), net	(207)	(46)	(288)	(83)

Income before taxes	4,538	4,927	13,069	8,651
Income tax expense (benefit)	(912)	—	2,074	—

Net income	5,450	4,927	10,995	8,651
Accretion of dividends and beneficial conversion features pertaining to preferred stock	—	—	—	(145)

Net income available to common stockholders	$5,450	$4,927	$10,995	$8,506

Per share data:
Net income per common share:
Basic	$0.19	$0.18	$0.38	$0.38
Diluted	$0.18	$0.16	$0.36	$0.31
Weighted average shares used in computation of basic and diluted net income per common share:
Basic	29,186	28,116	29,076	22,377
Diluted	30,333	30,564	30,275	28,117

See accompanying notes to unaudited consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$10,995	$8,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,072	2,642
Inventory write-offs	657	131
Gain on sale of property and equipment	—	(26)
Compensation for stock options issued below fair value	—	141
Non-cash income tax expense	2,074	—
Increase (decrease) in cash resulting from changes in:
Restricted cash	—	635
Accounts receivable, net	(22,779)	540
Inventories	(8,823)	(2,405)
Prepaid expenses and other assets	(4,306)	(142)
Accounts payable	20,801	3,877
Accrued expenses	722	5,647
Restructuring accrual	(196)	(286)
Deferred revenue	(511)	(4,397)

Net cash provided by operating activities	1,706	15,008

Cash flows from investing activities:
Purchases of property and equipment	(3,996)	(1,556)
Proceeds from sale of property and equipment	—	30
Purchases of intangible assets	(195)	(1,525)
Purchases of securities	(36,564)	(49,973)
Maturities/sales of securities	37,387	—

Net cash used in investing activities	(3,368)	(53,024)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,371	6,045
Proceeds from issuance of common stock, net	—	68,473
Principal payments under capital lease obligations	(1,127)	(478)

Net cash provided by financing activities	244	74,040

Net increase (decrease) in cash and cash equivalents	(1,418)	36,024
Cash and cash equivalents, beginning of period	16,486	3,942

Cash and cash equivalents, end of period	$15,068	$39,966

Supplemental disclosure of non-cash investing and financing activities:
Accretion of dividends on Series A preferred stock	$—	$18
Accretion of dividends on Series B preferred stock	—	127
Conversion of Series B preferred stock into shares of common stock	—	7
Capital lease obligations	—	2,030
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25	$30

See accompanying notes to unaudited consolidated financial statements

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at September 30, 2005 and for the three and nine months ended September 30, 2005 and September 30, 2004 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period’s financials statements to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, inventory valuation, useful lives, valuation of intangible and long-lived assets, provision for warranty and price protection costs, estimated royalty costs, the deferred tax asset valuation allowance, and the use of option pricing models to establish values of equity instruments.

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

In accordance with SFAS No. 123, the Company accounts for costs of stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25. Additionally, the Company discloses the pro forma effect on net income and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123. During the nine months ended September 30, 2005, the Company issued options to purchase an aggregate of 1,519,138 shares of the Company’s common stock to employees and a non-employee director. The vesting schedule for 1,100,000 of these options is generally 20% at six months from the vesting commencement date and 1/30th of the remaining balance of the grant each month thereafter. The remaining option grants vest 25% at one year from the vesting commencement date and monthly thereafter for a total of four years. However, the Company’s 2000 Stock Incentive Plan, pursuant to which these options were granted, permits accelerated vesting upon a change in control of the Company. The weighted average exercise price per share of the options granted during the nine months ended September 30, 2005, was estimated to be $11.83 on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options granted during the nine months ended September 30, 2005 was estimated to be $6.38 per share on the date of grant using the Black-Scholes option pricing model. For the nine months ended September 30, 2005 and September 30, 2004, the following assumptions for option grants have been made: risk-free interest rates of 3.85% and 2.58%, respectively, dividend yields of 0%, expected volatility of 68% and 149%, respectively, and an expected life of the options of four years.

Had compensation expense been determined based on the fair value method at the dates of grant for the nine months ended September 30, 2005 and September 30, 2004 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net income per share would have been reported as the pro forma amounts indicate below (In thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income available to common stockholders, as reported	$5,450	$4,927	$10,995	$8,506
Add: Share-based employee compensation expense included in reported net income available to common stockholders, net of related tax benefits	—	—	—	—
Deduct: Share-based employee compensation expense determined under the fair value based method for all awards, net of related tax benefits	(2,882)	(3,257)	(9,078)	(7,234)

Net income available to common stockholders, pro forma	$2,568	$1,670	$1,917	$1,272

Net income per share, as reported – Basic	$0.19	$0.18	$0.38	$0.38
Net income per share, pro forma – Basic	$0.09	$0.06	$0.07	$0.06
Net income per share, as reported – Diluted	$0.18	$0.16	$0.36	$0.31
Net income per share, pro forma – Diluted	$0.08	$0.05	$0.06	$0.05

Future Accounting Requirements

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires companies to expense the estimated fair value of employee stock options and similar awards. In April 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for the Company beginning in the first quarter of fiscal 2006. The Company plans to adopt the provisions of SFAS No. 123R using the modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date, will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. At September 30, 2005, unamortized compensation expense, as determined in accordance with SFAS No. 123, that the Company expects to record during fiscal 2006 was approximately $10.4 million before income taxes. The Company expects to incur additional expense during fiscal 2006 related to new awards granted during the remainder of fiscal 2005 and during fiscal 2006 that cannot yet be quantified. The Company is currently evaluating the future impact the adoption SFAS No. 123R will have on its consolidated financial statements and expects that the adoption will result in a significant increase in operating expenses.

In March 2005, the SEC released Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107 on its consolidated financial statements as it prepares to adopt SFAS No. 123R.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principles, and changes the accounting and reporting requirements for a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless doing so is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period in which the change occurred the cumulative effect of changing to the new accounting principle. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance in APB 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate and a change in reporting entity, as well as the provisions of SFAS 3 that govern reporting accounting changes in interim financial statements. The Company is currently evaluating the impact of SFAS No. 154 on its consolidated financial statements, but does not expect that the impact will be material.

2. Balance Sheet Details

Marketable Securities

As of September 30, 2005, unrealized losses of $418,000 are included in accumulated other comprehensive loss. The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following as of September 30, 2005 (In thousands):

	Maturity in Years	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	1 or less	$11,770	$(94)	$11,676
Corporate debentures/bonds	1 or less	29,144	(206)	28,938
Commercial paper	1 or less	12,218	(5)	12,213

Total short-term marketable securities		53,132	(305)	52,827

U.S. Agency securities	1 to 2	2,984	(41)	2,943
Corporate debentures/bonds /preferred	1 to 2	8,131	(72)	8,059

Total long-term marketable securities		11,115	(113)	11,002

		$64,247	$(418)	$63,829

Inventories

Inventories consist of the following (In thousands):

	September 30, 2005	December 31, 2004
Finished goods	$13,800	$2,436
Raw materials and components	4,019	7,217

	$17,819	$9,653

Accrued Expenses

Accrued expenses consist of the following (In thousands):

	September 30, 2005	December 31, 2004
Royalties	$5,303	$4,524
Payroll and related expenses	2,261	2,175
Product warranty and sales returns reserve	441	404
Professional fees	405	124
Other	274	735

	$8,684	$7,962

Restructuring Accrual

As a result of the previous adverse economic developments in the Company’s industry sector, the Company reduced its operating costs from 2001 through 2003, primarily through employee layoffs and facility consolidations. The restructuring accrual related to these cost reductions at September 30, 2005 and December 31, 2004 consists solely of facility closing costs.

The following table displays the activity and balances of the restructuring accrual from January 1, 2005 through September 30, 2005 (In thousands):

Balance – January 1, 2005	$573
Net cash payments	(196)

Balance – September 30, 2005	$377

Cash payments for facility closing costs of $377,000 are expected to be paid ratably over the next 24 months.

3. Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States and Canada. The amount of the Company’s assets in the United States and Canada as of September 30, 2005 were $150.1 million and $2.2 million, respectively, and as of December 31, 2004 were $114.0 million and $2.3 million, respectively. For the nine months ended September 30, 2005, approximately 65% of revenues were derived from international customers (Europe/Middle East/Africa 62%, Asia/Australia 3%) as compared to approximately 75% of revenues derived from international customers (Europe/Middle East/Africa 61%, Asia/Australia 14%), for the nine months ended September 30, 2004.

Concentrations of Risk

Substantially all of the Company’s revenues are derived from the sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue is derived from a small number of customers. Three customers accounted for 22.6%, 15.1%, and 10.6% of revenues for the nine months ended September 30, 2005. Two customers accounted for 16.0% and 11.9% of revenues for the nine months ended September 30, 2004.

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

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three and nine months ended September 30, 2005 and 2004 (In thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	29,186	28,116	29,076	22,377
Effect of dilutive securities:
Warrants	75	300	70	444
Options	1,072	2,148	1,129	2,103
Series A Preferred Stock	—	—	—	30
Series B Preferred Stock	—	—	—	3,163

Diluted weighted average common and potential common shares outstanding	30,333	30,564	30,275	28,117

Weighted average options and warrants to purchase a total of 2,033,305 and 1,714,877 shares of common stock for the three and nine months ended September 30, 2005, respectively, and 4,666,877 and 4,491,804 shares of common stock for the three and nine months ended September 30, 2004, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

5. Net Income Available to Common Stockholders

A reconciliation of the net income available to common stockholders is as follows (In thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Net income	$5,450	$4,927	$10,995	$8,651

Adjustments to net income used in computing basic and diluted net income available to common stockholders:
Accretion of dividends on Series A convertible preferred stock	—	—	—	(18)
Accretion of dividends on Series B convertible preferred stock	—	—	—	(127)

Total	—	—	—	(145)

Net income available to common stockholders	$5,450	$4,927	$10,995	$8,506

6. Income Taxes

During the third quarter of 2005, the Company completed its formal IRC Section 382 study and analysis. The results of this study concluded that the Company experienced several ownership changes for purposes of the IRC Section 382 limitation. As a result of the most recent ownership change, which occurred in 2003, utilization of the Company’s NOL is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. The Company estimates its annual limitation for GAAP reporting purposes to amount to approximately $115,000. However, from time to time, the Company may take positions for filing our tax returns which may differ from the treatment of the same item for financial reporting purposes.

At December 31, 2004, a full valuation allowance had been provided against the Company’s net operating loss carryforwards and other deferred tax assets since the amounts and extent of the Company’s future earnings were not determinable with a sufficient degree of probability to recognize the deferred tax assets. As the third quarter of 2005 represented the Company’s seventh consecutive quarter of profitability, management evaluated the deferred tax valuation allowance and determined that the valuation allowance on a portion of the U.S. deferred tax assets and a portion of the net operating loss carryforwards should be revised and as a result, the Company recorded a non-cash deferred income tax benefit to the Statements of Operations of $2.4 million for the three and nine months ended September 30, 2005. This determination was based on expected operating results for 2005 as well as current projections of future taxable income.

In addition, the Company has NOL carryforwards of approximately $7.4 million relating to stock option deductions from 2004. During the third quarter of 2005, the Company recorded a credit of $4.0 million to Stockholders’ Equity relating to the reduction of the valuation allowance on a portion of these stock option deductions. For the remainder of 2005, the Company will continue to record income taxes at a rate equal to the Company’s combined federal and state effective rates. As a result of the utilization of net operating loss carryforwards for tax reporting purposes, the Company does not anticipate paying cash income taxes for 2005, other than possibly alternative minimum taxes and certain state taxes.

7. Commitments and Contingencies

Royalties

The Company is required to make royalty payments on the sale of certain products which include licensed technology. For the nine months ended September 30, 2005 and 2004, the Company incurred royalty expense of $7.9 million and $6.1 million, respectively, which includes an accrual for royalty costs using the current best estimate of its obligation to holders of intellectual property with whom the Company has not entered into license agreements. These estimated royalty costs are based on various market data and other relevant information. If the Company enters into definitive license agreements, or if further relevant market data becomes available related to the intellectual property covered by this accrual, the Company may need to revise its estimates accordingly.

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

These efforts have contributed to an increase in our gross margin from a negative $35.7 million for fiscal year 2001 to a positive $33.9 million for fiscal year 2004, and an improvement in our gross margin percentage from negative 81.7% in 2001 to positive 32.7% for 2004. For the nine months ended September 30, 2005 our gross profit was $35.6 million, as compared to $22.4 million for the nine months ended September 30, 2004. We also increased our operating results and have reduced our operating loss from $28.0 million for fiscal year 2002 to operating income of $13.4 million for fiscal year 2004 and $11.7 million for the nine months ended September 30, 2005.

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

Revenue. We believe that our revenue growth will be influenced largely by the speed and breadth of the increase in demand for wireless access to data through the use of next generation networks including demand for 3G products and 3G data access services, particularly in Europe, North America and Asia, end customer acceptance of our new product offerings that address these markets, and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	demand for broadband access services and networks;

•	use of the Internet;

•	rate of change to new products;

•	loss of significant customers;

•	increase in competition;

•	timing of deployment of 3G networks by carriers;

•	drop in demand for CDMA, EVDO, UMTS and HSDPA products; and

•	changes in technologies.

We began shipping our first 3G products in December 2003. We have shipped seven new 3G products since then and anticipate introducing additional 3G products during the remainder of 2005. In the future, we may enter into customer contracts for development services, but not at significant levels in relation to total revenue. Certain end customers have purchased our products through our strategic relationship with Lucent Technologies.

Cost of Revenue. We currently outsource our manufacturing operations to LG Innotek, Celestica and SerComm. All costs associated with these manufacturers are included in our cost of revenue. Cost of revenue also includes warranty costs, amortization of intangible licenses, royalties based on a percentage of revenue, operations group expenses, costs related to development services and costs related to inventory adjustments, including any write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. We plan to continue to outsource our manufacturing operations, and as our business grows we expect our manufacturing activity to increase.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include revenue recognition, allowance for doubtful accounts receivable, inventory valuation, provision for warranty costs and price protection, useful lives, valuation of intangible and long-lived assets, estimates for costs recorded in restructuring and royalty accruals, deferred tax asset valuation allowance, and the use of option pricing models to establish values of equity instruments.

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

We believe that the estimates we use in calculating the inventory reserve are reasonable and properly reflect the risk of excess and obsolete inventory. If customer demand for our inventory is substantially less than our estimates, inventory write-downs may be required, which could have a material adverse effect on our consolidated financial statements.

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

Royalty Costs. We have license agreements which commit us to royalty payments generally based on a percentage of the sales price of our products using certain technologies. We recognize royalty obligations in accordance with terms of the respective royalty agreements. We have also accrued for royalty costs in cases where we do not have agreements by using our current best estimate of our obligation. These estimates are based on various market data information and other relevant information. If we enter into such agreements, or when additional market data becomes available, we from time to time revise our estimates accordingly.

Income Taxes. We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax authorities. We also recognize federal, state and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carry forwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. During the third quarter of 2005, we recorded a non-cash deferred income tax benefit to the Statements of Operations of $2.4 million for the three and nine months ended September 30, 2005, as discussed in Footnote 6. We will continue to evaluate the necessity for the valuation allowance on the remaining deferred tax assets each quarter.

Foreign Currency Translation. The functional currency of our foreign subsidiary is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated using the exchange rates at the balance sheet date. Revenues and expenses are translated using average exchange rates during the year. Translation adjustments are recorded in the consolidated statements of operations.

Foreign Exchange Forward Contracts We use foreign exchange forward contracts to hedge our economic exposure associated with sales and asset balances denominated in Euros. Our forward contracts do not qualify as accounting hedges. We mark-to-market the forward contracts and include unrealized gains and losses in the current period as a component of other income (expense). As of September 30, 2005, the total amount of outstanding forward contracts amounted to 22 million Euros.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue. Revenue for the three months ended September 30, 2005 increased $11.1 million, or 35.8%, to $42.1 million compared to $31.0 million for the same period in 2004. The overall increase in revenue is primarily attributable to an increase in product sales of approximately $12.0 million primarily due to strong demand for our UMTS U630 and EVDO PC Cards, which we introduced during the fourth quarter of 2004 and the first nine months of 2005, respectively. In addition, the increase in revenue was attributable to the introduction of our Ovation Multimedia Application Console during the second quarter of 2005. The increase in revenue was also attributable to the overall increase in demand for wireless products and wireless access services, which is the direct result of the continued deployment of 3G networks throughout Europe, North America, Asia and Africa. This increase in revenue was offset by a decrease in revenue recognized for development services during 2005 compared to 2004. During the third quarter of 2005, there was no revenue recognized for development services, as compared to approximately $900,000 recognized for the same period in 2004. We do not expect development services revenue to represent a significant percentage of total revenue in the foreseeable future.

Cost of revenue. Cost of revenue for the three months ended September 30, 2005 increased $8.3 million, or 40.0% to $29.0 million compared to $20.7 million for the same period in 2004. The increase in cost of revenues was primarily related to increased product volumes of $8.3 million, an increase in manufacturing overhead costs of approximately $1.3 million and an increase of approximately $400,000 related to excess inventory for products that are no longer being manufactured. These increases were offset by a reduction in royalty costs of approximately $900,000 during the three months ended September 30, 2005 compared to the same period in 2004. This decrease was primarily due to the change in sales mix of products with lower royalty percentages and due to updating our royalty accrual estimate for intellectual property where we have not entered into license agreements. The cost of revenues were also favorably impacted by $700,000 in development costs in the third quarter of 2004 that were not incurred in the same period of 2005 and a reduction in amortization of software licenses of approximately $100,000 during the three months ended September 30, 2005 compared to the same period in 2004.

Gross profit. Gross profit for the three months ended September 30, 2005 increased by $2.8 million, or 27.4% to $13.1 million compared to $10.3 million for the same period in 2004. The increase was primarily attributable to the increase in sales volume of our products. Gross margin as a percent of revenue decreased to 31.2% for the three months ended September 30, 2005 compared to 33.2% for the same period in 2004. The decrease in gross margin as a percentage of revenue was primarily attributable to a negative impact on our sales prices in Europe as a result of competitive pricing pressures and the additional freight and distribution costs associated with our move towards a direct distribution model in Europe in 2005. Our gross margins were also negatively impacted by the charge for excess inventory as described above as compared to the same period in 2004. These decreases were partially offset by the decrease in royalty expense during the quarter as discussed above.

Research and development. Research and development expenses for the three months ended September 30, 2005 increased $2.3 million, or 78.3%, to $5.2 million compared to $2.9 million for the same period in 2004. The increase was primarily attributable to an increase in salary and related expenses of approximately $700,000, an increase in the use of research supplies and expendable equipment of $500,000 and an increase in research and development overhead costs of approximately $400,000 in the third quarter of 2005 as compared to the same period in 2004. In addition, research and development expenses increased by approximately $700,000 as a result of the reassignment of research and development personnel from customer funded development contracts to internally funded research and development projects in the third quarter of 2005 as compared to the same period in 2004.

Sales and marketing. Sales and marketing expenses for the three months ended September 30, 2005 increased approximately $600,000, or 44.3%, to $1.9 million compared to approximately $1.3 million for the same period in 2004. The increase was primarily a result of an increase in sales and marketing efforts which included hiring new personnel during the second half of 2004 and during 2005, primarily to expand our European sales team, which increased salary and related expenses by approximately $400,000. In addition to the increases in personnel, sales and marketing overhead and travel expenses increased by approximately $200,000 during the third quarter of 2005, as a result of the expansion of our sales force in Europe as compared to the same period in 2004.

General and administrative. General and administrative expenses for the three months ended September 30, 2005 increased approximately $500,000, or 41.0%, to $1.9 million compared to $1.4 million for the same period in 2004. The increase was primarily attributable to an increase in salary and related expenses of approximately $300,000 due to additional headcount increases during the second half of 2004 and during 2005. Professional fees increased approximately $200,000 due primarily to costs associated with complying with the requirements of the Sarbanes-Oxley Act of 2002 as well as fees associated with our ongoing evaluation of our ability to utilize our net operating losses.

Interest income and expense, net. Interest income and expense, net increased by approximately $400,000 for the three months ended September 30, 2005 compared to the same period in 2004 primarily due to the increase in our average cash and marketable securities balances for the three months ended September 30, 2005, compared to the same period in 2004, as well as an increase in the average yields realized on our marketable securities and cash balances.

Provision for income taxes. We reported an income tax benefit of approximately $900,000 for the three months ended September 30, 2005, which consists of federal and state taxes at our estimated effective tax rate of 35% offset by a revision of our valuation allowance on specific U.S. deferred tax assets of approximately $2.4 million. In addition, we recorded a credit of $4.0 million to Stockholders’ Equity relating to the revision of the valuation allowance on stock option deductions. For the remainder of 2005, we will continue to record income taxes at a rate equal to our combined federal and state effective rates. As a result of the utilization of net operating loss carry-forwards, we do not anticipate paying cash income taxes for 2005, other than possibly alternative minimum taxes and certain state taxes.

The difference between the federal and state statutory rate of 40% and our effective tax rate is due primarily to research and development credits generated in 2005 and a low effective state tax rate. Our future effective income tax rate depends on various factors, such as the company’s profits before taxes, additional releases of valuation allowance reserves, the geographic composition of pre-tax income and the use of our net operating loss carryforwards. Future effective tax rates may therefore vary based on these factors.

Net income. For the three months ended September 30, 2005, we reported net income available to common stockholders of $5.5 million as compared to net income available to common stockholders of $4.9 million for the same period in 2004. The increase in net income available to common stockholders was attributable to the results of operations described above and the income tax benefit recorded during the third quarter of 2005. No income taxes were provided for during the same period in 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue. Revenue for the nine months ended September 30, 2005 increased $42.8 million, or 60.9%, to $113.1 million compared to $70.3 million for the same period in 2004. The overall increase in revenue is primarily attributable to an increase in product sales of approximately $45.3 million primarily due to strong demand for our UMTS U630 and EVDO PC Cards, which we introduced during the fourth quarter of 2004 and the first nine months of 2005, respectively. In addition, the increase in revenue was attributable to the introduction of our Ovation Multimedia Application Console during the first half of 2005. The increase in revenue was also attributable to the overall increase in demand for wireless products and wireless access services during the nine months ended September 30, 2005 as compared to the same period in 2004, which is the direct result of the continued deployment of 3G networks throughout Europe, North America, Asia and Africa. This increase in revenue was offset by a $2.6 million decrease in revenue recognized for development services during the nine months ended September 30, 2005 as compared to the same period in 2004. Revenue recognized for development services was approximately $500,000 for the nine months ended September 30, 2005, as compared to approximately $3.1 million for the same period in

2004. We do not expect development services revenue to represent a significant percentage of total revenue in the foreseeable future.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2005 increased $29.5 million, or 61.6%, to $77.4 million compared to $47.9 million for the same period in 2004. The increase in cost of revenue related to products of $31.9 million was primarily attributable to a $27.0 million increase in costs related to product shipments, an increase in manufacturing overhead costs of approximately $2.6 million, an increase in royalty costs of approximately $1.8 million, and an increase of $500,000 related to excess inventory for products that are no longer being manufactured, offset by a reduction in amortization of software licenses of approximately $200,000. Total cost of revenue for development services during the nine months ended September 30, 2005 amounted to $200,000 as compared to $2.4 million during the same period in 2004.

Gross profit. Gross profit for the nine months ended September 30, 2005 increased by $13.2 million, or 59.3% to $35.6 million compared to $22.4 million for the same period in 2004. The increase was primarily attributable to the increase in sales volume of our products. Gross margin as a percent of revenue were 31.5% for the nine months ended September 30, 2005 compared to 31.8% for same period in 2004. During the nine months ended September 30, 2005, our gross margins on our sales in Europe were negatively impacted by additional freight and distribution costs associated with our move towards a direct distribution model in Europe in 2005 and by the charge for excess inventory as described above, as compared to the same period in 2004.

Research and development. Research and development expenses for the nine months ended September 30, 2005 increased $5.9 million, or 80.5%, to $13.2 million compared to $7.3 million for the same period in 2004. The increase was primarily attributable to increases in salary and related expenses of approximately $1.8 million, an increase of approximately $1.1 million attributable to an increase in the use of research supplies and expendable equipment due to increased product development activities, and an increase in research and development overhead costs of approximately $900,000 during the nine months ended September 30, 2005 as compared to the same period in 2004. In addition, research and development expenses increased by approximately $2.1 million as a result of the reassignment of research and development personnel from customer funded development contracts to internally funded research and development projects during the nine months ended September 30, 2005 as compared to the same period in 2004.

Sales and marketing. Sales and marketing expenses for the nine months ended September 30, 2005 increased approximately $2.0 million, or 64.3%, to $5.2 million compared to approximately $3.2 million for the same period in 2004. The increase was primarily a result of an increase in sales and marketing efforts which included hiring new personnel during the second half of 2004 and during 2005, primarily to expand our European sales team, which increased salary and related expenses by approximately $1.3 million. In addition to the increases in personnel, sales and marketing overhead, travel and promotion expenses increased by approximately $700,000, as a result of the expansion of our sales force in Europe and marketing activities.

General and administrative. General and administrative expenses for the nine months ended September 30, 2005 increased approximately $2.0 million, or 55.0%, to $5.6 million compared to $3.6 million for the same period in 2004. The increase was primarily attributable to an increase in professional fees of approximately $1.0 million due primarily to costs associated with complying with the requirements of the Sarbanes-Oxley Act of 2002, as well as fees associated with our ongoing evaluation of our ability to utilize our net operating losses. Additionally, our salary and related expenses increased by approximately $1.0 million due to headcount increases during the nine months ended September 30, 2005 compared to the same period in 2004.

Interest income and expense, net. Interest income and expense, net increased by approximately $1.2 million for the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to the increase in our average cash and marketable securities balances for the nine months ended September 30, 2005, as compared to the same period in 2004, as well as an increase in the average yields realized on our marketable securities and cash balances.

Provision for income taxes. Provision for income taxes of approximately $2.1 million for the nine months ended September 30, 2005 consists of federal and state taxes at our estimated effective tax rate of 35% offset by a revision of our valuation allowance on specific U.S. deferred tax assets of approximately $2.4 million. In addition, we recorded a credit of $4.0 million to Stockholders’ Equity relating to the revision of the valuation allowance on stock option deductions. For the remainder of 2005, we will continue to record income taxes at a rate equal to our combined federal and state effective rates. As a result of the utilization of our net operating loss carry-forwards, we do not anticipate paying any cash income taxes for 2005, other than possibly alternative minimum taxes and certain state taxes.

The difference between the federal and state statutory rate of 40% and our effective tax rate is due primarily to research and development credits generated in 2005 and a low effective state tax rate. Our future effective income tax rate depends on various factors, such as our profits before taxes, additional releases of valuation allowance reserves, the geographic composition of pre-tax income and the use of our net operating loss carryforwards. Future effective tax rates may therefore vary based on these factors.

Net income. For the nine months ended September 30, 2005, we reported net income available to common stockholders of $11.0 million as compared to net income available to common stockholders of $8.5 million for the same period in 2004. The increase in net income available to common stockholders was attributable to the results of operations described above and the income tax benefit recorded during the third quarter of 2005. No income taxes were provided for during the same period in 2004.

Liquidity and Capital Resources

As of September 30, 2005, we had working capital of $94.2 million and approximately $78.9 million in cash and cash equivalents and short-term and long-term marketable securities, which is a decrease of approximately $2.3 million from $81.2 million at December 31, 2004. We have historically financed our operating and capital resource requirements using cash flows from sales of our equity securities and borrowings. During 2004, cash proceeds from operations became a source of financing.

Historical Cash Flows

Net cash provided by operating activities. Net cash provided by operating activities decreased by $13.3 million to approximately $1.7 million for the nine months ended September 30, 2005 compared to net cash provided by operating activities of $15.0 million for the same period in 2004. This decrease was primarily attributable to a $22.8 million increase in our accounts receivable balance, a $8.8 million increase in inventories, a $4.3 million increase in other current assets, offset by a $20.8 million increase in our accounts payable balance and $11.0 million of net income recorded for the nine months ended September 30, 2005, which includes approximately $3.1 million of non-cash depreciation and amortization expense, and non-cash income tax expense of approximately $2.1 million.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2005 was approximately $3.4 million compared to net cash used in investing activities of $53.0 million during the same period in 2004. Cash used in investing activities in 2005 was primarily due to cash provided by the net sales of marketable securities of $800,000 offset by purchases of property and equipment of $4.0 million and $200,000 used in the purchase of intangible assets. Cash used in investing activities in 2004 was primarily due to the net purchases of marketable securities of $50.0 million, purchases of intangible assets of $1.5 million and purchases of property and equipment of $1.5 million.

Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2005 was approximately $200,000, compared to $74.0 million provided by financing activities during the same period in 2004. Cash used in financing activities in 2005 was due to the payments on capital lease obligations of approximately $1.1 million, offset by approximately $1.4 million of proceeds received from the exercise of common stock options. Cash provided from financing activities in 2004 was primarily attributable to the net proceeds of $68.5 million from the issuance of common stock and proceeds from the exercise of common stock options and warrants of $6.0 million, offset by payments on capital lease obligations of approximately $500,000.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at September 30, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods (In thousands):

	Payments Due by Fiscal Year
	2005	2006	2007	2008 and Beyond	Total
Operating leases	$389	$1,794	$1,797	$4,070	$8,050
Committed purchase orders	44,539	—	—	—	44,539

Total contractual cash obligations	$44,928	$1,794	$1,797	$4,070	$52,589

Other Liquidity Needs

During the next twelve months we plan to incur approximately $15.0 million to $17.0 million for the acquisition of additional licenses and for capital expenditures. In addition, certain of our operating leases related to facilities obligate us to pay an aggregate of approximately $7.2 million, net of sublease income, over the next 63 months. This obligation is included in the operating lease commitments in the above table.

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

Further, as part of our strategy, we enter into contracts with customers pursuant to which we develop products for later sale to the customer. Our ability to generate future revenue and operating income under any such contracts depends upon, among other factors, our ability to develop products that are suitable for manufacturing and in a cost effective manner and that meet defined product design and technical specifications. Our ability to maximize the benefits of these contracts depends in part on the following:

•	We have priced the products to be sold under these contracts based on our estimated development, production and post-production warranty costs. If these or other related production costs are actually higher than our estimated costs, our gross margins and operating margins on the corresponding contracts will decrease.

•	If we are unable to commit the necessary resources or are otherwise unable to successfully or timely develop products as required by the terms of these contracts, our customers may cancel the related contracts, we may not be entitled to recover any costs that we incurred for research and development, sales and marketing, production and otherwise, and we may be subject to additional costs such as contractual penalties.

•	If we fail to deliver in a timely manner a product that is suitable for manufacture or if a customer determines that a product we delivered does not meet the agreed-upon specifications, we may be unable to launch the product, we may have to reduce the price we charge for such product if it launches, or we may be required to pay damages to the customer.

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

A significant portion of our revenue comes from a small number of customers. Our top ten customers for the nine months ended September 30, 2005 and 2004 accounted for approximately 86.1% and 70.0% of our revenue, respectively. Our top ten customers for the year ended December 31, 2004 accounted for approximately 67.7% of our revenue. Similarly, our revenue could be adversely affected if we are unable to retain the level of business of any of our significant customers or if we are unable to diversify our customer base. We expect that a small number of customers will continue to combine to account for a substantial amount of our revenue for the foreseeable future.

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

We currently outsource our manufacturing to LG Innotek, Celestica and SerComm Corporation. If these parties were to experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, product shipments to our customers could be delayed or prevented, which would negatively impact our revenues and our competitive position and reputation and may expose us to other adverse contractual consequences. Further, if we are unable to manage successfully our relationship with our manufacturers, the quality and availability of our products may be harmed. Neither of them is obligated to supply products to us for any specific quantity, except as may be provided in particular purchase orders which we submit to them from time to time. Therefore, any of them could at any time and at their sole election decline to accept new purchase orders from us or otherwise reduce their respective business with us. If our manufacturers stopped manufacturing our products for any reason or reduced their manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely basis, which would adversely impact our operations. In addition, if our manufacturers were to negatively change the payment and other terms under which each agrees to manufacture for us and we are unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase.

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

Although we promote ethical business practices and our operations personnel periodically visit and monitor the operations of our manufacturers, we do not control the manufacturers or their labor practices. If our current manufacturers, or any other third-party manufacturer which we use in the future, violate United States or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import or the loss of or other use of our import privileges. The effects of these factors could render the conduct of our business in a particular country undesirable or impractical and have a negative impact on our operating results.

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

It is possible that other parties may claim that we have violated their intellectual property rights and pursue that claim through litigation. Such an infringement claim, regardless of the merits of the claim, could result in a number of adverse consequences including substantial costs to us, diversion of resources and management attention and harm to our business and reputation. Rights to intellectual property can be difficult to verify. A successful infringement claim against us could cause us to be liable for damages and litigation costs. In addition, a successful infringement claim could have other negative consequences, including prohibiting us from further use of the intellectual property or causing us to license the intellectual property, incurring licensing fees, some of which could be retroactive. Upon the occurrence of a successful infringement claim, we may also have to develop a non-infringing alternative, which could be costly and delay or prevent sales of our products.

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

In addition to our manufacturing activities in Asia, a significant portion of our sales activity takes place in Europe. In addition, a significant portion of our research and development staff is located in Canada. Our international sales accounted for approximately 64% of our revenue for the three months ended September 30, 2005 and 72% for the three months ended September 30, 2004, 65% for the nine months ended September 30, 2005 and 75% for the nine months ended September 30, 2004. Although our experience in marketing, selling, distributing and manufacturing our products and services internationally is limited, we expect to further expand our international sales and marketing activities in the future. Consequently, we are subject to certain risks associated with doing business abroad, including:

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

Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts, investors or management. If this occurs, the market price of our stock would likely decline. The following factors may cause fluctuations in our operating results:

•	Decreases in revenue or increases in operating expenses. We budget our operating expenses based on anticipated sales, and a significant portion of our sales and marketing, research and development and general and administrative costs are fixed, at least in the short term. If revenue decreases or does not grow as planned and we are unable to reduce our operating costs quickly and sufficiently, our operating results could be materially adversely affected.

•	Product mix. The product mix of our sales affects profit margins in any given quarter. As our business evolves and the revenue from the product mix of our sales varies from quarter to quarter, our operating results will likely fluctuate.

•	New product introductions. As we introduce new products during the fourth quarter of 2005 and thereafter, the timing of these introductions will affect our quarterly operating results. We may have difficulty predicting the timing of new product introductions and the market acceptance of these new products. If products and services are introduced earlier or later than anticipated, or if market acceptance is unexpectedly high or low, our quarterly operating results may fluctuate unexpectedly.

•	Lengthy sales cycle. The length of time between the date of initial contact with a potential customer and the execution of a contract may take several months, and is subject to delays over which we have little or no control. The sale of our products is subject to delays from our customers’ budgeting, approval, testing and competitive evaluation processes that typically accompany significant information technology purchasing decisions. As a result, our ability to anticipate the timing and volume of sales to specific customers is limited, and the delay or failure to complete one or more large transactions could cause our operating results to vary significantly from quarter to quarter.

•	Foreign currency. We are exposed to market risk from changes in foreign currency exchange rates. As a significant amount of our revenues are generated in the Euro currency, we use foreign exchange forward contracts to minimize exposure to the risk of loss on changes in foreign currency exchange rates upon the eventual net cash inflows from foreign currency denominated sales with our customers. Since there is a high correlation between the hedging instruments and the underlying exposures, the gains and losses on these underlying exposures are generally offset by reciprocal changes in the value of the hedging instruments. We use derivative financial instruments as risk management tools and not for trading or speculative purposes. Fluctuations in the Euro currency may have a material impact on our future operating results and gross margins.

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

We incurred significant operating losses and net losses in each annual period since our inception until the beginning of 2004. In 2004, we reached profitability for the first time since our inception and recorded net income available to common stockholders of $13.7 million for the year ended December 31, 2004. We incurred net losses available to common shareholders of $16.7 million for the fiscal year ended 2003 and $53.5 million for the fiscal year ended 2002. For the nine months ended September 30, 2005, we recorded net income available to common stockholders of $11.0 million. We had positive cash flows from operations of $5.6 million for the year ended December 31, 2004, while we had negative cash flows from operations of $400,000 for the fiscal year ended December 31, 2003 and $28.7 million for the fiscal year ended December 31, 2002. For the nine months ended September 30, 2005, we had positive cash flow from operations of $1.7 million. As of September 30, 2005, we had an accumulated deficit of $222.5 million. If we are unable to generate revenue and gross margins to sufficiently offset our increasing expenses, we may not maintain profitability and may incur operating losses, net losses and negative cash flow from operations.

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

From our inception in 1996 through December 31, 2004, we generated an aggregate of approximately $156.5 million in net operating loss carryforwards for federal income tax purposes. Generally, these net operating loss carryforwards may be used to offset taxable income in future periods, but are limited in that they are available for a maximum of 20 years following the year in which the respective net operating loss in generated. In addition, the availability of tax loss carryforwards may be limited both in the aggregate and on an annual basis in the event of an ownership change as specified in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). During the year ended December 31, 2003, we completed a series of financing transactions, including the issuance of our Series B Convertible Preferred Stock. As a result of these issuances, we have concluded that we experienced several ownership changes for purposes of the IRC Section 382 limitation. As a result of the most recent ownership change, which occurred in 2003, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. We estimate our annual limitation for GAAP reporting purposes to amount of approximately $115,000. However, from time to time, we may take positions for filing our tax returns which may differ from the treatment of the same item for financial reporting purposes. The ultimate outcome of these items will not be known until such time as the IRS has completed its examination or until the statute of limitations has expired.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At September 30, 2005, we had $78.9 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $15.1 million of our cash and cash equivalents at September 30, 2005, as these consisted of cash or securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, increase or decrease, respectively, the interest income generated from the $63.8 million of our investments by approximately $500,000 on annualized basis. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our Consolidated Statements of Operations until the investment is sold or if the reduction in fair value was determined to be other than temporary.

Foreign Currency Exchange Rate Risk

During the first nine months of fiscal 2005, approximately $47.8 million of our sales transactions were denominated in Euros. In order to hedge against the short-term impact of foreign currency fluctuations on our accounts receivable balances we have entered into forward foreign exchange contracts. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. [If foreign currency rates were to fluctuate by 10% from rates at September 30, 2005, our financial position, results of operations and cash flows would not be materially affected.] We do not use foreign currency forward exchange contracts for speculative or trading purposes.

All of our outstanding foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. As of September 30, 2005 the total amount of outstanding forward contracts amounted to 22 million Euros. During the nine months ended September 30, 2005, we recorded an unrealized gain of approximately $1.3 million on our forward contracts. This unrealized gain was offset by a foreign currency loss of $1.6 million recorded in other income and expense related primarily to our foreign currency receivable balances denominated in Euros during the nine months ended September 30, 2005.

Revenues generated outside the United States (denominated in U.S. dollars), as a percentage of total revenues were approximately 65% for the first nine months ended September 30, 2005 and 74% for the same period in 2004. Fluctuations in foreign exchange rates could impact future operating results.

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

As of September 30, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting: There have been no significant changes in our internal control over financial reporting or identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

On July 28, 2005, we held our annual meeting of stockholders at which our stockholders voted upon (i) the election of two nominees to our board of directors to serve until the annual meeting of stockholders in 2008 and until their respective successors are duly elected and qualified, (ii) the ratification of the appointment of KPMG as our Independent Registered Public Accountants for the fiscal year ending December 31, 2005, (iii) the amendment of our Amended and Restated 2000 Stock Incentive Plan in order to (A) increase the number of shares reserved for issuance under the plan by 1,500,000, (B) eliminate a provision in the plan that provides for the automatic annual increase in the number of shares reserved for issuance thereunder, and (C) eliminate provisions in the plan that permit the company to re-price the exercise price of outstanding stock options or stock appreciate rights. The directors sitting for re-election were Messrs. Mark Rossi and David Werner and the directors continuing in office were Messrs. John Davis, Robert Getz, Peter Leparulo, Peng Lim and Horst Pudwill.

Our stockholders elected both Messrs. Mark Rossi and David Werner to three-year terms as members of our board of directors, and each of the other proposals passed. The number of votes cast for, against or withheld, abstentions and broker non-votes with respect to each matter voted upon is set forth below. Additional information regarding the matters submitted to a vote of our security holders at our 2005 annual meeting may be found in our definitive proxy statement filed with the Securities and Exchange Commission on June 10, 2005.

	For	Against/ Withheld	Abstentions	Broker non-votes
1 Election of Directors:
Mark Rossi	24,048,893	3,548,920	—	—
David A. Werner	26,265,322	1,332,491	—	—
2 Ratification of Appointment of Independent Public Accountants	27,275,957	295,482	26,374	—
3 Amendment of the Amended and Restated 2000 Stock Incentive Plan	11,219,892	6,505,800	65,070	9,807,051

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.5	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and some of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and some of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.4	Form of Common Stock Purchase Warrant issued in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed January 18, 2002).

4.5	Form of Preferred Stock and Warrant Purchase Agreement entered into in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 18, 2002).

4.6	Registration Rights Agreement dated as of September 12, 2002 by and among the Company and some of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.7	Form of Common Stock Purchase Warrant issued in connection with the Company’s September 2002 Financing Transaction (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.8	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.9	Form of Common Stock Purchase Warrant issued in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.10	Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.11	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report to Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.12	Registration Rights Agreement entered into in connection with the Company’s January 2004 Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report to Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.13	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Financing Transaction (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1	1997 Employee Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.2	2000 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004) as amended in accordance with that certain Amendment filed as Appendix A to the Company’s Definitive Proxy Statement filed June 16, 2005.

10.3	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.4	Form of Indemnification Agreement by and between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.5	Form of Management Retention Agreement by and between the Company and certain of its executive officers (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.6	Form of Executive Officer Bonus Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed May 10, 2005.)

31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2005	Novatel Wireless, Inc.

	By:	/s/ DAN L. HALVORSON
Dan L. Halvorson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)