Form 10-K
period 2005-12-31
NOVATEL WIRELESS INC
filed 2006-03-16
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

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

Common Stock, par value $.001 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large	accelerated filer ☐ Accelerated filer ☒ Non-Accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on June 30, 2005, as reported by The Nasdaq National Market, was approximately $331,492,688. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders, based on Schedule 13G filings, have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. The Registrant does not have any non-voting stock issued or outstanding.

The number of shares of the Registrant’s common stock outstanding as of March 3, 2006 was 29,391,945.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

i

Forward-Looking Statements

This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. These forward-looking statements include, but are not limited to, statements regarding: future demand for access to wireless data and factors affecting that demand; the future growth of wireless wide area networking and factors affecting that growth; changes in commercially adopted wireless transmission standards and technologies; growth in 3G infrastructure spending; the sufficiency of our capital resources; the effect of changes in accounting standards and in aspects of our critical accounting policies; the utilization of our net operating loss carryforwards; the impact of expensing stock options effective January 1, 2006; and our general business and strategy, including plans and expectations relating to technology, product development, strategic relationships, customers, manufacturing, service activities and international expansion. The words “may,” “estimate,” “anticipate,” “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar words and phrases indicating future results are also intended to identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements as of the date of this report. You should carefully review and consider the various disclosures in this report regarding factors that could cause actual results to differ materially from anticipated results, including those factors under the caption “Risk Factors” under Item 1A below, and elsewhere in this report.

Trademarks

“Novatel Wireless,” the Novatel Wireless logo, “Merlin,” “MobiLink,” “Freedom Box,” “Expedite,” “Ovation” and “Conversa” are trademarks of Novatel Wireless, Inc. Other trademarks, trade names or service marks used in this report are the property of their owners.

ii

PART I

Item 1.    Business

Overview

We were incorporated in 1996 under the laws of the State of Delaware. We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products includes 3G wireless PC card modems, embedded modems, communications software and Fixed-Mobile Convergence (FMC) solutions for wireless network operators, infrastructure providers, distributors, original equipment manufacturers (OEMs), and vertical markets worldwide. Through the integration of our hardware and software, our products are designed to operate on a majority of global wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. We also offer software engineering, integration and design services to our customers to facilitate the use of our products.

Our global end-customer base is comprised of wireless operators, OEMs, distributors and various companies in other vertical markets. Our current customer base includes wireless operators and other wireless market participants such as Amena, Cingular, E-Plus, KPN, Motorola, O2, Optimus, Orange, Siemens, Sprint PCS, Telefonica, Verizon Wireless, Vodafone and laptop manufacturers such as Dell and a number of other Tier One laptop manufacturers. We have strategic technology, development and marketing relationships with several of these customers.

For the years ended December 31, 2005, 2004 and 2003, revenue recognized from sales of our products was $161.2 million, $99.7 million, and $28.4 million, respectively. For the years ended December 31, 2005, 2004 and 2003, revenue recognized from development services was $500,000, $4.0 million, and $5.4 million, respectively.

Our Products

Our products are designed to operate across 3G networks, including:

•	Code Division Multiple Access, or CDMA, 1xEV-DO is designed to be employed by CDMA operators and provide wireless access speeds comparable to wireline DSL services. Subscribers can attain wireless access to data at maximum speeds of up to 2.4 Mbps on CDMA 1xEV-DO Revision 0 networks and 3.1 Mbps on CDMA 1xEV-DO Revision A networks.

•	Universal Mobile Telecommunications System, or UMTS, designed to be employed by GSM operators. UMTS is also referred to as Wideband Code Division Multiple Access, or W-CDMA. With UMTS, subscribers can attain wireless access to data at maximum speeds of up to 384 kbps.

•	High Speed Downlink Packet Access, or HSDPA, is an enhancement of the UMTS standard which enables packet data transmission in the UMTS downlink with data transmission at maximum speeds of up to 14.4 Mbps. HSDPA can be implemented as an upgrade to current UMTS infrastructure.

The following table illustrates our current principal product lines and applications:

Product	Applications

Wireless PC Card Modems
• Merlin Wireless PC Card for CDMA 1xEV-DO • Merlin Wireless PC Card for UMTS and HSDPA	• Laptop PCs and other platforms supporting PCMCIA interfaces
• Merlin Wireless PC Card for CDMA 1xRTT

Embedded Wireless Modules for OEMs
• Expedite PCI Express Mini Card	• Laptops and wireless devices requiring an integrated solution

Fixed-Mobile Convergence Solutions
• 3G Multimedia Application Consoles (Ovation Family)	• Broadband WWAN internet access, advanced WLAN networking, analog voice calling and intelligent routing and multimedia application support

Merlin Wireless PC Card Modems

Our Merlin Wireless PC Card modems provide mobile subscribers with secure and convenient high-speed wireless access to data including corporate, public and personal information through the Internet and enterprise networks. Each of our Merlin Wireless PC Card Modems is approximately the size of a credit card and slides inside standard Type II PC card slots in laptop PCs and other products employing PCMCIA interfaces. All our modems utilize modem manager software and are compatible with a range of devices including laptop PCs, PDAs, mobile phones, as well as operating systems including Microsoft Windows 98, 2000, Millennium Edition, XP and Pocket PC. The following is a representative selection of our Merlin Wireless PC Card Modems:

•	The Merlin U730 is a quad-band (850/900/1800/1900 MHz) wireless PC card modem designed to provide mobile subscribers with high-speed wireless access to data over third generation, or 3G UMTS/HSDPA networks. The Merlin U730 enables wireless access to data at speeds of up to 1.8 Mbps in HSDPA coverage areas, 384 kbps in UMTS coverage areas and 53.6 kbps in GPRS coverage areas. The Merlin U730 PC Card operates on HSDPA and UMTS 850 & 1900 MHz band networks primarily in North America and GPRS/EDGE 850, 900, 1800 and 1900 MHz band networks worldwide. Commercial sales of the Merlin U730 began in November 2005.

•	The Merlin U740 is a five-band (850/900/1800/1900/2100 MHz) wireless PC card modem designed to provide mobile subscribers with high-speed wireless access to data over 3G UMTS/HSDPA networks. The Merlin U740 enables wireless access to data at speeds of up to 1.8 Mbps in HSDPA coverage areas, 384 kbps in UMTS coverage areas and 53.6 kbps in GPRS coverage areas. The Merlin U740 PC Card operates on HSDPA and UMTS 2100 MHz band networks in Asia, Europe and the Middle East and GSM/GPRS 850, 900, 1800 and 1900 MHz band networks worldwide. Commercial sales of the Merlin U740 began in November 2005.

•	The Merlin U630 is a quad-band (900/1800/1900/2100 MHz) wireless PC card modem designed to provide mobile subscribers with high-speed wireless access to data over 3G UMTS networks. The Merlin U630 enables wireless access to data at speeds of up to approximately 384 kbps in UMTS coverage areas and 53.6 kbps in GPRS coverage areas. The Merlin U630 PC Card operates on UMTS 2100 MHz band networks in Asia, Europe and the Middle East and GSM/GPRS 900, 1800 and 1900 MHz band networks worldwide. Commercial sales of the Merlin U630 began in November 2004.

•	The Merlin S620 and Merlin V620 are dual band (800/1900 MHz) wireless PC card modems designed to provide mobile subscribers with wireless access to data at maximum speeds of up to approximately 2.4 Mbps on CDMA 1xEV-DO networks in North America. Commercial sales of the Merlin S620 and Merlin V620 began in April 2005 and December 2004, respectively.

•	The Merlin U530 is a tri-band (900/1800/2100 MHz) wireless PC card modem designed to provide mobile subscribers with high-speed wireless access to data over 3G UMTS networks. The Merlin U530 enables wireless access to data at speeds of up to approximately 384 kbps in UMTS coverage areas and 53.6 kbps in GPRS coverage areas. Commercial sales of the Merlin U530 began in December 2003.

Expedite Embedded Wireless Modules for OEMs

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

The Expedite EU740 PCI Express Mini Card is a form factor specification designed in mobile platforms and is optimized for most laptop systems. The Expedite EU740 provides wireless broadband data access on HSDPA and UMTS networks at speeds up to 1.8 Mbps and is designed for easy integration into multiple laptop platforms and other wireless devices. The Expedite EU740 enables wireless high-speed streaming video and audio, secure access to emails with large attachments and other corporate information stored behind firewalls. The Expedite EU740 provides quad-band (850/900/1800/1900 MHz) GPRS/EDGE connectivity as well as HSDPA/UMTS access in the 2100 MHz band, providing reliable connectivity, maximum data throughput and efficient management of device power consumption.

The Expedite EU730 PCI Express Mini Card is a form factor specification designed in mobile platforms and is optimized for most laptop systems. The Expedite EU730 provides wireless broadband data access on HSDPA and UMTS networks at speeds up to 1.8 Mbps and is designed for easy integration into multiple laptop platforms and other wireless devices. The Expedite EU730 enables wireless high-speed streaming video and audio, secure access to emails with large attachments and other corporate information stored behind firewalls. The Expedite EU730 provides quad-band (850/900/1800/1900 MHz) GPRS/EDGE connectivity as well as HSDPA/UMTS access in the 850 and 1900 MHz bands, providing reliable connectivity, maximum data throughput and efficient management of device power consumption.

Fixed-Mobile Convergence Solutions

The Ovation Family of 3G Multimedia Application Consoles is a portfolio of stand-alone desktop consoles that unifies WWAN, WLAN and/or voice capability to provide cost-effective high speed wireless broadband access, optimal call routing and the delivery of multimedia applications. End-users will be able to access Ovation using multiple devices, including landline telephones, cordless telephones, desktop PCs, broadband enabled laptops, emerging WLAN-enabled devices such as handsets and smartphones, and other peripheral devices. Ovation is powered by Conversa, a software suite developed by us that will enable access to advanced software applications resulting from an innovative convergence of high-speed WWAN and WLAN technologies. Sales of our Ovation products began in March 2005 in Europe.

MobiLink Mobile Communications Suite

Residing on the mobile subscriber’s laptop PC, our MobiLink mobile communications suite is an object-oriented software application that enables a user to gain quick and simple access to advanced connectivity features such as SMS, multimedia messaging and virtual private networking. MobiLink also offers video telephony and WLAN management capabilities. MobiLink’s graphical user interface and underlying functionality are designed to be modular, easily configurable and expandable in order to enable our customers to differentiate their product offerings. MobiLink is currently bundled with our Merlin Wireless PC Card Modems and embedded solutions.

Our Strategy

Our objective is to be the leading provider of broadband multimedia (data and voice) solutions for the worldwide mobile communications market. The key elements of our strategy are to:

•	Lead the Embedded Market. In 2005 and 2006, we received design wins from five leading laptop manufacturers and additional mass market device manufacturers to embed our 3G products into their product lines. These wins included Dell—the world’s largest laptop manufacturer. In the future, we will continue to pursue additional opportunities with these OEM partners and with other leading laptop manufacturers as we look to consolidate the largest market share of the embedded market. For some of our OEM partners, we will build to order; for others, our technology will be embedded in specific wireless SKUs; and for others, our technology will be embedded in complete laptop lines. Most of our customers are addressing world-wide markets and will be shipping both our EV-DO and HSDPA products.

•	Expand Our 3G PC Card Modem Offerings Worldwide. We intend to continue expanding our portfolio of 3G PC card modem products with leading wireless operators worldwide. Over the last three years, we have introduced nine 3G products, including EV-DO and HSDPA products. We will continue to introduce new products aimed at the next generation EV-DO and HSDPA technologies, along with a new form factor – PC ExpressCard/34, a smaller, faster PC card solution which minimizes power consumption and allows for smaller form-factor devices due to its reduced size.

•	Capitalize on Our Direct Relationships with Wireless Operators. We intend to continue to capitalize on our direct relationships with wireless operators in order to increase our worldwide market position. In Europe and in the United States, we are working closely with wireless operators of 3G UMTS and HSDPA wireless networks. In North America, we developed a high-speed wireless access product using the 3G CDMA 1xEV-DO standard which we launched with Sprint PCS and Verizon Wireless.

•	Leverage Strategic Relationships with Wireless Industry Leaders. We believe that strategic relationships with wireless and mobile computing industry leaders are critical to our ability to leverage sales opportunities and ensure that our technology investments address customer needs. Through strategic relationships, we believe that we can increase market penetration and differentiate our products by accessing the resources of others, including access to distribution resources, exclusive sales and marketing and addressing new market opportunities through innovation with our selected partners. We intend to continue the development and leverage of strategic alignments in the industry.

•	Continue to Target Key Vertical Market Opportunities and Penetrate New Markets. We believe that on-going developments in wireless technologies will create additional vertical market opportunities and more applications for our products. Currently, we market our broadband wireless access solutions to key vertical industry segments by offering innovative products that increase productivity, reduce costs and create operational efficiencies.

•	Increase the Value of Our Products. We will continue to add new features and functionality to our products and develop new software applications to enhance the overall value and ease of use that our products provide to our customers and end users.

Customers

Our global end-customer base is comprised of wireless operators, OEMs, distributors and various companies in other vertical markets. Our current customer base includes wireless operators and other wireless market participants such as Amena, Cingular, E-Plus, KPN, Motorola, O2, Optimus, Orange, Siemens, Sprint PCS, Telefonica, Verizon Wireless, Vodafone and laptop manufacturers such as Dell as well as a number of other Tier One laptop manufacturers:

Our strong customer relationships provide us with the opportunity to expand our market reach and sales:

•	Wireless Operators. By working closely with our wireless operator customers, we are able to drive demand for our products by combining our expertise in wireless technologies with the operators’ sales and marketing reach over a global subscriber base. Our operator customers also provide us with important services, including field trial participation, technical support, wireless data marketing and access to additional indirect distribution channels. To leverage these services, we provide operators with early access to new products and technical training.

•	OEMs. Our OEM customers integrate our products into devices that they manufacture and sell to end-users through their own direct sales forces and indirect distribution channels. Our products are capable of being integrated into a broad range of devices, including but not limited to laptop PCs, PDAs, M2M devices, and vehicle location devices. We seek to build strong relationships with our OEM customers by working closely with them and providing radio frequency, or RF, design consulting, performance optimization, software integration and customization and application engineering support during the integration of our products.

Strategic Relationships

We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Siemens, Alcatel, Dell, Qualcomm, Sprint PCS, Verizon Wireless and Vodafone and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Our strategic relationships include technology and marketing relationships with wireless operators, OEM customers that integrate our products into other devices, distributors and leading hardware and software technology providers. For example, we are partnered with both Alcatel and Siemens on the roll-out of HSDPA technology.

Sales and Marketing

We sell our wireless broadband solutions primarily to wireless operators either directly or through strategic relationships, as well as to OEMs and distributors located worldwide. Most of our sales to wireless operators and OEMs are sold directly through our sales force. To a lesser degree, we also use an indirect sales distribution model through the use of select distributors. A significant portion of our revenues comes from a small number of customers. Our revenues from sales to Verizon Wireless, Sprint and Vodafone-Germany represented approximately 22.5%, 16.1% and 14.4% of our total revenues for the year ended December 31, 2005.

In order to maintain strong sales relationships, we provide co-marketing, trade show support, product training and demo units for merchandising. We are also engaged in a wide variety of activities, such as awareness and lead generation programs as well as product marketing. Other marketing initiatives include public relations, seminars, and co-marketing and co-branding with partners.

We are continuing to drive widespread adoption of our products through increased global marketing activities, expansion of our sales team and distribution networks and continued leverage of our strategic relationships with wireless industry leaders.

In 2005, we generated approximately 58% of our total revenue from customers outside of the United States. Revenue generated in Germany and Spain represented 18% and 11% of our total revenue in 2005, respectively. See Note 10 to our Consolidated Financial Statements for further explanation of our revenue based on geography. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales. See “Item 1A. Risk Factors—We are subject to the risks of doing business abroad, which could negatively affect our international sales activities and our ability to obtain products from our foreign manufacturers”.

Product Research and Development

Our product development efforts are focused on developing innovative wireless broadband access solutions to address opportunities presented by next generation wireless networks and improving the functionality, design and performance of our products. Our research and development expenses for the years ended December 31, 2005, 2004 and 2003 were $20.5 million, $10.6 million and $6.1 million, respectively. In addition, costs recovered from customer funded development contracts for the years ended December 31, 2005, 2004 and 2003 were $200,000, $2.9 million and $3.4 million, respectively, and were included in cost of revenue.

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

Manufacturing and Operations

In September 2002, we entered into an agreement with LG Innotek Co., Ltd (LG Innotek), a subsidiary of LG Group, located in South Korea, for the outsourced manufacturing of our products. Under our manufacturing agreement, LG Innotek provides us with services including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery services. In August 2004, we entered into an agreement with Celestica Corporation (Celestica) pursuant to which Celestica manufactures certain products for us in China, which commenced in November 2004. Commencing in September 2004, SerComm Corporation (SerComm) began performing integration and manufacturing services for us for certain products. In addition, we entered into an agreement with Mobiltron (Europe) Limited (Mobiltron) in June 2005 for certain distribution and fulfillment services related to our business in Europe, Middle East, and Africa, or EMEA.

We outsource our manufacturing in an effort to:

•	focus on our core competencies;

•	minimize our capital expenditures and lease obligations;

•	realize manufacturing economies of scale;

•	achieve production scalability by adjusting manufacturing volumes to meet changes in demand; and

•	access best-in-class manufacturing resources.

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

Our operations organization manages our relationships with LG Innotek, Celestica, SerComm and Mobiltron and focuses on improvements in design-for-manufacturing, test procedures, quality, cost optimization and production scheduling.

Intellectual Property

Our wireless broadband access solutions and operations rely on and benefit from our portfolio of intellectual property. We currently own 26 United States patents, four of which are also registered in Canada. In addition, we currently have 24 United States patent applications pending. From time to time we also seek to have our patents registered in selected foreign jurisdictions. The patents that we currently own expire at various times between 2006 and 2020.

We hold a number of trademarks including Merlin, Expedite, Freedom Box, MobiLink, Ovation, and Conversa, each with its accompanying designs, as well as the Novatel Wireless name and logo.

We have licensed software and other intellectual property for use in our products from third-parties, such as QUALCOMM. In the case of QUALCOMM, these licenses allow us to manufacture CDMA, UMTS, HSDPA and EV-DO-based wireless modems and to sell or distribute them worldwide. In connection with such sales, we pay royalties to QUALCOMM. The license from QUALCOMM does not have a specified term and may be terminated by us or by QUALCOMM for cause or upon the occurrence of other specified events. In addition, we may terminate the licenses for any reason upon 60 days prior written notice. We have also granted to QUALCOMM a nontransferable, worldwide, nonexclusive, fully-paid and royalty-free license to use, in connection with wireless communications applications, certain intellectual property of ours that is used in our products which incorporate the CDMA technology licensed to us by QUALCOMM. This license allows QUALCOMM to make, use, sell or dispose of such products and the related components.

Backlog

We do not believe that backlog is a meaningful indicator of our future business prospects due to the large volume of products delivered to wireless operators, who in turn sell our products to their customers, and our dependency on evolving wireless network standards. Therefore, we do not believe that backlog information is relevant to an understanding of our overall business.

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

Our wireless communications products currently compete with a variety of devices, including other wireless modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current and potential competitors include:

•	wireless data modem providers, such as Huawei, Option International, Sierra Wireless, Kyocera, Pantech-Curitel and Sony-Ericsson;

•	wireless computing device manufacturers, such as palmOne and Research in Motion; and

•	wireless handset and infrastructure manufacturers, such as Motorola, Nokia, Siemens and Sony-Ericsson.

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

Employees

As of December 31, 2005, we had 172 employees, including 31 in sales and marketing, 96 in product development and research, 19 in operations, and 26 in general and administrative functions. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.

Website Access to SEC Filings

We maintain an Internet website at www.novatelwireless.com. The content of our website is not part of this report. We make available, free of charge, through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Item 1A.	Risk Factors

You should consider each of the following factors in evaluating our business and prospects. The risk and uncertainties described below are those that we currently deem to be material, and do not represent all of the risks that we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may in the future become material and impair our business operations. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. You should also refer to the other information contained in this Form 10-K, including our financial statements and the related notes.

The market for wireless broadband data access products is highly competitive, and we may be unable to compete effectively.

The market for wireless broadband data access products is highly competitive, and we expect competition to increase and intensify. Many of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly or more effectively than we can to new or emerging technologies or changes in customer requirements. They also may devote greater resources than we do to the development, promotion and sale of their respective products.

Many of our current or potential competitors have more extensive customer bases and broader customer and other industry relationships that they can leverage to establish dealings with many of our current and potential customers. Some of these companies also have more established and larger customer support organizations than we do. In addition, these companies may adopt more aggressive pricing policies or offer more attractive terms to customers than they currently do or than we are able to, may bundle their competitive products with broader product offerings and may introduce new products and enhancements. Current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products. As a result, it is possible that new competitors or new relationships among existing competitors may emerge and rapidly acquire significant market share to the detriment of our business.

Our wireless communications products currently compete with a variety of devices, including other wireless modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current and potential competitors include:

•	wireless data modem providers, such as Huawei, Option International, Sierra Wireless, Kyocera, Pantech-Curitel and Sony-Ericsson;

•	wireless computing device manufacturers, such as palmOne and Research in Motion; and

•	wireless handset and infrastructure manufacturers, such as Motorola, Nokia, Siemens and Sony-Ericsson.

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

In our industry, it is critical to our success that we accurately anticipate evolving wireless technology standards and that our products comply with such standards. We are currently focused on engineering and manufacturing products that comply with several different 3G wireless standards. Any failure of our products to comply with any one of these or future applicable standards could delay their introduction and require costly and time-consuming engineering changes. Additionally, if wireless operators or subscribers fail to adopt, in sufficient numbers, the standards to which we engineer our products, then sales of our new products designed to those standards could be materially harmed.

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

Further, as part of our strategy, we enter into contracts with customers pursuant to which we develop products for later sale to the customer. Our ability to generate future revenue and operating income under any such contracts depends upon, among other factors, our ability to develop products that are suitable for manufacturing and in a cost effective manner and that meet defined product design and technical specifications. Our ability to maximize the benefits of these contracts depends in part on the following:

•	We have priced the products to be sold under these contracts based on our estimated development, production and post-production warranty costs. If these or other related development and production costs are actually higher than our estimated costs, our gross margins and operating margins on the corresponding contracts will be less than anticipated.

•	If we are unable to commit the necessary engineering, program management and other resources or are otherwise unable to successfully develop products as required by the terms of these contracts, our customers may cancel the related contracts, we may not be entitled to recover any costs that we incurred for research and development, sales and marketing, production and otherwise, and we may be subject to additional costs such as contractual penalties.

•	If we fail to deliver in a timely manner a product that is suitable for manufacture or if a customer determines that a prototype product we delivered does not meet the agreed-upon specifications, we may be unable to commercially launch the product, we may have to reduce the price we charge for such product if it launches, or we may be required to pay damages to the customer.

If we are unable to successfully manage these risks or meet required delivery specifications or deadlines in connection with one or more of our key contracts, we may lose key customers or orders and our business could be harmed.

If we fail to develop and maintain strategic relationships, we may not be able to penetrate new markets.

A key element of our business strategy is to penetrate new markets by developing new products through strategic relationships with industry leaders in wireless communications. We are currently investing, and plan to continue to invest, significant resources to develop these relationships. We believe that our success in penetrating new markets for our products will depend, in part, on our ability to develop and maintain these relationships and to cultivate additional or alternative relationships. There can be no assurance, however, that we will be able to develop additional strategic relationships, that existing relationships will survive and successfully achieve their purposes or that the companies with whom we have strategic relationships will not form competing arrangements with others or determine to compete unilaterally with us.

We have historically depended upon a small number of our customers for a substantial portion of our revenue and upon only a few of our key customers to make contractual minimum volume purchases.

A significant portion of our revenue comes from a small number of customers. Our top ten customers for the years ended December 31, 2005 and 2004 accounted for approximately 80.3% and 67.7% of our revenue, respectively. Similarly, our revenue could be adversely affected if we are unable to retain the level of business of any of our significant customers or if we are unable to diversify our customer base. We expect that a small number of customers will combine to account for a substantial amount of our revenue for the foreseeable future.

In addition, a majority of our current customers purchase our products pursuant to contracts that do not require them to purchase any specific minimum quantity of units. Such customers have no contractual obligation to continue to purchase our products and if they do not continue to make purchases consistent with their historical purchase levels, our revenue and our share price may decline.

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

Various risks arise when companies and industries grow quickly. If our business grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience production delays as we seek to meet increased demand for our products. Our failure to properly manage our growth could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations and our reputation with our current or potential customers.

We currently rely on third parties to manufacture our products, which exposes us to a number of risks and uncertainties outside our control.

During 2005, we outsourced our manufacturing to LG Innotek, Celestica and SerComm. During 2006, we anticipate that LG Innotek will be responsible for the majority of our manufacturing. If a third-party manufacturer were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or our customers could consequently elect to cancel the underlying order, which would negatively impact our revenues and our competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of our products may be harmed. Historically, none of our third-party manufacturers has been obligated to supply us with a specific quantity of products, except as may be provided in particular purchase orders which we submit to them from time to time. Therefore, such a third-party manufacturer could at any time and at its sole election decline to accept new purchase orders from us or otherwise reduce its respective business with us. If such a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely basis, which would adversely impact our operations. In addition, if a third-party manufacturer were to negatively change the payment and other terms under which it agrees to manufacture for us and we are unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase.

Because we outsource the manufacture of all of our products, the cost, quality and availability of third-party manufacturing operations are essential to the successful production and sale of our products. Our reliance on third-party manufacturers exposes us to a number of risks which are outside our control, including:

•	unexpected increases in manufacturing costs;

•	interruptions in shipments if a third-party manufacturer is unable to complete production in a timely manner;

•	inability to control quality of finished products;

•	inability to control delivery schedules;

•	inability to control production levels and to meet minimum volume commitments to our customers;

•	inability to control manufacturing yield;

•	inability to maintain adequate manufacturing capacity; and

•	inability to secure adequate volumes of components or at suitable prices.

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

We might forecast customer demand incorrectly and order the manufacture of excess or insufficient quantities of particular products.

We generally place purchase orders with our manufacturer at least three months prior to the scheduled delivery of the finished goods to our customers. In some instances, due to the length of component lead times, we might need to place manufacturing orders on the basis of a good-faith but non-binding customer forecast of the quantity and timing of its expected purchases from us. Accordingly, if we inaccurately anticipate customer demand for our products, we might be unable to obtain adequate quantities of components to meet our customers’ delivery requirements or, alternatively, we might accumulate excess inventory. Our operating results and financial condition have been in the past and may in the future be materially adversely affected by our ability to manage our inventory levels and respond to short-term or unexpected shifts in customer demand.

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

It is possible that other parties may claim that we have violated their intellectual property rights. An infringement claim, regardless of the merits or success of the claim, could result in substantial costs, diversion of resources and management attention and harm to our reputation. Infringement claims can be difficult and costly to verify and assess. A successful infringement claim against us could cause us to be liable for damages and litigation costs. In addition, a successful infringement claim could have other negative consequences, including prohibiting us from further use of the intellectual property or causing us to license the intellectual property, incurring licensing fees, some of which could be retroactive. Upon the occurrence of a successful infringement claim, we may also have to develop a non-infringing alternative, which if available could be costly, and delay or prevent sales of our products.

We may not be able to license necessary third-party technology or it may be expensive to do so.

From time to time, we may be required to license technology from third parties to develop new products or product enhancements. We have licensed software and other intellectual property for use in our products from third-parties, such as QUALCOMM. The license from QUALCOMM does not have a specified term and may be terminated by us or by QUALCOMM for cause or upon the occurrence of other specified events. There can be no assurance that we will be able to maintain our third-party licenses or that additional third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to maintain or obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost which could seriously harm our competitive position, revenue and growth prospects.

We are subject to the risks of doing business abroad, which could negatively affect our international sales activities and our ability to obtain products from our foreign manufacturers.

In addition to our manufacturing activities in Asia, a significant portion of our sales activity takes place in Europe. In addition, a significant portion of our research and development staff is located in Canada. Our international sales accounted for approximately 58.4% of our revenue for the year ended December 31, 2005 and 76.0% for the year ended December 31, 2004. Although our experience in marketing, selling, distributing and manufacturing our products and services internationally is limited, we expect to further expand our international sales and marketing activities in the future. Consequently, we are subject to certain risks associated with doing business abroad, including:

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

A significant amount of our revenues are generated from sales agreements denominated in foreign currencies, particularly the Euro, and we expect to enter into additional agreements as we expand our international customer base. As a result, we transact some of our business in foreign currencies, which exposes us to changes in foreign currency exchange rates and we currently expect this exposure may increase in the future. We attempt to manage this risk, in part, by minimizing the effects of volatility on cash flows by identifying forecasted transactions exposed to these risks and using foreign exchange forward contracts. There can be no assurance that we will not incur foreign currency losses or that foreign exchange forward contracts we may enter into to reduce the risk of such losses will be successful.

Our products may contain errors or defects, which could decrease their market acceptance.

Our products are technologically complex and must meet stringent user requirements. We must develop our software and hardware products quickly to keep pace with the rapidly changing and technologically advanced wireless communications market. Products as sophisticated as ours may contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, unanticipated warranty claims, and the payment of monetary damages to our customers.

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

Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors or management. If this occurs, the market price of our stock would likely decline. The following factors may cause fluctuations in our operating results:

•	Decreases in revenue or increases in operating expenses. We budget our operating expenses based on anticipated sales, and a significant portion of our sales and marketing, research and development and general and administrative costs are fixed, at least in the short term. If revenue decreases or does not grow as planned and we are unable to reduce our operating costs quickly and sufficiently, our operating results could be materially adversely affected.

•	Product mix. The product mix of our sales affects profit margins in any given quarter. As our business evolves and the revenue from the product mix of our sales varies from quarter to quarter, our operating results will likely fluctuate.

•	New product introductions. As we introduce new products, the timing of these introductions will affect our quarterly operating results. We may have difficulty predicting the timing of new product introductions and the market acceptance of these new products. If products and services are introduced earlier or later than anticipated, or if market acceptance is unexpectedly high or low, our quarterly operating results may fluctuate unexpectedly.

•	Lengthy sales cycle. The length of time between the date of initial contact with a potential customer and the execution of and product delivery under a contract may take several months, and is subject to delays over which we have little or no control. The sale of our products is subject to delays from our customers’ budgeting, approval, testing and competitive evaluation processes that typically accompany significant information technology purchasing decisions. As a result, our ability to anticipate the timing and volume of sales to specific customers is limited, and the delay or failure to complete one or more large transactions could cause our operating results to vary significantly from quarter to quarter.

•	Foreign currency. We are exposed to market risk from changes in foreign currency exchange rates. As a significant amount of our revenues are generated in the Euro currency, we use foreign exchange forward contracts to minimize exposure to the risk of loss on changes in foreign currency exchange rates upon the eventual net cash inflows from foreign currency denominated sales with our customers. Since there is a high correlation between the hedging instruments and the underlying exposures, the gains and losses on these underlying exposures are generally offset by reciprocal changes in the value of the hedging instruments. We use derivative financial instruments as risk management tools and not for trading or speculative purposes. Fluctuations in the Euro currency may have a material impact on our future operating results and gross margins.

Due to these and other factors, our results of operations may fluctuate substantially in the future and quarter-to-quarter comparisons may not be reliable indicators of future operating or share price performance.

We incurred significant operating losses and negative cash flows between the date of our inception and the beginning of 2004 and if our revenue and gross margins decline or we are unable to increase our revenue and gross margins relative to our operating expenses, we may incur significant net losses and negative cash flow from operations.

We incurred significant operating losses and net losses in each annual period between the date of our inception until the beginning of 2004. In 2004, we reached profitability for the first time since our inception and recorded net income applicable to common stockholders of $13.7 million for the year ended December 31, 2004. We incurred net losses applicable to common stockholders of $16.7 million for the fiscal year ending 2003 and $53.5 million for the fiscal year ending 2002. We had positive cash flows from operations of $5.6 million for the year ended December 31, 2004, while we had negative cash flows from operations of $400,000 for the fiscal year ending December 31, 2003 and $28.7 million for the fiscal year ending December 31, 2002. As of December 31, 2005, we had an accumulated deficit of $222.3 million. If we are unable to generate revenue and gross margins to sufficiently offset our increasing expenses, we may not maintain profitability and may incur operating losses, net losses and negative cash flow from operations.

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

Although we may enter into employment agreements with members of our senior management in the future, currently none of our senior management or other key personnel is bound by an employment agreement. If we are not able to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified engineers, we will not be able to maintain and expand our business.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, new SEC regulations and the Nasdaq National Market rules, continue to create uncertainty for many companies, including ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

FASB’s adoption of Statement 123R will cause our net income and earnings per share to be significantly reduced and any changes to existing accounting pronouncements or taxation rules or practices may cause adverse fluctuations in our reported results of operations or affect how we conduct our business.

In December 2004, the Financial Accounting Standards Board, or FASB, adopted Statement 123R, “Share Based Payment,” which will require us, beginning in the first quarter of 2006, to measure compensation costs for all stock based compensation (including stock options and shares issued under our employee stock purchase plan, as currently constructed) at fair value and record a compensation charge equal to that value. This compensation charge for the cost of stock option grants will have an adverse effect on our future net income and earnings per share compared to our historical operating results.

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

Our products must comply with government regulations. For example, in the United States, the Federal Communications Commission, or FCC, regulates many aspects of communications devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to telephone networks. In addition to the federal government, some states have adopted regulations applicable to our products. Radio frequency devices, which include our modems, must be approved under the above regulations by obtaining equipment authorization from the FCC prior to being offered for sale. Regulatory requirements in Canada, Europe, Asia and other jurisdictions must also be met. Additionally, we cannot anticipate the effect that changes in domestic or foreign government regulations may have on our ability to develop and sell products in the future. Failure to comply with existing or evolving government regulations or to obtain timely regulatory approvals or certificates for our products could materially adversely affect our business, financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

Our principal executive offices are located in San Diego, California where we lease approximately 45,000 square feet under an arrangement that expires in December 2010. In Calgary, we lease approximately 42,000 square feet for our research and development organization under a lease that expires in September 2007, of which we have subleased 24,000 square feet for the duration of this lease. We also lease space in various geographic locations in the U.S. and abroad primarily for sales and support personnel or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial results.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq National Market under the symbol “NVTL.” The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on Nasdaq, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low

2005
First quarter	$17.46	$9.97
Second quarter	$14.21	$8.70
Third quarter	$15.54	$10.42
Fourth quarter	$14.48	$11.97

2004
First quarter	$21.50	$5.90
Second quarter	$27.18	$13.54
Third quarter	$25.52	$17.96
Fourth quarter	$25.37	$18.90

On March 3, 2006 the closing price per share of our common stock was $8.40, as reported by Nasdaq. We have only one class of common stock. As of March 3, 2006 there were approximately 107 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

No cash dividends were declared or paid in 2004 or 2005 on any shares of our capital stock. We currently intend to retain all available funds for use in the operation and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors the board of directors may deem relevant.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data presented below for each of the years ended December 31, 2005, 2004 and 2003, and the consolidated balance sheet data at December 31, 2005 and 2004 are derived from our Consolidated Financial Statements that have been included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2002 and 2001 and consolidated balance sheet data at December 31, 2003, 2002, and 2001 are derived from audited consolidated financial statements not included in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$161,736	$103,727	$33,815	$28,872	$43,643
Cost of revenue	115,568	69,780	27,942	27,257	79,323

Gross margin (loss)	46,168	33,947	5,873	1,615	(35,680)

Operating expenses:
Research and development	20,515	10,625	6,118	13,723	21,904
Sales and marketing	7,611	4,739	2,693	4,956	13,301
General and administrative	7,528	5,138	4,068	8,287	14,206
Restructuring and impairment charges	—	—	828	2,650	7,050

Total operating expenses	35,654	20,502	13,707	29,616	56,461

Income (loss) from operations	10,514	13,445	(7,834)	(28,001)	(92,141)
Other income (expense), net	2,008	723	(3,804)	(317)	1,264

Income (loss) before income taxes	12,522	14,168	(11,638)	(28,318)	(90,877)
Provision for income taxes	1,406	349	—	—	—

Net income (loss) after income taxes	11,116	13,819	(11,638)	(28,318)	(90,877)
Net income (loss) applicable to common stockholders	$11,116	$13,674	$(16,717)	$(53,481)	$(91,038)

Net income (loss) per common share:
Basic	$0.38	$0.57	$(2.14)	$(10.47)	$(25.11)

Diluted	$0.37	$0.48	$(2.14)	$(10.47)	$(25.11)

Weighted average shares outstanding:
Basic	29,132	23,969	7,818	5,107	3,626

Diluted	30,319	28,863	7,818	5,107	3,626

	December 31,
	2005	2004	2003	2002	2001
		(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$90,339	$81,221	$4,577	$1,676	$29,229
Working capital (deficiency)	95,050	62,828	2,258	(2,143)	15,227
Total assets	176,064	116,323	24,421	24,047	59,909
Long-term obligations, net of current portion	—	—	—	38	4,171
Convertible and redeemable preferred stock	—	—	—	665	161
Stockholders’ equity	121,059	100,178	8,990	6,501	25,427

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this report. This report contains certain forward-looking statements relating to future events or our future financial performance. These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks related to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors Which May Influence Future Results of Operations” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products includes 3G wireless PC card modems, embedded modems, communications software and FMC solutions for wireless network operators, infrastructure providers, distributors, OEMs and vertical markets worldwide. Through the integration of our hardware and software, our products are designed to operate on a majority of global wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. We also offer software engineering, integration and design services to our customers to facilitate the use of our products.

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

Revenue.    We believe that our revenue growth will be influenced largely by the speed and breadth of the increase in demand for wireless access to data through the use of next generation networks including demand for 3G products and 3G data access services, particularly in Europe, North America and Asia; customer acceptance for our new products that address these markets; and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	demand for broadband access services and networks;

•	use of the Internet;

•	rate of change to new products;

•	loss of significant customers;

•	increase in competition;

•	timing of deployment of 3G networks by carriers;

•	drop in demand for CDMA, EVDO, UMTS and HSDPA products; and

•	changes in technologies.

We began shipping our first 3G products in December 2003. We have shipped nine new 3G products since then and anticipate introducing additional 3G products during 2006. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Siemens, Alcatel, Dell, Qualcomm, Sprint PCS, Verizon Wireless and Vodafone and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Our strategic relationships include technology and marketing relationships with wireless operators, OEM customers that integrate our products into other devices, distributors and leading hardware and software technology providers. For example, we are partnered with both Alcatel and Siemens on the roll-out of HSDPA technology.

Cost of Revenue.    We currently outsource our manufacturing operations to LG Innotek, Celestica and SerComm. In addition, we currently outsource certain distribution and fulfillment services related to our business in EMEA to Mobiltron. All costs associated with these manufacturers and Mobiltron are included in our cost of revenue. Cost of revenue also includes warranty costs, amortization of intangible licenses, royalties based on a percentage of revenue, operations group expenses, costs related to development services and costs related to inventory adjustments, including write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. During 2005, 2004 and 2003, we recorded inventory write downs of $2.9 million, $100,000 and $2.0 million, respectively, primarily due to the decrease in demand for the affected products. We expect to continue to outsource our manufacturing operations, and as our business grows we expect our manufacturing activity to increase.

Operating Expenses.    Many of our products target wireless operators and other customers in Europe, North America and Asia. If these markets continue to grow, we will likely develop new products to serve these markets, resulting in increased research and development expenses associated with such new product development. We have in the past and expect to continue to incur these expenses in future periods prior to recognizing revenue from these contracts. In addition, the portion of our revenue derived from international sales has increased, requiring an expansion of our sales and marketing efforts and logistics support in these markets. The accounting for stock options beginning in the first quarter of 2006 will require us to use the fair value method to account for all stock-based compensation pursuant to Statement of Financial Accounting Standard, (“SFAS, No. 123R”), which will significantly increase our operating expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, provision for warranty costs and price protection, useful lives, valuation of intangible and long-lived assets, estimates for costs recorded in restructuring and royalty accruals, deferred tax asset valuation allowance, foreign currency translation, foreign exchange forward contracts, and the use of option pricing models to establish values of equity instruments.

Revenue Recognition.    Our revenue is generated from the sale of wireless modems to wireless operators, OEM customers and distributors, and, to a lesser extent, from development services contracts. Revenue from product sales is recognized upon the latest of transfer of title or shipment of the product to the customer. For product sales with acceptance provisions, revenue is recognized at such time that the acceptance provisions are satisfied. We grant price protection provisions to certain customers and track pricing and other terms offered to customers buying similar products to assess compliance with these provisions. We establish allowances for estimated product returns and price protection in the period in which revenue is recognized. In estimating future product returns, we consider various relevant factors, including our stated return policies and practices and historical trends. We recognize revenue in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, which provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.

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

During 2003, we amended a joint development agreement containing multiple elements with one of our customers including development services and product shipments. Accordingly, we separated the deliverables into units of accounting and allocated arrangement consideration to these deliverables in accordance with the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In accordance with EITF Issue No. 00-21, $6.2 million in cash payments received in 2003 was deferred and is being recognized as revenue when products are shipped or as development services are performed. During 2004, we recognized approximately $5.7 million of this deferred revenue and the remaining $531,000 was recognized during the first quarter of 2005. We do not expect development services revenue to represent a significant percentage of total revenue in the foreseeable future.

Allowance for Doubtful Accounts Receivable.    We provide an allowance for our accounts receivable for estimated losses that may result from our customers’ inability to pay. We determine the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, and changes in customer payment cycles and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance. To minimize the likelihood of uncollectibility, we review our customers’ credit-worthiness periodically based on credit scores generated by independent credit reporting services, our experience with our customers and the economic condition of our customers’ industries. Material differences may result in the amount and timing of expense for any period if we were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required. We have not experienced significant variances in the past between our estimated and actual allowance for doubtful accounts and anticipate that we will be able to continue to make reasonable estimates in the future.

Provision for Excess and Obsolete Inventory.    Inventories are stated at the lower of cost (first-in, first-out method) or market. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess and obsolete inventory based on estimated future usage and sales. Write-downs in inventory value depend on various items, including factors related to customer demand as discussed under “Revenue” above, economic and competitive conditions, technological advances or new product introductions by us or our customers that vary from our current expectations. Whenever inventory is written down a new cost basis is established and the inventory is not subsequently written up if market conditions improve.

We believe that, when made, the estimates we use in calculating the inventory provision are reasonable and properly reflect the risk of excess and obsolete inventory. If customer demand for our inventory is substantially less than our estimates, inventory write-downs may be required, which could have a material adverse effect on our consolidated financial statements.

Warranty Costs.    We accrue warranty costs based on estimates of future warranty related repairs or rework of products. Our warranty policy generally provides one-year or two-year coverage for products following the date of purchase. Our policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. In estimating our future warranty obligations we consider various relevant factors, including the historical frequency of claims and the cost to replace or repair products under warranty. We have not experienced significant variances in the past between our estimated and actual warranty costs and have not experienced significant warranty expenses to date. Future warranty expenses could be materially different, depending on the quality of our product design and manufacturing.

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

Royalty Costs.    We have intellectual property license agreements which generally require us to make royalty payments based on a percentage of the revenue generated by sales of products incorporating the licensed technology. We recognize royalty obligations in accordance with the terms of the respective royalty agreements. We have also accrued for estimated royalty costs in situations where we do not have agreements based upon our current best estimate of the royalty obligation. These estimates are based on various market data information and other relevant information. If we enter into such agreements, or when additional market data becomes available, we will revise our estimates if necessary.

Income Taxes.    We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable to or refundable by tax authorities in the current fiscal year. We also recognize federal, state and foreign deferred tax liabilities or assets based on our estimate of future tax effects attributable to temporary differences and carry forwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. During 2005, we recorded a non-cash deferred income tax benefit of $2.4 million, as further discussed in Note 7 to our Consolidated Financial Statements. We will continue to evaluate the necessity of the valuation allowance based on the remaining deferred tax assets.

Foreign Currency Translation.    The functional currency of our principal foreign subsidiary is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated using the exchange rate in effect at the relevant balance sheet date. Revenues and expenses are translated using average exchange rates during the year. Translation adjustments are recorded in the consolidated statements of operations.

Foreign Exchange Forward Contracts.    We use foreign exchange forward contracts to hedge the economic exposure associated with accounts receivable balances denominated in Euros. Our forward contracts do not qualify as accounting hedges. We mark-to-market the forward contracts and include unrealized gains and losses in the current period as a component of other income (expense). As of December 31, 2005, the total amount of outstanding forward contracts amounted to 25 million Euros.

Stock-based Compensation.    We periodically grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares on the date of the grant. Historically, we have accounted for stock option grants to employees and directors using the intrinsic value method. Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the difference, if any, between the fair value of the underlying common stock on the date compensation is measured and the price the employee or director must pay to exercise the award. The measurement date for employee and director awards is the date of grant. No stock-based employee or director compensation expense was recorded in 2005, 2004 or 2003, as all options granted during those years had an exercise price greater than or equal to the fair market value of the underlying common stock on the date of grant and were granted only to employees and directors.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as current period charges . . .” This statement requires that those items be recognized as current-period charges regardless of whether they qualify as “so abnormal.” In addition, this statement requires the allocation of fixed production overhead to the cost of conversion based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. We do not believe that the adoption of this statement will have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires companies to expense the estimated fair value of employee stock options and similar awards. In April 2005, the U.S. SEC adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for us beginning in the first quarter of fiscal 2006. We plan to adopt the provisions of SFAS No. 123R using the modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding and unvested on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date, will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. At December 31, 2005, unamortized compensation expense, as determined in accordance with SFAS No. 123, that we expect to record during fiscal 2006 was approximately $8.7 million before income taxes. We expect to incur additional expense during fiscal 2006 related to new awards granted during fiscal 2006 that cannot yet be quantified. We are currently evaluating the future impact the adoption of SFAS No. 123R will have on our consolidated financial statements and we expect that the adoption will result in a significant increase in non-cash operating expenses.

In March 2005, the SEC released SAB No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as providing the Staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently reviewing the effect of SAB 107 on our consolidated financial statements as we prepare to adopt SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principles, and changes the accounting and reporting requirements for a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless doing so is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period in which the change occurred the cumulative effect of changing to the new accounting principle. SFAS No. 154 also requires that a change in the depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 carries forward, without change, the guidance in APB 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate and a change in reporting entity, as well as the provisions of SFAS No. 3 that govern reporting accounting changes in interim financial statements. We are currently evaluating the impact of SFAS No. 154 on our consolidated financial statements, but do not expect that the impact will be material.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS No. 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. SFAS No. 155 will be applied prospectively and is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. SFAS No. 155 is not expected to have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statements of operations expressed as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	(as a percent of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	71.5	67.3	82.6

Gross margin	28.5	32.7	17.4

Operating expenses:
Research and development	12.7	10.2	18.2
Sales and marketing	4.7	4.5	8.0
General and administrative	4.7	5.0	12.0
Restructuring and impairment charges	—	—	2.4

Total operating expenses	22.1	19.7	40.6

Income (loss) from operations	6.4	13.0	(23.2)

Interest income	1.4	0.8	0.1
Interest expense	0.0	(0.1)	(11.6)
Other, net	(0.1)	(0.1)	0.3

Income (loss) before income taxes	7.7	13.6	(34.4)
Provision for income taxes	0.8	0.3	—

Net income (loss) after income taxes	6.9%	13.3%	(34.4)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue.    Revenue for the year ended December 31, 2005 increased $58.0 million, or 55.9%, to $161.7 million compared to $103.7 million in 2004. The overall increase in revenue is primarily attributable to an increase in product sales of approximately $61.5 million primarily due to strong demand for our UMTS U630 and EV-DO PC Cards, which were both introduced during the fourth quarter of 2004. The overall increase in CDMA / EV-DO product sales in 2005 was approximately $45.5 million. Our UMTS / HSDPA product sales, which include the Fixed Mobile Convergence products that were introduced during the first quarter of 2005, increased by approximately $16.0 million in 2005 compared to 2004. The increase in revenue was also attributable to the overall increase in demand for our wireless products and wireless access services, which is the direct result of the continued deployment of 3G networks throughout Europe, North America, Asia and Africa. Revenue recognized for development services decreased by $3.5 million, or 87.5%, to $500,000 during 2005 as compared to $4.0 million in 2004. We do not expect development services revenue to represent a significant percentage of total revenue in the foreseeable future.

Cost of revenue.    Cost of revenue for the year ended December 31, 2005 increased by $45.8 million, or 65.6%, to $115.6 million compared to $69.8 million in 2004. The increase in cost of revenues was primarily related to an increase in product cost of $39.2 million due to the increase in revenues as discussed above. In addition, freight and distribution costs increased by approximately $3.7 million due to additional costs associated with our European product sales. The remaining increases in costs of sales consisted of an increase of approximately $2.8 million related to the write-off of certain legacy products in inventory and an increase in royalty costs of approximately $2.7 million. The cost of revenues was favorably impacted by a decrease in development service costs from $2.9 million in 2004 to $200,000 in 2005.

Gross margin.    Gross margin for the year ended December 31, 2005 increased by $12.2 million or 36% to $46.1 million compared to $33.9 million in 2004. The increase was primarily attributable to the increase in sales volume of our products. Gross margin as a percent of revenue decreased to 28.5% for the year ended December 31, 2005 compared to 32.7% for 2004. The decrease in gross margin as a percentage of revenue was primarily attributable to the negative impact of competitive pricing pressures on our sales prices in Europe, write-offs of inventory as discussed above, and the additional freight and distribution costs associated with our move towards a direct distribution model in Europe in 2005.

Research and development expenses.    Our research and development expenses for the year ended December 31, 2005 increased $9.9 million, or 93.1%, to $20.5 million compared to $10.6 million for the same period in 2004. Research and development expenses increased as a result of additional staff and products developed in 2005 compared to 2004. This increase was primarily attributable to an increase of approximately $2.8 million in salary and related expenses due to additional headcount, an increase in outside consulting services and travel costs of approximately $1.7 million, an increase of $1.6 million in research supplies and expendable equipment due to increased product development activities in 2005 as compared to 2004, an increase in facility and depreciation expenses of approximately $1.0 million due to facility expansions and capital equipment purchases. In addition, costs recovered from customer funded development contracts decreased by $2.7 million, to $200,000, compared to $2.9 million for 2004.

Sales and marketing expenses.    Sales and marketing expenses for the year ended December 31, 2005 increased $2.9 million, or 60.6%, to $7.6 million compared to $4.7 million for the same period in 2004. The increase was primarily a result of an increase in sales and marketing efforts, which included hiring new personnel during 2005 to expand our European sales team, which increased salary and related expenses by approximately $1.6 million, an increase in marketing expenses of approximately $500,000, an increase in rent and utilities expense of $400,000 due primarily to facility expansions and an increase in travel costs of approximately $300,000 compared to 2004.

General and administrative expenses.    General and administrative expenses for the year ended December 31, 2005 increased approximately $2.4 million, or 46.5%, to $7.5 million compared to $5.1 million for the same period in 2004. The increase was primarily attributable to an increase in professional fees of approximately $1.4 million due largely to costs associated with complying with the requirements of Sarbanes-Oxley as well as tax accounting fees associated with consulting services related to evaluating our ability to utilize our net operating losses, and an increase in salary and related expenses of approximately $1.0 million due to additional headcount during 2005 as compared to 2004.

Interest income and expense.    Interest income and expense increased by approximately $1.3 million for the year ended December 31, 2005 compared to the same period in 2004 primarily due to the increase in our average cash and marketable securities balances in 2005, as well as an increase in the average yields realized on our marketable securities and cash balances, which resulted in higher income yielded as compared to 2004.

Provision for income taxes.    Income tax expense was approximately $1.4 million for 2005, which consists of federal and state taxes at our estimated effective tax rate of 31% offset by a revision of our valuation allowance on specific U.S. deferred tax assets of approximately $2.4 million. During 2005, management evaluated the deferred tax valuation allowance and determined that the valuation allowance on a portion of the U.S. deferred tax assets should be revised and as a result, the Company recorded a non-cash deferred income tax benefit to the Statements of Operations of $2.4 million for the year ended December 31, 2005. This determination was based on 2004 and 2005 operating results and in anticipation of using net operating losses due to current projections of future taxable income. In addition, we recorded a credit of $8.2 million to Stockholders’ Equity relating to the reduction of the valuation allowance on net operating loss carryforwards from stock option deductions.

The difference between the federal and state statutory rate of approximately 40% and our effective tax rate is due primarily to research and development credits generated in 2005 and a low effective state tax rate.

Net income.    For the year ended December 31, 2005, the Company reported net income applicable to common stockholders of $11.1 million as compared to $13.7 million for the same period in 2004.

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

Research and development expenses.    Our research and development expenses for the year ended December 31, 2004 increased $4.5 million, or 74%, to $10.6 million compared to $6.1 million for the same period in 2003. The increase was primarily attributable to an increase of approximately $1.9 million in research supplies and expendable equipment due to increased product development activities in 2004 as compared to 2003, $1.7 million was attributable to increases in salary and related expenses due to additional headcount during 2004 as compared to 2003, an increase in outside consulting services and travel costs of approximately $1.3 million. In addition, research and development expenses increased by $500,000 as a result of the reassignment of research and development personnel from customer funded development contracts to non customer funded development projects during 2004 as compared to 2003. These increases were offset by decreases in depreciation, facility and overhead costs of approximately $1.1 million, primarily due to an increase in the number of assets that became fully depreciated near the end of 2003 and in the first quarter of 2004.

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

General and administrative expenses.    General and administrative expenses for the year ended December 31, 2004 increased approximately $1.0 million, or 26%, to $5.1 million compared to $4.1 million for the same period in 2003. The increase was primarily attributable to an increase in professional fees of approximately $1.0 million due largely to costs associated with complying with the requirements of Sarbanes-Oxley as well as tax accounting fees associated with the ongoing evaluation the ability to utilize net operating losses, an increase in salary and related expenses of approximately $500,000 due to additional headcount during 2004 as compared to 2003 and an increase in facility overhead costs of approximately $200,000. These increases were offset by a decrease in the amortization of deferred compensation costs of approximately $400,000, due to the deferred compensation balance becoming fully amortized during 2004 and a decrease in depreciation costs of approximately $400,000 primarily due to an increase in the number of assets that became fully depreciated during 2003 and 2004.

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

Liquidity and Capital Resources

As of December 31, 2005, we had working capital of $95.1 million and approximately $90.3 million in cash and cash equivalents and short-term and long-term marketable securities, which is an increase of approximately $9.1 million from $81.2 million at December 31, 2004.

During 2004 and 2005, cash proceeds from operations became a source of financing. For the years ended December 31, 2005 and 2004, we recorded net income applicable to common stockholders of $11.1 million and $13.7 million, respectively. Prior to 2004, we had incurred significant costs to develop our technologies and products, which exceeded total gross margin contribution. As a result, we incurred losses in each annual period between the date of our inception and the beginning of 2004. We have historically financed our operating and capital resource requirements using cash flows from the issuance and sale of our equity securities and borrowings. As of December 31, 2005, we had an accumulated deficit of $222.3 million compared to an accumulated deficit of $233.5 million at December 31, 2004.

On December 29, 2005, we entered into a two-year $25.0 million secured revolving credit facility (“the Credit Agreement”). The Credit Agreement was entered into with Bank of America, N.A., as Administrative Agent, who was granted a first priority blanket lien on substantially all of our assets in order to secure repayment of outstanding indebtedness under the Credit Agreement. At the Company’s option, borrowings under the Credit Agreement will bear interest at either London Interbank Offering Rate (LIBOR) plus 100-150 basis points depending on the level of borrowing under the Credit Agreement, or at the prime rate plus 50 basis points (7.5% at December 31, 2005). As of December 31, 2005, we had $5.0 million outstanding under the Credit Agreement.

In May 2004, we completed an underwritten equity offering transaction, raising approximately $61.0 million, net of offering costs and underwriters’ commissions of approximately $4.9 million, upon the issuance of 4,250,000 shares of our common stock.

In January 2004, we raised aggregate net proceeds of approximately $7.5 million, net of fees to the placement agent and offering costs, from the issuance of 1,142,855 shares of common stock in a private placement transaction with accredited investors. Warrants to acquire 228,565 common shares at a price of $8.83 per share, expiring on January 15, 2009, were also issued in conjunction with this offering.

During 2005 and 2004, we received aggregate proceeds of approximately $1.0 million and $8.6 million in connection with the issuance of 327,344 and 3,646,512 shares of common stock, respectively, upon the exercise of certain outstanding warrants and stock options.

Historical Cash Flows

Net cash provided by operating activities.    Net cash provided by operating activities increased by $6.9 million to approximately $12.5 million for 2005 compared to approximately $5.6 million for 2004. This increase was primarily attributable to an increase in our accounts payable of $28.3 million, an increase in accrued expenses of $2.8 million, offset by an increase in inventories of $16.4 million, an increase in our accounts receivable of $14.0 million, an increase in our prepaid expenses of $7.8 million and net income for 2005 of $11.1 million, which includes $4.5 million of non-cash depreciation and amortization expenses, $2.9 million of inventory write-offs, and $1.1 million of non-cash income tax expense. Net cash provided by operating activities for 2004 was approximately $5.6 million. This was primarily attributable to $13.8 million net income recorded for the fiscal year ended December 31, 2004, compared to our net loss from $11.6 million in 2003.

Net cash used in investing activities.    Net cash provided by investing activities for 2005 was approximately $3.9 million compared to $69.2 million used in investing activities in 2004. The cash provided by investing activities in 2005 was primarily due to the sales of marketable securities of $11.0 million, offset by purchases of property and equipment of $6.8 million and purchases of licensed technologies of $400,000. The cash used in investing activities in 2004 was primarily due to the net purchases of marketable securities of $65.1 million, purchases of property and equipment of $2.4 million and purchases of licensed technologies of $1.8 million.

Net cash provided from financing activities.    Net cash provided by financing activities for 2005 was $3.8 million, compared to $76.1 million for 2004. Cash provided by financing activities in 2005 was due to proceeds from borrowings on our line of credit facility of $5.0 million, $1.0 million of proceeds received from the exercise of common stock options, and proceeds of $600,000 received from the issuance of common stock under the employee stock purchase plan, offset by payments of approximately $2.8 million on capital lease obligations. Cash provided from financing activities in 2004 was due to the net proceeds of $61.0 million received from a secondary offering equity transaction that was completed in May 2004, $7.5 million from the January 2004 issuance of common stock and proceeds from the exercise of common stock options and warrants of $8.6 million, offset by capital lease obligation payments of approximately $1.1 million.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at December 31, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Fiscal Year
	2006	2007	2008	2009	2010	Total
Capital leases and other obligations	$3,891	$—	$—	$—	$—	$3,891
Operating leases	1,831	1,774	1,316	1,356	1,396	7,673
Committed purchase orders	42,121	—	—	—	—	42,121

Total contractual obligations	$47,843	$1,774	$1,316	$1,356	$1,396	$53,685

Other Liquidity Needs

During the next twelve months we plan to incur approximately $15.0 million to $17.0 million for capital expenditures and the acquisition of additional licenses. In addition, certain of our operating leases related to facilities obligate us to pay an aggregate of approximately $6.9 million, net of sublease income, over the next 60 months. This obligation is included in the operating lease commitments in the above table.

We believe that our available cash and investments together with our operating cash flows and available borrowings under our line of credit facility, will be sufficient to fund operations, including the continued expansion of our sales and marketing team, the further development of our new products and the related increase in our general and administrative expenses, and to satisfy our working capital requirements and anticipated capital expenditures for the next twelve months. We expect that a significant source of funds in the future will be our operating cash flow. Our future revenue is dependent on us fulfilling our commitments under agreements with a small number of major customers. Our liquidity could be impaired if there is any interruption in our business operations, a material failure to satisfy these contractual commitments or a failure to generate additional revenue from new or existing products.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At December 31, 2005, we had $90.3 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $36.7 million of our cash and cash equivalents at December 31, 2005, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $53.7 million of our investments by approximately $500,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our Consolidated Statements of Operations until the investment is sold or if the reduction in fair value was determined to be other than temporary.

Foreign Currency Exchange Rate Risk

During 2005, approximately $66.2 million of our sales transactions were denominated in Euros. In order to hedge against the short-term impact of foreign currency fluctuations on our accounts receivable balances we have entered into forward foreign exchange contracts. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. If foreign currency rates were to fluctuate by 10% from rates at December 31, 2005, our financial position, results of operations and cash flows would not be materially affected. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

All of our outstanding foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. As of December 31, 2005 the total amount of outstanding forward contracts amounted to 25 million Euros. During 2005, we recorded unrealized gains of approximately $1.8 million on our forward contracts. These unrealized gains were offset by a foreign currency losses of approximately $2.1 million recorded in other income and expense related primarily to our foreign currency receivable balances denominated in Euros during 2005.

Revenues generated outside the United States, as a percentage of total revenues were approximately 58% for the fiscal year ended December 31, 2005 and 76% for 2004. Significant fluctuations in foreign exchange rates could impact future operating results.

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

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, including internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. For example, a company’s operations may change over time, such as the result of new or discontinued lines of business and management must periodically modify a company’s internal controls and procedures to timely match these changes in its business. And, in the end, all controls and procedures are necessarily subject to the judgment of management in evaluating the design and cost benefit relationship of possible controls and procedures, and the judgment of company personnel in their application.

As of December 31, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting.    An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal controls over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any change in our internal controls over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Novatel Wireless, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rules 13a-15(f) and 15d-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Novatel Wireless included in this Annual Report on Form 10-K, has issued an audit report on management’s assessment of the effectiveness of Novatel Wireless’ internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of Novatel Wireless’ internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc. and subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting as of December 31, 2005, that Novatel Wireless, Inc. and subsidiaries (Novatel Wireless) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Novatel Wireless’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Novatel Wireless maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Novatel Wireless maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novatel Wireless, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California

March 16, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a)  Identification of Directors.    The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

(b)  Identification of Executive Officers.    The information under the caption “Certain Information with Request to Executive Officers,” appearing in the Proxy Statement to be filed for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

(c)  Compliance with Section 16(a) of the Exchange Act.    The information under the caption “Compliance with Federal Securities Laws,” appearing in the Proxy Statement to be filed for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

(d)  Code of Ethics.    The Company has adopted a Code of Business Conduct and Ethics which, together with the policies referred to therein, is applicable to all directors, officers and employees of the Company. The Code of Business Conduct and Ethics covers all areas of professional conduct, including conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business. The Company encourages all employees, officers and directors to promptly report any violations of any of the Company’s policies. In the event that a substantive amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics that applies to our principal executive or senior financial officer is necessary, the company intends to post such information on its website. A copy of our Code of Business Conduct and Ethics can be obtained from our website at www.novatelwireless.com.

Item 11.	Executive Compensation

The information under the heading “Executive Compensation and Other Information” appearing in the Proxy Statement to be filed for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Principal Stockholders” appearing in the Proxy Statement to be filed for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information under the heading “Certain Relationships and Related Transactions,” appearing in the Proxy Statement to be filed for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the heading “Principal Accountant Fees and Services,” appearing in the Proxy Statement to be filed for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  1. Index to Consolidated Financial Statements

See Index to Consolidated Financial Statements and financial statement schedules.

(a)  2. Index to Financial Statement Schedules

The following Financial Statement Schedules for the years ended December 31, 2005, 2004 and 2003 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.

Schedule	Page
Schedule II—Valuation and Qualifying Accounts	F-34

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(b)  Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended
September 30, 2002, filed on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the
year ended December 31, 2003, filed March 31, 2004).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.5	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock
(incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on
Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to
Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended
December 31, 2003, filed March 31, 2004).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the
Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s
Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the
Company and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s
Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

Exhibit Number	Description

4.4	Form of Preferred Stock and Warrant Purchase Agreement entered into in connection with the
Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to
Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 18, 2002.

4.5	Registration Rights Agreement dated as of September 12, 2002 by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.6	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series
B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s
Current Report on Form 8-K, filed March 28, 2003).

4.7	Registration Rights Agreement entered into in connection with the Company’s 2003 Series B
Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s
Current Report on Form 8-K, filed March 28, 2003).

4.8	Securities Purchase Agreement entered into in connection with the Company’s January 2004
Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15,
2004).

4.9	Registration Rights Agreement entered into in connection with the Company’s January 2004
Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15,
2004).

4.10	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004
Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15,
2004).

10.1	Amended and Restated 1997 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).**

10.2	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan.*, **, ***

10.3	Form of Executive Officer Stock Option Agreement under the Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan.*, **

10.4	Form of Director Stock Option Agreement under the Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan.*, ***

10.5	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan.*, **

10.6	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on
Form S-1 (No. 333-42570), filed November 14, 2000, as amended).**, ***

10.7	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on
Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).**

10.8	Form of Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed May 10, 2005).**

10.9	Credit Agreement, dated December 29, 2005, by and between Bank of America, N.A. and the Company.*

21	Subsidiaries of Novatel Wireless, Inc.*

Exhibit Number	Description

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.*

24	Power of Attorney (See signature page).

31.1	Certification of our Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of our Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith

**	Contract or compensatory plan or arrangement in which Executive Officers are eligible to participate

***	Contract or compensatory plan or arrangement in which Directors are eligible to participate

Supplemental Information

No Annual Report to Stockholders or annual Proxy materials have been sent to our stockholders as of the date of this report. The Annual Report to Stockholders and annual Proxy materials will be furnished to our stockholders subsequent to the filing of this report and we will provide such material to the SEC at that time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2006	NOVATEL WIRELESS, INC.

	By:	/S/ PETER V. LEPARULO
Peter V. Leparulo Chief Executive Officer and Director

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

Signature	Title	Date

/S/ PETER V. LEPARULO Peter V. Leparulo	Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2006

/S/ DAN L. HALVORSON Dan L. Halvorson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2006

/S/ JOHN H. DAVIS John H. Davis	Director	March 16, 2006

/S/ ROBERT H. GETZ Robert H. Getz	Director	March 16, 2006

/S/ PENG K. LIM Peng K. Lim	Director	March 16, 2006

/S/ HORST J. PUDWILL Horst J. Pudwill	Director	March 16, 2006

/S/ MARK ROSSI Mark Rossi	Director	March 16, 2006

/S/ DAVID A. WERNER David A. Werner	Director	March 16, 2006

S-1

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$36,653	$16,486
Marketable securities	47,075	36,591
Accounts receivable, net of allowance for doubtful accounts of $96 in 2005 and $105 in 2004	28,121	14,061
Inventories	23,132	9,653
Deferred tax assets, net	5,253	—
Prepaid expenses and other	9,821	2,182

Total current assets	150,055	78,973

Property and equipment, net	13,865	4,476
Marketable securities	6,611	28,144
Intangible assets, net	3,459	4,620
Deferred tax assets, net	1,849	—
Other assets	225	110

	$176,064	$116,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,226	$5,952
Accrued expenses	11,555	7,962
Restructuring accrual	333	573
Line of credit	5,000	—
Deferred revenue	—	531
Capital lease obligations	3,891	1,127

Total current liabilities	55,005	16,145

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized, 29,326 and 28,944 shares issued and outstanding at December 31, 2005 and 2004, respectively	29	29
Additional paid-in capital	343,738	333,945
Accumulated other comprehensive loss	(364)	(336)
Accumulated deficit	(222,344)	(233,460)

Total stockholders’ equity	121,059	100,178

	$176,064	$116,323

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue	$161,736	$103,727	$33,815
Cost of revenue	115,568	69,780	27,942

Gross margin	46,168	33,947	5,873

Operating costs and expenses:
Research and development	20,515	10,625	6,118
Sales and marketing	7,611	4,739	2,693
General and administrative	7,528	5,138	4,068
Restructuring and impairment charges	—	—	828

Total operating costs and expenses	35,654	20,502	13,707

Operating income (loss)	10,514	13,445	(7,834)
Other income (expense):
Interest income	2,251	927	44
Interest expense	(27)	(56)	(3,939)
Other income (expense), net	(216)	(148)	91

Income (loss) before income taxes	12,522	14,168	(11,638)
Provision for income taxes	1,406	349	—

Net income (loss) after income taxes	11,116	13,819	(11,638)
Accretion of dividends and beneficial conversion features pertaining to preferred stock	—	(145)	(5,079)

Net income (loss) applicable to common stockholders	$11,116	$13,674	$(16,717)

Per share data:
Net income (loss) per common share:
Basic	$0.38	$0.57	$(2.14)
Diluted	$0.37	$0.48	$(2.14)
Weighted average shares used in computation of basic and diluted net income (loss) per common share:
Basic	29,132	23,969	7,818
Diluted	30,319	28,863	7,818

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2003	—	$—	6,985	$7	$238,640	$(1,729)	$(230,417)	$—	$6,501
Exercise of stock options and warrants	—	—	2,409	3	2,791	—	—	—	2,794
Deferred compensation adjustment for stock options cancelled	—	—	—	—	(849)	849	—	—	—
Amortization of deferred compensation	—	—	—	—	—	738	—	—	738
Shares issued under employee stock purchase plan	—	—	16	—	15	—	—	—	15
Accretion of dividends on Series A convertible and redeemable preferred stock (from January 1, 2003 through May 9, 2003)	—	—	—	—	—	—	(97)	—	(97)
Accretion of dividends on Series A preferred stock (from May 10, 2003 through December 31, 2003)	—	—	—	—	67	—	(67)	—	—
Accretion of imputed value assigned to the beneficial conversion on Series A convertible and redeemable preferred stock and related common stock warrants upon termination of redemption feature	—	—	—	—	—	—	(2,962)	—	(2,962)
Amortization of offering costs for Series A convertible and redeemable preferred stock	—	—	—	—	—	—	(177)	—	(177)
Reclassification of convertible and redeemable Series A preferred stock as amended on May 9, 2003	4	—	—	—	3,900	—	—	—	3,900
Conversion of Series A preferred stock into shares of common stock	(3)	—	253	—	—	—	—	—	—
Conversion of secured subordinated convertible promissory notes into shares of Series B preferred stock	5	—	—	—	4,721	—	—	—	4,721
Issuance of Series B preferred stock, net of issuance costs	2	—	—	—	1,522	—	—	—	1,522
Imputed value of beneficial conversion feature relating to the issuance of convertible notes payable	—	—	—	—	3,594	—	—	—	3,594

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Warrants issued in connection with convertible notes payable	—	—	—	—	79	—	—	—	79
Imputed value of beneficial conversion feature relating to the issuance of Series B preferred stock	—	—	—	—	1,581	—	(1,581)	—	—
Conversion of Series B preferred stock into shares of common stock	(2)	—	3,075	3	(3)	—	—	—	—
Accretion of dividends on Series B preferred stock	—	—	—	—	195	—	(195)	—	—
Net loss	—	—	—	—	—	—	(11,638)	—	(11,638)

Balance, December 31, 2003	6	—	12,738	13	256,253	(142)	(247,134)	—	8,990
Exercise of stock options and warrants	—	—	3,646	4	8,578	—	—	—	8,582
Tax benefit from exercise of stock options	—	—	—	—	349	—	—	—	349
Amortization of deferred compensation	—	—	—	—	—	142	—	—	142
Shares issued under employee stock purchase plan	—	—	6	—	89	—	—	—	89
Accretion of dividends on Series A preferred stock	—	—	—	—	18	—	(18)	—	—
Conversion of Series A preferred stock into shares of common stock	(1)	—	102	—	—	—	—	—	—
Conversion of Series B preferred stock into shares of common stock	(5)	—	7,059	7	(7)	—	—	—	—
Accretion of dividends on Series B preferred stock	—	—	—	—	127	—	(127)	—	—
Issuance of common stock, net of offering costs	—	—	5,393	5	68,538	—	—	—	68,543
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(336)	(336)
Net income	—	—	—	—	—	—	13,819	—	13,819

Balance, December 31, 2004	—	—	28,944	29	333,945	—	(233,460)	(336)	100,178
Exercise of stock options and warrants	—	—	327	—	1,031	—	—	—	1,031
Shares issued under employee stock purchase plan	—	—	55	—	546	—	—	—	546

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Tax Benefit from reversal of deferred tax asset valuation	—	—	—	—	8,216	—	—	—	8,216
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(28)	(28)
Net income	—	—	—	—	—	—	11,116	—	11,116

Balance, December 31, 2005	—	$—	29,326	$29	$343,738	$—	$(222,344)	$(364)	$121,059

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$11,116	$13,819	$(11,638)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,472	3,655	3,689
Provision for bad debt	19	—	148
Inventory write-offs	2,937	131	1,960
(Gain) loss on sale of property and equipment	—	80	(309)
Accretion of interest expense on convertible notes	—	—	3,715
Amortization of deferred compensation for stock options issued below fair value	—	142	738
Warrants issued in connection with convertible notes	—	—	79
Non-cash income tax expense	1,114	349	—
Changes in assets and liabilities:
Restricted cash	—	635	(530)
Accounts receivable, net	(14,079)	(4,676)	(2,320)
Inventories	(16,415)	(7,435)	(59)
Prepaid expenses and other assets	(7,754)	(726)	(208)
Accounts payable	28,274	(778)	(189)
Accrued expenses	3,593	6,783	(87)
Inventory purchase commitment	—	—	(478)
Restructuring accrual	(240)	(649)	(109)
Deferred revenues	(531)	(5,687)	5,241

Net cash provided by (used in) operating activities	12,506	5,643	(357)

Cash flows from investing activities:
Purchases of property and equipment	(6,752)	(2,378)	(225)
Proceeds from sale of property and equipment	—	31	321
Purchases of licensed technologies	(390)	(1,820)	(395)
Purchases of securities	(43,664)	(75,789)	—
Securities maturities/sales	54,684	10,718	—

Net cash provided by (used in) investing activities	3,878	(69,238)	(299)

Cash flows from financing activities:
Proceeds from (payments on) line of credit	5,000	—	(2,234)
Net proceeds from issuance of Series B convertible preferred stock	—	—	1,522
Proceeds from exercise of stock options and warrants	1,031	8,582	2,793
Proceeds from shares issued under the employee stock purchase plan	546	89	15
Net proceeds from the issuance of common stock	—	68,543	—
Net proceeds from the issuance of convertible notes payable	—	—	1,095
Payments under capital lease obligations	(2,794)	(1,075)	(164)

Net cash provided by financing activities	3,783	76,139	3,027

Net increase in cash and cash equivalents	20,167	12,544	2,371
Cash and cash equivalents, beginning of year	16,486	3,942	1,571

Cash and cash equivalents, end of year	$36,653	$16,486	$3,942

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Supplemental disclosures of non-cash investing and financing activities:
Accretion of dividends on Series A convertible and redeemable preferred stock	$—	$—	$97
Accretion of dividends on Series A convertible preferred stock	$—	$18	$67
Amortization of offering costs for Series A convertible and redeemable preferred stock	$—	$—	$177
Reclassification of convertible and redeemable Series A preferred stock to convertible Series A preferred stock	$—	$—	$3,900
Deferred compensation adjustment for stock options cancelled	$—	$—	$849
Issuance of convertible notes payable to settle the inventory purchase commitments liability	$—	$—	$3,505
Deemed dividend for the imputed value assigned to the beneficial conversion feature on conversion of the Convertible Notes to Series B preferred stock and related common warrants	$—	$—	$1,581
Accretion of imputed value assigned to the beneficial conversion feature on Series A convertible and redeemable preferred stock and related common stock warrants	$—	$—	$2,962
Conversion of Series A preferred stock into shares of common stock	$—	$—	$2,926
Conversion of Series B preferred stock into shares of common stock	$—	$7	$—
Conversion of convertible notes payable into Series B preferred stock	$—	$—	$4,721
Imputed value assigned to beneficial conversion feature on convertible notes payable	$—	$—	$3,594
Accretion of dividends on Series B preferred stock	$—	$127	$195
Capital lease obligations	$5,558	$2,120	$75
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27	$56	$145

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Significant Accounting Policies

Novatel Wireless, Inc. (the “Company”) was incorporated in 1996 under the laws of the State of Delaware. The Company is a provider of wireless broadband access solutions for the worldwide mobile communications market. The Company’s broad range of products includes 3G wireless PC card modems, embedded modems, communications software and Fixed-Mobile Convergence (FMC) solutions for wireless network operators, infrastructure providers, distributors, original equipment manufacturers (OEMs), and vertical markets worldwide. Through the integration of its hardware and software, the Company’s products are designed to operate on a majority of global wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. The Company also offers software engineering, integration and design services to its customers to facilitate the use of its products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period’s financials statements to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, allowance for excess and obsolete inventory, useful lives, valuation of intangible and long-lived assets, provision for warranty and price protection costs, estimated royalty costs, deferred tax asset valuation allowance, and the use of option pricing models to establish values of equity instruments.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist of money market and mutual funds, U.S. government and other corporate debt securities and are recorded at market value, which approximates cost. Cash and cash equivalents balances were $36.7 million at December 31, 2005 and $16.5 million at December 31, 2004.

Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the Company’s cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. While it is the Company’s intent to hold such securities until maturity, the Company may sell certain securities for cash flow purposes. Thus, the Company’s marketable securities are classified as available-for-sale and are carried on the balance sheet at fair value with the related unrealized gains and losses included in

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cash flows from the sale of inventories are included in cash flows from operating activities in the consolidated statements of cash flows.

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

Revenue Recognition

The Company’s revenue is generated from the sale of wireless modems to wireless operators, OEM customers, value added resellers (“VARs”) and distributors and from development services contracts. Revenue from product sales is recognized upon the latest of transfer of title or shipment of the product to the customer. For product sales with acceptance provisions, revenue is recognized at such time that the acceptance provisions

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are satisfied. The Company records deferred revenue for cash payments received from customers in advance of when revenue recognition criteria are met. The Company grants price protection to certain customers in accordance with the provisions of the respective contracts and tracks pricing and other terms offered to customers buying similar products to assess compliance with these provisions. To date, the Company has not incurred material price protection expenses. The Company establishes reserves for estimated product returns allowances in the period in which revenue is recognized. In estimating future product returns, the Company considers various relevant factors, including the Company’s stated return policies and practices and historical trends. The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, which provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.

For its fixed price development services contracts, the Company recognizes revenue as services are rendered using labor output measures or the achievement of milestones as indicators of progress. Total estimated costs are based on management’s assessment of costs to complete the project including periodic assessments of the progress achieved and the costs expended to date. To the extent that estimated costs materially change, revenue and profit recorded under the associated contract is adjusted accordingly. If total costs of completion are estimated to exceed the contract value, a loss is recognized in the period the loss is identified. Total revenue recognized for development services during 2005, 2004, and 2003 amounted to $500,000, $4.0 million and $5.4 million, respectively. Total costs of revenue incurred for development services in 2005, 2004, and 2003 amounted to $200,000, $2.9 million and $4.3 million, respectively. The Company expects that, going forward, the level of engineering services revenue, as a percentage of total revenue, will not be significant.

During 2003, the Company entered into a joint development agreement containing multiple elements with one of its customers. These elements include development services and product shipments. Accordingly, the Company has separated its deliverables into units of accounting and recognized revenue on these deliverables, consistent with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, $6.2 million in cash payments received in 2003 were recorded as deferred revenue, of which approximately $5.7 million had been recognized as revenue as products were shipped or as services were rendered during 2004. The remaining $531,000 was recognized as revenue as products were shipped during 2005.

Research and Development Costs

Research and development costs are expensed as incurred. Revenue is recorded for research and development efforts that are reimbursed under development services contracts with the related costs classified as cost of revenues.

Warranty Costs

The Company accrues warranty costs based on estimates of future warranty related repairs or rework of products. The Company’s warranty policy generally provides one-year or two-year coverage for products following the date of purchase. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. In estimating its future warranty obligations the Company considers various relevant factors, including the historical frequency of claims and the cost to replace or repair products under warranty. The Company has not experienced significant variances in the past between its estimated and actual warranty costs. The Company has not experienced significant warranty expenses to date. Future expenses could be different, depending on the quality of the Company’s product design and manufacturing.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Royalty Costs

The Company has license agreements which commit it to royalty payments generally based on a percentage of the sales price of its products using certain technologies. The Company recognizes royalty obligations in accordance with terms of the respective royalty agreements. The Company has also accrued for royalty costs in cases where its does not have agreements by using its current best estimate of its obligation. These estimates are based on various market data information and other relevant information. If the Company enters into such agreements, or when additional market data becomes available, it revises its estimates accordingly.

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

Derivatives and Hedging

The Company enters into derivative financial instrument contracts only for hedging purposes and accounts for them in accordance with SFAS No. 133 and its amendments SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These derivative financial instruments consist solely of foreign currency forward exchange contracts. The purpose of these derivative instruments is to hedge the Company’s economic exposure associated with sales and asset balances denominated in Euros. The Company’s forward contracts do not qualify as accounting hedges as prescribed by SFAS No. 133. The Company marks-to-market the forward contracts and includes unrealized gains and losses in the current period as a component of other income (expense) in the Statements of Operations.

As of December 31, 2005 the total amount of outstanding forward contracts amounted to 25 million Euros. For the year ended December 31, 2005, the Company recorded an unrealized gain of $1.8 million on its foreign currency forward exchange contracts. For the year ended December 31, 2004, the Company recorded an unrealized loss of $132,000 on its foreign currency forward exchange contracts.

Litigation

The Company is currently involved in certain legal proceedings. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company’s pending litigation and revised its estimates, if necessary.

Stock-Based Compensation

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognizes compensation expense on the grant date if the then current market price of the stock exceeds the exercise price.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In accordance with SFAS No. 123, the Company accounts for costs of stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25. Additionally, the Company discloses the pro forma effect on net income (loss) and related per share amounts as if the fair-value method prescribed by SFAS No. 123 had been used to account for its stock-based employee compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. During fiscal 2005, the Company issued options to purchase an aggregate of 1,748,638 shares of the Company’s common stock to its employees and non-employee directors. The vesting schedule for 1,082,500 of these options is 20% at six months from the vesting commencement date and 1/30th of the remaining balance of the grant each month thereafter for the next 30 months while service continues. The remaining option grants made during this period vest 25% at one year from the vesting commencement date and 1/36th of the remaining balance of the grant each month thereafter for the next 36 months while service continues. However, the Company’s 2000 Stock Incentive Plan, pursuant to which these options were granted, permits accelerated vesting upon a change in control of the Company. The weighted average exercise price per share of the options granted during the year ended December 31,2005 was estimated to be $12.04 per share on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options granted during fiscal 2005, 2004 and 2003 was estimated as $6.34, $10.66, and $1.89, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 66%, 90%, and 123% for fiscal 2005, 2004 and 2003, respectively, risk-free interest rates between 2.58% and 4.38% and expected lives of four years.

Had compensation expense been determined based on the fair values at the dates of grant for the years ended December 31, 2005, 2004, and 2003 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net income (loss) per share would have been reported as the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss) applicable to common stockholders, as reported	$11,116	$13,674	$(16,717)
Add: Share-based employee compensation expense included in reported net income available to common stockholders, net of related tax benefits	—	142	738
Deduct: Share-based employee compensation expense determined under the fair value based method for all awards, net of related tax benefits	(18,815)	(8,624)	(4,162)

Net income (loss) applicable to common stockholders, pro forma	$(7,699)	$5,192	$(20,141)

Net income (loss) per share, Basic as reported	$0.38	$0.57	$(2.14)
Net income (loss) per share, Basic pro forma	$(0.26)	$0.22	$(2.58)
Net income (loss) per share, Diluted as reported	$0.37	$0.48	$(2.14)
Net income (loss) per share, Diluted pro forma	$(0.26)	$0.18	$(2.58)

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computation of Net Income (Loss) Per Share

SFAS No. 128, “Earnings Per Share,” requires companies to compute basic and diluted per share data for all periods for which a statement of operations is presented. Basic net income (loss) per share excludes dilution and is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares that were outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable accrued expenses and line of credit approximate their fair value due to their short-term nature. The Company performs credit evaluations of key customers and management believes it is not exposed to significant credit risk on its accounts receivable in excess of established reserves.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as current period charges . . ..” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires companies to expense the estimated fair value of employee stock options and similar awards. In April 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the Company beginning in the first quarter of fiscal 2006. The Company plans to adopt the provisions of SFAS No. 123R using the modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date, will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. At December 31, 2005, unamortized compensation expense, as determined in accordance with SFAS No. 123, that the Company expects to record during fiscal 2006 was approximately $8.7 million before income taxes. The Company expects to incur additional expense during fiscal 2006 related to new awards granted during fiscal 2006 that cannot yet be quantified. The Company is currently evaluating the future impact the adoption SFAS No. 123R will have on its consolidated financial statements and expects that the adoption will result in a significant increase in operating expenses.

In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107 on its consolidated financial statements as it prepares to adopt SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principles, and changes the accounting and reporting requirements for a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless doing so is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period in which the change occurred the cumulative effect of changing to the new accounting principle. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate and a change in reporting entity, as well as the provisions of SFAS No. 3 that govern reporting accounting changes in interim financial statements. The Company is currently evaluating the impact of SFAS No. 154 on its consolidated financial statements, but does not expect that the impact will be material.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS No. 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. SFAS No. 155 will be applied prospectively and is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial statements.

2.	Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

December 31, 2005	Maturity in Years	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	1 or less	$11,781	$(118)	$11,663
Corporate bonds	1 or less	27,986	(214)	27,772
Commercial paper	1 or less	7,643	(3)	7,640

Total short-term marketable securities		47,410	(335)	47,075

Corporate bonds—long-term marketable securities	1 to 2	6,640	(29)	6,611

		$54,050	$(364)	$53,686

December 31, 2004	Maturity in Years	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	1 or less	$8,912	$(3)	$8,909
Corporate bonds	1 or less	15,445	(90)	15,355
Commercial paper	1 or less	12,334	(7)	12,327

Total short-term marketable securities		36,691	(100)	36,591

U.S. Agency securities	1 to 2	8,999	(43)	8,956
Corporate bonds	1 to 2	19,381	(193)	19,188

Total long-term marketable securities		28,380	(236)	28,144

		$65,071	$(336)	$64,735

The unrealized losses for the years ended December 31, 2005 and 2004, of $364,000 and $336,000, respectively, are the result of market conditions affecting fixed-income securities and are included in accumulated other comprehensive loss in the consolidated balance sheets.

At December 31, 2005, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months. Because the Company’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, the Company is confident that the unrealized losses at December 31, 2005 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Financial Statement Details

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Finished goods	$20,325	$2,436
Raw materials and components	2,807	7,217

	$23,132	$9,653

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Test equipment	$17,053	$9,726
Computer equipment and purchased software	7,960	5,539
Product tooling	2,472	1,044
Furniture and fixtures	1,219	1,733
Leasehold improvements	807	331

	29,511	18,373
Less—accumulated depreciation and amortization	(15,646)	(13,897)

	$13,865	$4,476

Depreciation and amortization expense was $2.9 million, $1.8 million, and $2.5 million for the years ended December 31, 2005, 2004, and 2003, respectively. At December 31, 2005 and 2004, assets held under capital leases had a net book value of $6.6 million and $1.8 million, respectively, net of accumulated amortization of $1.1 million and $240,000, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2005	2004
HSDPA, UMTS, and GPRS licenses	$4,535	$5,524
EV-DO and CDMA licenses	4,410	3,031

	8,945	8,555
Less—accumulated amortization	(5,486)	(3,935)

	$3,459	$4,620

Amortization expense relating to intangible licenses was $1,552,000, $1,829,000 and $1,215,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future estimated amortization expense over the following five-year period is as follows (in thousands):

2006	$1,551
2007	1,043
2008	468
2009	226
2010	132
Thereafter	39

$3,459

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004
Royalties	$5,876	$4,524
Payroll and related	3,094	2,175
Product warranty, price protection and sales returns allowance	826	404
Professional fees	529	124
Deferred rent	352	—
Income taxes	292	—
Other	586	735

	$11,555	$7,962

Restructuring Charges

As a result of the previous adverse economic developments in the Company’s industry sector, the Company reduced its operating costs from 2001 through 2003, primarily through employee layoffs and facility consolidations. During 2003, restructuring activities resulted in 12 employee separations. Consequently, restructuring charges were recorded totaling $828,000 in 2003. No restructuring charges were recorded during 2005 and 2004. There were no employee separations in 2005 and 2004 as a result of restructuring activities. The remaining accrual at December 31, 2005 and 2004 consists solely of lease obligations from exited facilities.

The following table displays the activity and balances of the restructuring accrual from January 1, 2004 to December 31, 2005 (in thousands):

Facility Closings
2004
Balance—January 1, 2004	$1,222
Net cash payments	(649)

Balance—December 31, 2004	573

2005
Net cash payments	(240)

Balance—December 31, 2005	$333

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash payments for facility consolidations of $333,000 are expected to be paid ratably over the next 21 months.

4.	Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares that were outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods and when their exercise price is greater than the market price as their effect would be anti-dilutive.

Potentially dilutive securities consist of warrants to purchase common stock and common stock options using the treasury stock method for 2005. Potentially dilutive securities consisting of warrants to purchase common stock, common stock options using the treasury stock method and convertible and redeemable preferred stock were considered in the calculation of diluted earnings per share for 2004. Potentially dilutive securities were not considered in the calculation of diluted earnings per share for 2003, as their impact would be anti-dilutive. The difference between net income (loss) and net loss applicable to common stockholders consists of accretion of dividends on convertible and redeemable preferred stock and amortization of offering costs for convertible and redeemable preferred stock (see Note 5).

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years December 31, 2005, 2004 and 2003, respectively (in thousands).

	Years Ended December 31,
	2005	2004	2003
Basic weighted average common shares outstanding	29,132	23,969	7,818

Effect of dilutive securities:
Warrants	74	473	—
Options	1,113	2,030	—
Series A Preferred Stock	—	23	—
Series B Preferred Stock	—	2,368	—

Diluted weighted average common and potential common shares outstanding	30,319	28,863	7,818

Weighted average options and warrants to purchase a total of 1,304,572, 2,094,135, and 3,172,109 shares of common stock for the years ended December 31, 2005, 2004 and 2003 respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

5.	Stockholders’ Equity

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Series B Preferred Stock

On March 12, 2003, following deliberation and approval by the Company’s Board of Directors, the Company entered into a series of agreements, including a Securities Purchase Agreement (the “Purchase Agreement”) with a group of investors (the “Investors”) in connection with the private placement of $3.25 million of convertible debt and equity securities, and the issuance of $3.505 million of convertible debt securities in satisfaction of outstanding Company obligations to a third party. As a result of these agreements, the Company completed the following transactions, which are collectively referred to as the “Private Placement Transactions”:

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The conversion price per common share of $11.55 represents a 13.5% discount from the average quoted per share price of the common stock for the 20 trading-day period ending December 12, 2001, the day the commitment letter for the offering of the Series A preferred stock was executed. On the date of issuance of the Series A preferred stock the difference between the conversion price per common share and the closing price of the Company’s common stock amounted to $6.75 per share. As a result of this difference, the Company recorded the sale of preferred stock and issuance of warrants measured at fair value pursuant to the guidance in SFAS No. 123 and EITF Issue No. 00-27. The Company used the fair value method in determining the value of the beneficial conversion feature at the date of issuance of approximately $21.4 million. Pursuant to SFAS No. 123, the Company measured the fair value of the warrants issued in conjunction with the Series A preferred stock at the date of issuance to be approximately $4.5 million.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of warrant activity is as follows (in thousands, except per share data):

	December 31,
	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	726	$16.84	2,476	$5.94	1,908	$11.71
Granted	—	—	229	8.83	2,991	0.70
Expired	(518)	20.42	—	—	(52)	21.30
Exercised	—	—	(1,979)	2.15	(2,371)	1.07

Outstanding, end of year	208	$7.91	726	$16.84	2,476	$5.94

During 2004, the Company received aggregate proceeds of approximately $3.7 million in connection with the issuance of 1,944,629 shares of common stock upon the exercise of certain outstanding warrants. Of the warrants exercised during 2004, a total of 39,636 shares of common stock were issued as a result of the cashless exercise of 73,851 warrants at a weighted average exercise price of $7.97 per share.

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

In connection with the Private Placement Transactions in March and May 2003, the Company issued warrants to buy 2,841,072 shares of common stock. These warrants may be exercised at $0.70 per share at any time up to September 12, 2008 with respect to 857,141 warrants and November 14, 2008 with respect to 1,983,931 warrants. Under the fair value method, the value of these warrants at the date of issuance was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from the Private Placement Transactions allocable to the warrants was $1.4 million which was recorded as a component of Additional Paid-in Capital, and was determined based on the relative fair values of the debt securities issued and warrants granted.

Common Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as of December 31, 2005 as follows (in thousands):

Stock options outstanding	5,444
Stock options available for future grant	1,689
Stock warrants outstanding	208
Shares available under the Employee Stock Purchase Plan	139

Total reserved shares for issuance of common stock	7,480

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Applicable to Common Stockholders

A reconciliation of the net income (loss) to net income (loss) applicable to common stockholders is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$11,116	$13,819	$(11,638)
Adjustments to net income (loss) used in computing basic and diluted net income (loss) applicable to common stockholders:
Accretion of dividends on convertible and redeemable preferred stock	—	—	(97)
Accretion of dividends on Series A preferred stock	—	(18)	(67)
Accretion of dividends on Series B Preferred Stock	—	(127)	(195)
Amortization of offering costs for Series A convertible and redeemable preferred stock	—	—	(177)
Accretion of imputed value assigned to the beneficial conversion feature of Series A convertible and redeemable preferred stock and related common stock warrants	—	—	(2,962)
Imputed value of beneficial conversion feature relating to the issuance of preferred stock	—	—	(1,581)

Total	$—	$(145)	$(5,079)

Net income (loss) applicable to common stockholders	$11,116	$13,674	$(16,717)

6.	Stock Option and Employee Stock Purchase Plans

Stock Option Plans

The Company’s amended and restated 1997 employee stock option plan (the “1997 Plan”) for employees authorizes the granting of options for up to 800,000 shares of the Company’s common stock. Generally, options are to be granted at prices equal to at least 100% of the fair value of the stock on the date of grant, expire not later than ten years from the date of grant and vest ratably and annually over a four-year period following the date of grant. From time to time, as approved by the Company’s Board of Directors, options with differing vesting terms have also been granted. The 1997 Plan provides that any shares issued come from the Company’s authorized but unissued or reacquired common stock. In September, 2000 the Company suspended making any further grants pursuant to the 1997 Plan and contributed the remaining shares then reserved for issuance under such plan to the 2000 Plan.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2003, the stockholders of the Company approved the amendment of the 2000 Plan to increase the number of shares reserved for issuance under the plan by 4,222,743 shares of the Company’s common stock. In June 2004, the stockholders of the Company approved the amendment of the 2000 Plan to increase the number of shares reserved for issuance under the plan by an additional 2,000,000 shares of the Company’s common stock.

In July 2005, the stockholders of the Company approved the amendment of the 2000 Plan to increase the number of shares reserved for issuance under the plan by 1,500,000 shares of the Company’s common stock, and eliminate a provision from the plan that provides for the automatic annual increase in the number of shares reserved for issuance effective in 2006. The Company’s stockholders also voted to remove a provision from the 2000 plan that permitted the repricing of the exercise prices with respect to stock options or stock appreciation rights.

On December 29, 2005, the Company’s Board of Directors authorized and approved the acceleration of vesting of certain unvested “out-of-the-money” stock options outstanding under the 2000 Plan that have exercise prices per share of $18.00 or higher. As a result, options to purchase approximately 550,000 shares of the Company’s common stock became fully vested and exercisable immediately. Options held by officers and directors of the Company were not included in the vesting acceleration. The acceleration of the vesting of these stock options eliminates future compensation expense that the Company would otherwise have to recognize in its consolidated statement of operations with respect to such options when SFAS No. 123R becomes effective for the Company in the first quarter of 2006. As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would be required to record by approximately $6.9 million beginning in 2006 on a pre-tax basis.

A summary of stock option activity is as follows (in thousands, except per share data):

	Options Outstanding	Options Available for Grant	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2003	975	202	$39.96
New authorized options	—	4,323	—
Granted	3,690	(3,690)	2.39
Exercised	(38)	—	5.56
Cancelled	(833)	833	28.91

Options outstanding December 31, 2003	3,794	1,668	$6.22
New authorized options	—	2,100	—
Granted	2,525	(2,525)	17.03
Exercised	(1,702)	—	2.88
Cancelled	(168)	168	18.58

Options outstanding December 31, 2004	4,449	1,411	$13.17
New authorized options	—	1,600	—
Granted	1,749	(1,749)	12.04
Exercised	(327)	—	3.14
Cancelled	(427)	427	11.08

Options outstanding December 31, 2005	5,444	1,689	$13.58

Exercisable, December 31, 2003	1,216		$11.76

Exercisable, December 31, 2004	892		$18.79

Exercisable, December 31, 2005	3,171		$14.57

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information relating to stock options outstanding and exercisable at December 31, 2005, summarized by exercise price is as follows (number of shares in thousands):

	Outstanding Weighted Average			Exercisable Weighted Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$ 0.95 – 2.65	1,248	7.42	$ 2.26	986	$ 2.16
$ 3.90 – 12.40	1,250	8.88	10.70	464	10.23
$12.55 – 16.27	1,749	8.74	14.97	645	15.83
$16.50 – 22.80	1,091	8.39	19.14	970	19.04
$22.91 – 193.13	106	5.74	100.38	106	100.38

	5,444			3,171

During 2005, the Company issued options to purchase an aggregate of 1,748,638 shares of the Company’s common stock to employees and non-employee directors. The vesting schedule for 1,082,500 of these options is generally 20% at six months from the vesting commencement date and 1/30th each month thereafter for the next 30 months while service continues. The vesting schedule for the remaining 666,138 option grants is generally 25% at 1 year from the vesting commencement date and monthly thereafter for a total of 4 years. During 2004, the Company issued options to purchase an aggregate of 2,524,886 shares of the Company’s common stock to employees and the Company’s non-employee directors. The vesting schedule for 1,069,636 of these options is generally 20% at six months from the vesting commencement date and 1/30th each month thereafter. The vesting schedule for the remaining 1,455,250 option grants is generally 25% at 1 year from the grant date and monthly thereafter for a total of 4 years.

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

In connection with certain option grants, the Company recorded $30.3 million of gross deferred stock compensation in 2000. Amortization of stock-based compensation was $142,000 and $738,000 for the years ended December 31, 2004 and 2003, respectively.

Employee Stock Purchase Plan

In July 2000, the Company’s Board of Directors approved the 2000 Employee Stock Purchase Plan (“ESPP”) and in September 2000, the Company’s stockholders approved the ESPP. The Company implemented the ESPP in 2001 following the completion of the initial public offering in November 2000. The ESPP, subject to certain limitations, permits eligible employees of the Company to purchase common stock, at a price equal to 85.0% of the lower of the fair market value on the first day of the offering period or the last day of each six-month purchase period, through payroll deductions of up to 10.0% of their annual compensation. The ESPP provides for the issuance of up to 100,000 shares of common stock, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2001, equal to the lesser of (a) 0.5% of the outstanding shares on the last day of the prior fiscal year, (b) 18,000 shares, or (c) such lesser number of shares as may be determined by the Board in its sole discretion. During 2004, our stockholders approved an amendment to the ESPP which increased the number of shares reserved for future issuance under the ESPP by 80,000 shares. If

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchases of stock through the plan deplete this supply, the Company will limit, suspend or discontinue purchases under the plan until additional shares of stock are available. During 2005, the Company sold 54,570 shares under this plan and received $547,000 in cash. During 2004, the Company sold 5,717 shares under this plan and received $89,000 in cash.

7.	Income Taxes

Income (loss) before provision for income taxes for the years ended December 31, 2005, 2004 and 2003 is comprised of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Domestic	$11,695	$13,678	$(10,885)
Foreign	827	490	(753)

	$12,522	$14,168	$(11,638)

The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 is comprised of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$4,611	$449	$—
State	911	20	—

Total Current	$5,522	$469	$—

Deferred:
Federal	$(3,261)	$(102)	$—
State	(855)	(18)	—

Total Deferred	$(4,116)	$(120)	$—

Provision for income taxes	$1,406	$349	$—

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31
	2005	2004
Deferred tax assets:
Accrued expenses	$1,185	$1,722
Inventory obsolescence provision	1,325	1,873
Depreciation and amortization	4,172	6,162
Deferred revenue	—	191
Deferred rent	127	—
Net operating loss and credit carryforwards	5,500	57,489
Other	—	106

Deferred tax assets	12,309	67,543
Valuation allowance	(5,207)	(67,543)

Net deferred tax assets	$7,102	$—

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005 and 2004, the Company provided a valuation allowance for its net deferred tax assets for which significant uncertainty exists regarding the ultimate realization. These assets consist of $3.4 million relating to the Company’s Canadian subsidiary and $1.8 million relating to certain of the Company net operating loss carryforwards. The Company evaluates its deferred tax assets for future realization and reduces it by a valuation allowance to the extent significant uncertainty exists. Many factors are considered when assessing the likelihood of future realization of deferred tax assets including recent cumulative earnings experience, expectations of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. During 2005, management evaluated the deferred tax valuation allowance and determined that the valuation allowance on a portion of the U.S. deferred tax assets should be revised and as a result, the Company recorded a non-cash deferred income tax benefit to the Statements of Operations of $2.4 million for year ended December 31, 2005. During 2005, the Company also recorded a credit of $8.2 million to Stockholders’ Equity relating to the reduction of the valuation allowance for all stock option deductions.

At December 31, 2005, the Company has U.S. federal net operating loss carryforwards of approximately $9.4 million, which includes approximately $3.8 million relating to stock option deductions. Federal net operating loss carryforwards expire at various dates from 2011 through 2024. The Company has California net operating loss carryforwards of approximately $6.8 million, which expire at various dates from 2007 through 2014. The Company also has Federal and California research and development tax credit carryforwards of approximately $800,000 and $900,000, respectively. The federal tax credits carryforwards will expire commencing in 2024 and California tax credits have no expiration date.

During the third quarter of 2005, the Company completed its formal IRC Section 382 study and analysis. The results of this study concluded that the Company experienced several ownership changes for purposes of the IRC Section 382 limitation. As a result of the most recent ownership change, which occurred in 2003, utilization of the Company’s net operating loss is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. The Company estimates its annual limitation for GAAP reporting purposes to be approximately $311,000. Of the aggregate $156.5 million net operating carryforward as of December 31, 2004, the Company expects to utilize a total of approximately $6.2 million for GAAP reporting purposes. Based on the conclusion of the Section 382 study, the Company reduced its deferred tax assets and valuation allowance on these assets by approximately $52.1 million to reflect this limitation. The Company may take positions for filing our tax returns which differ from the treatment of the same item or items for financial reporting purposes. Any benefit associated with such tax positions will be reflected in the Company’s financial statement when realized.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes reconciles to the amount computed by applying a statutory federal income tax rate of 35% for 2005 and 34% for 2004 and 2003 to income (loss) before taxes as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Federal tax provision, at statutory rate	$4,383	$4,817	$(3,957)
State tax, net of federal benefit	376	283	(349)
Change in U.S. valuation allowance	(2,438)	(5,382)	6,120
Deferred compensation	—	51	273
Non-cash beneficial conversion charges	—	—	1,404
Adjustment to State net operating losses and capitalized research and development	—	872	(3,386)
Research and development credits	(853)	(348)	—
Other	(62)	56	(105)

	$1,406	$349	$—

8.	Credit Facility

On December 29, 2005, the Company entered into a two-year $25.0 million secured revolving credit facility (“the Credit Agreement”). The Credit Agreement was entered into with Bank of America, N.A., as Administrative Agent, who was granted a first priority blanket lien on substantially all the Company’s assets in order to secure repayment of outstanding indebtedness under the Credit Agreement. At the Company’s option, borrowings under the Credit Agreement will bear interest at either the London Interbank Offering Rate (LIBOR) plus 100-150 basis points depending on the level of borrowing under the Credit Agreement, or at the prime rate plus 50 basis points (7.5% at December 31, 2005). The Credit Agreement further contains certain customary restrictive financial and operating covenants which, among other things, require the Company to (i) maintain minimum financial performance requirements as measured by the Company’s income or loss before taxes, (ii) limit the levels of certain indebtedness and capital expenditures, and (iii) maintain a minimum liquidity ratio. In the event that a default were to occur under the Credit Agreement which was not subsequently cured or waived, then repayment in full of all the borrowings then outstanding could become immediately due and payable. Such events of default include, without limitation, failing to pay borrowed amounts when due, failing to adhere to agreed upon financial covenants or failing to notify Bank of America of the occurrence of an event that could reasonably be expected to result in a material adverse effect upon the Company. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit and certain permitted acquisitions and investments. As of December 31, 2005, the Company had $5.0 million outstanding under the Credit Agreement and was in compliance with all covenants of the Credit Agreement.

9.	Commitments and Contingencies

Operating and Capital Leases

The Company leases its office space and certain equipment under non-cancelable operating with various terms through 2010, and capital leases through 2006. The minimum annual rent on the Company’s office space is subject to increases based on stated rental adjustment terms, property taxes and operating costs, and contains rent concessions. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Rental expense under operating leases in fiscal 2005, 2004 and 2003 was approximately $3.0 million, $2.0 million and

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.7 million, respectively. The Company’s office space lease contains incentives in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements incurred by the Company.

The minimum future lease payments under non-cancelable operating leases and future minimum capital lease payments as of December 31, 2005 are (in thousands):

	Operating	Capital
2006	$1,831	$3,891
2007	1,774	—
2008	1,316	—
2009	1,356	—
2010	1,396	—
Thereafter	—	—

Total minimum lease payments	$7,673	$3,891

Royalties

The Company has license agreements which commit it to royalty payments generally based on a percentage of the sales price of its products using certain technologies. The Company recognizes royalty obligations in accordance with terms of the respective royalty agreements. The Company has also accrued for royalty costs in cases where it does not have agreements by using its current best estimate of its obligation. These estimates are based on various market data information and other relevant information. If the Company enters into such agreements, or when additional market data becomes available, it will revise its estimates accordingly. In 2005, 2004 and 2003, the Company incurred royalty expense of $11.3 million, $8.7 million and $1.9 million, respectively.

Management Retention Agreements

During 2005 and 2004, the Company entered into management retention agreements with the Company’s named executive officers, other than its chief executive officer. The agreements entitle those employees to enumerated severance benefits if, within the one year period immediately following a change of control (as defined in the agreement) or at the direction of an acquirer in anticipation of such an event, the Company terminates the employee’s employment other than for cause or disability or the employee terminates his or her employment for good reason. These severance benefits would include a lump sum payment of three times the sum of the employee’s annual base salary then in effect and the applicable targeted annual bonus, continued employee benefits, full acceleration of vesting of the employee’s stock options, a tax equalization payment to eliminate the effects of any applicable excise tax, and financial planning and outplacement services.

Legal Matters

The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. Based on evaluation of these matters and discussions with Company’s counsel, the Company believes that liabilities arising from or sums paid in settlement of these existing matters will not have a material adverse effect on the consolidated results of operations or financial position.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States and Canada. The amount of the Company’s assets in the United States and Canada as of December 31, 2005 were $166.5 million and $9.6 million, respectively, and as of December 31, 2004 were $114.0 million and $2.3 million, respectively. For the year ended December 31, 2005, approximately 58% of revenues were derived from international customers (Europe/Middle East/Africa 55%, Asia/Australia 3%) as compared to approximately 76% of revenues derived from international customers (Europe/Middle East/Africa 66%, Asia/Australia 10%), for the year ended December 31, 2004.

Concentrations of Risk

Substantially all of the Company’s revenues are derived from the sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue comes from a small number of customers. Three customers accounted for 22.5%, 16.1%, and 14.4% of 2005 revenues. One customer accounted for 15.7% of 2004 revenues. Two customers accounted for 55.0% and 29.8% of 2003 revenues.

11.	Related Parties

The Company has in the past sold products to and purchased products from AirLink Communications, Inc. (AirLink), a provider of fixed and mobile wireless data solutions. AirLink’s Chairman and principal stockholder was also a member of our Board of Directors until March 11, 2004 and is a stockholder of the Company. Sales to AirLink were $369,000 and $61,000 for the years ended December 31, 2004 and 2003, respectively. Purchases by the Company from AirLink were $662,000 and $49,000 for the year ended December 31, 2004 and 2003, respectively. There were no sales to AirLink during 2005 nor were there receivables from or payables to AirLink as of December 31, 2005 or December 31, 2004.

The Company has from time to time, sold products to a subsidiary of Chinatron Group Holdings Limited (Chinatron). Mr. Horst J. Pudwill, one of the Company’s directors, is also a director of Chinatron and an affiliated company of Mr. Pudwill is a stockholder of Chinatron. In addition, the chairman and chief executive officer of Chinatron participated in private placement transactions, which were completed in 2003 (“the 2003 Private Placement”). See Note 6 for a discussion of the Placement Transactions. Sales to Chinatron for the years ended December 31, 2004 and 2003 were $39,000 and $702,000, respectively. There were no sales to Chinatron during 2005 nor were there receivables from Chinatron as of December 31, 2005 or December 31, 2004.

Cornerstone Equity Investors, LLC (Cornerstone), a private equity investment firm participated as an investor in the 2003 Private Placement transactions as well as the Series A preferred stock financing (see Note 6). Messrs. Mark Rossi and Robert Getz, two of the Company’s directors since December 1999, are managing directors of Cornerstone. Mr. Peter V. Leparulo, the Company’s chief executive officer since January 13, 2003 and member of the Company’s board since May 7, 2003, also participated as an investor in the 2003 Private Placement.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Retirement Savings Plan

The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions amounted to $274,000 and $194,000 for the years ended December 31, 2005 and 2004, respectively. No employer matching contributions were made during 2003. Employer matching contributions vest over a four year period.

The Company has a Registered Retirement Savings Plan for its Canadian employees. Substantially all of the Company’s Canadian employees are eligible to participate in the Plan. Employees make discretionary contributions to the plan subject to local limitations. Employer contributions amounted to $113,000, $96,000 and $69,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

13.	Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2005 and 2004.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2005:
Total revenues	$32,328	$38,597	$42,129	$48,683
Gross margin	10,656	11,828	13,139	10,546
Net income applicable to common stockholders	2,652	2,892	5,451	121
Basic net earnings per common share	0.09	0.10	0.19	0.00
Diluted net earnings per common share	0.09	0.10	0.18	0.00

2004:
Total revenues	$15,144	$24,116	$31,018	$33,448
Gross margin	4,338	7,707	10,310	11,591
Net income applicable to common stockholders	413	3,168	4,927	5,169
Basic net earnings per common share	0.03	0.13	0.18	0.18
Diluted net earnings per common share	0.02	0.11	0.16	0.17

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Novatel Wireless, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule II based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novatel Wireless, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Novatel Wireless’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

San Diego, California

March 16, 2006

SCHEDULE II

NOVATEL WIRELESS INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004 and 2003

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2005	$105,000	$19,000	$28,000	$96,000
December 31, 2004	311,000	—	206,000	105,000
December 31, 2003	333,000	148,000	170,000	311,000
Warranty and Sales Returns Allowance:
December 31, 2005	404,000	444,000	183,000	665,000
December 31, 2004	25,000	382,000	3,000	404,000
December 31, 2003	206,000	—	181,000	25,000
Deferred Tax Asset Valuation Allowance:
December 31, 2005	67,543,000	—	62,336,000	5,207,000
December 31, 2004	66,006,000	1,657,000	120,000	67,543,000
December 31, 2003	59,886,000	6,120,000	—	66,006,000

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.5	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.4	Form of Preferred Stock and Warrant Purchase Agreement entered into in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 18, 2002.

4.5	Registration Rights Agreement dated as of September 12, 2002 by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.6	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.7	Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.8	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

Exhibit Number	Description

4.9	Registration Rights Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.10	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1	Amended and Restated 1997 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).**

10.2	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan.*, **, ***

10.3	Form of Executive Officer Stock Option Agreement under the Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan.*, **

10.4	Form of Director Stock Option Agreement under the Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan.*, ***

10.5	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan.*, **

10.6	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).**, ***

10.7	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).**

10.8	Form of Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed May 10, 2005).**

10.9	Credit Agreement, dated December 29, 2005, by and between Bank of America, N.A. and the Company.*

21	Subsidiaries of Novatel Wireless, Inc.*

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.*

24	Power of Attorney (See signature page).

31.1	Certification of our Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Description

31.2	Certification of our Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed Electronically Herewith
**	Contract or compensatory plan or arrangement in which Executive Officers are eligible to participate
***	Contract or compensatory plan or arrangement in which Directors are eligible to participate