Form 10-Q
period 2006-03-31
NOVATEL WIRELESS INC
filed 2006-05-10
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock outstanding as of May 3, 2006 was 29,446,516.

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

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements as of the date of this report. You should carefully review and consider the various disclosures in this report regarding factors that could cause actual results to differ materially from anticipated results, including those factors under the caption “Risks Related to Our Business” of this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

Trademarks

“Novatel Wireless,” the Novatel Wireless logo, “Merlin,” “MobiLink,” “Freedom Box,” “Expedite,” “Ovation” and “Conversa” are trademarks of Novatel Wireless, Inc. Other trademarks, trade names or service marks used in this report are the property of their owners.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$15,904	$36,653
Marketable securities	43,505	47,075
Accounts receivable, net of allowance for doubtful accounts of $96 in 2006 and 2005	38,244	28,121
Inventories	19,348	23,132
Deferred tax assets, net	7,038	5,253
Prepaid expenses and other	9,550	9,821

Total current assets	133,589	150,055

Property and equipment, net	13,928	13,865
Marketable securities	7,259	6,611
Intangible assets, net	3,057	3,459
Deferred tax assets, net	1,849	1,849
Other assets	225	225

	$159,907	$176,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,096	$34,226
Accrued expenses	11,571	11,888
Line of credit	5,000	5,000
Capital lease obligations	1,668	3,891

Total current liabilities	37,335	55,005

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized, 29,438 and 29,326 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	29	29
Additional paid-in capital	346,531	343,738
Accumulated other comprehensive loss	(298)	(364)
Accumulated deficit	(223,690)	(222,344)

Total stockholders’ equity	122,572	121,059

	$159,907	$176,064

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$40,159	$32,328
Cost of revenue	31,279	21,672

Gross margin	8,880	10,656

Operating costs and expenses:
Research and development	6,727	3,525
Sales and marketing	2,729	1,696
General and administrative	3,741	1,940

Total operating costs and expenses	13,197	7,161

Operating income (loss)	(4,317)	3,495
Other income (expense):
Interest income and expense, net	619	521
Other income (expense), net	567	64

Income (loss) before taxes	(3,131)	4,080
Income tax expense (benefit)	(1,785)	1,428

Net income (loss)	$(1,346)	$2,652

Per share data:
Net income (loss) per common share:
Basic	$(0.05)	$0.09
Diluted	$(0.05)	$0.09
Weighted average shares used in computation of basic and diluted net income (loss) per common share:
Basic	29,375	28,991
Diluted	29,375	30,257

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$(1,346)	$2,652
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,731	924
Inventory provision	697	130
Share based compensation expense	2,210	—
Deferred tax benefit	(1,785)	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(10,123)	(10,280)
Inventories	3,087	(224)
Prepaid expenses and other assets	271	148
Accounts payable	(15,130)	12,370
Accrued expenses	(317)	538

Net cash provided by (used in) operating activities	(20,705)	6,258

Cash flows from investing activities:
Purchases of property and equipment	(1,392)	(1,078)
Purchases of securities	(9,582)	(1,706)
Maturities / sales of securities	12,571	13,224

Net cash provided by investing activities	1,597	10,440

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	582	363
Principal payments under capital lease obligations	(2,223)	(503)

Net cash used in financing activities	(1,641)	(140)

Net increase (decrease) in cash and cash equivalents	(20,749)	16,558
Cash and cash equivalents, beginning of period	36,653	16,486

Cash and cash equivalents, end of period	$15,904	$33,044

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23	$17
Income taxes	$383	$—

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (in thousands, except per share data)

1.	Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at March 31, 2006 and for the three months ended March 31, 2006 and 2005 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period’s financial statements to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, allowance for excess and obsolete inventory, useful lives, valuation of intangible and long-lived assets, provision for warranty and price protection costs, estimated royalty costs, deferred tax asset valuation allowance, foreign currency translation, foreign exchange forward contracts, and the use of option pricing models to establish values of equity instruments.

Stock Option Plans

The Company’s amended and restated 1997 employee stock option plan (the “1997 Plan”) for employees authorizes the granting of options for up to 800,000 shares of the Company’s common stock. Generally, options issued under the 1997 Plan were granted at prices equal to at least 100% of the fair value of the stock on the date of grant, expire not later than ten years from the date of grant and vest ratably and annually over a four-year period following the date of grant. From time to time, as approved by the Company’s Board of Directors, options with differing vesting terms have also been granted. The 1997 Plan provides that any shares issued come from the Company’s authorized but unissued or reacquired common stock. In September, 2000 the Company suspended making any further grants pursuant to the 1997 Plan and contributed the remaining shares then reserved for issuance under such plan to the 2000 Plan.

In July 2000, the Company’s Board of Directors approved and in September 2000, the Company’s stockholders approved the 2000 Stock Incentive Plan (the “2000 Plan”) authorizing the granting of options for up to 1,100,000 shares of the Company’s common stock, including the 800,000 shares authorized under the 1997 Plan, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2001, equal to the lesser of (a) 3.0% of the outstanding shares on the last day of the prior fiscal year, (b) 100,000 shares, or (c) such lesser number of shares as may determined by the Board in its sole discretion (the automatic annual increase was eliminated effective in 2006 as described further below). The Company implemented the 2000 Plan upon the effective date of the Company’s initial public offering in November 2000. The Compensation Committee of the Company’s Board of Directors administers the 2000 Plan. Options granted under the 2000 Plan typically vest ratably over either a three or a four year period and have a contractual term of 10 years.

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

In July 2005, the stockholders of the Company approved the amendment of the 2000 Plan to increase the number of shares reserved for issuance under the plan by 1,500,000 shares of the Company’s common stock and eliminate a provision from the plan that provides for the automatic annual increase in the number of shares reserved for issuance effective in 2006. The Company’s stockholders also voted to remove a provision from the 2000 plan that permitted the repricing of the exercise prices with respect to stock options or stock appreciation rights.

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

Stock Based Compensation

The Company has granted incentive stock options to employees and non-qualified stock options to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for all eligible employees. On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants and purchases of stock made pursuant to the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”) based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, and the Company has applied SAB No. 107’s provisions in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method of recognition of compensation expense related to share-based payments, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s unaudited Consolidated Financial Statements for the three months ended March 31, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the awards that are ultimately expected to vest are recognized as compensation expense over the requisite service periods using the straight-line method. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, share-based compensation expense was only recognized by the Company if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant. No stock-based compensation expense was recorded by the Company in 2005.

As of March 31, 2006, total unrecognized share-based compensation cost related to unvested stock options was $12.6 million, which is expected to be recognized over a weighted average period of approximately 13 months. As of March 31, 2006, total unrecognized ESPP compensation cost related to ESPP share purchases was approximately $400,000, which is expected to be recognized over a weighted average period of approximately nine months. The

Company has included the following amounts for share-based compensation cost, including the cost related to the ESPP, in the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2006 (in thousands):

Three Months ended March 31, 2006
Cost of revenue	$77
Research and development	503
Sales and marketing	472
General and administrative	1,158

Total	2,210
Tax effect on stock-based compensation	(1,490)

Net effect on net loss	$720

Effect on earnings per share:
Basic	$0.03
Diluted	$0.03

Share-based compensation expense recognized during the three months ended March 31, 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123 and SFAS No. 123(R), respectively. The Company has historically disclosed and currently recognizes share-based compensation expense using the straight-line method. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. The Company has historically and continues to estimate the fair value of share based awards using the Black-Scholes option-pricing model.

Share-Based Compensation Cost under SFAS No. 123

Prior to January 1, 2006, the Company disclosed compensation cost in accordance with SFAS No. 123. The provisions of SFAS No. 123 require the Company to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net income for the three months ended March 31, 2005 would have been as follows (in thousands, except per share data):

Three Months Ended March 31, 2005
Net income as reported	$2,652
Share-based compensation, as reported	—
Total share-based compensation determined under fair value based method for all awards	(1,731)

Pro forma net income	$921

Basic net earnings per share, as reported	$0.09

Diluted net earnings per share, as reported	$0.09

Basic net earnings per share, SFAS No. 123 adjusted	$0.03

Diluted net earnings per share, SFAS No. 123 adjusted	$0.03

Pro forma disclosures for the three months ended March 31, 2006 are not presented because the compensation expense is recorded in the unaudited Consolidated Statement of Operations.

To estimate compensation expense which would have been recognized under SFAS No. 123 for the three months ended March 31, 2005 and the compensation cost that was recognized under SFAS No. 123(R) for the three months ended March 31, 2006, the Company used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	Stock Options Three Months Ended March 31,		ESPP Three Months Ended March 31,
	2006	2005	2006	2005
Risk-free interest rate	4.55%	3.74%	4.68%	3.74%
Expected dividend yield	0%	0%	0%	0%
Volatility	74%	70%	51%	70%
Expected life	6.25 years	4 years	15 months	15 months

The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. The Company has not paid dividends in the past and currently does not plan to pay any dividends in the foreseeable future. The expected volatility is based on an average of historical and implied volatility of the Company’s stock for the related expected life. The expected life of the equity award is based on a simplified formula provided by SAB 107.

Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows (in thousands, except per share data):

	Options	Weighted Average Exercise Price
Outstanding December 31, 2005	5,444	$13.58
Granted	104	10.74
Cancelled	(57)	17.13
Exercised	(42)	3.94

Outstanding March 31, 2006	5,449	$13.56

Options exercisable, March 31, 2006	3,522	$14.10

During the three months ended March 31, 2006, the total pre-tax intrinsic value of options exercised to purchase common stock was $273,000 and the weighted average fair value of options to purchase common stock that were granted was $7.44 per share. During the three months ended March 31, 2005, the total pre-tax intrinsic value of options exercised to purchase common stock was $636,000 and the weighted average fair value of options to purchase common stock that were granted was $6.46 per share.

During the three months ended March 31, 2006, cash flows generated from share-based compensation arrangements amounted to $169,000 for the purchase of shares upon exercise of options and $282,000 collected for the purchase of shares through the ESPP. The Company issues new shares upon exercise of options to purchase common stock or purchases made through the ESPP.

Additional information regarding options outstanding for all plans as of March 31, 2006, is as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.95 – 2.65	$1,210	7.17	$2.24	$1,090	$2.20
$3.90 – 13.55	1,713	8.83	11.23	608	10.55
$13.64 – 16.20	605	8.55	14.62	242	14.92
$16.27 – 17.85	829	7.86	16.44	582	16.39
$18.78 – 193.13	1,092	8.06	27.04	1,000	27.69

Total	$5,449		$13.56	$3,522	$14.10

Aggregate intrinsic value	$8,547			$7,718

Weighted average remaining contractual life (in years)		8.13		7.80

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $8.95 per share as of the last business day of the three months ended March 31, 2006, which amount would have been received by the optionees had all options been exercised on that date.

On December 29, 2005, the Company’s Board of Directors approved the acceleration of vesting of certain unvested stock options granted to our employees under our stock option plans that have an exercise price greater than $18.78 per share. Options held by executive officers and non-employee directors were not included in the acceleration. Previously unvested options to purchase approximately 550,000 shares of our common stock became fully vested and immediately exercisable.

The purpose of this acceleration of vesting was to enable the Company to eliminate the recognition in our statement of operations of the compensation expense associated with these “out of the money” stock options in future periods, upon our adoption of SFAS No. 123R on January 1, 2006. Had the options not been accelerated, the unamortized fair value-based compensation expense for these options at January 1, 2006, would have been recorded in 2006 through 2008, under vesting schedules in place prior to the acceleration, and would have been approximately $6.9 million, net of estimated forfeitures. Option expense recorded in the first quarter of 2006 would have increased by approximately $662,000, net of estimated forfeitures.

Employee Stock Purchase Plan

There were 32,777 and 21,502 shares issued for the ESPP periods that ended in the three months ended March 31, 2006 and 2005, respectively.

2.	Balance Sheet Details

Marketable Securities

As of March 31, 2006, unrealized losses of $298,000 are included in accumulated other comprehensive loss. The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following as of March 31, 2006 (in thousands):

	Maturity in Years	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	1 or less	$13,779	$(97)	$13,682
Corporate debentures/bonds	1 or less	27,471	(158)	27,313
Commercial paper	1 or less	2,513	(3)	2,510

Total short-term marketable securities		43,763	(258)	43,505

U.S. Agency securities	1 to 2	2,112	(14)	2,098
Corporate debentures/bonds/preferred	1 to 2	5,187	(26)	5,161

Total long-term marketable securities		7,299	(40)	7,259

		$51,062	$(298)	$50,764

At March 31, 2006, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months. Because the Company’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, the Company is confident that the unrealized losses at March 31, 2006 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

Inventories

Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Finished goods	$16,846	$20,325
Raw materials and components	2,502	2,807

	$19,348	$23,132

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Royalties	$5,246	$5,876
Payroll and related expenses	2,431	3,094
Product warranty, price protection and sales returns allowance	1,334	826
Professional fees	652	529
Deferred rent	840	352
Restructuring	260	333
Income taxes	—	292
Other	808	586

	$11,571	$11,888

3.	Credit Facility

On December 29, 2005, the Company entered into a two-year $25.0 million secured revolving credit facility (“the Credit Agreement”). The Credit Agreement was entered into with Bank of America, N.A., as Administrative Agent, who was granted a first priority blanket lien on substantially all the Company’s assets in order to secure repayment of outstanding indebtedness under the Credit Agreement. At the Company’s option, borrowings under the Credit Agreement will bear interest at either the London Interbank Offering Rate (LIBOR) plus 100-150 basis points depending on the level of borrowing under the Credit Agreement, or at the prime rate plus 50 basis points (8.25% at March 31, 2006). The Credit Agreement further contains certain customary restrictive financial and operating covenants which, among other things, require the Company to (i) maintain minimum financial performance requirements as measured by the Company’s income or loss before taxes, (ii) limit the levels of certain indebtedness and capital expenditures, and (iii) maintain a minimum liquidity ratio. In the event that a default were to occur under the Credit Agreement which was not subsequently cured or waived, then repayment in full of all the borrowings then outstanding could become immediately due and payable. Such events of default include, without limitation, failing to pay borrowed amounts when due, failing to adhere to agreed upon financial covenants or failing to notify Bank of America of the occurrence of an event that could reasonably be expected to result in a material adverse effect upon the Company. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit and certain permitted acquisitions and investments. As of March 31, 2006, the Company had $5.0 million outstanding under the Credit Agreement and was in compliance with all covenants of the Credit Agreement.

4.	Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States and Canada. The amount of the Company’s assets in the United States and Canada as of March 31, 2006 were $154.9 million and $5.0 million, respectively, and as of December 31, 2005 were $166.5 million and $9.6 million, respectively.

For the three months ended March 31, 2006, approximately 34% of revenues were derived from international customers (Europe/Middle East/Africa 29%, Asia/Australia 5%) as compared to approximately 65% of revenues derived from international customers (Europe/Middle East/Africa 64%, Asia/Australia 1%), for the three months ended March 31, 2005.

Concentrations of Risk

Substantially all of the Company’s revenues are derived from the sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue is derived from a small number of customers. Two customers accounted for 46.3% and 12.8% of revenues for the three months ended March 31, 2006. Three customers accounted for 34.1%, 25.3%, and 14.9% of revenues for the three months ended March 31, 2005.

The Company outsources its manufacturing to a relatively small number of third-party manufacturers. If a third-party manufacturer were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel the underlying order, which would negatively impact the Company’s revenues.

5.	Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential dilutive securities (currently consisting of options and warrants to purchase common stock using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when their exercise price is greater than the market price as their effect would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three months ended March 31, 2006 and 2005 (in thousands).

	Three months ended March 31,
	2006	2005
Basic weighted average common shares outstanding	29,375	28,991
Effect of dilutive securities:
Warrants	—	75
Options	—	1,191

Diluted weighted average common and potential common shares outstanding	29,375	30,257

Weighted average options and warrants to purchase a total of 562,835 shares of common stock for the three months ended March 31, 2006 and 965,976 shares of common stock for the three months ended March 31, 2005 were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

6.	Commitments and Contingencies

Royalties

The Company has license agreements which commit it to royalty payments generally based on a percentage of the sales price of its products using certain technologies. The Company recognizes royalty obligations in accordance with the terms of the respective royalty agreements. The Company has also accrued for royalty costs in cases where it does not have agreements by using its current best estimate of its obligation. These estimates are based on various market data information and other relevant information. If the Company enters into such agreements, or when additional market data becomes available, it will revise its estimates accordingly, if necessary.

Legal Matters

The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. Based on evaluation of these matters and discussions with Company’s counsel, the Company believes that liabilities arising from or sums paid in settlement of these existing matters would not have a material adverse effect on the consolidated results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 contained in our 2005 annual report on Form 10-K.

Overview and Background

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products includes 3G wireless PC card modems, embedded modems, communications software and Fixed Mobile Convergence solutions for wireless network operators, infrastructure providers, distributors, OEMs and vertical markets worldwide. Through the integration of our hardware and software, our products are designed to operate on a majority of global wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. We also offer software engineering, integration and design services to our customers to facilitate the use of our products.

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

•	demand for broadband access services and networks;

•	use of the Internet;

•	rate of change to new products;

•	loss of a significant customer;

•	increase in competition;

•	timing of deployment of 3G networks by carriers;

•	drop in demand for CDMA, EVDO, UMTS and HSDPA products; and

•	changes in technologies.

We began shipping our first 3G products in December 2003. We have shipped twelve new 3G products since then and anticipate introducing additional 3G products during 2006. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Siemens, Alcatel, Dell, Qualcomm, Sprint PCS, Verizon Wireless and Vodafone and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Our strategic relationships include technology and marketing relationships with wireless operators, OEM customers that integrate our products into other devices, distributors and leading hardware and software technology providers. For example, we are partnered with both Alcatel and Siemens on the roll-out of HSDPA technology.

Cost of Revenue. We currently outsource our manufacturing operations to LG Innotek and SerComm. In addition, we currently outsource certain distribution and fulfillment services related to our business in EMEA to Mobiltron. All costs associated with these manufacturers and Mobiltron are included in our cost of revenue. Cost of revenue also includes warranty costs, amortization of intangible licenses, royalties based on a percentage of revenue, operations group expenses, costs related to development services and costs related to inventory adjustments, including write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. During the three months ended March 31, 2006, we refined our estimate of our excess and obsolete inventory and recorded a $700,000 inventory charge to cost of revenue. We expect to continue to outsource our manufacturing operations, and as our business grows we expect our manufacturing activity to increase.

Operating Expenses. Many of our products target wireless operators and other customers in Europe, North America and Asia. If these markets continue to grow, we will likely develop new products to serve these markets, resulting in increased research and development expenses associated with such new product development. We have in the past and expect to continue to incur these expenses in future periods prior to recognizing revenue from these markets. In addition, the accounting for stock options requires us to use the fair value method to account for all stock-based compensation pursuant to Statement of Financial Accounting Standard, (“SFAS, No. 123(R)”), which significantly increased our operating expenses in the three months ended March 31, 2006.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include revenue recognition, allowance for doubtful accounts receivable, allowance for excess and obsolete inventory, provision for warranty and price protection costs, useful lives, valuation of intangible and long-lived assets, estimates for costs recorded in royalty accruals, deferred tax asset valuation allowance, foreign currency translation, foreign exchange forward contracts, and the use of option pricing models to establish values of equity instruments.

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

During 2003, we amended a joint development agreement containing multiple elements with one of our customers including development services and product shipments. Accordingly, we separated the deliverables into units of accounting and allocated arrangement consideration to these deliverables in accordance with the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In accordance with EITF Issue No. 00-21, $6.2 million in cash payments received in 2003 was deferred and was being recognized as revenue when products were shipped or as development services were performed. During 2004, we recognized approximately $5.7 million of this deferred revenue and the remaining $531,000 was recognized during the first quarter of 2005. We do not expect development services revenue to represent a significant percentage of total revenue in the foreseeable future.

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

Royalty Costs. We have intellectual property license agreements which generally require us to make royalty payments based on a percentage of the revenue generated by sales of products incorporating the licensed technology. We recognize royalty obligations in accordance with the terms of the respective royalty agreements. We have also accrued for estimated royalty costs in situations where we do not have agreements based upon our current best estimate of the royalty obligation. These estimates are based on various market data information and other relevant information. If we enter into such agreements, or if additional market data becomes available, we will revise our estimates if necessary.

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

In accordance with SFAS No. 123(R), we recognize tax benefits upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options, but under current accounting standards we cannot currently recognize a tax benefit for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vest after our adoption of SFAS No. 123(R), we recognize a tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS No. 123(R), the tax benefit realized upon exercise is recorded directly to additional paid-in capital. For the three months ended March 31, 2006, the effective tax rate was increased as a result of the impact of compensation expense for qualified stock options on forecasted pre-tax income accounting required for share-based compensation as determined in accordance with SFAS No. 123(R).

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company has until November 2006 to make a one-time election to adopt the transition method described in FSP 123(R)-3. The Company is currently evaluating FSP 123(R)-3; however, the one-time election is not expected to affect operating income.

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

Foreign Exchange Forward Contracts. We use foreign exchange forward contracts to hedge the economic exposure associated with accounts receivable balances denominated in Euros. Our forward contracts do not qualify as accounting hedges. We mark-to-market the forward contracts and include unrealized gains and losses in the current period as a component of other income (expense). As of March 31, 2006, the total amount of outstanding forward contracts amounted to 10 million Euros.

Stock-based Compensation. We grant options to our employees to purchase our common stock and grant common stock options to our non-employee directors under our current stock plan. The benefits provided under this plan are share-based payments subject to the provisions of SFAS No. 123(R). Effective January 1, 2006, we adopted the requirements of SFAS No. 123(R) which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. As a result of this new accounting requirement, our consolidated financial statements for the three months ended March 31, 2006 include compensation expense as calculated per the provisions of SFAS No. 123(R). In adopting SFAS No. 123(R), we elected to use the modified prospective transition method, thus our consolidated financial statements for periods prior to January 1, 2006 do not include any impact of SFAS No. 123(R). We also elected to attribute the value of share-based compensation to expense using the straight-line method for awards granted after December 31, 2005 upon our adoption of SFAS No. 123(R). Share-based compensation expense for awards outstanding as of December 31, 2005 are being recognized over the remaining service period using the compensation expense calculated according to the pro forma disclosure provisions under SFAS No. 123(R) which uses the straight-line expense recognition method for those awards with a graded vesting schedule. Share-based compensation expense related to stock options was $2.1 million before taxes for the three months ended March 31, 2006.

Upon adoption of SFAS No. 123(R) on January 1, 2006, we elected to value our share-based payment awards using the Black-Scholes option pricing model as we had under the pro forma provisions of SFAS No. 123. The determination of fair value of share-based awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These significant assumptions include our expected stock price volatility over the term of the awards and the expected term of stock options.

We determined our expected volatility by using a combination of historical and implied volatility, or blended volatility, to derive our expected volatility assumption as allowed under SFAS No. 123(R) and SAB No. 107. Implied volatility was based on three-month traded options of our common stock. We determined that the volatility calculated using a blend of implied volatility and our historical volatility was more reflective of expected volatility than using only historical volatility. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. We determined the expected term of our stock options based on a simplified formula as provided in SAB No. 107.

Other assumptions required for estimating fair value under the Black-Scholes option pricing model are the expected risk-free interest rate and expected dividend yield of our stock. Our risk-free interest rate assumption is based upon currently available rates on zero coupon U.S. Government issues for the expected term of our stock options. The expected dividend rate is not applicable to us as we have not historically declared or paid dividends nor do we currently anticipate paying cash dividends in the foreseeable future.

SFAS No. 123(R) also requires forfeitures to be estimated at the time of grant and we have estimated our forfeitures based on historical experience. We will revise this estimate, if necessary, in subsequent periods if actual forfeiture rates differ from our estimates. In our pro forma information required under SFAS No. 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

If we change any of the critical assumptions that we use in the Black-Scholes option pricing model such as expected volatility or expected term or if we decide to use a different valuation model in the future, the compensation expense that we record under SFAS No. 123(R) may differ significantly in the future from what we have recorded in the current period. In addition, as the guidance by regulators for SFAS No. 123(R) is relatively new, the application of these principles may be subject to further interpretation and refinement over time.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue. Revenue for the three months ended March 31, 2006 increased $7.9 million, or 24.2%, to $40.2 million compared to $32.3 million for the same period in 2005. The overall increase in revenue is primarily attributable to an increase in product sales of approximately $7.9 million primarily due to increased demand for our EV-DO PC Cards. The overall increase in CDMA / EV-DO product sales for the three months ended March 31, 2006 compared to 2005 was approximately $14.4 million. Our UMTS / HSDPA product sales, which include the Fixed Mobile Convergence products that were introduced during the first quarter of 2005, decreased by approximately $6.0 million during the three months ended March 31, 2006 compared to the same period in 2005. Revenue recognized from development services was approximately $100,000 during the three months ended March 31, 2006 compared to $500,000 for the same period in 2005. We do not expect development service revenue to represent a significant percentage of total revenue in the foreseeable future.

Cost of revenue. Cost of revenue for the three months ended March 31, 2006 increased $9.6 million, or 44.3%, to $31.3 million compared to $21.7 million for the same period in 2005. The increase in cost of revenue was primarily related to an increase in product cost of $7.6 million due to the increase in product sales as discussed above. In addition, freight and distribution costs increased by approximately $700,000 due to additional costs associated with our European product sales. The remaining increases in costs of revenue primarily consist of an increase of approximately $700,000 related to manufacturing overhead costs and $700,000 related to excess and obsolete inventory during the three months ended March 31, 2006 compared for the same period in 2005.

Gross margin. Gross margin for the three months ended March 31, 2006 decreased by $1.8 million, or 16.7% to $8.9 million compared to $10.7 million for the same period in 2005. The decrease was primarily attributable to the increase in revenue and the cost of revenue as discussed above. Gross margin as a percent of revenue decreased to 22.1% for the three months ended March 31, 2006 compared to 33.0% for same period in 2005. The decrease in gross margin as a percentage of revenue was primarily attributable to sales of products with lower margins in 2006 as compared to 2005 as discussed above.

Research and development expenses. Research and development expenses for the three months ended March 31, 2006 increased $3.2 million, or 90.8% to $6.7 million compared to $3.5 million for the same period in 2005. The increase was primarily attributable to an increase in salary and related expenses of approximately $1.9 million which included share-based compensation of $500,000. Other increases consist of approximately $400,000 in consulting fees and services, $300,000 attributable the use of research supplies and expendable equipment resulting from increased product development activities, $200,000 in amortization of capital equipment procured to support increased product development activities, and $200,000 related to research and development overhead costs in 2006 as compared to the same period in 2005. In addition, customer funded development services decreased by $200,000 in the first quarter of 2006 compared to the same period in 2005.

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2006 increased approximately $1.0 million, or 60.9%, to $2.7 million compared to approximately $1.7 million for the same period in 2005. The increase was primarily a result of an increase in sales and marketing efforts which included hiring new personnel during the first quarter of 2006, primarily to expand our European sales team resulting in increased salary and related expenses of approximately $800,000, including share-based compensation. The expansion of our sales team in Europe also resulted in an increase to our office rent and utilities of approximately $100,000. In addition to the increases in personnel, our marketing and related trade show and travel expenses increased by approximately $100,000 for the first quarter of 2006 as compared for the same period in 2005.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2006 increased approximately $1.8 million, or 92.8%, to $3.7 million compared to $1.9 million for the same period in 2005. The increase was primarily attributable to an increase in salary and related expenses of approximately $1.4 million, including share-based compensation of approximately $1.2 million. General and administrative expenses also include an increase in professional service fees and legal costs of approximately $400,000 during the first quarter of 2006 compared to the same period in 2005.

Other income (expense). Other income (expense) increased by approximately $600,000 for the three months ended March 31, 2006 compared to the same period in 2005 primarily due to the increase in our foreign exchange gains on our Euro denominated receivable balances.

Provision for Income Taxes. We recorded an income tax benefit of $1.8 million in the first quarter of 2006 compared to an income tax expense of $1.4 million in the first quarter of 2005. The income tax benefit and related deferred tax asset recorded during the first quarter of 2006 was based on our expected annualized effective tax rate and we anticipate utilizing this deferred tax asset during the remainder of 2006. Income taxes represent estimated federal, foreign, and state taxes for the three months ended March 31, 2006 and 2005. The effective tax rate for the three months ended March 31, 2006 was approximately 57%. The difference between the federal and state statutory combined rate of 40% and our effective tax rate for 2006 is primarily due to the result of the impact of accounting for share-based compensation, for which certain share-based awards are treated as permanent differences. Provision for income taxes of approximately $1.4 million for the three months ended March 31, 2005 consists of federal and state taxes at our estimated effective tax rate of 35%. The difference between the federal and state statutory rate of 40% and our effective tax rate for 2005 is due primarily to research and development credits generated in 2005 and a low effective state tax rate.

In accordance with SFAS No. 123(R), we recognize a tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options, but under current accounting standards we cannot recognize a tax benefit currently for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS No. 123(R), we recognize a tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS No. 123(R), the tax benefit is recorded directly to additional paid-in capital. No tax benefit associated with total share-based compensation was recorded during the three months ended March 31, 2006. The impact of share-based compensation permanent items resulted in an increase of 25 percentage points to the annual effective tax rate. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is diminished.

Net income. For the three months ended March 31, 2006, we reported a net loss of $1.3 million, which includes non-cash share-based compensation expense of approximately $700,000 after tax, as compared to net income of $2.7 million for the same period in 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had working capital of $96.3 million and approximately $66.7 million in cash and cash equivalents and short-term and long-term marketable securities, which is a decrease of approximately $23.6 million from $90.3 million at December 31, 2005.

Historical Cash Flows

Net cash provided by (used in) operating activities. Net cash used in operating activities was approximately $20.7 million for the three months ended March 31, 2006 compared to net cash provided by operating activities of $6.3 million for the same period in 2005. The decrease of $27.0 million was primarily attributable to the net loss of $1.3 million, a $10.1 million increase in our accounts receivable balance, a $15.1 million decrease in our accounts payable balance and $1.8 million in non-cash income tax benefit, primarily offset by a $3.1 million decrease in inventory, $1.7 million of non-cash depreciation and amortization expense, and $2.2 million in share-based compensation expense.

Net cash provided by investing activities. Net cash provided by investing activities for the three months ended March 31, 2006 was approximately $1.6 million compared to net cash provided by investing activities of $10.4 million during the same period in 2005. Cash provided by investing activities in 2006 was primarily due to the net maturities/sales of marketable securities of $3.0 million offset by purchases of property and equipment of $1.4 million. Cash provided by investing activities in 2005 was primarily due to net maturities/sales of marketable securities of $11.5 million offset by purchases of property and equipment of $1.1 million.

Net cash used in financing activities. Net cash used in financing activities for the three months ended March 31, 2006 was approximately $1.6 million, compared to $100,000 used in financing activities during the same period in 2005. Cash used in financing activities in 2006 was due to payments on capital lease obligations of approximately $2.2 million, offset by $600,000 of proceeds received from the exercise of common stock options.

Cash used in financing activities in 2005 was due to the payments on capital lease obligations of approximately $500,000, offset by $400,000 of proceeds received from the exercise of common stock options.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at March 31, 2006, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by Fiscal Year
	2006	2007	2008	2009	2010	Total
Capital lease and other obligations	$1,668	$—	$—	$—	$—	$1,668
Operating leases	1,363	1,815	1,388	1,430	1,472	7,468
Committed purchase orders	20,027	—	—	—	—	20,027

Total contractual cash obligations	$23,058	$1,815	$1,388	$1,430	$1,472	$29,163

Other Liquidity Needs

During the next twelve months we plan to incur approximately $15.0 million to $17.0 million for the acquisition of additional licenses and for capital expenditures. In addition, certain of our operating leases related to consolidated facilities obligate us to pay an aggregate of approximately $300,000, net of sublease income, over the next 21 months. This obligation is included in the operating lease commitments in the above table.

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

Risks Related to Our Business

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2005 and subsequent reports on Forms 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Novatel Wireless, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

The market for wireless broadband data access products is highly competitive, and we may be unable to compete effectively.

The market for wireless broadband data access products is highly competitive, and we expect competition to continue to increase and intensify. Many of our competitors or potential competitors have significantly greater financial, technical, operational and marketing resources than we do. These competitors, for example, may be able to respond more rapidly or more effectively than we can to new or emerging technologies, changes in customer requirements, supplier related developments, or a shift in the business landscape. They also may devote greater resources than we do to the development, promotion, sale, and post- sale support of their respective products.

Many of our current or potential competitors have more extensive customer bases and broader customer, supplier and other industry relationships that they can leverage to establish competitive dealings with many of our current and potential customers. Some of these companies also have more established and larger customer support organizations than we do. In addition, these companies may adopt more aggressive pricing policies or offer more attractive terms to customers than they currently do or than we are able to, may bundle their competitive products with broader product offerings and may introduce new products and enhancements. Current and potential competitors might merge or otherwise establish cooperative relationships among themselves or with third parties to enhance their products or market position. As a result, it is possible that new competitors or new relationships among existing competitors may emerge and rapidly acquire significant market share to the detriment of our business.

Our wireless communications products currently compete with a variety of devices, including other wireless modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current and potential competitors include:

•	wireless data modem providers, such as Huawei, Option, Sierra Wireless, Kyocera, Pantech-Curitel and Sony-Ericsson;

•	wireless computing device manufacturers, such as palmOne and Research in Motion; and

•	wireless handset and infrastructure manufacturers, such as Motorola, Nokia, Siemens and Sony-Ericsson.

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

In our industry, it is critical to our success that we accurately anticipate evolving wireless technology standards and that our products comply with such standards in relevant respects. We are currently focused on engineering and manufacturing products that comply with several different 3G wireless standards. Any failure of our products to comply with any one of these or future applicable standards could prevent or delay their introduction and require costly and time-consuming engineering changes. Additionally, if an insufficient number of wireless operators or subscribers adopt the standards to which we engineer our products, then sales of our new products designed to those standards could be materially harmed.

If we fail to develop and introduce new products successfully, we may lose key customers or product orders and our business could be harmed.

The development of new wireless data products requires technological innovation and can be difficult, lengthy and costly. In addition, wireless operators require that wireless data systems deployed on their networks comply with their own technical and product performance standards, which may differ from the standards our products are required to meet for other operators. This increases the complexity of the product development process. In addition, as we introduce new versions of our existing products or new products altogether, our current customers may not require or desire the technological innovations of these products and may not purchase them or might purchase them in smaller quantities than we had expected.

Further, as part of our strategy, we enter into contracts with some customers pursuant to which we develop products for later sale to the customer. Our ability to generate future revenue and operating income under any such contracts depends upon, among other factors, our ability to timely develop products that are suitable for manufacturing and in a cost effective manner and that meet defined product design, technical and performance specifications. Our ability to maximize the benefits of these contracts depends in part on the following:

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

Since we have historically depended, and continue to depend, upon only a small number of our customers for a substantial portion of our revenue and upon only a few of our key customers to make contractual minimum volume purchases, our business could be negatively affected by an adverse change in our dealings with only a few customers.

A significant portion of our revenue comes from a small number of customers. Our top ten customers for the three months ended March 31, 2006 and 2005 accounted for approximately 86.3% and 94.7% of our revenue, respectively. Similarly, our revenue could be adversely affected if we are unable to retain the level of business of any of our significant customers or if we are unable to diversify our customer base. We expect that a small number of customers will combine to account for a substantial amount of our revenue for the foreseeable future.

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

The markets for broadband wireless access solutions are relatively new and rapidly evolving, both technologically and competitively, and the successful sale of related products and services depends in part on the strength of the demand for wireless access to both enterprise networks and the Internet. At times in the past, market demand for both wireless products and wireless access services for the transmission of data developed at a slower rate than we had anticipated and as a result our product sales did not generate sufficient revenue to cover our corresponding operating costs. The failure of these markets to continue to grow at the rate that we currently anticipate may adversely impact the growth in the demand for our products and our concomitant rate of growth, and as a result, our business, financial condition and results of operations may be harmed.

The marketability of our products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.

The success of our business depends, in part, on the capacity, affordability, reliability and prevalence of wireless data networks provided by wireless telecommunications operators and on which our products operate. Currently, various wireless telecommunications operators, either individually or jointly with us, sell our products in connection with the sale of their wireless data services to their customers. Growth in demand for wireless data access may be limited if, for example, wireless telecommunications operators cease or materially curtail operations, fail to offer services which customers consider valuable, fail to maintain sufficient capacity to meet demand for wireless data access, delay the expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services or fail to market their services effectively. In addition, our future growth depends on the successful deployment of next generation wireless data networks provided by third parties, including those networks for which we are currently developing products. If these next generation networks are not deployed or widely accepted, or if deployment is delayed, there will be no market for the products we are developing to operate on these networks. If any of these events occur, or if for any other reason the demand for wireless data access fails to grow, sales of our products will decline and our business could be harmed.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business.

Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development or production delays as we seek to meet increased demand for our products. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

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

Because we outsource the manufacture of all of our products, the cost, quality and availability of third-party manufacturing operations are essential to the successful production and sale of our products. Our reliance on third-party manufacturers exposes us to a number of risks which are outside our control, including:

•	unexpected increases in manufacturing costs;

•	interruptions in shipments if a third-party manufacturer is unable to complete production in a timely manner;

•	inability to control quality of finished products;

•	inability to control delivery schedules;

•	inability to control production levels and to meet minimum volume commitments to our customers;

•	inability to control manufacturing yield;

•	inability to maintain adequate manufacturing capacity; and

•	inability to secure adequate volumes of acceptable components, at suitable prices or in a timely manner.

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

We have historically placed purchase orders with our manufacturer at least three months prior to the scheduled delivery of the finished goods to our customer. In some instances, due to the length of component lead times, we might need to place manufacturing orders on the basis of our receipt of a good-faith but non-binding customer forecast of the quantity and timing of the customer’s expected purchases from us. Accordingly, if we inaccurately anticipate customer demand for our products, we might be unable to obtain adequate quantities of components to meet our customers’ delivery requirements or, alternatively, we might accumulate excess inventory. Our operating results and financial condition have been in the past and may in the future be materially adversely affected by our ability to manage our inventory levels and respond to short-term or unexpected shifts in customer demand as to quantities or the customer’s product delivery schedule.

We depend on sole source suppliers for some components used in our products, and therefore the availability and sale of those finished products would be harmed if any of these suppliers is not able to meet our demand and in accordance with our production schedule and alternative suitable components are not available.

Our products contain a variety of components, many of which are procured from single suppliers. These components include both tooled parts and industry-standard parts, many of which are also used in cellular telephone handsets. From time to time, certain components used in our products have been in short supply worldwide or their anticipated commercial introduction has been delayed. If there is a shortage of any such components, and we cannot obtain a suitable substitute or make sufficient and timely design or other product modifications to permit the use of such a substitute, we may not be able to timely deliver sufficient quantities of our products to satisfy demand. Moreover, if we locate a substitute and its price is prohibitive, our ability to maintain cost-effective production of our products would be seriously harmed.

Others might claim that our products infringe on their respective intellectual property rights, which may result in substantial costs, diversion of resources and management attention, harm to our reputation or interference with our current or prospective customer relations.

It is possible that other parties may claim that we have violated their respective intellectual property rights. An infringement claim, regardless of the merits or success of the claim, could result in substantial costs, diversion of resources and management attention and harm to our reputation. Infringement claims can be difficult and costly to verify and assess. A successful infringement claim against us could cause us to be liable for damages and litigation costs. In addition, a successful infringement claim could have other negative consequences, including prohibiting us from further use of the intellectual property or causing us to have to license the intellectual property, thereby incurring licensing fees, some of which could be retroactive. Upon the occurrence of a successful infringement claim, we may also have to develop a non-infringing alternative, which if available could be costly, and delay or prevent sales of our products.

We may not be able to license necessary third-party technology or it may be expensive to do so.

We license technology from third parties for the development of our products. We have licensed from third parties, such as QUALCOMM, software and other intellectual property for use in our products and from time to time we may elect or be required to license additional intellectual property. The license from QUALCOMM, for example, does not have a specified term and may be terminated by us or by QUALCOMM for cause or upon the occurrence of other specified events. There can be no assurance that we will be able to maintain our third-party licenses or that additional third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to maintain or obtain third-party licenses required for our products or to develop new products and product enhancements could require us to seek to obtain substitute technology of lower quality or performance standards, if such exists, or at greater cost which could seriously harm our competitive position, revenue and growth prospects.

We are subject to the risks of doing business abroad, which could negatively affect our international sales activities and our ability to obtain products from our foreign manufacturers.

In addition to our manufacturing activities in Asia, a significant portion of our sales activity takes place in Europe. In addition, a significant portion of our research and development staff is located in Canada. Our international sales accounted for approximately 34% of our revenue for the three months ended March 31, 2006 and 65% for the three months ended March 31, 2005. Although our experience in marketing, selling, distributing and manufacturing our products and services internationally is limited, we expect to further expand our international sales and marketing activities in the future. Consequently, we are subject to certain risks associated with doing business abroad, including:

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

Any disruption in our ability to obtain products from our foreign manufacturers or in our ability to conduct international operations and sales could have a material adverse effect on our business, financial condition and results of operations.

To the extent we enter into contracts that are denominated in foreign currencies and do not adequately hedge that exposure, fluctuations in exchange rates between the United States dollar and foreign currencies may affect our operating results.

A significant amount of our revenues are generated from sales agreements denominated in foreign currencies, particularly the Euro, and we expect to enter into additional such agreements as we expand our international customer base. As a result, we transact some of our business in foreign currencies, which exposes us to changes in foreign currency exchange rates and we currently expect the absolute value of this exposure may increase in the future. We attempt to manage this risk, in part, by minimizing the effects of volatility on cash flows by identifying forecasted transactions exposed to these risks and using foreign exchange forward contracts. There can be no assurance that we will not incur foreign currency losses or that foreign exchange forward contracts we may enter into to reduce the risk of such losses will be successful.

Our products may contain errors or defects, which could prevent or decrease their market acceptance and lead to unanticipated costs or other adverse business consequences.

Our products are technologically complex and must meet stringent user requirements. We must develop our software and hardware products quickly to keep pace with the rapidly changing and technologically advanced wireless communications market. Products as sophisticated as ours may contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, the loss of a customer or the failure to obtain one, damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, unanticipated warranty claims, and the payment of monetary damages to our customers.

Our quarterly operating results may vary significantly from quarter to quarter and may cause our stock price to fluctuate.

Our future quarterly operating results may fluctuate significantly and may fall short of or exceed the expectations of securities analysts, investors or management. If this occurs, the market price of our stock could fluctuate, in some cases materially. The following factors may cause fluctuations in our operating results:

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

•

New product introductions. As we introduce new products, the timing of these introductions within any given quarter will affect our quarterly operating results. We may have difficulty predicting the timing of new product introductions and the market acceptance of these new products. If products and services are introduced earlier or later than anticipated, or if market acceptance is unexpectedly high or low, our quarterly operating results may fluctuate unexpectedly.

•	Lengthy sales cycle. The length of time between the date of initial contact with a potential customer and the execution of and product delivery under a contract may take several months, or longer, and is subject to delays or permanent interruptions over which we have little or no control. The sale of our products is subject to delays from, among other things, our customers’ budgeting, product testing and vendor approval mechanics, and competitive evaluation processes that typically accompany significant information technology purchasing decisions. As a result, our ability to anticipate the timing and volume of sales to specific customers is limited, and the delay or failure to complete one or more large transactions could cause our operating results to vary significantly from quarter to quarter.

•	Foreign currency. We are exposed to market risk from changes in foreign currency exchange rates. As a significant amount of our revenues are generated in the Euro currency, we use foreign exchange forward contracts to minimize exposure to the risk of loss on changes in foreign currency exchange rates upon the eventual net cash inflows from foreign currency denominated sales with our customers. Since there is a high correlation between the hedging instruments and the underlying exposures, the gains and losses on these underlying exposures are generally offset by reciprocal changes in the value of the hedging instruments. We use derivative financial instruments as risk management tools and not for trading or speculative purposes. Fluctuations in the Euro currency may have a material impact on our future operating results and gross margins.

Due to these and other factors, our results of operations may fluctuate substantially in the future and quarter-to-quarter comparisons may not be reliable indicators of future operating or share price performance.

We incurred significant operating losses and negative cash flows between the date of our inception and the beginning of 2004 and if our revenue and gross margins decline or we are unable to increase our revenue and gross margins relative to our corresponding operating expenses, we may incur significant net losses and negative cash flow from operations.

We incurred significant operating losses and net losses in each annual period between the date of our inception until the beginning of 2004. In 2004, we reached profitability for the first time since our inception and recorded net income applicable to common stockholders of $13.7 million for the year ended December 31, 2004. We incurred net losses applicable to common stockholders of $16.7 million for the fiscal year ending 2003 and $53.5 million for the fiscal year ending 2002. We had positive cash flows from operations of $5.6 million for the year ended December 31, 2004, while we had negative cash flows from operations of $400,000 for the fiscal year ending December 31, 2003 and $28.7 million for the fiscal year ending December 31, 2002. As of March 31, 2006, we had an accumulated deficit of $223.7 million. If we are unable to generate revenue and gross margins to sufficiently offset our increasing expenses, we may not maintain profitability and may incur operating losses, net losses and negative cash flow from operations.

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

As part of our business strategy, we review and intend to continue to review, on an ongoing basis, acquisition opportunities that we believe would be advantageous or complementary to the development of our business. While we have no current agreements or plans with respect to any acquisitions, we may acquire businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or share price:

•	issue equity or equity-based securities that would dilute existing stockholders’ percentage ownership;

•	use a substantial portion of our available cash;

•	incur substantial debt, which may not be available to us on favorable terms and may adversely affect our liquidity;

•	assume contingent liabilities; and

•	take substantial charges in connection with acquired assets.

Acquisitions also entail numerous other risks, including: difficulties in assimilating acquired operations, products, technologies and personnel; unanticipated costs; diversion of management’s attention from other business concerns; adverse effects on existing business relationships with suppliers and customers; risks of entering markets in which we have limited or no prior experience; and potential loss of key employees from either our preexisting business or the acquired organization. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business and operating results.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the Nasdaq National Market rules, continue to create uncertainty for many companies, including ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies or in legal interpretations rendered in judicial opinions, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue or profit generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards do not meet the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Any changes to existing accounting pronouncements or taxation rules or practices may cause adverse fluctuations in our reported results of operations or affect how we conduct our business.

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practices have occurred and may occur in the future. The change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At March 31, 2006, we had $66.7 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $15.9 million of our cash and cash equivalents at March 31, 2006, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $50.8 million of our investments by approximately $500,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our Consolidated Statements of Operations until the investment is sold or if the reduction in fair value was determined to be other than temporary.

Foreign Currency Exchange Rate Risk

During the three months ended March 31, 2006, approximately $14.3 million of our sales transactions were denominated in Euros. In order to hedge against the short-term impact of foreign currency fluctuations on our accounts receivable balances we have entered into forward foreign exchange contracts. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. If foreign currency rates were to fluctuate by 10% from rates at March 31, 2006, our financial position, results of operations and cash flows would not be materially affected. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

All of our outstanding foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. As of March 31, 2006 the total amount of outstanding forward contracts amounted to 10 million Euros. During three months ended March 31, 2006 we recorded an unrealized loss of approximately $700,000 on our forward contracts. This unrealized loss was offset by a foreign currency gain of approximately $1.3 million recorded in other income and expense related to our foreign currency receivable balances denominated in Euros during the quarter ended March 31, 2006

Revenues generated outside the United States (denominated in U.S. dollars), as a percentage of total revenues were approximately 34% for the first quarter March 31, 2006 and 65% for the same period in 2005. Fluctuations in foreign exchange rates could impact future operating results.

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

As of March 31, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls: There have been no significant changes in our internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 1A.	Risk Factors.

See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.5	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.4	Form of Preferred Stock and Warrant Purchase Agreement entered into in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 18, 2002.

4.5	Registration Rights Agreement dated as of September 12, 2002 by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.6	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.7	Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.8	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

Exhibit Number	Description
4.9	Registration Rights Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.10	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1	Amended and Restated 1997 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.2	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (incorporated by reference to the Company’s annual repot on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.3	Form of Executive Officer Stock Option Agreement under the Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (incorporated by reference to the Company’s annual repot on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.4	Form of Director Stock Option Agreement under the Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (incorporated by reference to the Company’s annual repot on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to the Company’s annual repot on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.6	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.7	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.8	Form of Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed May 10, 2005).

10.9	Credit Agreement, dated December 29, 2005, by and between Bank of America, N.A. and the Company (incorporated by reference to the Company’s annual repot on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

31.1	Certification of our Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification of our Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2006	Novatel Wireless, Inc.

	By:	/s/ DAN L. HALVORSON
Dan L. Halvorson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)