Form 10-Q
period 2006-06-30
NOVATEL WIRELESS INC
filed 2006-08-09
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 000-31659

NOVATEL WIRELESS, INC.

(exact name of registrant as specified in its charter)

Delaware	86-0824673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9645 Scranton Road, Suite 205, San Diego, CA	92121
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

The number of shares of the Registrant’s common stock outstanding as of August 2, 2006 was 29,643,523.

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

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$30,763	$36,653
Marketable securities	42,120	47,075
Accounts receivable, net of allowance for doubtful accounts of $396 in 2006 and $96 in 2005	35,131	28,121
Inventories	17,417	23,132
Deferred tax assets, net	9,255	5,253
Prepaid expenses and other	4,119	9,821

Total current assets	138,805	150,055

Property and equipment, net	14,315	13,865
Marketable securities	3,959	6,611
Intangible assets, net	2,656	3,459
Deferred tax assets, net	1,849	1,849
Other assets	231	225

	$161,815	$176,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,471	$34,226
Accrued expenses	12,990	11,888
Line of credit	—	5,000
Capital lease obligations	—	3,891

Total current liabilities	35,461	55,005

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001, 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized, 29,641 and 29,326 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	30	29
Additional paid-in capital	350,121	343,738
Accumulated other comprehensive loss	(202)	(364)
Accumulated deficit	(223,595)	(222,344)

Total stockholders’ equity	126,354	121,059

	$161,815	$176,064

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$45,654	$38,597	$85,813	$70,924
Cost of revenue	34,107	26,769	65,386	48,440

Gross margin	11,547	11,828	20,427	22,484

Operating costs and expenses:
Research and development	7,108	4,438	13,835	7,963
Sales and marketing	3,466	1,589	6,195	3,285
General and administrative	3,989	1,704	7,730	3,644

Total operating costs and expenses	14,563	7,731	27,760	14,892

Operating income (loss)	(3,016)	4,097	(7,333)	7,592
Other income (expense):
Interest income and expense, net	547	498	1,166	1,020
Other income (expense), net	964	(144)	1,531	(81)

Income (loss) before taxes	(1,505)	4,451	(4,636)	8,531
Income tax expense (benefit)	(1,600)	1,558	(3,385)	2,986

Net income (loss)	$95	$2,893	$(1,251)	$5,545

Per share data:
Net income (loss) per common share:	$0.00	$0.10	$(0.04)	$0.19
Basic	$0.00	$0.10	$(0.04)	$0.18
Diluted
Weighted average shares used in computation of basic and diluted net income (loss) per common share:
Basic	29,547	29,048	29,461	29,020
Diluted	30,233	30,212	29,461	30,247

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,251)	$5,545
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,576	1,947
Inventory write down	824	130
Provision for bad debts	300	—
Share based compensation expense	4,652	—
Excess tax benefits from stock options exercised	(617)	—
Deferred tax benefit	(3,385)	—
Gain on sale of property and equipment	—	(15)
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(7,310)	(10,691)
Inventories	4,891	(5,341)
Prepaid expenses and other assets	5,695	(1,332)
Accounts payable	(11,755)	20,827
Accrued expenses	1,102	3,687

Net cash provided by (used in) operating activities	(3,278)	14,757

Cash flows from investing activities:
Purchases of property and equipment	(3,222)	(2,987)
Purchases of intangible assets	—	(195)
Purchases of securities	(15,475)	(17,720)
Maturities/sales of securities	23,245	21,948

Net cash provided by investing activities	4,548	1,046

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,114	661
Excess tax benefits from stock options exercised	617	—
Payments on line of credit	(5,000)	—
Principal payments under capital lease obligations	(3,891)	(1,015)

Net cash used in financing activities	(7,160)	(354)

Net increase (decrease) in cash and cash equivalents	(5,890)	15,449
Cash and cash equivalents, beginning of period	36,653	16,486

Cash and cash equivalents, end of period	$30,763	$31,935

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$54	$24
Income taxes	$383	$—

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (in thousands, except per share data)

1.	Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period’s financial statements to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, allowance for excess and obsolete inventory, useful lives of long-lived assets, valuation of intangible and long-lived assets, provision for warranty and price protection costs, estimated royalty costs, deferred tax asset valuation allowance, foreign currency translation, foreign exchange forward contracts, and the use of option pricing models to establish values of equity instruments.

Stock Option Plans

The Company’s amended and restated 1997 employee stock option plan (the “1997 Plan”) for employees authorizes the granting of options for up to 800,000 shares of the Company’s common stock. Generally, options issued under the 1997 Plan were granted at prices equal to at least 100% of the fair value of the stock on the date of grant, expire not later than ten years from the date of grant and vest ratably and annually over a four-year period following the date of grant. From time to time, as approved by the Company’s Board of Directors, options with differing vesting terms have also been granted. The 1997 Plan provides that any shares issued come from the Company’s authorized but unissued or reacquired common stock. In September, 2000 the Company suspended making any further grants pursuant to the 1997 Plan and contributed the remaining shares then reserved for issuance under such plan to the 2000 Stock Incentive Plan (the “2000 Plan”).

In July 2000, the Company’s Board of Directors approved and in September 2000, the Company’s stockholders approved the 2000 Plan authorizing the granting of options, restricted stock and stock appreciation rights for up to 1,100,000 shares of the Company’s common stock, including the 800,000 shares authorized under the 1997 Plan, plus an automatic annual increase, to be added on the first day of each fiscal year beginning in 2001, equal to the lesser of (a) 3.0% of the outstanding shares on the last day of the prior fiscal year, (b) 100,000 shares, or (c) such lesser number of shares as may determined by the Board in its sole discretion (the automatic annual increase was eliminated effective in 2006 as described further below). The Company implemented the 2000 Plan upon the effective date of the Company’s initial public offering in November 2000. The Compensation Committee of the Company’s Board of Directors administers the 2000 Plan. Options granted under the 2000 Plan typically vest ratably over either a three or a four year period and have a contractual term of 10 years.

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

Employee Stock Purchase Plan

In July 2000, the Company’s Board of Directors approved the 2000 Employee Stock Purchase Plan (“ESPP”) and in September 2000, the Company’s stockholders approved the ESPP. The Company implemented the ESPP in 2001 following the completion of the initial public offering in November 2000. The ESPP, subject to certain limitations, permits eligible employees of the Company to purchase common stock, at a price equal to 85.0% of the lower of the fair market value on the first day of the offering period or the last day of each six-month purchase period, through payroll deductions of up to 10.0% of their annual compensation. The ESPP provides for the issuance of up to 100,000 shares of common stock, plus an automatic annual increase, to be added on the first day of each fiscal year beginning in 2001, equal to the lesser of (a) 0.5% of the outstanding shares on the last day of the prior fiscal year, (b) 18,000 shares, or (c) such lesser number of shares as may be determined by the Board in its sole discretion. During 2004, our stockholders approved an amendment to the ESPP which increased the number of shares reserved for future issuance under the ESPP by 80,000 shares. If purchases of stock through the plan deplete this supply, the Company will limit, suspend or discontinue purchases under the plan until additional shares of stock are available.

Share-Based Compensation

The Company has granted incentive stock options to employees, and restricted stock and non-qualified stock options to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for all eligible employees. On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants, non-vested stock grants, and purchases of stock made pursuant to the Company’s ESPP based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, and the Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method of recognition of compensation expense related to share-based payments, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s unaudited Consolidated Financial Statements for the three and six months ended June 30, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment option awards on the date of grant using an option-pricing model. The value of the awards that are ultimately expected to vest are recognized as compensation expense over the requisite service periods using the straight-line method. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, share-based compensation expense was only recognized by the Company if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant. No stock-based compensation expense was recorded by the Company in 2005.

As of June 30, 2006, total unrecognized share-based compensation cost related to unvested stock options was $12.4 million, which is expected to be recognized over a weighted average period of approximately 14 months. As of June 30, 2006, total unrecognized share-based compensation cost related to restricted stock was $2.5 million, which is expected to be recognized over a weighted average period of approximately 19 months. As of June 30, 2006, total unrecognized ESPP compensation cost related to ESPP share purchases was approximately $200,000, which is expected to be recognized over a weighted average period of approximately six months. The Company has included the following amounts for share-based compensation cost, including the cost related to the ESPP, in the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2006 (in thousands):

	Three Months ended June 30, 2006	Six Months ended June 30, 2006
Cost of revenue	$112	$189
Research and development	585	1,088
Sales and marketing	514	986
General and administrative	1,231	2,389

Total	2,442	4,652
Tax effect on stock-based compensation	(1,900)	(3,390)

Net effect on net loss	$542	$1,262

Effect on earnings per share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

Share-based compensation expense recognized during the three and six months ended June 30, 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123 and SFAS No. 123(R), respectively. The Company has historically disclosed and currently recognizes share-based compensation expense using the straight-line method. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. The Company has historically and continues to estimate the fair value of share based option awards using the Black-Scholes option-pricing model.

Share-Based Compensation Cost under SFAS No. 123

Prior to January 1, 2006, the Company disclosed compensation cost in accordance with SFAS No. 123. The provisions of SFAS No. 123 required the Company to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net income for the three and six months ended June 30, 2005 would have been as follows (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$2,893	$5,545
Share-based compensation, as reported	—	—
Total share-based compensation determined under fair value based method for all awards	$(3,128)	$(6,196)

Pro forma net income (loss)	$(235)	$(651)

Basic net earnings per share, as reported	$0.10	$0.19

Diluted net earnings per share, as reported	$0.10	$0.18

Basic net earnings (loss) per share, SFAS No. 123 adjusted	$(0.01)	$(0.02)

Diluted net earnings (loss) per share, SFAS No. 123 adjusted	$(0.01)	$(0.02)

Pro forma disclosures for the three and six months ended June 30, 2006 are not presented because the compensation expense is recorded in the unaudited Consolidated Statements of Operations.

To estimate compensation expense which would have been recognized under SFAS No. 123 for the three and six months ended June 30, 2005 and the compensation cost that was recognized under SFAS No. 123(R) for the three and six months ended June 30, 2006, the Company used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate:
Stock Options	5.0%	3.8%	4.8%	3.8%
ESPP	4.7%	3.8%	4.7%	3.8%
Volatility:
Stock Options	71%	62%	73%	70%
ESPP	51%	62%	51%	70%
Expected Term:
Stock Options	4.8 years	4 years	5.5 years	4 years
ESPP	15 Months	15 months	15 Months	15 months

The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. The Company has not paid dividends in the past and currently does not plan to pay any dividends in the foreseeable future. The expected volatility is based on an average of historical and implied volatility of the Company’s stock for the related expected life. The expected term of options granted is estimated using the average of the vesting date and the contractual term and projected and historical experience.

Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows (in thousands, except per share data):

	Options	Weighted Average Exercise Price
Outstanding December 31, 2005	5,444	$13.58
Granted	104	10.74
Cancelled	(57)	17.13
Exercised	(42)	3.94

Outstanding March 31, 2006	5,449	$13.56
Granted	325	10.53
Cancelled	(93)	16.59
Exercised	(203)	2.62

Outstanding June 30, 2006	5,478	$13.73

Options exercisable, June 30, 2006	3,611	$14.24

During the three and six months ended June 30, 2006, the total pre-tax intrinsic value of options exercised to purchase common stock was $1.7 million and $1.9 million, respectively, and the weighted average fair value of options to purchase common stock that were granted was $6.43 and $6.68 per share, respectively. During the three and six months ended June 30, 2005, the total pre-tax intrinsic value of options exercised to purchase common stock was $1.2 and $1.8 million, respectively, and the weighted average fair value of options to purchase common stock that were granted was $5.34 and $6.41 per share, respectively.

During the three and six months ended June 30, 2006, cash flows generated from share-based compensation arrangements amounted to $532,000 and $701,000, respectively, for the purchase of shares upon exercise of options. The Company issues new shares upon exercise of options to purchase common stock or purchases made through the ESPP.

Additional information regarding options outstanding for all plans as of June 30, 2006, is as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.95 – 2.65	1,007	6.92	$2.18	1,005	$2.18
$3.90 – 13.55	2,002	8.78	11.11	716	10.59
$13.64 – 16.20	599	8.31	14.62	288	14.85
$16.27 – 17.85	822	7.62	16.36	636	16.38
$18.78 – 193.13	1,048	7.80	27.29	966	27.90

Total	5,478		$13.73	3,611	$14.24

Aggregate intrinsic value	$9,011			$8,831

Weighted average remaining contractual life (in years)		8.03		7.61

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $10.42 per share as of the last business day of the three months ended June 30, 2006, which amount would have been received by the optionees had all options been exercised on that date.

On May 17, 2006, the Compensation Committee of the Board of Directors, pursuant to the 2000 Plan, granted 222,000 shares of market-based restricted stock to executives at a fair value of $10.61 per share. The restricted stock awards vest in one-third increments based on closing per share stock price achievement of $13.26, $15.92 and $18.57 for 10 consecutive trading days, but no more than 50% of the shares are permitted to vest earlier than May 1, 2007. If the stock price levels are not achieved, these shares will become fully vested on May 17, 2011 assuming continued employment or other qualifying service for the Company. The Company has estimated the aggregate fair value of this award at approximately $2.4 million which will be amortized and recorded as compensation expense over a period of eight months for the first $800,000 of the compensation expense, 17 months for the next $800,000 of the compensation expense and 28 months for the final $800,000 of the compensation expense. The vesting term for each increment was calculated using a Monte Carlo valuation model using the following assumptions:

Dividend yield	0%
Volatility	66%
Risk free rate of return	5.0%

During the three months ended June 30, 2006, the Company awarded 7,500 shares of restricted stock to each of the 5 non-employee directors (for a total of 37,500 such shares) at a fair value of $10.61 per share. 2,500 shares of each such grant vests annually each May 17, commencing in 2007, so long as the director is serving on such date. The Company has estimated the aggregate fair value of these awards to the non-employee directors at approximately $400,000, which will be amortized to compensation expense ratably over a three year period.

Restricted stock activity for the three months ended June 30, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2006	—	$—
Granted	259,500	$10.61
Vested	—	$—
Forfeited	—	$—

Non-vested at June 30, 2006	259,500	$10.61

The total fair value of restricted stock vested during the three months ended June 30, 2006 was approximately $265,000 and the related tax benefit realized was approximately $98,000.

On December 29, 2005, the Company’s Board of Directors approved the acceleration of vesting of certain unvested stock options granted to our non-executive officer employees under our stock option plans that had an exercise price greater than $18.78 per share. Options held by executive officers and non-employee directors were not included in the acceleration. As a result, previously unvested options to purchase approximately 550,000 shares of our common stock became fully vested and immediately exercisable on such date.

This acceleration of vesting enabled the Company to eliminate the recognition in our Consolidated Statements of Operations of the compensation expense associated with these “out of the money” stock options in future periods, upon our adoption of SFAS No. 123(R) on January 1, 2006. Had the options not been accelerated, the unamortized fair value-based compensation expense for these options at January 1, 2006, would have been recorded in 2006 through 2008, under vesting schedules in place prior to the acceleration, and would have been approximately $6.9 million, net of estimated forfeitures.

Employee Stock Purchase Plan

There were no shares issued pursuant to the ESPP for the three month periods ended June 30, 2006 and 2005, respectively.

Future Accounting Requirements.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements.

2.	Balance Sheet Details

Marketable Securities

As of June 30, 2006, unrealized losses of $202,000 are included in accumulated other comprehensive loss. The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following as of June 30, 2006 (in thousands):

	Maturity in Years	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	1 or less	$10,988	$(51)	$10,937
Corporate debentures/bonds	1 or less	28,325	(129)	28,196
Commercial paper	1 or less	1,991	—	1,991
Certificates of deposit	1 or less	999	(3)	996

Total short-term marketable securities		42,303	(183)	42,120

Corporate debentures/bonds/preferred	1 to 2	3,978	(19)	3,959

Total long-term marketable securities		3,978	(19)	3,959

		$46,281	$(202)	$46,079

At June 30, 2006, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be other than temporary for more than 12 months. Because the Company’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, the Company believes that the unrealized losses at June 30, 2006 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

Inventories

Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Finished goods	$16,517	$20,325
Raw materials and components	9,000	2,807

	$17,417	$23,132

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Royalties	$5,753	$5,876
Payroll and related expenses	2,998	3,094
Product warranty, price protection and sales returns allowance	1,517	826
Professional fees	805	529
Deferred rent	857	352
Restructuring	223	333
Income taxes	—	292
Other	837	586

	$12,990	$11,888

3.	Credit Facility

On December 29, 2005, the Company entered into a two-year $25.0 million secured revolving credit facility (“the Credit Agreement”). The Credit Agreement was entered into with Bank of America, N.A., as Administrative Agent, who was granted a first priority blanket lien on substantially all the Company’s assets in order to secure repayment of outstanding indebtedness under the Credit Agreement. At the Company’s option, borrowings under the Credit Agreement will bear interest at either the London Interbank Offering Rate (LIBOR) plus 100-150 basis points depending on the level of borrowing under the Credit Agreement, or at the prime rate plus 50 basis points (8.75% at June 30, 2006). The Credit Agreement further contains certain customary restrictive financial and operating covenants which, among other things, require the Company to (i) maintain minimum financial performance requirements as measured by the Company’s income or loss before taxes, (ii) limit the levels of certain indebtedness and capital expenditures, and (iii) maintain a minimum liquidity ratio. In the event that a default were to occur under the Credit Agreement which was not subsequently cured or waived, then repayment in full of all the borrowings then outstanding could become immediately due and payable. Such events of default include, without limitation, failing to pay borrowed amounts when due, failing to adhere to agreed upon financial covenants or failing to notify Bank of America of the occurrence of an event that could reasonably be expected to result in a material adverse effect upon the Company. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit and certain permitted acquisitions and investments. As of June 30, 2006, the Company had no outstanding balance under the Credit Agreement and was in compliance with all covenants of the Credit Agreement.

4.	Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States, Canada and the U.K. The amount of the Company’s assets in the United States and Canada as of June 30, 2006 were $153.6 million and $8.2 million, respectively, and as of December 31, 2005 were $166.5 million and $9.6 million, respectively.

For the six months ended June 30, 2006, approximately 31% of revenues were derived from international customers (Europe/Middle East/Africa 29%, Asia/Australia 2%) as compared to approximately 66% of revenues derived from international customers (Europe/Middle East/Africa 64%, Asia/Australia 2%), for the six months ended June 30, 2005.

Concentrations of Risk

Substantially all of the Company’s revenues are derived from the sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue is derived from a small number of customers. Two customers accounted for 43.9% and 13.6% of revenues for the six months ended June 30, 2006. Three customers accounted for 23.7%, 15.5%, and 12.1% of revenues for the six months ended June 30, 2005.

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

Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential dilutive securities (currently consisting of options, warrants and restricted stock using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when their exercise price is greater than the market price as their effect would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three and six months ended June 30, 2006 and 2005 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	29,547	29,048	29,461	29,020
Effect of dilutive securities:
Warrants	20	59	—	67
Restricted Shares	6	—	—	—
Options	660	1,105	—	1,160

Diluted weighted average common and potential common shares outstanding	30,233	30,212	29,461	30,247

Weighted average options and warrants to purchase a total of 4,324,762 and 5,079,528 shares of common stock for the three and six months ended June 30, 2006, respectively, and 3,493,449 and 3,426,914 shares of common stock for the three and six months ended June 30, 2005, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

6.	Commitments and Contingencies

Royalties

The Company has license agreements which commit it to royalty payments generally based on a percentage of the sales price of its products using certain technologies. The Company recognizes royalty obligations in accordance with the terms of the respective royalty agreements. The Company has also accrued for royalty costs in cases where it does not have agreements by using its current best estimate of its royalty obligation. These estimates are based on various market data information and other relevant information. If the Company enters into such agreements, or when additional market data becomes available, it will revise its estimates accordingly, if necessary.

Legal Matters

The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. Based on evaluation of these matters and discussions with Company counsel, the Company currently believes that liabilities arising from or sums paid in settlement of these existing matters would not have a material adverse effect on the consolidated results of operations or financial position.

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

We began shipping our first 3G products in December 2003. We have shipped seventeen new 3G products since then and anticipate introducing additional 3G products during 2006. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Siemens, Alcatel, Dell, Qualcomm, Sprint PCS, Verizon Wireless and Vodafone and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Our strategic relationships include technology and marketing relationships with wireless operators, OEM customers that integrate our products into other devices, distributors and leading hardware and software technology providers. For example, we are partnered with both Alcatel and Siemens on the roll-out of HSDPA technology.

Cost of Revenue. We currently outsource our manufacturing operations to LG Innotek. In addition, we currently outsource certain distribution and fulfillment services related to our business in EMEA to Mobiltron. All costs associated with these manufacturers and Mobiltron are included in our cost of revenue. Cost of revenue also includes warranty costs, amortization of intangible licenses, royalties based on a percentage of revenue, operations group expenses, costs related to development services and costs related to inventory adjustments, including allowances for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. During the three months ended June 30, 2006, we recorded a provision for excess and obsolete inventory in the amount of $127,000. We expect to continue to outsource our manufacturing operations, and as our business grows we expect our manufacturing activity to increase.

Operating Expenses. Many of our products target wireless operators and other customers in Europe, North America and Asia. If these markets continue to grow, we will likely develop new products to serve these markets, resulting in increased research and development expenses associated with such new product development. We have in the past and expect to continue to incur these expenses in future periods prior to recognizing revenue from these markets. In addition, the accounting for stock options requires us to use the fair value method to account for all stock-based compensation pursuant to Statement of Financial Accounting Standard, (“SFAS, No. 123(R)”), which significantly increased our operating expenses in the three and six months ended June 30, 2006.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include revenue recognition, allowance for doubtful accounts receivable, allowance for excess and obsolete inventory, provisions for warranty and price protection costs, useful lives of long-lived assets, valuation of intangible and long-lived assets, estimates for costs recorded in royalty accruals, deferred tax asset valuation allowance, foreign currency translation, foreign exchange forward contracts, and the use of option pricing models to establish values of equity instruments.

Revenue Recognition. Our revenue is generated from the sale of wireless modems to wireless operators, OEM customers and distributors. Revenue from product sales is recognized upon the latest of transfer of title or shipment of the product to the customer. For product sales with acceptance provisions, revenue is recognized at such time that the acceptance provisions are satisfied. We grant price protection provisions to certain customers and track pricing and other terms offered to customers buying similar products to assess compliance with these provisions. We establish allowances for estimated product returns and price protection in the period in which revenue is recognized. In estimating future product returns, we consider various relevant factors, including our stated return policies and practices and historical trends. We recognize revenue in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, which provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.

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

Write down of Excess and Obsolete Inventory. Inventories are stated at the lower of cost (first-in, first-out method) or market. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess and obsolete inventory based on estimated future usage and sales. Write-downs in inventory value depend on various items, including factors related to customer demand as discussed under “Revenue” above, economic and competitive conditions, technological advances or new product introductions by us or our customers that vary from our current expectations. Whenever inventory is written down, a new cost basis is established and the inventory is not subsequently written up if market conditions improve.

We believe that, when made, the estimates we use in calculating the inventory write-downs are reasonable and properly reflect the risk of excess and obsolete inventory. If customer demand for our inventory is substantially less than our estimates, inventory write-downs may be required, which could have a material adverse effect on our consolidated financial statements.

Warranty Costs. We accrue warranty costs based on estimates of future warranty related repairs or rework of products. Our warranty policy generally provides one-year to three-year coverage for products following the date of purchase. Our policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. In estimating our future warranty obligations we consider various relevant factors, including the historical frequency of claims and the cost to replace or repair products under warranty. We have not experienced significant variances in the past between our estimated and actual warranty costs and have not experienced significant warranty expenses to date. Future warranty expenses could be materially different, depending on the quality of our product design and manufacturing.

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

The timing and frequency of our impairment test is based on an ongoing assessment of triggering events that could reduce the fair value of our long-lived assets below their carrying value. We monitor our intangible and long-lived asset balances and conduct formal tests on at least an annual basis or earlier when impairment indicators are present. We believe that the assumptions and estimates we used to value intangible and long-lived assets are appropriate based on the information available to management. The majority of our long-lived assets are being amortized or depreciated over relatively short periods, typically three to five years. This reduces the risk of large impairment charges in any given period. However, most of these assets are associated with technology that changes rapidly and such changes could have an immediate impact on our impairment analysis.

Royalty Costs. We have intellectual property license agreements which generally require us to make royalty payments based on a percentage of the revenue generated by sales of products incorporating the licensed technology. We recognize royalty obligations in accordance with the terms of the respective royalty agreements. We have also accrued for estimated royalty costs in situations where we do not have agreements based upon our current best estimate of the royalty obligation. These estimates are based on various market data information and other relevant information. If we enter into such agreements, or if additional market data becomes available, we will revise our estimates, if necessary.

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

In accordance with SFAS No. 123(R), we recognize tax benefits upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and restricted stock, but under current accounting standards we cannot currently recognize a tax benefit for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vest after our adoption of SFAS No. 123(R), we recognize a tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS No. 123(R), the tax benefit realized upon exercise is recorded directly to additional paid-in capital. For the three months ended June 30, 2006, the effective tax rate was increased as a result of the impact of compensation expense for qualified stock options on forecasted pre-tax income accounting required for share-based compensation as determined in accordance with SFAS No. 123(R).

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company has until November 2006 to make a one-time election to adopt the transition method described in FSP 123(R)-3. The Company is currently evaluating FSP 123(R)-3; however, the one-time election is not expected to affect operating income.

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

Foreign Exchange Forward Contracts. We use foreign exchange forward contracts to hedge the economic exposure associated with accounts receivable balances denominated in Euros. Our forward contracts do not qualify as accounting hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. We mark-to-market the forward contracts and include unrealized gains and losses in the current period as a component of other income and expense, net. As of June 30, 2006, the total amount of outstanding forward contracts amounted to approximately 15 million Euros, or approximately $19 million.

Share-based Compensation. We grant stock options and restricted stock to our employees and non-employee directors under our current stock plan. The benefits provided under this plan are share-based payments subject to the provisions of SFAS No. 123(R). Effective January 1, 2006, we adopted the requirements of SFAS No. 123(R) which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. As a result of this new accounting requirement, our consolidated financial statements for the three and six months ended June 30, 2006 include compensation expense as calculated per the provisions of SFAS No. 123(R). In adopting SFAS No. 123(R), we elected to use the modified prospective transition method, thus our consolidated financial statements for periods prior to January 1, 2006 do not include any impact of SFAS No. 123(R). We also elected to attribute the value of share-based compensation to expense using the straight-line method for awards granted after December 31, 2005 upon our adoption of SFAS No. 123(R). Share-based compensation expense for awards outstanding as of December 31, 2005 are being recognized over the remaining service period using the compensation expense calculated according to the pro forma disclosure provisions under SFAS No. 123, which uses the straight-line expense recognition method for those awards with a graded vesting schedule. Share-based compensation expense related to stock options, our ESPP and restricted stock was $2.4 million and $4.7 million before taxes for the three and six months ended June 30, 2006, respectively.

Upon adoption of SFAS No. 123(R) on January 1, 2006, we elected to value our share-based payment option awards using the Black-Scholes option pricing model as we had under the pro forma provisions of SFAS No. 123. The determination of fair value of share-based awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These significant assumptions include our expected stock price volatility over the term of the awards and the expected term of stock options.

We determined our expected volatility by using a combination of historical and implied volatility, or blended volatility, to derive our expected volatility assumption as allowed under SFAS No. 123(R) and SAB No. 107. Implied volatility was based on three-month traded options of our common stock. We determined that the volatility calculated using a blend of implied volatility and our historical volatility was more reflective of expected volatility than using only historical volatility. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term of options granted is estimated using the average of the vesting date and the contractual term and projected and historical experience.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue. Revenue for the three months ended June 30, 2006 increased $7.1 million, or 18.3%, to $45.7 million compared to $38.6 million for the same period in 2005. The overall increase in revenue is primarily attributable to an increase in product sales related to increased demand for our EV-DO PC Cards. The overall increase in CDMA / EV-DO product sales for the three months ended June 30, 2006 compared to 2005 was approximately $16.5 million. Our UMTS / HSDPA product sales, which include our Fixed Mobile Convergence products that were introduced during the first quarter of 2005, decreased by approximately $9.7 million during the three months ended June 30, 2006 compared to the same period in 2005. The remaining $300,000 increase in revenue is attributed to other products that were sold during the same period in 2005.

Cost of revenue. Cost of revenue for the three months ended June 30, 2006 increased $7.3 million, or 27.2%, to $34.1 million compared to $26.8 million for the same period in 2005. The increase in cost of revenue was primarily related to an increase in product cost of $6.8 million due to the increase in product sales as discussed above. The remaining increase in cost of revenue primarily consists of an increase in freight and distribution costs of approximately $500,000 due to additional costs associated with our European product sales, and an increase of approximately $100,000 related to provisions for excess and obsolete inventory as compared to the same period in 2005.

Gross margin. Gross margin for the three months ended June 30, 2006 decreased by $300,000, or 2.4% to $11.5 million compared to $11.8 million for the same period in 2005. The decrease was primarily attributable to the increase in the cost of revenue as discussed above. Gross margin as a percent of revenue decreased to 25.3% for the three months ended June 30, 2006 compared to 30.6% for same period in 2005. The decrease in gross margin as a percentage of revenue was primarily attributable to sales of products with lower margins in 2006 as compared to 2005 as discussed above.

Research and development expenses. Research and development expenses for the three months ended June 30, 2006 increased $2.7 million, or 61.3% to $7.1 million compared to $4.4 million for the same period in 2005. The increase was primarily attributable to an increase in salary and related expenses of approximately $1.9 million which included share-based compensation of $600,000 in connection with the adoption of SFAS No. 123(R). Other increases consist of approximately $600,000 in consulting fees and services, and $200,000 related to an increase in facility overhead costs charged to research and development in 2006 as compared to the same period in 2005.

Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2006 increased approximately $1.9 million, or 118.8%, to $3.5 million compared to approximately $1.6 million for the same period in 2005. The increase was primarily a result of an increase in sales and marketing efforts which included hiring new personnel during the second quarter of 2006 that increased salary and related expenses by approximately $1.1 million, including share-based compensation of $500,000 in connection with the adoption of SFAS No. 123(R). In addition to the increases in personnel, product marketing and advertising expenses increased by approximately $600,000, and travel expenditures increased by approximately $200,000 for the second quarter of 2006 as compared to the same period in 2005.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2006 increased approximately $2.3 million, or 135.3%, to $4.0 million compared to $1.7 million for the same period in 2005. The increase was primarily attributable to an increase in salary and related expenses of approximately $1.6 million, including share-based compensation of approximately $1.2 million in connection with the adoption of SFAS No. 123(R). General and administrative expenses also include an increase in allowance for bad debts of approximately $300,000, an increase in professional service and legal fees of approximately $200,000, and an increase in leasehold expense of approximately $200,000 during the second quarter of 2006 compared to the same period in 2005.

Other income (expense). Other income (expense) increased by approximately $1.2 million for the three months ended June 30, 2006 compared to the same period in 2005 primarily due to the increase in our foreign exchange gains on our Euro denominated receivable and cash balances.

Provision for Income Taxes. We recorded an income tax benefit of $1.6 million in the second quarter of 2006 compared to an income tax expense of $1.6 million in the second quarter of 2005. The income tax benefit and related deferred tax asset recorded during the second quarter of 2006 was based on our expected annualized effective tax rate and we anticipate utilizing this deferred tax asset during the remainder of 2006. Income taxes represent estimated federal, foreign, and state taxes for the three months ended June 30, 2006 and 2005. The effective tax rate for the three months ended June 30, 2006 was approximately 106%. The difference between the federal and state statutory combined rate of 40% and our effective tax rate for 2006 is primarily due to the impact of accounting for share-based compensation, for which certain share-based awards are treated as permanent differences. The effective tax rate was also impacted by the increase in our estimated 2006 tax rate to 73% during the second quarter as compared to our initial estimated 2006 tax rate of 56%. As a result of this change, the tax benefit recorded during the second quarter was impacted by this estimate revision. Provision for income taxes of approximately $1.6 million for the three months ended June 30, 2005 consists of federal and state taxes at our estimated effective tax rate of 35%. The difference between the federal and state statutory rate of 40% and our effective tax rate for 2005 is due primarily to research and development credits generated in 2005 and a low effective state tax rate.

In accordance with SFAS No. 123(R), we recognize a tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and restricted stock, but under current accounting standards we cannot recognize a tax benefit currently for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS No. 123(R), we recognize a tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS No. 123(R), the tax benefit is recorded directly to additional paid-in capital. No tax benefit associated with total share-based compensation was recorded during the three months ended June 30, 2006. The impact of share-based compensation permanent items resulted in a increase of 40 percentage points to the annual effective tax rate. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is diminished.

Net income. For the three months ended June 30, 2006, we reported net income of approximately $100,000 which includes non-cash share-based compensation expense of approximately $500,000 after tax, as compared to net income of $2.9 million for the same period in 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue. Revenue for the six months ended June 30, 2006 increased $14.9 million, or 21.0%, to $85.8 million compared to $70.9 million for the same period in 2005. The overall increase in revenue is primarily attributable to an increase in product sales of approximately $15.4 million, offset by a decrease of approximately $500,000 in development service revenue. The increase in product sales was primarily due to increased demand for our EV-DO PC Cards. The overall increase in CDMA / EV-DO product sales for the six months ended June 30, 2006 compared to 2005 was approximately $31.0 million. Our UMTS / HSDPA product sales, which include our Fixed Mobile Convergence products that were introduced during the first quarter of 2005, decreased by approximately $15.8 million during the six months ended June 30, 2006 compared to the same period in 2005. There was approximately $100,000 recognized from development services during the six months ended June 30, 2006 compared to approximately $500,000 for the same period in 2005.

Cost of revenue. Cost of revenue for the six months ended June 30, 2006 increased $17.0 million, or 35.1%, to $65.4 million compared to $48.4 million for the same period in 2005. The increase in cost of revenue was primarily related to an increase in product cost of $14.6 million due to the increase in product sales as discussed above. In addition, freight and distribution costs increased by approximately $1.2 million due to additional costs associated with our European product sales. The remaining increase in costs of revenue primarily consist of manufacturing overhead costs of approximately $1.1 million and an increase of approximately $700,000 related to the write down of excess and obsolete inventory during the six months ended June 30, 2006 as compared to the same period in 2005.

Gross margin. Gross margin for the six months ended June 30, 2006 decreased by $2.1 million, or 9.3% to $20.4 million compared to $22.5 million for the same period in 2005. The decrease was primarily attributable to the increase in revenue and the cost of revenue as discussed above. Gross margin as a percent of revenue decreased to 23.8% for the six months ended June 30, 2006 compared to 31.7% for the same period in 2005. The decrease in gross margin as a percentage of revenue was primarily attributable to sales of products with lower margins in 2006 as compared to 2005 as discussed above.

Research and development expenses. Research and development expenses for the six months ended June 30, 2006 increased $5.8 million, or 72.5% to $13.8 million compared to $8.0 million for the same period in 2005. The increase was primarily attributable to an increase in salary and related expenses of approximately $4.0 million which included share-based compensation of $1.1 million. Other increases consist of approximately $900,000 in consulting fees and services, $500,000 in amortization of capital equipment procured to support increased product development activities, and approximately $300,000 related to an increase in facilities overhead cost charged to research and development in 2006 as compared to the same period in 2005. In addition, customer funded development services decreased by approximately $200,000 for the six months June 30, 2006 compared to the same period in 2005.

Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2006 increased approximately $2.9 million, or 87.9%, to $6.2 million compared to approximately $3.3 million for the same period in 2005. The increase was primarily a result of an increase in sales and marketing efforts which included hiring new personnel during the six months ended June 30, 2006, primarily to expand our European sales team resulting in increased salary and related expenses of approximately $1.9 million, including share-based compensation of approximately $1.0 million. The expansion of our sales team in Europe also resulted in an increase to our office rent and utilities of approximately $100,000. In addition to the increases in personnel, product marketing and advertising expenses increased by approximately $600,000, and travel expenditures increased by approximately $300,000 for the six months ended June 30, 2006 as compared to the same period in 2005.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2006 increased approximately $4.1 million, or 113.9%, to $7.7 million compared to $3.6 million for the same period in 2005. The increase was primarily attributable to an increase in salary and related expenses of approximately $2.9 million, including share-based compensation of approximately $2.4 million. General and administrative expenses also include an increase in professional service and legal fees of approximately $700,000, an increase in allowance for bad debts of approximately $300,000, an increase in insurance costs of $100,000, and an increase in state and local taxes of approximately $100,000 during the six months ended June 30, 2006 as compared to the same period in 2005.

Other income (expense). Other income (expense) increased by approximately $1.8 million for the six months ended June 30, 2006 compared to the same period in 2005 primarily due to the increase in our foreign exchange gains on our Euro denominated receivable and cash balances.

Provision for Income Taxes. We recorded an income tax benefit of $3.4 million for the six months ended June 30, 2006 compared to an income tax expense of $3.0 million for the six months ended June 30, 2005. The income tax benefit and related deferred tax asset recorded during the second quarter of 2006 was based on our expected annualized effective tax rate and we anticipate utilizing this deferred tax asset during the remainder of 2006. Income taxes represent estimated federal, foreign, and state taxes for the six months ended June 30, 2006 and 2005. The effective tax rate for the six months ended June 30, 2006 was approximately 73%. The difference between the federal and state statutory combined rate of 40% and our effective tax rate for 2006 is primarily due to the impact of accounting for share-based compensation, for which certain share-based awards are treated as permanent differences. Provision for income taxes of approximately $3.0 million for the six months ended June 30, 2005 consists of federal and state taxes at our estimated effective tax rate of 35%. The difference between the federal and state statutory rate of 40% and our effective tax rate for 2005 is due primarily to research and development credits generated in 2005 and a low effective state tax rate.

In accordance with SFAS No. 123(R), we recognize a tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and restricted stock, but under current accounting standards we cannot recognize a tax benefit currently for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS No. 123(R), we recognize a tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS No. 123(R), the tax benefit is recorded directly to additional paid-in capital. No tax benefit associated with total share-based compensation was recorded during the six months ended June 30, 2006. The impact of share-based compensation permanent items resulted in an increase of 40 percentage points to the annual effective tax rate. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is diminished.

Net income. For the six months ended June 30, 2006, we reported a net loss of $1.3 million, which includes non-cash share-based compensation expense of approximately $1.4 million after tax, as compared to net income of $5.5 million for the same period in 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had working capital of $103.3 million and approximately $76.8 million in cash and cash equivalents and short-term and long-term marketable securities, which is a decrease of approximately $13.5 million from $90.3 million at December 31, 2005.

Historical Cash Flows

Net cash provided by (used in) operating activities. Net cash used in operating activities was approximately $3.3 million for the six months ended June 30, 2006 compared to net cash provided by operating activities of $14.8 million for the same period in 2005. The decrease of $18.1 million was primarily attributable to the net loss of $1.3 million, a $7.3 million increase in our accounts receivable balance, a $11.8 million decrease in our accounts payable balance and $3.4 million in non-cash income tax benefit, primarily offset by a $5.7 million decrease in inventory, $3.6 million of non-cash depreciation and amortization expense, $4.7 million in share-based compensation expense, and a $1.1 million increase in accrued liabilities.

Net cash provided by investing activities. Net cash provided by investing activities for the six months ended June 30, 2006 was approximately $4.5 million compared to net cash provided by investing activities of $1.0 million during the same period in 2005. Cash provided by investing activities in 2006 was primarily due to the net maturities/sales of marketable securities of $7.7 million offset by purchases of property and equipment of $3.2 million. Cash provided by investing activities in 2005 was primarily due to net maturities/sales of marketable securities of $4.2 million offset by purchases of property and equipment of $3.0 million, and purchases of intangible assets of approximately $200,000.

Net cash used in financing activities. Net cash used in financing activities for the six months ended June 30, 2006 was approximately $7.2 million, compared to approximately $400,000 used in financing activities during the same period in 2005. Cash used in financing activities in 2006 was due to payments on our revolving credit facility of approximately $5.0 million, and payments on the capital lease obligations of approximately $3.9 million, offset by $1.1 million of proceeds received from the exercise of common stock options and $600,000 of excess tax benefits from stock options exercised. Cash used in financing activities in 2005 was due to the payments on capital lease obligations of approximately $1.0 million, offset by approximately $600,000 of proceeds received from the exercise of common stock options.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at June 30, 2006, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by Fiscal Year
	2006	2007	2008	2009	2010	Total
Operating leases	$918	$1,844	$1,387	$1,429	$1,472	$7,050
Committed purchase orders	55,031	—	—	—	—	55,031

Total contractual cash obligations	$55,949	$1,844	$1,387	$1,429	$1,472	$62,081

Other Liquidity Needs

During the next twelve months we plan to expend approximately $12.0 million to $15.0 million for the acquisition of additional licenses and for capital expenditures. In addition, certain of our operating leases related to consolidated facilities obligate us to pay an aggregate of approximately $200,000, net of sublease income, over the next 15 months. This obligation is included in the operating lease commitments in the above table.

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

A significant portion of our revenue comes from a small number of customers. Our top ten customers for the six months ended June 30, 2006 and 2005 accounted for approximately 85.5% and 89.9% of our revenue, respectively. Similarly, our revenue could be adversely affected if we are unable to retain the level of business of any of our significant customers or if we are unable to diversify our customer base. We expect that a small number of customers will combine to account for a substantial amount of our revenue for the foreseeable future.

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

In addition to our manufacturing activities in Asia, a significant portion of our sales activity takes place in Europe. In addition, a significant portion of our research and development staff is located in Canada. Our international sales accounted for approximately 30% and 60% of our revenue for the three months ended June 30, 2006 and June 30, 2005, respectively, and 31% and 66% for the six months ended June 30, 2006 and June 30, 2005, respectively. Although our experience in marketing, selling, distributing and manufacturing our products and services internationally is limited, we expect to further expand our international sales and marketing activities in the future. Consequently, we are subject to certain risks associated with doing business abroad, including:

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

Our future quarterly operating results may fluctuate significantly and may fall short of or exceed the expectations of securities analysts, investors or management. If this occurs, the market price of our stock could fluctuate, in some cases materially. The following are some of the factors that may cause fluctuations in our operating results:

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

We incurred significant operating losses and net losses in each annual period between the date of our inception until the beginning of 2004. In 2004, we reached profitability for the first time since our inception and recorded net income applicable to common stockholders of $13.7 million for the year ended December 31, 2004. We incurred net losses applicable to common stockholders of $16.7 million for the fiscal year ending 2003 and $53.5 million for the fiscal year ending 2002. We had positive cash flows from operations of $5.6 million for the year ended December 31, 2004, while we had negative cash flows from operations of $400,000 for the fiscal year ending December 31, 2003 and $28.7 million for the fiscal year ending December 31, 2002. As of June 30, 2006, we had an accumulated deficit of $223.6 million. If we are unable to generate revenue and gross margins to sufficiently offset our increasing expenses, we may not maintain profitability and may incur operating losses, net losses and negative cash flow from operations.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq rules, continue to create uncertainty for many companies, including ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies or in legal interpretations rendered in judicial opinions, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue or profit generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards do not meet the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At June 30, 2006, we had $76.8 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $30.8 million of our cash and cash equivalents at June 30, 2006, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $46.1 million of our investments by approximately $500,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our Consolidated Statements of Operations until the investment is sold or if the reduction in fair value was determined to be other than temporary.

Foreign Currency Exchange Rate Risk

During the six months ended June 30, 2006, approximately $27.3 million of our sales transactions were denominated in Euros. In order to hedge against the short-term impact of foreign currency fluctuations on our accounts receivable balances we have entered into forward foreign exchange contracts. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. If foreign currency rates were to fluctuate by 10% from rates at June 30, 2006, our financial position, results of operations and cash flows would not be materially affected. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

All of our outstanding foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. As of June 30, 2006 the total amount of outstanding forward contracts amounted to approximately 15 million Euros. During six months ended June 30, 2006 we recorded an unrealized loss of approximately $700,000 on our forward contracts. This unrealized loss was offset by a foreign currency gain of approximately $2.2 million recorded in other income and expense related to our foreign currency receivable and cash balances denominated in Euros during the six months ended June 30, 2006.

Revenues generated outside the United States (denominated in U.S. dollars), as a percentage of total revenues were approximately 31% for the six months ended June 30, 2006 and 66% for the same period in 2005. Fluctuations in foreign exchange rates could impact future operating results.

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

As of June 30, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting: There have been no changes in our internal control over financial reporting identified in connection with the evaluation referenced above that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 25, 2006, we held our annual meeting of stockholders at which our stockholders voted upon (i) the election of two nominees to our board of directors to serve until the annual meeting of stockholders in 2009 and until their respective successors are duly elected and qualified, and (ii) the ratification of the appointment of KPMG as our Independent Registered Public Accountants for the fiscal year ending December 31, 2006. The directors sitting for re-election were Messrs. Peter Leparulo and Horst Pudwill. The directors whose terms of office continued after our annual meeting are John Davis, Robert Getz, Peng Lim and David Werner.

Our stockholders elected both Messrs. Leparulo and Pudwill to three-year terms as members of our board of directors, and the other proposals passed. The number of votes cast for, against or withheld, abstentions and broker non-votes with respect to each matter voted upon is set forth below. Additional information regarding the matters submitted to a vote of our security holders at our 2006 annual meeting may be found in our definitive proxy statement filed with the Securities and Exchange Commission on April 19, 2006.

	For	Against/ Withheld	Abstentions	Broker non-votes
1 Election of Directors:
Peter Leparulo	23,203,918	167,224	—	—
Horst Pudwill	13,218,698	10,152,444	—	—
2 Ratification of Appointment of Registered Independent Public Accountants	23,274,000	90,601	6,541	—

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.5	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.4	Form of Preferred Stock and Warrant Purchase Agreement entered into in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 18, 2002.

4.5	Registration Rights Agreement dated as of September 12, 2002 by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.6	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.7	Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

Exhibit Number	Description

4.8	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.9	Registration Rights Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.10	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1	Amended and Restated 1997 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.2	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (incorporated by reference to the Company’s annual repot on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.3	Form of Executive Officer Stock Option Agreement under the Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (incorporated by reference to the Company’s annual repot on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.4	Form of Director Stock Option Agreement under the Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (incorporated by reference to the Company’s annual repot on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to the Company’s annual repot on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.6	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.7	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.8	Form of Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed May 10, 2005).

10.9	Credit Agreement, dated December 29, 2005, by and between Bank of America, N.A. and the Company (incorporated by reference to the Company’s annual repot on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.10	Form of Restricted Share Award agreement for restricted stock granted to non-employee Directors.

10.11	Form of Restricted Share Award agreement for restricted stock granted to executive officers.

10.12	Form of 2006 Management Bonus Plan.

31.1	Certification of our Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification of our Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2006	Novatel Wireless, Inc.

	By:	/s/ DAN L. HALVORSON
Dan L. Halvorson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)