Form 10-Q
period 2006-09-30
NOVATEL WIRELESS INC
filed 2006-11-09
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the Registrant’s common stock outstanding as of November 3, 2006 was 29,970,232.

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

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$33,712	$36,653
Marketable securities	45,231	47,075
Accounts receivable, net of allowance for doubtful accounts of $97 in 2006 and $96 in 2005	39,159	28,121
Inventories	17,120	23,132
Deferred tax assets, net	9,687	5,253
Prepaid expenses and other	4,501	9,821

Total current assets	149,410	150,055

Property and equipment, net	15,419	13,865
Marketable securities	1,174	6,611
Intangible assets, net	2,748	3,459
Deferred tax assets, net	1,849	1,849
Other assets	231	225

	$170,831	$176,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,329	$34,226
Accrued expenses	13,659	11,888
Line of credit	—	5,000
Capital lease obligations	—	3,891

Total current liabilities	41,988	55,005

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001, 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized, 29,710 and 29,326 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	30	29
Additional paid-in capital	353,346	343,738
Accumulated other comprehensive loss	(43)	(364)
Accumulated deficit	(224,490)	(222,344)

Total stockholders’ equity	128,843	121,059

	$170,831	$176,064

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$55,143	$42,129	$140,956	$113,053
Cost of revenue	40,796	28,991	106,182	77,431

Gross margin	14,347	13,138	34,774	35,622

Operating costs and expenses:
Research and development	8,714	5,200	22,549	13,163
Sales and marketing	3,724	1,912	9,919	5,197
General and administrative	3,685	1,913	11,415	5,557

Total operating costs and expenses	16,123	9,025	43,883	23,917

Operating income (loss)	(1,776)	4,113	(9,109)	11,705
Other income (expense):
Interest income and expense, net	751	632	1,917	1,652
Other income (expense), net	(302)	(207)	1,229	(288)

Income (loss) before taxes	(1,327)	4,538	(5,963)	13,069
Income tax expense (benefit)	(432)	(912)	(3,817)	2,074

Net income (loss)	$(895)	$5,450	$(2,146)	$10,995

Per share data:
Net income (loss) per common share:
Basic	$(0.03)	$0.19	$(0.07)	$0.38
Diluted	$(0.03)	$0.18	$(0.07)	$0.36
Weighted average shares used in computation of basic and diluted net income (loss) per common share:
Basic	29,672	29,186	29,532	29,076
Diluted	29,672	30,333	29,532	30,275

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,146)	$10,995
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,772	3,072
Inventory write down	1,419	657
Share based compensation expense	7,399	—
Excess tax benefits from stock options exercised	(617)	—
Deferred tax benefit	(3,817)	—
Non-cash income tax expense	—	2,074
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(11,038)	(22,779)
Inventories	4,593	(8,823)
Prepaid expenses and other assets	5,314	(4,306)
Accounts payable	(5,897)	20,801
Accrued expenses	1,771	15

Net cash provided by operating activities	2,753	1,706

Cash flows from investing activities:
Purchases of property and equipment	(6,115)	(3,996)
Purchases of intangible assets	(500)	(195)
Purchases of securities	(43,939)	(36,564)
Maturities/sales of securities	51,542	37,387

Net cash provided by (used in) investing activities	988	(3,368)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,592	1,371
Excess tax benefits from stock options exercised	617	—
Payments on line of credit	(5,000)	—
Principal payments under capital lease obligations	(3,891)	(1,127)

Net cash provided by (used in) financing activities	(6,682)	244

Net decrease in cash and cash equivalents	(2,941)	(1,418)
Cash and cash equivalents, beginning of period	36,653	16,486

Cash and cash equivalents, end of period	$33,712	$15,068

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$105	$25
Income taxes	$383	$—

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (in thousands, except per share data)

1.	Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period’s financial statements to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, allowance for excess and obsolete inventory, useful lives of long-lived assets, valuation of intangible and long-lived assets, provision for warranty and price protection costs, estimated royalty costs, deferred tax asset valuation allowance, foreign currency translation, and the use of option pricing models to establish values of equity instruments.

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

In July 2005, the stockholders of the Company approved the amendment of the 2000 Plan to increase the number of shares reserved for issuance under the plan by 1,500,000 shares of the Company’s common stock and eliminated a provision from the plan that provides for the automatic annual increase in the number of shares reserved for issuance effective in 2006. The Company’s stockholders also voted to remove a provision from the 2000 Plan that permitted the repricing of the exercise prices with respect to stock options or stock appreciation rights.

Employee Stock Purchase Plan

In July 2000, the Company’s Board of Directors approved the 2000 Employee Stock Purchase Plan (“ESPP”) and in September 2000, the Company’s stockholders approved the ESPP. The Company implemented the ESPP in 2001 following the completion of the initial public offering in November 2000. The ESPP, subject to certain limitations, permits eligible employees of the Company to purchase common stock, at a price equal to 85.0% of the lower of the fair market value on the first day of the offering period or the last day of each six-month purchase period, through payroll deductions of up to 10.0% of their annual compensation. The ESPP provides for the issuance of up to 100,000 shares of common stock, plus an automatic annual increase, to be added on the first day of each fiscal year beginning in 2001, equal to the lesser of (a) 0.5% of the outstanding shares on the last day of the prior fiscal year, (b) 18,000 shares, or (c) such lesser number of shares as may be determined by the Board in its sole discretion. During 2004, the stockholders approved an amendment to the ESPP which increased the number of shares reserved for future issuance under the ESPP by 80,000 shares. If purchases of stock through the plan deplete this supply, the Company will limit, suspend or discontinue purchases under the plan until additional shares of stock are available.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method of recognition of compensation expense related to share-based payments, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

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

As of September 30, 2006, total unrecognized share-based compensation cost related to unvested stock options was $11.9 million, which is expected to be recognized over a weighted average period of approximately 14 months. As of September 30, 2006, total unrecognized share-based compensation cost related to restricted stock was $2.0 million, which is expected to be recognized over a weighted average period of approximately 16 months. As of September 30, 2006, total unrecognized ESPP compensation cost related to ESPP share purchases was approximately $600,000, which is expected to be recognized over a weighted average period of approximately six months. The Company has included the following amounts for share-based compensation cost, including the cost related to the ESPP, in the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2006 (in thousands):

	Three Months ended September 30, 2006	Nine Months ended September 30, 2006
Cost of revenue	$149	$338
Research and development	598	1,686
Sales and marketing	531	1,518
General and administrative	1,468	3,857

Total	2,746	7,399
Tax effect on stock-based compensation	(856)	(4,246)

Net effect on net loss	$1,890	$3,153

Effect on earnings per share:
Basic	$0.06	$0.11
Diluted	$0.06	$0.11

Share-based compensation expense recognized during the three and nine months ended September 30, 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123 and SFAS No. 123(R), respectively. The Company has historically disclosed and currently recognizes share-based compensation expense using the straight-line method. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. The Company has historically and continues to estimate the fair value of share based option awards using the Black-Scholes option-pricing model.

Share-Based Compensation Cost under SFAS No. 123

Prior to January 1, 2006, the Company disclosed compensation cost in accordance with SFAS No. 123. The provisions of SFAS No. 123 required the Company to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net income for the three and nine months ended September 30, 2005 would have been as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$5,450	$10,995
Share-based compensation, as reported	—	—
Total share-based compensation determined under fair value based method for all awards (net of related tax benefits)	$(2,882)	$(9,078)

Pro forma net income	$2,568	$1,917

Basic net earnings per share, as reported	$0.19	$0.38

Diluted net earnings per share, as reported	$0.18	$0.36

Basic net earnings per share, SFAS No. 123 adjusted	$0.09	$0.07

Diluted net earnings per share, SFAS No. 123 adjusted	$0.08	$0.06

Pro forma disclosures for the three and nine months ended September 30, 2006 are not presented because the compensation expense is recorded in the unaudited Consolidated Statements of Operations.

To estimate compensation expense which would have been recognized under SFAS No. 123 for the three and nine months ended September 30, 2005 and the compensation cost that was recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2006, the Company used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate:
Stock Options	4.8%	3.9%	4.8%	3.9%
ESPP	4.7%	3.9%	4.7%	3.9%
Volatility:
Stock Options	70%	68%	72%	68%
ESPP	51%	68%	51%	68%
Expected Term:
Stock Options	4.8 years	4 years	5.5 years	4 years
ESPP	15 months	15 months	15 months	15 months

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

Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows (in thousands, except per share data):

	Options	Weighted Average Exercise Price
Outstanding December 31, 2005	5,444	$13.58
Granted	104	10.74
Cancelled	(57)	17.13
Exercised	(42)	3.94

Outstanding March 31, 2006	5,449	$13.56
Granted	325	10.53
Cancelled	(93)	16.59
Exercised	(203)	2.62

Outstanding June 30, 2006	5,478	$13.73
Granted	268	10.90
Cancelled	(145)	17.34
Exercised	(23)	3.32

Outstanding September 30, 2006	5,578	$13.55

Options exercisable, September 30, 2006	3,750	$14.11

During the three and nine months ended September 30, 2006, the total pre-tax intrinsic value of options exercised to purchase common stock was approximately $200,000 and $2.1 million, respectively, and the weighted average fair value of options to purchase common stock that were granted was $6.58 and $6.64 per share, respectively. During the three and nine months ended September 30, 2005, the total pre-tax intrinsic value of options exercised to purchase common stock was approximately $700,000 and $2.5 million, respectively, and the weighted average fair value of options to purchase common stock that were granted was $6.16 and $6.38 per share, respectively.

During the three and nine months ended September 30, 2006, cash flows generated from share-based compensation arrangements amounted to $77,000 and $778,000, respectively, for the purchase of shares upon exercise of options. The Company issues new shares upon exercise of options to purchase common stock or purchases made through the ESPP.

Additional information regarding options outstanding for all plans as of September 30, 2006, is as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.95 – 2.65	988	6.67	$2.17	987	$2.17
$3.90 – 11.04	1,493	8.74	10.39	578	8.26
$11.26 – 15.15	1,152	8.43	13.19	474	13.39
$15.30 – 16.27	902	7.58	16.12	745	16.12
$16.50 – 193.13	1,043	7.35	27.02	966	27.59

Total	5,578		$13.55	3,750	$14.11

Aggregate intrinsic value	$7,887			$7,837

Weighted average remaining contractual life (in years)		7.86		7.40

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $9.63 per share as of the last business day of the three months ended September 30, 2006, which amount would have been received by the optionees had all options been exercised on that date.

On May 17, 2006, the Compensation Committee of the Board of Directors, pursuant to the 2000 Plan, granted 222,000 shares of market-based restricted stock to executives at a fair value of $10.61 per share. The restricted stock awards vest in one-third increments based on closing per share stock price achievement of $13.26, $15.92 and $18.57 for 10 consecutive trading days, but no more than 50% of the shares are permitted to vest earlier than May 1, 2007. If the stock price levels are not achieved, these shares will become fully vested on May 17, 2011 assuming continued employment or other qualifying service for the Company through such date. The Company has estimated the aggregate fair value of this award at approximately $2.4 million which is being amortized and recorded as compensation expense over a period of eight months for the first $800,000 of the compensation expense, 17 months for the next $800,000 of the compensation expense and 28 months for the final $800,000 of the compensation expense. The vesting term for each increment was calculated using a Monte Carlo valuation model using the following assumptions:

Dividend yield	0%
Volatility	66%
Risk free rate of return	5%

On May 17, 2006, the Company also awarded 7,500 shares of restricted stock to each of the 5 non-employee directors (for a total of 37,500 shares) at a fair value of $10.61 per share. 2,500 shares of each grant vests annually each May 17, commencing in 2007, so long as the director is serving on such date. The Company has estimated the aggregate fair value of these awards to the non-employee directors at approximately $400,000, which is being amortized to compensation expense ratably over a three year period.

Restricted stock activity for the three months ended September 30, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2006	259,500	$10.61
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2006	259,500	$10.61

The total fair value of restricted stock vested during the three months ended September 30, 2006 was approximately $530,000 and the related tax benefit realized was approximately $196,000.

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

Employee Stock Purchase Plan

There were 46,031 and 33,068 shares issued pursuant to the ESPP during the three months ended September 30, 2006 and 2005, respectively.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a company’s prior approach but are material under the SAB No. 108 approach. SAB No. 108 is effective for the fiscal year ending December 31, 2006. The Company is in the process of determining the effect, if any, the adoption of SAB No. 108 will have on its financial statements.

2.	Balance Sheet Details

Marketable Securities

As of September 30, 2006, unrealized losses of $43,000 are included in accumulated other comprehensive loss. The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following as of September 30, 2006 (in thousands):

	Maturity in Years	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	1 or less	$10,743	$(34)	$10,709
Asset backed	1 or less	2,754	—	2,754
Corporate debentures/bonds	1 or less	28,298	(5)	28,293
Commercial paper	1 or less	1,189	—	1,189
Certificates of deposit	1 or less	2,287	(1)	2,286

Total short-term marketable securities		45,271	(40)	45,231

Corporate debentures/bonds/preferred	1 to 2	1,177	(3)	1,174

Total long-term marketable securities		1,177	(3)	1,174

		$46,448	$(43)	$46,405

At September 30, 2006, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be other than temporary for more than 12 months. Because the Company’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, the Company believes that the unrealized losses at September 30, 2006 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

Inventories

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Finished goods	$15,926	$20,325
Raw materials and components	1,194	2,807

	$17,120	$23,132

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Royalties	$6,246	$5,876
Payroll and related expenses	3,538	3,094
Product warranty, price protection and sales returns allowance	1,446	826
Professional fees	715	529
Deferred rent	895	352
Restructuring	177	333
Income taxes	—	292
Other	642	586

	$13,659	$11,888

3.	Credit Facility

On December 29, 2005, the Company entered into a two-year $25 million secured revolving credit facility (“the Credit Agreement”). The Credit Agreement was entered into with Bank of America, N.A., as Administrative Agent, who was granted a first priority blanket lien on substantially all the Company’s assets in order to secure repayment of outstanding indebtedness under the Credit Agreement. At the Company’s option, borrowings under the Credit Agreement will bear interest at either the London Interbank Offering Rate (LIBOR) plus 100-150 basis points depending on the level of borrowing under the Credit Agreement, or at the prime rate plus 50 basis points (8.75% at September 30, 2006). The Credit Agreement further contains certain customary restrictive financial and operating covenants which, among other things, require the Company to (i) maintain minimum financial performance requirements as measured by the Company’s income or loss before taxes, (ii) limit the levels of certain indebtedness and capital expenditures, and (iii) maintain a minimum liquidity ratio. In the event that a default were to occur under the Credit Agreement which was not subsequently cured or waived, then repayment in full of all the borrowings then outstanding could become immediately due and payable. Such events of default include, without limitation, failing to pay borrowed amounts when due, failing to adhere to agreed upon financial covenants or failing to notify Bank of America of the occurrence of an event that could reasonably be expected to result in a material adverse effect upon the Company. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit and certain permitted acquisitions and investments. As of September 30, 2006, the Company had no outstanding balance under the Credit Agreement and was in compliance with all covenants of the Credit Agreement.

4.	Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States, Canada and Europe. The amount of the Company’s assets in the United States, Canada, and Europe as of September 30, 2006 were $150.2 million, $20.6 million, and zero, respectively, and as of December 31, 2005 were $166.5 million, $9.6 million, and zero, respectively.

For the nine months ended September 30, 2006, approximately 29% of revenues were derived from international customers (Europe/Middle East/Africa 27%, Asia/Australia 2%) as compared to approximately 65% of revenues derived from international customers (Europe/Middle East/Africa 62%, Asia/Australia 3%), for the nine months ended September 30, 2005.

Concentrations of Risk

Substantially all of the Company’s revenues are derived from the sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue is derived from a small number of customers. Two customers accounted for 39.7% and 18.0% of revenues for the nine months ended September 30, 2006. Three customers accounted for 22.6%, 15.1%, and 10.6% of revenues for the nine months ended September 30, 2005.

The Company outsources its manufacturing to 2 third-party manufacturers. If a third-party manufacturer were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company’s revenues.

5.	Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities (currently consisting of options, warrants and restricted stock using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when their exercise price is greater than the market price as their effect would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three and nine months ended September 30, 2006 and 2005 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	29,672	29,186	29,532	29,076
Effect of dilutive securities:
Warrants	—	75	—	70
Options	—	1,072	—	1,129

Diluted weighted average common and potential common shares outstanding	29,672	30,333	29,532	30,275

Weighted average options and warrants to purchase a total of 3,236,534 and 4,353,127 shares of common stock for the three and nine months ended September 30, 2006, respectively, and 2,033,305 and 1,714,877 shares of common stock for the three and nine months ended September 30, 2005, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

Overview and Background

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products includes 3G wireless PC card and ExpressCard modems, embedded modems, communications software and Fixed Mobile Convergence solutions for wireless network operators, infrastructure providers, distributors, OEMs and vertical markets worldwide. Through the integration of our hardware and software, our products are designed to operate on a majority of wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. We also offer software engineering, integration and design services to our customers to facilitate the use of our products.

Factors Which May Influence Future Results of Operations

We have entered into and expect to continue to enter into new customer contracts for the development and supply of our products and this may place significant demands on our resources.

Revenue. We believe that our revenue growth will be influenced largely by the speed and breadth of the increase in demand for wireless access to data through the use of next generation networks including demand for 3G products and 3G data access services, particularly in Europe, North America and Asia; customer acceptance of our new products that address these markets; and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	demand for broadband access services and networks;

•	use of the Internet;

•	rate of change to new products;

•	loss of a significant customer;

•	increase in competition;

•	timing of deployment of 3G networks by carriers;

•	drop in demand for CDMA, EV-DO, UMTS and HSDPA products; and

•	changes in technologies.

We began shipping our first 3G products in December 2003. We have shipped 21 new 3G products since then and anticipate introducing additional 3G products in future periods. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Siemens, Alcatel, Dell, Panasonic, Qualcomm, Sony, Sprint PCS, Toshiba, Verizon Wireless and Vodafone and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Our strategic relationships include technology and marketing relationships with wireless operators, OEM customers that integrate our products into other devices, distributors and leading hardware and software technology providers. For example, we are partnered with both Alcatel and Siemens on the roll-out of HSDPA technology.

Cost of Revenue. We currently outsource our manufacturing operations to LG Innotek and Inventec Appliance Corporation. In addition, we currently outsource certain distribution and fulfillment services related to our business in EMEA to Mobiltron. All costs associated with these manufacturers and Mobiltron are included in our cost of revenue. Cost of revenue also includes warranty costs, amortization of intangible licenses, royalties based on a percentage of revenue, operations group expenses, costs related to development services and costs related to inventory adjustments, including allowances for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. During the three months ended September 30, 2006, we recorded a provision for excess and obsolete inventory in the amount of approximately $600,000. We expect to continue to outsource our manufacturing operations, and as our business grows we expect our manufacturing activity to increase.

Operating Expenses. Many of our products target wireless operators and other customers in Europe, North America and Asia. If these markets continue to grow, we will likely develop new products to serve these markets, resulting in increased research and development expenses associated with such new product development. We have in the past and expect to continue to incur these expenses in future periods prior to recognizing revenue from these markets. In addition, the accounting for stock options requires us to use the fair value method to account for all stock-based compensation pursuant to Statement of Financial Accounting Standard, (“SFAS, No. 123(R)”), which significantly increased our operating expenses in the three and nine months ended September 30, 2006.

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

Allowance for Doubtful Accounts Receivable. We provide an allowance for our accounts receivable for estimated losses that may result from our inability to collect from our customers. We determine the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, and changes in customer payment cycles and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance. To minimize the likelihood of uncollectibility, we review our customers’ credit-worthiness periodically based on credit scores generated by independent credit reporting services, our experience with our customers and the economic condition of our customers’ industries. Material differences may result in the amount and timing of expense for any period if we were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required. We have not experienced significant variances in the past between our estimated and actual allowance for doubtful accounts and anticipate that we will be able to continue to make reasonable estimates in the future.

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

Warranty Costs. We accrue warranty costs based on estimates of future warranty related repairs or rework of products. Our warranty policy generally provides one-year to three-year coverage for products following the date of purchase. Our policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. In estimating our future warranty obligations we consider various relevant factors, including the historical frequency of claims and the cost to replace or repair products under warranty. We have not experienced significant variances in the past between our estimated and actual warranty. Future warranty expenses could be materially different, depending on the quality of our product design and manufacturing.

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

Foreign Exchange Forward Contracts. We use foreign exchange forward contracts to hedge the economic exposure associated with accounts receivable balances denominated in Euros. Our forward contracts do not qualify as accounting hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. We mark-to-market the forward contracts and include unrealized gains and losses in the current period as a component of other income and expense, net. As of September 30, 2006, the total amount of outstanding forward contracts amounted to approximately 8.0 million Euros, or approximately $10 million.

Share-based Compensation. We grant stock options and restricted stock to our employees and non-employee directors under our current stock plan. The benefits provided under this plan are share-based payments subject to the provisions of SFAS No. 123(R). Effective January 1, 2006, we adopted the requirements of SFAS No. 123(R) which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. As a result of this new accounting requirement, our consolidated financial statements for the three and nine months ended September 30, 2006 include compensation expense as calculated per the provisions of SFAS No. 123(R). In adopting SFAS No. 123(R), we elected to use the modified prospective transition method, thus our consolidated financial statements for periods prior to January 1, 2006 do not include any impact of SFAS No. 123(R). We also elected to attribute the value of share-based compensation to expense using the straight-line method for awards granted after December 31, 2005 upon our adoption of SFAS No. 123(R). Share-based compensation expense for awards outstanding as of December 31, 2005 are being recognized over the remaining service period using the compensation expense calculated according to the pro forma disclosure provisions under SFAS No. 123, which uses the straight-line expense recognition method for those awards with a graded vesting schedule. Share-based compensation expense related to stock options, our ESPP and restricted stock was $2.7 million and $7.4 million before taxes for the three and nine months ended September 30, 2006, respectively.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue. Revenue for the three months ended September 30, 2006 increased $13.0 million, or 30.9%, to $55.1 million compared to $42.1 million for the same period in 2005. The overall increase in revenue is primarily attributable to an increase in product sales related to increased demand for our EV-DO PC Cards, EV-DO and HSDPA embedded modules, and EV-DO Fixed Mobile Convergence products. The overall increase in EV-DO product sales for the three months ended September 30, 2006 compared to 2005 was approximately $23.6 million. Conversely, our UMTS / HSDPA product sales decreased by approximately $10.6 million during the three months ended September 30, 2006 compared to the same period in 2005. The overall decrease in our UMTS / HSDPA product sales were partially offset by an increase in sales of our HSDPA embedded modules.

Cost of revenue. Cost of revenue for the three months ended September 30, 2006 increased $11.8 million, or 40.7%, to $40.8 million compared to $29.0 million for the same period in 2005. The increase in cost of revenue was primarily related to an increase in product costs of $9.4 million due to the increase in product sales as discussed above, and additional costs incurred for new products introduced during the period. The remaining increase in cost of revenue primarily consists of an increase in royalty costs for intellectual property licenses of approximately $1.9 million due to the increase in product sales, freight and distribution costs of approximately $500,000 due primarily to the additional volume of products shipped as compared to the same period in 2005. In addition, cost of revenue was negatively impacted by the adoption of SFAS No. 123(R) with approximately $100,000 of share-based compensation expense recognized during the three months ended September 30, 2006.

Gross margin. Gross margin for the three months ended September 30, 2006 increased by $1.2 million, or 9.2%, to $14.3 million compared to $13.1 million for the same period in 2005. The increase was primarily attributable to the increase in product sales as discussed above. Gross margin as a percent of revenue decreased to 26.0% for the three months ended September 30, 2006 compared to 31.2% for same period in 2005. The decrease in gross margin as a percentage of revenue was attributable to additional costs incurred for new products introduced during the period, recognition of SFAS No. 123(R) share-based compensation expense, and sales of products with lower margins in 2006 as compared to 2005 as discussed above.

Research and development expenses. Research and development expenses for the three months ended September 30, 2006 increased $3.5 million, or 67.3%, to $8.7 million compared to $5.2 million for the same period in 2005. The increase was primarily attributable to an increase in salary and related expenses of approximately $1.9 million which included share-based compensation of approximately $600,000 in connection with the adoption of SFAS No. 123(R). Other increases consist of approximately $1.2 in consulting fees and services, and approximately $400,000 related to an increase in depreciation and amortization costs in 2006 as compared to the same period in 2005.

Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2006 increased approximately $1.8 million, or 94.7%, to $3.7 million compared to approximately $1.9 million for the same period in 2005. The increase was primarily a result of an increase in sales and marketing efforts which included hiring additional personnel during 2006 resulting in increased salary and related expenses of approximately $1.1 million, including share-based compensation of approximately $500,000 in connection with the adoption of SFAS No. 123(R). In addition to the increases in personnel, product marketing and advertising expenses increased by approximately $700,000 during the three months ended September 30, 2006 as compared to the same period in 2005.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2006 increased approximately $1.8 million, or 94.7%, to $3.7 million compared to $1.9 million for the same period in 2005. The increase was primarily attributable to an increase in salary and related expenses of approximately $1.8 million, including share-based compensation of approximately $1.5 million in connection with the adoption of SFAS No. 123(R). Leasehold and associated expenses also increased by approximately $300,000, offset by a decrease in our allowance for bad debts of approximately $300,000 during the three months ended September 30, 2006 compared to the same period in 2005.

Other income (expense). Other income (expense) increased by approximately $20,000 for the three months ended September 30, 2006 compared to the same period in 2005 primarily due to the increase in our marketable securities interest income in 2006 as compared to the same period in 2005.

Provision for Income Taxes. We recorded an income tax benefit of approximately $400,000 in the third quarter of 2006 compared to an income tax benefit of approximately $900,000 in the third quarter of 2005. The income tax benefit and related deferred tax asset recorded during the third quarter of 2006 was based on our expected annualized effective tax rate and we anticipate utilizing this deferred tax asset during the remainder of 2006. Income taxes represent estimated federal, foreign, and state taxes for the three months ended September 30, 2006 and 2005. The effective tax rate for the three months ended September 30, 2006 was approximately 33%. The difference between the federal and state statutory combined rate of 40% and our effective tax rate for 2006 is primarily due to the decrease in our estimated 2006 tax rate to 64% during the third quarter as compared to our initial estimated 2006 tax rate of 73%. As a result of this change, the tax benefit recorded during the third quarter was impacted by this estimate revision. The income tax benefit of approximately $900,000 for the three months ended September 30, 2005 consists of federal and state taxes at our estimated effective tax rate of 35% offset by a revision of our valuation allowance on specific U.S. deferred tax assets of approximately $2.4 million. The difference between the federal and state statutory rate of 40% and our effective tax rate for 2005 is due primarily to research and development credits generated in 2005 and a low effective state tax rate.

In accordance with SFAS No. 123(R), we recognize a tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and restricted stock, but under current accounting standards we cannot recognize a tax benefit currently for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS No. 123(R), we recognize a tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS No. 123(R), the tax benefit is recorded directly to additional paid-in capital. No tax benefit associated with total share-based compensation was recorded during the three months ended September 30, 2006. The impact of share-based compensation permanent items resulted in an increase of 31 percentage points to the annual effective tax rate. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is diminished.

Net income. For the three months ended September 30, 2006, we reported a net loss of approximately $900,000 which includes non-cash share-based compensation expense of approximately $1.9 million after tax, as compared to net income of $5.5 million for the same period in 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue. Revenue for the nine months ended September 30, 2006 increased $27.9 million, or 24.7%, to $141.0 million compared to $113.1 million for the same period in 2005. The overall increase in revenue is primarily attributable to an increase in product sales of approximately $28.4 million. The increase in product sales includes additional demand for our EV-DO PC Cards, EV-DO and HSDPA embedded modules, and EV-DO Fixed Mobile Convergence products. The overall increase in EV-DO product sales for the nine months ended September 30, 2006 compared to 2005 was approximately $54.4 million. Our UMTS / HSDPA product sales decreased by approximately $26.3 million during the nine months ended September 30, 2006 compared to the same period in 2005. The overall decrease in our UMTS / HSDPA product sales were partially offset by an increase in sales of our HSDPA embedded modules. There was no revenue recognized from development services during the nine months ended September 30, 2006 compared to approximately $500,000 for the same period in 2005.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2006 increased $28.8 million, or 37.2%, to $106.2 million compared to $77.4 million for the same period in 2005. The increase in cost of revenue was primarily related to an increase in product cost of $23.9 million due to the increase in product sales as discussed above. In addition, freight and distribution costs increased by approximately $1.8 million due to the additional volume of products shipped as compared to the same period in 2005. The remaining increase in costs of revenue primarily consist of royalty costs for intellectual property licenses of approximately $1.5 million, manufacturing overhead costs of approximately $1.2 million and an increase of approximately $400,000 related to the additional write downs of excess and obsolete inventory during the nine months ended September 30, 2006 as compared to the same period in 2005. In addition, cost of revenue was negatively impacted by approximately $300,000 of share-based compensation expense recorded during the nine months ended September 30, 2006.

Gross margin. Gross margin for the nine months ended September 30, 2006 decreased by approximately $800,000, or 2.2% to $34.8 million compared to $35.6 million for the same period in 2005. The decrease was primarily attributable to the increase in the costs of revenue as discussed above. Gross margin as a percent of revenue decreased to 24.7% for the nine months ended September 30, 2006 compared to 31.5% for the same period in 2005. The decrease in gross margin as a percentage of revenue was attributable to additional costs incurred for new products introduced during the period, recognition of SFAS No. 123(R) share-based compensation expense, and sales of products with lower margins in 2006 as compared to 2005 as discussed above.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2006 increased $9.3 million, or 70.5% to $22.5 million compared to $13.2 million for the same period in 2005. The increase was primarily attributable to an increase in salary and related expenses of approximately $5.6 million which included share-based compensation of $1.7 million. Other increases consist of approximately $2.1 million in consulting fees and services, $1.0 million in depreciation expense for capital equipment procured to support increased product development activities, and approximately $600,000 related to an increase in facilities overhead cost charged to research and development in 2006 as compared to the same period in 2005.

Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2006 increased approximately $4.7 million, or 90.4%, to $9.9 million compared to approximately $5.2 million for the same period in 2005. The increase was primarily a result of an increase in sales and marketing efforts which included hiring new personnel during the nine months ended September 30, 2006, primarily to expand our European sales team resulting in increased salary and related expenses of approximately $3.0 million, including share-based compensation of approximately $1.5 million. In addition to the increases in personnel, product marketing and advertising expenses increased by approximately $1.3 million, travel expenditures increased by approximately $300,000, and leasehold expenses increased approximately $100,000 for the nine months ended September 30, 2006 as compared to the same period in 2005.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2006 increased approximately $5.8 million, or 103.6%, to $11.4 million compared to $5.6 million for the same period in 2005. The increase was primarily attributable to an increase in salary and related expenses of approximately $4.7 million, including share-based compensation of approximately $3.9 million. General and administrative expenses also include an increase in professional service and legal fees of approximately $800,000, an increase in state and local taxes of approximately $200,000, and an increase in equipment and related expenses of approximately $100,000 during the nine months ended September 30, 2006 as compared to the same period in 2005.

Other income (expense). Other income (expense) increased by approximately $1.8 million for the nine months ended September 30, 2006 compared to the same period in 2005 primarily due to the increase in our foreign exchange gains on our Euro denominated receivable and cash balances.

Provision for Income Taxes. We recorded an income tax benefit of $3.8 million for the nine months ended September 30, 2006 compared to an income tax expense of $2.1 million for the nine months ended September 30, 2005. The income tax benefit and related deferred tax asset recorded during the nine months ended September 30, 2006 was based on our expected annualized effective tax rate and we anticipate utilizing this deferred tax asset during the remainder of 2006. Income taxes represent estimated federal, foreign, and state taxes for the nine months ended September 30, 2006 and 2005. The effective tax rate for the nine months ended September 30, 2006 was approximately 64%. The difference between the federal and state statutory combined rate of 40% and our effective tax rate for 2006 is primarily due to the impact of accounting for share-based compensation, for which certain share-based awards are treated as permanent differences. Provision for income taxes of approximately $2.1 million for the nine months ended September 30, 2005 consists of federal and state taxes at our estimated effective tax rate of 35%. The difference between the federal and state statutory rate of 40% and our effective tax rate for 2005 is due primarily to research and development credits generated in 2005 and a low effective state tax rate.

In accordance with SFAS No. 123(R), we recognize a tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and restricted stock, but under current accounting standards we cannot recognize a tax benefit currently for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS No. 123(R), we recognize a tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS No. 123(R), the tax benefit is recorded directly to additional paid-in capital. No tax benefit associated with total share-based compensation was recorded during the nine months ended September 30, 2006. The impact of share-based compensation permanent items resulted in an increase of 34 percentage points to the annual effective tax rate. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is diminished.

Net income. For the nine months ended September 30, 2006, we reported a net loss of $2.1 million, which includes non-cash share-based compensation expense of approximately $3.2 million after tax, as compared to net income of $11.0 million for the same period in 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had working capital of $107.4 million and approximately $80.1 million in cash and cash equivalents and short-term and long-term marketable securities, which is a decrease of approximately $10.2 million from $90.3 million at December 31, 2005.

Historical Cash Flows

Net cash provided by operating activities. Net cash provided by operating activities was approximately $2.8 million for the nine months ended September 30, 2006 compared to net cash provided by operating activities of $1.7 million for the same period in 2005. The increase of $1.1 million was primarily attributable to $7.4 million in non-cash share-based compensation expense, a $6.0 million decrease in our inventory including $1.4 million related to excess and obsolete inventory, $5.8 million of non-cash depreciation and amortization expense, a $5.3 million decrease in our prepaid and other assets, a $1.8 million increase in our other accrued expenses, primarily offset by a $11.0 million increase in our accounts receivable balance, a $5.9 million decrease in our accounts payable balance, $4.4 million in non-cash income tax benefit, and a net loss of $2.1 million for the nine months ended September 30, 2006. Cash provided by operating activities in 2005 was primarily due to a $22.8 million increase in our accounts receivable balance, a $8.8 million increase in inventories, a $4.3 million increase in other current assets, offset by a $20.8 million increase in our accounts payable balance and $11.0 million of net income recorded for the nine months ended September 30, 2005, which includes approximately $3.1 million of non-cash depreciation and amortization expense, and non-cash income tax expense of approximately $2.1 million.

Net cash provided by (used in) investing activities. Net cash provided by investing activities for the nine months ended September 30, 2006 was approximately $990,000 compared to net cash used in investing activities of $3.4 million during the same period in 2005. Cash provided by investing activities in 2006 was primarily due to the net maturities/sales of marketable securities of $7.6 million offset by purchases of property and equipment of $6.1 million, and purchases of intangible assets of $500,000. Cash used in investing activities in 2005 was primarily due to net maturities/sales of marketable securities of approximately $800,000 offset by purchases of property and equipment of $4.0 million, and purchases of intangible assets of approximately $200,000.

Net cash provided by (used in) financing activities. Net cash used in financing activities for the nine months ended September 30, 2006 was approximately $6.7 million, compared to approximately $200,000 provided by financing activities during the same period in 2005. Cash used in financing activities in 2006 was due to payments on our revolving credit facility of $5.0 million, and payments on capital lease obligations of approximately $3.9 million, offset by $1.6 million of proceeds received from the exercise of common stock options and approximately $600,000 of excess tax benefits from stock options exercised. Cash provided by financing activities in 2005 was due to approximately $1.4 million of proceeds received from the exercise of common stock options offset by the payments on capital lease obligations of approximately $1.1 million.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at September 30, 2006, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments Due by Fiscal Year
	2006	2007	2008	2009	2010	Total
Operating leases	$464	1,919	1,478	$1,534	$1,577	$6,972
Committed purchase orders	61,074	6,545	—	—	—	67,619

Total contractual cash obligations	$61,538	$8,464	$1,478	$1,534	$1,577	$74,591

Other Liquidity Needs

During the next twelve months we plan to expend approximately $12.0 million to $15.0 million for the acquisition of additional licenses and for capital expenditures. In addition, certain of our operating leases related to consolidated facilities obligate us to pay an aggregate of approximately $600,000, net of sublease income, over the next 12 months. This obligation is included in the operating lease commitments in the above table.

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

Our wireless communications products currently compete with a variety of devices, including other wireless modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current and potential competitors include:

•	wireless data modem providers, such as Huawei, Option, Sierra Wireless, Kyocera, Pantech-Curitel and Sony-Ericsson;

•	wireless computing device manufacturers, such as palmOne and Research in Motion; and

•	wireless handset providers, such as Motorola, Nokia, Siemens and Sony-Ericsson.

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

Since we have historically depended, and continue to depend, upon only a small number of our customers for a substantial portion of our revenues, our business could be negatively affected by an adverse change in our dealings with only a few customers.

A significant portion of our revenue comes from a small number of customers. Our top ten customers for the nine months ended September 30, 2006 and 2005 accounted for approximately 84.9% and 86.1% of our revenue, respectively. Similarly, our revenue could be adversely affected if we are unable to retain the level of business of any of our significant customers or if we are unable to diversify our customer base. We expect that a small number of customers will combine to account for a substantial amount of our revenue for the foreseeable future.

In addition, our current customers typically purchase our products pursuant to overarching contracts that do not require them to purchase any specific minimum quantity of units other than as indicated on individual purchase orders. Such customers have no contractual obligation to continue to purchase our products and if they do not continue to make purchases consistent with their historical purchase levels, our revenue and our share price may decline.

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

We currently outsource our manufacturing to LG Innotek and Inventec Appliances Corp. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenues and our competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of our products may be harmed. Historically, none of our third-party manufacturers has been obligated to supply us with a specific quantity of products, except as may be provided in particular purchase orders which we submit to them from time to time. Therefore, such a third-party manufacturer could at any time and at its sole election decline to accept new purchase orders from us or otherwise reduce its respective business with us. If such a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely basis, which would adversely impact our operations. In addition, if a third-party manufacturer were to negatively change the payment and other terms under which it agrees to manufacture for us and we are unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase.

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

In addition to our manufacturing activities in Asia, a significant portion of our sales activity takes place in Europe. In addition, a significant portion of our research and development staff is located in Canada. Our international sales accounted for approximately 26% and 64% of our revenue for the three months ended September 30, 2006 and September 30, 2005, respectively, and 29% and 65% for the nine months ended September 30, 2006 and September 30, 2005, respectively. Although our experience in marketing, selling, distributing and manufacturing our products and services internationally is limited, we expect to further expand our international sales and marketing activities in the future. Consequently, we are subject to certain risks associated with doing business abroad, including:

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

We incurred significant operating losses and net losses in each annual period between the date of our inception until the beginning of 2004. In 2004, we reached profitability for the first time since our inception and recorded net income applicable to common stockholders of $13.7 million for the year ended December 31, 2004. We incurred net losses applicable to common stockholders of $16.7 million for the fiscal year ending 2003 and $53.5 million for the fiscal year ending 2002. We had positive cash flows from operations of $5.6 million for the year ended December 31, 2004, while we had negative cash flows from operations of $400,000 for the fiscal year ending December 31, 2003 and $28.7 million for the fiscal year ending December 31, 2002. As of September 30, 2006, we had an accumulated deficit of $224.5 million. If we are unable to generate revenue and gross margins to sufficiently offset our increasing expenses, we may not maintain profitability and may incur operating losses, net losses and negative cash flow from operations.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At September 30, 2006, we had $80.1 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $33.7 million of our cash and cash equivalents at September 30, 2006, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $46.4 million of our investments by approximately $500,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our Consolidated Statements of Operations until the investment is sold or until the reduction in fair value was determined to be other than temporary.

Foreign Currency Exchange Rate Risk

During the nine months ended September 30, 2006, approximately $40.2 million of our sales transactions were denominated in Euros. In order to hedge against the short-term impact of foreign currency fluctuations on our accounts receivable balances we have entered into forward foreign exchange contracts. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. If foreign currency rates were to fluctuate by 10% from rates at September 30, 2006, our financial position, results of operations and cash flows would not be materially affected. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

All of our outstanding foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. As of September 30, 2006 the total amount of outstanding forward contracts amounted to approximately 8 million Euros. During the nine months ended September 30, 2006 we recorded an unrealized loss of approximately $600,000 on our forward contracts. This unrealized loss was offset by a foreign currency gain of approximately $2.0 million recorded in other income and expense related to our foreign currency receivable and cash balances denominated in Euros during the nine months ended September 30, 2006.

Revenues generated outside the United States (denominated in U.S. dollars), as a percentage of total revenues were approximately 29% for the nine months ended September 30, 2006 and 65% for the same period in 2005. Fluctuations in foreign exchange rates could impact future operating results.

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

As of September 30, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

The unaudited financial statements included in this report contain updated information from that which the Company furnished on October 24, 2006, including a $400,000 decrease in revenue and a $40,000 increase in net loss. The updated information does not impact the previously reported loss per share of $0.03 and $0.07, respectively, for the three and nine months ended September 30, 2006. The update resulted from minor adjustments identified by the Company during its normal closing and cut-off processes performed for the period ended September 30, 2006 and the Company expects the revenue to be recognized in the quarter ending December 31, 2006. Corresponding updates have been made to the Non-GAAP financial statements previously furnished by the Company and can be found on the “Investors” page of the Company’s website under “Financial Releases”.

On July 20, 2006, the Company amended the stock option agreements it has with its executive officers and directors (collectively, “Amendments”). Pursuant to the Amendments, in the event the optionee’s service with or for the Company is terminated, the expiration date of the options would be extended from 90 calendar days following the termination date to the date that is 270 calendar days following the service termination date; except that if the 270th day would fall in the calendar year that follows the calendar year of (i) the service termination date plus (ii) 90 calendar days, then the stock options expire on December 31 of the year in which the service termination occurs. Forms of the Amendments are attached to this Form 10-Q as Exhibits 10.2, 10.3 and 10.4.

Item 5.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.5	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.4	Form of Preferred Stock and Warrant Purchase Agreement entered into in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 18, 2002).

4.5	Registration Rights Agreement dated as of September 12, 2002 by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.6	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.7	Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.8	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.9	Registration Rights Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.10	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1

Executive Chairman Agreement, dated October 19, 2006 by and between Peter V. Leparulo and the Company (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed October 24, 2006).

10.2	Form of Amendment of Stock Option Agreements dated July 20, 2006 by and between the Company and Optionee with respect to the Amended and Restated 1997 Employee Stock Option Plan.

10.3	Form of Amendment of Stock Option Agreements dated July 20, 2006 by and between the Company and Optionee with respect to the Amended and Restated 2000 Stock Incentive Plan (“2000 Plan”).

10.4	Form of Amendment of Stock Option Agreements dated July 20, 2006 by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently.

31.1	Certification of our Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2006	Novatel Wireless, Inc.

	By:	/s/ DAN L. HALVORSON
Dan L. Halvorson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)