Form 10-K
period 2006-12-31
NOVATEL WIRELESS INC
filed 2007-03-16
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission file number: 0-31659

NOVATEL WIRELESS, INC.

(exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	86-0824673 (I.R.S. Employer Identification No.)

9645 Scranton Road, Suite 205 San Diego, California (Address of Principal Executive Offices)	92121 (zip code)

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on June 30, 2006, as reported by The Nasdaq Global Market, was approximately $225,038,823. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders, based on Schedule 13G filings, have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. The Registrant does not have any non-voting stock issued or outstanding.

The number of shares of the Registrant’s common stock outstanding as of March 2, 2007 was 30,253,896.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

i

Forward-Looking Statements

This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. These forward-looking statements include, but are not limited to, statements regarding: future demand for access to wireless data and factors affecting that demand; the future growth of wireless wide area networking and factors affecting that growth; changes in commercially adopted wireless transmission standards and technologies; growth in 3G infrastructure spending; the sufficiency of our capital resources; the effect of changes in accounting standards and in aspects of our critical accounting policies; the utilization of our net operating loss carryforwards; and our general business and strategy, including plans and expectations relating to technology, product development and introduction, strategic relationships, customers, manufacturing, service activities and international expansion. The words “may,” “estimate,” “anticipate,” “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar words and phrases indicating future results are also intended to identify forward-looking statements.

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

Overview

We were incorporated in 1996 under the laws of the State of Delaware. We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products includes third generation, or 3G, wireless PC card and ExpressCard modems, embedded modems, communications software and Fixed-Mobile Convergence, or FMC, solutions for wireless network operators, infrastructure providers, distributors, original equipment manufacturers, or OEMs, and vertical markets worldwide. Through the integration of our hardware and software, our products are designed to operate on a majority of global wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. We also offer software engineering, integration and design services to our customers to facilitate the use of our products.

Our global end-customer base is comprised of wireless operators, OEMs, distributors and various companies in other vertical markets. Our current customer base includes wireless operators and other wireless market participants such as Cingular, Hutchison 3G, O2, One, Optimus, Sprint PCS, Telefonica, Verizon Wireless, Vodafone and OEM partners such as Dell, Panasonic, Sony, and Toshiba. We have strategic technology, development and marketing relationships with several of these customers.

For the years ended December 31, 2006, 2005 and 2004, revenue recognized from sales of our products was $218.0 million, $161.2 million, and $99.7 million, respectively. For the years ended December 31, 2006, 2005 and 2004, revenue recognized from development services was zero, $500,000, and $4.0 million, respectively.

Our Products

Our products are designed to operate across 3G networks, including:

•

Code Division Multiple Access, or CDMA, 1xEV-DO is designed to be employed by CDMA operators and provide wireless access speeds comparable to wireline digital subscriber line, or DSL, services. Subscribers can attain wireless access to data at maximum speeds of up to 2.4 megabits per second, or Mbps, on CDMA 1xEV-DO Rev 0 networks and 3.1 Mbps on CDMA 1xEV-DO Rev A networks.

•

High Speed Downlink Packet Access, or HSDPA, is an enhancement of the Universal Mobile Telecommunications System, or UMTS, standard which enables packet data transmission in the UMTS downlink with data transmission at maximum speeds of up to 14.4 Mbps. HSDPA can be implemented as an upgrade to current UMTS infrastructure. With UMTS, subscribers can attain wireless access to data at maximum speeds of up to 384 kilobits per second, or kbps. UMTS is also referred to as Wideband Code Division Multiple Access, or W-CDMA.

The following table illustrates our current principal product lines and applications:

Product	Applications

Wireless PC Card and ExpressCard Modems

• Merlin Wireless PC cards and ExpressCards for CDMA 1xEV-DO, Rev 0 and Rev A • Merlin Wireless PC cards and ExpressCards for HSDPA • Merlin Wireless PC card for UMTS	• Laptop PCs and other platforms supporting PCMCIA and ExpressCard/34/54 interfaces

Expedite Embedded PCI Express Mini Card Modems
• Expedite PCI Express Mini Card for HSDPA and CDMA 1xEV-DO, Rev 0 and Rev A	• Laptops and wireless devices requiring an integrated solution

Fixed-Mobile Convergence Solutions
• Ovation 3G Multimedia Application Consoles for UMTS	• Broadband WWAN internet access, advanced WLAN networking, analog voice calling and intelligent routing and multimedia application support
• USB modem for CDMA 1xEV-DO Rev A	• Laptop PCs and other platforms supporting USB interfaces

Merlin Wireless PC Card and ExpressCard Modems

Our Merlin Wireless PC Card and ExpressCard modems provide mobile subscribers with secure and convenient high-speed wireless access to data including corporate, public and personal information through the Internet and enterprise networks. Each of our Merlin Wireless PC Card and ExpressCard Modems slides inside standard laptop PCs and other products employing PCMCIA or ExpressCard/34/54 interfaces, respectively. All our modems utilize modem manager software and are compatible with a range of devices including laptop PCs, PDAs, mobile phones, as well as operating systems including Microsoft Windows 98, 2000, Millennium Edition, XP, Vista and Pocket PC. The following is a representative selection of our Merlin Wireless PC Card and ExpressCard Modems:

•

The Merlin PC720 is a dual band (800/1900 MHz) wireless ExpressCard modem designed to provide mobile broadband connections up to 3.1 Mbps on CDMA 1xEV-DO Rev A networks in North America and is backward compatible to legacy CDMA networks. The Merlin PC720 incorporates an external flip antenna, maximizing data speed performance and allowing for stronger network signal reception.

•

The Merlin XV620 is a dual band (800/1900 MHz) wireless ExpressCard modem designed to provide mobile broadband connections up to 2.4 Mbps on CDMA 1xEV-DO networks in North America and is backward compatible to legacy CDMA networks.

•

The Merlin S620 and Merlin V620 are dual band (800/1900 MHz) wireless PC card modems designed to provide mobile subscribers with wireless access to data at maximum speeds of up to approximately 2.4 Mbps on CDMA 1xEV-DO networks in North America.

•

The Merlin XU870 is a tri-band HSDPA/UMTS (850/1900/2100 MHz) and quad-band EDGE/GPRS (850/900/1800/1900 MHz) wireless ExpressCard Modem designed to provide mobile subscribers with high-speed wireless access to data over 3G UMTS/HSDPA networks. The Merlin XU870 enables mobile broadband connections up to 7.2 Mbps with software upgrade. The Merlin XU870 operates on networks in North America, Europe and countries around the world in supported bands.

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

•

The Merlin U730 is a quad-band (850/900/1800/1900 MHz) wireless PC card modem designed to provide mobile subscribers with high-speed wireless access to data over 3G UMTS/HSDPA networks. The Merlin U730 PC Card operates on HSDPA and UMTS 850 and 1900 MHz band networks primarily in North America and GPRS/EDGE 850, 900, 1800 and 1900 MHz band networks worldwide. The Merlin U730 enables wireless access to data at speeds of up to 1.8 Mbps in HSDPA coverage areas, 384 kbps in UMTS coverage areas and 53.6 kbps in GPRS coverage areas.

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

Expedite Embedded PCI Express Mini Card Modems for OEMs

Our Expedite Embedded PCI Express Mini Card modems are a form factor specification designed for easy integration into multiple laptop platforms and other wireless devices. Each Expedite Embedded PCI Express Mini Card modem enables wireless high-speed streaming video and audio, secure access to emails with large attachments and other corporate information stored behind firewalls providing reliable connectivity, maximum data throughput and efficient management of device power consumption. The following is a representative selection of our Expedite Embedded PCI Express Mini Card modems:

•

The Expedite EU740 PCI Express Mini Card provides quad-band (850/900/1800/1900 MHz) GPRS/EDGE connectivity as well as HSDPA/UMTS access in the 2100 MHz band, and enables wireless broadband data access on HSDPA and UMTS networks at speeds up to 1.8 Mbps.

•

The Expedite EU730 PCI Express Mini Card provides quad-band (850/900/1800/1900 MHz) GPRS/EDGE connectivity as well as HSDPA/UMTS access in the 850 and 1900 MHz bands, and enables wireless broadband data access on HSDPA and UMTS networks at speeds up to 1.8 Mbps.

•

The Expedite E720 PCI Express Mini Card provides dual band (800/1900 MHz) wireless access and is designed to provide mobile broadband connections at speeds up to 3.1 Mbps on CDMA 1xEV-DO Rev A networks.

•

The Expedite EV620 PCI Express Mini Card includes receive diversity on 800 and 1900 MHz band CDMA2000 1xEV-DO and CDMA2000 1X networks, and enables wireless broadband data access on CDMA 1xEV-DO networks at speeds up to 2.4 Mbps.

Fixed-Mobile Convergence Solutions

The Ovation Family of 3G Multimedia Application Consoles is a portfolio of stand-alone desktop consoles that unifies WWAN, WLAN and/or voice capability to provide cost-effective high speed wireless broadband access, optimal call routing and the delivery of multimedia applications. End-users are able to access Ovation using multiple devices, including landline telephones, cordless telephones, desktop PCs, broadband enabled laptops, emerging WLAN-enabled devices such as handsets and smartphones, and other peripheral devices. Ovation is powered by Conversa, a software suite developed by us that will enable access to advanced software applications resulting from an innovative convergence of high-speed WWAN and WLAN technologies.

The Ovation MCD3000 provides dual band (800/1900 MHz) wireless access and is designed based on the USB standard to provide mobile broadband connections at speeds up to 3.1 Mbps on CDMA 1xEV-DO Rev A networks.

The Ovation MCD3000 has a dual band diversity antenna system design that incorporates an external flip antenna.

MobiLink Mobile Communications Suite

Residing on the mobile subscriber’s laptop PC, our MobiLink mobile communications suite is an object-oriented software application that enables a user to gain quick and simple access to advanced connectivity features such as SMS, multimedia messaging and virtual private networking. MobiLink also offers video telephony and WLAN management capabilities. MobiLink’s graphical user interface and underlying functionality are designed to be modular, easily configurable and expandable in order to enable our customers to differentiate their product offerings. MobiLink is engineered to work with all of our family of wireless PC modems.

Our Strategy

Our objective is to be the leading provider of broadband multimedia (data and voice) solutions for the worldwide mobile communications market. The key elements of our strategy are to:

•

Broaden our Product Offering.    We intend to diversify and continue to broaden our product line in four areas: wireless PC card and ExpressCard modems, embedded modems, Fixed-Mobile Convergence solutions and software services and solutions.

•

Expand Our 3G PC Card and ExpressCard Modem Offerings Worldwide.    We intend to continue expanding our portfolio of 3G wireless PC card and ExpressCard modem products with leading wireless operators worldwide. We have introduced 14 3G products, including EV-DO and HSDPA products and plan to continue to introduce new products aimed at the next generation EV-DO, HSDPA and High Speed Uplink Packet Access, or HSUPA, technologies.

•

Lead the Embedded Market.    In 2005 and 2006, we received design wins from six leading laptop manufacturers and additional mass market device manufacturers to embed our 3G products into their product lines. These wins included Dell and Toshiba—two of the world’s largest laptop manufacturer. In the future, we will continue to pursue additional opportunities with these OEM partners and with other leading laptop manufacturers as we look to consolidate the largest market share of the embedded market. For some of our OEM partners, we build to order; for others, our technology is embedded in specific wireless SKUs; and for others, our technology is embedded into complete laptop lines. Most of our customers are addressing world-wide markets and are shipping both our EV-DO and HSDPA products.

•

Capitalize on Our Direct Relationships with Wireless Operators.    We intend to continue to capitalize on our direct relationships with wireless operators in order to increase our worldwide market position. In the United States and internationally, we are working closely with wireless operators of 3G EV-DO, UMTS and HSDPA wireless networks.

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

•

Increase the Value of Our Products.    We will continue to add new features and functionality to our products and develop new services and software applications to enhance the overall value and ease of use that our products provide to our customers and end users.

Customers

Our global end-customer base is comprised of wireless operators, OEMs, distributors and various companies in other vertical markets. Our current customer base includes wireless operators and other wireless market participants such as Cingular, Hutchison 3G, O2, One, Optimus, Sprint PCS, Telefonica, Verizon Wireless, Vodafone and OEM partners such as Dell, Panasonic, Sony and Toshiba.

Our strong customer relationships provide us with the opportunity to expand our market reach and sales:

•

Wireless Operators and Distributors.    By working closely with our wireless operator and distributor customers, we are able to drive demand for our products by combining our expertise in wireless technologies with our customers’ sales and marketing reach over a global subscriber base. Our customers also provide us with important services, including field trial participation, technical support, wireless data marketing and access to additional indirect distribution channels.

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

Strategic Relationships

We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Alcatel, Siemens, Dell, QUALCOMM, Sprint PCS, Verizon Wireless and Vodafone and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Our strategic relationships include technology and marketing relationships with wireless operators, OEM customers that integrate our products into other devices, distributors and leading hardware and software technology providers.

Sales and Marketing

We sell our wireless broadband solutions primarily to wireless operators either directly or through strategic relationships, as well as to OEMs and distributors located worldwide. Most of our sales to wireless operators and OEMs are sold directly through our sales force. To a lesser degree, we also use an indirect sales distribution model through the use of select distributors. A significant portion of our revenues comes from a small number of customers. Our revenues from sales to Sprint PCS and Verizon Wireless represented approximately 38.2% and 19.7%, respectively, of our total revenues for the year ended December 31, 2006.

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

We have operations in the United States, Canada and the United Kingdom. The amount of our assets in the United States, Canada and the United Kingdom as of December 31, 2006 were $172.8 million, $18.0 million, and $835,000, respectively. As of December 31, 2005 the amount of our assets in the United States, Canada and the United Kingdom were $166.5 million, $9.6 million and zero, respectively, and as of December 31, 2004 were $114.0 million, $2.3 million and zero, respectively.

For the years ended December 31, 2006, 2005 and 2004, approximately 37%, 58% and 76%, respectively, of our revenue was derived from international customers. See Note 10 to our Consolidated Financial Statements for further explanation of our revenue based on geography. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales. See “Item 1A. Risk Factors—We are subject to the risks of doing business abroad, which could negatively affect our international sales activities and our ability to obtain products from our foreign manufacturers”.

Product Research and Development

Our product development efforts are focused on developing innovative wireless broadband access solutions to address opportunities presented by next generation wireless networks and improving the functionality, design and performance of our products. Our research and development expenses for the years ended December 31, 2006, 2005 and 2004 were $31.3 million, $20.5 million and $10.6 million, respectively. In addition, costs recovered from customer funded development contracts for the years ended December 31, 2006, 2005 and 2004 were zero, $200,000 and $2.9 million, respectively, and were included in cost of revenue.

We intend to continue to identify and respond to our customers’ needs by introducing new product designs with an emphasis on supporting cutting edge WAN technology, ease-of-use, performance, size, weight, cost and power consumption.

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

Our product development efforts leverage our core expertise in the following key technology areas:

•

Advanced Radio Frequency and Hardware Design.    Advanced Radio Frequency, or RF, design is the key technology that determines the performance of wireless devices. We have specialized in 800/900/1800/1900 and 2100 MHz designs for digital cellular, packet data and CDMA technology. Our expertise in RF and baseband technology contributes to the performance, cost advantages and small size of our products.

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

•

Firmware and Software development.    We have specialized in integrating 3G (HSDPA and 1xEV-DO) protocol stacks and customizing the firmware to meet carrier and regulatory requirements. We supply end-to-end WAN modem solutions to our customers including the modem hardware, the customized firmware that runs on the 3G processor and the modem manager application that controls the modem operation.

Manufacturing and Operations

In September 2002, we entered into an agreement with LG Innotek Co., Ltd, or LG Innotek, a subsidiary of LG Group, located in South Korea, for the outsourced manufacturing of our products. In August 2006, we entered into an agreement with Inventec Appliances Corp., or IAC, pursuant to which IAC manufactures certain products for us in China. Under our manufacturing agreements, LG Innotek and IAC provide us with services including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery. In addition, in June 2005 we entered into an agreement with Mobiltron (Europe) Limited, or Mobiltron, for certain distribution and fulfillment services related to our business in Europe, Middle East, and Africa, or EMEA.

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

Our operations organization manages our relationships with LG Innotek, IAC and Mobiltron as well as key second tier suppliers. The organization focuses on improvements in design-for-manufacturing, test procedures, quality, cost optimization, production scheduling, order management and new product introduction.

Intellectual Property

Our wireless broadband access solutions and operations rely on and benefit from our portfolio of intellectual property. We currently own 31 United States patents, two of which are also registered in Canada. In addition, we currently have 23 United States patent applications pending. From time to time we also seek to have our patents registered in selected foreign jurisdictions. The patents that we currently own expire at various times between 2007 and 2023.

We hold a number of trademarks including Merlin, Expedite, MobiLink, Ovation, and Conversa, each with its accompanying designs, as well as the Novatel Wireless name and logo.

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

Backlog

We do not believe that backlog is a meaningful indicator of our future business prospects due to the many variables, some outside our control, which could cause the actual volume of our product shipments to differ from those that comprise the backlog, and our dependency on evolving wireless network standards. Therefore, we do not believe that backlog information is relevant to an understanding of our overall business.

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

Our wireless communications products currently compete with a variety of devices, including other wireless modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current and potential competitors include:

•	wireless data modem providers, such as Huawei, Option International, Sierra Wireless, Kyocera, and Sony-Ericsson; and
•	wireless handset and infrastructure manufacturers, such as Motorola, Nokia, Siemens and Sony-Ericsson.

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

Employees

As of December 31, 2006, we had 235 employees, including 36 in operations, 44 in sales and marketing, 121 in product development and research, and 34 in general and administrative functions. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this Report and in our filings with the SEC. The risk and uncertainties described below are those that we currently deem to be material, and do not represent all of the risks that we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may in the future become material and impair our business operations. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. You should also refer to the other information contained in this Form 10-K, including our financial statements and the related notes.

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

Our wireless communications products currently compete with a variety of devices, including other wireless modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current and potential competitors include:

•	wireless data modem providers, such as Huawei, Option, Sierra Wireless, Kyocera, and Sony-Ericsson; and

•	wireless handset providers, such as Motorola, Nokia, Siemens and Sony-Ericsson.

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

A significant portion of our revenue comes from a small number of customers. Our top ten customers for the years ended December 31, 2006 and 2005 accounted for approximately 83.3% and 80.3% of our revenue, respectively. Similarly, our revenue could be adversely affected if we are unable to retain the level of business of any of our significant customers or if we are unable to diversify our customer base. We expect that a small number of customers will combine to account for a substantial amount of our revenue for the foreseeable future.

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

We currently outsource our manufacturing to LG Innotek and IAC. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenues and our competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of our products may be harmed. None of our third-party manufacturers is obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order which we may submit to them from time to time. Therefore, such a third-party manufacturer could at any time and at its sole election decline to accept new purchase orders from us or otherwise reduce its respective business with us. If such a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely basis, which would adversely impact our operations. In addition, if a third-party manufacturer were to negatively change the payment and other terms under which it agrees to manufacture for us and we are unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase.

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

We have historically placed purchase orders with our manufacturers at least three months prior to the scheduled delivery of the finished goods to our customer. In some instances, due to the length of component lead times, we might need to place manufacturing orders on the basis of our receipt of a good-faith but non-binding customer forecast of the quantity and timing of the customer’s expected purchases from us. Accordingly, if we inaccurately anticipate customer demand for our products, we might be unable to obtain adequate quantities of components to meet our customers’ delivery requirements or, alternatively, we might accumulate excess inventory. Our operating results and financial condition have been in the past and may in the future be materially adversely affected by our ability to manage our inventory levels and respond to short-term or unexpected shifts in customer demand as to quantities or the customer’s product delivery schedule.

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

In addition to our manufacturing activities in Asia, a significant portion of our sales activity takes place in Europe. In addition, a significant portion of our research and development staff is located in Canada. Our international sales accounted for approximately 37% of our revenue for the year ended December 31, 2006 and 58.4% for the year ended December 31, 2005. Although our experience in marketing, selling, distributing and manufacturing our products and services internationally is limited, we expect to further expand our international sales and marketing activities in the future. Consequently, we are subject to certain risks associated with doing business abroad, including:

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

We incurred significant operating losses and net losses in each annual period between the date of our inception until the beginning of 2004. In 2004, we reached profitability for the first time since our inception and recorded net income available to common stockholders of $13.7 million for the year ended December 31, 2004. We incurred net losses applicable to common stockholders of $16.7 million for the fiscal year ending 2003 and $53.5 million for the fiscal year ending 2002. We had positive cash flows from operations of $5.6 million for the year ended December 31, 2004, while we had negative cash flows from operations of $400,000 for the fiscal year ending December 31, 2003 and $28.7 million for the fiscal year ending December 31, 2002. As of December 31, 2006, we had an accumulated deficit of $221.9 million. If we are unable to generate revenue and gross margins to sufficiently offset our increasing expenses, we may not maintain profitability and may incur operating losses, net losses and negative cash flow from operations.

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

Our products must comply with government regulations. For example, in the United States, the Federal Communications Commission, or FCC, regulates many aspects of communications devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to telephone networks. In addition to the federal government, some states have adopted regulations applicable to our products. Radio frequency devices, which include our modems, must be approved under the above regulations by obtaining equipment authorization from the FCC prior to being offered for sale. Regulatory requirements in Canada, Europe, Asia and other jurisdictions must also be met. Additionally, we cannot anticipate the effect that changes in domestic or foreign government regulations may have on our ability to develop and sell products in the future. Failure to comply with existing or evolving government regulations or to obtain timely regulatory approvals or certificates for our products could materially adversely affect our business, financial condition and results of operations or cash flows.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

Our principal executive offices are located in San Diego, California where we lease approximately 45,000 square feet under an arrangement that expires in December 2010. In Calgary, we lease approximately 42,000 square feet for our research and development organization under a lease that expires in September 2007, of which we have subleased 24,000 square feet for the duration of this lease. In Basingstoke, United Kingdom, we lease approximately 4,000 square feet for our European staff under a lease agreement that expires in December 2011. We also lease space in various geographic locations abroad primarily for sales and support personnel or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial results.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

Our common stock is traded on The Nasdaq Global Market under the symbol “NVTL.” The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on Nasdaq, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low

2006
First quarter	$12.96	$8.16
Second quarter	$11.46	$8.82
Third quarter	$11.96	$9.63
Fourth quarter	$9.84	$8.14

2005
First quarter	$17.46	$9.97
Second quarter	$14.21	$8.70
Third quarter	$15.54	$10.42
Fourth quarter	$14.48	$11.97

On March 2, 2007 the closing price per share of our common stock was $13.33, as reported by Nasdaq.

Number of Shareholders of Record

We have only one class of common stock. As of March 2, 2007 there were approximately 110 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

No cash dividends were declared or paid in 2005 or 2006 on any shares of our capital stock. We currently intend to retain all available funds for use in the operation and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors the board of directors may deem relevant.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2001 and December 31, 2006 with the cumulative total return of (i) the Nasdaq Stock Market (U.S.) Index (“Nasdaq Index”) and (ii) the Nasdaq Telecommunications Index (the “Nasdaq Telecom Index”), over the same period. This graph assumes the investment of $100.00 on December 31, 2001 in the common stock of the Company, the Nasdaq Index and the Nasdaq Telecom Index and assumes the reinvestment of any dividends. The stockholder return shown on the graph below should not be considered indicative of future stockholder returns and the Company will not make or endorse any predictions as to future stockholder returns.

	Cummulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
Novatel Wireless, Inc.	100.00	5.30	32.73	106.07	66.17	52.84
NASDAQ Composite	100.00	68.85	101.86	112.16	115.32	127.52
NASDAQ Telecommunications	100.00	61.62	110.79	106.16	100.63	127.11

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data presented below for each of the years ended December 31, 2006, 2005, and 2004, and the consolidated balance sheet data at December 31, 2006 and 2005 are derived from our Consolidated Financial Statements that have been included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2003 and 2002 and consolidated balance sheet data at December 31, 2004, 2003, and 2002 are derived from audited consolidated financial statements not included in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$217,972	$161,736	$103,727	$33,815	$28,872
Cost of revenue	162,749	115,568	69,780	27,942	27,257

Gross margin	55,223	46,168	33,947	5,873	1,615

Operating expenses:
Research and development	31,317	20,515	10,625	6,118	13,723
Sales and marketing	14,168	7,611	4,739	2,693	4,956
General and administrative	16,306	7,528	5,138	4,068	8,287
Restructuring and impairment charges	—	—	—	828	2,650

Total operating expenses	61,791	35,654	20,502	13,707	29,616

Income (loss) from operations	(6,568)	10,514	13,445	(7,834)	(28,001)
Other income (expense), net	4,305	2,008	723	(3,804)	(317)

Income (loss) before income taxes	(2,263)	12,522	14,168	(11,638)	(28,318)
Provision (benefit) for income taxes	(2,706)	1,406	349	—	—

Net income (loss) after income taxes	443	11,116	13,819	(11,638)	(28,318)
Net income (loss) applicable to common stockholders	$443	$11,116	$13,674	$(16,717)	$(53,481)

Net income (loss) per common share:
Basic	$0.01	$0.38	$0.57	$(2.14)	$(10.47)

Diluted	$0.01	$0.37	$0.48	$(2.14)	$(10.47)

Weighted average shares outstanding:
Basic	29,580	29,132	23,969	7,818	5,107

Diluted	30,058	30,319	28,863	7,818	5,107

	December 31,
	2006	2005	2004	2003	2002
		(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents and marketable securities	$84,162	$90,339	$81,221	$4,577	$1,676
Working capital (deficiency)	107,985	95,050	62,828	2,258	(2,143)
Total assets	191,645	176,064	116,323	24,421	24,047
Long-term obligations, net of current portion	—	—	—	—	38
Convertible and redeemable preferred stock	—	—	—	—	665
Stockholders’ equity	134,236	121,059	100,178	8,990	6,501

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Background

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products includes 3G wireless PC card and ExpressCard modems, embedded modems, communications software and FMC solutions for wireless network operators, infrastructure providers, distributors, OEMs and vertical markets worldwide. Through the integration of our hardware and software, our products are designed to operate on a majority of global wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. We also offer software engineering, integration and design services to our customers to facilitate the use of our products.

Our strong customer relationships provide us with the opportunity to expand our market reach and sales. Most of our sales to wireless operators and OEMs are sold directly through our sales force. To a lesser degree, we also use an indirect sales distribution model through the use of select distributors. We are continuing to drive widespread adoption of our products through increased global marketing activities, expansion of our sales team and distribution networks and continued leverage of our strategic relationships with wireless industry leaders.

We intend to continue to identify and respond to our customers’ needs by introducing new product designs with an emphasis on supporting cutting edge WAN technology, ease-of-use, performance, size, weight, cost and power consumption. We manage our products through a structured life cycle process, from identifying initial customer requirements through development and commercial introduction to eventual phase-out. During product development, emphasis is placed on time-to-market, meeting industry standards and customer product specifications, ease of integration, cost reduction, manufacturability, quality and reliability.

We have agreements with LG Innotek and IAC for the outsourced manufacturing of our products. Under our manufacturing agreements, LG Innotek and IAC provide us with services including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery services. In addition, we have an agreement with Mobiltron for certain distribution and fulfillment services related to our business in Europe, Middle East, and Africa, or EMEA.

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

•	demand for broadband access services and networks;

•	use of the Internet;

•	rate of change to new products;

•	loss of significant customers;

•	increase in competition;

•	timing of deployment of 3G networks by carriers;

•	drop in demand for EV-DO, UMTS and HSDPA products; and

•	changes in technologies.

We began shipping our first 3G products in December 2003. We have shipped 14 new 3G products since then and anticipate introducing additional 3G products during 2007. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Alcatel, Siemens, Dell, QUALCOMM, Sprint PCS, Verizon Wireless and Vodafone and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Our strategic relationships include technology and marketing relationships with wireless operators, OEM customers that integrate our products into other devices, distributors and leading hardware and software technology providers.

Cost of Revenue.    We currently outsource our manufacturing operations to LG Innotek and IAC. In addition, we currently outsource certain distribution and fulfillment services related to our business in EMEA to Mobiltron. All costs associated with these manufacturers and Mobiltron are included in our cost of revenue. Cost of revenue also includes warranty costs, amortization of intangible licenses, royalties based on a percentage of revenue, operations group expenses, costs related to development services and costs related to inventory adjustments, including write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. During 2006, 2005 and 2004, we recorded inventory write downs of $2.9 million, $2.9 million and $100,000, respectively, primarily due to the decrease in demand for the affected products. We expect to continue to outsource our manufacturing operations, and as our business grows we expect our manufacturing activity to increase.

Operating Expenses.    Many of our products target wireless operators and other customers in Europe, North America and Asia. If these markets continue to grow, we will likely develop new products to serve these markets, resulting in increased research and development expenses associated with such new product development. We have in the past and expect to continue to incur these expenses in future periods prior to recognizing revenue from these contracts. The accounting for stock options began in the first quarter of 2006 and required us to use the fair value method to account for all stock-based compensation pursuant to Statement of Financial Accounting Standard, or SFAS, No. 123(R), which significantly increased our operating expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, useful lives, valuation of intangible and long-lived assets, provision for warranty costs, royalty accruals, deferred tax asset valuation allowance, foreign exchange forward contracts, and share-based compensation expense.

Revenue Recognition.    Our revenue is generated from the sale of wireless modems to wireless operators, OEM customers and distributors, and, to a lesser extent, from development services contracts. Revenue from product sales is recognized upon the latest of transfer of title or shipment of the product to the customer. For product sales with acceptance provisions, revenue is recognized at such time that the acceptance provisions are satisfied. We grant price protection provisions to certain customers and track pricing and other terms offered to customers buying similar products to assess compliance with these provisions. We establish allowances for estimated product returns and price protection in the period in which revenue is recognized. In estimating future product returns, we consider various relevant factors, including our stated return policies and practices, and historical trends. We recognize revenue in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, which provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.

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

Warranty Costs.    We accrue warranty costs based on estimates of future warranty related replacement, repairs or rework of products. Our warranty policy generally provides one to three years of coverage for products following the date of purchase. Our policy is to accrue the estimated cost of warranty coverage as a component of cost of revenue in the accompanying consolidated statements of operations at the time revenue is recognized. In estimating our future warranty obligations we consider various relevant factors, including the historical frequency and volume of claims, and the cost to replace or repair products under warranty. The warranty provision for our products is determined by using a financial model to estimate future warranty costs. Our financial model takes into consideration actual product failure rates; estimated replacement, repair or rework expenses; and potential risks associated with our different products. The risk levels, warranty cost information, and failure rates used within this model are reviewed throughout the year and updated, if and when, these inputs change.

We actively engage in product improvement programs and processes to limit our warranty costs, but our warranty obligation is affected by the complexity of our product, product failure rates and costs incurred to correct those product failures. The industry in which we operate is subject to rapid technological change, and as a result, we periodically introduce newer, more complex products. We have not experienced significant variances in the past between our estimated and actual warranty costs. Depending on the quality of our product design and manufacturing, actual product failure rates or actual warranty costs could be materially different than our estimates, which could harm our financial condition and results of operations.

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

Income Taxes.    We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable to or refundable by tax authorities in the current fiscal year. We also recognize federal, state and foreign deferred tax liabilities or assets based on our estimate of future tax effects attributable to temporary differences and carry forwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. During 2006 and 2005, we recorded a non-cash deferred income tax benefit of $2.8 million and $2.4 million, respectively, for the reversal of the valuation allowance on certain deferred tax assets. See further discussion in Note 7 to our consolidated financial statements. We will continue to evaluate the necessity of the valuation allowance based on the remaining deferred tax assets.

Foreign Exchange Forward Contracts.    We use foreign exchange forward contracts to hedge the economic exposure associated with accounts receivable balances denominated in Euros. Our forward contracts do not qualify as accounting hedges. We mark-to-market the forward contracts and include unrealized gains and losses in the current period as a component of other income (expense). During 2006, 2005 and 2004, we recorded unrealized losses of approximately $1.4 million, $1.8 million and $132,000, respectively, on our forward contracts. These unrealized losses were offset by foreign currency gains of approximately $2.8 million, losses of approximately $2.1 million, and losses of approximately $65,000, respectively, recorded in other income and expense. As of December 31, 2006, the total amount of outstanding forward contracts amounted to 12 million Euros.

Share-based Compensation.    We grant stock options and restricted stock to our employees and non-employee directors under our current stock plan. The benefits provided under this plan are share-based payments subject to the provisions of SFAS No. 123(R). Effective January 1, 2006, we adopted the requirements of SFAS No. 123(R) which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. As a result of this new accounting requirement, our consolidated financial statements for the year ended December 31, 2006 include compensation expense as calculated per the provisions of SFAS No. 123(R). In adopting SFAS No. 123(R), we elected to use the modified prospective transition method, thus our consolidated financial statements for periods prior to January 1, 2006 do not include any impact of SFAS No. 123(R). We also elected to attribute the value of share-based compensation to expense using the straight-line method for awards granted after December 31, 2005 upon our adoption of SFAS No. 123(R). Share-based compensation expense for awards outstanding as of December 31, 2005 are being recognized over the remaining service period using the compensation expense calculated according to the pro forma disclosure provisions under SFAS No. 123, which uses the straight-line expense recognition method for those awards with a graded vesting schedule. Share-based compensation expense related to stock options, our ESPP and restricted stock was $10.0 million for the year ended December 31, 2006.

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

We determined our expected volatility by using a combination of historical and implied volatility, or blended volatility, to derive our expected volatility assumption as allowed under SFAS No. 123(R) and SAB No. 107. Implied volatility was based on three-month traded options of our common stock. We determined that the volatility calculated using a blend of implied volatility and our historical volatility was more reflective of expected volatility than using only historical volatility. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term of options granted is estimated using the average of the vesting date, the contractual term and historical experience.

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

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS No. 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. SFAS No. 155 will be applied prospectively and is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. SFAS No. 155 is not expected to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, or FIN 48, which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” by prescribing guidance for the recognition, derecognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company will be required to adopt FIN 48 as of January 1, 2007. If there are changes in the net assets of the Company as a result of the application of FIN 48, the cumulative effects, if any, will be recorded as an adjustment to retained earnings. We are currently evaluating the impact of adoption of FIN 48 and have not yet determined the effect on our earnings or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements.

However, for some entities, the application of this Statement will change current practice. This Statement is effective for us on January 1, 2008. We are currently evaluating the impact of adoption of SFAS No. 157 and have not yet determined the effect on our earnings or financial position.

Results of Operations

The following table sets forth our consolidated statements of operations expressed as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(as a percent of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	74.7	71.5	67.3

Gross margin	25.3	28.5	32.7

Operating expenses:
Research and development	14.4	12.7	10.2
Sales and marketing	6.5	4.7	4.5
General and administrative	7.4	4.7	5.0

Total operating expenses	28.3	22.1	19.7

Income (loss) from operations	(3.0)	6.4	13.0

Interest income	1.4	1.4	0.8
Interest expense	(0.1)	0.0	(0.1)
Other income (expense), net	0.7	(0.1)	(0.1)

Income (loss) before income taxes	(1.0)	7.7	13.6
Provision (benefit) for income taxes	(1.2)	0.8	0.3

Net income after income taxes	0.2%	6.9%	13.3%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue.    Revenue for the year ended December 31, 2006 increased $56.3 million, or 34.8%, to $218.0 million compared to $161.7 million for 2005. The overall increase in revenue was primarily attributable to an increase in demand for our EV-DO products, which includes our EV-DO ExpressCard and EV-DO Fixed Mobile Convergence products that were introduced in the second half of 2006. The increase in EV-DO product sales for the year ended December 31, 2006 compared to 2005 was approximately $80.8 million. Our UMTS / HSDPA product sales decreased by approximately $24.0 million during 2006 compared to 2005. The decrease in sales of our UMTS / HSDPA products was the result of a technology transition from UMTS to HSDPA during 2006. The overall decrease in UMTS / HSDPA revenue was partially offset by strong sales of our HSDPA ExpressCards and HSDPA Embedded Modules which were introduced during the second half of 2006. Overall, EV-DO revenue, which consists primarily of North American products, represented approximately 66% of revenue in 2006 compared to 40% in 2005 while UMTS / HSDPA products represented approximately 34% of revenue in 2006 compared to 60% in 2005.

There was no revenue recognized from development services during the year ended December 31, 2006 compared to approximately $500,000 for 2005.

Cost of revenue.    Cost of revenue for the year ended December 31, 2006 increased $47.2 million, or 40.8%, to $162.7 million compared to $115.6 million in 2005. The increase in cost of revenue was primarily related to an increase of product cost of $31.2 million due to the increase in product sales and additional costs associated with new products introduced, as discussed above. In addition, freight and distribution costs increased by approximately $6.2 million due to the additional volume of products shipped in 2006 compared to 2005. The remaining increase in costs of revenue primarily consists of an increase in royalty costs for intellectual property licenses of $6.7 million, a $2.4 million increase in warranty costs, and an increase in manufacturing overhead costs of approximately $700,000 during 2006 compared to 2005. In addition, cost of revenue was negatively impacted by approximately $500,000 of share-based compensation expense recorded during the year ended December 31, 2006 related to the adoption of SFAS No. 123R.

Gross margin.    Gross margin for the year ended December 31, 2006 increased by $9.0 million, or 19.5%, to $55.2 million compared to $46.2 million for 2005. The increase was primarily attributable to the increase in revenue as discussed above. Gross margin as a percent of revenue decreased to 25.3% for the year ended December 31, 2006 compared to 28.5% for 2005. The decrease in gross margin as a percentage of revenue was attributable to additional costs incurred for new products introduced during the year, recognition of SFAS No. 123R share-based compensation expense, and sales of products with lower margins in 2006 as compared to 2005.

Research and development expenses.    Research and development expenses for the year ended December 31, 2006 increased $10.8 million, or 52.7%, to $31.3 million compared to $20.5 million for 2005. The increase was primarily attributable to an increase of $7.7 million in salary and related expenses, which includes $2.3 million of share-based compensation in connection with the adoption of SFAS No. 123R. Other increases consist of depreciation expenses of approximately $1.5 million due to capital equipment purchases, increase in outside consulting services of approximately $1.0 million, and an increase of approximately $400,000 in facility expenses as compared to 2005. In addition, there were no costs recovered from customer funded development contracts compared to approximately $200,000 recovered in 2005.

Sales and marketing expenses.    Sales and marketing expenses for the year ended December 31, 2006 increased $6.6 million, or 86.1%, to $14.2 million compared to $7.6 million for 2005. The increase was primarily attributable to an increase in sales and marketing efforts which included hiring new personnel during 2006 primarily to expand our European sales team resulting in increased salary and related expenses of $4.3 million, which includes $2.0 million of share-based compensation expense related to the adoption of SFAS No. 123R. In addition, product marketing and advertising expenses increased $1.6 million, leasehold expenses increased $400,000, and travel and related expenditures increased $300,000 in 2006 compared to 2005.

General and administrative expenses.    General and administrative expenses for the year ended December 31, 2006 increased $8.8 million, or 117.3%, to $16.3 million compared to $7.5 million for the same period in 2005. The increase was primarily attributable to an increase in salary and related expenses of $6.5 million, which includes $5.3 million of share-based compensation expense related to the adoption of SFAS No. 123R. General and administrative expenses also include an increase in professional service and legal fees of approximately $800,000, an increase in depreciation and amortization expenses of approximately $800,000, and an increase in bad debts expense of approximately $700,000 during 2006 as compared to 2005.

Other income (expense).    Other income (expense) for the year ended December 31, 2006 increased by approximately $2.3 million, or 114%, to $4.3 million compared to $2.0 million for the same period in 2005. This increase was primarily due to the increase in our foreign exchange gains on our Euro denominated receivable and cash balances.

Provision for Income Taxes.    We recorded an income tax benefit of approximately $2.7 million for the year ended December 31, 2006. The income tax benefit and related deferred tax asset recorded during 2006 was primarily due to a revision of our valuation allowance on specific Canadian and U.S. deferred tax assets of approximately $2.8 million. During 2006, management evaluated the deferred tax valuation allowance and determined that the valuation allowance on a portion of the Canadian and U.S. deferred tax assets should be revised and as a result, the Company recorded a non-cash deferred income tax benefit to the statements of operations of $2.8 million for the year ended December 31, 2006. This determination was based on 2004, 2005 and 2006 operating results and in anticipation of using net operating losses due to current projections of future taxable income. The effective tax rate for the year ended December 31, 2006 was approximately negative 3%, excluding the valuation allowance revision. The difference between the federal and state statutory combined rate of 40% and our effective tax rate for 2006 is primarily due to the impact of accounting for share-based compensation, for which certain share-based awards are treated as permanent differences.

For 2005, income tax expense was approximately $1.4 million, which consists of federal and state taxes at our estimated effective tax rate of 31% offset by a revision of our valuation allowance on specific U.S. deferred tax assets of approximately $2.4 million. The difference between the federal and state statutory rate of approximately 40% and our effective tax rate is due primarily to research and development credits generated in 2005 and a low effective state tax rate.

In accordance with SFAS No. 123(R), we recognize a tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and restricted stock, but under current accounting standards we cannot recognize a tax benefit currently for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS No. 123(R), we recognize a tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS No. 123(R), the tax benefit is recorded directly to additional paid-in capital. During 2006, we recorded a tax benefit of approximately $2.6 million associated with total share-based compensation. The impact of share-based compensation permanent items resulted in an increase of 44 percentage points to the annual effective tax rate. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is diminished.

Net income.    For the year ended December 31, 2006, the Company reported net income available to common stockholders of approximately $400,000, which includes non-cash share-based compensation expense of approximately $7.4 million after tax, as compared to net income of $11.1 million in 2005.

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

Gross margin.    Gross margin for the year ended December 31, 2005 increased by $12.2 million, or 36%, to $46.2 million compared to $33.9 million in 2004. The increase was primarily attributable to the increase in sales volume of our products. Gross margin as a percentage of revenue decreased to 28.5% for the year ended December 31, 2005 compared to 32.7% for 2004. The decrease in gross margin as a percentage of revenue was primarily attributable to the negative impact of competitive pricing pressures on our sales prices in Europe, write-offs of inventory as discussed above, and the additional freight and distribution costs associated with our move towards a direct distribution model in Europe in 2005.

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

Net income.    For the year ended December 31, 2005, the Company reported net income available to common stockholders of $11.1 million as compared to $13.7 million for the same period in 2004.

Liquidity and Capital Resources

As of December 31, 2006, we had working capital of $108.0 million and $84.2 million in cash and cash equivalents and short-term and long-term marketable securities, which is a decrease of $6.1 million from $90.3 million at December 31, 2005.

For the years ended December 31, 2006, and 2005, we recorded net income available to common stockholders of $443,000 and $11.1 million, respectively. As of December 31, 2006, we had an accumulated deficit of $221.9 million compared to an accumulated deficit of $222.3 million at December 31, 2005.

On December 29, 2005, we entered into a two-year $25.0 million secured revolving credit facility (“the Credit Agreement”). The Credit Agreement was entered into with Bank of America, N.A., as Administrative Agent, who was granted a first priority blanket lien on substantially all of our assets in order to secure repayment of outstanding indebtedness under the Credit Agreement. At the Company’s option, borrowings under the Credit Agreement will bear interest at either London Interbank Offering Rate (LIBOR) plus 100-150 basis points depending on the level of borrowing under the Credit Agreement, or at the prime rate plus 50 basis points (8.75% at December 31, 2006). As of December 31, 2006 and 2005, we had zero and $5.0 million, respectively, outstanding under the Credit Agreement.

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

During 2006 and 2005, we received aggregate proceeds of approximately $1.0 million and $1.0 million in connection with the issuance of 337,936 and 327,344 shares of common stock, respectively, upon the exercise of certain outstanding warrants and stock options.

Historical Cash Flows

Net cash provided by operating activities.    Net cash provided by operating activities decreased by $3.9 million to $8.6 million for 2006 compared to $12.5 million for 2005. This decrease was primarily attributable to an increase in our accounts receivable of $20.3 million and an increase in inventory of $5.5 million, offset by an increase in prepaid expenses of $6.5 million, an increase in our accounts payable of $5.1 million, an increase in other accrued expenses of $6.3 million and net income for 2006 of approximately $443,000, which includes $10.0 million of non-cash share-based compensation expense, $8.0 million of non-cash depreciation and amortization expenses, $2.9 million of inventory write-offs, and $4.7 million of non-cash change in deferred taxes. Net cash provided by operating activities for 2005 was approximately $12.5 million.

This was primarily attributable to $11.1 million net income recorded for the fiscal year ended December 31, 2005, compared to our net income of $13.8 million in 2004.

Net cash used in investing activities.    Net cash used in investing activities for 2006 was approximately $4.2 million compared to $3.9 million provided by investing activities in 2005. The cash used in investing activities in 2006 was primarily due to purchases of property and equipment of $8.1 million and purchases of licensed technologies of approximately $500,000, offset by the sales of marketable securities of $4.5 million. The cash provided by investing activities in 2005 was primarily due to the net sales of marketable securities of $11.0 million, offset by purchases of property and equipment of $6.8 million and purchases of licensed technologies of approximately $400,000.

Net cash used from financing activities.    Net cash used in financing activities for 2006 was $6.5 million, compared to net cash provided by financing activities of $3.8 million for 2005. Cash used in financing activities in 2006 was primarily due to the settlement of our outstanding balance on our line of credit facility of $5.0 million and $3.9 million payment on our capital lease obligations, offset by $1.0 million of proceeds received from the exercise of common stock options and warrants, proceeds of $700,000 received from the issuance of common stock under the employee stock purchase plan, and non-cash excess tax benefits from stock option exercises of approximately $700,000. Cash provided by financing activities in 2005 was due to proceeds from borrowings on our line of credit facility of $5.0 million, $1.0 million of proceeds received from the exercise of common stock options, and proceeds of $500,000 received from the issuance of common stock under the employee stock purchase plan, offset by payments of approximately $2.8 million under capital lease obligations.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at December 31, 2006, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Fiscal Year
	2007	2008	2009	2010	2011	Total
Operating leases	$1,895	$1,483	$1,516	$1,589	$88	$6,571
Committed purchase orders	113,686	—	—	—	—	113,686

Total contractual obligations	$115,581	$1,483	$1,516	$1,589	$88	$120,257

Other Liquidity Needs

During the next twelve months we plan to incur approximately $15.0 million to $18.0 million for capital expenditures and the acquisition of additional licenses. In addition, certain of our operating leases related to facilities obligate us to pay an aggregate of approximately $500,000, net of sublease income, over the next 9 months. This obligation is included in the operating lease commitments in the above table.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At December 31, 2006, we had $84.2 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $34.6 million of our cash and cash equivalents at December 31, 2006, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $49.6 million of our investments by approximately $500,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our Consolidated Statements of Operations until the investment is sold or if the reduction in fair value was determined to be other than temporary.

Foreign Currency Exchange Rate Risk

During 2006, approximately $54.7 million of our sales transactions were denominated in Euros. In order to hedge against the short-term impact of foreign currency fluctuations on our accounts receivable balances we have entered into forward foreign exchange contracts. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. If foreign currency rates were to fluctuate by 10% from rates at December 31, 2006, our financial position, results of operations and cash flows would not be materially affected. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

All of our outstanding foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. As of December 31, 2006 the total amount of outstanding forward contracts amounted to 12 million Euros. During 2006, we recorded unrealized losses of approximately $1.4 million on our forward contracts. These unrealized losses were offset by foreign currency gains of approximately $2.8 million recorded in other income and expense related primarily to our foreign currency receivable balances denominated in Euros during 2006.

Revenues generated outside the United States, as a percentage of total revenues were approximately 37% for the fiscal year ended December 31, 2006 and 58% for 2005. Significant fluctuations in foreign exchange rates could impact future operating results.

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

As of December 31, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Novatel Wireless included in this Annual Report on Form 10-K, has issued an audit report on management’s assessment of the effectiveness of Novatel Wireless’ internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of Novatel Wireless’ internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc. and subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting as of December 31, 2006, that Novatel Wireless, Inc. and subsidiaries (Novatel Wireless) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Novatel Wireless’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Novatel Wireless maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Novatel Wireless maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novatel Wireless, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California

March 16, 2007

Item 9B.	Other Information

The financial statements included in this report contain updated information from that which the Company furnished on February 27, 2007, including a $200,000 increase in benefit for income taxes and net income. The updated information does not impact the previously reported earnings per share of $0.01 for the year ended December 31, 2006, however the previously reported earnings per share for the three months ended December 31, 2006 increased from $0.08 to $0.09. The update resulted from the tax effects of share-based compensation upon completion of our 2006 tax provision.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)  Identification of Directors.    The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

(b)  Identification of Executive Officers.    The information under the caption “Certain Information with Respect to Executive Officers,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

(c)  Compliance with Section 16(a) of the Exchange Act.    The information under the caption “Compliance with Section 16(a) of the Exchange Act,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

(d)  Code of Ethics.    The Company has adopted a Code of Business Conduct and Ethics which, together with the policies referred to therein, is applicable to all directors, officers and employees of the Company. The Code of Business Conduct and Ethics covers all areas of professional conduct, including conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business. The Company encourages all employees, officers and directors to promptly report any violations of any of the Company’s policies. In the event that a substantive amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer or principal financial and accounting officer is necessary, the company intends to post such information on its website. A copy of our Code of Business Conduct and Ethics can be obtained from our website at www.novatelwireless.com.

(e) Audit Committee.    The information under the caption “Information Regarding the Board and its Standing Committees,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information under the heading “Executive Compensation and Other Information” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the heading “Certain Relationships and Related Transactions and Director Independence,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the heading “Principal Accountant Fees and Services,” appearing in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  1. Index to Consolidated Financial Statements

See Index to Consolidated Financial Statements and financial statement schedules.

(a)  2. Index to Financial Statement Schedules

The following Financial Statement Schedules for the years ended December 31, 2006, 2005 and 2004 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.

Schedule	Page
Schedule II—Valuation and Qualifying Accounts	F-31

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(b)  Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

Exhibit Number	Description

4.4	Form of Preferred Stock and Warrant Purchase Agreement entered into in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 18, 2002.

4.5	Registration Rights Agreement dated as of September 12, 2002 by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.6	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.7	Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.8	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.9	Registration Rights Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.10	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1	Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.2	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.3	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.4	Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5	Form of Amendment of Stock Option Agreements dated July 20, 2006 by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6	Form of Amendment of Stock Option Agreements dated July 20, 2006 by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.7	Form of Amendment of Stock Option Agreements dated July 20, 2006 by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

Exhibit Number	Description

10.8	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.9	Form of Restricted Share Award agreement for restricted stock granted to non-employee Directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.10	Form of Restricted Share Award agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.11	Form of 2006 Management Bonus Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.12	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.13	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.14	Form of Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed May 10, 2005).

10.15	Credit Agreement, dated December 29, 2005, by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.16	Executive Chairman Agreement, dated October 19, 2006, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed October 24, 2006).

21	Subsidiaries of Novatel Wireless, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.*

24	Power of Attorney (See signature page).

31.1	Certification of our Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of our Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith

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

Date: March 16, 2007	NOVATEL WIRELESS, INC.

	By:	/S/ BRAD WEINERT
Brad Weinert Acting Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Brad Weinert and Dan L. Halvorson, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRAD WEINERT Brad Weinert	Acting Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	March 16, 2007

/S/ DAN L. HALVORSON Dan L. Halvorson	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2007

Robert H. Getz	Director

/S/ PETER V. LEPARULO Peter V. Leparulo	Director	March 16, 2007

Peng K. Lim	Director

/S/ GREG LORENZETTI Greg Lorenzetti	Director	March 16, 2007

/S/ HORST J. PUDWILL Horst J. Pudwill	Director	March 16, 2007

/S/ DAVID A. WERNER David A. Werner	Director	March 16, 2007

S-1

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$34,612	$36,653
Marketable securities	48,071	47,075
Accounts receivable, net of allowance for doubtful accounts of $631 in 2006 and $96 in 2005	47,774	28,121
Inventories	25,662	23,132
Deferred tax assets, net	5,931	5,253
Prepaid expenses and other	3,344	9,821

Total current assets	165,394	150,055

Property and equipment, net	15,501	13,865
Marketable securities	1,479	6,611
Intangible assets, net	2,411	3,459
Deferred tax assets, net	6,630	1,849
Other assets	230	225

	$191,645	$176,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,346	$34,226
Accrued expenses	18,063	11,888
Line of credit	—	5,000
Capital lease obligations	—	3,891

Total current liabilities	57,409	55,005

Commitments and contingencies
Stockholders’ equity:
Series A and B Preferred stock, par value $0.001, 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized, 29,743 and 29,326 shares issued and outstanding at December 31, 2006 and 2005, respectively	30	29
Additional paid-in capital	356,138	343,738
Accumulated other comprehensive loss	(31)	(364)
Accumulated deficit	(221,901)	(222,344)

Total stockholders’ equity	134,236	121,059

	$191,645	$176,064

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue	$217,972	$161,736	$103,727
Cost of revenue	162,749	115,568	69,780

Gross margin	55,223	46,168	33,947

Operating costs and expenses:
Research and development	31,317	20,515	10,625
Sales and marketing	14,168	7,611	4,739
General and administrative	16,306	7,528	5,138

Total operating costs and expenses	61,791	35,654	20,502

Operating income (loss)	(6,568)	10,514	13,445
Other income (expense):
Interest income	3,032	2,251	927
Interest expense	(134)	(27)	(56)
Other income (expense), net	1,407	(216)	(148)

Income (loss) before income taxes	(2,263)	12,522	14,168
Provision (benefit) for income taxes	(2,706)	1,406	349

Net income after income taxes	443	11,116	13,819
Accretion of dividends and beneficial conversion features pertaining to preferred stock	—	—	(145)

Net income applicable to common stockholders	$443	$11,116	$13,674

Per share data:
Net income per common share:
Basic	$0.01	$0.38	$0.57
Diluted	$0.01	$0.37	$0.48
Weighted average shares used in computation of basic and diluted net income) per common share:
Basic	29,580	29,132	23,969
Diluted	30,058	30,319	28,863

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	6	$—	12,738	$13	$256,253	$(142)	$(247,134)	$—	$8,990	$—
Exercise of stock options and warrants	—	—	3,646	4	8,578	—	—	—	8,582	—
Tax benefit from exercise of stock options	—	—	—	—	349	—	—	—	349	—
Amortization of deferred compensation	—	—	—	—	—	142	—	—	142	—
Shares issued under employee stock purchase plan	—	—	6	—	89	—	—	—	89	—
Accretion of dividends on Series A preferred stock	—	—	—	—	18	—	(18)	—	—	—
Conversion of Series A preferred stock into shares of common stock	(1)	—	102	—	—	—	—	—	—	—
Conversion of Series B preferred stock into shares of common stock	(5)	—	7,059	7	(7)	—	—	—	—	—
Accretion of dividends on Series B preferred stock	—	—	—	—	127	—	(127)	—	—	—
Issuance of common stock, net of offering costs	—	—	5,393	5	68,538	—	—	—	68,543
Net income	—	—	—	—	—	—	13,819	—	13,819	13,819
Other comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(336)	(336)	(336)

Total comprehensive income										$13,483

Balance, December 31, 2004	—	—	28,944	29	333,945	—	(233,460)	(336)	100,178
Exercise of stock options and warrants	—	—	327	—	1,031	—	—	—	1,031	$—
Shares issued under employee stock purchase plan	—	—	55	—	546	—	—	—	546	—
Tax benefit from reversal of deferred tax asset valuation	—	—	—	—	8,216	—	—	—	8,216	—
Net income	—	—	—	—	—	—	11,116	—	11,116	11,116
Other comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(28)	(28)	(28)

Total comprehensive income										$11,088

Balance, December 31, 2005	—	—	29,326	29	343,738	—	(222,344)	(364)	121,059
Exercise of stock options and warrants	—	—	338	1	990	—	—	—	991	$—
Shares issued under employee stock purchase plan	—	—	79	—	683	—	—	—	683	—
Share-based compensation	—	—	—	—	10,011	—	—	—	10,011	—
Net income	—	—	—	—	—	—	443	—	443	443
Other comprehensive loss:
Tax benefits from stock options exercised	—	—	—	—	716	—	—	—	716	716
Unrealized gain on marketable securities	—	—	—	—	—	—	—	333	333	333

Total comprehensive income										$1,492

Balance, December 31, 2006	—	$—	29,743	$30	$356,138	$—	$(221,901)	$(31)	$134,236

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$443	$11,116	$13,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,037	4,472	3,655
Provision for bad debt	635	19	—
Inventory write-offs	2,924	2,937	131
Share-based compensation expense	10,011	—	—
Tax benefit from stock options exercised	(716)	—	—
Loss on sale of property and equipment	—	—	80
Amortization of deferred compensation for stock options issued below fair value	—	—	142
Non-cash income tax expense (benefit)	(4,743)	1,114	349
Changes in assets and liabilities:
Restricted cash	—	—	635
Accounts receivable, net	(20,288)	(14,079)	(4,676)
Inventories	(5,454)	(16,415)	(7,435)
Prepaid expenses and other assets	6,472	(7,754)	(726)
Accounts payable	5,120	28,274	(778)
Accrued expenses	6,332	3,593	6,783
Restructuring accrual	(205)	(240)	(649)
Deferred revenues	48	(531)	(5,687)

Net cash provided by operating activities	8,616	12,506	5,643

Cash flows from investing activities:
Purchases of property and equipment	(8,125)	(6,752)	(2,378)
Proceeds from sale of property and equipment	—	—	31
Purchases of licensed technologies	(500)	(390)	(1,820)
Purchases of securities	(60,758)	(43,664)	(75,789)
Securities maturities/sales	65,227	54,684	10,718

Net cash provided by (used in) investing activities	(4,156)	3,878	(69,238)

Cash flows from financing activities:
Proceeds from (payments on) line of credit	(5,000)	5,000	—
Payments under capital lease obligations	(3,891)	(2,794)	(1,075)
Proceeds from exercise of stock options and warrants	991	1,031	8,582
Proceeds from shares issued under the employee stock purchase plan	683	546	89
Excess tax benefits from stock options exercised	716	—	—
Net proceeds from the issuance of common stock	—	—	68,543

Net cash provided by (used in) financing activities	(6,501)	3,783	76,139

Net increase (decrease) in cash and cash equivalents	(2,041)	20,167	12,544
Cash and cash equivalents, beginning of year	36,653	16,486	3,942

Cash and cash equivalents, end of year	$34,612	$36,653	$16,486

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Supplemental disclosures of non-cash investing and financing activities:
Accretion of dividends on Series A convertible preferred stock	$—	$—	$18
Conversion of Series B preferred stock into shares of common stock	$—	$—	$7
Accretion of dividends on Series B preferred stock	$—	$—	$127
Capital lease obligations	$—	$5,558	$2,120
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$134	$27	$56
Cash paid during the year for taxes	$383	$—	$—

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Significant Accounting Policies

Novatel Wireless, Inc. (the “Company”) was incorporated in 1996 under the laws of the State of Delaware. The Company is a provider of wireless broadband access solutions for the worldwide mobile communications market. The Company’s broad range of products includes 3G wireless PC card and ExpressCard modems, embedded modems, communications software and Fixed-Mobile Convergence (FMC) solutions for wireless network operators, infrastructure providers, distributors, original equipment manufacturers (OEMs), and vertical markets worldwide. Through the integration of its hardware and software, the Company’s products are designed to operate on a majority of global wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. The Company also offers software engineering, integration and design services to its customers to facilitate the use of its products.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist of money market and mutual funds, U.S. government and other corporate debt securities and are recorded at market value, which approximates cost. Cash and cash equivalents balances were $34.6 million at December 31, 2006 and $36.7 million at December 31, 2005.

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

Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing property and equipment are capitalized and depreciated. Upon retirement or disposition of property and equipment, any resulting gain or loss is recognized in the consolidated statements of operations.

Intangible Assets

Intangible assets include the costs of non-exclusive and perpetual worldwide software technology licenses and software development costs. License costs are amortized on a straight-line basis over the estimated useful lives of the assets, which is estimated at five years.

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

Revenue Recognition

The Company’s revenue is generated from the sale of wireless modems to wireless operators, OEM customers, value added resellers (VARs) and distributors and from development services contracts. Revenue from product sales is recognized upon the latest of transfer of title or shipment of the product to the customer. For product sales with acceptance provisions, revenue is recognized at such time that the acceptance provisions are satisfied. The Company records deferred revenue for cash payments received from customers in advance of when revenue recognition criteria are met. The Company grants price protection to certain customers in accordance with the provisions of the respective contracts and tracks pricing and other terms offered to customers buying similar products to assess compliance with these provisions. To date, the Company has not incurred material price protection expenses. Revenues from sales to certain customers are subject to cooperative advertising. Allowances for cooperative advertising are provided for upon revenue recognition. Such amounts are recorded as a reduction of revenue or operating expense in accordance with EITF No. 01-9. The Company establishes reserves for estimated product returns allowances in the period in which revenue is recognized. In estimating future product returns, the Company considers various relevant factors, including the Company’s stated return policies and practices and historical trends. The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, which provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.

For its fixed price development services contracts, the Company recognizes revenue as services are rendered using labor output measures or the achievement of milestones as indicators of progress. Total estimated costs are

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on management’s assessment of costs to complete the project including periodic assessments of the progress achieved and the costs expended to date. To the extent that estimated costs materially change, revenue and profit recorded under the associated contract is adjusted accordingly. If total costs of completion are estimated to exceed the contract value, a loss is recognized in the period the loss is identified. Total revenue recognized for development services during 2006, 2005, and 2004 amounted to zero, $500,000, and $4.0 million, respectively. Total costs of revenue incurred for development services in 2006, 2005, and 2004 amounted to zero, $200,000 and $2.9 million, respectively. The Company expects that, going forward, the level of engineering services revenue, as a percentage of total revenue, will not be significant.

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

Warranty Costs

The Company accrues warranty costs based on estimates of future warranty related replacement, repairs or rework of products. The Company’s warranty policy generally provides one to three years of coverage for products following the date of purchase. The Company’s policy is to accrue the estimated cost of warranty coverage as a component of cost of revenue in the accompanying consolidated statements of operations at the time revenue is recognized. In estimating its future warranty obligations the Company considers various relevant factors, including the historical frequency and volume of claims, and the cost to replace or repair products under warranty. The warranty provision for its products is determined by using a financial model to estimate future warranty costs. The Company’s financial model takes into consideration actual product failure rates; estimated replacement, repair or rework expenses; and potential risks associated with its different products. The risk levels, warranty cost information, and failure rates used within its model are reviewed throughout the year and updated, if and when, these inputs change. The Company has not experienced significant variances in the past between its estimated and actual warranty costs. Depending on the quality of the Company’s product design and manufacturing, actual product failure rates or actual warranty costs could be materially different than its estimates, which could harm its financial condition and results of operations.

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

Derivatives and Hedging

The Company enters into derivative financial instrument contracts only for hedging purposes and accounts for them in accordance with SFAS No. 133 and its amendments SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These derivative financial instruments consist solely of foreign currency forward exchange contracts. The purpose of these derivative instruments is to hedge the Company’s economic exposure associated with sales and asset balances denominated in Euros. The Company’s forward contracts do not qualify as accounting hedges as prescribed by SFAS No. 133. The Company marks-to-market the forward contracts and includes unrealized gains and losses in the current period as a component of other income (expense) in the consolidated statements of operations.

As of December 31, 2006 the total amount of outstanding forward contracts amounted to 12 million Euros. For the years ended December 31, 2006 and 2005, the Company recorded a loss of $1.4 million and a gain of $1.8 million on its foreign currency forward exchange contracts, respectively.

Litigation

The Company is currently involved in certain legal proceedings. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company’s pending litigation and revises its estimates, if necessary.

Share-Based Compensation Information under SFAS 123R

The Company has granted incentive stock options to employees, and restricted stock and non-qualified stock options to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for all eligible employees. On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants, non-vested stock grants, and purchases of stock made pursuant to the Company’s ESPP based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, and the Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method of recognition of compensation expense related to share-based payments, which requires the application of the accounting standard

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the year ended December 31, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

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

As of December 31, 2006, total unrecognized share-based compensation cost related to unvested stock options was $10.2 million, which is expected to be recognized over a weighted average period of approximately 14 months. As of December 31, 2006, total unrecognized share-based compensation cost related to restricted stock was $1.4 million, which is expected to be recognized over a weighted average period of approximately 19 months. As of December 31, 2006, total unrecognized ESPP compensation cost related to ESPP share purchases was approximately $300,000, which is expected to be recognized over a weighted average period of approximately six months. The Company has included the following amounts for share-based compensation expense, including the cost related to the ESPP, in the consolidated statements of operations for the year ended December 31, 2006 (in thousands, except per share data):

Year Ended December 31, 2006
Cost of revenue	$487
Research and development	2,269
Sales and marketing	1,997
General and administrative	5,258

Total	10,011
Tax effect on share-based compensation	(2,607)

Net effect on net income	$7,404

Effect on earnings per share:
Basic	$0.25
Diluted	$0.25

Share-based compensation expense recognized during the year ended December 31, 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123 and SFAS No. 123(R), respectively. The Company has historically disclosed and currently recognizes share-based compensation expense using the straight-line method. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. The Company has historically and continues to estimate the fair value of share based option awards using the Black-Scholes option-pricing model.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro-Forma Information under SFAS No. 123 for periods Prior to Fiscal 2006

Prior to January 1, 2006, the Company disclosed compensation cost in accordance with SFAS No. 123. The provisions of SFAS No. 123 required the Company to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net income (loss) for years ended December 31, 2005 and 2004 would have been as follows (in thousands, except per share data):

	2005	2004
Net income applicable to common stockholders, as reported	$11,116	$13,674
Add: Share-based employee compensation expense included in reported net income available to common stockholders, net of related tax benefits	—	142
Deduct: Share-based employee compensation expense determined under the fair value based method for all awards, net of related tax benefits	(18,815)	(8,624)

Net income (loss) applicable to common stockholders, pro forma	$(7,699)	$5,192

Net income per share, Basic as reported	$0.38	$0.57
Net income (loss) per share, Basic pro forma	$(0.26)	$0.22
Net income per share, Diluted as reported	$0.37	$0.48
Net income (loss) per share, Diluted pro forma	$(0.26)	$0.18

Pro forma disclosures for the year ended December 31, 2006 are not presented because the compensation expense is recorded in the consolidated statements of operations.

To estimate compensation expense which would have been recognized under SFAS No. 123 for the years ended December 31, 2005 and 2004, and the compensation cost that was recognized under SFAS No. 123(R) for the year ended December 31, 2006, the Company used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	Years Ended December 31,
	2006	2005	2004
Expected dividend yield	0%	0%	0%
Risk-free interest rate:
Stock Options	4.7%	3.7%	3.1%
ESPP	4.7%	3.7%	3.1%
Volatility:
Stock Options	71%	66%	90%
ESPP	51%	66%	90%
Expected Term:
Stock Options	5.5 years	4 years	4 years
ESPP	15 months	15 months	15 months

The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. The Company has not paid dividends in the past and currently does not plan to pay any dividends in the foreseeable future. The expected volatility is based on an average of historical and implied volatility of the Company’s stock for the related expected life. The expected term of options granted is estimated using the average of the vesting date, the contractual term and historical experience.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computation of Net Income Per Share

SFAS No. 128, “Earnings Per Share,” requires companies to compute basic and diluted per share data for all periods for which a statement of operations is presented. Basic net income per share excludes dilution and is computed by dividing the net income applicable to common stockholders by the weighted-average number of common shares that were outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) and is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” by prescribing guidance for the recognition, derecognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company will be required to adopt FIN 48 as of January 1, 2007. If there are changes in the net assets of the Company as a result of the application of FIN 48, the cumulative effects, if any, will be recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of its adoption of SFAS No. 157 and has not yet determined the effect on its earnings or financial position.

2.	Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

December 31, 2006	Maturity in Years	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	1 or less	$4,249	$(5)	$4,244
Asset backed	1 or less	6,196	(2)	6,194
Certificate of deposits	1 or less	4,293	(2)	4,291
Corporate debenture/bonds	1 or less	33,380	(38)	33,342

Total short-term marketable securities		48,118	(47)	48,071

Corporate debentures/bonds—long-term marketable securities	1 to 2	1,480	(1)	1,479

		$49,598	$(48)	$49,550

December 31, 2005	Maturity in Years	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	1 or less	$11,781	$(118)	$11,663
Corporate bonds	1 or less	27,986	(214)	27,772
Commercial paper	1 or less	7,643	(3)	7,640

Total short-term marketable securities		47,410	(335)	47,075

Corporate bonds—long-term marketable securities	1 to 2	6,640	(29)	6,611

		$54,050	$(364)	$53,686

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unrealized losses for the years ended December 31, 2006 and 2005, of $48,000, or $31,000 net of taxes, and $364,000, respectively, are the result of market conditions affecting fixed-income securities and are included in accumulated other comprehensive loss in the consolidated balance sheets.

At December 31, 2006, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months. Because the Company’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, the Company is confident that the unrealized losses at December 31, 2006 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

3.	Financial Statement Details

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2006	2005
Finished goods	$25,059	$20,325
Raw materials and components	603	2,807

	$25,662	$23,132

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Test equipment	$20,767	$17,053
Computer equipment and purchased software	9,896	7,960
Product tooling	3,516	2,472
Furniture and fixtures	1,448	1,219
Leasehold improvements	2,010	807

	37,637	29,511
Less—accumulated depreciation and amortization	(22,136)	(15,646)

	$15,501	$13,865

Depreciation and amortization expense was $6.5 million, $2.9 million, and $1.8 million for the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006 and 2005, assets held under capital leases had a net book value of zero and $6.6 million, respectively, net of accumulated amortization of zero and $1.1 million, respectively.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2006	2005
HSDPA, UMTS, and GPRS licenses	$4,735	$4,535
EV-DO and CDMA licenses	4,710	4,410

	9,445	8,945
Less—accumulated amortization	(7,034)	(5,486)

	$2,411	$3,459

Amortization expense relating to intangible licenses was $1.5 million, $1.6 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Future estimated amortization expense over the following five-year period is as follows (in thousands):

2007	$1,133
2008	568
2009	326
2010	232
2011	142
Thereafter	10

$2,411

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Royalties	$6,754	$5,876
Payroll and related	4,947	3,094
Income taxes	1,905	292
Product warranty	1,464	640
Deferred rent	969	352
Professional fees	683	529
Price protection and sales returns allowance	154	186
Restructuring Accrual	128	333
Other	1,059	586

	$18,063	$11,888

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring Charges

The Company reduced its operating costs from 2001 through 2003, primarily through employee layoffs and facility consolidations. No restructuring charges were recorded during 2006, 2005 and 2004. The remaining accrual at December 31, 2006 and 2005 consists solely of lease obligations from exited facilities.

The following table displays the activity and balances of the restructuring accrual from January 1, 2005 to December 31, 2006 (in thousands):

Facility Closings
Balance—January 1, 2005	$573
Net cash payments	(240)

Balance—December 31, 2005	333
Net cash payments	(205)

Balance—December 31, 2006	$128

Cash payments for facility consolidations of $128,000 are expected to be paid ratably over the next 9 months.

4.	Income Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Potentially dilutive securities (currently consisting of options, warrants and restricted stock using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when their exercise price is greater than the market price as their effect would be anti-dilutive. In addition, convertible and redeemable preferred stock were considered in the calculation of diluted earnings per share for 2004. The difference between net income and net loss applicable to common stockholders consists of accretion of dividends on convertible and redeemable preferred stock and amortization of offering costs for convertible and redeemable preferred stock (see Note 5).

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended December 31, 2006, 2005 and 2004, respectively (in thousands).

	Years Ended December 31,
	2006	2005	2004
Basic weighted average common shares outstanding	29,580	29,132	23,969

Effect of dilutive securities:
Warrants	22	74	473
Options	398	1,113	2,030
Restricted Stock	58	—	—
Series A Preferred Stock	—	—	23
Series B Preferred Stock	—	—	2,368

Diluted weighted average common and potential common shares outstanding	30,058	30,319	28,863

Weighted average options and warrants to purchase a total of 4,503,911, 3,151,709, and 899,418 shares of common stock for the years ended December 31, 2006, 2005 and 2004 respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of warrant activity is as follows (in thousands, except per share data):

	December 31,
	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	208	$7.91	726	$16.84	2,476	$5.94
Granted	—	—	—	—	229	8.83
Expired	—	—	(518)	20.42	—	—
Exercised	(36)	3.60	—	—	(1,979)	2.15

Outstanding, end of year	172	$8.83	208	$7.91	726	$16.84

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

Common Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as of December 31, 2006 as follows (in thousands):

Stock options outstanding	5,460
Stock options available for future grant	1,120
Stock warrants outstanding	172
Shares available under the Employee Stock Purchase Plan	78

Total reserved shares for issuance of common stock	6,830

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income Applicable to Common Stockholders

A reconciliation of the net income to net income applicable to common stockholders is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net income	$443	$11,116	$13,819
Adjustments to net income used in computing basic and diluted net income applicable to common stockholders:
Accretion of dividends on Series A preferred stock	—	—	(18)
Accretion of dividends on Series B Preferred Stock	—	—	(127)

Total	$—	$—	$(145)

Net income available to common stockholders	$443	$11,116	$13,674

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

In July 2000, the Company’s Board of Directors approved and in September 2000, the Company’s stockholders approved the 2000 Plan authorizing the granting of options for up to 1,100,000 shares of the Company’s common stock, including the 800,000 shares authorized under the 1997 Plan, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2001, equal to the lesser of (a) 3.0% of the outstanding shares on the last day of the prior fiscal year, (b) 100,000 shares, or (c) such lesser number of shares as may be determined by the Board in its sole discretion. The Company implemented the 2000 Plan upon the effective date of the Company’s initial public offering in November 2000. The Compensation Committee of the Company’s Board of Directors administers the 2000 Plan. Options granted under the 2000 Plan typically vest over either a three or a four year period.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 plan that permitted the repricing of the exercise prices with respect to stock options or stock appreciation rights.

On December 29, 2005, the Company’s Board of Directors authorized and approved the acceleration of vesting of certain unvested “out-of-the-money” stock options outstanding under the 2000 Plan that have exercise prices per share of $18.00 or higher. As a result, options to purchase approximately 550,000 shares of the Company’s common stock became fully vested and exercisable immediately. Options held by officers and directors of the Company were not included in the vesting acceleration. The acceleration of the vesting of these stock options eliminates future compensation expense that the Company would otherwise have to recognize in its consolidated statement of operations with respect to such options when SFAS No. 123(R) becomes effective for the Company in the first quarter of 2006. As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would be required to record by approximately $6.9 million beginning in 2006 on a pre-tax basis.

A summary of stock option activity is as follows (in thousands, except per share data):

	Options Outstanding	Options Available for Grant	Weighted Average Exercise Price Per Share
Options outstanding January 1, 2004	3,794	1,668	$6.22
New authorized options	—	2,100	—
Granted	2,525	(2,525)	17.03
Exercised	(1,702)	—	2.88
Cancelled	(168)	168	18.58

Options outstanding December 31, 2004	4,449	1,411	$13.17
New authorized options	—	1,600	—
Granted	1,749	(1,749)	12.04
Exercised	(327)	—	3.14
Cancelled	(427)	427	11.08

Options outstanding December 31, 2005	5,444	1,689	$13.58
Granted	798	(798)	10.51
Exercised	(301)	—	2.86
Cancelled	(481)	481	15.95
Restricted stock issuances	—	(252)	10.61

Options outstanding December 31, 2006	5,460	1,120	$13.51

Exercisable, December 31, 2004	892		$18.79

Exercisable, December 31, 2005	3,171		$14.57

Exercisable, December 31, 2006	3,942		$14.10

During the year ended December 31, 2006, the total pre-tax intrinsic value of options exercised to purchase common stock was approximately $2.3 million, and the weighted average fair value of options to purchase common stock that were granted was $6.48. During the year ended December 31, 2005, the total pre-tax intrinsic value of options exercised to purchase common stock was $3.3 million, and the weighted average fair value of options to purchase common stock that were granted was $6.34 per share. During the year ended December 31, 2004, the total pre-tax intrinsic value of options exercised to purchase common stock was $27.1 million, and the weighted average fair value of options to purchase common stock that were granted was $17.03 per share.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding for all plans as of December 31, 2006, is as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.95 – 2.65	955	6.41	$2.14	955	$2.14
$3.90 – 11.04	1,547	8.55	10.30	690	8.86
$11.26 – 15.43	1,194	8.10	13.36	660	13.62
$15.77 – 16.27	744	7.33	16.27	684	16.27
$16.50 – 193.14	1,020	7.09	27.18	953	27.70

Total	5,460		$13.51	3,942	$14.10

Aggregate intrinsic value	$7,752			$7,663

Weighted average remaining contractual life (in years)		7.62		7.22

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $9.67 per share as of the last business day of the year ended December 31, 2006, which amount would have been received by the optionees had all options been exercised on that date.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock activity for the year ended December 31, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at May 17, 2006	259,500	$10.61
Granted	—	—
Vested	—	—
Forfeited	(7,500)	—

Non-vested at December 31, 2006	252,000	$10.61

The total fair value of restricted stock recognized as expense during the year ended December 31, 2006 was approximately $1.3 million and the related tax benefit realized was approximately $477,000.

Employee Stock Purchase Plan

In July 2000, the Company’s Board of Directors approved the 2000 Employee Stock Purchase Plan (“ESPP”) and in September 2000, the Company’s stockholders approved the ESPP. The Company implemented the ESPP in 2001 following the completion of the initial public offering in November 2000. The ESPP, subject to certain limitations, permits eligible employees of the Company to purchase common stock, at a price equal to 85.0% of the lower of the fair market value on the first day of the offering period or the last day of each six-month purchase period, through payroll deductions of up to 10.0% of their annual compensation. The ESPP initially provided for the issuance of up to 100,000 shares of common stock, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2001, equal to the lesser of (a) 0.5% of the outstanding shares on the last day of the prior fiscal year, (b) 18,000 shares, or (c) such lesser number of shares as may be determined by the Board in its sole discretion. During 2004, our stockholders approved an amendment to the ESPP which increased the number of shares reserved for future issuance under the ESPP by 80,000 shares. If purchases of stock through the plan deplete this supply, the Company will limit, suspend or discontinue purchases under the plan until additional shares of stock are available. During 2006, the Company sold 78,808 shares under this plan and received $683,000 in cash. During 2005, the Company sold 54,570 shares under this plan and received $547,000 in cash.

7.	Income Taxes

Total income taxes for the years ended December 31, 2006, 2005 and 2004 were allocated as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
To income from continuing operations	$(2,706)	$1,406	$349
To stockholders’ equity	(733)	(8,216)	—

Total income taxes	$(3,439)	$(6,810)	$349

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) before income taxes for the years ended December 31, 2006, 2005 and 2004 is comprised of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Domestic	$(3,490)	$11,695	$13,678
Foreign	1,227	827	490

	$(2,263)	$12,522	$14,168

The provision (benefit) for income taxes for the years ended December 31, 2006, 2005 and 2004 is comprised of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$4,546	$4,611	$449
State	42	911	20
Foreign	29	—	—

Total Current	$4,617	$5,522	$469

Deferred:
Federal	$(4,986)	$(3,261)	$(102)
State	(67)	(855)	(18)
Foreign	(2,270)	—	—

Total Deferred	$(7,323)	$(4,116)	$(120)

Provision (benefit) for income taxes	$(2,706)	$1,406	$349

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31
	2006	2005
Deferred tax assets:
Accrued expenses	$2,467	$1,185
Inventory obsolescence provision	1,933	1,325
Depreciation and amortization	4,500	4,172
Deferred rent	349	127
Net operating loss and credit carryforwards	3,087	5,500
Stock-based compensation	2,603	—

Deferred tax assets	14,939	12,309
Valuation allowance	(2,378)	(5,207)

Net deferred tax assets	$12,561	$7,102

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Federal tax provision, at statutory rate	$(769)	$4,383	$4,817
State tax, net of federal benefit	(45)	376	283
Change in valuation allowance	(2,781)	(2,438)	(5,382)
Deferred compensation	—	—	51
Adjustment to State net operating losses and capitalized research and development	—	—	872
Research and development credits	(635)	(853)	(348)
Share-based compensation	997	—	—
Other	527	(62)	56

	$(2,706)	$1,406	$349

At December 31, 2006 and 2005, the Company provided a valuation allowance for its deferred tax assets for which significant uncertainty exists regarding the ultimate realization. These assets consist of $1.5 million relating to certain of the Company net operating loss carryforwards and $900,000 relating to the Company’s Canadian subsidiary. The Company evaluates its deferred tax assets for future realization and reduces it by a valuation allowance to the extent significant uncertainty exists. Many factors are considered when assessing the likelihood of future realization of deferred tax assets including recent cumulative earnings experience, expectations of future taxable income, the carryforwards periods available for tax reporting purposes, and other relevant factors. During 2006, management evaluated the deferred tax valuation allowance and determined that the valuation allowance on a portion of the Canadian deferred tax assets should be revised and as a result, the Company recorded a non-cash deferred income tax benefit to the statements of operations of $2.4 million for the year ended December 31, 2006. Management believes that it is more likely than not that the results of future operations will generate sufficient future taxable income to realize deferred tax assets, net of the valuation allowance.

At December 31, 2006, the Company has U.S. federal net operating loss carryforwards of approximately $5.3 million. Federal net operating loss carryforwards expire at various dates from 2011 through 2024. The Company has California net operating loss carryforwards of approximately $5.3 million, which expire at various dates from 2007 through 2014. The Company also has a California research and development tax credit carryforward of approximately $1.1 million. The federal tax credits carryforward will expire commencing in 2025 and California tax credits have no expiration date.

During 2005, the Company completed its formal IRC Section 382 study and analysis. The results of this study concluded that the Company experienced several ownership changes for purposes of the IRC Section 382 limitation. As a result of the most recent ownership change, which occurred in 2003, utilization of the Company’s net operating loss is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. The Company estimates its annual limitation for GAAP reporting purposes to be approximately$311,000. Of the aggregate $156.5 million net operating carryforward as of December 31, 2005, the Company expects to utilize a total of approximately $6.2 million for GAAP reporting purposes. Based on the conclusion of the Section 382 study, the Company reduced its deferred tax assets and valuation allowance on these assets by approximately $52.1 million to reflect this limitation. The Company may take positions for filing our tax returns which differ

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the treatment of the same time or items for financial reporting purposes. Any benefits associated with such tax positions will be reflected in the Company’s financial statement when realized.

It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.

8.	Credit Facility

On December 29, 2005, the Company entered into a two-year $25.0 million secured revolving credit facility (“the Credit Agreement”). The Credit Agreement was entered into with Bank of America, N.A., as Administrative Agent, who was granted a first priority blanket lien on substantially all the Company’s assets in order to secure repayment of outstanding indebtedness under the Credit Agreement. At the Company’s option, borrowings under the Credit Agreement will bear interest at either the London Interbank Offering Rate (LIBOR) plus 100-150 basis points depending on the level of borrowing under the Credit Agreement, or at the prime rate plus 50 basis points (8.75% at December 31, 2006). The Credit Agreement further contains certain customary restrictive financial and operating covenants which, among other things, require the Company to (i) maintain minimum financial performance requirements as measured by the Company’s income or loss before taxes, (ii) limit the levels of certain indebtedness and capital expenditures, and (iii) maintain a minimum liquidity ratio. In the event that a default were to occur under the Credit Agreement which was not subsequently cured or waived, then repayment in full of all the borrowings then outstanding could become immediately due and payable. Such events of default include, without limitation, failing to pay borrowed amounts when due, failing to adhere to agreed upon financial covenants or failing to notify Bank of America of the occurrence of an event that could reasonably be expected to result in a material adverse effect upon the Company. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit and certain permitted acquisitions and investments. As of December 31, 2006 and 2005, the Company had zero and $5.0 million outstanding under the Credit Agreement and was in compliance with all covenants of the Credit Agreement.

9.	Commitments and Contingencies

Operating Leases

The Company leases its office space and certain equipment under non-cancelable operating leases with various terms through 2010. The minimum annual rent on the Company’s office space is subject to increases based on stated rental adjustment terms, property taxes and operating costs, and contains rent concessions. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Rental expense under operating leases in fiscal 2006, 2005 and 2004 was approximately $3.3 million, $3.0 million and $2.0 million, respectively. The Company’s office space lease contains incentives in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements incurred by the Company which are recorded to rent expense on a straight-line basis over the term of the lease.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The minimum future lease payments under non-cancelable operating leases as of December 31, 2006 are as follows (in thousands):

Operating
2007	$1,895
2008	1,483
2009	1,516
2010	1,589
2011	88
Thereafter	—

Total minimum lease payments	$6,571

Royalties

The Company has license agreements which commit it to royalty payments generally based on a percentage of the sales price of its products using certain technologies. The Company recognizes royalty obligations in accordance with terms of the respective royalty agreements. The Company has also accrued for royalty costs in cases where it does not have agreements by using its current best estimate of its obligation. These estimates are based on various market data information and other relevant information. If the Company enters into such agreements, or when additional market data becomes available, it will revise its estimates accordingly. In 2006, 2005 and 2004, the Company incurred royalty expense of $13.6 million, $11.3 million and $8.7 million, respectively.

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

In December 2006, the Company filed a complaint in U.S. District Court for the Southern District of California against a former supplier seeking damages for breach of contract. The supplier has contended that it was damaged by the Company and it is expected that the supplier will file a counter claim.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States, Canada and the United Kingdom. The amount of the Company’s assets in the United States, Canada and the United Kingdom as of December 31, 2006 were $172.8 million, $18.0 million, and approximately $835,000, respectively and as of December 31, 2005 were $166.5 million, $9.6 million and zero, respectively. For the year ended December 31, 2006, approximately 37% of revenues were derived from international customers (Europe/Middle East/Africa 27%, Asia/Australia 10%) as compared to approximately 58% of revenues derived from international customers (Europe/Middle East/Africa 55%, Asia/Australia 3%), for the year ended December 31, 2005. For the year ended December 31, 2004, approximately 76% of revenues were derived from international customers (Europe/Middle East/Africa 66%, Asia/Australia 10%).

Concentrations of Risk

Substantially all of the Company’s revenue is derived from the sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue comes from a small number of customers. Two customers accounted for 38.2%, and 19.7% of 2006 revenues. Three customers accounted for 22.5%, 16.1%, and 14.4% of 2005 revenues. One customer accounted for 15.7% of 2004 revenues.

11.	Related Parties

The Company has in the past sold products to and purchased products from AirLink Communications, Inc. (AirLink), a provider of fixed and mobile wireless data solutions. AirLink’s Chairman and principal stockholder was also a member of our Board of Directors until March 11, 2004 and is a stockholder of the Company. Sales to AirLink were $369,000 for the year ended December 31, 2004. Purchases by the Company from AirLink were $662,000 for the year ended December 31, 2004. There were no sales to AirLink during 2006 or 2005, nor were there receivables from or payables to AirLink as of December 31, 2006 or December 31, 2005.

The Company has from time to time, sold products to a subsidiary of Chinatron Group Holdings Limited (Chinatron). Mr. Horst J. Pudwill, one of the Company’s directors, is also a director of Chinatron and an affiliated company of Mr. Pudwill is a stockholder of Chinatron. In addition, the chairman and chief executive officer of Chinatron participated in private placement transactions, which were completed in 2003. Sales to Chinatron for the year ended December 31, 2004 was $39,000. There were no sales to Chinatron during 2006 or 2005, nor were there receivables from Chinatron as of December 31, 2006 or December 31, 2005.

12.	Retirement Savings Plan

The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limitations. Employer matching contributions amounted to $427,000, $274,000, and $194,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Employer matching contributions vest over a four year period.

The Company has a Registered Retirement Savings Plan for its Canadian employees. Substantially all of the Company’s Canadian employees are eligible to participate in the Plan. Employees make discretionary contributions to the plan subject to local limitations. Employer contributions amounted to $77,000, $113,000 and $96,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

13.	Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2006 and 2005.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2006:
Total revenue	$40,159	$45,654	$55,143	$77,016
Gross margin	8,880	11,547	14,347	20,449
Net income (loss) applicable to common stockholders	(1,346)	95	(895)	2,589
Basic net earnings per common share	(0.05)	0.00	(0.03)	0.09
Diluted net earnings per common share	(0.05)	0.00	(0.03)	0.09

2005:
Total revenue	$32,328	$38,597	$42,129	$48,683
Gross margin	10,656	11,828	13,139	10,546
Net income applicable to common stockholders	2,652	2,892	5,451	121
Basic net earnings per common share	0.09	0.10	0.19	0.00
Diluted net earnings per common share	0.09	0.10	0.18	0.00

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Novatel Wireless, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule II based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novatel Wireless, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Novatel Wireless’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

San Diego, California

March 16, 2007

SCHEDULE II

NOVATEL WIRELESS INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004 (in thousands):

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2006	$96	$635	$100	$631
December 31, 2005	105	19	28	96
December 31, 2004	311	—	206	105
Warranty and Sales Returns Allowance:
December 31, 2006	665	2,157	1,263	1,559
December 31, 2005	404	444	183	665
December 31, 2004	25	382	3	404
Deferred Tax Asset Valuation Allowance:
December 31, 2006	5,207	—	2,829	2,378
December 31, 2005	67,543	—	62,336	5,207
December 31, 2004	66,006	1,657	120	67,543

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.4	Form of Preferred Stock and Warrant Purchase Agreement entered into in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 18, 2002.

4.5	Registration Rights Agreement dated as of September 12, 2002 by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.6	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.7	Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.8	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

Exhibit Number	Description

4.9	Registration Rights Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.10	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1	Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.2	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.3	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.4	Form of Director Stock Option Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5	Form of Amendment of Stock Option Agreements dated July 20, 2006 by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6	Form of Amendment of Stock Option Agreements dated July 20, 2006 by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.7	Form of Amendment of Stock Option Agreements dated July 20, 2006 by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.8	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.9	Form of Restricted Share Award agreement for restricted stock granted to non-employee Directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.10	Form of Restricted Share Award agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.11	Form of 2006 Management Bonus Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

Exhibit Number	Description

10.12	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.13	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.14	Form of Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed May 10, 2005).

10.15	Credit Agreement, dated December 29, 2005, by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.16	Executive Chairman Agreement, dated October 19, 2006, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed October 24, 2006).

21	Subsidiaries of Novatel Wireless, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.*

24	Power of Attorney (See signature page).

31.1	Certification of our Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of our Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith