Form 10-Q
period 2007-03-31
NOVATEL WIRELESS INC
filed 2007-05-10
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to             .

Commission file number: 000-31659

NOVATEL WIRELESS, INC.

(exact name of registrant as specified in its charter)

Delaware	86-0824673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9645 Scranton Road, San Diego, CA	92121
(Address of principal executive offices)	(zip code)

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

The number of shares of the Registrant’s common stock outstanding as of May 1, 2007 was 30,422,945.

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

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$39,631	$34,612
Marketable securities	50,019	48,071
Accounts receivable, net of allowance for doubtful accounts of $625 in 2007 and $631 in 2006	60,892	47,774
Inventories	27,183	25,662
Deferred tax assets, net	5,931	5,931
Prepaid expenses and other	4,332	3,344

Total current assets	187,988	165,394

Property and equipment, net	18,982	15,501
Marketable securities	1,493	1,479
Intangible assets, net	2,094	2,411
Deferred tax assets, net	8,663	6,630
Other assets	213	230

	$219,433	$191,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,403	$39,346
Accrued expenses	16,920	16,158
Accrued income taxes	9,184	1,905

Total current liabilities	69,507	57,409

Commitments and contingencies
Stockholders’ equity:
Series A and B Preferred stock; par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock; par value $0.001; 50,000 shares authorized; 30,211 and 29,743 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	30	30
Additional paid-in capital	361,696	356,138
Accumulated other comprehensive loss	(5)	(31)
Accumulated deficit	(211,795)	(221,901)

Total stockholders’ equity	149,926	134,236

	$219,433	$191,645

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$109,848	$40,159
Cost of revenue	75,854	31,279

Gross margin	33,994	8,880

Operating costs and expenses:
Research and development	8,983	6,727
Sales and marketing	5,359	2,729
General and administrative	4,387	3,741

Total operating costs and expenses	18,729	13,197

Operating income (loss)	15,265	(4,317)
Other income (expense):
Interest income and expense, net	1,029	619
Other income (expense), net	201	567

Income (loss) before income taxes	16,495	(3,131)
Provision (benefit) for income taxes	6,389	(1,785)

Net income (loss)	$10,106	$(1,346)

Per share data:
Net income (loss) per share:
Basic	$0.34	$(0.05)
Diluted	$0.34	$(0.05)
Weighted average shares used in computation of basic and diluted net income (loss) per share:
Basic	29,918	29,375
Diluted	30,094	29,375

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$10,106	$(1,346)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,287	1,731
Inventory provision	977	697
Share-based compensation expense	2,466	2,210
Tax benefits from stock options exercised	(993)	—
Deferred tax benefit	—	(1,785)
Changes in assets and liabilities:
Accounts receivable, net	(13,118)	(10,123)
Inventories	(2,498)	3,087
Prepaid expenses and other assets	(971)	271
Accounts payable	4,057	(15,130)
Accrued expenses and accrued income taxes	6,008	(317)

Net cash provided by (used in) operating activities	8,321	(20,705)

Cash flows from investing activities:
Purchases of property and equipment	(5,451)	(1,392)
Purchases of securities	(8,936)	(9,582)
Securities maturities/sales	7,000	12,571

Net cash (used in) provided by investing activities	(7,387)	1,597

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	3,092	582
Tax benefits from stock options exercised	993	—
Principal payments under capital lease obligations	—	(2,223)

Net cash provided by (used in) financing activities	4,085	(1,641)

Net increase (decrease) in cash and cash equivalents	5,019	(20,749)
Cash and cash equivalents, beginning of period	34,612	36,653

Cash and cash equivalents, end of period	$39,631	$15,904

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13	$23
Income taxes	$204	$383

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at March 31, 2007 and for the three months ended March 31, 2007 and 2006 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, useful lives of long-lived assets, valuation of intangible and long-lived assets, provision for warranty costs, estimated royalty costs, deferred tax asset valuation allowance, foreign exchange forward contracts, and share-based compensation expense.

2.	Balance Sheet Details

Marketable Securities

As of March 31, 2007, unrealized losses of $23,000 are included in accumulated other comprehensive loss. The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following as of March 31, 2007 (in thousands):

	Maturity in Years	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	1 or less	$6,227	$(2)	$6,225
Certificates of Deposit	1 or less	5,997	(1)	5,996
Commercial paper	1 or less	1,492	—	1,492
Corporate debentures/bonds	1 or less	36,329	(23)	36,306

Total short-term marketable securities		50,045	(26)	50,019

Corporate debentures/bonds – long-term marketable securities	1 to 2	1,490	3	1,493

		$51,535	$(23)	$51,512

At March 31, 2007, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be other than temporary for more than 12 months. Because the Company’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, the Company believes that the unrealized losses at March 31, 2007 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

Inventories

Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Finished goods	$26,738	$25,059
Raw materials and components	445	603

	$27,183	$25,662

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Royalties	$8,282	$6,754
Payroll and related	3,334	4,947
Product warranty	1,882	1,464
Professional fees	953	683
Deferred rent	889	969
Other	1,580	1,341

	$16,920	$16,158

3.	Share-Based Compensation

Restricted Stock

In May 2006, the Compensation Committee of the Board of Directors, pursuant to the 2000 Stock Incentive Plan, granted 222,000 shares of market-based restricted stock to executives at a fair value of $10.61 per share. The restricted stock awards vest in one-third increments based on closing per share stock price achievement of $13.26, $15.92 and $18.57 for 10 consecutive trading days, but no more than 50% of the shares are permitted to vest earlier than May 1, 2007. If the stock price levels are not achieved, the remaining shares will become fully vested on May 17, 2011 assuming continued employment or other qualifying service for the Company through such date. The Company has estimated the aggregate fair value of this award at approximately $2.4 million which is being amortized and recorded as compensation expense ratably over a period of eight months for the first $800,000 of the compensation expense, 17 months for the next $800,000 of the compensation expense and 28 months for the final $800,000 of the compensation expense. As of March 31, 2007 one-third of the restricted stock awards had vested.

In May 2006, the Company also awarded 7,500 shares of restricted stock to each of the existing 5 non-employee directors (for a total of 37,500 shares) at a fair value of $10.61 per share. 2,500 shares of each grant vests annually each May, commencing in 2007, so long as the director is serving on such date. The Company has estimated the aggregate fair value of these awards to the non-employee directors at approximately $400,000, which is being amortized to compensation expense ratably over a three year period. As of March 31, 2007, 7,500 shares of restricted stock had been forfeited upon termination of service by a non-employee director due to his death.

Restricted Stock Units

During the three months ended March 31, 2007, the Company granted approximately 194,000 restricted stock units to employees at a weighted-average fair value of $10.27. Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Vesting of restricted stock units is subject to the employee’s continued service with the Company. Certain restricted stock units also have performance conditions that determine the number of restricted stock units that will ultimately vest. The compensation expense related to these awards was determined using the fair value of the Company’s common stock on the date of the grant, and compensation is recognized over the service period. Restricted stock units vest at the rate of 25% per year over three years on the anniversary of the grant date.

Share-Based Compensation under SFAS No. 123(R)

Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors.

The Company has included the following amounts for share-based compensation awards in the accompanying unaudited consolidated statements of operations for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Cost of revenue	$156	$77
Research and development	610	503
Sales and marketing	492	472
General and administrative	1,208	1,158

Total	2,466	2,210
Tax effect on share-based compensation	(510)	(1,490)

Net effect on net income	$1,956	$720

Effect on earnings per share:
Basic	$0.06	$0.03
Diluted	$0.06	$0.03

4.	Credit Facility

On December 29, 2005, the Company entered into a two-year $25.0 million secured revolving credit facility (“the Credit Agreement”). The Credit Agreement was entered into with Bank of America, N.A., as Administrative Agent, who was granted a first priority blanket lien on substantially all the Company’s assets in order to secure repayment of outstanding indebtedness under the Credit Agreement. At the Company’s option, borrowings under the Credit Agreement will bear interest at either the London Interbank Offering Rate (LIBOR) plus 100-150 basis points depending on the level of borrowing under the Credit Agreement, or at the prime rate plus 50 basis points (8.75% at March 31, 2007). The Credit Agreement further contains certain customary restrictive financial and operating covenants which, among other things, require the Company to (i) maintain minimum financial performance requirements as measured by the Company’s income or loss before taxes, (ii) limit the levels of certain indebtedness and capital expenditures, and (iii) maintain a minimum liquidity ratio. In the event that a default were to occur under the Credit Agreement which was not subsequently cured or waived, then repayment in full of all the borrowings then outstanding could become immediately due and payable. Such events of default include, without limitation, failing to pay borrowed amounts when due, failing to adhere to agreed upon financial covenants or failing to notify Bank of America of the occurrence of an event that could reasonably be expected to result in a material adverse effect upon the Company. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit and certain permitted acquisitions and investments. As of March 31, 2007, the Company had no outstanding balance under the Credit Agreement and was in compliance with all covenants of the Credit Agreement.

5.	Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States, Canada, and the United Kingdom. The amount of the Company’s assets in the United States, Canada and United Kingdom as of March 31, 2007 were $202.7 million, $15.6 million, and $1.1 million, respectively, and as of December 31, 2006 were $172.8 million, $18.0 million, and $800,000, respectively.

For the three months ended March 31, 2007, approximately 21% of revenues were derived from international customers (Europe/Middle East/Africa 20%, Asia/Australia 1%) as compared to approximately 34% of revenues derived from international customers (Europe/Middle East/Africa 29%, Asia/Australia 5%), for the three months ended March 31, 2006.

Concentrations of Risk

Substantially all of the Company’s revenues are derived from the sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue is derived from a small number of customers. Two customers accounted for 35.1% and 34.0% of revenues for the three months ended March 31, 2007. Two customers accounted for 46.3%, and 12.8% of revenues for the three months ended March 31, 2006.

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

6.	Earnings (Loss) Per Share

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

The following table sets forth the computation of diluted weighted-average common and potential common shares outstanding for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006
Basic weighted average common shares outstanding	29,918	29,375
Effect of dilutive securities:
Warrants	52	—
Options	124	—

Diluted weighted average common and potential common shares outstanding	30,094	29,375

Weighted average options and warrants to purchase a total of 3,865,461, and 4,220,143 shares of common stock for the three months ended March 31, 2007 and 2006, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

7.	Commitments and Contingencies

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

In December 2006, the Company filed a complaint in U.S. District Court for the Southern District of California against a former supplier seeking damages for breach of contract. During the three months ended March 31, 2007, the supplier filed a counter claim against the Company.

8.	Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total liability for unrecognized tax benefits as of the date of adoption was $3.7 million. As a result of the implementation of FIN 48, the Company recognized a $2.0 million increase in the liability for unrecognized tax benefits.

Included in the balance of unrecognized tax benefits at January 1, 2007, are $3.7 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007, are $1.8 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest and penalties related to unrecognized tax benefits in provision for income taxes. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The Company is subject to taxation in the U.S., various state and foreign tax jurisdictions. The Company’s tax years for 1996 and forward are subject to examination by the U.S. and California tax authorities due to the utilization of net operating loss carryforwards in recent years. The Company’s tax years for 1997 and forward are subject to examination by the Canadian tax authorities due to the utilization of net operating loss carryforwards in recent years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 contained in our 2006 annual report on Form 10-K.

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

Revenue. We believe that our revenue growth will be influenced largely by the speed and breadth of the increase in demand for wireless access to data through the use of next generation networks including demand for 3G products and 3G data access services, particularly in Europe, North America and Asia; customer acceptance for our new products that address these markets; and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	demand for broadband access services and networks;

•	use of the Internet;

•	rate of change to new products;

•	loss of significant customers;

•	increase in competition;

•	timing of deployment of 3G networks by carriers;

•	drop in demand for EV-DO and HSDPA products; and

•	changes in technologies.

We began shipping our first 3G products in December 2003. We have shipped 14 new 3G products since then and anticipate introducing additional 3G products during 2007. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Dell, QUALCOMM, Sprint PCS, Verizon Wireless and Vodafone and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Our strategic relationships include technology and marketing relationships with wireless operators, OEM customers that integrate our products into other devices, distributors and leading hardware and software technology providers.

Cost of Revenue. We currently outsource our manufacturing operations to LG Innotek Co., Ltd., or LG Innotek, and Inventec Appliances Corporation, or IAC. In addition, we currently outsource certain distribution and fulfillment services related to our business in EMEA to Mobiltron (Europe) Limited, or Mobiltron. All costs associated with these manufacturers and Mobiltron are included in our cost of revenue. Cost of revenue also includes warranty costs, amortization of intangible licenses, royalties based on a percentage of revenue, operations group expenses, costs related to development services and costs related to inventory adjustments, including write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. We expect to continue to outsource our manufacturing operations, and as our business grows we expect our manufacturing activity to increase.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, useful lives of long-lived assets, valuation of intangible and long-lived assets, provision for warranty costs, estimated royalty costs, deferred tax asset valuation allowance, foreign exchange forward contracts, and share-based compensation expense.

Revenue Recognition. Our revenue is generated from the sale of wireless modems to wireless operators, OEM customers and distributors. Revenue from product sales is recognized upon the latest of transfer of title or shipment of the product to the customer. For product sales with acceptance provisions, revenue is recognized at such time that the acceptance provisions are satisfied. We grant price protection provisions to certain customers and track pricing and other terms offered to customers buying similar products to assess compliance with these provisions. We establish allowances for estimated product returns and price protection in the period in which revenue is recognized. In estimating future product returns, we consider various relevant factors, including our stated return policies and practices, and historical trends. We recognize revenue in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, which provides guidance on the application of U.S. generally accepted accounting principles to selected revenue recognition issues.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

For additional information regarding the adoption of FIN 48, see Note 8 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Foreign Exchange Forward Contracts. We use foreign exchange forward contracts to hedge the economic exposure associated with accounts receivable balances denominated in Euros. Our forward contracts do not qualify as accounting hedges. We mark-to-market the forward contracts and include unrealized gains and losses in the current period as a component of other income (expense). As of March 31, 2007, the total amount of outstanding forward contracts amounted to 12 million Euros.

Share-based Compensation. We grant stock options, restricted stock, and restricted stock units to our employees and non-employee directors under our current stock plan. The benefits provided under this plan are share-based payments subject to the provisions of SFAS No. 123(R). Effective January 1, 2006, we adopted the requirements of SFAS No. 123(R) which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. As a result of this accounting requirement, our consolidated financial statements include compensation expense as calculated per the provisions of SFAS No. 123(R). Share-based compensation was $2.5 million for the three months ended March 31, 2007, and $2.2 million for the same period in 2006.

We value our share-based payment option awards using the Black-Scholes option pricing model. The determination of fair value of share-based awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These significant assumptions include our expected stock price volatility over the term of the awards and the expected term of stock options.

We determined our expected volatility by using a combination of historical and implied volatility, or blended volatility, to derive our expected volatility assumption as allowed under SFAS No. 123(R) and SAB No. 107. Implied volatility was based on three-month traded options of our common stock. We determined that the volatility calculated using a blend of implied volatility and our historical volatility was more reflective of expected volatility than using only historical volatility. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term of options granted is estimated using the vesting term, contractual term and historical experience.

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

Future Accounting Requirements

In February 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FASB 159”), which requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. FASB 159 also requires entities to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. FASB 159 is effective for us beginning January 1, 2008. We do not expect FASB 159 to have a material impact on our future results of operations or financial position.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue. Revenue for the three months ended March 31, 2007 increased $69.7 million, or 173.4%, to $109.9 million compared to $40.2 million for the same period in 2006. The overall increase in revenue was primarily attributable to an increase in demand for our EV-DO and HSDPA ExpressCards and Embedded Modules, and our EV-DO Fixed Mobile Convergence products that were introduced during 2006. The increase in EV-DO product sales for the three months ended March 31, 2007 compared to the same period in 2006 was approximately $58.7 million. The increase in our UMTS / HSDPA product sales for the three months ended March 31, 2007 compared to the same period in 2006 was approximately $10.7 million.

Cost of revenue. Cost of revenue for the three months ended March 31, 2007 increased $44.6 million, or 142.5%, to $75.9 million compared to $31.3 million for the same period in 2006. The increase in cost of revenue was primarily related to an increase in product cost of $39.0 million due to the increase in product sales and additional costs associated with new product introductions as discussed above. In addition, freight and distribution costs increased by approximately $1.4 million due to the additional volume of products shipped. The remaining increase in cost of revenue primarily consists of an increase of approximately $3.0 million in royalty costs for intellectual property licenses and an increase in manufacturing overhead costs of approximately $1.2 million during the three months ended March 31, 2007 compared for the same period in 2006.

Gross margin. Gross margin for the three months ended March 31, 2007 increased by $25.1 million, or 282.0% to $34.0 million compared to $8.9 million for the same period in 2006. The increase was primarily attributable to the changes in revenue and cost of revenue as discussed above. Gross margin as a percent of revenue increased to 30.9% for the three months ended March 31, 2007 compared to 22.1% for same period in 2006. The increase in gross margin as a percentage of revenue was primarily attributable to the additional revenue that exceeded our fixed cost structure, and sales of products with higher margins in 2007 as compared to 2006.

Research and development expenses. Research and development expenses for the three months ended March 31, 2007 increased $2.3 million, or 34.3% to $9.0 million compared to $6.7 million for the same period in 2006. The increase was primarily attributable to an increase in salary and related expenses of approximately $1.4 million. Other increases consist of approximately $400,000 in depreciation on capital equipment, $400,000 related to research and development overhead costs, and $100,000 in travel and related costs in 2007 as compared to the same period in 2006.

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2007 increased approximately $2.7 million, or 100.0%, to $5.4 million compared to approximately $2.7 million for the same period in 2006. The increase was primarily a result of an increase in sales and marketing personnel resulting in increased salary and related expenses of approximately $1.4 million. Sales and marketing expenses also increased by approximately $1.1 million as a result of advertising and marketing programs entered with certain carriers to promote our products, and sales and marketing overhead costs increased by approximately $200,000 for the first quarter of 2007 as compared for the same period in 2006.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2007 increased approximately $700,000, or 18.9%, to $4.4 million compared to $3.7 million for the same period in 2006. The increase was attributable to an increase in salary and related expenses primarily due to increases in personnel to support the growth of the Company.

Interest income and expense. Interest income and expense increased by approximately $400,000 for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to the increase in our average cash and marketable securities balances in 2007, as well as an increase in the average yields realized on our marketable securities and cash balances, which resulted in higher income yielded as compared to the same period in 2006.

Other income (expense). Other income (expense) decreased by approximately $400,000 for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to the decrease in our foreign exchange gains on our Euro denominated receivable balances.

Provision (benefit) for income taxes. Provision (benefit) for income taxes of approximately $6.4 million for the three months ended March 31, 2007 consists of federal and state taxes at our estimated effective tax rate of approximately 39%. The difference between the federal and state statutory rate of 40% and our effective tax rate is due primarily to research and development credits generated in 2007 and a low effective state tax rate. This compares to an income tax benefit of $1.8 million recorded during the three months ended March 31, 2006. The income tax benefit and related deferred tax asset recorded during the first quarter of 2006 was based on the expected annualized effective tax rate. The effective tax rate for the three months ended March 31, 2006 was approximately 57%. The difference between the federal and state statutory combined rate of 40% and our effective tax rate for 2006 is primarily due to the result of the impact of accounting for share-based compensation, for which certain share-based awards are treated as permanent differences.

Net income. For the three months ended March 31, 2007, we reported net income of $10.1 million, as compared to a net loss of $1.3 million for the same period in 2006. The increase in net income is due to the growth in revenue and overall profitability of the Company as discussed above.

Liquidity and Capital Resources

As of March 31, 2007, we had working capital of $118.5 million and approximately $91.1 million in cash and cash equivalents and short-term and long-term marketable securities, which is an increase of approximately $6.9 million from $84.2 million at December 31, 2006.

Historical Cash Flows

Net cash provided by (used in) operating activities. Net cash provided by operating activities was approximately $8.3 million for the three months ended March 31, 2007 compared to net cash used in operating activities of $20.7 million for the same period in 2006. Net cash provided by operating activities in 2007 was primarily attributable to the net income of $10.1 million, a $6.0 million increase in our other accrued liabilities balance, a $4.1 million increase in our accounts payable balance, $2.5 million in share-based compensation expense, $2.2 million of non-cash depreciation and amortization expense, primarily offset by a $13.1 million increase in our accounts receivable balance, a $2.5 million increase in our inventory, and a $1.0 million increase in our prepaid and other assets balance. Net cash used in operating activities in 2006 was primarily attributable to the net loss of $1.3 million, a $10.1 million increase in our accounts receivable balance, a $15.1 million decrease in our accounts payable balance and $1.8 million in deferred tax benefit, primarily offset by a $3.1 million decrease in inventory, $1.7 million of non-cash depreciation and amortization expense, and $2.2 million in share-based compensation expense.

Net cash (used in) provided by investing activities. Net cash used in investing activities for the three months ended March 31, 2007 was approximately $7.4 million compared to net cash provided by investing activities of $1.6 million during the same period in 2006. Net cash used in investing activities in 2007 was primarily due to purchases of property and equipment of $5.5 million, and net purchases of securities of $1.9 million. Net cash provided by investing activities in 2006 was primarily due to net maturities/sales of securities of $3.0 million offset by purchases of property and equipment of $1.4 million.

Net cash provided by (used in) financing activities. Net cash provided by financing activities for the three months ended March 31, 2007 was approximately $4.1 million, compared to $1.6 million used in financing activities during the same period in 2006. Net cash provided by financing activities in 2007 was due to proceeds received from the exercise of stock options and warrants of approximately $3.1 million, and tax benefits from stock options exercised of approximately $1.0 million. Net cash used in financing activities in 2006 was due to payments under capital lease obligations of approximately $2.2 million, offset by $600,000 of proceeds received from the exercise of stock options and warrants.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at March 31, 2007, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Fiscal Year
	2007	2008	2009	2010	2011	Total
Operating leases	$1,540	$1,751	$1,792	$1,873	$88	$7,044
Committed purchase orders	74,632	—	—	—	—	74,632

Total contractual obligations	$76,172	$1,751	$1,792	$1,873	$88	$81,676

As a result of our adoption of FIN 48, we increased our liability for uncertain tax benefits, including interest, as of January 1, 2007 by approximately $3.7 million. Our tax liability for uncertain tax benefits is not included in our table of contractual obligations and commercial commitments as we cannot reasonably estimate the amounts and timing of future payments with respect to this liability.

Other Liquidity Needs

During the next twelve months we plan to incur approximately $15.0 million to $18.0 million for the acquisition of additional licenses and for capital expenditures. In addition, certain of our operating leases related to consolidated facilities obligate us to pay an aggregate of approximately $307,000, net of sublease income, over the next 6 months. This obligation is included in the operating lease commitments in the above table.

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

Risks Related to Our Business

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006 and subsequent reports on Forms 8-K. The risk and uncertainties described below are those that we currently deem to be material, and do not represent all of the risks that we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may in the future become material and impair our business operations. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. You should also refer to the other information contained in this Form 10-Q, including our financial statements and the related notes.

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

A significant portion of our revenue comes from a small number of customers. Two customers accounted for 35% and 34% of revenues for the three months ended March 31, 2007. Two customers accounted for 46%, and 13% of revenues for the three months ended March 31, 2006. Similarly, our revenue could be adversely affected if we are unable to retain the level of business of any of our significant customers or if we are unable to diversify our customer base. We expect that a small number of customers will combine to account for a substantial amount of our revenue for the foreseeable future.

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

In addition to our manufacturing activities in Asia, a significant portion of our sales activity takes place in Europe. In addition, a significant portion of our research and development staff is located in Canada. Our international sales accounted for approximately 21% of our revenue for the three months ended March 31, 2007 and 34% for the three months ended March 31, 2006. Although our experience in marketing, selling, distributing and manufacturing our products and services internationally is limited, we expect to further expand our international sales and marketing activities in the future. Consequently, we are subject to certain risks associated with doing business abroad, including:

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At March 31, 2007, we had $91.1 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $39.6 million of our cash and cash equivalents at March 31, 2007, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $51.5 million of our investments by approximately $500,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of operations until the investment is sold or if the reduction in fair value was determined to be other than temporary.

Foreign Currency Exchange Rate Risk

During the three months ended March 31, 2007, approximately $16.0 million of our sales transactions were denominated in Euros. In order to hedge against the short-term impact of foreign currency fluctuations on our accounts receivable balances we have entered into forward foreign exchange contracts. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. If foreign currency rates were to fluctuate by 10% from rates at March 31, 2007, our financial position, results of operations and cash flows would not be materially affected. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

All of our outstanding foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. As of March 31, 2007 the total amount of outstanding forward contracts amounted to 12 million Euros. During the three months ended March 31, 2007 we recorded an unrealized gain of approximately $150,000 on our forward contracts. In addition, we recorded approximately $50,000 of foreign currency gains related to our foreign currency receivable balances denominated in Euros recorded in other income and expense during the three months ended March 31, 2007.

Revenues generated outside the United States, as a percentage of total revenues were approximately 21% for the first quarter March 31, 2007 and 34% for the same period in 2006. Significant fluctuations in foreign exchange rates could impact future operating results.

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

As of March 31, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2007.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 1A.	Risk Factors.

See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.5	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.4	Form of Preferred Stock and Warrant Purchase Agreement entered into in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 18, 2002.

4.5	Registration Rights Agreement dated as of September 12, 2002 by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.6	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.7	Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.8	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

Exhibit Number	Description
4.9	Registration Rights Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.10	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1	Amended and Restated 1997 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.2	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (incorporated by reference to the Company’s annual repot on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.3	Form of Executive Officer Stock Option Agreement under the Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (incorporated by reference to the Company’s annual repot on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.4	Form of Director Stock Option Agreement under the Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (incorporated by reference to the Company’s annual repot on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to the Company’s annual repot on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.6	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.7	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.8	Form of 2007 Executive Officer Bonus Plan.

10.9	Credit Agreement, dated December 29, 2005, by and between Bank of America, N.A. and the Company (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

31.1	Certification of our Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2007	Novatel Wireless, Inc.

	By:	/s/ DAN L. HALVORSON
Dan L. Halvorson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)