Form 10-Q
period 2007-06-30
NOVATEL WIRELESS INC
filed 2007-08-09
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the Registrant’s common stock outstanding as of August 6, 2007 was 32,261,939.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,598	$34,612
Marketable securities	59,949	48,071
Accounts receivable, net of allowance for doubtful accounts of $723 in 2007 and $631 in 2006	41,056	47,774
Inventories	29,543	25,662
Deferred tax assets, net	5,931	5,931
Prepaid expenses and other	3,863	3,344

Total current assets	191,940	165,394

Property and equipment, net	22,845	15,501
Marketable securities	7,655	1,479
Intangible assets, net	1,776	2,411
Deferred tax assets, net	8,452	6,630
Other assets	238	230

	$232,906	$191,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,945	$39,346
Accrued expenses	19,246	16,158
Accrued income taxes	8,117	1,905

Total current liabilities	54,308	57,409
Capital lease obligations, long-term	374	—

Total liabilities	54,682	57,409

Commitments and contingencies
Stockholders’ equity:
Series A and B Preferred stock; par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock; par value $0.001; 50,000 shares authorized; 31,635 and 29,743 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	32	30
Additional paid-in capital	382,023	356,138
Accumulated other comprehensive income (loss)	3	(31)
Accumulated deficit	(203,834)	(221,901)

Total stockholders’ equity	178,224	134,236

	$232,906	$191,645

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$97,427	$45,654	$207,275	$85,813
Cost of revenue	66,808	34,107	142,662	65,386

Gross margin	30,619	11,547	64,613	20,427

Operating costs and expenses:
Research and development	9,936	7,108	18,919	13,835
Sales and marketing	5,333	3,466	10,692	6,195
General and administrative	4,224	3,989	8,611	7,730

Total operating costs and expenses	19,493	14,563	38,222	27,760

Operating income (loss)	11,126	(3,016)	26,391	(7,333)
Other income (expense):
Interest income and expense, net	1,213	547	2,242	1,166
Other income (expense), net	173	964	374	1,531

Income (loss) before taxes	12,512	(1,505)	29,007	(4,636)
Income tax expense (benefit)	4,551	(1,600)	10,940	(3,385)

Net income (loss)	$7,961	$95	$18,067	$(1,251)

Per share data:
Net income (loss) per share:
Basic	$0.26	$0.00	$0.59	$(0.04)
Diluted	$0.25	$0.00	$0.59	$(0.04)
Weighted average shares used in computation of basic and diluted net income (loss) per share:
Basic	30,826	29,547	30,374	29,461
Diluted	31,270	30,233	30,539	29,461

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$18,067	$(1,251)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,890	3,576
Inventory provision	2,093	824
Provisions for bad debts	92	300
Share-based compensation expense	4,969	4,652
Excess tax benefits from stock options exercised	(4,778)	(617)
Deferred tax benefit	—	(3,385)
Changes in assets and liabilities:
Accounts receivable, net	6,626	(7,310)
Inventories	(5,974)	4,891
Prepaid expenses and other assets	(527)	5,695
Accounts payable	(12,401)	(11,755)
Accrued expenses	7,391	1,102

Net cash provided by (used in) operating activities	20,448	(3,278)

Cash flows from investing activities:
Purchases of property and equipment	(11,131)	(3,222)
Purchases of securities	(46,091)	(15,475)
Securities maturities/sales	28,071	23,245

Net cash (used in) provided by investing activities	(29,151)	4,548

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	20,918	1,114
Excess tax benefits from stock options exercised	4,778	617
Payments on line of credit	—	(5,000)
Principal payments under capital lease obligations	(7)	(3,891)

Net cash provided by (used in) financing activities	25,689	(7,160)

Net increase (decrease) in cash and cash equivalents	16,986	(5,890)
Cash and cash equivalents, beginning of period	34,612	36,653

Cash and cash equivalents, end of period	$51,598	$30,763

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28	$54
Income taxes	$1,828	$383
Supplemental disclosures of non-cash financing activities:
Capital lease obligations (See Note 5)	$468	$—

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

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

2. Balance Sheet Details

Marketable Securities

As of June 30, 2007, unrealized losses of $16,000 are included in accumulated other comprehensive loss. The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following as of June 30, 2007 (in thousands):

	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of Deposit	1 or less	$3,200	$—	$(1)	$3,199
Asset backed	1 or less	8,898	—	—	8,898
Commercial paper	1 or less	12,869	—	—	12,869
Corporate debentures/bonds	1 or less	34,986	9	(12)	34,983

Total short-term marketable securities		59,953	9	(13)	59,949

Asset backed	1 to 2	1,670	—	—	1,670
Corporate debentures/bonds—long-term marketable securities	1 to 2	5,997	—	(12)	5,985

Total long-term marketable securities		7,667	—	(12)	7,655

		$67,620	$9	$(25)	$67,604

At June 30, 2007, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be other than temporary for more than 12 months. Because the Company’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, the Company believes that the unrealized losses at June 30, 2007 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

Inventories

Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Finished goods	$28,871	$25,059
Raw materials and components	672	603

	$29,543	$25,662

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Royalties	$7,653	$6,754
Payroll and related	4,859	4,947
Product warranty	2,320	1,464
Professional fees	1,045	683
Deferred rent	949	969
Other	2,420	1,341

	$19,246	$16,158

3. Share-Based Compensation

Restricted Stock

In May 2006, the Compensation Committee of the Board of Directors, pursuant to the 2000 Stock Incentive Plan, granted 222,000 shares of market-based restricted stock to executives at a fair value of $10.61 per share. The restricted stock awards vested in one-third increments based on closing per share stock price achievement of $13.26, $15.92 and $18.57 for 10 consecutive trading days, but no more than 50% of the shares were permitted to vest earlier than May 1, 2007. If the stock price levels were not achieved, the remaining shares would have become fully vested on May 17, 2011 assuming continued employment or other qualifying service for the Company through such date. The Company estimated the aggregate fair value of this award at approximately $2.4 million which was being amortized and recorded as compensation expense ratably over a period of eight months for the first $800,000 of the compensation expense, 17 months for the next $800,000 of the compensation expense and 28 months for the final $800,000 of the compensation expense. During 2007, all the stock price levels had been achieved. As a result, all the restricted stock awards had vested and the compensation expense was fully recognized.

In May 2006, the Compensation Committee of the Board of Directors also awarded 7,500 shares of restricted stock to each of the existing 5 non-employee directors (for a total of 37,500 shares) at a fair value of $10.61 per share. 2,500 shares of each grant vests annually each May, commencing in 2007, so long as the director is serving on such date. The Company estimated the aggregate fair value of these awards to the non-employee directors at approximately $400,000, which is being amortized to compensation expense ratably over a three year period. In March 2007, 7,500 shares of restricted stock were forfeited upon termination of service by a non-employee director due to his death. In May 2007, one-third of the outstanding restricted stock awards granted to non-employee directors had vested in accordance with the conditions of the grant. On June 21, 2007, 10,000 shares of restricted stock were forfeited upon termination of service by two such directors, effective upon the conclusion of our annual meeting on that date.

Restricted Stock Units

In January 2007, the Company granted approximately 194,000 restricted stock units to employees at a weighted-average fair value of $10.27 per share. Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Vesting of restricted stock units is subject to the employee’s continued service with the Company. Certain restricted stock units also have performance conditions that determine the number of restricted stock units that will ultimately vest. The compensation expense related to these awards was determined using the fair value of the Company’s common stock on the date of the grant, and compensation is recognized over the service period. Restricted stock units vest at the rate of 33% per year over three years on the anniversary of the grant date.

Share-Based Compensation under SFAS No. 123(R)

Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors.

The Company included the following amounts for share-based compensation awards in the accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue	$224	$112	$380	$189
Research and development	624	585	1,234	1,088
Sales and marketing	496	514	988	986
General and administrative	1,159	1,231	2,367	2,389

Totals	2,503	2,442	4,969	4,652
Tax effect on share-based compensation	(682)	(1,900)	(1,192)	(3,390)

Net effect on net income (loss)	$1,821	$542	$3,777	$1,262

Effect on earnings per share:
Basic	$(0.06)	$(0.02)	$(0.12)	$(0.04)
Diluted	$(0.06)	$(0.02)	$(0.12)	$(0.04)

4. Credit Facility

In 2005, the Company entered into a two-year $25.0 million secured revolving credit facility (“the Credit Agreement”). The Credit Agreement was entered into with Bank of America, N.A., as Administrative Agent, who was granted a first priority blanket lien on substantially all the Company’s assets in order to secure repayment of outstanding indebtedness under the Credit Agreement. At the Company’s option, borrowings under the Credit Agreement will bear interest at either the London Interbank Offering Rate (LIBOR) plus 100-150 basis points depending on the level of borrowing under the Credit Agreement, or at the prime rate plus 50 basis points (8.75% at June 30, 2007). The Credit Agreement further contains certain customary restrictive financial and operating covenants which, among other things, require the Company to (i) maintain minimum financial performance requirements as measured by the Company’s income or loss before taxes, (ii) limit the levels of certain indebtedness and capital expenditures, and (iii) maintain a minimum liquidity ratio. In the event that a default were to occur under the Credit Agreement which was not subsequently cured or waived, then repayment in full of all the borrowings then outstanding could become immediately due and payable. Such events of default include, without limitation, failing to pay borrowed amounts when due, failing to adhere to agreed upon financial covenants or failing to notify Bank of America of the occurrence of an event that could reasonably be expected to result in a material adverse effect upon the Company. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit and certain permitted acquisitions and investments. As of June 30, 2007, the Company had no outstanding balance under the Credit Agreement and was in compliance with all covenants of the Credit Agreement.

5. Capital Lease Obligations

During the three months ended June 30, 2007, the Company purchased equipment under capital leases for approximately $468,000.

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2007 (in thousands):

For the Periods Ending December 31,	Amount
Remainder of 2007	$52
2008	104
2009	104
2010	104
2011	104
Thereafter	44

Total minimum lease payments	512
Less: amounts representing interest	51

Present value of net minimum lease payments	461
Less: current portion	87

Long-term portion	$374

6. Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States, Canada, and the United Kingdom. The amount of the Company’s assets in the United States, Canada and United Kingdom as of June 30, 2007 were $215.1 million, $16.4 million, and $1.4 million, respectively, and as of December 31, 2006 were $172.8 million, $18.0 million, and $800,000, respectively.

For the six months ended June 30, 2007, approximately 22% of revenues were derived from international customers (Europe/Middle East/Africa 20%, Asia/Australia 2%) as compared to approximately 31% of revenues derived from international customers (Europe/Middle East/Africa 29%, Asia/Australia 2%), for the six months ended June 30, 2006.

Concentrations of Risk

Substantially all of the Company’s revenues are derived from the sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue is derived from a small number of customers. Two customers accounted for 33.5% and 33.1% of revenues for the six months ended June 30, 2007. Two customers accounted for 43.9%, and 13.6% of revenues for the six months ended June 30, 2006.

The Company outsources its manufacturing to two third-party manufacturers. If one or both of them were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel the underlying order, which would negatively impact the Company’s revenues.

7. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities (currently consisting of options, warrants, restricted stock units and restricted stock using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when their exercise price is greater than the market price as their effect would be anti-dilutive.

The following table sets forth the computation of diluted weighted-average common and potential common shares outstanding for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	30,826	29,547	30,374	29,461
Effect of dilutive securities:
Warrants	99	20	82	—
Restricted Shares	29	6	83	—
Options	316	660	—	—

Diluted weighted average common and potential common shares outstanding	31,270	30,233	30,539	29,461

Weighted average options and warrants to purchase a total of 376,303, and 1,271,648 shares of common stock for the three and six months ended June 30, 2007, respectively, and 4,324,762 and 5,079,528 shares of common stock for the three and six months ended June 30, 2006, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

8. Commitments and Contingencies

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

In December 2006, the Company filed a complaint in U.S. District Court for the Southern District of California against a former supplier seeking damages for breach of contract. In March 2007, the supplier filed a counter claim against the Company. Subsequent to June 30, 2007, the Company reached an agreement in principal to settle the claim with the supplier. The Company does not expect the results of this settlement to have a material impact on its financial position or results of operations.

9. Comprehensive Income

Comprehensive income includes net income, tax benefits from stock options exercised, and unrealized gains and losses on marketable securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

Comprehensive income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$7,961	$95	$18,067	$(1,251)
Unrealized gain on cash equivalents and marketable securities	8	96	34	162
Tax benefits from stock options exercised Options	3,785	617	4,778	617

Comprehensive income	$11,754	$808	$22,879	$(472)

10. Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” (“FSP FIN 48-1”) This FSP amends FASB Interpretation No. 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The interpretation was effective upon initial adoption of FIN 48. As the Company had applied FIN 48 in a manner consistent with the provisions of FSP FIN 48-1 there was no impact of this new pronouncement on its consolidated financial statements.

The Company adopted the provisions of FIN 48 on January 1, 2007, and implemented the guidance of FSP FIN 48-1 with no impact on beginning retained earnings as the Company had applied FIN 48 in a manner consistent with the provisions of FSP FIN 48-1. The total liability for unrecognized tax benefits as of the date of adoption was $3.7 million. As a result of the implementation of FIN 48, the Company recognized a $2.0 million increase in the liability for unrecognized tax benefits. As of June 30, 2007, the total liability for the unrecognized tax benefit has increased by $4.4 million resulting in a total liability of $8.1 million.

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

We began shipping our first 3G products in December 2003. We have shipped 14 new 3G products since then and anticipate introducing additional 3G products during 2007 and in the future. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Dell, QUALCOMM, Sprint PCS, Verizon Wireless and Vodafone and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006.

For additional information regarding the adoption of FIN 48, see Note 10 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Foreign Exchange Forward Contracts. We use foreign exchange forward contracts to hedge the economic exposure associated with accounts receivable balances denominated in Euros. Our forward contracts do not qualify as accounting hedges. We mark-to-market the forward contracts and include unrealized gains and losses in the current period as a component of other income (expense). As of June 30, 2007, the total amount of outstanding forward contracts amounted to 11 million Euros.

Share-based Compensation. We grant stock options, restricted stock, and restricted stock units to our employees and non-employee directors under our current stock plan. The benefits provided under this plan are share-based payments subject to the provisions of SFAS No. 123(R). Effective January 1, 2006, we adopted the requirements of SFAS No. 123(R) which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. As a result of this accounting requirement, our consolidated financial statements include compensation expense as calculated per the provisions of SFAS No. 123(R). Share-based compensation was $2.5 million and $5.0 million for the three and six months ended June 30, 2007, respectively, and $2.4 million and $4.7 million for the three and six months ended June 30, 2006, respectively.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue. Revenue for the three months ended June 30, 2007 increased $51.7 million, or 113.1%, to $97.4 million compared to $45.7 million for the same period in 2006. The overall increase in revenue was primarily attributable to an increase in demand for our EV-DO and HSDPA ExpressCards and Embedded Modules, and our EV-DO Fixed Mobile Convergence products that were introduced during 2006. The increase in EV-DO product sales for the three months ended June 30, 2007 compared to the same period in 2006 was approximately $43.2 million. The increase in our UMTS / HSDPA product sales for the three months ended June 30, 2007 compared to the same period in 2006 was approximately $8.5 million.

Cost of revenue. Cost of revenue for the three months ended June 30, 2007 increased $32.7 million, or 95.9%, to $66.8 million compared to $34.1 million for the same period in 2006. The increase in cost of revenue was primarily related to an increase in product cost of $27.7 million due to the increase in product sales. The remaining increase in cost of revenue primarily consists of an increase of approximately $1.8 million in royalty costs for intellectual property licenses, an increase of approximately $1.4 million related to the write down of excess and obsolete inventory, an increase in manufacturing overhead costs of approximately $1.0 million, and approximately $800,000 increase in freight and distribution costs during the three months ended June 30, 2007 compared for the same period in 2006.

Gross margin. Gross margin for the three months ended June 30, 2007 increased by $19.1 million, or 166.1% to $30.6 million compared to $11.5 million for the same period in 2006. The increase was primarily attributable to the changes in revenue and cost of revenue as discussed above. Gross margin as a percent of revenue increased to 31.4% for the three months ended June 30, 2007 compared to 25.3% for same period in 2006. The increase in gross margin as a percentage of revenue was primarily attributable to the additional revenue that exceeded our fixed cost structure, and sales of products with higher margins in 2007 as compared to 2006.

Research and development expenses. Research and development expenses for the three months ended June 30, 2007 increased $2.8 million, or 39.4% to $9.9 million compared to $7.1 million for the same period in 2006. The increase was primarily attributable to an increase in salary and related expenses of approximately $1.2 million. Other increases consist primarily of approximately $900,000 related to new product development efforts, $400,000 related to research and development overhead costs, and $300,000 in depreciation on capital equipment during the three months ended June 30, 2007 as compared to the same period in 2006.

Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2007 increased approximately $1.8 million, or 51.4%, to $5.3 million compared to approximately $3.5 million for the same period in 2006. The increase was primarily a result of an increase in sales and marketing personnel resulting in increased salary and related expenses of approximately $1.1 million. Sales and marketing expenses also increased by approximately $300,000 as a result of advertising and marketing programs entered with certain carriers to promote our products, $200,000 in sales and marketing overhead costs, and travel and related costs of approximately $200,000 for the second quarter of 2007 as compared for the same period in 2006.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2007 increased approximately $200,000, or 5.0%, to $4.2 million compared to $4.0 million for the same period in 2006. The increase was attributable to an increase in salary and related expenses primarily due to increases in personnel to support the growth of the Company.

Interest income and expense. Interest income and expense increased by approximately $700,000 for the three months ended June 30, 2007 compared to the same period in 2006 primarily due to the increase in our average cash and marketable securities balances in 2007, as well as an increase in the average yields realized on our marketable securities and cash balances, which resulted in higher income as compared to the same period in 2006.

Other income (expense). Other income (expense) decreased by approximately $800,000 for the three months ended June 30, 2007 compared to the same period in 2006 due to the decrease in our foreign exchange gains on our Euro denominated receivable and cash balances, and on our forward foreign exchange contracts.

Income tax expense (benefit). Income tax expense (benefit) of approximately $4.6 million for the three months ended June 30, 2007 consists of federal and state taxes at our estimated effective tax rate of approximately 36%. The difference between the federal and state statutory rate of 40% and our effective tax rate is due primarily to research and development credits generated in 2007 and a low effective state tax rate. This compares to an income tax benefit of $1.6 million recorded during the three months ended June 30, 2006. The income tax benefit and related deferred tax asset recorded during the second quarter of 2006 was based on the expected annualized effective tax rate. The effective tax rate for the three months ended June 30, 2006 was approximately 106%. The difference between the federal and state statutory combined rate of 40% and our effective tax rate for 2006 was primarily due to the result of the impact of accounting for share-based compensation, for which certain share-based awards are treated as permanent differences.

Net income. For the three months ended June 30, 2007, we reported net income of $8.0 million, as compared to a net income of approximately $100,000 for the same period in 2006. The increase in net income is due to the growth in revenue and overall profitability of the Company as discussed above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue. Revenue for the six months ended June 30, 2007 increased $121.5 million, or 141.6%, to $207.3 million compared to $85.8 million for the same period in 2006. The overall increase in revenue was primarily attributable to an increase in demand for our EV-DO and HSDPA ExpressCards and Embedded Modules, and our EV-DO Fixed Mobile Convergence products that were introduced during 2006. The overall increase in EV-DO product sales for the six months ended June 30, 2007 compared to 2006 was approximately $102.3 million. Our UMTS / HSDPA product sales increased by approximately $19.2 million during the six months ended June 30, 2007 compared to the same period in 2006.

Cost of revenue. Cost of revenue for the six months ended June 30, 2007 increased $77.3 million, or 118.2%, to $142.7 million compared to $65.4 million for the same period in 2006. The increase in cost of revenue was primarily related to an increase in product cost of $66.7 million due to the increase in product sales and new product introduction efforts as discussed above. The remaining increase in costs of revenue primarily consist of approximately $4.9 million in royalty costs for intellectual property licenses, an increase in manufacturing overhead costs of approximately $2.3 million, an increase in freight and distribution costs of approximately $1.8 million due to the additional volume of products shipped, and an increase of approximately $1.6 million related to the write down of excess and obsolete inventory during the six months ended June 30, 2007 as compared to the same period in 2006.

Gross margin. Gross margin for the six months ended June 30, 2007 increased by $44.2 million, or 216.7% to $64.6 million compared to $20.4 million for the same period in 2006. The increase was primarily attributable to the increase in revenue and the cost of revenue as discussed above. Gross margin as a percent of revenue increased to 31.2% for the six months ended June 30, 2007 compared to 23.8% for the same period in 2006. The increase in gross margin as a percentage of revenue was primarily attributable to the additional revenue that exceeded our fixed cost structure, and sales of products with higher margins in 2007 as compared to 2006.

Research and development expenses. Research and development expenses for the six months ended June 30, 2007 increased $5.1 million, or 37.0% to $18.9 million compared to $13.8 million for the same period in 2006. The increase was primarily attributable to an increase in salary and related expenses of approximately $2.6 million. Other increases consist of approximately $900,000 in consulting fees and services primarily related to product development certification costs, approximately $700,000 related to an increase in facilities overhead cost charged to research and development, approximately $700,000 in amortization of capital equipment procured to support increased product development activities, and approximately $200,000 in travel and related costs in 2007 as compared to the same period in 2006.

Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2007 increased approximately $4.5 million, or 72.6%, to $10.7 million compared to approximately $6.2 million for the same period in 2006. The increase was primarily a result of an increase in sales and marketing personnel resulting in increased salary and related expenses of approximately $2.6 million, primarily to expand our Europe and Asia sales team. In addition to the increases in personnel, product marketing and advertising expenses increased by approximately $1.5 million which consists primarily of advertising and marketing programs entered with certain carriers to promote our products, and sales and marketing overhead costs increased by approximately $400,000 for the six months ended June 30, 2007 as compared to the same period in 2006.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2007 increased approximately $900,000, or 11.7%, to $8.6 million compared to $7.7 million for the same period in 2006. The increase was primarily attributable to an increase in salary and related expenses of approximately $1.1 million, offset by a decrease of approximately $200,000 in professional service and legal fees during the six months ended June 30, 2007 as compared to the same period in 2006.

Interest income and expense. Interest income and expense increased by approximately $1.1 million for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to the increase in our average cash and marketable securities balances in 2007, as well as an increase in the average yields realized on our cash and marketable securities balances, which resulted in higher income as compared to the same period in 2006.

Other income (expense). Other income (expense) decreased by approximately $1.2 million for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to the decrease in our foreign exchange gains on our Euro denominated cash and receivable balances, and on our forward foreign exchange contracts.

Income tax expense (benefit). Income tax expense (benefit) of approximately $10.9 million for the six months ended June 30, 2007 consists of federal and state taxes at our estimated effective tax rate of approximately 38%. The difference between the federal and state statutory rate of 40% and our effective tax rate is due primarily to research and development credits generated in 2007 and a low effective state tax rate. This compares to an income tax benefit of $3.4 million recorded during the six months ended June 30, 2006. The income tax benefit and related deferred tax asset recorded during the six months ended June 30, 2006 was based on the expected annualized effective tax rate. The effective tax rate for the six months ended June 30, 2006 was approximately 73%. The difference between the federal and state statutory combined rate of 40% and our effective tax rate for 2006 was primarily due to the result of the impact of accounting for share-based compensation, for which certain share-based awards are treated as permanent differences.

Net income. For the six months ended June 30, 2007, we reported a net income of $18.1 million as compared to a net loss of $1.3 million for the same period in 2006. The increase in net income is due to the growth in revenue and overall profitability of the Company as discussed above.

Liquidity and Capital Resources

As of June 30, 2007, we had working capital of $137.6 million and approximately $119.2 million in cash and cash equivalents and short-term and long-term marketable securities, which is an increase of approximately $35.0 million from $84.2 million at December 31, 2006.

Historical Cash Flows

Net cash provided by (used in) operating activities. Net cash provided by operating activities was approximately $20.4 million for the six months ended June 30, 2007 compared to net cash used in operating activities of $3.3 million for the same period in 2006. Net cash provided by operating activities in 2007 was primarily attributable to the net income of $18.1 million, a $6.6 million decrease in accounts receivable, a $7.3 million increase in other accrued liabilities, $5.0 million in non-cash share-based compensation expense, $4.9 million of non-cash depreciation and amortization expense, primarily offset by a $12.4 million decrease in accounts payable, a $4.8 million excess tax benefits from stock options exercised, and a $3.9 million increase in net inventory. Net cash used in operating activities in 2006 was primarily attributable to the net loss of $1.3 million, a $7.3 million increase in accounts receivable, a $11.8 million decrease in accounts payable and $3.4 million in non-cash deferred tax benefit, primarily offset by a $5.7 million decrease in prepaid expenses and other assets, a $4.9 million decrease in inventories, $3.6 million of non-cash depreciation and amortization expense, $4.7 million in non-cash share-based compensation expense, and a $1.1 million increase in accrued liabilities.

Net cash (used in) provided by investing activities. Net cash used in investing activities for the six months ended June 30, 2007 was approximately $29.2 million compared to net cash provided by investing activities of $4.5 million during the same period in 2006. Net cash used in investing activities in 2007 was primarily due to purchases of property and equipment of $11.1 million, and net purchases of securities of $18.1 million. Net cash provided by investing activities in 2006 was primarily due to net maturities/sales of securities of $7.8 million offset by purchases of property and equipment of $3.2 million.

Net cash provided by (used in) financing activities. Net cash provided by financing activities for the six months ended June, 2007 was approximately $25.7 million, compared to $7.2 million used in financing activities during the same period in 2006. Net cash provided by financing activities in 2007 was primarily due to proceeds received from the exercise of stock options of approximately $20.9 million, and tax benefits from stock options exercised of approximately $4.8 million. Net cash used in financing activities in 2006 was due to payments on our revolving credit facility of approximately $5.0 million, and payments on the capital lease obligations of approximately $3.9 million, offset by $1.1 million of proceeds received from the exercise of common stock options and $600,000 of excess tax benefits from stock options exercised.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at June 30, 2007, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$982	$1,832	$1,874	$1,916	$90	$—	$6,694
Capital leases	52	104	104	104	104	44	512
Committed purchase orders	75,287	—	—	—	—	—	75,287

Total contractual obligations	$76,321	$1,936	$1,978	$2,020	$194	$44	$82,493

As a result of our adoption of FIN 48, we increased our liability for uncertain tax benefits, including interest, as of January 1, 2007 by approximately $3.7 million. Our tax liability for uncertain tax benefits is not included in our table of contractual obligations and commercial commitments as we cannot reasonably estimate the timing of future payments with respect to this liability.

Other Liquidity Needs

During the next twelve months we plan to incur approximately $15.0 million to $18.0 million for the acquisition of capital expenditures and additional licenses. In addition, certain of our operating leases related to consolidated facilities obligate us to pay an aggregate of approximately $166,000, net of sublease income, over the next 3 months. This obligation is included in the operating lease commitments in the above table.

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

Risks Related to Our Business

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006 and subsequent reports on Forms 8-K and 10-Q. The risks and uncertainties described below are those that we currently deem to be material, and do not represent all of the risks that we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may in the future arise or become material and impair our business operations. If any of the following risks actually occurs, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. You should also refer to the other information contained in this Form 10-Q, including our financial statements and the related notes.

The market for wireless broadband data access products is highly competitive, and we may be unable to compete effectively.

The market for wireless broadband data access products is highly competitive, and we expect competition to continue to increase and intensify. Many of our competitors or potential competitors have significantly greater financial, technical, operational and marketing resources than we do. These competitors, for example, may be able to respond more rapidly or more effectively than we can to new or emerging technologies, changes in customer requirements, supplier related developments, or a shift in the business landscape. They also may devote greater resources than we do, or than we can, to the development, promotion, sale, and post- sale support of their respective products.

Many of our current or potential competitors have more extensive customer bases and broader customer, supplier and other industry relationships that they can leverage to establish competitive dealings with many of our current and potential customers. Some of these companies also have more established and larger customer support organizations than we do. In addition, these companies may adopt more aggressive pricing policies or offer more attractive terms to customers than they currently do or than we are able to, may bundle their competitive products with broader product offerings and may introduce new products and enhancements. Current and potential competitors might merge or otherwise establish cooperative relationships among themselves or with third parties to enhance their products or market position. As a result, it is possible that new competitors or new or otherwise enhanced relationships among existing competitors may emerge and rapidly acquire significant market share to the detriment of our business.

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

We expect our competitors to continue to improve the features and performance of their current products and to introduce new products, services and technologies. Successful new product introductions or enhancements by our competitors could reduce our sales and the market acceptance of our products, cause intense price competition and make our products obsolete. To be competitive, we must continue to invest significant resources (financial, human and otherwise) in, among other things, research and development, sales and marketing, and customer support. We cannot be sure that we will have or continue to have sufficient resources to make these investments and resource allocations or that we will be able to make the technological advances necessary for our products to remain competitive. Increased competition could result in price reductions, fewer or smaller customer orders, reduced margins and loss of our market share. Our failure to compete successfully could seriously harm our business, financial condition and results of operations.

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

The development of new wireless data products requires technological innovation and can be difficult, lengthy and costly. In addition, wireless operators require that wireless data systems deployed on their networks comply with their own technical and product performance standards, which may differ from the standards our products are required to meet for other operators. This increases the complexity of the product development and customer approval process. In addition, as we introduce new versions of our existing products or new products altogether, our current customers may not require or desire the technological innovations of these products and may not purchase them or might purchase them in smaller quantities than we had expected.

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

A significant portion of our revenue comes from a small number of customers. Two customers accounted for 33.5% and 33.1% of revenues for the six months ended June 30, 2007. Two customers accounted for 43.9%, and 13.6% of revenues for the six months ended June 30, 2006. Similarly, our revenue could be adversely affected if we are unable to retain the level of business of any of our significant customers or if we are unable to diversify our customer base. We expect that a small number of customers will combine to account for a substantial amount of our revenue for the foreseeable future.

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

The success of our business depends, in part, on the capacity, affordability, reliability and prevalence of wireless data networks provided by wireless telecommunications operators and on which our products operate. Currently, various wireless telecommunications operators, either individually or jointly with us, sell our products in connection with the sale of their wireless data services to their customers. Growth in demand for wireless data access may be limited if, for example, wireless telecommunications operators cease or materially curtail operations, fail to offer services which customers consider valuable and at acceptable prices, fail to maintain sufficient capacity to meet demand for wireless data access, delay the expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services or fail to market their services effectively. In addition, our future growth depends on the successful deployment of next generation wireless data networks provided by third parties, including those networks for which we are currently developing products. If these next generation networks are not deployed or widely accepted, or if deployment is delayed, there will be no market for the products we are developing to operate on these networks. If any of these events occurs, or if for any other reason the demand for wireless data access fails to grow, sales of our products will decline or remain stagnant and our business could be harmed.

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

We currently outsource our manufacturing to LG Innotek and IAC. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenues and our competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of our products may be harmed. None of our third-party manufacturers is obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order which we may submit to them from time to time and which has been duly accepted. Therefore, such a third-party manufacturer could at any time and at its sole election decline to accept new purchase orders from us or otherwise reduce its respective business with us. If such a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely basis, which would adversely impact our operations. In addition, if a third-party manufacturer were to negatively change the payment and other terms under which it agrees to manufacture for us and we are unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase.

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

We have historically placed purchase orders with our manufacturers at least three months prior to the scheduled delivery of the finished goods to our customer. In some instances, due to the length of component lead times, we might need to place manufacturing orders on the basis of our receipt of a good-faith but non-binding customer forecast of the quantity and timing of the customer’s expected purchases from us. Accordingly, if we inaccurately anticipate customer demand for our products, we might be unable to obtain adequate quantities of components to meet our customers’ delivery requirements or, alternatively, we might accumulate excess inventory that we are unable to timely resell, if at all. Our operating results and financial condition have been in the past and may in the future be materially adversely affected by our ability to manage our inventory levels and respond to short-term or unexpected shifts in customer demand as to quantities or the customer’s product delivery schedule.

We depend on sole source suppliers for some components used in our products, and therefore the availability and sale of those finished products would be harmed if any of these suppliers is not able to meet our demand and in accordance with our production schedule and alternative suitable components are not available on acceptable terms, if at all.

Our products contain a variety of components, many of which are procured from single suppliers. These components include both tooled parts and industry-standard parts, many of which are also used in cellular telephone handsets. From time to time, certain components used in our products have been in short supply worldwide or their anticipated commercial introduction has been delayed. If there is a shortage of any such components, and we cannot obtain a commercially and technologically suitable substitute or make sufficient and timely design or other product modifications to permit the use of such a substitute, we may not be able to timely deliver sufficient quantities of our products to satisfy demand. Moreover, if we locate a substitute and its price is prohibitive, our ability to maintain cost-effective production of our products would be seriously harmed.

Others might claim that our products, or components within our products, infringe on their respective intellectual property rights, which may result in substantial costs, diversion of resources and management attention, harm to our reputation or interference with our current or prospective customer relations.

It is possible that other parties may claim that we or our suppliers have violated their respective intellectual property rights. An infringement claim, regardless of the merits or success of the claim, could result in substantial costs, diversion of resources and management attention and harm to our reputation. Infringement claims can be difficult and costly to verify and assess. A successful infringement claim against us could cause us to be liable for damages and litigation costs. In addition, a successful infringement claim could have other negative consequences, including prohibiting us from further use of the intellectual property or causing us to have to license the intellectual property, thereby incurring licensing fees, some of which could be retroactive. Upon the occurrence of a successful infringement claim, we may also have to develop a non-infringing alternative, which if available could be costly, and delay or prevent sales of our products.

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

In addition to our manufacturing activities in Asia, a significant portion of our sales activity takes place in Europe. In addition, a significant portion of our research and development staff is located in Canada. Our international sales accounted for approximately 22% of our revenue for the six months ended June 30, 2007 and 31% for the six months ended June 30, 2006. Although our experience in marketing, selling, distributing and manufacturing our products and services internationally is limited, we expect to further expand our international sales and marketing activities in the future. Consequently, we are subject to certain risks associated with doing business abroad, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At June 30, 2007, we had $119.2 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $51.6 million of our cash and cash equivalents at June 30, 2007, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $67.6 million of our investments by approximately $700,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of operations until the investment is sold or until the reduction in fair value was determined to be other than temporary.

Foreign Currency Exchange Rate Risk

During the six months ended June 30, 2007, approximately $31.0 million of our sales transactions were denominated in Euros. In order to hedge against the short-term impact of foreign currency fluctuations on our accounts receivable balances we have entered into forward foreign exchange contracts. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. If foreign currency rates were to fluctuate by 10% from rates at June 30, 2007, our financial position, results of operations and cash flows would not be materially affected. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

All of our outstanding foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. As of June 30, 2007 the total amount of outstanding forward contracts amounted to 11 million Euros. During the six months ended June 30, 2007 we recorded an unrealized gain of approximately $200,000 on our forward contracts. In addition, we recorded approximately $200,000 of foreign currency gains related to our foreign currency receivable and cash balances denominated in Euros recorded in other income and expense during the six months ended June 30, 2007.

Revenues generated outside the United States, as a percentage of total revenues were approximately 22% for the six months ended June 30, 2007 and 31% for the same period in 2006. Significant fluctuations in foreign exchange rates could impact future operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting. An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of any change in our internal controls over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any change in our internal controls over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 1A. Risk Factors.

See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks Related to our Business.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

On June 21, 2007, we held our annual meeting of stockholders at which our stockholders voted upon (i) the election of one nominee to our board of directors to serve a three-year term that expires at our 2010 annual meeting of stockholders; (ii) approval of an amendment to our Novatel Wireless, Inc. 2000 Stock Incentive Plan, as amended and restated to date, to increase the number of shares reserved for issuance under the plan by 2,000,000; (iii) approval of an amendment to our Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan, as amended and restated to date, to increase the number of shares reserved for issuance under the plan by 250,000; and (iv) ratification of the appointment of KPMG as our Independent Registered Public Accountants for the fiscal year ending December 31, 2007.

Our stockholders elected Mr. Greg Lorenzetti to a three-year term as a member of our board of directors and the other proposals passed. The number of votes cast for, against or withheld, abstentions and broker non-votes with respect to each matter voted upon is set forth below. Additional information regarding the matters submitted to a vote of our security holders at our 2007 annual meeting may be found in our definitive proxy statement filed with the Securities and Exchange Commission on April 30, 2007.

	For	Against/ Withheld	Abstentions	Broker non-votes
1 Election of Greg Lorenzetti	25,214,021	—	2,864,174	—
2 Increase the number of shares reserved for issuance under the Stock Incentive Plan	11,927,799	11,320,917	38,017	4,791,462
3 Increase the number of shares reserved for issuance under the Employee Stock Purchase Plan	21,335,152	1,914,541	37,040	4,791,462
4 Ratification of Appointment of Registered Independent Public Accountants	27,977,016	83,625	17,554	—

The directors whose terms continued after the annual meeting are Messrs. Werner, Pudwill and Leparulo.

Item 5. Other Information.

On June 21, 2007, at our annual meeting of stockholders, our stockholders voted to amend our 2000 Stock Incentive Plan (Incentive Plan) and our 2000 Employee Stock Purchase Plan (ESPP) by increasing the number of shares reserved for issuance under each such plan. Pursuant to such approved amendments, 2,000,000 additional shares were reserved for issuance under the Incentive Plan and 250,000 additional shares were reserved for issuance under the ESPP, effective as of June 21, 2007. Our Incentive Plan and our ESPP are attached to this Form 10-Q as Exhibit 10.1 and 10.2, respectively.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.5	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.4	Form of Preferred Stock and Warrant Purchase Agreement entered into in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 18, 2002).

4.5	Registration Rights Agreement dated as of September 12, 2002 by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.6	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.7	Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.8	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

Exhibit Number	Description
4.9	Registration Rights Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.10	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan.

10.2	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan.

31.1	Certification of our Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2007	Novatel Wireless, Inc.

	By:	/s/ BRAD WEINERT
Brad Weinert President (principal executive officer)