Form 10-Q
period 2007-09-30
NOVATEL WIRELESS INC
filed 2007-11-09
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of November 2, 2007 was 32,521,597.

As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “Novatel Wireless” refer to Novatel Wireless, Inc., a Delaware corporation and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. These forward-looking statements include, but are not limited to, statements regarding: future demand for access to wireless data and factors affecting that demand; the future growth of wireless wide-area networking and factors affecting that growth; changes in commercially adopted wireless transmission standards and technologies; growth in third generation, or 3G, infrastructure spending; the sufficiency of our capital resources; the effect of changes in accounting standards and in aspects of our critical accounting policies; the utilization of our net operating loss carryforwards; and our general business and strategy, including plans and expectations relating to technology, product development, strategic relationships, customers, manufacturing, service activities and international expansion. The words “may,” “estimate,” “anticipate,” “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar words and phrases indicating future results are also intended to identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements as of the date of this report. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. You should carefully review and consider the various disclosures in this report regarding factors that could cause actual results to differ materially from anticipated results, including those factors under the caption “Risks Related to Our Business” of this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

Trademarks

“Novatel Wireless,” the Novatel Wireless logo, “Merlin,” “MobiLink,” “Expedite,” “Ovation” and “Conversa” are trademarks of Novatel Wireless, Inc. Other trademarks, trade names or service marks used in this report are the property of their owners.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,060	$34,612
Marketable securities	57,349	48,071
Accounts receivable, net of allowance for doubtful accounts of $149 in 2007 and $631 in 2006	70,586	47,774
Inventories	22,441	25,662
Deferred tax assets, net	5,931	5,931
Prepaid expenses and other	3,613	3,344

Total current assets	226,980	165,394

Property and equipment, net	22,831	15,501
Marketable securities	5,706	1,479
Intangible assets, net	1,452	2,411
Deferred tax assets, net	8,499	6,630
Other assets	275	230

	$265,743	$191,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,900	$39,346
Accrued expenses	21,394	16,158
Accrued income taxes	9,303	1,905

Total current liabilities	64,597	57,409
Capital lease obligations, long-term	353	—

Total liabilities	64,950	57,409

Commitments and contingencies
Stockholders’ equity:
Series A and B Preferred stock; par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock; par value $0.001; 50,000 shares authorized; 32,464 and 29,743 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	33	30
Additional paid-in capital	395,390	356,138
Accumulated other comprehensive income (loss)	9	(31)
Accumulated deficit	(194,639)	(221,901)

Total stockholders’ equity	200,793	134,236

	$265,743	$191,645

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$104,616	$55,143	$311,891	$140,956
Cost of revenue	73,604	40,796	216,266	106,182

Gross margin	31,012	14,347	95,625	34,774

Operating costs and expenses:
Research and development	9,703	8,714	28,622	22,549
Sales and marketing	4,858	3,724	15,550	9,919
General and administrative	3,855	3,685	12,466	11,415

Total operating costs and expenses	18,416	16,123	56,638	43,883

Operating income (loss)	12,596	(1,776)	38,987	(9,109)
Other income (expense):
Interest income and expense, net	1,716	751	3,958	1,917
Other income (expense), net	136	(302)	510	1,229

Income (loss) before taxes	14,448	(1,327)	43,455	(5,963)
Income tax expense (benefit)	5,253	(432)	16,193	(3,817)

Net income (loss)	$9,195	$(895)	$27,262	$(2,146)

Per share data:
Net income (loss) per share:
Basic	$0.29	$(0.03)	$0.88	$(0.07)
Diluted	$0.28	$(0.03)	$0.86	$(0.07)
Weighted average shares used in computation of basic and diluted net income (loss) per share:
Basic	32,255	29,672	31,008	29,532
Diluted	32,954	29,672	31,605	29,532

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$27,262	$(2,146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,869	5,772
Inventory provision	2,274	1,419
Provisions for bad debts	92	—
Share-based compensation expense	6,571	7,399
Excess tax benefits from stock options exercised	(8,832)	(617)
Deferred tax benefit	—	(3,817)
Changes in assets and liabilities:
Accounts receivable, net	(22,904)	(11,038)
Inventories	947	4,593
Prepaid expenses and other assets	(312)	5,314
Accounts payable	(5,446)	(5,897)
Accrued expenses and income taxes	10,675	1,771

Net cash provided by operating activities	18,196	2,753

Cash flows from investing activities:
Purchases of property and equipment	(13,770)	(6,115)
Purchases of intangible assets	—	(500)
Purchases of securities	(67,138)	(43,939)
Securities maturities/sales	53,670	51,542

Net cash (used in) provided by investing activities	(27,238)	988

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	32,684	1,592
Excess tax benefits from stock options exercised	8,832	617
Payments on line of credit	—	(5,000)
Principal payments under capital lease obligations	(26)	(3,891)

Net cash provided by (used in) financing activities	41,490	(6,682)

Net increase (decrease) in cash and cash equivalents	32,448	(2,941)
Cash and cash equivalents, beginning of period	34,612	36,653

Cash and cash equivalents, end of period	$67,060	$33,712

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$45	$105
Income taxes	$1,829	$383
Supplemental disclosures of non-cash financing activities:
Capital lease obligations (See Note 5)	$468	$—

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

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

2. Balance Sheet Details

Marketable Securities

As of September 30, 2007, unrealized losses of $10,000 are included in accumulated other comprehensive loss. The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following as of September 30, 2007 (in thousands):

	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of Deposit	1 or less	$1,699	$2	$—	$1,701
Asset backed	1 or less	9,620	13	—	9,633
Commercial paper	1 or less	12,252	—	—	12,252
Corporate debentures/bonds	1 or less	33,787	—	(24)	33,763

Total short-term marketable securities		57,358	15	(24)	57,349

Asset backed	1 to 2	1,676	6	—	1,682
Corporate debentures/bonds—long-term marketable securities	1 to 2	4,031	—	(7)	4,024

Total long-term marketable securities		5,707	6	(7)	5,706

		$63,065	$21	$(31)	$63,055

At September 30, 2007, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be other than temporary for more than 12 months. Because the Company’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, the Company believes that the unrealized losses at September 30, 2007 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

Inventories

Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Finished goods	$21,794	$25,059
Raw materials and components	647	603

	$22,441	$25,662

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Royalties	$8,079	$6,754
Payroll and related	5,430	4,947
Product warranty	2,611	1,464
Price protection, marketing fund and sales returns allowance	1,400	269
Professional fees	1,217	683
Deferred rent	891	969
Other	1,766	1,072

	$21,394	$16,158

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

In May 2006, the Compensation Committee of the Board of Directors also awarded 7,500 shares of restricted stock to each of the existing 5 non-employee directors (for a total of 37,500 shares) at a fair value of $10.61 per share. 2,500 shares of each grant vests annually each May, commencing in 2007, so long as the director is serving on such date. The Company estimated the aggregate fair value of these awards to the non-employee directors at approximately $400,000, which is being amortized to compensation expense ratably over a three year period. In November 2006, 7,500 shares of restricted stock were forfeited upon termination of service by a non-employee director due to his death. In May 2007, one-third of the outstanding restricted stock awards granted to non-employee directors had vested in accordance with the conditions of the grant. On June 21, 2007, 10,000 shares of restricted stock were forfeited upon termination of service by two such directors, effective upon the conclusion of our annual meeting on that date.

Share-Based Compensation under SFAS No. 123(R)

Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors.

The Company included the following amounts for share-based compensation awards in the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue	$135	$149	$515	$338
Research and development	574	598	1,808	1,686
Sales and marketing	398	531	1,386	1,518
General and administrative	494	1,468	2,862	3,857

Totals	1,601	2,746	6,571	7,399
Tax effect on share-based compensation	(527)	(856)	(1,720)	(4,246)

Net effect on net income (loss)	$1,074	$1,890	$4,851	$3,153

Effect on earnings per share:
Basic	$(0.03)	$(0.06)	$(0.16)	$(0.11)
Diluted	$(0.03)	$(0.06)	$(0.15)	$(0.11)

4. Credit Facility

In 2005, the Company entered into a two-year $25.0 million secured revolving credit facility (“the Credit Agreement”). The Credit Agreement was entered into with Bank of America, N.A., as Administrative Agent, who was granted a first priority blanket lien on substantially all the Company’s assets in order to secure repayment of outstanding indebtedness under the Credit Agreement. At the Company’s option, borrowings under the Credit Agreement will bear interest at either the London Interbank Offering Rate (LIBOR) plus 100-150 basis points depending on the level of borrowing under the Credit Agreement, or at the prime rate plus 50 basis points (8.25% at September 30, 2007). The Credit Agreement further contains certain customary restrictive financial and operating covenants which, among other things, require the Company to (i) maintain minimum financial performance requirements as measured by the Company’s income or loss before taxes, (ii) limit the levels of certain indebtedness and capital expenditures, and (iii) maintain a minimum liquidity ratio. In the event that a default were to occur under the Credit Agreement which was not subsequently cured or waived, then repayment in full of all the borrowings then outstanding could become immediately due and payable. Such events of default include, without limitation, failing to pay borrowed amounts when due, failing to adhere to agreed upon financial covenants or failing to notify Bank of America of the occurrence of an event that could reasonably be expected to result in a material adverse effect upon the Company. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit and certain permitted acquisitions and investments. As of September 30, 2007, the Company had no outstanding balance under the Credit Agreement and was in compliance with all covenants of the Credit Agreement.

5. Capital Lease Obligations

In June 30, 2007, the Company purchased equipment under capital leases for approximately $468,000.

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2007 (in thousands):

For the Periods Ending December 31,	Amount
Remainder of 2007	$26
2008	104
2009	104
2010	104
2011	104
Thereafter	44

Total minimum lease payments	486
Less: amounts representing interest	(47)
Present value of net minimum lease payments	439
Less: current portion	(86)

Long-term portion	$353

6. Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States, Canada, and Europe. The amount of the Company’s assets in the United States, Canada and Europe as of September 30, 2007 were $254.9 million, $8.8 million, and $2.0 million, respectively, and as of December 31, 2006 were $172.8 million, $18.0 million, and $800,000, respectively.

For the three months ended September 30, 2007, approximately 26% of revenues were derived from international customers (Europe/Middle East/Africa 24% and Asia/Australia 2%) as compared to approximately 26% of revenues derived from international customers (Europe/Middle East/Africa 25% and Asia/Australia 1%) for the three months ended September 30, 2006. For the nine months ended September 30, 2007, approximately 23% of revenues were derived from international customers (Europe/Middle East/Africa 21% and Asia/Australia 2%) as compared to approximately 29% of revenues derived from international customers (Europe/Middle East/Africa 27% and Asia/Australia 2%) for the nine months ended September 30, 2006.

Concentrations of Risk

Substantially all of the Company’s revenues are derived from the sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue is derived from a small number of customers. Three customers accounted for 35%, 27% and 10% of revenues for the nine months ended September 30, 2007. Two customers accounted for 40% and 18% of revenues for the nine months ended September 30, 2006.

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

The following table sets forth the computation of diluted weighted-average common and potential common shares outstanding for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	32,255	29,672	31,008	29,532
Effect of dilutive securities:
Warrants	108	—	93	—
Restricted Shares	6		3	—
Options	585	—	501	—

Diluted weighted average common and potential common shares outstanding	32,954	29,672	31,605	29,532

Weighted average options and warrants to purchase a total of 407,798, and 426,284 shares of common stock for the three and nine months ended September 30, 2007, respectively, and 3,236,534 and 4,353,127 shares of common stock for the three and nine months ended September 30, 2006, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

In December 2006, the Company filed a complaint in U.S. District Court for the Southern District of California against a former supplier seeking damages for breach of contract. In March 2007, the supplier filed a counter claim against the Company. During the three months ended September 30, 2007, the Company settled all claims with the supplier. The results of this settlement did not have a material impact on the Company’s financial position or results of operations.

9. Comprehensive Income

Comprehensive income includes net income, tax benefits from stock options exercised, and unrealized gains and losses on marketable securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

Comprehensive income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$9,195	$(895)	$27,262	$(2,146)
Unrealized gain on cash equivalents and marketable securities	6	159	39	322
Tax benefits from stock options exercised	4,054	—	8,832	617

Comprehensive income (loss)	$13,255	$(736)	$36,133	$(1,207)

10. Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation

No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The interpretation was effective upon initial adoption of FIN 48.

The Company adopted the provisions of FIN 48 on January 1, 2007, and subsequently implemented the guidance of FSP FIN 48-1 with no impact on its consolidated financial statements as the Company had applied FIN 48 in a manner consistent with the provisions of FSP FIN 48-1. As a result of the implementation of FIN 48, the Company recognized a $2.0 million increase in the liability for unrecognized tax benefits. The total liability for unrecognized tax benefits as of the date of adoption was $3.7 million, including the $2.0 million increase in liability upon adoption. The total liability for the unrecognized tax benefit has increased by $4.8 million since adoption resulting in a total liability of $8.5 million as of September 30, 2007.

The total liability for unrecognized tax benefits as of January 1, 2007 was $3.7 million and, if recognized, would affect the effective tax rate. This includes $1.7 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

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

Overview and Background

We are a leading provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products includes 3G wireless PC card and ExpressCard modems, embedded modems, Fixed-Mobile Convergence, or FMC, and communications software solutions for wireless network operators, laptop PC and other original equipment manufacturers, or OEMs, infrastructure providers and distributors. Through the integration of our hardware and software, our products are designed to operate on a majority of wireless networks in the world and provide mobile subscribers with secure and convenient high speed access to the Internet and enterprise networks. We also offer software engineering, integration and design services to our customers to facilitate the use of our products.

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

Revenue. We believe that our revenue growth will be influenced largely by the speed and breadth of the increase in demand for wireless access to data through the use of next generation networks including demand for 3G products and 3G data access services, particularly in Europe, North America and Asia; customer acceptance for our new products that address these markets; and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	demand for broadband access services and networks;

•	use of the Internet;

•	rate of change to new products;

•	loss of significant customers;

•	the availability of raw materials or components from suppliers;

•	declines in application service providers, or ASPs;

•	increase in competition;

•	timing of deployment of 3G networks by carriers;

•	drop in demand for our products, and

•	changes in technologies.

We began shipping our first 3G products in December 2003 and anticipate introducing additional 3G and next-generation products in the future. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Dell, QUALCOMM, Sprint PCS, Verizon Wireless and Vodafone and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Our strategic relationships include technology and marketing relationships with wireless operators, OEM customers that integrate our products into other devices, distributors and leading hardware and software technology providers.

Cost of Revenue. We currently outsource our manufacturing operations to LG Innotek Co., Ltd., or LG Innotek, and Inventec Appliances Corporation. In addition, we currently outsource certain distribution and fulfillment services related to our business in Europe, the Middle East and Africa to Mobiltron (Europe) Limited, or Mobiltron. All costs associated with these manufacturers and Mobiltron are included in our cost of revenue. Cost of revenue also includes warranty costs, amortization of intangible licenses, royalties based on a percentage of revenue, operations group expenses, costs related to development services and costs related to inventory adjustments, including write-downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. We expect to continue to outsource our manufacturing operations, and as our business grows we expect our manufacturing activity to increase.

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

Revenue Recognition. Our revenue is generated from the sale of wireless modems to wireless operators, OEM customers and distributors. Revenue from product sales is recognized upon the later of transfer of title or shipment of the product to the customer. For product sales with acceptance conditions based upon the passage of contractually specified time periods, revenue is recognized upon the earlier of such time that the acceptance period expires or is waived by our customers upon request. We grant price protection provisions to certain customers and track pricing and other terms offered to customers buying similar products to assess compliance with these provisions. We establish allowances for estimated product returns and price protection in the period in which revenue is recognized. In estimating future product returns, we consider various relevant factors, including our stated return policies and practices, and historical trends. We recognize revenue in accordance with Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, which provides guidance on the application of U.S. generally accepted accounting principles to selected revenue recognition issues.

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

We actively engage in product improvement programs and processes to limit our warranty costs, but our warranty obligation is affected by the complexity of our product, product failure rates and costs incurred to correct those product failures. The industry in which we operate is subject to rapid technological change, and as a result, we periodically introduce newer, more complex products. We have not experienced significant variances in the past between our estimated and actual warranty costs. Depending on the quality of our product design and manufacturing, actual product failure rates or actual warranty costs could be materially greater than our estimates, which could harm our financial condition and results of operations.

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

Foreign Exchange Forward Contracts. We use foreign exchange forward contracts to hedge the economic exposure associated with accounts receivable balances denominated in Euros. Our forward contracts do not qualify as accounting hedges. We mark-to-market the forward contracts and include unrealized gains and losses in the current period as a component of other income (expense). As of September 30, 2007, the total amount of outstanding forward contracts amounted to $17.7 million Euros.

Share-based Compensation. We grant stock options, restricted stock, and restricted stock units to our employees and non-employee directors under our current stock plan. The benefits provided under this plan are share-based payments subject to the provisions of SFAS No. 123(R). Effective January 1, 2006, we adopted the requirements of SFAS No. 123(R) which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. As a result of this accounting requirement, our consolidated financial statements include compensation expense as calculated per the provisions of SFAS No. 123(R). Share-based compensation was $1.6 million and $6.6 million for the three and nine months ended September 30, 2007, respectively, and $2.7 million and $7.4 million for the three and nine months ended September 30, 2006, respectively.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue. Revenue for the three months ended September 30, 2007 increased $49.5 million, or 89.8%, to $104.6 million compared to $55.1 million for the same period in 2006. The overall increase in revenue was primarily attributable to an increase in demand for our EV-DO and HSDPA ExpressCards and Embedded Modules, and our EV-DO and HSUPA FMC products. The increase in EV-DO product sales for the three months ended September 30, 2007 compared to the same period in 2006 was approximately $35.4 million. The increase in our HSDPA/HSUPA product sales for the three months ended September 30, 2007 compared to the same period in 2006 was approximately $14.1 million.

Cost of revenue. Cost of revenue for the three months ended September 30, 2007 increased $32.8 million, or 80.4%, to $73.6 million compared to $40.8 million for the same period in 2006. The increase in cost of revenue was primarily related to an increase in product cost of $29.1 million due to the increase in product sales. The remaining increase in cost of revenue primarily consisted of an increase of approximately $1.8 million in royalty costs for intellectual property licenses, an increase of approximately $700,000 related to depreciation of production equipment procured during 2007 to increase manufacturing capacity, an increase in manufacturing overhead costs of approximately $600,000, and an increase of approximately $600,000 in freight and distribution costs during the three months ended September 30, 2007 compared to the same period in 2006.

Gross margin. Gross margin for the three months ended September 30, 2007 increased by $16.7 million, or 116.8%, to $31.0 million compared to $14.3 million for the same period in 2006. The increase was primarily attributable to the changes in revenue and cost of revenue as discussed above. Gross margin as a percentage of revenue increased to 29.6% for the three months ended September 30, 2007 compared to 26.0% for same period in 2006. The increase in gross margin as a percentage of revenue was primarily attributable to the additional revenue that exceeded our fixed cost structure, and increased sales of EV-DO products, which carry higher margins than universal mobile terrestrial system, or UMTS, and HSDPA products.

Research and development expenses. Research and development expenses for the three months ended September 30, 2007 increased $1.0 million, or 11.5%, to $9.7 million compared to $8.7 million for the same period in 2006. The increase was primarily attributable to an increase in salary and related expenses of approximately $1.2 million, and approximately $300,000 related to research and development overhead costs. These increases were offset by a decrease of approximately $500,000 in outside services primarily related to product development certification costs during the three months ended September 30, 2007 as compared to the same period in 2006.

Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2007 increased approximately $1.2 million, or 32.4%, to $4.9 million compared to approximately $3.7 million for the same period in 2006. The increase was primarily a result of an increase in sales and marketing personnel resulting in increased salary and related expenses of approximately $1.3 million. Sales and marketing overhead expenses also increased by approximately $200,000, offset by a decrease in marketing expenses of approximately $200,000, and a decrease in SFAS No. 123(R) share-based compensation expense of approximately $100,000 for the three months ended September 30, 2007 as compared to the same period in 2006.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2007 increased approximately $200,000, or 5.4%, to $3.9 million compared to $3.7 million for the same period in 2006. The increase was primarily attributable to an increase in professional services and legal fees of approximately $600,000, salary and related expenses of approximately $500,000, building and utility expenses of approximately $300,000 related to additional office spaces leased due to continued company growth and travel and related expenses of approximately $100,000, offset by a decrease in share-based compensation expense of approximately $1.0 million, and a decrease in overhead costs of approximately $500,000 for the three months ended September 30, 2007 as compared to the same period in 2006.

Interest income and expense. Interest income and expense increased by approximately $1.0 million for the three months ended September 30, 2007 compared to the same period in 2006 primarily due to the increase in our average cash and marketable securities balances in 2007, as well as an increase in the average yields realized on our marketable securities and cash balances, which resulted in higher income as compared to the same period in 2006.

Other income (expense). Other income (expense) increased by approximately $400,000 for the three months ended September 30, 2007 compared to the same period in 2006 due to the increase in our foreign exchange gains on our Euro denominated receivable and cash balances, and on our forward foreign exchange contracts.

Income tax expense (benefit). Income tax expense (benefit) of approximately $5.3 million for the three months ended September 30, 2007 consisted of federal and state taxes at our estimated effective tax rate of approximately 36%. The difference between the federal and state statutory rate of 40% and our effective tax rate is due primarily to research and development credits generated in 2007 and a low effective state tax rate. This compares to an income tax benefit of approximately $400,000 recorded during the three months ended September 30, 2006. The income tax benefit and related deferred tax asset recorded during the third quarter of 2006 was based on the expected annualized effective tax rate. The effective tax rate for the three months ended September 30, 2006 was approximately 33%. The difference between the federal and state statutory combined rate of 40% and our effective tax rate for 2006 was primarily due to the decrease in our estimated 2006 tax rate to 64% during the third quarter as compared to our estimated 2006 tax rate of 73%.

Net income (loss). For the three months ended September 30, 2007, we reported net income of $9.2 million, as compared to a net loss of approximately $900,000 for the same period in 2006. The increase in net income was due to the growth in revenue and overall profitability of the Company as discussed above.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue. Revenue for the nine months ended September 30, 2007 increased $170.9 million, or 121.2%, to $311.9 million compared to $141.0 million for the same period in 2006. The overall increase in revenue was primarily attributable to an increase in demand for our EV-DO and HSDPA ExpressCards and Embedded Modules, and our EV-DO and HSUPA FMC products. The overall increase in EV-DO product sales for the nine months ended September 30, 2007 compared to 2006 was approximately $137.3 million. Our HSDPA/HSUPA product sales increased by approximately $33.6 million during the nine months ended September 30, 2007 compared to the same period in 2006.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2007 increased $110.1 million, or 103.7%, to $216.3 million compared to $106.2 million for the same period in 2006. The increase in cost of revenue was primarily related to an increase in product cost of $95.5 million due to the increase in product sales and new product introduction efforts. The remaining increase in cost of revenue primarily consists of approximately $6.7 million in royalty costs for intellectual property licenses, an increase in manufacturing overhead costs of approximately $2.5 million, an increase in freight and distribution costs of approximately $2.5 million due to the additional volume of products shipped, an increase of approximately $1.5 million related to the write-down of excess and obsolete inventory, and an increase of approximately $1.4 million related to depreciation expense of production equipment procured to increase manufacturing capacity during the nine months ended September 30, 2007 as compared to the same period in 2006.

Gross margin. Gross margin for the nine months ended September 30, 2007 increased by $60.9 million, or 175.0%, to $95.6 million compared to $34.8 million for the same period in 2006. The increase was primarily attributable to the increase in revenue as discussed above. Gross margin as a percentage of revenue increased to 30.7% for the nine months ended September 30, 2007 compared to 24.7% for the same period in 2006 primarily due to the additional revenue that exceeded our fixed cost structure, and increased sales of EV-DO products, which carry higher margins than UMTS and HSDPA products.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2007 increased $6.1 million, or 27.1%, to $28.6 million compared to $22.5 million for the same period in 2006. The increase was primarily attributable to an increase in salary and related expenses of approximately $3.8 million. Other increases consist of approximately $1.1 million related to an increase in building and utilities, approximately $700,000 in depreciation of capital equipment procured to support increased product development activities, approximately $400,000 in outside services primarily related to product development certification efforts, and approximately $100,000 in travel and related costs in 2007 as compared to the same period in 2006.

Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2007 increased approximately $5.7 million, or 57.6%, to $15.6 million compared to approximately $9.9 million for the same period in 2006. The increase was primarily due to additional sales and marketing personnel resulting in higher salary and related expenses of approximately $3.8 million. In addition to the increases in personnel expenses, product marketing and advertising expenses increased by approximately $1.4 million which consisted primarily of programs entered into with certain carriers to promote our products, and approximately $400,000 in travel and related costs for the nine months ended September 30, 2007 as compared to the same period in 2006.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2007 increased approximately $1.1 million, or 9.6%, to $12.5 million compared to $11.4 million for the same period in 2006. The increase was primarily attributable to an increase in salary and related expenses of approximately $1.7 million, building and utility expenses of approximately $1.3 million related to additional office spaces leased due to continued company growth, professional services and legal fees of approximately $500,000, travel and related expenses of approximately $200,000, and supplies expenditures of approximately $200,000. These costs were partially offset by a decrease in share-based compensation expense of approximately $1.0 million, and a decrease in overhead costs of approximately $1.8 million during the nine months ended September 30, 2007 as compared to the same period in 2006.

Interest income and expense. Interest income and expense increased by approximately $2.0 million for the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to the increase in our average cash and marketable securities balances in 2007, as well as an increase in the average yields realized on our cash and marketable securities balances, which resulted in higher income as compared to the same period in 2006.

Other income (expense). Other income (expense) decreased by approximately $700,000 for the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to the decrease in our foreign exchange gains on our Euro denominated cash and receivable balances, and on our forward foreign exchange contracts.

Income tax expense (benefit). Income tax expense (benefit) of approximately $16.2 million for the nine months ended September 30, 2007 consisted of federal and state taxes at our estimated effective tax rate of approximately 37%. The difference between the federal and state statutory rate of 40% and our effective tax rate was due primarily to research and development credits generated in 2007 and a low effective state tax rate. This compares to an income tax benefit of $3.8 million recorded during the nine months ended September 30, 2006. The income tax benefit and related deferred tax asset recorded during the nine months ended September 30, 2006 was based on the expected annualized effective tax rate. The effective tax rate for the nine months ended September 30, 2006 was approximately 64%. The difference between the federal and state statutory combined rate of 40% and our effective tax rate for 2006 was primarily due to the result of the impact of accounting for share-based compensation, for which certain share-based awards are treated as permanent differences.

Net income (loss). For the nine months ended September 30, 2007, we reported a net income of $27.3 million as compared to a net loss of $2.1 million for the same period in 2006. The increase in net income was due to the growth in revenue and overall profitability of the Company as discussed above.

Liquidity and Capital Resources

As of September 30, 2007, we had working capital of $162.4 million and approximately $130.1 million in cash and cash equivalents and short-term and long-term marketable securities, which is an increase of approximately $45.9 million from $84.2 million at December 31, 2006.

Historical Cash Flows

Net cash provided by operating activities. Net cash provided by operating activities was approximately $18.2 million for the nine months ended September 30, 2007 compared to net cash provided by operating activities of $2.8 million for the same period in 2006. Net cash provided by operating activities in 2007 was primarily attributable to the net income of $27.3 million, a $10.7 million increase in accrued expenses, $7.9 million of non-cash depreciation and amortization expense, $6.6 million in non-cash share-based compensation expense, and a $900,000 net increase in inventories which includes a $2.3 million inventory provision. These increases were offset by a $22.9 million increase in accounts receivable, an $8.8 million increase in excess tax benefits from stock options exercised, and a $5.4 million decrease in accounts payable. Net cash provided by operating activities in 2006 was primarily attributable to $7.4 million in non-cash share-based compensation expense, a $6.0 million decrease in our inventories including $1.4 million related to excess and obsolete inventory, $5.8 million of non-cash depreciation and amortization expense, a $5.3 million decrease in prepaid and other assets, a $1.8 million increase in accrued expenses. These increases were primarily offset by an $11.0 million increase in our accounts receivable balance, a $5.9 million decrease in our accounts payable balance, and a net loss of $2.1 million for the nine months ended September 30, 2006.

Net cash (used in) provided by investing activities. Net cash used in investing activities for the nine months ended September 30, 2007 was approximately $27.2 million compared to net cash provided by investing activities of approximately $1.0 million during the same period in 2006. Net cash used in investing activities in 2007 was primarily due to purchases of property and equipment of $13.8 million, and net purchases of securities of $13.5 million. Net cash provided by investing activities in 2006 was primarily due to the net maturities/sales of marketable securities of $7.6 million offset by purchases of property and equipment of $6.1 million, and purchases of intangible assets of $500,000.

Net cash provided by (used in) financing activities. Net cash provided by financing activities for the nine months ended September, 2007 was approximately $41.5 million, compared to $6.7 million used in financing activities during the same period in 2006. Net cash provided by financing activities in 2007 was primarily due to $32.7 million of proceeds from the exercise of stock options and $8.8 million of excess tax benefits from stock options exercised. Net cash used in financing activities in 2006 was primarily due to payments on our line of credit of $5.0 million, and payments on capital lease obligations of approximately $3.9 million, offset by $1.6 million of proceeds received from the exercise of common stock options and approximately $600,000 of excess tax benefits from stock options exercised.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at September 30, 2007, and the effect such obligations could have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$365	$2,195	$2,296	$2,350	$92	$—	$7,298
Capital leases	26	104	104	104	104	44	486
Committed purchase orders	34,193	102,578	—	—	—	—	136,771

Total contractual obligations	$34,584	$104,877	$2,400	$2,454	$196	$44	$144,555

As a result of our adoption of FIN 48, we increased our liability for uncertain tax benefits, including interest, as of January 1, 2007 to approximately $3.7 million. Our tax liability for uncertain tax benefits is not included in our table of contractual obligations and commercial commitments as we cannot reasonably estimate the timing of future payments with respect to this liability.

Other Liquidity Needs

During the next twelve months we plan to incur approximately $15.0 million to $18.0 million for the acquisition of property and equipment and additional licenses.

We believe that our available cash and investments, together with our operating cash flows and available borrowings under our line of credit facility, will be sufficient to fund operations, including the continued expansion of our sales and marketing team, the further development of our new products and the related increase in our general and administrative expenses, and to satisfy our working capital requirements and anticipated capital expenditures for the next twelve months. We expect that a significant source of funds in the future will be our operating cash flow. Our future revenue is dependent on us fulfilling our commitments under agreements with a small number of major customers. Our liquidity could be impaired if there is any interruption in our business operations, a material failure to satisfy these contractual commitments or a failure to generate additional revenue from new or existing products.

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

The market for wireless broadband data access products is highly competitive, and we may be unable to continue to compete effectively.

The market for wireless broadband data access products is highly competitive, and we expect competition to continue to increase and intensify. Many of our competitors or potential competitors have significantly greater financial, technical, operational and marketing resources than we do. These competitors, for example, may be able to respond more rapidly or more effectively than we can to new or emerging technologies, changes in customer requirements, supplier related developments, or a shift in the business landscape. They also may devote greater or more effective resources than we do, or than we can, to the development, promotion, sale, and post-sale support of their respective products and services.

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

We expect our competitors to continue to improve the features and performance of their current products and to introduce new products, services and technologies. Successful new product introductions or enhancements by our competitors could reduce our sales and the market acceptance of our products, cause intense price competition and make our products obsolete. To remain competitive, we must continue to invest significant resources (financial, human and otherwise) in, among other things, research and development, sales and marketing, and customer support. We cannot be sure that we will have or continue to have sufficient resources to make these investments and resource allocations or that we will be able to make the technological advances necessary for our products to remain competitive. Increased competition could result in price reductions, fewer or smaller customer orders, reduced margins and loss of our market share. Our failure to compete successfully could seriously harm our business, financial condition and results of operations.

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

Further, as part of our strategy, we enter into contracts with some customers pursuant to which we develop products for later sale to the customer. Our ability to generate future revenue and operating income under any such contracts depends upon, among other factors, our ability to timely develop products that are suitable for manufacturing in a cost effective manner and that meet defined product design, technical and performance specifications. Our ability to maximize the benefits of these contracts depends in part on the following:

•

We have priced the products to be sold under these contracts based on our estimated development, production and post-production customer support and warranty costs. If these or other related development, production or support costs are actually higher than our estimated costs, our gross margins and operating margins on the corresponding contracts will be less than anticipated.

•

If we are unable to commit the necessary engineering, program management and other resources or are otherwise unable to successfully develop products as required by the terms of these contracts, our customers might cancel the related contracts, we may not be entitled to recover any costs that we incurred for research and development, sales and marketing, production and otherwise, and we may be subject to additional costs such as contractual penalties.

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

A significant portion of our revenue comes from a small number of customers. Three customers accounted for 35%, 27%, and 10% of revenues for the nine months ended September 30, 2007. Two customers accounted for 40% and 18% of revenues for the nine months ended September 30, 2006. Similarly, our revenue could be adversely affected if we are unable to retain the level of business of any of our significant customers or if we are unable to diversify our customer base. We expect that a small number of customers will combine to account for a substantial amount of our revenue for the foreseeable future and any impairment of our relationship with these customers could adversely affect our business.

In addition, a majority of our current customers purchase our products pursuant to contracts that do not require them to purchase any specific minimum quantity of units other than the number of units ordered on an individual purchase order. Such customers have no contractual obligation to continue to purchase our products and if they do not continue to make purchases consistent with their historical purchase levels, our revenue would decline assuming we are unable to remedy this shortfall in full from other existing or new customers.

In light of the limited number of leading wireless operators and OEMs that form our primary customer base, most of whom are already customers, it would be difficult to replace lost revenue resulting from the loss of any significant existing customer or from a material reduction in the volume of business we conduct with any significant existing customer. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a limited number of customers, which dependence could adversely affect our operating results.

We have had to qualify, and are required to maintain our status, as a supplier for each of our customers. This is a lengthy process that involves the inspection and approval by each customer of our engineering, documentation, manufacturing and quality control procedures before that customer will place volume orders. Attempts to lessen the adverse effect of any loss of, or any material reduction in the volume of business we conduct with, any significant existing customer through the rapid addition of one or more new customers would be difficult because of these qualification requirements. Consequently, our business and operating results could be adversely affected by the loss of, or any material reduction in the volume of business we conduct with, any existing significant customer.

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

The success of our business depends, in part, on the capacity, affordability, reliability and prevalence of wireless data networks provided by wireless telecommunications operators and on which our products operate. Currently, various wireless telecommunications operators, either individually or jointly with us, sell our products in connection with the sale of their wireless data services to their customers. Growth in demand for wireless data access may be limited if, for example, wireless telecommunications operators cease or materially curtail operations, fail to offer services that customers consider valuable at acceptable prices, fail to maintain sufficient capacity to meet demand for wireless data access, delay the expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services or fail to market their services effectively. In addition, our future growth depends on the successful deployment of next generation wireless data networks provided by third parties, including those networks for which we are currently developing products. If these next generation networks are not deployed or widely accepted, or if deployment is delayed, there will be no market for the products we are developing to operate on these networks. If any of these events occurs, or if for any other reason the demand for wireless data access fails to grow, sales of our products will decline or remain stagnant and our business could be harmed.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business.

Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged beyond our ability to properly respond accordingly. We may also experience development, certification or production delays as we seek to meet increased demand for our products. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan then in effect and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

We currently rely on third parties to manufacture our products, which exposes us to a number of risks and uncertainties outside our control.

We currently outsource our manufacturing to LG Innotek and Inventec Appliances Corporation. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenues and our competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of our products may be harmed. None of our third-party manufacturers is obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order that we may submit to them from time to time and that has been accepted. Therefore, such a third-party manufacturer could under some circumstances decline to accept new purchase orders from us or otherwise reduce its respective business with us. If such a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost effective basis, which would adversely impact our operations. In addition, if a third-party manufacturer were to negatively change the payment and other terms under which it agrees to manufacture for us and we are unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase.

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

We might forecast our customer demand incorrectly and order the manufacture of excess or insufficient quantities of particular products.

We have historically placed purchase orders with our manufacturers at least three months prior to the scheduled delivery of the finished goods to our customer. In some instances, due to the length of component lead times, we might need to place manufacturing orders with our contract manufacturer on the basis of our receipt of a good-faith but non-binding customer forecast of the quantity and timing of the customer’s expected purchases from us. Accordingly, if the actual number of units that a customer orders from us on the subsequently issued purchase order differs materially from the number of units in respect of which we instructed our manufacturer to procure component parts, we might be unable to obtain in time adequate quantities of components to meet our customers’ binding delivery requirements or, alternatively, we might accumulate excess inventory that we are unable to timely use or resell, if at all. Our operating results and financial condition have been in the past and may in the future be materially adversely affected by our ability to manage our inventory levels and respond to short-term or unexpected shifts in customer demand as to quantities or the customer’s product delivery schedule.

We depend on sole source suppliers for some components used in our products, and therefore the availability and sale of those finished products would be harmed if any of these suppliers is not able to meet our demand and our production schedule and alternative suitable components are not available on acceptable terms, if at all.

Our products contain a variety of components, some of which are procured from single suppliers. These components include both tooled parts and industry-standard parts, some of which are also used in cellular telephone handsets. From time to time, certain components used in our products have been in short supply worldwide or their anticipated commercial introduction has been delayed. If there is a shortage of any such components, and we cannot obtain a commercially and technologically suitable substitute or make sufficient and timely design or other product modifications to permit the use of such a substitute, we may not be able to timely deliver sufficient quantities of our products to satisfy our contractual obligations and particular revenue expectations. Moreover, even if we timely locate a substitute part (or locate the originally specified component from a parts broker) and its price materially exceeds our costed bill of materials, then our results of operations would be adversely affected.

Others might claim that our products, or components within our products, infringe on their respective intellectual property rights, which may result in substantial costs, diversion of resources and management attention, harm to our reputation or interference with our current or prospective customer relations.

It is possible that other parties might claim that we or our suppliers have violated their respective intellectual property rights. An infringement or misappropriation claim, for example, regardless of the merits or success of the claim, could result in substantial costs to us, diversion of resources and management attention and harm to our reputation. Such claims can be difficult and costly to verify, assess and defend against. A successful infringement claim against us could cause us to be liable for damages and litigation costs. In addition, a finding of infringement on our part (or in some instances, our customer’s reasonable conclusion that a bona fide infringement claim is likely to be made) could have other negative consequences, including prohibiting us from further use of the intellectual property, causing us to have to modify our product, if possible, so it does not infringe, or causing us to have to license the intellectual property at issue, thereby incurring licensing fees, some of which could be retroactive. Upon the occurrence of a successful infringement claim, we may also have to develop a non-infringing alternative, which if available could be costly, and delay or prevent sales of our products.

Our business depends on our continued ability to license necessary third-party technology, and we may not be able to license necessary third-party technology or it may be expensive to do so.

We license technology from third parties for the development of our products. We have licensed from third parties, such as QUALCOMM, software, patents and other intellectual property for use in our products and from time to time we may elect or be required to license additional intellectual property. The license from QUALCOMM, for example, does not have a specified term and may be terminated by us or by QUALCOMM for cause or upon the occurrence of other specified events. There can be no assurance that we will be able to maintain our third-party licenses, that such licenses themselves will not be the subject of dispute or adverse litigation, or that additional third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to maintain or obtain third-party licenses required for our products or to develop new products and product enhancements could require us to seek to obtain substitute technology of lower quality or performance standards, if such exists, or at greater cost, which could seriously harm our competitive position, revenue and growth prospects.

We are subject to the risks of doing business abroad, which could negatively affect our international sales activities and our ability to obtain products from our foreign manufacturers.

In addition to our manufacturing activities in Asia, a significant portion of our sales activity takes place in Europe. In addition, a significant portion of our research and development staff is located in Canada. Our international sales accounted for approximately 23% of our revenue for the nine months ended September 30, 2007 and 29% for the nine months ended September 30, 2006. Although our experience in marketing, selling, distributing and manufacturing our products and services internationally is limited, we expect to further expand our international sales and marketing activities in the future. Consequently, we are subject to certain risks associated with doing business abroad, including:

•	difficulty in managing widespread sales, research and development operations and post-sales logistics and support;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets, and changes in diplomatic and trade relationships;

•	less effective protection of intellectual property and general exposure to different legal standards;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	increased expenses associated with customizing products for different countries;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	longer collection cycles and difficulties in collecting accounts receivable;

•	longer sales cycles;

•	international terrorism;

•	loss or damage to products in transit; and

•	international dock strikes or other transportation delays.

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

A significant amount of our revenues are generated from sales agreements denominated in foreign currencies, and we expect to enter into additional such agreements as we expand our international customer base. As a result, we are exposed to changes in foreign currency exchange rates, and we currently expect the absolute value of this exposure may increase in the future. In particular, fluctuations in the Euro currency may have a material impact on our future operating results and gross margins.

We attempt to manage this risk, in part, by minimizing the effects of volatility on cash flows by identifying forecasted transactions exposed to these risks and using foreign exchange forward contracts. Since there is a high correlation between the hedging instruments and the underlying exposures, the gains and losses on these underlying exposures are generally offset by reciprocal changes in the value of the hedging instruments. Nevertheless, there can be no assurance that we will not incur foreign currency losses or that foreign exchange forward contracts we may enter into to reduce the risk of such losses will be successful.

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

Our future quarterly operating results may fluctuate significantly and may fall short of or exceed the expectations of securities analysts, investors or management. If this occurs, the market price of our stock could fluctuate, in some cases materially. The following factors may cause fluctuations in our operating results:

•

Decreases in revenue or increases in operating expenses. We budget our operating expenses based on anticipated sales, and a significant portion of our sales and marketing, research and development and general and administrative costs are fixed, at least in the short term. If revenue decreases, due to pricing pressures or otherwise, or does not grow as planned and we are unable to reduce our operating costs quickly and sufficiently, our operating results could be materially adversely affected.

•

Product mix. The product mix of our sales affects profit margins in any given quarter. As our business evolves and the revenue from the product mix of our sales varies from quarter to quarter, our operating results will likely fluctuate in ways that might not be directly proportionate to the fluctuation in revenue.

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

•

Lengthy sales cycle. The length of time between the date of initial contact with a potential customer and the execution of and product delivery under a contract may take several months, or longer, and is subject to delays or interruptions over which we have little or no control. The sale of our products is subject to delays from, among other things, our customers’ budgeting, product testing and vendor approval mechanics, and competitive evaluation processes that typically accompany significant information technology purchasing decisions. As a result, our ability to anticipate the timing and volume of sales to specific customers is limited, and the delay or failure to complete one or more large transactions could cause our operating results to vary significantly from quarter to quarter.

•

Foreign currency. As noted above, we are exposed to market risk from changes in foreign currency exchange rates. In particular, fluctuations in the Euro currency may have a material impact on our future operating results and gross margins. Our attempts to minimize the effects of volatility in foreign currencies on cash flows may not be successful.

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

Although we may enter into employment agreements with members of our senior management and other key personnel in the future, currently only Peter Leparulo, the Company’s Executive Chairman, is bound by an employment agreement. If we are not able to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified engineers, we may not be able to maintain and expand our business.

For example, on June 6, 2007, our Chief Financial Officer, resigned, effective June 15, 2007, to pursue another business opportunity. Until we hire a permanent replacement, we may lack the guidance and supervision that a qualified and experienced Chief Financial Officer would provide, the lack of which could, in turn, adversely affect our financial reporting systems and strategic planning initiatives.

Any acquisitions we make could disrupt our business and harm our financial condition and results of operations.

As part of our business strategy, we review and intend to continue to review, on an ongoing basis, acquisition opportunities that we believe would be advantageous or complementary to the development of our business. Accordingly, we may acquire businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or share price:

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

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practices have occurred and may occur in the future. The change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At September 30, 2007, we had $130.1 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $67.1 million of our cash and cash equivalents at September 30, 2007, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $63.1 million of our investments by approximately $630,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of operations until the investment is sold or until the reduction in fair value was determined to be other than temporary.

Foreign Currency Exchange Rate Risk

During the nine months ended September 30, 2007, approximately $49.2 million of our sales transactions were denominated in Euros. In order to hedge against the short-term impact of foreign currency fluctuations on our accounts receivable balances we have entered into forward foreign exchange contracts. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. If foreign currency rates were to fluctuate by 10% from rates at September 30, 2007, our financial position, results of operations and cash flows would not be materially affected. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

All of our outstanding foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. As of September 30, 2007, the total amount of outstanding forward contracts amounted to 17.7 million Euros. During the nine months ended September 30, 2007, we recorded an unrealized loss of approximately $500,000 on our forward contracts. In addition, we recorded approximately $800,000 of foreign currency gains related to our foreign currency receivable and cash balances denominated in Euros in other income and expense during the nine months ended September 30, 2007.

Revenues generated outside the United States, as a percentage of total revenues, were approximately 23% for the nine months ended September 30, 2007 and 29% for the same period in 2006. Significant fluctuations in foreign exchange rates could impact future operating results.

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

As of September 30, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

Not applicable

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.5	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.4	Form of Preferred Stock and Warrant Purchase Agreement entered into in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 18, 2002).

4.5	Registration Rights Agreement dated as of September 12, 2002 by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

Exhibit Number	Description
4.6	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.7	Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.8	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.9	Registration Rights Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.10	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1	Employment Agreement, dated November 2, 2007, between the Company and Peter V. Leparulo.

10.2	Interim Financial Management Services Agreement, dated September 4, 2007, between the Company and Leddon & Associates, as amended.

31.1	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial and Accounting Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer and Principal Financial and Accounting Officer adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2007	Novatel Wireless, Inc.

	By:	/S/ BRAD WEINERT
Brad Weinert President (principal executive officer)