Form 10-K
period 2007-12-31
NOVATEL WIRELESS INC
filed 2008-03-03
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 0-31659

NOVATEL WIRELESS, INC.

(exact name of registrant as specified in its charter)

Delaware	86-0824673
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9645 Scranton Road San Diego, California	92121
(Address of Principal Executive Offices)	(zip code)

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-Accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on June 29, 2007, as reported by The Nasdaq Global Select Market, was approximately $703,900,689. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 5% or greater stockholders, based on Schedule 13G filings, have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. The Registrant does not have any non-voting stock issued or outstanding.

The number of shares of the Registrant’s common stock outstanding as of February 25, 2008 was 32,756,554.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

i

Forward-Looking Statements

This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. These forward-looking statements include, but are not limited to, statements regarding: future demand for access to wireless data and factors affecting that demand; the future growth of wireless wide area networking and factors affecting that growth; changes in commercially adopted wireless transmission standards and technologies; growth in third generation, or 3G, infrastructure spending; the sufficiency of our capital resources; the effect of changes in accounting standards and in aspects of our critical accounting policies; legal developments with respect to intellectual property contained in our products; the utilization of our net operating loss carryforwards; and our general business and strategy, including plans and expectations relating to technology, product development and introduction, strategic relationships, customers, manufacturing, service activities and international expansion. The words “may,” “estimate,” “anticipate,” “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar words and phrases indicating future results are also intended to identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements as of the date of this report. You are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date hereof. You should carefully review and consider the various disclosures in this report regarding factors that could cause actual results to differ materially from anticipated results, including those factors under the caption “Risk Factors” under Item 1A below, and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

Trademarks

“Novatel Wireless,” the Novatel Wireless logo, “Merlin,” “MobiLink,” “Expedite,” “Ovation” and “Conversa” are trademarks of Novatel Wireless, Inc. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

ii

PART I

Item 1.	Business

Overview

We were incorporated in 1996 under the laws of the State of Delaware. We are a leading provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products includes third generation, or 3G, wireless PC card and ExpressCard modems, embedded modems, Fixed-Mobile Convergence, or FMC, and communications software and solutions for wireless network operators, infrastructure providers, distributors, laptop PC and other original equipment manufacturers, or OEMs, and vertical markets worldwide. Through the integration of our hardware and software, our products are designed to operate on a majority of wireless networks in the world and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. We also offer software engineering, integration and design services to our customers to facilitate the use of our products.

Our global end-customer base is comprised of wireless operators, laptop PC and other OEMs, distributors and various companies in other vertical markets. Our current customer base includes wireless operators and other wireless market participants such as AT&T, Hutchison 3G, Optimus, Orange, Sprint PCS, Telefonica, Verizon Wireless, Vodafone and OEM partners such as Dell, Panasonic, Sony, and Toshiba. We have strategic technology, development and marketing relationships with several of these customers.

For the years ended December 31, 2007, 2006 and 2005, revenue recognized from sales of our products was $429.9 million, $218.0 million, and $161.2 million, respectively. For the years ended December 31, 2007 and 2006 revenue recognized from development services was zero. For the year ended December 31, 2005, revenue recognized from development services was $500,000.

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

•

High Speed Uplink Packet Access, or HSUPA, is another release to the evolving 3G standards. HSUPA employs an extremely efficient procedure for sending data on the uplink channel. The theoretical speed for data on the uplink is 5.76Mbps and the downlink will achieve HSDPA theoretical speeds of up to 14.4Mbps.

The following table illustrates our current principal product lines and applications:

Product	Applications

Wireless PC Card and ExpressCard Modems

• Merlin Wireless PC cards and ExpressCards for CDMA 1xEV-DO Rev A • Merlin Wireless ExpressCards for HSDPA and HSUPA	• Laptop PCs and other platforms supporting PCMCIA and ExpressCard/34/54 interfaces

Expedite Embedded PCI Express Mini Card Modems

• Expedite PCI Express Mini Card for HSUPA and CDMA 1xEV-DO Rev A	• Laptops and wireless devices requiring an integrated solution

Fixed-Mobile Convergence Solutions

• USB modems for CDMA 1xEV-DO Rev A and HSUPA	• Laptop PCs and other platforms supporting USB interfaces

Merlin Wireless PC Card and ExpressCard Modems

Our Merlin Wireless PC Card and ExpressCard modems provide mobile subscribers with secure and convenient high-speed wireless access to data including corporate, public and personal information through the Internet and enterprise networks. Each of our Merlin Wireless PC Card and ExpressCard modems slides inside standard laptop PCs and other products employing PCMCIA or ExpressCard/34/54 interfaces, respectively. All our modems utilize modem manager software and are compatible with a range of devices including laptop PCs, PDAs, mobile phones, as well as operating systems including Microsoft Windows 98, 2000, Millennium Edition, XP, Vista and Pocket PC. The following is a representative selection of our current Merlin Wireless PC Card and ExpressCard modems:

•

The Merlin PC720 is a dual band (800/1900 MHz) wireless ExpressCard modem designed to provide mobile broadband connections up to 3.1 Mbps on CDMA 1xEV-DO Rev A networks in North America and is backward compatible to legacy CDMA networks. The Merlin PC720 incorporates an external flip antenna, maximizing data speed performance and allowing for stronger network signal reception.

•

The Merlin X720 ExpressCard provides high-speed connectivity to EV-DO Rev A networks with data speeds up to 3.1 Mbps in North America and is backward compatible to legacy CDMA networks. It has an advanced dual band diversity antenna system design that incorporates an external flip antenna, maximizing data speed performance and allowing for stronger network signal reception. The Merlin X720 contains A-GPS capability allowing the end-user to retrieve location data from GPS satellites.

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

•

The Merlin X950D ExpressCard is a tri-band HSUPA and quad-band EDGE/GPRS wireless modem designed to be used in both ExpressCard/34 and 54 slots as well as with our adapters in PCMCIA and USB slots. The X950D enables mobile broadband connections of up to 2.1 Mbps and download speeds up to 7.2 Mbps on HSDPA networks, and contains GPS capability. The Merlin X950D operates on networks in Europe and countries around the world in supported bands.

Expedite Embedded PCI Express Mini Card Modems for OEMs

Our Expedite Embedded PCI Express Mini Card modems are a form factor specification designed for easy integration into multiple laptop platforms and other wireless devices. Each Expedite Embedded PCI Express Mini Card modem enables wireless high-speed streaming video and audio, secure access to emails with large attachments and other corporate information stored behind firewalls providing reliable connectivity, maximum data throughput and efficient management of device power consumption. The following is a representative selection of our current Expedite Embedded PCI Express Mini Card modems:

•

The Expedite EV620 PCI Express Mini Card includes receiver diversity on 800 and 1900 MHz band CDMA2000 1xEV-DO and CDMA2000 1X networks, and enables wireless broadband data access on CDMA 1xEV-DO networks at speeds up to 2.4 Mbps.

•

The Expedite E725 PCI Express Mini Card provides dual band (800/1900 MHz) wireless access and is designed to provide mobile broadband connections at speeds up to 3.1 Mbps on CDMA 1xEV-DO Rev A networks.

•

The Expedite EU860D PCI Express Mini Card operates globally on 850, 1900, and 2100 MHz bands on HSDPA and UMTS networks with mobile broadband connection speeds up to 3.6 Mbps on the downlink and up to 384 Kbps on the uplink on HSDPA/UMTS capable networks.

•

The Expedite EU870D is optimized for Europe and offers diversity, equalizer and operates globally on 850, 1900 and 2100 MHz bands on HSDPA and UMTS networks. The Expedite EU870D transmits wireless data at speeds up to 3.6 Mbps on the downlink and up to 384 Kbps on the uplink on HSDPA/UMTS networks

Fixed-Mobile Convergence Solutions

Our Ovation USB product line provides wireless connectivity interchangeably to both desktop and other fixed computing devices and to laptop PCs and other portable computing devices. The following is a representative selection of our current Ovation products:

•

The Ovation MCD3000 provides dual band (800/1900 MHz) wireless access and is designed based on the USB standard to provide mobile broadband connections at speeds up to 3.1 Mbps on CDMA 1xEV-DO Rev A networks. The Ovation MCD3000 has a dual band diversity antenna system design that incorporates an external flip antenna.

•

The Ovation MC727 operates on EV-DO Rev A networks (backwards compatible to Rev 0 and 1xRTT) CDMA 800 MHz and CDMA 1900 MHz with connection speeds up to 3.1 Mbps on the downlink and up to 1.8 Mbps on the uplink on EV-DO Rev A capable networks. The MC727 contains a hot-swappable removable memory via microSD up to 4GB and is GPS capable.

•

The Ovation MC950D offers both receiver diversity (2100 MHz) and equalizer support with download rates of 7.2 Mbps and upload speeds of up to 2.1 Mbps. The MC950D is optimized for Europe and Japan, and any territories around the world which support the 2100 MHz band. Software is included on the device so that users don’t need to install drivers from a CD.

MobiLink Mobile Communications Suite

Our MobiLink mobile communications software suite, which resides on the mobile subscriber’s computing device, is an object-oriented application that enables a user to gain quick and simple access to advanced connectivity features such as SMS, multimedia messaging and virtual private networking. MobiLink also offers video telephony and wireless local area networks, or WLAN management capabilities. MobiLink’s graphical user interface and underlying functionality are designed to be modular, easily configurable and expandable in order to enable our customers to differentiate their product offerings. MobiLink is engineered to work with all our wireless modems.

Our Strategy

Our objective is to be the leading provider of broadband multimedia (data and voice) solutions for the worldwide mobile communications market. The key elements of our strategy are to:

•

Broaden our Product Offering. We intend to diversify and continue to broaden our product line in the following areas: wireless PC Card and ExpressCard modems, embedded modems, Fixed-Mobile Convergence solutions, and software services and solutions.

•

Expand Our 3G Wireless PC Card and ExpressCard Modem Offerings Worldwide. We intend to continue expanding our portfolio of 3G wireless PC Card and ExpressCard modem products with leading wireless operators worldwide. We have introduced fourteen 3G products, including EV-DO, HSDPA and HSUPA products and plan to continue to introduce new products aimed at the next generation technologies.

•

Lead the Embedded Market. From the beginning of 2005 to the end of 2007, we received design wins from six leading laptop manufacturers and additional mass market device manufacturers to embed our 3G products into their product lines. These wins include Dell and Toshiba, two of the world’s largest laptop PC manufacturers. In addition during that period we also received several upgrade orders from existing key customers for our next-generation 3G products. In the future, we will continue to pursue additional opportunities with current OEM partners and with other leading OEM partners as we look to consolidate the largest market share of the embedded market. For some of our OEM partners, we build to order; for others, our technology is embedded in specific wireless SKUs; and for others, our technology is embedded into complete product lines. Most of our customers are addressing world-wide markets and are shipping our EV-DO, HSDPA and HSUPA products.

•

Capitalize on Our Direct Relationships with Wireless Operators. We intend to continue to capitalize on our direct relationships with wireless operators in order to increase our worldwide market position. In the United States and internationally, we are working closely with wireless operators of EV-DO, UMTS HSDPA and HSUPA wireless networks.

•

Leverage Strategic Relationships with Wireless Industry Leaders. We believe that strategic relationships with wireless and mobile computing industry leaders are critical to our ability to leverage sales opportunities and ensure that our technology investments address customer needs. Through strategic relationships, we believe that we can increase market penetration and differentiate our products by accessing the resources of others, including access to distribution resources, and dedicated sales and marketing resources and addressing new market opportunities through innovation with our selected partners. We intend to continue the development and leverage of strategic relationships in the industry.

•

Continue to Target Key Vertical Market Opportunities and Penetrate New Markets. We believe that on-going developments in wireless technologies will create additional vertical market opportunities and more applications for our products. Currently, we market our broadband wireless access solutions to key vertical industry segments by offering innovative products that are intended to increase productivity, reduce costs and create operational efficiencies.

•

Increase the Value of Our Products. We will continue to add new features and functionality to our products and develop new services and software applications to enhance the overall value and ease of use that our products provide to our customers and end users.

Customers

Our global end-customer base is comprised of wireless operators, OEMs, distributors and various companies in other vertical markets. Our current customer base includes wireless operators and other wireless market participants such as AT&T, Hutchison 3G, Optimus, Orange, Sprint PCS, Telefonica, Verizon Wireless, Vodafone and OEM partners such as Dell, Panasonic, Sony, and Toshiba. We have strategic technology, development and marketing relationships with several of these customers.

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

•

OEMs. Our OEM customers integrate our products into devices that they manufacture and sell to end-users through their own direct sales forces and indirect distribution channels. Our products are capable of being integrated into a broad range of devices, including but not limited to laptop PCs, PDAs, M2M devices, and vehicle location devices. We seek to build strong relationships with our OEM partners by working closely with them and providing radio frequency, or RF, design consulting, performance optimization, software integration and customization and application engineering support during the integration of our products.

Strategic Relationships

We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Dell, QUALCOMM, Sony, Sprint PCS, Verizon Wireless and Vodafone and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Our strategic relationships include technology and marketing relationships with wireless operators, OEM partners that integrate our products into other devices, distributors and leading hardware and software technology providers.

Sales and Marketing

We sell our wireless broadband solutions primarily to wireless operators either directly or through strategic relationships, as well as to OEM partners and distributors located worldwide. Most of our sales to wireless operators and OEM partners are sold directly through our sales force. To a lesser degree, we also use an indirect sales distribution model through the use of select distributors. A significant portion of our revenues comes from a small number of customers. Our revenues from sales to Verizon, Sprint PCS and Dell represented approximately 34.9%, 25.9% and 10.9%, respectively, of our total revenues for the year ended December 31, 2007.

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

We have operations in the United States, Canada and Europe. The amount of our assets in the United States, Canada and Europe as of December 31, 2007 were $288.8 million, $6.3 million, and $1.5 million, respectively. As of December 31, 2006 the amount of our assets in the United States, Canada and Europe were $172.8 million, $18.0 million and $835,000, respectively, and as of December 31, 2005 were $166.5 million, $9.6 million and zero, respectively.

For the years ended December 31, 2007, 2006 and 2005, approximately 25%, 37% and 58%, respectively, of our revenue was derived from international customers. See Note 10 to our Consolidated Financial Statements for

further explanation of our revenue based on geography. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales. See “Item 1A. Risk Factors—We are subject to the risks of doing business abroad, which could negatively affect our international sales activities and our ability to obtain products from our foreign manufacturers”.

Product Research and Development

Our product development efforts are focused on developing innovative wireless broadband access solutions to address opportunities presented by next generation wireless networks and improving the functionality, design and performance of our products. Our research and development expenses for the years ended December 31, 2007, 2006 and 2005 were $37.6 million, $31.3 million and $20.5 million, respectively. In addition, costs recovered from customer funded development contracts for the years ended December 31, 2007 and 2006 were zero, and for the year ended December 31, 2005 was $200,000, and was included in cost of revenue.

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

•

Firmware and Software development. We have specialized in integrating 3G (HSDPA/HSUPA and 1xEV-DO) protocol stacks and customizing the firmware to meet carrier and regulatory requirements. We supply end-to-end WAN modem solutions to our customers including the modem hardware, the customized firmware that runs on the 3G processor and the modem manager application that controls the modem operation.

Manufacturing and Operations

We have agreements with LG Innotek Co., Ltd, or LG Innotek, a subsidiary of LG Group, located in South Korea, and with Inventec Appliances Corp., or IAC, located in China, for the outsourced manufacturing of our products. Under our manufacturing agreements, LG Innotek and IAC provide us with services including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery. In addition, we have an agreement with Mobiltron (Europe) Limited, or Mobiltron, for distribution, fulfillment and repair services related to our business in Europe, Middle East, and Africa, or EMEA.

We outsource our manufacturing in an effort to:

•	focus on our core competencies;

•	minimize our capital expenditures and lease obligations;

•	realize manufacturing economies of scale;

•	achieve production scalability by adjusting manufacturing volumes to meet changes in demand; and

•	access best-in-class manufacturing resources.

We believe that additional assembly line efficiencies are realized due to our product architecture and our commitment to process design. Direct materials for our products consist of custom tooled parts such as printed circuit boards, molded plastic components and fabricated metal components, as well as industry-standard components such as ASICs, RF power amplifiers, flash memory, transistors, integrated circuits, piezo-electric filters, duplexers, inductors, resistors and capacitors. Many of the components used in our products are similar to those used in cellular telephone handsets, helping to reduce our manufacturing costs through the use of standard components.

Our operations organization manages our relationships with LG Innotek, IAC and Mobiltron as well as key second tier suppliers. The organization focuses on supply chain management, quality, cost optimization, customer order management and new product introduction.

Intellectual Property

We hold a number of trademarks including Merlin, Expedite, MobiLink, Ovation, and Conversa, each with its accompanying designs, as well as the Novatel Wireless name and logo.

Our wireless broadband access solutions and operations rely on and benefit from our portfolio of intellectual property. We currently own 34 United States patents, two of which are also registered in Canada. In addition, we currently have 29 patent applications pending. From time to time we also seek to have our patents registered in selected foreign jurisdictions. The patents that we currently own expire at various times between 2008 and 2024.

We have licensed software and other intellectual property for use in our products from third-parties, such as QUALCOMM. In the case of QUALCOMM, these licenses allow us to manufacture CDMA, UMTS, HSDPA, HSUPA and EV-DO-based wireless modems and to sell or distribute them worldwide. In connection with such sales, we pay royalties to QUALCOMM. The license from QUALCOMM does not have a specified term and may be terminated by us or by QUALCOMM for cause or upon the occurrence of other specified events. In addition, we may terminate the licenses for any reason upon 60 days prior written notice. We have also granted to QUALCOMM a nontransferable, worldwide, nonexclusive, fully-paid and royalty-free license to use, in connection with wireless communications applications, certain intellectual property of ours that is used in our products which incorporate the CDMA technology licensed to us by QUALCOMM. This license allows QUALCOMM to make, use, sell or dispose of such products and the related components.

Backlog

We do not believe that backlog is a meaningful indicator of our future business prospects due to the many variables, some outside our control, which could cause the actual volume of our product shipments to differ from those that comprise our backlog, and our dependency on evolving wireless network standards. Therefore, we do not believe that backlog information is relevant to an understanding of our overall business.

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

Our wireless communications products currently compete with a variety of devices, including other wireless modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current and potential competitors include:

•	wireless data modem providers, such as Huawei, Option International, Sierra Wireless, Kyocera, Pantech, Sony-Ericsson, and UTStarcom; and

•	wireless handset and infrastructure manufacturers, such as Motorola, Nokia, Siemens and Sony-Ericsson.

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

Employees

As of December 31, 2007, we had 301 employees, including 44 in operations, 65 in sales and marketing, 149 in research and development, and 43 in general and administrative functions. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.

Website Access to SEC Filings

We maintain an Internet website at www.novatelwireless.com. The information contained on our website or that can be accessed through our website does not constitute a part of this report. We make available, free of charge, through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Item 1A.	Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this Report and in the documents incorporated by reference herein and therein. The risks and uncertainties described below are those that we currently deem to be material, and do not represent all of the risks that we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may in the future become material and impair our business operations. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. You should also refer to the other information contained in this Form 10-K, including our financial statements and the related notes.

The market for wireless broadband data access products is highly competitive, and we may be unable to compete effectively.

The market for wireless broadband data access products is highly competitive, and we expect competition to continue to increase and intensify. Many of our competitors or potential competitors have significantly greater financial, technical, operational and marketing resources than we do. These competitors, for example, may be able to respond more rapidly or more effectively than we can to new or emerging technologies, changes in customer requirements, supplier related developments, or a shift in the business landscape. They also may devote greater or more effective resources than we do to the development, promotion, sale, and post- sale support of their respective products and services.

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

Our wireless communications products currently compete with a variety of devices, including other wireless modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current and potential competitors include:

•	wireless data modem providers, such as Huawei, Option, Sierra Wireless, Kyocera, and Sony-Ericsson; and

•	wireless handset providers, such as Motorola, Nokia, Siemens, and Sony-Ericsson.

We expect our competitors to continue to improve the features and performance of their current products and to introduce new products, services and technologies. Successful new product introductions or enhancements by our competitors could reduce our sales and the market acceptance of our products, cause intense price competition and make our products obsolete. To remain competitive, we must continue to invest significant resources (financial, human and otherwise) in, among other things, research and development, sales and marketing, and customer support. We cannot be sure that we will have or will continue to have sufficient resources to make these investments or that we will be able to make the technological advances necessary for our products to remain competitive. Increased competition could result in price reductions, fewer or smaller customer orders, reduced margins and loss of our market share. Our failure to compete successfully could seriously harm our business, financial condition and results of operations.

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

A significant portion of our revenue comes from a small number of customers. Our top ten customers for the years ended December 31, 2007 and 2006 accounted for approximately 89.2% and 83.3% of our revenue, respectively. Similarly, our revenue could be adversely affected if we are unable to retain the level of business of any of our significant customers or if we are unable to diversify our customer base. We expect that a small number of customers will combine to account for a substantial amount of our revenue for the foreseeable future and any impairment of our relationship with these customers could adversely affect our business.

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

We have historically placed purchase orders with our manufacturers at least three months prior to the scheduled delivery of the finished goods to our customer. In some instances, due to the length of component lead times, we might need to place manufacturing orders with our contract manufacturers solely on the basis of our receipt of a good-faith but non-binding customer forecast of the quantity and timing of the customer’s expected purchases from us. Accordingly, if the actual number of units that a customer orders from us on the subsequently issued purchase order differs materially from the number of units in respect of which we instructed our manufacturer to procure component parts, we might be unable to obtain in time adequate quantities of components to meet our customers’ binding delivery requirements or, alternatively, we might accumulate excess inventory that we are unable to timely use or resell, if at all. Our operating results and financial condition have been in the past and may in the future be materially adversely affected by our ability to manage our inventory levels and respond to short-term or unexpected shifts in customer demand as to quantities or the customer’s product delivery schedule.

We depend on sole source suppliers for some components used in our products, and therefore the availability and sale of those finished products would be harmed if any of these suppliers is not able to meet our demand and production schedule and alternative suitable components are not available on acceptable terms, if at all.

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

In addition to our manufacturing activities in Asia, a significant portion of our sales activity takes place in Europe. In addition, a significant portion of our research and development staff is located in Canada. Our international sales accounted for approximately 25% of our revenue for the year ended December 31, 2007 and 37% for the year ended December 31, 2006. Although our experience in marketing, selling, distributing and manufacturing our products and services internationally is limited, we expect to further expand our international sales and marketing activities in the future. Consequently, we are subject to certain risks associated with doing business abroad, including:

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

Our products are technologically complex and must meet stringent user requirements. We must develop our hardware and software products quickly to keep pace with the rapidly changing and technologically advanced wireless communications market. Products as sophisticated as ours may contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, the loss of a customer or the failure to obtain one, damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, unanticipated warranty claims, and the payment of monetary damages to our customers.

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

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred and may occur in the future. The change to existing rules, future changes, if any, or the need for us to modify a current tax position may adversely affect our reported financial results or the way we conduct our business.

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

Our principal executive offices are located in San Diego, California where we lease approximately 64,000 square feet under an arrangement that expires in December 2010. In Calgary, Canada, we lease approximately 24,000 square feet for our research and development organization under a lease that expires in September 2012. In Basingstoke, United Kingdom, we lease approximately 4,000 square feet for our European staff under a lease agreement that expires in December 2011. In Shanghai, China, we lease approximately 300 square meters for our Chinese staff under a lease agreement that expires in June 2010. We also lease space in various geographic locations abroad primarily for sales and support personnel or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.

Item 3.	Legal Proceedings

We are from time to time party to various legal proceedings arising in the ordinary course of business. Based on evaluation of these matters and discussions with our counsel, we believe that liabilities arising from or sums paid in settlement of these matters will not have a material adverse effect on the consolidated results of our operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

Shares of our common stock are quoted and traded on The Nasdaq Global Select Market under the symbol “NVTL.” The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock as reported by The Nasdaq Global Select Market.

	High	Low
2007
First quarter	$17.04	$9.75
Second quarter	$26.02	$15.99
Third quarter	$28.75	$20.83
Fourth quarter	$26.72	$15.16

2006
First quarter	$12.96	$8.16
Second quarter	$11.46	$8.82
Third quarter	$11.96	$9.63
Fourth quarter	$9.84	$8.14

On February 25, 2008 the last reported closing sale price per share of our common stock on The Nasdaq Global Select Market was $11.43.

Number of Stockholders of Record

We have only one class of common stock. As of February 25, 2008 there were approximately 61 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on any shares of our capital stock. We currently intend to retain all available funds for use in the operation and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors the board of directors may deem relevant.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2002 and December 31, 2007 with the cumulative total return of (i) the Nasdaq Stock Market (U.S.) Index (“Nasdaq Index”) and (ii) the Nasdaq Telecommunications Index (the “Nasdaq Telecom Index”), over the same period. This graph assumes the investment of $100.00 on December 31, 2002 in the common stock of the Company, the Nasdaq Index and the Nasdaq Telecom Index and assumes the reinvestment of any dividends. The stockholder return shown on the graph below should not be considered indicative of future stockholder returns and the Company will not make or endorse any predictions as to future stockholder returns.

	Cummulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
Novatel Wireless, Inc.	100.00	617.53	2001.03	1248.45	996.91	1670.10
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Telecommunications	100.00	188.21	199.04	192.18	244.38	253.12

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated statements of operations data presented below for each of the years ended December 31, 2007, 2006, and 2005, and the consolidated balance sheet data at December 31, 2007 and 2006 are derived from our consolidated financial statements that have been included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2004 and 2003 and consolidated balance sheet data at December 31, 2005, 2004, and 2003 are derived from audited consolidated financial statements not included in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$429,903	$217,972	$161,736	$103,727	$33,815
Cost of revenue	299,062	162,749	115,568	69,780	27,942

Gross margin	130,841	55,223	46,168	33,947	5,873

Operating costs and expenses:
Research and development	37,558	31,317	20,515	10,625	6,118
Sales and marketing	20,937	14,168	7,611	4,739	2,693
General and administrative	18,899	16,306	7,528	5,138	4,068
Restructuring and impairment charges	—	—	—	—	828

Total operating costs and expenses	77,394	61,791	35,654	20,502	13,707

Operating income (loss)	53,447	(6,568)	10,514	13,445	(7,834)
Other income (expense)	6,071	4,305	2,008	723	(3,804)

Income (loss) before income taxes	59,518	(2,263)	12,522	14,168	(11,638)
Provision (benefit) for income taxes	20,756	(2,706)	1,406	349	—

Net income (loss) after income taxes	38,762	443	11,116	13,819	(11,638)
Net income (loss) applicable to common stockholders	$38,762	$443	$11,116	$13,674	$(16,717)

Net income (loss) per common share:
Basic	$1.23	$0.01	$0.38	$0.57	$(2.14)

Diluted	$1.21	$0.01	$0.37	$0.48	$(2.14)

Weighted average shares outstanding:
Basic	31,389	29,580	29,132	23,969	7,818

Diluted	32,007	30,058	30,319	28,863	7,818

	December 31,
	2007	2006	2005	2004	2003
		(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents and marketable securities	$153,012	$84,162	$90,339	$81,221	$4,577
Working capital	200,691	109,677	95,050	62,828	2,258
Total assets	296,629	191,645	176,064	116,323	24,421
Stockholders’ equity	217,745	134,236	121,059	100,178	8,990

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Background

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products includes 3G wireless PC card and ExpressCard modems, embedded modems, FMC solutions and communications software for wireless network operators, infrastructure providers, distributors, OEMs and vertical markets worldwide. Through the integration of our hardware and software, our products are designed to operate on a majority of global wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. We also offer software engineering, integration and design services to our customers to facilitate the use of our products.

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

We have agreements with LG Innotek and IAC for the outsourced manufacturing of our products. Under our manufacturing agreements, LG Innotek and IAC provide us with services including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery. In addition, we have an agreement with Mobiltron for certain distribution, fulfillment and repair services related to our business in EMEA.

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

•	demand for broadband access services and networks;

•	use of the Internet;

•	rate of change to new products;

•	loss of significant customers;

•	increase in competition;

•	timing of deployment of 3G networks by carriers;

•	drop in demand for EV-DO, HSDPA and HSUPA products; and

•	changes in technologies.

We began shipping our first 3G products in December 2003 and anticipate introducing additional 3G products during 2008. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Dell, QUALCOMM, Sony, Sprint PCS, Verizon Wireless and Vodafone and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Our strategic relationships include technology and marketing relationships with wireless operators, OEM partners that integrate our products into other devices, distributors and leading hardware and software technology providers.

Cost of Revenue. We currently outsource our manufacturing operations to LG Innotek and IAC. In addition, we currently outsource certain distribution, fulfillment and repair services related to our business in EMEA to Mobiltron. All costs associated with these manufacturers and Mobiltron are included in our cost of revenue. Cost of revenue also includes warranty costs, amortization of intangible licenses, royalties based on a percentage of revenue, operations group expenses, costs related to development services and costs related to inventory adjustments, including write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. During 2007, 2006 and 2005, we recorded inventory write downs of $2.8 million, $2.9 million and $2.9 million, respectively, primarily due to the decrease in demand for the affected products. We expect to continue to outsource our manufacturing operations, and as our business grows we expect our manufacturing activity to increase.

Operating Costs and Expenses. Many of our products target wireless operators and other customers in Europe, North America and Asia. If these markets continue to grow, we will likely develop new products to serve these markets, resulting in increased research and development expenses associated with such new product development. We have in the past and expect to continue to incur these expenses in future periods prior to recognizing revenue from sales of these products. The accounting for stock options began in the first quarter of 2006 and required us to use the fair value method to account for all stock-based compensation pursuant to Statement of Financial Accounting Standards, or SFAS, No. 123(R), which significantly increased our operating expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, provision for warranty costs, royalty costs, income taxes, foreign exchange forward contracts, and share-based compensation expense.

Revenue Recognition. Our revenue is generated from the sale of wireless modems to wireless operators, OEMs and distributors. Revenue from product sales is recognized upon the later of transfer of title or shipment of the product to the customer. For product sales with acceptance conditions based upon the passage of contractually specified time periods, revenue is recognized upon the earlier of such time that the acceptance period expires or is waived by our customers upon request. We grant price protection provisions to certain customers and track pricing and other terms offered to customers buying similar products to assess compliance with these provisions. We establish allowances for estimated product returns and price protection in the period in which revenue is recognized. In estimating future product returns, we consider various relevant factors, including our stated return policies and practices, and historical trends. We recognize revenue in accordance with Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, which provides guidance on the application of U.S. generally accepted accounting principles to selected revenue recognition issues.

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

Provision for Excess and Obsolete Inventory. Inventories are stated at the lower of cost (first-in, first-out method) or market. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess and obsolete inventory based on estimated future usage and sales. Write-downs in inventory value depend on various items, including factors related to customer demand, economic and competitive conditions, technological advances or new product introductions by us or our customers that vary from our current expectations. Whenever inventory is written down, a new cost basis is established and the inventory is not subsequently written up if market conditions improve.

We believe that, when made, the estimates we use in calculating the inventory provision are reasonable and properly reflect the risk of excess and obsolete inventory. We have not experienced significant variances in the past between our estimated and actual inventory write-downs. If customer demand for our inventory is substantially less than our estimates, inventory write-downs may be required, which could have a material adverse effect on our consolidated financial statements.

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

Provision for Warranty Costs. We accrue warranty costs based on estimates of future warranty related replacement, repairs or rework of products. Our warranty policy generally provides one to three years of coverage for products following the date of purchase. Our policy is to accrue the estimated cost of warranty coverage as a component of cost of revenue in the consolidated statements of operations at the time revenue is recognized. In estimating our future warranty obligations we consider various relevant factors, including the historical frequency and volume of claims, and the cost to replace or repair products under warranty. The warranty provision for our products is determined by using a financial model to estimate future warranty costs. Our financial model takes into consideration actual product failure rates; estimated replacement over the contractual warranty period, repair or rework expenses; and potential risks associated with our different products. The risk levels, warranty cost information, and failure rates used within this model are reviewed throughout the year and updated, if and when, these inputs change.

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

Income Taxes. In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable to or refundable by tax authorities in the current fiscal year. We also recognize federal, state and foreign deferred tax liabilities or assets based on our estimate of future tax effects attributable to temporary differences and carry forwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. We regularly review our deferred tax assets for recoverability and assess the valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets which could result in an increase in our effective tax rate and an adverse impact on operating results. During 2007, 2006 and 2005, we recorded a non-cash deferred income tax benefit of $1.0 million, $2.8 million and $2.4 million respectively, for the change in the valuation allowance on certain deferred tax assets. We will continue to evaluate the necessity of the valuation allowance based on the remaining deferred tax assets.

Foreign Exchange Forward Contracts. We use foreign exchange forward contracts to hedge the economic exposure associated with accounts receivable balances denominated in Euros. Our forward contracts do not qualify as accounting hedges. We mark-to-market the forward contracts and include unrealized gains and losses in the current period as a component of other income (expense). During 2007, 2006, and 2005, we recorded unrealized losses of approximately $100,000, $1.4 million and $1.8 million, respectively, on our forward contracts. These unrealized losses were offset by realized foreign currency gains on Euro denominated transactions of approximately $500,000 and $2.8 million during 2007 and 2006, respectively. The Company realized foreign currency losses of approximately $2.1 million during 2005. Realized gains and losses on foreign exchange transactions are recorded in other income and (expense). As of December 31, 2007, the total amount of outstanding forward contracts amounted to 14 million Euros.

Share-based Compensation Expense. We grant stock options and restricted stock to our employees and non-employee directors under our current stock plan. The benefits provided under this plan are share-based payments subject to the provisions of SFAS No. 123(R). Effective January 1, 2006, we adopted the requirements of SFAS No. 123(R) which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. As a result of implementation of this accounting requirement, our consolidated financial statements for the years ended December 31, 2007 and 2006 include compensation expense as calculated per the provisions of SFAS No. 123(R). In adopting SFAS No. 123(R), we elected to use the modified prospective transition method, thus our consolidated financial statements for periods prior to January 1, 2006 do not include any impact of SFAS No. 123(R). Share-based compensation expense related to stock options, our ESPP and restricted stock was $9.9 million and $10.0 million for the years ended December 31, 2007 and 2006 respectively.

Upon adoption of SFAS No. 123(R) on January 1, 2006, we elected to value our share-based payment option awards using the Black-Scholes option pricing model as we had under the pro forma provisions of SFAS No. 123. The determination of fair value of share-based awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These significant assumptions include our expected stock price volatility over the expected term of the awards and the expected term of stock options.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 will be applied prospectively and is effective for all financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. However, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis is expected to be deferred to fiscal years beginning after December 15, 2008 and interim periods within those years. SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company is assessing the impact of this standard to its financial statements to determine whether it will adopt the elective fair value provisions. The amendment to SFAS 115 is not considered to have a significant impact to the Company’s financial statements.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, if the Company were to engage in any business combinations, the combinations would be recorded and disclosed following existing GAAP until January 1, 2009. The impact on the Company’s consolidated financial statements of SFAS No. 141R, when effective, will depend on whether it engages in such activity, and also upon the nature, terms and size of the acquisitions it may consummate after the effective date. The Company will continue to assess the impact of this standard on our future consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statements of operations expressed as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(as a percent of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	69.6	74.7	71.5

Gross margin	30.4	25.3	28.5

Operating costs and expenses:
Research and development	8.7	14.4	12.7
Sales and marketing	4.9	6.5	4.7
General and administrative	4.4	7.4	4.7

Total operating costs and expenses	18.0	28.3	22.1

Operating income (loss)	12.4	(3.0)	6.4

Interest income	1.3	1.4	1.4
Interest (expense)	0.0	(0.1)	0.0
Other income (expense), net	0.1	0.7	(0.1)

Income (loss) before income taxes	13.8	(1.0)	7.7
Provision (benefit) for income taxes	4.8	(1.2)	0.8

Net income	9.0%	0.2%	6.9%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue. Revenue for the year ended December 31, 2007 increased $211.9 million, or 97.2%, to $429.9 million compared to $218.0 million for 2006. The overall increase in revenue was primarily attributable to an increase in demand for our EV-DO, HSDPA, and HSUPA products, which includes EV-DO and HSDPA ExpressCards and Embedded Modules, and EV-DO and HSUPA FMC products. The increase in EV-DO product sales for the year ended December 31, 2007 compared to 2006 was approximately $167.0 million, mostly consisting of FMC USB modems. Our HSDPA/HSUPA product sales also increased by approximately $44.4 million during 2007 compared to 2006, primarily as a result of the increase in shipments of Embedded Modules and FMC USB modems. Overall, EV-DO revenue, which consists primarily of North American products, represented approximately 73% of revenue in 2007 compared to 66% in 2006 while HSDPA/HSUPA products represented approximately 27% of revenue in 2007 compared to 34% in 2006. The mix of revenue by technology is expected to continue to depend primarily upon, among other things, the geographic region of our sales efforts and demand by our customers.

Cost of revenue. Cost of revenue for the year ended December 31, 2007 increased $136.4 million, or 83.8%, to $299.1 million compared to $162.7 million in 2006. The increase in cost of revenue was primarily related to an increase in product cost of $118.4 million due to the increase in product sales. In addition, freight and distribution costs increased by approximately $3.9 million due to the additional volume of products shipped in 2007 compared to 2006. The remaining increase in cost of revenue primarily consists of an increase in royalty costs for intellectual property licenses of $8.4 million, an increase in manufacturing overhead costs of approximately $2.9 million, and an increase of approximately $2.1 million related to depreciation expense of production equipment procured to increase manufacturing capacity compared to 2006. Cost of revenue in fiscal 2007 included share-based compensation of approximately $700,000, compared to approximately $500,000 in fiscal 2006.

Gross margin. Gross margin for the year ended December 31, 2007 increased by $75.6 million, or 137.0%, to $130.8 million compared to $55.2 million for 2006. The increase was primarily attributable to the increase in revenue as discussed above. Gross margin as a percent of revenue increased to 30.4% for the year ended December 31, 2007 compared to 25.3% for 2006. The increase in gross margin as a percentage of revenue was primarily attributable to the additional revenue that exceeded our fixed cost structure, and increased sales of higher margin EV-DO products in 2007 as compared to 2006.

Research and development expenses. Research and development expenses for the year ended December 31, 2007 increased $6.3 million, or 20.1%, to $37.6 million compared to $31.3 million for 2006. The increase was primarily attributable to an increase of $4.7 million in salary and related expenses due to increased headcount to support our new product development. Other increases consist of equipment and overhead costs of approximately $700,000, depreciation expenses of approximately $700,000 due to capital equipment purchases, increase in outside consulting services of approximately $200,000 mainly related to product certification costs, and an increase of approximately $100,000 in travel and related expenses in 2007 compared to 2006. Research and development expenses in fiscal 2007 included share-based compensation of approximately $2.5 million, compared to approximately $2.3 million in fiscal 2006.

Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2007 increased $6.7 million, or 47.2%, to $20.9 million compared to $14.2 million for 2006. The increase was primarily attributable to an increase in sales and marketing efforts during 2007 resulting in increased salary and related expenses of $4.4 million as our salesforce increased. In addition to the increases in personnel expenses, product marketing and advertising expenses increased by approximately $1.6 million which consisted primarily of programs entered into with certain carriers to promote our products, and travel and related expenditures increased $500,000 in 2007 compared to 2006. Sales and marketing expenses in fiscal 2007 included share-based compensation of approximately $1.9 million, compared to approximately $2.0 million in fiscal 2006.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2007 increased $2.6 million, or 16.0%, to $18.9 million compared to $16.3 million for the same period in 2006. The increase was primarily attributable to an increase in salary and related expenses of approximately $1.9 million, building and utility expenses of approximately $1.4 million related to additional office spaces leased due to continued company growth. General and administrative expenses in fiscal 2007 included share-based compensation of $4.7 million, compared to $5.3 million in fiscal 2006.

Interest income and expense. Interest income, net increased by approximately $2.7 million for the year ended December 31, 2007 compared to the same period in 2006 primarily due to the increase in our average cash and marketable securities balances in 2007, as well as an increase in the average yields realized on our marketable securities and cash balances, which resulted in higher income as compared to the same period in 2006.

Other income (expense). Other income (expense) for the year ended December 31, 2007 decreased by approximately $900,000, or 64.3%, to approximately $500,000 compared to $1.4 million for the same period in 2006. This decrease was primarily due to the decrease in our foreign exchange gains on our Euro denominated receivable and cash balances.

Provision for Income Taxes. We recorded an income tax expense of approximately $20.8 million for the year ended December 31, 2007, which represents an effective tax rate of 34.9%. The difference between the federal and state statutory combined rate of 37% and our effective tax rate for 2007 is primarily due to the impact of accounting for share-based compensation, for which certain share-based awards are treated as permanent differences and the impact of tax credits for increased research and development expenses.

During 2007, management evaluated the deferred tax valuation allowance and determined that the valuation allowance on the U.S. deferred tax assets should not be significantly revised. Approximately $900,000 of deferred tax valuation allowance relating to the Company’s Canadian subsidiary was released based on capital gains realized during 2007, and due to higher future taxable income projections. This determination was based on 2005, 2006 and 2007 operating results and in anticipation of using net operating losses due to current projections of future taxable income. The effective tax rate for the year ended December 31, 2007 was approximately 36.5%, excluding the valuation allowance revision. The effective tax rate for the year ended December 31, 2006 was approximately negative 3%, excluding the valuation allowance revision of 2006. The income tax benefit was approximately $2.7 million, which was primarily due to a revision of our valuation allowance on specific Canadian and U.S. deferred tax assets of approximately $2.8 million.

In accordance with SFAS No. 123(R), we recognize a tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and restricted stock, but under current accounting standards we cannot recognize a tax benefit currently for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS No. 123(R), we recognize a tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS No. 123(R), the tax benefit is recorded directly to additional paid-in capital. During 2007, we recorded a tax benefit of approximately $2.7 million associated with total share-based compensation. The impact of share-based compensation permanent items resulted in an increase of 1.6 percentage points to the annual effective tax rate. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is diminished.

Net income. For the year ended December 31, 2007, we reported net income of $38.8 million, as compared to net income of approximately $400,000 for the same period in 2006. The increase in net income was due to the growth in revenue and overall profitability of the Company as discussed above.

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

Cost of revenue. Cost of revenue for the year ended December 31, 2006 increased $47.1 million, or 40.7%, to $162.7 million compared to $115.6 million in 2005. The increase in cost of revenue was primarily related to an increase of product cost of $31.2 million due to the increase in product sales and additional costs associated with new products introduced, as discussed above. In addition, freight and distribution costs increased by approximately $6.2 million due to the additional volume of products shipped in 2006 compared to 2005. The remaining increase in costs of revenue primarily consists of an increase in royalty costs for intellectual property licenses of $6.7 million, a $2.4 million increase in warranty costs, and an increase in manufacturing overhead costs of approximately $700,000 during 2006 compared to 2005. In addition, cost of revenue was negatively impacted by approximately $500,000 of share-based compensation expense recorded during the year ended December 31, 2006 related to the adoption of SFAS No. 123R.

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

Research and development expenses. Research and development expenses for the year ended December 31, 2006 increased $10.8 million, or 52.7%, to $31.3 million compared to $20.5 million for 2005. The increase was primarily attributable to an increase of $7.7 million in salary and related expenses due to increased headcount to support our new product development, which includes $2.3 million of share-based compensation in connection with the adoption of SFAS No. 123R. Other increases consist of depreciation expenses of approximately $1.5 million due to capital equipment purchases, increase in outside consulting services of approximately $1.0 million, and an increase of approximately $400,000 in facility expenses in 2006 as compared to 2005. In addition, there were no costs recovered from customer funded development contracts during 2006 compared to approximately $200,000 recovered in 2005.

Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2006 increased $6.6 million, or 86.8%, to $14.2 million compared to $7.6 million for 2005. The increase was primarily attributable to an increase in sales and marketing efforts which included hiring new personnel during 2006 primarily to expand our European sales team resulting in increased salary and related expenses of $4.3 million, which includes $2.0 million of share-based compensation expense related to the adoption of SFAS No. 123R. In addition, product marketing and advertising expenses increased $1.6 million, leasehold expenses increased $400,000, and travel and related expenditures increased $300,000 in 2006 compared to 2005.

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

Interest income and expense. Interest income, net increased by approximately $700,000 for the year ended December 31, 2006 compared to the same period in 2005 primarily due to the increase in the average yields realized on our marketable securities and cash balances, which resulted in higher income as compared to the same period in 2005.

Other income (expense). Other income (expense) for the year ended December 31, 2006 increased by approximately $1.6 million, to $1.4 million, compared to an expense of $200,000 for the same period in 2005. This increase was primarily due to the increase in our foreign exchange gains on our Euro denominated receivable and cash balances.

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

Liquidity and Capital Resources

As of December 31, 2007, we had working capital of $200.7 million and $153.0 million in cash and cash equivalents and short-term marketable securities, which is an increase of $70.3 million from $82.7 million at December 31, 2006.

For the years ended December 31, 2007, and 2006, we recorded net income of approximately $38.8 million and $400,000, respectively. As of December 31, 2007, we had an accumulated deficit of $183.1 million compared to an accumulated deficit of $221.9 million at December 31, 2006.

During 2007 and 2006, we received aggregate proceeds of approximately $25.0 million and $1.7 million in connection with the issuance of approximately 2.9 million and 417,000 shares of common stock, respectively, upon the exercise of certain outstanding warrants and stock options as well as shares sold to employees pursuant to our employee stock purchase plan.

Historical Cash Flows

Net cash provided by operating activities. Net cash provided by operating activities increased by $42.2 million to $50.8 million for 2007 compared to $8.6 million for 2006. During 2007, the $50.8 million in cash provided by operations was primarily attributable to our net income of approximately $38.8 million, an increase in our accrued expenses and income taxes and of non-cash share-based compensation expense and depreciation expense offset by increases in our accounts receivable, non-cash increase in deferred taxes and inventory. Net cash provided by operating activities for 2006 was approximately $8.6 million. This was primarily attributable to an increase in prepaid expenses, accounts payable, accrued expenses and income taxes and non-cash depreciation and amortization expense, offset by an increase in our accounts receivable and an increase in inventory as compared to 2005.

Net cash used in investing activities. Net cash used in investing activities for 2007 was approximately $35.1 million compared to $4.2 million provided by investing activities in 2006. The cash used in investing activities in 2007 was primarily due to net purchases of marketable securities and net purchases of property and equipment. The cash used by investing activities in 2006 was due to purchases of property and equipment and purchases of licensed technologies, offset by net sales of marketable securities.

Net cash provided by (used in) financing activities. Net cash provided by financing activities for 2007 was $34.2 million, compared to net cash used by financing activities of $6.5 million for 2006. Cash provided in financing activities in 2007 was primarily due to $25.0 million of proceeds received from the exercise of common stock options and warrants, and stock purchases under the employee stock purchase plan. The Company also realized excess tax benefits of $9.3 million from stock option exercises. Cash used in financing activities in 2006 was primarily due to the settlement of our outstanding balance on our line of credit facility of $5.0 million and $3.9 million payment on our capital lease obligations, offset by $1.7 million of proceeds received from the exercise of common stock options and warrants, and stock purchases under the employee stock purchase plan, and excess tax benefits from stock option exercises of approximately $700,000.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at December 31, 2007, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Fiscal Year
	2008	2009	2010	2011	2012	Total
Operating leases	$2,773	$2,874	$2,926	$667	$434	$9,674
Capital leases	115	114	114	114	47	504
Committed purchase orders	126,719	—	—	—	—	126,719

Total contractual obligations	$129,607	$2,988	$3,040	$781	$481	$136,897

Other Liquidity Needs

During the next twelve months we plan to incur approximately $15.0 million to $18.0 million for capital expenditures and the acquisition of additional licenses.

We believe that our available cash and investments together with our operating cash flows will be sufficient to fund operations, including the continued expansion of our sales and marketing team, the further development of our new products and the related increase in our general and administrative expenses, and to satisfy our working capital requirements and anticipated capital expenditures for the next twelve months. We expect that a significant source of funds in the future will be our operating cash flow. Our future revenue is dependent on us fulfilling our commitments under agreements with a small number of major customers. Our liquidity could be impaired if there is any interruption in our business operations, a material failure to satisfy these contractual commitments or a failure to generate additional revenue from new or existing products.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At December 31, 2007, we had $153.0 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $84.6 million of our cash and cash equivalents at December 31, 2007, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $68.4 million of our investments by approximately $700,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of operations until the investment is sold or if the reduction in fair value was determined to be other than temporary.

Foreign Currency Exchange Rate Risk

During 2007, approximately $72.1 million of our sales transactions were denominated in Euros. In order to hedge against the short-term impact of foreign currency fluctuations on our accounts receivable balances we entered into forward foreign exchange contracts. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. If foreign currency rates were to fluctuate by 10% from rates at December 31, 2007, our financial condition, results of operations and cash flows would not be materially affected. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

All of our outstanding foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. As of December 31, 2007 the total amount of outstanding forward contracts amounted to 14 million Euros. During 2007, we recorded unrealized losses of approximately $100,000 on our forward contracts. These unrealized losses were offset by foreign currency gains of approximately $1.2 million recorded in other income and expense related primarily to our foreign currency receivable and cash balances denominated in Euros during 2007.

Revenues generated outside the United States, as a percentage of total revenues were approximately 25% for the fiscal year ended December 31, 2007 and 37% for 2006. Significant fluctuations in foreign exchange rates could impact future operating results.

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

As of December 31, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting. An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Novatel Wireless included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of Novatel Wireless’ internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of Novatel Wireless’ internal control over financial reporting as of December 31, 2007, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc.

We have audited Novatel Wireless, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Novatel Wireless, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9(A) Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Novatel Wireless, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novatel Wireless, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 2, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California

March 2, 2008

Item 9B.	Other Information

The audited financial statements included in this report contain updated information from that which the Company furnished on February 20, 2008, including a $ 382,000 increase in net income and a 306,000 share decrease in diluted weighted average shares outstanding for the year ended December 31, 2007. This updated information increases the previously reported net income per diluted share by $0.01 and $0.02 for the three and twelve months ended December 31, 2007, respectively. The update resulted from an increase to compensation expense of $441,000 after assessing the impact of performance based conditions under FAS 123R on certain restricted stock units granted to employees during 2007, and a change in the Company’s tax provision predominantly relating to its Canadian subsidiary. Corresponding updates have been made to the financial statements previously furnished by the Company and can be found on the “Investors” page of the Company’s website under “Financial Releases.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Identification of Directors. The information under the caption “Election of Directors,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

(b) Identification of Executive Officers. The information under the caption “Certain Information with Respect to Executive Officers,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Compliance with Section 16(a) of the Exchange Act,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

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

(e) Audit Committee. The information under the caption “Information Regarding the Board and its Standing Committees,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information under the heading “Executive Compensation and Other Information” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the heading “Certain Relationships and Related Transactions and Director Independence,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the heading “Principal Accountant Fees and Services,” appearing in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Index to consolidated financial statements

See Index to consolidated financial statements and financial statement schedules.

(a) 2. Index to financial statement schedules

The following financial statement schedules for the years ended December 31, 2007, 2006 and 2005 should be read in conjunction with the consolidated financial statements, and related notes thereto.

Schedule	Page
Schedule II—Valuation and Qualifying Accounts	F-31

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b) Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

Exhibit Number	Description

4.4	Form of Preferred Stock and Warrant Purchase Agreement entered into in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 18, 2002).

4.5	Registration Rights Agreement dated as of September 12, 2002 by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.6	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.7	Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.8	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.9	Registration Rights Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.10	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1	Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.2	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.3	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.4	Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5	Form of Amendment of Stock Option Agreements dated July 20, 2006 by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6	Form of Amendment of Stock Option Agreements dated July 20, 2006 by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

Exhibit Number	Description

10.7	Form of Amendment of Stock Option Agreements dated July 20, 2006 by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.8	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.9	Form of Restricted Share Award agreement for restricted stock granted to non-employee Directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.10	Form of Restricted Share Award agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.11	Form of 2006 Management Bonus Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.12	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.13	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.14	Form of 2007 Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed May 10, 2007).

10.15	Executive Chairman Agreement, dated October 19, 2006, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed October 24, 2006).

10.16	Employment Agreement dated November 2, 2007, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007).

10.17	Interim Financial Management Services Agreement, dated September 4, 2007, by and between Leddon & Associates and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007).

21	Subsidiaries of Novatel Wireless, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.*

24	Power of Attorney (See signature page).

31.1	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Description

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith

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

Date: March 2, 2008	NOVATEL WIRELESS, INC.

	By:	/S/ BRAD WEINERT
Brad Weinert President (Principal Executive Officer)

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Brad Weinert and Kenneth Leddon, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRAD WEINERT Brad Weinert	President (Principal Executive Officer)	March 2, 2008

/S/ KENNETH LEDDON Kenneth Leddon	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 2, 2008

/S/ PETER V. LEPARULO Peter V. Leparulo	Director and Executive Chairman	March 2, 2008

/S/ GREG LORENZETTI Greg Lorenzetti	Director	March 2, 2008

/S/ HORST J. PUDWILL Horst J. Pudwill	Director	March 2, 2008

/S/ JOHN ROSS John Ross	Director	March 2, 2008

David A. Werner	Director	March 2, 2008

S-1

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$84,600	$34,612
Marketable securities	68,412	48,071
Accounts receivable, net of allowance for doubtful accounts of $378 in 2007 and $631 in 2006	71,943	47,774
Inventories	25,876	25,662
Deferred tax assets, net	8,717	5,931
Prepaid expenses and other	4,461	3,344

Total current assets	264,009	165,394

Property and equipment, net	22,151	15,501
Marketable securities	—	1,479
Intangible assets, net	1,535	2,411
Deferred tax assets, net	8,619	6,630
Other assets	315	230

	$296,629	$191,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,547	$39,346
Accrued expenses	24,475	16,158
Accrued income taxes	296	213

Total current liabilities	63,318	55,717
Capital lease obligations, long-term	362	—
Other long-term liabilities	15,204	1,692

Total liabilities	78,884	57,409

Commitments and contingencies
Stockholders’ equity:
Series A and B Preferred stock, par value $0.001, 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001, 50,000 shares authorized, 32,602 and 29,743 shares issued and outstanding at December 31, 2007 and 2006, respectively	33	30
Additional paid-in capital	400,786	356,138
Accumulated other comprehensive income (loss)	65	(31)
Accumulated deficit	(183,139)	(221,901)

Total stockholders’ equity	217,745	134,236

	$296,629	$191,645

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue	$429,903	$217,972	$161,736
Cost of revenue	299,062	162,749	115,568

Gross margin	130,841	55,223	46,168

Operating costs and expenses:
Research and development	37,558	31,317	20,515
Sales and marketing	20,937	14,168	7,611
General and administrative	18,899	16,306	7,528

Total operating costs and expenses	77,394	61,791	35,654

Operating income (loss)	53,447	(6,568)	10,514
Other income (expense):
Interest income	5,652	3,032	2,251
Interest (expense)	(60)	(134)	(27)
Other income (expense), net	479	1,407	(216)

Income (loss) before income taxes	59,518	(2,263)	12,522
Provision (benefit) for income taxes	20,756	(2,706)	1,406

Net income	$38,762	$443	$11,116

Per share data:
Net income per share:
Basic	$1.23	$0.01	$0.38
Diluted	$1.21	$0.01	$0.37
Weighted average shares used in computation of basic and diluted net income per share:
Basic	31,389	29,580	29,132
Diluted	32,007	30,058	30,319

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount
Balance, December 31, 2004	28,944	$29	$333,945	$(233,460)	$(336)	$100,178	$—
Exercise of stock options and warrants	327	—	1,031	—	—	1,031	—
Shares issued under employee stock purchase plan	55	—	546	—	—	546	—
Tax benefit from reversal of deferred tax asset valuation	—	—	8,216	—	—	8,216	—
Net income	—	—	—	11,116	—	11,116	11,116
Other comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	(28)	(28)	(28)

Total comprehensive income							$11,088

Balance, December 31, 2005	29,326	29	343,738	(222,344)	(364)	121,059
Exercise of stock options and warrants	338	1	990	—	—	991	$—
Excess tax benefits from stock options exercised	—	—	716	—	—	716	—
Shares issued under employee stock purchase plan	79	—	683	—	—	683	—
Share-based compensation	—	—	10,011	—	—	10,011	—
Net income	—	—	—	443	—	443	443
Other comprehensive income:
Unrealized gain on marketable securities	—	—	—	—	333	333	333

Total comprehensive income							$776

Balance, December 31, 2006	29,743	$30	356,138	(221,901)	(31)	134,236
Exercise of stock options and warrants	2,746	3	23,974	—	—	23,977	$—
Excess tax benefits from stock options exercised	—	—	9,810	—	—	9,810	—
Shares issued under employee stock purchase plan	113	—	1,013	—	—	1,013	—
Share-based compensation	—	—	9,851	—	—	9,851	—
Net income	—	—	—	38,762	—	38,762	38,762
Other comprehensive income:
Unrealized gain on marketable securities	—	—	—	—	96	96	96

Total comprehensive income							$38,858

Balance, December 31, 2007	32,602	$33	$400,786	$(183,139)	$65	$217,745

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$38,762	$443	$11,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,953	8,037	4,472
Loss on disposal of fixed assets	102	—	—
Provision for bad debt	309	635	19
Inventory write-offs	2,798	2,924	2,937
Share-based compensation expense	9,851	10,011	—
Excess tax benefit from stock options exercised	(9,290)	(716)	—
Non-cash income tax expense (benefit)	(4,844)	(5,458)	1,114
Changes in assets and liabilities:
Accounts receivable, net	(24,478)	(20,288)	(14,079)
Inventories	(3,012)	(5,454)	(16,415)
Prepaid expenses and other assets	(1,202)	6,472	(7,754)
Accounts payable	(799)	5,120	28,274
Accrued expenses, income taxes and other	31,694	6,890	2,822

Net cash provided by operating activities	50,844	8,616	12,506

Cash flows from investing activities:
Purchases of property and equipment	(16,204)	(8,125)	(6,752)
Proceeds from sale of property and equipment	125	—	—
Purchases of licensed technologies	(240)	(500)	(390)
Purchases of securities	(88,336)	(60,758)	(43,664)
Securities maturities/sales	69,570	65,227	54,684

Net cash provided by (used in) investing activities	(35,085)	(4,156)	3,878

Cash flows from financing activities:
Proceeds from (payments on) line of credit	—	(5,000)	5,000
Payments under capital lease obligations	(51)	(3,891)	(2,794)
Proceeds from exercise of stock options and warrants	23,977	991	1,031
Proceeds from shares issued under the employee stock purchase plan	1,013	683	546
Excess tax benefits from stock options exercised	9,290	716	—

Net cash provided by (used in) financing activities	34,229	(6,501)	3,783

Net increase (decrease) in cash and cash equivalents	49,988	(2,041)	20,167
Cash and cash equivalents, beginning of year	34,612	36,653	16,486

Cash and cash equivalents, end of year	$84,600	$34,612	$36,653

Supplemental disclosures of non-cash investing and financing activities:
Capital lease obligations	$510	$—	$5,558
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$60	$134	$27
Cash paid during the year for taxes	$2,870	$383	$—

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Significant Accounting Policies

Novatel Wireless, Inc. (the “Company”) was incorporated in 1996 under the laws of the State of Delaware. The Company is a provider of wireless broadband access solutions for the worldwide mobile communications market. The Company’s broad range of products includes 3G wireless PC card and ExpressCard modems, embedded modems, communications software and Fixed-Mobile Convergence (FMC) solutions for wireless network operators, infrastructure providers, distributors, original equipment manufacturers (OEMs), and vertical markets worldwide. Through the integration of its hardware and software, the Company’s products are designed to operate on a majority of wireless networks in the world and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. The Company also offers software engineering, integration and design services to its customers to facilitate the use of its products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, provision for warranty costs, estimated royalty costs, income taxes, foreign exchange forward contracts, and share-based compensation expense.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist of money market and mutual funds, U.S. government and other corporate debt securities and are recorded at market value, which approximates cost.

Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the Company’s cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. While it is the Company’s intent to hold such securities until maturity, the Company may sell certain securities for cash flow purposes. Thus, the Company’s marketable securities are classified as available-for-sale and are carried on the balance sheet at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipping and handling costs are classified as a component of cost of revenue in the consolidated statements of income.

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

Intangible Assets

Intangible assets include the costs of non-exclusive and perpetual worldwide software technology licenses. License costs are amortized on a straight-line basis over the estimated useful lives of the assets, which is estimated at five years.

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

Revenue Recognition

The Company’s revenue is generated from the sale of wireless modems to wireless operators, OEM customers and value added resellers (VARs) and distributors. Revenue from product sales is recognized upon the latest of transfer of title or shipment of the product to the customer. For product sales with acceptance conditions based upon the passage of contractually specified time periods, revenue is recognized upon the earlier of such time that the acceptance period expires or is waived by our customers upon request. The Company records deferred revenue for cash payments received from customers in advance of when revenue recognition criteria are met. The Company grants price protection to certain customers in accordance with the provisions of the respective contracts and tracks pricing and other terms offered to customers buying similar products to assess compliance with these provisions. To date, the Company has not incurred material price protection obligations. Revenues from sales to certain customers are subject to cooperative advertising. Allowances for cooperative advertising are provided for upon revenue recognition. Such amounts are recorded as a reduction of revenue or operating expense in accordance with Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reseller of the Vendor’s Products), or EITF No. 01-9. The Company establishes reserves for estimated product returns allowances in the period in which revenue is recognized. In estimating future product returns, the Company considers various relevant factors, including the Company’s stated return policies and practices and historical trends. The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, which provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.

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

Royalty Costs

The Company has intellectual property license agreements which generally require the Company to make royalty payments based on a percentage of the revenue generated by sales of products incorporating the licensed technology. The Company recognizes royalty obligations in accordance with the terms of the respective royalty agreements. The Company also accrues for estimated royalty costs in situations where it does not have agreements by using its current best estimate of the royalty obligation. These estimates are based on various market data information and other relevant information. If the Company subsequently enters into such agreements, or when additional market data becomes available, the Company will revise its estimates if necessary.

Income Taxes

The Company recognizes federal, state and foreign current tax liabilities or assets based on its estimate of taxes payable to or refundable by tax authorities in the current fiscal year. The Company also recognizes federal, state and foreign deferred tax liabilities or assets based on the Company’s estimate of future tax effects attributable to temporary differences and carry forwards and records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

As of December 31, 2007 the total amount of outstanding forward contracts amounted to 14 million Euros. For the years ended December 31, 2007 and 2006, the Company recorded a loss of $100,000 and a gain of $1.4 million on its foreign currency forward exchange contracts, respectively.

Litigation

The Company is currently involved in certain legal proceedings. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company’s pending litigation and revises its estimates, if necessary. The Company’s policy is to expense litigation costs as incurred.

Share-Based Compensation Information under SFAS 123R

The Company has granted incentive stock options to employees, restricted stock (both shares and units) and non-qualified stock options to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan (ESPP) for all eligible employees. During 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants, non-vested stock grants, and purchases of Company stock on employees’ behalf made pursuant to the Company’s ESPP based on estimated fair values. SFAS No. 123(R) superseded the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25 and SFAS No. 123, Accounting for Stock-Based Compensation.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment option awards on the date of grant using an option-pricing model. The value of the awards that are ultimately expected to vest are recognized as compensation expense over the requisite service periods using the straight-line method for awards with only service conditions. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, share-based compensation expense was recognized by the Company only if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant. No stock-based compensation expense was recorded by the Company in 2005.

As of December 31, 2007, total unrecognized share-based compensation cost related to unvested stock options was $9.7 million, which is expected to be recognized over a weighted average period of approximately 31 months. As of December 31, 2007, total unrecognized share-based compensation cost related to restricted stock was $3.7 million, which is expected to be recognized over a weighted average period of approximately 24 months. As of December 31, 2007, total unrecognized ESPP compensation cost related to ESPP share purchases was approximately $200,000, which is expected to be recognized over a weighted average period of approximately seven months. The Company has included the following amounts for share-based compensation expense, including the cost related to stock options, restricted stock, and the ESPP, in the consolidated statements of operations for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	Year Ended December 31,
	2007	2006
Cost of revenue	$718	$487
Research and development	2,493	2,269
Sales and marketing	1,906	1,997
General and administrative	4,734	5,258

Total	9,851	10,011
Tax effect on share-based compensation	(2,718)	(2,607)

Net effect on net income	$7,133	$7,404

Effect on earnings per share:
Basic	$0.23	$0.25
Diluted	$0.22	$0.25

Share-based compensation expense recognized during the years ended December 31, 2007 and 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123 and SFAS No. 123(R), respectively. The Company has historically disclosed and currently recognizes share-based compensation expense using the straight-line method for awards that contain only service conditions. For awards that contain performance conditions, the Company recognizes the share-based compensation expense on a straight-line basis for each vesting tranche as required by SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. The Company has historically and continues to estimate the fair value of share based option awards using the Black-Scholes option-pricing model.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro-Forma Information under SFAS No. 123 for periods Prior to Fiscal 2006

Prior to January 1, 2006, the Company disclosed compensation cost in accordance with SFAS No. 123. The provisions of SFAS No. 123 required the Company to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net income (loss) for the year ended December 31, 2005 would have been as follows (in thousands, except per share data):

2005
Net income as reported	$11,116
Deduct: Share-based employee compensation expense determined under the fair value based method for all awards, net of related tax benefits	(18,815)

Net income (loss) pro forma	$(7,699)

Net income per share, Basic as reported	$0.38
Net income (loss) per share, Basic pro forma	$(0.26)
Net income per share, Diluted as reported	$0.37
Net income (loss) per share, Diluted pro forma	$(0.26)

Pro forma disclosures for the years ended December 31, 2007 and 2006 are not presented because the compensation expense is recorded in the consolidated statements of operations.

To estimate compensation expense which would have been recognized under SFAS No. 123 for the year ended December 31, 2005, and the compensation cost that was recognized under SFAS No. 123(R) for the years ended December 31, 2007 and 2006, the Company used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	Years Ended December 31,
	2007	2006	2005
Expected dividend yield	0%	0%	0%
Risk-free interest rate:
Stock Options	4.6%	4.7%	3.7%
ESPP	4.7%	4.7%	3.7%
Volatility:
Stock Options	59%	71%	66%
ESPP	47%	51%	66%
Expected Term:
Stock Options	4.76 years	5.5 years	4 years
ESPP	15 months	15 months	15 months

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

Computation of Net Income Per Share

SFAS No. 128, “Earnings Per Share,” requires companies to compute basic and diluted per share data for all periods for which a statement of operations is presented. Basic net income per share excludes dilution and is

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

computed by dividing the net income by the weighted-average number of shares that were outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to acquire common stock were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their short-term nature. The Company performs credit evaluations of key customers and management believes it is not exposed to significant credit risk on its accounts receivable in excess of established reserves.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 will be applied prospectively and is effective for all financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. However, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis is expected to be deferred to fiscal years beginning after December 15, 2008 and interim periods within those years. SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company is assessing the impact of this standard to its financial statements to determine whether it will adopt the elective fair value provisions. The amendment to SFAS 115 is not considered to have a significant impact to the Company’s financial statements.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, if the Company were to engage in any business combinations, the combinations would be recorded and disclosed following existing GAAP until January 1, 2009. The impact on the Company’s consolidated financial statements of SFAS No. 141R, when effective, will depend on whether it engages in such activity, and also upon the nature, terms and size of the acquisitions it may consummate after the effective date. The Company will continue to assess the impact of this standard on our future consolidated financial statements.

2.	Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

December 31, 2007	Maturity in Years	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Asset backed	1 or less	$9,337	$31	$9,368
Certificate of deposits	1 or less	1,700	—	1,700
Commercial paper	1 or less	27,587	8	27,595
Corporate debenture/bonds	1 or less	29,705	44	29,749

Total short-term marketable securities		$68,329	$83	$68,412

December 31, 2006	Maturity in Years	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. Agency securities	1 or less	$4,249	$(5)	$4,244
Asset backed	1 or less	6,196	(2)	6,194
Certificate of deposits	1 or less	4,293	(2)	4,291
Corporate debenture/bonds	1 or less	33,380	(38)	33,342

Total short-term marketable securities		48,118	(47)	48,071

Corporate bonds—long-term marketable securities	1 to 2	1,480	(1)	1,479

		$49,598	$(48)	$49,550

The unrealized gain at December 31, 2007 of $83,000, or $65,000 net of taxes, and the unrealized loss at December 31, 2006 of $48,000, or $31,000 net of taxes, are the result of market conditions affecting fixed-income securities and are included in accumulated other comprehensive income (loss) in the consolidated balance sheets.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months. Because the Company’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, the Company is confident that investments in individual securities with unrealized losses at December 31, 2007 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

3.	Financial Statement Details

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Finished goods	$25,368	$25,059
Raw materials and components	508	603

	$25,876	$25,662

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Test equipment	$31,185	$20,767
Computer equipment and purchased software	9,511	9,896
Product tooling	3,782	3,516
Furniture and fixtures	2,314	1,448
Leasehold improvements	2,811	2,010

	49,603	37,637
Less—accumulated depreciation and amortization	(27,452)	(22,136)

	$22,151	$15,501

Depreciation and amortization expense relating to property and equipment was $9.9 million, $6.5 million, and $2.9 million for the years ended December 31, 2007, 2006, and 2005, respectively. At December 31, 2007 and 2006, assets held under capital leases had a net book value of $462,000 and zero, respectively, net of accumulated amortization of $48,000 and zero, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2007	2006
HSUPA, HSDPA, UMTS, and GPRS licenses	$5,092	$4,735
EV-DO and CDMA licenses	4,593	4,710

	9,685	9,445
Less—accumulated amortization	(8,150)	(7,034)

	$1,535	$2,411

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense relating to intangible licenses was $1.1 million, $1.5 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Future estimated amortization expense over the following five-year period is as follows (in thousands):

2008	$592
2009	374
2010	280
2011	190
2012	75
Thereafter	24

$1,535

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006
Royalties	$8,372	$6,754
Payroll and related	7,058	4,947
Product warranty	3,077	1,464
Market development fund and price protection	1,899	58
Deferred rent	982	969
Professional fees	1,332	683
Other	1,755	1,283

	$24,475	$16,158

Restructuring Charges

The Company reduced its operating costs from 2001 through 2003, primarily through employee layoffs and facility consolidations. No restructuring charges were recorded during 2007, 2006 or 2005. The accrual at December 31, 2006 consisted solely of lease obligations from exited facilities.

The following table displays the activity and balances of the restructuring accrual from January 1, 2006 to December 31, 2007 (in thousands):

Facility Closings
Balance—January 1, 2006	$333
Net cash payments	(205)

Balance—December 31, 2006	128
Net cash payments	(128)

Balance—December 31, 2007	$—

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Income Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Potentially dilutive securities (currently consisting of options, warrants, restricted stock and employee stock purchase plan withholdings using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when their exercise price is greater than the market price as their effect would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended December 31, 2007, 2006 and 2005, respectively (in thousands).

	Years Ended December 31,
	2007	2006	2005
Basic weighted average common shares outstanding	31,389	29,580	29,132

Effect of dilutive securities:
Warrants	89	22	74
Options	461	398	1,113
Employee Stock Purchase Plan	13	—	—
Unvested Restricted Stock (including Restricted Stock Units)	55	58	—

Diluted weighted average common and potential common shares outstanding	32,007	30,058	30,319

Weighted average options and warrants to purchase a total of 473,183, 4,503,911, and 3,151,709 shares of common stock for the years ended December 31, 2007, 2006 and 2005 respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

5.	Stockholders’ Equity

Preferred Stock

The Company has a total of 2,000,000 shares of Series A and Series B preferred stock authorized for issuance at a par value of $0.001 per share. No preferred shares are currently issued or outstanding.

Warrants

In 2004, and in prior years, the Company issued warrants to purchase shares of the Company’s capital stock to various investors and lenders as approved by its board of directors.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of warrant activity is as follows (in thousands, except per share data):

	December 31,
	2007		2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	172	$8.83	208	$7.91	726	$16.84
Expired	—	—	—	—	(518)	20.42
Exercised	—	—	(36)	3.60	—	—

Outstanding, end of year	172	$8.83	172	$8.83	208	$7.91

In connection with a private placement transaction in January 2004, the Company issued warrants to buy 228,565 shares of common stock. These warrants may be exercised at $8.83 per share at any time up to January 15, 2009. Under the fair value method, the value of these warrants at the date of issuance was nominal and, accordingly, no value has been assigned to them.

In connection with private placement transactions in March and May 2003, the Company issued warrants to buy 2,841,072 shares of common stock. These warrants were permitted to be exercised at $0.70 per share at any time up to September 12, 2008 with respect to 857,141 warrants and November 14, 2008 with respect to 1,983,931 warrants. Under the fair value method, the value of these warrants at the date of issuance was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.5%, volatility of 116% and expected lives of four years. The proceeds from these two transactions allocable to the warrants was $1.4 million which was recorded as a component of Additional Paid-in Capital, and was determined based on the relative fair values of the debt securities issued and warrants granted. No such warrants are currently issued or outstanding.

Common Shares Reserved for Future Issuance

The Company has reserved shares of common stock for possible future issuance as of December 31, 2007 as follows (in thousands):

Stock options outstanding	3,324
Restricted stock awards and units outstanding	334
Stock options available for future grant	2,428
Stock warrants outstanding	172
Shares available under the Employee Stock Purchase Plan	233

Total reserved shares for issuance of common stock	6,491

6.	Stock Incentive and Employee Stock Purchase Plans

Stock Option Plans

The Company’s amended and restated 1997 employee stock option plan (the “1997 Plan”) for employees authorized the granting of options for up to 800,000 shares of the Company’s common stock. Generally, options were granted at prices equal to at least 100% of the fair value of the stock on the date of grant, expire not later than ten years from the date of grant and vested ratably and annually over a four-year period following the date

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of grant. From time to time, as approved by the Company’s Board of Directors, options with differing vesting terms were also granted. The 1997 Plan provides that any shares issued come from the Company’s authorized but unissued or reacquired common stock. In September, 2000 the Company suspended making any further grants pursuant to the 1997 Plan and contributed the remaining shares then reserved for issuance under such plan to the 2000 Stock Incentive Plan (the “2000 Plan”).

In July 2000, the Company’s Board of Directors approved and in September 2000, the Company’s stockholders approved the 2000 Plan authorizing the issuance of up to 1,100,000 shares of the Company’s common stock, including the 800,000 shares authorized under the 1997 Plan in respect of equity incentive awards made pursuant to the plan. When adopted, the plan also had an “evergreen” provision which provided for an automatic annual increase, to be added on the first day of the fiscal year beginning in 2001, equal to the lesser of (a) 3.0% of the outstanding shares on the last day of the prior fiscal year, (b) 100,000 shares, or (c) such lesser number of shares as may be determined by the Board in its sole discretion. The Company implemented the 2000 Plan upon the effective date of the Company’s initial public offering in November 2000. The Compensation Committee of the Company’s Board of Directors administers the 2000 Plan. Awards made under the 2000 Plan typically vest over either a three or a four year period but the plan permits the granting of awards with alternative vesting schedules including vesting based on performance criteria.

Under the 2000 Plan, the Company may issue restricted stock incentives, that upon meeting vesting conditions, allow for employees and non employee directors to receive common stock. Issuances of such awards reduce common stock available under the 2000 Plan for stock option awards.

In 2003 and 2004, the stockholders of the Company approved amendments to the 2000 Plan to increase the number of shares reserved for issuance under the plan by 4,222,743 and 2,000,000 shares, respectively, of the Company’s common stock. In July 2005, the stockholders of the Company approved the amendment of the 2000 Plan to increase the number of shares reserved for issuance under the plan by 1,500,000 shares of the Company’s common stock, and eliminate the “evergreen” provision from the plan that provided for the automatic annual increase in the number of shares reserved for issuance. The Company’s stockholders also voted to remove a provision from the 2000 plan that permitted the repricing of the exercise prices with respect to stock options or stock appreciation rights.

In December 2005, the Company’s Board of Directors authorized and approved the acceleration of vesting of certain unvested “out-of-the-money” stock options outstanding under the 2000 Plan that have exercise prices per share of $18.00 or higher. As a result, options to purchase approximately 550,000 shares of the Company’s common stock became fully vested and exercisable immediately. Options held by officers and directors of the Company were not included in the vesting acceleration. The acceleration of the vesting of these stock options eliminated future compensation expense that the Company would otherwise have had to recognize in its consolidated statement of operations with respect to such options when SFAS No. 123(R) became effective for the Company in the first quarter of 2006. As a result of the acceleration, the Company reduced the stock option expense it otherwise would have been required to record by approximately $6.9 million beginning in 2006 on a pre-tax basis.

On June 21, 2007, the stockholders of the Company approved an increase in the number of shares reserved for issuance under the 2000 Plan by 2,000,000 shares of the Company’s common stock.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity is as follows (in thousands, except per share data):

	Stock Options Outstanding	Common Shares Available for Award	Weighted Average Exercise Price Per Option
Options outstanding January 1, 2005	4,449	1,411	$13.17
New authorized options	—	1,600	—
Granted	1,749	(1,749)	12.04
Exercised	(327)	—	3.14
Cancelled	(427)	427	11.08

Options outstanding December 31, 2005	5,444	1,689	$13.58
Granted	798	(798)	10.51
Exercised	(301)	—	2.86
Cancelled	(481)	481	15.95
Restricted stock issuances	—	(252)	10.61

Options outstanding December 31, 2006	5,460	1,120	$13.51
New authorized options	—	2,000	—
Granted	784	(784)	15.33
Exercised	(2,600)	—	9.89
Cancelled	(320)	320	15.88
Share buyback due to tax benefit	—	86	17.40
Restricted stock cancellations	—	10	10.61
Restricted stock issuances, net	—	(324)	16.74

Balance December 31, 2007	3,324	2,428	$16.55

Options Exercisable, December 31, 2005	3,171		$14.57

Options Exercisable, December 31, 2006	3,942		$14.10

Options Exercisable, December 31, 2007	2,032		$18.38

During the year ended December 31, 2007, the total pre-tax intrinsic value of options exercised to purchase common stock was approximately $30.2 million, and the weighted average fair value of options to purchase common stock that were granted was $8.37. During the year ended December 31, 2006, the total pre-tax intrinsic value of options exercised to purchase common stock was $2.3 million, and the weighted average fair value of options to purchase common stock that were granted was $6.48 per share. During the year ended December 31, 2005, the total pre-tax intrinsic value of options exercised to purchase common stock was $3.3 million, and the weighted average fair value of options to purchase common stock that were granted was $6.34 per share.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding for all plans as of December 31, 2007, is as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.95 – 11.02	873	8.25	$9.50	236	$7.23
$11.04 – 15.43	1,121	7.33	12.43	773	12.57
$15.77 – 16.27	405	6.33	16.27	405	16.27
$16.53 – 18.78	582	6.69	18.36	487	18.38
$19.80 – 193.13	343	7.49	45.19	131	79.71

Total	3,324		$16.55	2,032	$18.38

Aggregate intrinsic value	$10,077			$5,115

Weighted average remaining contractual life (in years)		7.35		6.54

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $16.20 per share as of the last business day of the year ended December 31, 2007, which pre-tax amount would have been received by the optionees had all options been exercised on that date.

The total fair value of option awards recognized as expense during the years ended December 31, 2007 and 2006 was approximately $5.9 million and approximately $8.1 million, respectively.

Restricted Stock Awards

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

During 2007, all the stock price levels were achieved. As a result, all such restricted stock awards vested and the compensation expense was fully recognized.

In May 2006, the Compensation Committee of the Board of Directors also awarded 7,500 shares of restricted stock to each of the existing 5 non-employee directors (for a total of 37,500 shares) at a fair value of $10.61 per share. 2,500 shares of each grant vests annually each May, commencing in 2007, so long as the

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

director is serving on such date. The Company estimated the aggregate fair value of these awards to the non-employee directors at approximately $400,000 based on the fair value of the Company’s common stock on the date of the grant, which is being amortized to compensation expense ratably over a three year period. In November 2006, 7,500 shares of restricted stock were forfeited upon termination of service by a non-employee director due to his death. In May 2007, one-third of the outstanding restricted stock awards granted to non-employee directors had vested in accordance with the conditions of the grant. On June 21, 2007, 10,000 shares of restricted stock were forfeited upon termination of service by two such directors, effective upon the conclusion of our annual meeting on that date.

Restricted stock award activity for the two years ended December 31, 2007 is presented below (in thousands):

Shares
Non-vested at May 17, 2006	259.5
Forfeited	(7.5)

Non-vested at December 31, 2006	252.0
Vested	(232.0)
Forfeited	(10.0)

Non-vested at December 31, 2007	10.0

The total fair value of restricted stock awards recognized as expense during the years ended December 31, 2007 and 2006 was approximately $1.2 million and approximately $1.4 million, respectively.

Restricted Stock Units

During 2007, the Compensation Committee of the Board of Directors, pursuant to the 2000 Plan, awarded a total of 106,773 shares of restricted stock units (RSU’s) to employees and 6 non-employee directors at fair values ranging from $10.40 per share to $25.22 per share. One-third of the shares of each grant vests annually upon the anniversary of the grant date, commencing in 2008, so long as the employee and director is serving on such date. The Company estimated the aggregate fair value of these awards to the employees and non-employee directors at approximately $1.3 million, based on the fair value of the Company’s common stock price at the grant date. Compensation cost is being amortized to compensation expense for each grant on straight-line basis over the three-year service period.

In January 2007 and October 2007, the Compensation Committee of the Board of Directors, pursuant to the 2000 Plan, also awarded a total of 100,000 shares and 150,000 shares of RSU’s, respectively, to certain executives and to the Company’s Executive Chairman, respectively, at fair values of $10.40 and $25.49 per share, respectively. One-third of the shares of each grant vests annually each January, commencing in 2008, subject to achieving specific operating metrics in fiscal 2007 the Company set forth as vesting conditions and continued employment on each vesting date. As of December 31, 2007, all of the operating metrics had been achieved resulting in 100% satisfaction of the performance conditions for the awards. The Company estimated the aggregate fair value of these awards to executives at approximately $4.8 million, which is being amortized to compensation expense on a straight basis for each vesting tranche.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock unit activity for the year ended December 31, 2007 is presented below (in thousands, except per share data):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	—	$—
Granted	357	17.22
Vested	—	—
Forfeited	(33)	10.40

Non-vested at December 31, 2007	324	$17.92

The total fair value of RSU’s recognized as expense during the year ended December 31, 2007 was approximately $2.3 million.

Employee Stock Purchase Plan

In July 2000, the Company’s Board of Directors approved the 2000 Employee Stock Purchase Plan (“ESPP”) and in September 2000, the Company’s stockholders approved the ESPP. The Company implemented the ESPP in 2001 following the completion of the initial public offering in November 2000. The ESPP, subject to certain limitations, permits eligible employees of the Company to purchase common stock, at a price equal to 85.0% of the lower of the fair market value on the first day of the offering period or the last day of each six-month purchase period, through payroll deductions of up to 10.0% of their annual cash compensation. The ESPP initially provided for the issuance of up to 100,000 shares of common stock, plus an automatic annual increase, to be added on the first day of the fiscal year beginning in 2001, equal to the lesser of (a) 0.5% of the outstanding shares on the last day of the prior fiscal year, (b) 18,000 shares, or (c) such lesser number of shares as may be determined by the Board in its sole discretion. During 2004 and 2007, the Company’s stockholders approved an amendment to the ESPP which increased the number of shares reserved for future issuance under the ESPP by 80,000 and 250,000 shares respectively. During 2007, the Company sold 113,433 shares under this plan and received $1.0 million in cash. During 2006, the Company sold 78,808 shares under this plan and received $683,000 in cash. During 2005, the Company sold 54,570 shares under this plan and received $546,000 in cash. The total fair value of ESPP awards recognized as expense during the years ended December 31, 2007 and 2006 was approximately $493,000 and approximately $535,000, respectively.

7.	Income Taxes

Total income taxes for the years ended December 31, 2007, 2006 and 2005 were allocated as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
To income from continuing operations	$20,756	$(2,706)	$1,406
To stockholders’ equity	(9,772)	(733)	(8,216)

Total income taxes	$10,984	$(3,439)	$(6,810)

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) before income taxes for the years ended December 31, 2007, 2006 and 2005 is comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Domestic	$57,863	$(3,490)	$11,695
Foreign	1,655	1,227	827

	$59,518	$(2,263)	$12,522

The provision (benefit) for income taxes for the years ended December 31, 2007, 2006 and 2005 is comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$23,610	$4,546	$4,611
State	1,986	42	911
Foreign	4	29	—

Total Current	$25,600	$4,617	$5,522

Deferred:
Federal	$(2,340)	$(4,986)	$(3,261)
State	(2,268)	(67)	(855)
Foreign	(236)	(2,270)	—

Total Deferred	$(4,844)	$(7,323)	$(4,116)

Provision (benefit) for income taxes	$20,756	$(2,706)	$1,406

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31
	2007	2006
Deferred tax assets:
Accrued expenses	$3,877	$2,467
Inventory obsolescence provision	1,118	1,933
Depreciation and amortization	4,257	4,500
Deferred rent	338	349
Net operating loss and credit carryforwards	2,787	3,087
Stock-based compensation	3,919	2,603
Unrecognized tax benefits	2,434	—

Deferred tax assets	18,730	14,939
Valuation allowance	(1,394)	(2,378)

Net deferred tax assets	$17,336	$12,561

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 35% in 2007 and 2005, and 34% in 2006 to income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Federal tax provision, at statutory rate	$20,831	$(769)	$4,383
State tax, net of federal benefit	1,190	(45)	376
Change in valuation allowance	(984)	(2,781)	(2,438)
Research and development credits	(951)	(635)	(853)
Share-based compensation	926	997	—
Other	(256)	527	(62)

	$20,756	$(2,706)	$1,406

At December 31, 2007 and 2006, the Company provided a valuation allowance for its deferred tax assets for which significant uncertainty exists regarding the ultimate realization. At December 31, 2007, the allowance consisted of $1.4 million relating to certain of the Company net operating loss carryforwards. At December 31, 2006, the allowance consisted of $1.5 million relating to certain of the Company’s net operating loss carryforwards and $900,000 relating to the Company’s Canadian subsidiary. The Company evaluates its deferred tax assets for future realization and reduces it by a valuation allowance to the extent significant uncertainty exists. Many factors are considered when assessing the likelihood of future realization of deferred tax assets including recent cumulative earnings experience, expectations of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. During 2007, the Company released its $900,000 valuation allowance relating to its Canadian subsidiary due to the realization of certain capital gains and increases to current estimates of the subsidiary’s future taxable income. Management believes that it is more likely than not that the results of future operations will generate sufficient future taxable income to realize deferred tax assets, net of the valuation allowance.

At December 31, 2007, the Company has U.S. federal net operating loss carryforwards of approximately $5.0 million. Federal net operating loss carryforwards expire at various dates from 2011 through 2024. The Company has California net operating loss carryforwards of approximately $5.0 million, which expire at various dates from 2008 through 2014. The Company also has a California research and development tax credit carryforward of approximately $1.1 million. The California tax credits have no expiration date.

During 2005, the Company completed its formal IRC Section 382 study and analysis. The results of this study concluded that the Company experienced several ownership changes for purposes of the IRC Section 382 limitation. As a result of the most recent ownership change, which occurred in 2003, utilization of the Company’s net operating loss is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. The Company estimates its annual limitation for GAAP reporting purposes to be approximately $311,000. Of the aggregate $156.5 million net operating loss carryforward as of December 31, 2005, the Company expects to utilize a total of approximately $6.2 million for GAAP reporting purposes. Based on the conclusion of the Section 382 study, the Company reduced its deferred tax assets and valuation allowance on these assets by approximately $52.1 million to reflect this limitation. The Company may take positions for filing tax returns which differ from the treatment of the same time or items for financial reporting purposes. Any benefits associated with such tax positions will be reflected in the Company’s financial statement when realized.

It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.

On January 1, 2007 the Company adopted the provisions of FIN 48. The Company’s adoption of the standard did not have a material impact on retained earnings. The total liability for unrecognized tax benefits as of the date of adoption was $3.7 million. As of December 31, 2007, the total liability for unrecognized tax benefits is $15.2 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2007	$40,663
Increases related to current and prior year tax positions	676
Settlements	—
Lapse in statute of limitations	—

Unrecognized tax benefits balance at December 31, 2007	$41,339

Included in the balance of unrecognized tax benefits at December 31, 2007 is $38.8 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2007, the Company recorded approximately $100,000 of accrued interest related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

The Company and its subsidiaries file U.S., state, and foreign income tax returns in jurisdictions with various statues of limitations. The Company is subject to various income tax examinations for the 1996 through 2007 calendar years due to the utilization of net operating loss carryforwards.

8.	Credit Facility

On December 29, 2005, the Company entered into a two-year $25.0 million secured revolving credit facility (“the Credit Agreement”). The Credit Agreement granted a first priority blanket lien on substantially all the Company’s assets in order to secure repayment of outstanding indebtedness under the Credit Agreement. At the Company’s option, borrowings under the Credit Agreement bore interest at either the London Interbank Offering Rate (LIBOR) plus 100-150 basis points depending on the level of borrowing under the Credit Agreement, or at the prime rate plus 50 basis points. The Credit Agreement further contained certain customary restrictive financial and operating covenants. As of December 31, 2007 the Credit Agreement had expired in accordance with the terms of the Agreement.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Commitments and Contingencies

Capital Leases

During 2007, the Company purchased equipment under capital leases for approximately $510,000.

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007 (in thousands):

For the Periods Ending December 31,	Amount
2008	$115
2009	114
2010	114
2011	114
2012	47

Total minimum lease payments	504
Less: amounts representing interest	(44)

Present value of net minimum lease payments	460
Less: current portion	(98)

Long-term portion	$362

Operating Leases

The Company leases its office space and certain equipment under non-cancelable operating leases with various terms through 2012. The minimum annual rent on the Company’s office space is subject to increases based on stated rental adjustment terms, property taxes and operating costs, and contains rent concessions. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Rental expense under operating leases in fiscal 2007, 2006 and 2005 was approximately $4.1 million, $3.3 million and $3.0 million, respectively. The Company’s office space lease contains incentives in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements incurred by the Company which are recorded to rent expense on a straight-line basis over the term of the lease.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The minimum future lease payments under non-cancelable operating leases as of December 31, 2007 are as follows (in thousands):

Operating
2008	$2,773
2009	2,874
2010	2,926
2011	667
2012	434
Thereafter	—

Total minimum lease payments	$9,674

Royalties

The Company has license agreements which commit it to royalty payments generally based on a percentage of the sales price of its products using certain technologies. The Company recognizes royalty obligations in accordance with terms of the respective royalty agreements. The Company has also accrued for royalty costs in cases where it does not have agreements by using its current best estimate of its obligation. These estimates are based on various market data information and other relevant information. If the Company enters into such agreements, or when additional market data becomes available, it will revise its estimates accordingly. In 2007, 2006 and 2005, the Company incurred royalty expense of $22.0 million, $13.6 million, and $11.3 million, respectively.

Management Retention Agreements

During 2005 and 2004, the Company entered into management retention agreements with the Company’s named executive officers, other than the then chief executive officer. The agreements entitle those employees to enumerated severance benefits if, within the one year period immediately following a change of control (as defined in the agreement) or at the direction of an acquirer in anticipation of such an event, the Company terminates the employee’s employment other than for cause or disability or the employee terminates his or her employment for good reason. These severance benefits would include a lump sum payment of three times the sum of the employee’s annual base salary then in effect and the applicable targeted annual bonus, continued employee benefits, full acceleration of vesting of the employee’s stock options, a tax equalization payment to eliminate the effects of any applicable excise tax, and financial planning and outplacement services.

On November 2, 2007, the Company entered into an employment agreement with Mr. Peter V. Leparulo, the Company’s Executive Chairman, covering an initial term of three years. Under the agreement, Mr. Leparulo will continue to serve as Executive Chairman of the Board and as the Company’s most senior officer. The agreement entitles Mr. Leparulo to enumerated severance benefits under various circumstances if Mr Leparulo’s employment with the Company is terminated. These enumerated severance benefits vary according to whether Mr. Leparulo’s employment with the Company is terminated within the one year period immediately following a change in control (as defined in the agreement) or at the direction of an acquirer in anticipation of such an event; the Company terminates his employment other than for cause or he terminates his employment for good reason; or the Company terminates his employment for cause or he terminates his employment for other than good reason. Depending on the cause of the employment termination, the enumerated severance benefits include a lump sum payment ranging from one to three years annual base salary then in effect, an additional lump sum bonus payment representing certain multiples of his targeted bonus, and varying periods of ongoing employee benefits including health care and outplacement services.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Matters

The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. Based on evaluation of these matters and discussions with Company’s counsel, the Company believes that liabilities arising from or sums paid in settlement of these existing matters would not have a material adverse effect on the consolidated results of operations or financial condition.

In 2006, the Company filed a complaint in U.S. District Court for the Southern District of California against a former supplier seeking damages for breach of contract. In 2007, the supplier filed a counter claim against the Company and the Company subsequently settled all claims with the supplier. The results of this settlement did not have a material impact on the Company’s financial condition or results of operations.

10.	Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States, Canada and Europe. The amount of the Company’s assets in the United States, Canada and Europe as of December 31, 2007 were $288.8 million, $6.3 million, and $1.5 million, respectively and as of December 31, 2006 were $172.8 million, $18.0 million and $835,000, respectively. For the year ended December 31, 2007, approximately 25% of revenues were derived from international customers (Europe/Middle East/Africa 23%, Asia/Australia 2%) as compared to approximately 37% of revenues derived from international customers (Europe/Middle East/Africa 27%, Asia/Australia 10%), for the year ended December 31, 2006. For the year ended December 31, 2005, approximately 58% of revenues were derived from international customers (Europe/Middle East/Africa 55%, Asia/Australia 3%).

Concentrations of Risk

Substantially all of the Company’s revenue is derived from the sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue comes from a small number of customers. Two customers accounted for 34.9%, and 25.9% of 2007 revenues. Two customers accounted for 38.2% and 19.7% of 2006 revenues. Three customers accounted for 22.5%, 16.1% and 14.4% of 2005 revenues.

11.	Retirement Savings Plan

The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions amounted to $653,000, $427,000, and $274,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Employer matching contributions vest over a four year period.

The Company has a Registered Retirement Savings Plan for its Canadian employees. Substantially all of the Company’s Canadian employees are eligible to participate in the Plan. Employees make discretionary contributions to the plan subject to local limitations. Employer contributions amounted to $205,000, $77,000 and $113,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2007 and 2006.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2007:
Total revenue	$109,848	$97,427	$104,616	$118,012
Gross margin	33,994	30,619	31,012	35,216
Net income applicable to common stockholders	10,106	7,961	9,195	11,500
Basic net earnings per common share	0.34	0.26	0.29	0.35
Diluted net earnings per common share	0.34	0.25	0.28	0.35

2006:
Total revenue	$40,159	$45,654	$55,143	$77,016
Gross margin	8,880	11,547	14,347	20,449
Net income (loss) applicable to common stockholders	(1,346)	95	(895)	2,589
Basic net earnings per common share	(0.05)	0.00	(0.03)	0.09
Diluted net earnings per common share	(0.05)	0.00	(0.03)	0.09

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc.:

We have audited the accompanying consolidated balance sheets of Novatel Wireless, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule II based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novatel Wireless, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, in 2007, and adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Novatel Wireless, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

March 2, 2008

SCHEDULE II

NOVATEL WIRELESS INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2007, 2006 and 2005 (in thousands):

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2007	$631	$386	$639	$378
December 31, 2006	96	635	100	631
December 31, 2005	105	19	28	96
Warranty:
December 31, 2007	1,464	3,036	1,423	3,077
December 31, 2006	641	2,086	1,263	1,464
December 31, 2005	383	407	149	641
Deferred Tax Asset Valuation Allowance:
December 31, 2007	2,378	—	984	1,394
December 31, 2006	5,207	—	2,829	2,378
December 31, 2005	67,543	—	62,336	5,207
Sales Returns Allowance:
December 31, 2007	95	79	—	174
December 31, 2006	24	71	—	95
December 31, 2005	21	37	34	24

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

4.4	Form of Preferred Stock and Warrant Purchase Agreement entered into in connection with the Company’s 2001 Series A Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 18, 2002).

4.5	Registration Rights Agreement dated as of September 12, 2002 by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.6	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.7	Registration Rights Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.8	Securities Purchase Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

Exhibit Number	Description

4.9	Registration Rights Agreement entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.10	Form of Common Stock Purchase Warrant issued in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1	Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

10.2	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.3	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.4	Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5	Form of Amendment of Stock Option Agreements dated July 20, 2006 by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6	Form of Amendment of Stock Option Agreements dated July 20, 2006 by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.7	Form of Amendment of Stock Option Agreements dated July 20, 2006 by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.8	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.9	Form of Restricted Share Award agreement for restricted stock granted to non-employee Directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.10	Form of Restricted Share Award agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.11	Form of 2006 Management Bonus Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.12	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed November 14, 2000, as amended).

Exhibit Number	Description

10.13	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.14	Form of 2007 Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed May 10, 2007).

10.15	Executive Chairman Agreement, dated October 19, 2006, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed October 24, 2006).

10.16	Employment Agreement dated November 2, 2007, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007).

10.17	Interim Financial Management Services Agreement, dated September 4, 2007, by and between Leddon & Associated and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007)

21	Subsidiaries of Novatel Wireless, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.*

24	Power of Attorney (See signature page).

31.1	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith