Form 10-Q
period 2008-03-31
NOVATEL WIRELESS INC
filed 2008-11-10
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Registrant’s Telephone Number, Including Area Code: (858) 812-3400

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of November 6, 2008 was 30,326,192.

As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “Novatel Wireless” refer to Novatel Wireless, Inc., a Delaware corporation and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include the following:

•	our ability to compete in the market for wireless broadband data access products;

•	our ability to introduce and sell new products that comply with evolving industry standards, including 3G standards;

•	our ability to comply with public reporting obligations and maintain the listing of our common stock on the Nasdaq Global Select Market;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	demand for broadband wireless access to enterprise networks and the Internet;

•	the outcome of pending or future litigation, including the current class action securities litigation;

•	the impact of the current global credit crisis on the value and liquidity of the securities in our investment portfolio;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to manufacture our products;

•	our ability to accurately forecast customer demand and order sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development of our products;

•	risks associated with doing business abroad, including foreign currency risks; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 and in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q for the period ended March 31, 2008. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

Trademarks

“Novatel Wireless,” the Novatel Wireless logo, “Merlin,” “MobiLink,” “Expedite,” “Ovation,” “Conversa,” “TotalMobileInternet,” and “NovaSpeed” are trademarks of Novatel Wireless, Inc. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,166	$84,600
Marketable securities	41,672	68,412
Accounts receivable, net of allowance for doubtful accounts of $1,207 in 2008 and $378 in 2007	68,714	71,943
Inventories	32,434	25,876
Deferred tax assets, net	8,165	8,717
Prepaid expenses and other	6,251	4,461

Total current assets	256,402	264,009

Property and equipment, net of accumulated depreciation of $29,824 in 2008 and $27,452 in 2007	22,337	22,151
Marketable securities	5,097	—
Intangible assets, net of accumulated amortization of $8,312 in 2008 and $8,150 in 2007	1,418	1,535
Deferred tax assets, net	9,151	8,619
Other assets	351	315

	$294,756	$296,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,318	$38,547
Accrued expenses	22,787	24,475
Accrued income taxes	—	296

Total current liabilities	61,105	63,318
Capital lease obligations, long-term	339	362
Other long-term liabilities	18,742	15,204

Total liabilities	80,186	78,884

Commitments and contingencies
Stockholders’ equity:
Series A and B preferred stock; par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock; par value $0.001; 50,000 shares authorized; 32,091 and 32,602 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	32	33
Additional paid-in capital	402,749	400,786
Accumulated other comprehensive income	95	65
Accumulated deficit	(181,306)	(183,139)

	221,570	217,745
Less cost of common stock in treasury, 658 shares and 0 shares at March 31, 2008 and December 31, 2007, respectively	(7,000)	—

Total stockholders’ equity	214,570	217,745

	$294,756	$296,629

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$87,830	$109,848
Cost of revenue	66,119	75,854

Gross margin	21,711	33,994

Operating costs and expenses:
Research and development	9,164	8,983
Sales and marketing	5,476	5,359
General and administrative	5,366	4,387

Total operating costs and expenses	20,006	18,729

Operating income	1,705	15,265
Other income:
Interest income, net	1,503	1,029
Other income, net	546	201

Income before income taxes	3,754	16,495
Income tax expense	1,921	6,389

Net income	$1,833	$10,106

Per share data:
Net income per share:
Basic	$0.06	$0.34
Diluted	$0.06	$0.34
Weighted average shares used in computation of basic and diluted net income per share:
Basic	32,541	29,918
Diluted	32,828	30,094

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,833	$10,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,718	2,287
Inventory provision	3,561	977
Provisions for bad debts, net	783	—
Share-based compensation expense	1,679	2,466
Excess tax benefits from equity based awards	(59)	(993)
Non-cash income tax expense	20	—
Changes in assets and liabilities:
Accounts receivable, net	2,446	(13,118)
Inventories	(10,119)	(2,498)
Prepaid expenses and other assets	592	(971)
Accounts payable	(616)	4,057
Accrued expenses, income taxes, and other	(2,756)	5,967

Net cash provided by operating activities	82	8,280

Cash flows from investing activities:
Purchases of property and equipment	(833)	(5,451)
Purchases of intangible assets	(45)	—
Purchases of securities	(23,027)	(8,936)
Securities maturities/sales	44,700	7,000

Net cash provided by (used in) investing activities	20,795	(7,387)

Cash flows from financing activities:
Repurchase of common stock	(7,000)	—
Proceeds from exercise of stock options and ESPP	432	3,092
Excess tax benefits from stock options exercised	59	993
Principal payments under capital lease obligations	(22)	—

Net cash (used in) provided by financing activities	(6,531)	4,085
Effect of exchange rates on cash and cash equivalents	220	41

Net increase in cash and cash equivalents	14,566	5,019
Cash and cash equivalents, beginning of period	84,600	34,612

Cash and cash equivalents, end of period	$99,166	$39,631

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5	$13
Income taxes	$1,397	$204

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at March 31, 2008 and for the three months ended March 31, 2008 and 2007 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K with the exception of new accounting pronouncements adopted in 2008. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, provision for warranty costs, estimated royalty costs, income taxes, and share-based compensation expense.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is applied prospectively and is effective for all financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on our consolidated financial statements. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

In February 2007, FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company has elected not to apply the fair value option to any of its financial instruments that are not currently required to be measured at fair value. The amendment to SFAS 115 did not have a significant impact to the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, if the Company were to engage in any business combinations, the combinations would be recorded and disclosed following existing GAAP through December 31, 2008. The impact on the Company’s consolidated financial statements of SFAS 141R, when effective, will depend on whether it engages in such activity, and also upon the nature, terms and size of the acquisitions it may consummate after the effective date. The Company will continue to assess the impact of this standard on our future consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The impact on the Company’s consolidated financial statements of SFAS 161, when effective, will depend on whether it engages in such activity, and also upon the nature, terms and size of the activity as of and after the effective date.

2. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following as of March 31, 2008 (in thousands):

	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	1 or less	$1,999	$—	$—	$1,999
Asset backed securities	1 or less	6,772	45	—	6,817
Commercial paper	1 or less	9,145	—	—	9,145
Corporate debentures/bonds	1 or less	12,837	—	(39)	12,798
Government agency obligations	1 or less	10,806	107	—	10,913

Total short-term marketable securities		41,559	152	(39)	41,672

Asset backed securities	1 to 2	2,531	—	(1)	2,530
Corporate debentures/bonds	1 to 2	2,546	21	—	2,567

Total long-term marketable securities		5,077	21	(1)	5,097

		$46,636	$173	$(40)	$46,769

As of March 31, 2008, net unrealized gains of $133,000 are included in accumulated other comprehensive income in the consolidated balance sheet.

At March 31, 2008, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be other than temporary for more than 12 months. Because the Company’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, the Company believes that the unrealized losses at March 31, 2008 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

Inventories

Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Finished goods	$31,300	$25,368
Raw materials and components	1,134	508

	$32,434	$25,876

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Royalties	$6,878	$8,372
Payroll and related	3,986	7,058
Product warranty	2,458	3,077
Market development funds and price protection	2,633	1,899
Professional fees	1,509	1,332
Deferred rent	934	982
Other	4,389	1,755

	$22,787	$24,475

3. Fair Value Measurement of Assets and Liabilities

Pursuant to SFAS 157, the Company’s cash equivalents and investments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. We maintain an investment portfolio of various security holdings, types and maturities. We place our cash equivalents and investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Our foreign exchange forward contracts are valued using pricing models that take into account the currency rates as of the balance sheet date.

Our investment in financial instruments valued based on quoted market prices in active markets are our investments in money market securities. Such instruments are generally classified within level 1 of the fair value hierarchy.

The types of financial instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade corporate bonds, commercial paper, timed deposits, government and agency securities, asset backed securities, and foreign exchange forward contracts. Such instruments are generally classified within level 2 of the fair value hierarchy.

As of March 31, 2008, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3 assets).

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2008 (in thousands):

Description	Balance as of March 31, 2008	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$86,144	$86,144	$—
Commercial paper	2,291	—	2,291

Total cash equivalents	88,435	86,144	2,291

Short-term marketable securities:
Asset backed securities	6,817	—	6,817
Commercial paper	9,145	—	9,145
Corporate debentures/bonds	12,798	—	12,798
Certificates of deposits	1,999	—	1,999
Government agency obligations	10,913	—	10,913

Total short-term marketable securities	41,672	—	41,672

Long-term marketable securities:
Asset backed securities	2,530	—	2,530
Corporate debentures/bonds	2,567	—	2,567

Total long-term marketable securities	5,097	—	5,097

Total financial assets	$135,204	$86,144	$49,060

Liabilities:
Foreign exchange forward contracts	$474	$—	$474

4. Share-Based Compensation

SFAS No. 123(R) (“SFAS 123(R)”), Share-Based Payment, requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. The Company included the following amounts for share-based compensation awards in the accompanying unaudited consolidated statements of operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenue	$144	$156
Research and development expense	560	610
Sales and marketing expense	256	492
General and administrative expense	719	1,208

Totals	1,679	2,466
Tax effect from share-based compensation	(253)	(510)

Net effect on net income	$1,426	$1,956

Effect on earnings per share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

5. Capital Lease Obligations

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2008 (in thousands):

For the Periods Ending December 31,	Amount
Remainder of 2008	$86
2009	114
2010	114
2011	114
2012	47
Thereafter	—

Total minimum lease payments	475
Less: amounts representing interest	(38)

Present value of net minimum lease payments	437
Less: current portion	(98)

Long-term portion	$339

6. Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one reportable segment.

The Company has operations in the United States, Canada, Europe and Asia. The amount of the Company’s assets in the United States, Canada, Europe and Asia as of March 31, 2008 were $285.4 million, $7.5 million, $1.7 million and $200,000 respectively, and as of December 31, 2007 were $288.7 million, $6.3 million, $1.5 million, and $100,000, respectively.

For the three months ended March 31, 2008, approximately 38% of revenues were derived from international customers (Europe/Middle East/Africa 38% and Asia/Australia 0%) as compared to approximately 21% of revenues derived from international customers (Europe/Middle East/Africa 20% and Asia/Australia 1%) for the three months ended March 31, 2007.

Concentrations of Risk

Substantially all of the Company’s revenues are derived from the sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s revenue is derived from a small number of customers. Four customers accounted for 23%, 17%, 16% and 13% of revenues in the three months ended March 31, 2008. Two customers accounted for 35% and 34% of revenues in the three months ended March 31, 2007.

The Company outsources its manufacturing to two third-party manufacturers. If one or both of them were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel the underlying order, which would negatively impact the Company’s revenues and results of operations.

7. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities (currently consisting of options, warrants, unvested restricted stock and employee stock purchase plan withholdings using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price as their effect would be anti-dilutive.

The following table sets forth the computation of diluted weighted-average common and potential common shares outstanding for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Basic weighted average common shares outstanding	32,541	29,918
Effect of dilutive securities:
Warrants	53	52
Unvested Restricted Stock (including Restricted Stock Units)	39	124
Employee Stock Purchase Plan	6	—
Options	189	—

Diluted weighted average common and potential common shares outstanding	32,828	30,094

Weighted average options to purchase a total of 2,671,535 and 3,865,461 shares of common stock for the three months ended March 31, 2008 and 2007, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

8. Commitments and Contingencies

Royalties

The Company has license agreements which require it to make royalty payments generally based on a percentage of the sales price of its products using certain technologies. The Company has also accrued for contingent royalty costs in cases where it does not have agreements by using its current best estimate of its potential obligation. These estimates are based on various market data information and other relevant information. If the Company enters into such agreements, or when additional market data becomes available, it will revise its estimates accordingly.

Legal Matters

During September 2008, two putative securities class action lawsuits were filed on behalf of persons who allegedly purchased the Company’s common stock between February 5, 2007 and August 19, 2008. One lawsuit names the Company and certain of the Company’s current and former officers as defendants. The other lawsuit names the Company, certain of the Company’s current and former officers and the members of the Company’s Audit Committee as defendants. The complaints allege generally that the Company issued materially false and misleading statements during the relevant time period regarding the Company’s financial results and the nature and extent of the accounting review conducted by the Audit Committee of the Company’s Board of Directors into the Company’s revenue cut-off procedures, internal control and accounting related to certain customer contracts. The plaintiffs are seeking an unspecified amount of damages and costs. The Company intends to defend this litigation vigorously. Due to the preliminary nature of this litigation, the Company is unable to estimate the range of exposure associated with this litigation.

On October 8, 2008, a purported shareholder filed a derivative action in Superior Court of the State of California, County of San Diego, against the Company, as nominal defendant, and certain of our current and former officers and directors, including the members of our Audit Committee, as defendants. Two other purported shareholders separately filed substantially similar lawsuits in the same court on October 20, 2008 and November 5, 2008, respectively. The complaints allege claims for breach of fiduciary duties for disseminating false and misleading statements and for failing to maintain internal controls, unjust enrichment, abuse of control and gross mismanagement, in each case for the period from February 2007 to the date on which each complaint was filed. The plaintiffs allege that the Company misrepresented its financial results by failing to disclose that it recognized certain revenues in violation of generally accepted accounting principles and the Company’s revenue cut-off procedures. Additionally, the plaintiffs allege that the Company misrepresented the status of the accounting review conducted by the Audit Committee. The plaintiffs are seeking an unspecified amount for damages sustained by the Company, attorneys’ fees and costs, and appropriate equitable relief. The Company intends to defend this litigation vigorously. Due to the preliminary nature of this litigation, the Company is unable to estimate the range of exposure associated with this litigation.

9. Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$1,833	$10,106
Unrealized gain on marketable securities, net of tax	30	26

Comprehensive income	$1,863	$10,132

10. Income Taxes

The Company recognizes federal, state and foreign current tax liabilities or assets based on its estimate of taxes payable to or refundable by tax authorities in the current fiscal year. The Company also recognizes federal, state and foreign deferred tax liabilities or assets based on the Company’s estimate of future tax effects attributable to temporary differences and carry forwards. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

The Company currently estimates its annual effective income tax rate, not including discrete items, to be approximately 53.1% for 2008, compared to 34.9% in 2007. The estimated annual effective income tax rate for 2008 is higher than for 2007 due to the expiration of the federal research and development tax credit on December 31, 2007, the impact in 2007 of a release of the Company’s valuation allowance for its deferred tax assets related to its Canadian subsidiary, and the Company’s inability to currently deduct for federal income tax purposes the expense associated with certain equity incentive awards that were expensed for financial statement purposes.

The estimated annual effective tax rate of 53.1% for 2008 is 18.1% higher than the United States federal statutory rate predominantly due to the Company’s estimate of state income taxes, net of state research and development tax credits, and the Company’s inability to currently deduct for federal income tax purposes the expense associated with certain equity incentive awards that are expensed for financial statement purposes.

In January 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. Under FIN 48, the Company’s liability for unrecognized tax benefits as of March 31, 2008 and December 31, 2007 was $18.7 million and $15.2 million, respectively. At March 31, 2008, the Company had recorded approximately $167,000 of accrued interest related to uncertain tax positions in its consolidated balance sheet. For the quarter ended March 31, 2008, the Company included $65,000 of interest expense related to uncertain tax positions in its consolidated statement of operations. This expense is recorded as a discrete item in the Company’s tax provision.

On September 23, 2008, the State of California passed tax legislation that, among other things, places a moratorium on the use of net operating loss carryforwards to reduce state taxable income in 2008 and 2009. In October 2008, the United States Congress passed tax legislation that, among other things, extends the federal research and development tax credit to December 31, 2009. We presently expect that this legislation will impact our federal and state income tax liabilities in 2008 and 2009.

The Company and its subsidiaries file U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The Internal Revenue Service is currently conducting an examination of the Company’s U.S. income tax return for 2006. The Company is also subject to various income tax examinations for 1996 through 2007 due to the availability of net operating loss carryforwards. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty, our current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years. Currently, the Company does not anticipate that there will be any material change in the recognized tax benefits within the next twelve months.

11. Stockholders’ Equity

On March 6, 2008, Novatel Wireless, Inc. announced that its Board of Directors approved a stock repurchase program (the “Repurchase Program”) providing for the repurchase of up to $25 million of the Company’s common stock on the open market through September 5, 2008. The Repurchase Program did not require the Company to repurchase any specific number of shares. During the three months ended March 31, 2008, the Company repurchased a total of 658,061 shares of its outstanding common stock for $7.0 million under the Repurchase Program. Subsequent to March 31, 2008, an additional 1,777,792 shares were repurchased under the Repurchase Program for an aggregate of $18 million. The Repurchase Program was completed in the third quarter of 2008. The Company currently holds these repurchased shares as treasury stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of this report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

The financial statements included in this Report contain updated information from that which the Company furnished on a Form 8-K on May 1, 2008, including a $2.6 million decrease in net income, or $0.08 per diluted share. The decrease in net income resulted principally from changes in estimates related to our allowance for doubtful accounts receivable and the provision for excess and obsolete inventory. Additionally, the Company changed its assessment and estimates for income tax positions related to certain state income tax matters. These changes were based on additional information that became available to the Company subsequent to May 1, 2008. The Company also deferred the recognition of $3.4 million in revenue from the period ended March 31, 2008 to the period ended June 30, 2008 as a result of the Company’s review of its revenue cut-off procedures, internal controls and accounting related to certain customer contracts. This revenue adjustment did not have a material impact on net income.

Overview and Background

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products includes third generation, or 3G, wireless PC card and ExpressCard modems, embedded modems, USB modems and other fixed-mobile convergence, or FMC, solutions and communications software for wireless network operators, infrastructure providers, distributors, original equipment manufacturers, or OEMs, and vertical markets worldwide. Through the integration of our hardware and software, our products are designed to operate on a majority of global wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. We also offer software engineering, integration and design services to our customers to facilitate the use of our products.

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

We intend to continue to identify and respond to our customers’ needs by introducing new product designs with an emphasis on supporting cutting edge Wide Area Network, or WAN, technology, ease-of-use, performance, size, weight, cost and power consumption. We manage our products through a structured life cycle process, from identifying initial customer requirements through development and commercial introduction to eventual phase-out. During product development, emphasis is placed on time-to-market, meeting industry standards and customer product specifications, ease of integration, cost reduction, manufacturability, quality and reliability.

We have agreements with LG Innotek and Inventec Appliances Corporation, or IAC, for the outsourced manufacturing of our products. Under our manufacturing agreements, LG Innotek and IAC provide us with services including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery. In addition, we have an agreement with Mobiltron for certain distribution, fulfillment and repair services related to our business in Europe, the Middle East and Africa, or EMEA.

Factors Which May Influence Future Results of Operations

We have entered into and expect to continue to enter into new customer contracts for the development and supply of our products. This may place significant demands on our resources.

Revenue. We believe that our future revenues will be influenced largely by the speed and breadth of the demand for wireless access to data through the use of next generation networks including demand for 3G products and 3G data access services, particularly in Europe, North America and Asia; customer acceptance for our new products that address these markets; and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	demand for broadband access services and networks;

•	use of the Internet;

•	rate of change to new products;

•	loss of certain customers, including current laptop customers who transition to alternative embedded module platforms such as QUALCOMM’s Gobi platform;

•	increased competition from other wireless data modem suppliers as well as suppliers of emerging devices that contain wireless data access as a feature;

•	timing of deployment of 3G networks by carriers;

•	decreased demand for EV-DO, HSDPA and HSUPA products; and

•	changes in technologies.

We anticipate introducing additional 3G products during 2008. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Dell, QUALCOMM, Sony, Sprint PCS, Verizon Wireless, Telefonica, and Vodafone and software vendors. Our strategic relationships also include technology and marketing relationships with wireless operators, OEM partners that integrate our products into other devices, distributors and leading hardware and software technology providers. Through these strategic relationships, we have been able to enhance our market penetration activities by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Cost of Revenue. We currently outsource our manufacturing operations to LG Innotek and IAC. In addition, we currently outsource certain distribution, fulfillment and repair services related to our business in EMEA to Mobiltron. All costs associated with these manufacturers and Mobiltron are included in our cost of revenue. Cost of revenue also includes warranty costs, amortization of intangible licenses, royalties based on a percentage of revenue, operations group expenses, costs related to outside services and costs related to inventory adjustments, including write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.

Operating Costs and Expenses. Many of our products target wireless operators and other customers in North America, Europe, and Asia. We will likely develop new products to serve these markets, resulting in increased research and development expenses associated with such new product development. We have in the past and expect to continue to incur these expenses in future periods prior to recognizing revenue from sales of these products.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, provision for warranty costs, royalty costs, income taxes, foreign exchange forward contracts, and share-based compensation expense. The significant accounting policies used in preparation of these consolidated financial statements for the three months ended March 31, 2008 are consistent with those discussed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Note 1 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three months ended March 31, 2008 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is applied prospectively and is effective for all financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on our consolidated financial statements. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

In February 2007, FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company has elected not to apply the fair value option to any of its financial instruments that are not currently required to be measured at fair value. The amendment to SFAS 115 did not have a significant impact to the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, if the Company were to engage in any business combinations, the combinations would be recorded and disclosed following existing GAAP through December 31, 2008. The impact on the Company’s consolidated financial statements of SFAS 141R, when effective, will depend on whether it engages in such activity, and also upon the nature, terms and size of the acquisitions it may consummate after the effective date. The Company will continue to assess the impact of this standard on our future consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The impact on the Company’s consolidated financial statements of SFAS 161, when effective, will depend on whether it engages in such activity, and also upon the nature, terms and size of the activity as of and after the effective date.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue. Revenue for the three months ended March 31, 2008 was $87.8 million compared to $109.8 million for the same period in 2007. The overall decline in revenue was primarily attributable to a decrease in sales for our EV-DO ExpressCards, USB Modems, and our EV-DO FMC products, partially offset by an increase in our High Speed Packet Access, or HSPA, products. The decrease in EV-DO product sales for the three months ended March 31, 2008 compared to the same period in 2007 was approximately $37.1 million. The increase in our HSPA product sales for the three months ended March 31, 2008 compared to the same period in 2007 was approximately $15.6 million. The mix of revenue by technology is expected to continue to depend primarily upon, among other things, the geographic region of our sales and demand by our customers.

Cost of revenue. Cost of revenue for the three months ended March 31, 2008 was $66.1 million, or 75.3% of revenue, as compared to $75.9 million or 69.1% of revenue for the same period in 2007. The increase in cost of revenue as a percentage of revenue was primarily related to the rate of decrease in the average per unit selling prices for products exceeding the rate of decrease in the average per unit cost of revenues. Cost of revenue was negatively impacted by a $3.6 million lower of cost or market inventory adjustment primarily related to changing market demand for the Company’s ExpressCard products. Cost of revenue for the three months ended March 31, 2008 included share-based compensation expense of approximately $100,000, compared to approximately $200,000 for the same period in 2007. Cost of revenues as a percentage of revenues are expected to fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

Gross margin. Gross margin for the three months ended March 31, 2008 was $21.7 million or 24.7% of revenue compared to $34.0 million or 30.9% of revenue for the same period in 2007. The decrease was primarily attributable to the changes in revenue and cost of revenue as discussed above.

Research and development expenses. Research and development expenses for the three months ended March 31, 2008 were $9.2 million or 10.4% of revenues compared to $9.0 million or 8.2% of revenue for the same period in 2007. The dollar increase was primarily attributable to an increase in salary and related expenses of approximately $1.0 million offset by a decrease of approximately $700,000 in outside services costs. Research and development expenses for the three months ended March 31, 2008 and 2007 included share-based compensation expense of approximately $600,000 in both periods. Research and development expenses as a percentage of revenue are expected to fluctuate in future quarters depending on the amount of revenue recognized, and potential variation in the costs associated with the development of the Company’s products, including the number and complexity of the products under development and the progress of the development activities with respect to those products.

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2008 were $5.5 million or 6.2% of revenue compared to approximately $5.4 million or 4.9% of revenue for the same period in 2007. The Company had an increase in salary and related expenses of approximately $400,000 offset by a decrease in outside services costs of approximately $200,000. Sales and marketing expenses for the three months ended March 31, 2008 included share-based compensation expense of approximately $300,000, compared to approximately $500,000 for the same period in 2007.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2008 were $5.4 million or 6.1% of revenue compared to $4.4 million or 4.0% of revenue for the same period in 2007. The Company had an increase in bad debt expense of approximately $800,000, an increase in salary and related expenses of approximately $500,000 and an increase in building and utility expenses of approximately $400,000 related to additional leased office space. General and administrative expenses for the three months ended March 31, 2008 included share-based compensation expense of approximately $700,000, compared to approximately $1.2 million for the same period in 2007.

Interest income, net. Interest income, net, for the three months ended March 31, 2008 was $1.5 million as compared to $1.0 million for the same period in 2007 primarily due to an increase in our average cash and marketable securities balances in the 2008 period.

Other income, net. Other income, net, for the three months ended March 31, 2008 was $546,000 as compared to $201,000 for the same period in 2007. The increase was primarily due to increases in foreign exchange gains on our Euro-denominated receivable and cash balances, net of losses on Euro-denominated foreign exchange forward contracts.

Income tax expense. Income tax expense was approximately $1.9 million or 51.2% of income before taxes for the three months ended March 31, 2008 compared to $6.4 million or 38.7% of income before taxes for the same period in 2007. For the three months ended March 31, 2008, the Company included $65,000 of interest expense related to uncertain tax positions in its consolidated statement of operations. This expense is recorded as a discrete item in the Company’s tax provision.

The Company currently estimates its annual effective income tax rate, not including discrete items, to be approximately 53.1% for 2008, compared to 34.9% in 2007. The estimated annual effective income tax rate for 2008 is higher than 2007 due to the expiration of the federal research and development tax credit on December 31, 2007, our inability to currently deduct for federal income tax purposes the expense associated with certain equity incentive awards that were expensed for financial statement purposes, and the impact in 2007 of a release of the Company’s valuation allowance for its deferred tax assets related to its Canadian subsidiary.

The 38.7% effective income tax rate, not including discrete items, recorded during the first quarter of 2007 was higher than the 34.9% recorded during 2007 predominantly due to the impact of the release of the Company’s valuation allowance for its deferred tax assets relating to its Canadian subsidiary during the fourth quarter of 2007 and the retroactive extension of the federal research and development tax credit after the first quarter of 2007.

The estimated annual effective tax rate of 53.1% for 2008 is 18.1% higher than the United States federal statutory rate predominantly due to the Company’s estimate of state income taxes, net of state research and development tax credits, and our inability to currently deduct for federal income tax purposes the expense associated with certain equity incentive awards that are expensed for financial statement purposes.

On September 23, 2008, the State of California passed tax legislation that, among other things, places a moratorium on the use of net operating loss carryforwards to reduce state taxable income in 2008 and 2009. In October 2008, the United States Congress passed tax legislation that, among other things, extends the federal research and development tax credit to December 31, 2009. We presently expect that this legislation will impact our federal and state income tax liabilities in 2008 and 2009.

Net income. For the three months ended March 31, 2008, we reported net income of $1.8 million, as compared to net income of $10.1 million for the same period in 2007. The decrease in net income was primarily due to the decrease in revenue as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations. We do not currently have a revolving credit facility or similar loan agreement. As of March 31, 2008, we had working capital of $195.3 million and approximately $145.9 million in cash and cash equivalents, and both short-term and long-term marketable securities, which is a decrease of approximately $7.1 million from $153.0 million at December 31, 2007. The decrease primarily related to the Company’s repurchase of $7 million of our common stock during the first quarter of 2008 pursuant to a stock repurchase program approved by our Board of Directors in March 2008 providing for the repurchase of up to $25 million of the Company’s common stock on the open market through September 5, 2008 (the “Repurchase Program”). Subsequent to March 31, 2008, we repurchased an additional $18 million of our common stock, completing the Repurchase Program in the third quarter of 2008.

We will continue to have cash requirements to support working capital needs. We intend to use cash and investments on hand, and cash generated from operations to meet these requirements. We believe that our existing cash and investment balances, and cash from operations will be adequate to meet our normal cash requirements over the next twelve months.

Historical Cash Flows

Operating Activities. Net cash provided by operating activities was approximately $82,000 for the three months ended March 31, 2008 compared to net cash provided by operating activities of $8.3 million for the same period in 2007. The reduction in operating cash flows was primarily due to a lower net income in the first three months of 2008 as compared to the same period in 2007. Also, changes in assets and liabilities led to a more significant decrease in cash during the first three months of 2008 as compared to the same period in 2007.

Investing activities. Net cash provided by investing activities for the three months ended March 31, 2008 was approximately $20.8 million compared to net cash used in investing activities of approximately $7.4 million during the same period in 2007. Net cash provided by investing activities in 2008 was primarily due to the net sales and maturities of securities. The cash generated by the net sales of securities was a result of the Company allowing more cash to be invested in cash equivalent money market accounts as yields were competitive to other investment securities and to allow for shorter average maturities on its investment portfolio. Net cash used in investing activities in 2007 was primarily due to purchases of property and equipment to establish production capacity at a second contract manufacturer of the Company’s products, and net purchases of securities.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2008 was approximately $6.5 million, compared to $4.1 million provided by financing activities during the same period in 2007. Net cash used in financing activities in 2008 was primarily due to the Company’s repurchase of $7 million of its outstanding common stock on the open market pursuant to the Repurchase Program. During the three months ended March 31, 2008, the Company repurchased a total of 658,061 shares of its outstanding common stock for $7.0 million under the Repurchase Program. Proceeds from the exercise of stock options and employee stock purchase plans were lower for the first three months of 2008 as compared to 2007 due to less stock option exercise activity. Net cash provided by financing activities in the first three months of 2007 was primarily due to proceeds received from the exercise of stock options.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at March 31, 2008, and the effect such obligations could have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$2,073	$2,854	$2,904	$644	$416	$—	$8,891
Capital leases	86	114	114	114	47	—	475
Committed purchase orders	45,492	—	—	—	—	—	45,492

Total contractual obligations	$47,651	$2,968	$3,018	$758	$463	$—	$54,858

Our liability for uncertain tax benefits, including interest, as of March 31, 2008 was approximately $18.7 million. Our tax liability for uncertain tax benefits is not included in our table of contractual obligations and commercial commitments. We do not believe that we will pay such amount within one year from March 31, 2008; however, we cannot reasonably estimate the timing of future payments with respect to this liability.

Other Liquidity Needs

As previously announced, subsequent to March 31, 2008, the Company’s Audit Committee initiated a review of the Company’s revenue cut-off procedures, internal controls and accounting related to certain customer contracts. The Company announced the completion of the Audit Committee review on September 17, 2008. In the quarter ended June 30, 2008, the Company incurred professional fees and expenses related to the review of $2.6 million, pre tax. The Company expects to record additional expenses related to this review in the quarter ending September 30, 2008. These expenses in the third quarter of 2008 will be significant, but are presently expected to be lower than the amount of such expenses recorded in the second quarter of 2008. The Company expects to incur professional fees and expenses to defend the litigation filed against the Company, which litigation is discussed in Item 1 under Part II of this Report. These costs cannot be estimated at this time.

During the next twelve months we plan to incur approximately $10.0 million to $12.0 million for the acquisition of property and equipment and additional licenses.

We believe that our available cash and investments, together with our operating cash flows, will be sufficient to fund operations, including the potential expansion of our sales and marketing team, the further development of our new products and the related potential increase in our general and administrative expenses, and to satisfy our working capital requirements and anticipated capital expenditures for the next twelve months. Our future revenue is dependent on us fulfilling our commitments under agreements with a small number of major customers. Our liquidity could be impaired if there is any interruption in our business operations, a material failure to satisfy these contractual commitments or a failure to generate revenue from new or existing products.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure to changes in interest rates in our investment portfolio. At March 31, 2008, we had $145.9 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $99.2 million of our cash and cash equivalents at March 31, 2008, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase the remaining $46.7 million of our investments by approximately $107,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of operations until the investment is sold or until the reduction in fair value is determined to be other than temporary.

Global Credit Risk

We maintain our cash and cash equivalents and our marketable securities of various security holdings, types, and maturities with a number of financial institutions. We place our cash, cash equivalents, and marketable securities in instruments and with institutions that meet credit quality standards specified in our investment policy guidelines at the time the investments are made. These guidelines also limit the amount of credit exposure to any one issue or issuer and to any one type of instrument. Our ability to support our working capital needs depends, in part, on our available cash, cash equivalents, and marketable securities. As a result, any significant decrease in the value of our investments may materially adversely impact our ability to support our working capital needs.

We maintain cash, cash equivalents, and marketable securities with institutions in amounts that, if credit insurance is available, may exceed depository or investment insurance coverage available for such balances. As a result, the Company is subject to market valuation risk and counterparty risk that exposes it to losses should significant changes occur. The recent global credit crisis has exacerbated the credit risk associated with certain financial instruments, predominantly those instruments issued by certain financial institutions. The Company currently believes that its exposure to these issuers, through its investment in individual securities, is not significant. However, the Company maintains investments in certain money market funds that have positions in financial instruments of impacted financial institutions. The Company’s money market investments were approximately $86.1 million at March 31, 2008. These money market funds attempt to maintain a net asset value (NAV) of $1 per unit of investment. Should the underlying investments held by these money market value funds suffer significant losses to market value due to interest rate changes or perceived counterparty risk, the NAV of these money market funds may suffer declines below the targeted $1 NAV. The Company holds money market funds that target a balance of investment return and preservation of invested capital through diversified holdings. As such, the Company does not believe it currently has significant exposure to NAV declines for its money market holdings.

Foreign Currency Exchange Rate Risk

The Company generates significant Euro-denominated revenues, with resulting Euro-denominated accounts receivable, from sales to customers that are members of the European Union. During the quarter ended March 31, 2008, Euro-denominated revenue was approximately $22 million. Our Company purchases products, and incurs trade liabilities, from our contract manufacturers under contracts based in U.S. Dollars. As a result, we lack significant Euro-denominated purchases and trade liabilities to offset our exposure to Euro denominated sales activity and accounts receivable. We are therefore subject to market risk arising from changes in foreign currency exchange rates, principally change in the value of the Euro versus the U.S. Dollar. As a result, changes in Euro to U.S. Dollar foreign currency exchange rates may have a significant impact on the Company’s operating results. To mitigate this risk, we enter into foreign exchange contracts, principally forward currency foreign exchange contracts. These forward currency foreign exchange contracts cover a portion, generally 60% to 80%, of the Company’s Euro-based financial assets.

At March 31, 2008, we had approximately $26.1 million (€16.5 million) of Euro-denominated financial assets, as compared to $20.5 million (€13.0 million) in forward currency foreign exchange contracts with expiration dates of 106 days or less. At March 31, 2008, we recorded an unrealized loss of approximately $474,000 on our outstanding forward contracts. In addition, at March 31, 2008, we recorded approximately $1.0 million in unrealized foreign currency gains related to our outstanding Euro-denominated accounts receivable balances. Both the unrealized losses on the outstanding forward contracts and the unrealized gains on outstanding Euro-denominated receivables were recorded in other income and expense in our consolidated statement of operations.

Assuming a translation of our Euro-denominated revenue for the quarter ended March 31, 2008 at an average Euro-to-U.S. Dollar exchange rate of 1.4978 and a uniform ten percent strengthening or weakening of this exchange rate, we estimate that income before income taxes for the quarter ended March 31, 2008 would increase or decrease by approximately $2.2 million. This analysis does not give effect to any forward currency foreign exchange contracts that may be used to hedge foreign currency risk.

Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on fluctuations in interest and foreign currency exchange rates and our actual exposure and hedging transactions.

Revenues generated outside the United States, including European Union and other countries, as a percentage of total revenues, were approximately 38% for the three months ended March 31, 2008 and 21% for the same period in 2007. The Company’s revenues generated by sales to non-European Union countries are typically denominated in U.S Dollars. Competitive conditions in the markets in which we operate may limit our ability to increase prices in the event of adverse changes in currency exchange rates. Sales of these products are affected by the value of the U.S. Dollar relative to other currencies, and in particular, the Euro. Any long-term strengthening of the U.S. dollar could depress the demand for these U.S. manufactured products, reduce sales, or cause the Company to reduce per unit selling prices.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in
Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this Report.

        During the course of this evaluation, our audit committee initiated a review of our revenue cutoff procedures, internal control and accounting related to certain customer contracts. As previously announced on August 19, 2008, as a result of the accounting review, our results for the quarter ended June 30, 2008 will include $3.4 million of revenues that were previously disclosed as part of the Company’s results for the quarter ended March 31, 2008 announced in a press release on May 1, 2008. Subsequent to the Company’s announcement on September 17, 2008 that the accounting review had been completed, our principal executive officer and our principal financial and accounting officer concluded that there were several control deficiencies in our internal control over financial reporting that in the aggregate constituted a material weakness. As a result, our disclosure controls and procedures were not effective as of March 31, 2008.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In the course of the evaluation described above, management identified a material weakness in our internal control over financial reporting related to revenue recognition cutoff for non-standard and modified sales transactions. The Company’s monitoring controls did not identify and adequately respond to changing risks facing the organization during the quarter ended March 31, 2008, including changes in key personnel, an increase in sales activity through international distributor channels and other changes in the business environment. As a result, necessary enhancements to the Company’s internal control over financial reporting were not made to sufficiently mitigate these risks. This deficiency in our monitoring controls led to the following control deficiencies which, when considered in the aggregate, resulted in a material weakness in our internal control over financial reporting:

1. The Company’s policies and procedures did not provide sufficient detail regarding revenue recognition requirements related to cutoff periods across time zones, continuing performance obligations and shipping terms for such transactions resulting from a design deficiency in our internal control.

2. The Company did not have effective processes in place to ensure that all relevant contractual and sales information was communicated in a timely manner among the sales, operations and accounting organizations for non-standard and modified sales transactions resulting from a design and operating deficiency in our internal control.

3. The Company did not provide adequate training for certain personnel regarding the Company’s revenue recognition cutoff policies and procedures to ensure that revenues from these transactions were recognized in the proper period resulting from an operating deficiency in our internal control.

Remedial Efforts to Address the Material Weakness. To address the material weakness described above, subsequent to March 31, 2008, the Company began implementing, and is continuing to implement, additional and revised internal control policies and procedures focused on the following:

•

enhancing our revenue recognition policies and procedures to specifically address non-standard and modified sales transactions, particularly with respect to international sales transactions, to better ensure appropriate accounting for sales transactions in accordance with GAAP;

•	implementing a program for appropriate sales, accounting and operations employees, including new employees, to provide training with respect to our revenue recognition policies and procedures;

•

enhancing our existing internal controls to require sales employees to complete automated reports designed to promptly identify any non-standard or modified sales transactions and to promptly notify the accounting organization of modifications to the shipping terms of sales transactions;

•	establishing a formal policy to require sales employees to promptly notify the accounting organization of sales transactions involving special discounts or rebates;

•

enhancing our policies and procedures to require that the accounting organization be notified promptly by the sales and/or operations organizations when non-conforming products are shipped to customers; and

•	enhancing our monitoring controls to more promptly identify and adequately respond to changing risks facing the Company.

We believe that the foregoing actions have improved, and will continue to improve, our internal control over financial reporting, as well as our disclosure controls and procedures. However, certain of the actions that we expect to complete in 2008 will require additional time to be implemented fully, or to take full effect. Accordingly, the remediation of the identified material weakness was not complete as of the date of this Report. There can be no assurance that the material weakness described above will be remediated by December 31, 2008, the date as of which we will next report under Sarbanes-Oxley Section 404. Prior to the remediation of our material weakness, there is a risk that material misstatements in our interim or annual financial statements may occur. If the remedial measures described above are insufficient to address our material weakness, or any additional deficiency that may arise in the future, material misstatements in our interim or annual financial statements may occur in the future.

Further, any system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are or will be met, and no evaluation of controls can provide absolute assurance that all control issues within a company have been detected or will be detected under all potential future conditions.

        Changes in Internal Control Over Financial Reporting. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Except for the material weakness described above, that evaluation did not identify any change in our internal control over financial reporting that occurred during our quarter ended March 31, 2008.

Subsequent to March 31, 2008, we initiated the remediation process described above.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On September 15, 2008 and September 18, 2008, two putative securities class action lawsuits were filed in United States District Court in the Southern District of California on behalf of persons who allegedly purchased our common stock between February 5, 2007 and August 19, 2008. One lawsuit names the Company and certain of our current and former officers as defendants. The other lawsuit names the Company, certain of our current and former officers and the members of our Audit Committee as defendants. The complaints allege generally that we issued materially false and misleading statements during the relevant time period regarding our financial results and the nature and extent of the accounting review conducted by the Audit Committee of our Board of Directors into the Company’s revenue cut-off procedures, internal control and accounting related to certain customer contracts. The plaintiffs are seeking an unspecified amount of damages and costs. The Company intends to defend this litigation vigorously.

On October 8, 2008, a purported shareholder, Jerry Rosenbaum, filed a derivative action in Superior Court of the State of California, County of San Diego, against the Company, as nominal defendant, and certain of our current and former officers and directors, including the members of our Audit Committee, as defendants. Two other purported shareholders, Mark Campos and Chris Arsdorf, separately filed substantially similar lawsuits in the same court on October 20, 2008 and November 5, 2008, respectively. The complaints allege claims for breach of fiduciary duties for disseminating false and misleading statements and for failing to maintain internal controls, unjust enrichment, abuse of control and gross mismanagement, in each case for the period from February 2007 to the date on which each complaint was filed. The plaintiffs allege that the Company misrepresented its financial results by failing to disclose that it recognized certain revenues in violation of generally accepted accounting principles and the Company’s revenue cut-off procedures. Additionally, the plaintiffs allege that the Company misrepresented the status of the accounting review conducted by the Audit Committee. The plaintiffs are seeking an unspecified amount for damages sustained by the Company, attorneys’ fees and costs, and appropriate equitable relief. The Company intends to defend this litigation vigorously.

Item 1A.	Risk Factors.

The risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 are updated to include the following:

We have identified a material weakness in our internal control over financial reporting that could result in a material misstatement of our financial statements.

Our management is responsible for maintaining disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 and identified a material weakness in our internal control over financial reporting related to revenue recognition cutoff in non-standard and modified sales transactions. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2008.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are in the process of remediating the identified material weakness. If our efforts are insufficient to remediate this material weakness, our financial statements may contain material misstatements. Any failure on our part to remediate the material weakness successfully may affect the results of the periodic management evaluations on the effectiveness of our internal control over financial reporting that we must include in our Annual Reports on Form 10-K. A material weakness could also cause investors to lose confidence in our reported financial information.

We cannot give any assurance that the measures we are taking to remediate the identified material weakness will be effective. We also cannot assure you that other material weaknesses will not arise as a result of our failure to maintain adequate disclosure controls and procedures or circumvention of those controls and procedures. Additionally, even if we succeed in improving our controls and procedures, those controls and procedures may not be adequate enough to prevent irregularities, identify irregularities or facilitate a fair presentation of our financial statements or reports we file with the Securities and Exchange Commission.

Failure to satisfy the listing requirements of the Nasdaq Global Select Market could result in our common stock being delisted, which may have an adverse effect on our stock price.

Timely filing of annual and periodic reports with the SEC is required for continued listing under Nasdaq Marketplace Rule 4310(c)(14). On May 21, 2008, we received a staff determination letter from The Nasdaq Stock Market stating that our common stock is subject to delisting from the Nasdaq Global Select Market for our failure to file with the SEC by the required deadline a quarterly report on Form 10-Q for the period ended March 31, 2008. We appealed Nasdaq’s determination at a hearing held before the Nasdaq Listing Qualifications Panel (the “Panel”) on July 17, 2008. The Panel subsequently granted our request for an extension to file the Form 10-Q for the period ended March 31, 2008. Pursuant to the extension, our common stock would continue to be listed on the Nasdaq Global Select Market provided that we filed this Report with the SEC by October 17, 2008.

On August 13, 2008, we received a letter from The Nasdaq Stock Market stating that our failure to file with the SEC a quarterly report on Form 10-Q for the period ended June 30, 2008 by the required deadline serves as an additional basis for delisting our common stock from the Nasdaq Global Select Market and requesting that we present our views on the matter in a written submission to the Panel by August 20, 2008. We provided a written submission to the Panel in a timely manner requesting an extension to file the Form 10-Q for the period ended June 30, 2008.

On October 14, 2008, we notified the Panel that we would not be able to file our Form 10-Q for the period ended March 31, 2008 with the SEC by October 17, 2008. We also requested that the Panel grant us an extension to file our Form 10-Q for the period ended March 31, 2008 and our Form 10-Q for the period ended June 30, 2008. The Panel subsequently granted the extension. Pursuant to the extension, our common stock will continue to be listed on the Nasdaq Global Select Market provided that we file our Form 10-Q for the period ended March 31, 2008 with the SEC by November 17, 2008, and our Form 10-Q for the period ended June 30, 2008 with the SEC by December 1, 2008.

There can be no assurance that the Panel will grant our request or that our common stock will not be delisted. If our common stock is delisted from the Nasdaq Global Select Market, our common stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Global Select Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq Global Select Market. Accordingly, our common stock would be less liquid than it would otherwise be, and the value of our common stock could decrease.

We are subject to litigation that could be costly to defend and distracting to management.

As of the date of this Report, two putative securities class action lawsuits have been filed on behalf of persons who allegedly purchased our common stock between February 5, 2007 and August 19, 2008. One lawsuit names the Company and certain of our current and former officers as defendants. The other lawsuit names the Company, certain of our current and former officers and the members of our Audit Committee as defendants. The complaints allege generally that we issued materially false and misleading statements during the relevant time period regarding our financial results and the nature and extent of the accounting review conducted by the Audit Committee of our Board of Directors into the Company’s revenue cut-off procedures, internal control and accounting related to certain customer contracts.

Also as of the date of this Report, we have been named as a nominal defendant in three purported shareholder derivative lawsuits filed in California state court. The complaints also name as defendants certain of our current and former officers and directors. The complaints allege claims for breach of fiduciary duties, unjust enrichment, abuse of control and gross mismanagement, in each case for the period from February 2007 to the date on which each complaint was filed. The plaintiffs allege that the Company misrepresented its financial results by failing to disclose that it recognized certain revenues in violation of generally accepted accounting principles and the Company’s revenue cut-off procedures. Additionally, the plaintiffs allege that the Company misrepresented the status of the accounting review conducted by the Audit Committee.

Additional litigation may be initiated against us based on the alleged false statements at issue in the pending litigation. We cannot predict the outcome of the existing lawsuits or the likelihood that further proceedings will be instituted against us. The cost of defending against these lawsuits or any future lawsuits may be high, and these legal proceedings may also result in the diversion of our management’s time and attention away from our business. In the event that there is an adverse ruling in any legal proceeding, we may be required to make payments to third parties that could harm our business or financial results.

The current global credit crisis may cause the securities in our investment portfolio to decline in value or affect the liquidity of these securities, which may have a material adverse impact on our ability to support our working capital needs.

Our ability to support our working capital needs depends, in part, on our available cash, cash equivalents and marketable securities. We do not currently have a revolving credit facility or similar loan agreement. As a result, any significant decrease in the value of the securities in our investment portfolio or impairment in the liquidity of these securities may materially adversely impact our ability to support our working capital needs.

As of March 31, 2008, we held cash equivalents and marketable securities aggregating $135.2 million, consisting of $88.4 million of money market funds and commercial paper and $46.8 million of asset-backed securities, commercial paper, corporate debentures and bonds, certificates of deposit and government agency obligations. Continuation or a worsening of the current global credit crisis could cause the securities in our investment portfolio to decline in value or affect the liquidity of these investments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock, par value $0.001, during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (in Thousands)
January 2008	—	—	—	—
February 2008	—	—	—	—
March 2008	658,061	$10.64	658,061	$18,000

On March 6, 2008, the Company announced that its Board of Directors approved a stock repurchase program (the “Repurchase Program”) providing for the repurchase of up to $25 million of the Company’s common stock on the open market through September 5, 2008. The Repurchase Program did not require the Company to repurchase any specific number of shares. During the three months ended March 31, 2008, the Company repurchased a total of 658,061 shares of its outstanding common stock for $7.0 million under the Repurchase Program. The Company currently holds these repurchased shares as treasury stock. Subsequent to March 31, 2008, the Company completed the Repurchase Program. See “Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 3.	Defaults upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2008	Novatel Wireless, Inc.

	By:	/s/ Peter Leparulo
Peter Leparulo
Executive Chairman and Chief Executive Officer
(principal executive officer)

	By:	/s/ Kenneth Leddon
Kenneth Leddon
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)