Form 10-Q
period 2008-06-30
NOVATEL WIRELESS INC
filed 2008-11-10
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 and in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q for the period ended June 30, 2008. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

Trademarks

“Novatel Wireless,” the Novatel Wireless logo, “Merlin,” “MobiLink,” “Expedite,” “Ovation,” “Conversa,” “TotalMobileInternet,” and “NovaSpeed” are trademarks of Novatel Wireless, Inc. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,536	$84,600
Marketable securities	43,815	68,412
Accounts receivable, net of allowance for doubtful accounts of $1,063 in 2008 and $378 in 2007	66,663	71,943
Inventories	35,355	25,876
Deferred tax assets, net	8,216	8,717
Prepaid expenses and other	8,593	4,461

Total current assets	245,178	264,009

Property and equipment, net of accumulated depreciation of $32,045 in 2008 and $27,452 in 2007	21,528	22,151
Marketable securities	8,827	—
Intangible assets, net of accumulated amortization of $8,448 in 2008 and $8,150 in 2007	1,377	1,535
Deferred tax assets, net	9,540	8,619
Other assets	248	315

	$286,698	$296,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,320	$38,547
Accrued expenses	25,564	24,475
Accrued income taxes	—	296

Total current liabilities	63,884	63,318
Capital lease obligations, long-term	312	362
Other long-term liabilities	18,958	15,204

Total liabilities	83,154	78,884

Commitments and contingencies
Stockholders’ equity:
Series A and B preferred stock; par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock; par value $0.001; 50,000 shares authorized; 30,764 and 32,602 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	31	33
Additional paid-in capital	404,259	400,786
Accumulated other comprehensive (loss) income	(20)	65
Accumulated deficit	(180,354)	(183,139)

	223,916	217,745
Less cost of common stock in treasury, 1,988 shares and 0 shares at June 30, 2008 and December 31, 2007, respectively	(20,372)	—

Total stockholders’ equity	203,544	217,745

	$286,698	$296,629

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$89,630	$97,427	$177,460	$207,275
Cost of revenue	66,952	66,808	133,071	142,662

Gross margin	22,678	30,619	44,389	64,613

Operating costs and expenses:
Research and development	9,273	9,936	18,437	18,919
Sales and marketing	4,990	5,333	10,466	10,692
General and administrative	7,127	4,224	12,493	8,611

Total operating costs and expenses	21,390	19,493	41,396	38,222

Operating income	1,288	11,126	2,993	26,391
Other income (expense):
Interest income, net	1,054	1,213	2,557	2,242
Other income (expense), net	(76)	173	470	374

Income before taxes	2,266	12,512	6,020	29,007
Income tax expense	1,314	4,551	3,235	10,940

Net income	$952	$7,961	$2,785	$18,067

Per share data:
Net income per share:
Basic	$0.03	$0.26	$0.09	$0.59
Diluted	$0.03	$0.25	$0.09	$0.59
Weighted average shares used in computation of basic and diluted net income per share:
Basic	31,386	30,826	31,964	30,374
Diluted	31,502	31,270	32,165	30,539

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,785	$18,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,462	4,890
Inventory provision	4,137	2,093
Provisions for bad debts, net	686	92
Share-based compensation expense	3,191	4,969
Excess tax benefits from equity based awards	(61)	(4,778)
Non-cash income tax expense	(420)	—
Changes in assets and liabilities:
Accounts receivable, net	4,594	6,626
Inventories	(13,616)	(5,974)
Prepaid expenses and other assets	496	(527)
Accounts payable	(354)	(12,401)
Accrued expenses, income taxes, and other	(1,017)	6,679

Net cash provided by operating activities	5,883	19,736

Cash flows from investing activities:
Purchases of property and equipment	(4,116)	(11,131)
Purchases of intangible assets	(140)	—
Purchases of securities	(41,220)	(46,091)
Securities maturities/sales	56,905	28,071

Net cash provided by (used in) investing activities	11,429	(29,151)

Cash flows from financing activities:
Repurchase of common stock	(20,372)	—
Proceeds from exercise of stock options and ESPP	435	20,918
Excess tax benefits from stock options exercised	61	4,778
Principal payments under capital lease obligations	(46)	(7)

Net cash (used in) provided by financing activities	(19,922)	25,689
Effect of exchange rates on cash and cash equivalents	546	712

Net increase (decrease) in cash and cash equivalents	(2,064)	16,986
Cash and cash equivalents, beginning of period	84,600	34,612

Cash and cash equivalents, end of period	$82,536	$51,598

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10	$28
Income taxes	$5,031	$1,828
Supplemental disclosures of non-cash financing activities:
Capital lease obligations (See Note 5)	$—	$468

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K with the exception of new accounting pronouncements adopted in 2008. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

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

2. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following as of June 30, 2008 (in thousands):

	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	1 or less	$1,999	$—	$—	$1,999
Asset backed securities	1 or less	6,411	16	—	6,427
Commercial paper	1 or less	4,693	1	—	4,694
Corporate debentures/bonds	1 or less	22,702	—	(53)	22,649
Government agency obligations	1 or less	8,004	42	—	8,046

Total short-term marketable securities		43,809	59	(53)	43,815

Government agency obligations	1 to 2	4,559	—	(9)	4,550
Corporate debentures/bonds	1 to 2	4,306	—	(29)	4,277

Total long-term marketable securities		8,865	—	(38)	8,827

		$52,674	$59	$(91)	$52,642

As of June 30, 2008, net unrealized losses of $32,000 are included in accumulated other comprehensive loss in the consolidated balance sheet.

At June 30, 2008, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be other than temporary for more than 12 months. Because the Company’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, the Company believes that the unrealized losses at June 30, 2008 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

Inventories

Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Finished goods	$35,127	$25,368
Raw materials and components	228	508

	$35,355	$25,876

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Royalties	$6,992	$8,372
Payroll and related	5,602	7,058
Product warranty	2,884	3,077
Market development funds and price protection	3,266	1,899
Professional fees	3,790	1,332
Deferred rent	883	982
Other	2,147	1,755

	$25,564	$24,475

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

As of June 30, 2008, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3 assets).

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2008 (in thousands):

Description	Balance as of June 30, 2008	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$69,353	$69,353	$—

Total cash equivalents	69,353	69,353	—

Short-term marketable securities:
Asset backed securities	6,427	—	6,427
Commercial paper	4,694	—	4,694
Corporate debentures/bonds	22,649	—	22,649
Certificates of deposits	1,999	—	1,999
Government agency obligations	8,046	—	8,046

Total short-term marketable securities	43,815	—	43,815

Long-term marketable securities:
Government agency obligations	4,550	—	4,550
Corporate debentures/bonds	4,277	—	4,277

Total long-term marketable securities	8,827	—	8,827

Total financial assets	$121,995	$69,353	$52,642

Liabilities:
Foreign exchange forward contracts	$120	$—	$120

4. Share-Based Compensation

SFAS No. 123(R) (“SFAS 123(R)”), Share-Based Payment, requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. The Company included the following amounts for share-based compensation awards in the accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$135	$224	$279	$380
Research and development	457	624	1,017	1,234
Sales and marketing	226	496	482	988
General and administrative	694	1,159	1,413	2,367

Totals	1,512	2,503	3,191	4,969
Tax effect on share-based compensation	(407)	(682)	(660)	(1,192)

Net effect on net income	$1,105	$1,821	$2,531	$3,777

Effect on earnings per share:
Basic	$0.04	$0.06	$0.08	$0.12
Diluted	$0.04	$0.06	$0.08	$0.12

5. Capital Lease Obligations

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2008 (in thousands):

For the Periods Ending December 31,	Amount
Remainder of 2008	$57
2009	114
2010	114
2011	114
2012	47
Thereafter	—

Total minimum lease payments	446
Less: amounts representing interest	(35)

Present value of net minimum lease payments	411
Less: current portion	(99)

Long-term portion	$312

6. Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one reportable segment.

The Company has operations in the United States, Canada, Europe and Asia. The amount of the Company’s assets in the United States, Canada, Europe and Asia as of June 30, 2008 were $277.4 million, $7.9 million, $1.1 million and $300,000 respectively, and as of December 31, 2007 were $288.7 million, $6.3 million, $1.5 million, and $100,000, respectively.

For the six months ended June 30, 2008, approximately 37% of revenues were derived from international customers (Europe/Middle East/Africa 37% and Asia/Australia 0%) as compared to approximately 22% of revenues derived from international customers (Europe/Middle East/Africa 20% and Asia/Australia 2%) for the six months ended June 30, 2007.

Concentrations of Risk

Substantially all of the Company’s revenues are derived from the sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s revenue is derived from a small number of customers. Four customers accounted for 20%, 19%, 18% and 15% of revenues in the six months ended June 30, 2008. Two customers accounted for 34% and 33% of revenues in the six months ended June 30, 2007.

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

The following table sets forth the computation of diluted weighted-average common and potential common shares outstanding for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic weighted average common shares outstanding	31,386	30,826	31,964	30,374
Effect of dilutive securities:
Warrants	22	99	37	82
Unvested Restricted Stock (including Restricted Stock Units)	34	29	37	83
Employee Stock Purchase Plan	—	—	3	—
Options	60	316	124	—

Diluted weighted average common and potential common shares outstanding	31,502	31,270	32,165	30,539

Weighted average options to purchase a total of 3,232,699 and 2,832,461 shares of common stock for the three and six months ended June 30, 2008, respectively, and 376,303 and 1,271,648 shares of common stock for the three and six months ended June 30, 2007, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

9. Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$952	$7,961	$2,785	$18,067
Unrealized (loss) gain on cash equivalents and marketable securities, net of tax	(115)	8	(85)	34

Comprehensive income	$837	$7,969	$2,700	$18,101

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

In January 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. Under FIN 48, the Company’s liability for unrecognized tax benefits as of June 30, 2008 and December 31, 2007 was $19.0 million and $15.2 million, respectively. At June 30, 2008, the Company had recorded approximately $383,000 of accrued interest related to uncertain tax positions in its consolidated balance sheet. For the three and six months ended June 30, 2008, the Company included $216,000 and $281,000, respectively, of interest expense related to uncertain tax positions in its consolidated statement of operations. These expenses are recorded as discrete items in the Company’s tax provision.

On September 23, 2008, the State of California passed tax legislation that, among other things, places a moratorium on the use of net operating loss carryforwards to reduce state taxable income in 2008 and 2009. In October 2008, the United States Congress passed tax legislation that, among other things, extends the federal research and development tax credit to December 31, 2009. We presently expect that this legislation will impact our federal and state income tax liability in 2008 and 2009.

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

11. Stockholders’ Equity

On March 6, 2008, Novatel Wireless, Inc. announced that its Board of Directors approved a stock repurchase program (the “Repurchase Program”) providing for the repurchase of up to $25 million of the Company’s common stock on the open market through September 5, 2008. The Repurchase Program did not require the Company to repurchase any specific number of shares. During the six months ended June 30, 2008, the Company repurchased a total of 1,988,083 shares of its outstanding common stock for $20.4 million under the Repurchase Program. Subsequent to June 30, 2008, an additional 447,770 shares were repurchased under the Repurchase Program for an aggregate of $4.6 million. The Repurchase Program was completed in the third quarter of 2008. The Company currently holds these repurchased shares as treasury stock.

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

The consolidated financial statements for the three months ended June 30, 2008 included in this Report contain updated information from that which the Company furnished on a Form 8-K on August 19, 2008, including a $926,000 increase in net income, or $0.03 per diluted share. The increase in net income resulted principally from changes in estimates related to our allowance for doubtful accounts receivable and the provision for excess and obsolete inventory that were recorded in our financial results for the quarter ended March 31, 2008. These changes in estimates were based on information that became available to the Company subsequent to the date on which the Company’s first quarter Form 10-Q would have been filed if filed timely, but prior to the date on which the Form 10-Q for the quarter ended March 31, 2008 was filed. If the Company’s first quarter Form 10-Q had been filed timely, these changes in estimates would have been recorded in the quarter ended June 30, 2008.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, provision for warranty costs, royalty costs, income taxes, foreign exchange forward contracts, and share-based compensation expense. The significant accounting policies used in preparation of these consolidated financial statements for the three and six months ended June 30, 2008 are consistent with those discussed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Note 1 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and six months ended June 30, 2008 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue. Revenue for the three months ended June 30, 2008 was $89.6 million compared to $97.4 million for the same period in 2007. The overall decline in revenue was primarily attributable to a decrease in sales for our EV-DO products, partially offset by an increase in our High Speed Packet Access, or HSPA, products. The decrease in EV-DO product sales for the three months ended June 30, 2008 compared to the same period in 2007 was approximately $20.8 million. The increase in our HSPA product sales for the three months ended June 30, 2008 compared to the same period in 2007 was approximately $13.3 million. The mix of revenue by technology is expected to continue to depend primarily upon, among other things, the geographic region of our sales and demand by our customers.

Cost of revenue. Cost of revenue for the three months ended June 30, 2008 was $67.0 million, or 74.7% of revenue, as compared to $66.8 million or 68.6% of revenue for the same period in 2007. The increase in cost of revenue as a percentage of revenue was primarily related to the rate of decrease in the average per unit selling prices for products exceeding the rate of decrease in the average per unit cost of revenues. Cost of revenue for the three months ended March 31, 2008 included share-based compensation expense of approximately $136,000, compared to approximately $224,000 for the same period in 2007. Cost of revenues as a percentage of revenues are expected to fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

Gross margin. Gross margin for the three months ended June 30, 2008 was $22.7 million or 25.3% of revenue compared to $30.6 million or 31.4% of revenue for the same period in 2007. The decrease was primarily attributable to the changes in revenue and cost of revenue as discussed above.

Research and development expenses. Research and development expenses for the three months ended June 30, 2008 were $9.3 million or 10.3% of revenues compared to $9.9 million or 10.2% of revenue for the same period in 2007. The dollar decrease was primarily attributable to a decrease of approximately $950,000 for outside services offset by an increase in salary and related expenses of approximately $810,000. Research and development expenses for the three months ended June 30, 2008 and 2007 included share-based compensation expense of approximately $460,000 and 624,000, respectively. Research and development expenses as a percentage of revenue are expected to fluctuate in future quarters depending on the amount of revenue recognized, and potential variation in the costs associated with the development of the Company’s products, including the number and complexity of the products under development and the progress of the development activities with respect to those products.

Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2008 were $5.0 million or 5.6% of revenue compared to approximately $5.3 million or 5.4% of revenue for the same period in 2007. Sales and marketing expenses for the three months ended June 30, 2008 included share-based compensation expense of approximately $230,000, compared to approximately $500,000 for the same period in 2007.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2008 were $7.1 million or 8.0% of revenue compared to $4.2 million or 4.3% of revenue for the same period in 2007. During the second quarter of 2008, the Company incurred $2.6 million in professional fees and expenses related the Company’s Audit Committee review of the Company’s revenue cut-off procedures, internal controls and accounting related to certain customer contracts. General and administrative expenses for the three months ended June 30, 2008 included share-based compensation expense of approximately $700,000, compared to approximately $1.2 million for the same period in 2007.

Interest income, net. Interest income, net, for the three months ended June 30, 2008 was $1.1 million as compared to $1.2 million for the same period in 2007. Although the Company’s average cash and marketable securities balance has increased period over period, average yields have decreased.

Other income (expense), net. Other income (expense), net, for the three months ended June 30, 2008 was a net expense of $76,000 as compared to income of $173,000 for the same period in 2007. The decrease was primarily due to foreign exchange losses on our Euro-denominated receivable and cash balances, net of gains on Euro-denominated foreign exchange forward contracts.

Income tax expense. Income tax expense, including discrete items, was approximately $1.3 million or 58.0% of income before taxes for the three months ended June 30, 2008 compared to $4.6 million or 36.4% of income before taxes for the same period in 2007. For the three months ended June 30, 2008, the Company included $216,000 of interest expense related to uncertain tax positions in its consolidated statement of operations. This expense is recorded as a discrete item in the Company’s tax provision.

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

The 37.8% effective income tax rate, not including discrete items, recorded during the second quarter of 2007 was higher than the 34.9% recorded during 2007 predominantly due to the impact of the release of the Company’s valuation allowance for its deferred tax assets relating to its Canadian subsidiary during the fourth quarter of 2007 and the retroactive extension of the federal research and development tax credit after the second quarter of 2007.

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

On September 23, 2008, the State of California passed tax legislation that, among other things, places a moratorium on the use of net operating loss carryforwards to reduce state taxable income in 2008 and 2009. In October 2008, the United States Congress passed tax legislation that, among other things, extended the federal research and development tax credit to December 31, 2009. We presently expect that this legislation will impact our federal and state income tax liability in 2008 and 2009.

Net income. For the three months ended June 30, 2008, we reported net income of $952,000, as compared to net income of $8.0 million for the same period in 2007. The decrease in net income was primarily due to the decrease in revenue and increase in operating expense as discussed above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue. Revenue for the six months ended June 30, 2008 was $177.5 million compared to $207.3 million for the same period in 2007. The overall decline in revenue was primarily attributable to a decrease in sales for our EV-DO products, partially offset by an increase in our High Speed Packet Access, or HSPA, products. The decrease in EV-DO product sales for the six months ended June 30, 2008 compared to the same period in 2007 was approximately $57.8 million. The increase in our HSPA product sales for the six months ended June 30, 2008 compared to the same period in 2007 was approximately $28.4 million. The mix of revenue by technology is expected to continue to depend primarily upon, among other things, the geographic region of our sales and demand by our customers.

Cost of revenue. Cost of revenue for the six months ended June 30, 2008 was $133.1 million, or 75.0% of revenue, as compared to $142.7 million or 68.8% of revenue for the same period in 2007. The increase in cost of revenue as a percentage of revenue was primarily related to the rate of decrease in the average per unit selling prices for products exceeding the rate of decrease in the average per unit cost of revenues. Cost of revenue was negatively impacted by a $4.1 million lower of cost or market inventory adjustment primarily related to changing market demand for the Company’s ExpressCard products. Cost of revenue for the six months ended June 30, 2008 included share-based compensation expense of approximately $280,000, compared to approximately $380,000 for the same period in 2007. Cost of revenues as a percentage of revenues are expected to fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

Gross margin. Gross margin for the six months ended June 30, 2008 was $44.4 million or 25.0% of revenue compared to $64.6 million or 31.2% of revenue for the same period in 2007. The decrease was primarily attributable to the changes in revenue and cost of revenue as discussed above.

Research and development expenses. Research and development expenses for the six months ended June 30, 2008 were $18.4 million or 10.4% of revenues compared to $18.9 million or 9.1% of revenue for the same period in 2007. The dollar decrease was primarily attributable to a decrease in outside services costs of $1.7 million offset by an increase in salary and related expenses of approximately $1.9 million. Research and development expenses for the six months ended June 30, 2008 and 2007 included share-based compensation expense of approximately $1.0 million and $1.2 million, respectively. Research and development expenses as a percentage of revenue are expected to fluctuate in future quarters depending on the amount of revenue recognized, and potential variation in the costs associated with the development of the Company’s products, including the number and complexity of the products under development and the progress of the development activities with respect to those products.

Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2008 were $10.5 million or 5.9% of revenue compared to approximately $10.7 million or 5.2% of revenue for the same period in 2007. Sales and marketing expenses for the six months ended June 30, 2008 included share-based compensation expense of approximately $482,000, compared to approximately $989,000 for the same period in 2007.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2008 were $12.5 million or 7.0% of revenue compared to $8.6 million or 4.2% of revenue for the same period in 2007. During the first six months of 2008, the Company incurred $2.6 million in professional fees and expenses related the Company’s Audit Committee review of the Company’s revenue cut-off procedures, internal controls and accounting related to certain customer contracts. The Company had an increase in bad debt expense of approximately $800,000, an increase in salary and related expenses of approximately $600,000 and an increase in building and utility expenses of approximately $700,000 related to additional leased office space. General and administrative expenses for the six months ended June 30, 2008 included share-based compensation expense of approximately $1.4 million, compared to approximately $2.4 million for the same period in 2007.

Interest income, net. Interest income, net, for the six months ended June 30, 2008 was $2.6 million as compared to $2.2 million for the same period in 2007 primarily due to an increase in our average cash and marketable securities balances in the 2008 period.

Other income (expense), net. Other income (expense), net, for the six months ended June 30, 2008 was $470,000 in income as compared to $374,000 in income for the same period in 2007. The increase was primarily due to increases in foreign exchange gains on our Euro-denominated receivable and cash balances, net of losses on Euro-denominated foreign exchange forward contracts.

Income tax expense. Income tax expense, including discrete items, was approximately $3.2 million or 53.7% of income before taxes for the six months ended June 30, 2008 compared to $10.9 million or 37.8% of income before taxes for the same period in 2007. For the six months ended June 30, 2008, the Company included $281,000 of interest expense related to uncertain tax positions in its consolidated statement of operations. This expense is recorded as a discrete item in the Company’s tax provision.

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

The 37.8% effective income tax rate, not including discrete items, recorded during the first six months of 2007 was higher than the 34.9% recorded during 2007 predominantly due to the impact of the release of the Company’s valuation allowance for its deferred tax assets relating to its Canadian subsidiary during the fourth quarter of 2007 and the retroactive extension of the federal research and development tax credit after the second quarter of 2007.

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

On September 23, 2008, the State of California passed tax legislation that, among other things, places a moratorium on the use of net operating loss carryforwards to reduce state taxable income in 2008 and 2009. In October 2008, the United States Congress passed tax legislation that, among other things, extends the federal research and development tax credit to December 31, 2009. We presently expect that this legislation will impact our federal and state income tax liability in 2008 and 2009.

Net income. For the six months ended June 30, 2008, we reported net income of $2.8 million, as compared to net income of $18.1 million for the same period in 2007. The decrease in net income was primarily due to the decrease in revenue and increase in operating expense as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations. We do not currently have a revolving credit facility or similar loan agreement. As of June 30, 2008, we had working capital of $181.3 million and approximately $135.2 million in cash and cash equivalents, and both short-term and long-term marketable securities, which is a decrease of approximately $17.8 million from $153.0 million at December 31, 2007. The decrease primarily related to the Company’s repurchase of $20.4 million of our common stock during the first six months of 2008 pursuant to a stock repurchase program approved by our Board of Directors in March 2008 providing for the repurchase of up to $25 million of the Company’s common stock on the open market through September 5, 2008 (the “Repurchase Program). Subsequent to June 30, 2008, we repurchased an additional $4.6 million of our common stock, completing the Repurchase Program in the third quarter of 2008.

We will continue to have cash requirements to support working capital needs. We intend to use cash and investments on hand, and cash generated from operations to meet these requirements. We believe that our existing cash and investment balances, and cash from operations will be adequate to meet our normal cash requirements over the next twelve months.

Historical Cash Flows

Operating Activities. Net cash provided by operating activities was approximately $5.9 million for the six months ended June 30, 2008 compared to net cash provided by operating activities of $19.7 million for the same period in 2007. The reduction in operating cash flows was primarily due to a lower net income in the first six months of 2008 as compared to the same period in 2007.

Investing activities. Net cash provided by investing activities for the six months ended June 30, 2008 was approximately $11.4 million compared to net cash used in investing activities of approximately $29.2 million during the same period in 2007. Net cash provided by investing activities in 2008 was primarily due to the net sales and maturities of securities. The cash generated by the net sales of securities was a result of the Company allowing more cash to be invested in cash equivalent money market accounts as yields were competitive to other investment securities and to allow for shorter average maturities on its investment portfolio. Net cash used in investing activities in 2007 was primarily due to purchases of property and equipment to establish production capacity at a second contract manufacturer of the Company’s products, and net purchases of securities.

Financing activities. Net cash used in financing activities for the six months ended June 30, 2008 was approximately $19.9 million, compared to $25.7 million provided by financing activities during the same period in 2007. Net cash used in financing activities in 2008 was primarily due to the Company’s repurchase of $20.4 million of its outstanding common stock on the open market pursuant to the Repurchase Program. During the six months ended June 30, 2008, the Company repurchased a total of 1,988,083 shares of its outstanding common stock for $20.4 million under the Repurchase Program. Proceeds from the exercise of stock options and employee stock purchase plans were lower for the first six months of 2008 as compared to 2007 due to less stock option exercise activity. Net cash provided by financing activities in the first six months of 2007 was primarily due to proceeds received from the exercise of stock options.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at June 30, 2008, and the effect such obligations could have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$1,395	$2,862	$2,912	$681	$421	$—	$8,271
Capital leases	57	114	114	114	47	—	446
Committed purchase orders	29,784	—	—	—	—	—	29,784

Total contractual obligations	$31,236	$2,976	$3,026	$795	$468	$—	$38,501

Our liability for uncertain tax benefits, including interest, as of June 30, 2008 was approximately $19.0 million. Our tax liability for uncertain tax benefits is not included in our table of contractual obligations and commercial commitments. We do not believe that we will pay such amount within one year from June 30, 2008; however, we cannot reasonably estimate the timing of future payments with respect to this liability.

Other Liquidity Needs

As previously announced, during the second quarter of 2008, the Company’s Audit Committee initiated a review of the Company’s revenue cut-off procedures, internal controls and accounting related to certain customer contracts. The Company announced the completion of the Audit Committee review on September 17, 2008. In the quarter ended June 30, 2008, the Company incurred professional fees and expenses related to the review of $2.6 million, pre tax. The Company expects to record additional expenses related to this review in the quarter ending September 30, 2008. These expenses in the third quarter of 2008 will be significant, but are presently expected to be lower than the amount of such expenses recorded in the second quarter of 2008. The Company expects to incur professional fees and expenses to defend the litigation filed against the Company, which litigation is discussed in Item 1 under Part II of this Report. These costs cannot be estimated at this time.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure to changes in interest rates in our investment portfolio. At June 30, 2008, we had $135.2 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $82.5 million of our cash and cash equivalents at June 30, 2008, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase the remaining $52.7 million of our investments by approximately $183,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of operations until the investment is sold or until the reduction in fair value is determined to be other than temporary.

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

We maintain cash, cash equivalents, and marketable securities with institutions in amounts that, if credit insurance is available, may exceed depository or investment insurance coverage available for such balances. As a result, the Company is subject to market valuation risk and counterparty risk that exposes it to losses should significant changes occur. The recent global credit crisis has exacerbated the credit risk associated with certain financial instruments, predominantly those instruments issued by certain financial institutions. The Company currently believes that its exposure to these issuers, through its investment in individual securities, is not significant. However, the Company maintains investments in certain money market funds that have positions in financial instruments of impacted financial institutions. The Company’s money market investments were approximately $69.4 million at June 30, 2008. These money market funds attempt to maintain a net asset value (NAV) of $1 per unit of investment. Should the underlying investments held by these money market value funds suffer significant losses to market value due to interest rate changes or perceived counterparty risk, the NAV of these money market funds may suffer declines below the targeted $1 NAV. The Company holds money market funds that target a balance of investment return and preservation of invested capital through diversified holdings. As such, the Company does not believe it currently has significant exposure to NAV declines for its money market holdings.

Foreign Currency Exchange Rate Risk

The Company generates significant Euro-denominated revenues, with resulting Euro-denominated accounts receivable, from sales to customers that are members of the European Union. During the six months ended June 30, 2008, Euro-denominated revenue was approximately $45 million. Our Company purchases products, and incurs trade liabilities, from our contract manufacturers under contracts based in U.S. Dollars. As a result, we lack significant Euro-denominated purchases and trade liabilities to offset our exposure to Euro denominated sales activity and accounts receivable. We are therefore subject to market risk arising from changes in foreign currency exchange rates, principally change in the value of the Euro versus the U.S. Dollar. As a result, changes in Euro to U.S. Dollar foreign currency exchange rates may have a significant impact on the Company’s operating results. To mitigate this risk, we enter into foreign exchange contracts, principally forward currency foreign exchange contracts. These forward currency foreign exchange contracts cover a portion, generally 60% to 80%, of the Company’s Euro-based financial assets.

At June 30, 2008, we had approximately $26.2 million (€16.6 million) of Euro-denominated financial assets, as compared to $20.5 million (€13.0 million) in forward currency foreign exchange contracts with expiration dates of 123 days or less. At June 30, 2008, we recorded an unrealized loss of approximately $120,000 on our outstanding forward contracts. In addition, at June 30, 2008, we recorded approximately $340,000 in unrealized foreign currency gains related to our outstanding Euro-denominated accounts receivable balances. Both the unrealized losses on the outstanding forward contracts and the unrealized gains on outstanding Euro-denominated receivables were recorded in other income and expense in our consolidated statement of operations.

Assuming a translation of our Euro-denominated revenue for the six months ended June 30, 2008 at an average Euro-to-U.S. Dollar exchange rate of 1.5428 and a uniform ten percent strengthening or weakening of this exchange rate, we estimate that income before income taxes for the six months ended June 30, 2008 would increase or decrease by approximately $4.5 million. This analysis does not give effect to any forward currency foreign exchange contracts that may be used to hedge foreign currency risk.

Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on fluctuations in interest and foreign currency exchange rates and our actual exposure and hedging transactions.

Revenues generated outside the United States, including European Union and other countries, as a percentage of total revenues, were approximately 37% for the six months ended June 30, 2008 and 22% for the same period in 2007. The Company’s revenues generated by sales to non-European Union countries are typically denominated in U.S Dollars. Competitive conditions in the markets in which we operate may limit our ability to increase prices in the event of adverse changes in currency exchange rates. Sales of these products are affected by the value of the U.S. Dollar relative to other currencies, and in particular, the Euro. Any long-term strengthening of the U.S. dollar could depress the demand for these U.S. manufactured products, reduce sales, or cause the Company to reduce per unit selling prices.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, the end of the period covered by this Report.

During the quarter ended June 30, 2008, our audit committee initiated a review of our revenue cutoff procedures, internal control and accounting related to certain customer contracts. As previously announced on August 19, 2008, as a result of the accounting review, our results for the quarter ended June 30, 2008 includes $3.4 million of revenues that were previously disclosed as part of the Company’s results for the quarter ended March 31, 2008 announced in a press release on May 1, 2008. Subsequent to the Company’s announcement on September 17, 2008 that the accounting review had been completed, our principal executive officer and our principal financial and accounting officer concluded that there were several control deficiencies in our internal control over financial reporting that in the aggregate constituted a material weakness. As a result, our disclosure controls and procedures were not effective as of June 30, 2008.

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

Changes in Internal Control Over Financial Reporting. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In that regard, during the quarter ended June 30, 2008, we began implementing some of the remedial measures described above, including an enhancement of the reports designed to identify non-standard or modified sales transactions and reinforcing the policy requiring the sales organization to timely submit these reports. In addition, in the quarter ended June 30, 2008, we implemented an internal audit function and hired additional personnel, including a director of internal audit who reports to our audit committee. Other than as described above, during the quarter ended June 30, 2008, there have not been any changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to June 30, 2008 we continued the remediation described above.

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

Our management is responsible for maintaining disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 and identified a material weakness in our internal control over financial reporting related to revenue recognition cutoff in non-standard and modified sales transactions. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

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

Timely filing of annual and periodic reports with the SEC is required for continued listing under Nasdaq Marketplace Rule 4310(c)(14). On May 21, 2008, we received a staff determination letter from The Nasdaq Stock Market stating that our common stock is subject to delisting from the Nasdaq Global Select Market for our failure to file with the SEC by the required deadline a quarterly report on Form 10-Q for the period ended March 31, 2008. We appealed Nasdaq’s determination at a hearing held before the Nasdaq Listing Qualifications Panel (the “Panel”) on July 17, 2008. The Panel subsequently granted our request for an extension to file the Form 10-Q for the period ended March 31, 2008. Pursuant to the extension, our common stock would continue to be listed on the Nasdaq Global Select Market provided that we filed the Form 10-Q with the SEC by October 17, 2008.

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

On October 14, 2008, we notified the Panel that we would not be able to file our Form 10-Q for the period ended March 31, 2008 with the SEC by October 17, 2008. We also requested that the Panel grant us an extension to file our Form 10-Q for the period ended March 31, 2008 and our Form 10-Q for the period ended June 30, 2008. The Panel subsequently granted the extension. Pursuant to the extension, our common stock will continue to be listed on the Nasdaq Global Select Market provided that we file our Form 10-Q for the period ended March 31, 2008 with the SEC by November 17, 2008, and our Form 10-Q for the period ended June 30, 2008 with the SEC by December 1, 2008. We filed our Form 10-Q for the period ended March 31, 2008 on November 10, 2008.

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

As of June 30, 2008, we held cash equivalents and marketable securities aggregating $122.0 million, consisting of $69.4 million of money market funds and $52.6 million of asset-backed securities, commercial paper, corporate debentures and bonds, certificates of deposit and government agency obligations. Continuation or a worsening of the current global credit crisis could cause the securities in our investment portfolio to decline in value or affect the liquidity of these investments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock, par value $0.001, during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (in Thousands)
April 2008	524,228	$9.53	1,182,289	$13,002
May 2008	422,575	$9.47	1,604,864	$9,002
June 2008	383,219	$11.41	1,988,083	$4,628

Totals	1,330,022	$10.05

On March 6, 2008, the Company announced that its Board of Directors approved a stock repurchase program (the “Repurchase Program”) providing for the repurchase of up to $25 million of the Company’s common stock on the open market through September 5, 2008. The Repurchase Program did not require the Company to repurchase any specific number of shares. During the three months ended June 30, 2008, the Company repurchased a total of 1,330,022 shares of its outstanding common stock for $13.4 million under the Repurchase Program. The Company currently holds these repurchased shares as treasury stock. Subsequent to June 30, 2008, the Company completed the Repurchase Program. See “Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 3.	Defaults upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 19, 2008, we held our 2008 annual meeting of stockholders at which our stockholders voted upon (i) the election of two nominees to our board of directors to serve three-year terms expiring at our 2011 annual meeting of stockholders; and (ii) the ratification of the appointment of KPMG as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2008.

Our stockholders elected each of Mr. John R. Ross and Mr. David A. Werner to three-year terms as members of our board of directors and the other proposal passed. The number of votes cast for, against or withheld, and abstentions with respect to each matter voted upon is set forth below. Additional information regarding the matters submitted to a vote of our stockholders at our 2008 annual meeting may be found in our definitive proxy statement filed with the Securities and Exchange Commission on April 29, 2008.

		For	Against/ Withheld	Abstentions
1.	Election of John R. Ross	28,533,501	818,368	—
2.	Election of David A. Werner	28,946,807	405,062	—
3.	Ratification of Appointment of Registered Independent Public Accounting Firm	29,134,718	204,663	12,488

The directors whose terms continued after the annual meeting are Messrs. Ledwith, Leparulo, Lorenzetti and Pudwill.

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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