Form 10-Q
period 2008-09-30
NOVATEL WIRELESS INC
filed 2008-11-17
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the registrant’s common stock outstanding as of November 14, 2008 was 30,326,192.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 and in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q for the period ended September 30, 2008. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

Trademarks

“Novatel Wireless,” the Novatel Wireless logo, “Merlin,” “MobiLink,” “Expedite,” “Ovation,” “Conversa,” “TotalMobileInternet,” and “NovaSpeed” are trademarks of Novatel Wireless, Inc. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,121	$84,600
Marketable securities	57,498	68,412
Accounts receivable, net of allowance for doubtful accounts of $838 in 2008 and $378 in 2007	44,139	71,943
Inventories	30,363	25,876
Deferred tax assets, net	8,170	8,717
Prepaid expenses and other	11,001	4,461

Total current assets	230,292	264,009

Property and equipment, net of accumulated depreciation of $34,629 in 2008 and $27,452 in 2007	22,106	22,151
Marketable securities	6,838	—
Intangible assets, net of accumulated amortization of $8,586 in 2008 and $8,150 in 2007	1,507	1,535
Deferred tax assets, net	9,793	8,619
Other assets	248	315

	$270,784	$296,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,311	$38,547
Accrued expenses	24,031	24,475
Accrued income taxes	—	296

Total current liabilities	52,342	63,318
Capital lease obligations, long-term	286	362
Other long-term liabilities	18,887	15,204

Total liabilities	71,515	78,884

Commitments and contingencies
Stockholders’ equity:
Series A and B preferred stock; par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock; par value $0.001; 50,000 shares authorized; 30,321 and 32,602 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	30	33
Additional paid-in capital	405,878	400,786
Accumulated other comprehensive (loss) income	(239)	65
Accumulated deficit	(181,400)	(183,139)

	224,269	217,745
Less cost of common stock in treasury, 2,436 shares and 0 shares at September 30, 2008 and December 31, 2007, respectively	(25,000)	—

Total stockholders’ equity	199,269	217,745

	$270,784	$296,629

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$78,398	$104,616	$255,858	$311,891
Cost of revenue	61,735	73,604	194,806	216,266

Gross margin	16,663	31,012	61,052	95,625

Operating costs and expenses:
Research and development	9,132	9,703	27,569	28,622
Sales and marketing	4,260	4,858	14,726	15,550
General and administrative	5,711	3,855	18,204	12,466

Total operating costs and expenses	19,103	18,416	60,499	56,638

Operating income (loss)	(2,440)	12,596	553	38,987
Other income (expense):
Interest income, net	956	1,716	3,513	3,958
Other income (expense), net	(608)	136	(138)	510

Income (loss) before taxes	(2,092)	14,448	3,928	43,455
Income tax expense (benefit)	(1,046)	5,253	2,189	16,193

Net income (loss)	$(1,046)	$9,195	1,739	$27,262

Per share data:
Net income (loss) per share:
Basic	$(0.03)	$0.29	$0.06	$0.88
Diluted	$(0.03)	$0.28	$0.06	$0.86
Weighted average shares used in computation of basic and diluted net income (loss) per share:
Basic	30,397	32,255	31,440	31,008
Diluted	30,397	32,954	31,613	31,605

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,739	$27,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,196	7,869
Inventory provision	4,472	2,274
Provisions for bad debts, net	1,020	92
Share-based compensation expense	4,811	6,571
Excess tax benefits from equity based awards	(61)	(8,832)
Non-cash income tax benefit	(627)	—
Changes in assets and liabilities:
Accounts receivable, net	26,784	(22,904)
Inventories	(8,959)	947
Prepaid expenses and other assets	(1,099)	(312)
Accounts payable	(10,420)	(5,446)
Accrued expenses, income taxes, and other	(3,090)	9,913

Net cash provided by operating activities	22,766	17,434

Cash flows from investing activities:
Purchases of property and equipment	(6,727)	(13,770)
Purchases of intangible assets	(408)	—
Purchases of securities	(67,033)	(67,138)
Securities maturities/sales	70,805	53,670

Net cash used in investing activities	(3,363)	(27,238)

Cash flows from financing activities:
Repurchase of common stock	(25,000)	—
Proceeds from exercise of stock options and ESPP	435	32,684
Excess tax benefits from equity based awards	61	8,832
Principal payments under capital lease obligations	(79)	(26)

Net cash (used in) provided by financing activities	(24,583)	41,490
Effect of exchange rates on cash and cash equivalents	(299)	762

Net (decrease) increase in cash and cash equivalents	(5,479)	32,448
Cash and cash equivalents, beginning of period	84,600	34,612

Cash and cash equivalents, end of period	$79,121	$67,060

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14	$45
Income taxes	$5,032	$1,829
Supplemental disclosures of non-cash financing activities:
Capital lease obligations (See Note 5)	$150	$468

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K with the exception of new accounting pronouncements adopted in 2008. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

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

2. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following as of September 30, 2008 (in thousands):

	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset backed securities	1 or less	$4,217	$—	$(20)	$4,197
Commercial paper	1 or less	14,285	—	—	14,285
Corporate debentures/bonds	1 or less	35,333	—	(326)	35,007
Government agency obligations	1 or less	4,002	7	—	4,009

Total short-term marketable securities		57,837	7	(346)	57,498

Government agency obligations	1 to 2	4,549	—	(20)	4,529
Corporate debentures/bonds	1 to 2	2,331	—	(22)	2,309

Total long-term marketable securities		6,880	—	(42)	6,838

		$64,717	$7	$(388)	$64,336

As of September 30, 2008, net unrealized losses of $381,000 are included in accumulated other comprehensive loss in the consolidated balance sheet.

At September 30, 2008, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be other than temporary for more than 12 months. Because the Company’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, the Company believes that the unrealized losses at September 30, 2008 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

Inventories

Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Finished goods	$29,878	$25,368
Raw materials and components	485	508

	$30,363	$25,876

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Royalties	$6,410	$8,372
Payroll and related	6,216	7,058
Product warranty	3,080	3,077
Market development funds and price protection	3,260	1,899
Professional fees	2,371	1,332
Deferred rent	826	982
Other	1,868	1,755

	$24,031	$24,475

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

As of September 30, 2008, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3 assets).

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of September 30, 2008 (in thousands):

Description	Balance as of September 30, 2008	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$62,166	$62,166	$—

Total cash equivalents	62,166	62,166	—

Short-term marketable securities:
Asset backed securities	4,197	—	4,197
Commercial paper	14,285	—	14,285
Corporate debentures/bonds	35,007	—	35,007
Government agency obligations	4,009	—	4,009

Total short-term marketable securities	57,498	—	57,498
Foreign exchange forward contracts	1,380	—	1,380

Total short-term financial assets	58,878	—	58,878

Long-term marketable securities:
Government agency obligations	4,529	—	4,529
Corporate debentures/bonds	2,309	—	2,309

Total long-term marketable securities	6,838	—	6,838

Total financial assets	$127,882	$62,166	$65,716

4. Share-Based Compensation

SFAS No. 123(R) (“SFAS 123(R)”), Share-Based Payment, requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. The Company included the following amounts for share-based compensation awards in the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$154	$135	$433	$515
Research and development	541	574	1,558	1,808
Sales and marketing	251	398	733	1,386
General and administrative	674	494	2,087	2,862

Totals	1,620	1,601	4,811	6,571
Tax effect on share-based compensation	(267)	(527)	(927)	(1,720)

Net effect on net income (loss)	$1,353	$1,074	$3,884	$4,851

Effect on net income (loss) per share:
Basic	$0.04	$0.03	$0.12	$0.16
Diluted	$0.04	$0.03	$0.12	$0.15

5. Capital Lease Obligations

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2008 (in thousands):

For the Periods Ending December 31,	Amount
Remainder of 2008	$66
2009	220
2010	114
2011	114
2012	47
Thereafter	—

Total minimum lease payments	561
Less: amounts representing interest	(31)

Present value of net minimum lease payments	530
Less: current portion	(244)

Long-term portion	$286

6. Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one reportable segment.

The Company has operations in the United States, Canada, Europe and Asia. The amount of the Company’s assets in the United States, Canada, Europe and Asia as of September 30, 2008 were $262.6 million, $7.1 million, $870,000 and $250,000 respectively, and as of December 31, 2007 were $288.7 million, $6.3 million, $1.5 million, and $100,000, respectively.

For the nine months ended September 30, 2008, approximately 37% of revenues were derived from international customers (Europe/Middle East/Africa 37% and Asia/Australia 0%) as compared to approximately 23% of revenues derived from international customers (Europe/Middle East/Africa 21% and Asia/Australia 2%) for the nine months ended September 30, 2007.

Concentrations of Risk

Substantially all of the Company’s revenues are derived from the sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s revenue is derived from a small number of customers. Four customers accounted for 25%, 18%, 15% and 14% of revenues in the nine months ended September 30, 2008. Three customers accounted for 35%, 27% and 10% of revenues in the nine months ended September 30, 2007.

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

7. Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities (currently consisting of options, warrants, unvested restricted stock and employee stock purchase plan withholdings using the treasury stock method) are excluded from the diluted income (loss) per share computation in loss periods and when the applicable exercise price is greater than the market price as their effect would be anti-dilutive.

The following table sets forth the computation of diluted weighted-average common and potential common shares outstanding for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic weighted average common shares outstanding	30,397	32,255	31,440	31,008
Effect of dilutive securities:
Warrants	—	108	25	93
Unvested Restricted Stock (including Restricted Stock Units)	—	6	45	3
Employee Stock Purchase Plan	—	—	2	—
Options	—	585	101	501

Diluted weighted average common and potential common shares outstanding	30,397	32,954	31,613	31,605

Weighted average options to purchase a total of 3,377,984 and 3,233,602 shares of common stock for the three and nine months ended September 30, 2008, respectively, and 407,798 and 426,284 shares of common stock for the three and nine months ended September 30, 2007, respectively, were outstanding but not included in the computation of diluted income (loss) per share as their effect was anti-dilutive.

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

9. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(1,046)	$9,195	$1,739	$27,262
Unrealized gain (loss) on cash equivalents and marketable securities, net of tax	(219)	6	(304)	39

Comprehensive income (loss)	$(1,265)	$9,201	$1,435	$27,301

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

The Company currently estimates its annual effective income tax rate, not including discrete items, to be approximately 51.3% for 2008, compared to 34.9% in 2007. The estimated annual effective income tax rate for 2008 is higher than for 2007 due to the expiration of the federal research and development tax credit on December 31, 2007, and the Company’s inability to currently deduct for federal income tax purposes the expense associated with certain equity incentive awards that were expensed for financial statement purposes.

The estimated annual effective tax rate of 51.3% for 2008 is 16.3% higher than the United States federal statutory rate predominantly due to the Company’s estimate of state income taxes, net of state research and development tax credits, and the Company’s inability to currently deduct for federal income tax purposes the expense associated with certain equity incentive awards that are expensed for financial statement purposes.

In January 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. Under FIN 48, the Company’s liability for unrecognized tax benefits as of September 30, 2008 and December 31, 2007 was $18.9 million and $15.2 million, respectively. At September 30, 2008, the Company had recorded approximately $497,000 of accrued interest related to uncertain tax positions in its consolidated balance sheet. For the three and nine months ended September 30, 2008, the Company included $114,000 and $395,000, respectively, of interest expense related to uncertain tax positions as a discrete component of income tax expense (benefit) in its consolidated statements of operations.

On September 23, 2008, the State of California passed tax legislation that, among other things, places a moratorium on the use of net operating loss carryforwards and limited the use of certain tax credits to reduce state income tax liability in 2008 and 2009. In October 2008, the United States Congress passed tax legislation that, among other things, extends the federal research and development tax credit to December 31, 2009. We presently expect that this legislation will impact our federal and state income tax liability in 2008 and 2009.

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

11. Stockholders’ Equity

On March 6, 2008, Novatel Wireless, Inc. announced that its Board of Directors approved a stock repurchase program (the “Repurchase Program”) providing for the repurchase of up to $25 million of the Company’s common stock on the open market through September 5, 2008. The Repurchase Program did not require the Company to repurchase any specific number of shares. During the nine months ended September 30, 2008, the Company repurchased a total of 2,435,853 shares of its outstanding common stock for $25 million under the Repurchase Program. The Repurchase Program was completed in the third quarter of 2008. The Company currently holds these repurchased shares as treasury stock.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, provision for warranty costs, royalty costs, income taxes, foreign exchange forward contracts, and share-based compensation expense. The significant accounting policies used in preparation of these consolidated financial statements for the three and nine months ended September 30, 2008 are consistent with those discussed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Note 1 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and nine months ended September 30, 2008 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue. Revenue for the three months ended September 30, 2008 was $78.4 million compared to $104.6 million for the same period in 2007. The overall decline in revenue was primarily attributable to a decreases in sales for our EV-DO products and our High Speed Packet Access, or HSPA, products. The decrease in EV-DO product sales for the three months ended September 30, 2008 compared to the same period in 2007 was approximately $25.7 million. The decrease in our HSPA product sales for the three months ended September 30, 2008 compared to the same period in 2007 was approximately $730,000. The mix of revenue by technology is expected to continue to depend primarily upon, among other things, the geographic region of our sales and demand by our customers.

Cost of revenue. Cost of revenue for the three months ended September 30, 2008 was $61.7 million, or 78.7% of revenue, as compared to $73.6 million or 70.4% of revenue for the same period in 2007. The increase in cost of revenue as a percentage of revenue was primarily related to the rate of decrease in the average per unit selling prices for products exceeding the rate of decrease in the average per unit cost of revenues. Cost of revenue for the three months ended September 30, 2008 included share-based compensation expense of approximately $154,000, compared to approximately $135,000 for the same period in 2007. Cost of revenues as a percentage of revenues are expected to fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

Gross margin. Gross margin for the three months ended September 30, 2008 was $16.7 million or 21.3% of revenue compared to $31.0 million or 29.6% of revenue for the same period in 2007. The decrease was primarily attributable to the changes in revenue and cost of revenue as discussed above.

Research and development expenses. Research and development expenses for the three months ended September 30, 2008 were $9.1 million or 11.6% of revenues compared to $9.7 million or 9.3% of revenue for the same period in 2007. The dollar decrease was primarily attributable to a decrease of approximately $680,000 for outside services. Research and development expenses for the three months ended September 30, 2008 and 2007 included share-based compensation expense of approximately $541,000 and 574,000, respectively. Research and development expenses as a percentage of revenue are expected to fluctuate in future quarters depending on the amount of revenue recognized, and potential variation in the costs associated with the development of the Company’s products, including the number and complexity of the products under development and the progress of the development activities with respect to those products.

Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2008 were $4.3 million or 5.4% of revenue compared to approximately $4.9 million or 4.6% of revenue for the same period in 2007. The dollar decrease was primarily attributable to a decrease of approximately $230,000 related to marketing expenses, and approximately $190,000 decrease in salary and related expenses. Sales and marketing expenses for the three months ended September 30, 2008 included share-based compensation expense of approximately $251,000, compared to approximately $398,000 for the same period in 2007.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2008 were $5.7 million or 7.3% of revenue compared to $3.9 million or 3.7% of revenue for the same period in 2007. During the third quarter of 2008, the Company incurred $1.3 million in professional fees and expenses related the Company’s Audit Committee review of the Company’s revenue cut-off procedures, internal controls and accounting related to certain customer contracts. General and administrative expenses for the three months ended September 30, 2008 included share-based compensation expense of approximately $674,000, compared to approximately $494,000 for the same period in 2007.

Interest income, net. Interest income, net, for the three months ended September 30, 2008 was $956,000 as compared to $1.7 million for the same period in 2007. Although the Company’s average cash and marketable securities balance has increased period over period, average yields have decreased.

Other income (expense), net. Other income (expense), net, for the three months ended September 30, 2008 was a net expense of $608,000 as compared to income of $136,000 for the same period in 2007. The decrease was primarily due to foreign exchange losses on our Euro-denominated receivable and cash balances, net of gains on Euro-denominated foreign exchange forward contracts.

Income tax expense (benefit). Income tax benefit, including discrete items, was approximately $1.0 million or 50.0% of loss before taxes for the three months ended September 30, 2008 compared to income tax expense of $5.3 million or 36.4% of income before taxes for the same period in 2007. For the three months ended September 30, 2008, the Company included $114,000 of interest expense related to uncertain tax positions in its consolidated statement of operations.

The Company currently estimates its annual effective income tax rate, not including discrete items, to be approximately 51.3% for 2008, compared to 34.9% in 2007. The estimated annual effective income tax rate for 2008 is higher than 2007 due to the expiration of the federal research and development tax credit on December 31, 2007, our inability to currently deduct for federal income tax purposes the expense associated with certain equity incentive awards that were expensed for financial statement purposes, and the impact in 2007 of a release of the Company’s valuation allowance for its deferred tax assets related to its Canadian subsidiary.

The 37.4% effective income tax rate, not including discrete items, recorded during the third quarter of 2007 was higher than the 34.9% recorded during 2007 predominantly due to the impact of the release of the Company’s valuation allowance for its deferred tax assets relating to its Canadian subsidiary during the fourth quarter of 2007.

The estimated annual effective tax rate of 51.3% for 2008 is 16.3% higher than the United States federal statutory rate predominantly due to the Company’s estimate of state income taxes, net of state research and development tax credits, and our inability to currently deduct for federal income tax purposes the expense associated with certain equity incentive awards that are expensed for financial statement purposes.

On September 23, 2008, the State of California passed tax legislation that, among other things, places a moratorium on the use of net operating loss carryforwards and limited the use of certain tax credits to reduce state income tax liability in 2008 and 2009. In October 2008, the United States Congress passed tax legislation that, among other things, extended the federal research and development tax credit to December 31, 2009. We presently expect that this legislation will impact our federal and state income tax liability in 2008 and 2009.

Net income (loss). For the three months ended September 30, 2008, we reported net loss of $1.0 million, as compared to net income of $9.2 million for the same period in 2007. The decrease in net income was primarily due to the decrease in revenue; the increase in operating expense; the decrease in interest income, net; and the decrease in other income (expense) as discussed above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue. Revenue for the nine months ended September 30, 2008 was $255.9 million compared to $311.9 million for the same period in 2007. The overall decline in revenue was primarily attributable to a decrease in sales for our EV-DO products, partially offset by an increase in our High Speed Packet Access, or HSPA, products. The decrease in EV-DO product sales for the nine months ended September 30, 2008 compared to the same period in 2007 was approximately $83.6 million. The increase in our HSPA product sales for the nine months ended September 30, 2008 compared to the same period in 2007 was approximately $27.4 million. The mix of revenue by technology is expected to continue to depend primarily upon, among other things, the geographic region of our sales and demand by our customers.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2008 was $194.8 million, or 76.1% of revenue, as compared to $216.3 million or 69.3% of revenue for the same period in 2007. The increase in cost of revenue as a percentage of revenue was primarily related to the rate of decrease in the average per unit selling prices for products exceeding the rate of decrease in the average per unit cost of revenues. Cost of revenue for the nine months ended September 30, 2008 was negatively impacted by a $4.5 million lower of cost or market inventory adjustment primarily related to changing market demand for the Company’s ExpressCard products. Cost of revenue for the nine months ended September 30, 2008 included share-based compensation expense of approximately $433,000, compared to approximately $515,000 for the same period in 2007. Cost of revenues as a percentage of revenues are expected to fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

Gross margin. Gross margin for the nine months ended September 30, 2008 was $61.1 million or 23.9% of revenue compared to $95.6 million or 30.7% of revenue for the same period in 2007. The decrease was primarily attributable to the changes in revenue and cost of revenue as discussed above.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2008 were $27.6 million or 10.8% of revenues compared to $28.6 million or 9.2% of revenue for the same period in 2007. The dollar decrease was primarily attributable to a decrease in outside services costs of $2.4 million, and a decrease in equipment and supplies expense of approximately $590,000, offset by an increase in salary and related expenses of approximately $2.4 million. Research and development expenses for the nine months ended September 30, 2008 and 2007 included share-based compensation expense of approximately $1.6 million and $1.8 million, respectively. Research and development expenses as a percentage of revenue are expected to fluctuate in future quarters depending on the amount of revenue recognized, and potential variation in the costs associated with the development of the Company’s products, including the number and complexity of the products under development and the progress of the development activities with respect to those products.

Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2008 were $14.7 million or 5.8% of revenue compared to approximately $15.6 million or 5.0% of revenue for the same period in 2007. Sales and marketing expenses for the nine months ended September 30, 2008 included share-based compensation expense of approximately $733,000, compared to approximately $1.4 million for the same period in 2007.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2008 were $18.2 million or 7.1% of revenue compared to $12.5 million or 4.0% of revenue for the same period in 2007. During the first nine months of 2008, the Company incurred $3.9 million in professional fees and expenses related the Company’s Audit Committee review of the Company’s revenue cut-off procedures, internal controls and accounting related to certain customer contracts. The Company had an increase in bad debt expense of approximately $1.0 million, an increase in salary and related expenses of approximately $690,000 and an increase in building and utility expenses of approximately $780,000 related to additional leased office space. General and administrative expenses for the nine months ended September 30, 2008 included share-based compensation expense of approximately $2.1 million, compared to approximately $2.9 million for the same period in 2007.

Interest income, net. Interest income, net, for the nine months ended September 30, 2008 was $3.5 million as compared to $4.0 million for the same period in 2007. Although the Company’s average cash and marketable securities balance has increased period over period, average yields have decreased.

Other income (expense), net. Other income (expense), net, for the nine months ended September 30, 2008 was $138,000 in net expense as compared to $510,000 in income for the same period in 2007. The decrease was primarily due to foreign exchange losses on our Euro-denominated receivable and cash balances, net of gains on Euro-denominated foreign exchange forward contracts.

Income tax expense. Income tax expense, including discrete items, was approximately $2.2 million or 55.7% of income before taxes for the nine months ended September 30, 2008 compared to $16.2 million or 37.3% of income before taxes for the same period in 2007. For the nine months ended September 30, 2008, the Company included $395,000 of interest expense related to uncertain tax positions in its consolidated statement of operations.

The Company currently estimates its annual effective income tax rate, not including discrete items, to be approximately 51.3% for 2008, compared to 34.9% in 2007. The estimated annual effective income tax rate for 2008 is higher than 2007 due to the expiration of the federal research and development tax credit on December 31, 2007, our inability to currently deduct for federal income tax purposes the expense associated with certain equity incentive awards that were expensed for financial statement purposes, and the impact in 2007 of a release of the Company’s valuation allowance for its deferred tax assets related to its Canadian subsidiary.

The 37.4% effective income tax rate, not including discrete items, recorded during the first nine months of 2007 was higher than the 34.9% recorded during 2007 predominantly due to the impact of the release of the Company’s valuation allowance for its deferred tax assets relating to its Canadian subsidiary during the fourth quarter of 2007.

The estimated annual effective tax rate of 51.3% for 2008 is 16.3% higher than the United States federal statutory rate predominantly due to the Company’s estimate of state income taxes, net of state research and development tax credits, and our inability to currently deduct for federal income tax purposes the expense associated with certain equity incentive awards that are expensed for financial statement purposes.

On September 23, 2008, the State of California passed tax legislation that, among other things, places a moratorium on the use of net operating loss carryforwards and limited the use of certain tax credits to reduce state income tax liability in 2008 and 2009. In October 2008, the United States Congress passed tax legislation that, among other things, extends the federal research and development tax credit to December 31, 2009. We presently expect that this legislation will impact our federal and state income tax liability in 2008 and 2009.

Net income. For the nine months ended September 30, 2008, we reported net income of $1.7 million, as compared to net income of $27.3 million for the same period in 2007. The decrease in net income was primarily due to the decrease in revenue and increase in operating expense as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations. We do not currently have a revolving credit facility or similar loan agreement. As of September 30, 2008, we had working capital of $178.0 million and approximately $143.5 million in cash and cash equivalents, and both short-term and long-term marketable securities, which is a decrease of approximately $9.5 million from $153.0 million at December 31, 2007. The decrease primarily related to the Company’s repurchase of $25 million of our common stock during the first nine months of 2008 pursuant to a stock repurchase program approved by our Board of Directors in March 2008 providing for the repurchase of up to $25 million of the Company’s common stock on the open market through September 5, 2008 (the “Repurchase Program). During the third quarter of 2008, we repurchased an additional $4.6 million of our common stock, completing the Repurchase Program in the third quarter of 2008.

We will continue to have cash requirements to support working capital needs. We intend to use cash and investments on hand, and cash generated from operations to meet these requirements. We believe that our existing cash and investment balances, and cash from operations will be adequate to meet our normal cash requirements over the next twelve months.

Historical Cash Flows

Operating Activities. Net cash provided by operating activities was approximately $22.8 million for the nine months ended September 30, 2008 compared to net cash provided by operating activities of $17.4 million for the same period in 2007. The increase in operating cash flows was primarily due to a net increase provided by changes to our working capital balances, primarily accounts receivable, and by a lower impact of excess tax benefits from equity based awards, offset by lower net income in the first nine months of 2008 as compared to the same period in 2007.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2008 was approximately $3.4 million compared to net cash used in investing activities of approximately $27.2 million during the same period in 2007. Net cash used in investing activities in 2008 was primarily due to acquisition of property and equipment, offset by net redemptions in our marketable securities balances. Net cash used in investing activities in 2007 was primarily due to purchases of property and equipment to establish production capacity at a second contract manufacturer of the Company’s products, and net purchases of securities.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2008 was approximately $24.6 million, compared to $41.5 million provided by financing activities during the same period in 2007. Net cash used in financing activities in 2008 was primarily due to the Company’s repurchase of $25 million of its outstanding common stock on the open market pursuant to the Repurchase Program. During the nine months ended September 30, 2008, the Company repurchased a total of 2,435,853 shares of its outstanding common stock for $25 million under the Repurchase Program. Proceeds from the exercise of stock options and employee stock purchase plans, including related excess tax benefits, were lower for the first nine months of 2008 as compared to 2007 due to less stock option exercise activity. Net cash provided by financing activities in the first nine months of 2007 was primarily due to proceeds received from the exercise of stock options and the related excess tax benefits.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at September 30, 2008, and the effect such obligations could have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$709	$2,840	$2,886	$628	$410	$—	$7,473
Capital leases	66	220	114	114	47	—	561
Committed purchase orders	72,939	—	—	—	—	—	72,939

Total contractual obligations	$73,714	$3,060	$3,000	$742	$457	$—	$80,973

Our liability for uncertain tax benefits, including interest, as of September 30, 2008 was approximately $18.9 million. Our tax liability for uncertain tax benefits is not included in our table of contractual obligations and commercial commitments. We do not believe that we will pay such amount within one year from September 30, 2008; however, we cannot reasonably estimate the timing of future payments with respect to this liability.

Other Liquidity Needs

As previously announced, during the second quarter of 2008, the Company’s Audit Committee initiated a review of the Company’s revenue cut-off procedures, internal controls and accounting related to certain customer contracts. The Company announced the completion of the Audit Committee review on September 17, 2008. In the quarter ended September 30, 2008, the Company incurred professional fees and expenses related to the review of $1.3 million, pre tax. The Company expects to incur professional fees and expenses to defend the litigation filed against the Company, which litigation is discussed in Item 1 under Part II of this Report. These costs cannot be estimated at this time.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure to changes in interest rates in our investment portfolio. At September 30, 2008, we had $143.5 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $79.1 million of our cash and cash equivalents at September 30, 2008, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase the remaining $64.4 million of our investments by approximately $176,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of operations until the investment is sold or until the reduction in fair value is determined to be other than temporary.

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

We maintain cash, cash equivalents, and marketable securities with institutions in amounts that, if credit insurance is available, may exceed depository or investment insurance coverage available for such balances. As a result, the Company is subject to market valuation risk and counterparty risk that exposes it to losses should significant changes occur. The recent global credit crisis has exacerbated the credit risk associated with certain financial instruments, predominantly those instruments issued by certain financial institutions. The Company currently believes that its exposure to these issuers, through its investment in individual securities, is not significant. However, the Company maintains investments in certain money market funds that have positions in financial instruments of impacted financial institutions. The Company’s money market investments were approximately $62.2 million at September 30, 2008. These money market funds attempt to maintain a net asset value (NAV) of $1 per unit of investment. Should the underlying investments held by these money market value funds suffer significant losses to market value due to interest rate changes or perceived counterparty risk, the NAV of these money market funds may suffer declines below the targeted $1 NAV. The Company holds money market funds that target a balance of investment return and preservation of invested capital through diversified holdings. As such, the Company does not believe it currently has significant exposure to NAV declines for its money market holdings.

Foreign Currency Exchange Rate Risk

The Company generates significant Euro-denominated revenues, with resulting Euro-denominated accounts receivable, from sales to customers that are members of the European Union. During the nine months ended September 30, 2008, Euro-denominated revenue was approximately $62.1 million. Our Company purchases products, and incurs trade liabilities, from our contract manufacturers under contracts based in U.S. Dollars. As a result, we lack significant Euro-denominated purchases and trade liabilities to offset our exposure to Euro denominated sales activity and accounts receivable. We are therefore subject to market risk arising from changes in foreign currency exchange rates, principally change in the value of the Euro versus the U.S. Dollar. As a result, changes in Euro to U.S. Dollar foreign currency exchange rates may have a significant impact on the Company’s operating results. To mitigate this risk, we enter into foreign exchange contracts, principally forward currency foreign exchange contracts. These forward currency foreign exchange contracts cover a portion, generally 60% to 80%, of the Company’s Euro-based financial assets.

At September 30, 2008, we had approximately $27.0 million (€18.7 million) of Euro-denominated financial assets, as compared to $21.2 million (€14 million) in forward currency foreign exchange contracts with expiration dates of 100 days or less. At September 30, 2008, we recorded an unrealized gain of approximately $1.4 million on our outstanding forward contracts. In addition, at September 30, 2008, we recorded approximately $438,000 in unrealized foreign currency losses related to our outstanding Euro-denominated accounts receivable balances. Both the unrealized gain on the outstanding forward contracts and the unrealized losses on outstanding Euro-denominated receivables were recorded in other income and expense in our consolidated statement of operations.

Assuming a translation of our Euro-denominated revenue for the nine months ended September 30, 2008 at an average Euro-to-U.S. Dollar exchange rate of $1.5265 and a uniform ten percent strengthening or weakening of this exchange rate, we estimate that income before income taxes for the nine months ended September 30, 2008 would increase or decrease by approximately $6.2 million. This analysis does not give effect to any forward currency foreign exchange contracts that may be used to hedge foreign currency risk.

Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on fluctuations in interest and foreign currency exchange rates and our actual exposure and hedging transactions.

Revenues generated outside the United States, including European Union and other countries, as a percentage of total revenues, were approximately 37% for the nine months ended September 30, 2008 and 23% for the same period in 2007. The Company’s revenues generated by sales to non-European Union countries are typically denominated in U.S Dollars. Competitive conditions in the markets in which we operate may limit our ability to increase prices in the event of adverse changes in currency exchange rates. Sales of these products are affected by the value of the U.S. Dollar relative to other currencies, and in particular, the Euro. Any long-term strengthening of the U.S. dollar could depress the demand for these U.S. manufactured products, reduce sales, or cause the Company to reduce per unit selling prices.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, the end of the period covered by this Report.

During the quarter ended June 30, 2008, our audit committee initiated a review of our revenue cutoff procedures, internal control and accounting related to certain customer contracts. As previously announced on August 19, 2008, as a result of the accounting review, our results for the quarter ended June 30, 2008 included $3.4 million of revenues that were previously disclosed as part of the Company’s results for the quarter ended March 31, 2008 announced in a press release on May 1, 2008. Subsequent to the Company’s announcement on September 17, 2008 that the accounting review had been completed, our principal executive officer and our principal financial and accounting officer concluded that there were several control deficiencies in our internal control over financial reporting that in the aggregate constituted a material weakness. As a result, our disclosure controls and procedures were not effective as of September 30, 2008.

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

Changes in Internal Control Over Financial Reporting. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In that regard, during the quarter ended September 30, 2008, we continued to implement the remedial measures described above, including implementing a written policy regarding revenue recognition related to sales of vendor-managed inventory and automating the process by which the sales organization submits reports that identify non-standard or modified sales transactions. Other than as described above, during the quarter ended September 30, 2008, there have not been any changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to September 30, 2008 we continued the remediation described above.

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

Our management is responsible for maintaining disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 and identified a material weakness in our internal control over financial reporting related to revenue recognition cutoff in non-standard and modified sales transactions. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2008.

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

On October 14, 2008, we notified the Panel that we would not be able to file our Form 10-Q for the period ended March 31, 2008 with the SEC by October 17, 2008. We also requested that the Panel grant us an extension to file our Form 10-Q for the period ended March 31, 2008 and our Form 10-Q for the period ended June 30, 2008. The Panel subsequently granted the extension. Pursuant to the extension, our common stock will continue to be listed on the Nasdaq Global Select Market provided that we file our Form 10-Q for the period ended March 31, 2008 with the SEC by November 17, 2008, and our Form 10-Q for the period ended June 30, 2008 with the SEC by December 1, 2008. We filed our Forms 10-Q for the periods ended March 31, 2008 and June 30, 2008 on November 10, 2008.

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

As of September 30, 2008, we held cash equivalents and marketable securities aggregating $126.5 million, consisting of $62.2 million of money market funds and $64.3 million of asset-backed securities, commercial paper, corporate debentures and bonds, and government agency obligations. Continuation or a worsening of the current global credit crisis could cause the securities in our investment portfolio to decline in value or affect the liquidity of these investments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchases of its common stock, par value $0.001, during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (in Thousands)
July 2008	383,075	$10.46	2,371,158	$622,000
August 2008	64,695	$9.61	2,435,853	$—
September 2008	—	$—	—	$—

Totals	447,770	$10.34

On March 6, 2008, the Company announced that its Board of Directors approved a stock repurchase program (the “Repurchase Program”) providing for the repurchase of up to $25 million of the Company’s common stock on the open market through September 5, 2008. The Repurchase Program did not require the Company to repurchase any specific number of shares. During the three months ended September 30, 2008, the Company repurchased a total of 447,770 shares of its outstanding common stock for $4.6 million under the Repurchase Program. The Company currently holds these repurchased shares as treasury stock. As of September 30, 2008, the Company had completed the Repurchase Program. See “Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

Novatel Wireless, Inc.

Date: November 17, 2008	By:	/s/ Peter Leparulo
Peter Leparulo
Executive Chairman and Chief Executive Officer
(principal executive officer)

	By:	/s/ Kenneth Leddon
Kenneth Leddon
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)