Form 10-K
period 2008-12-31
NOVATEL WIRELESS INC
filed 2009-03-16
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on June 30, 2008, as reported by The Nasdaq Global Select Market, was approximately $340,721,521. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. The Registrant does not have any non-voting stock issued or outstanding.

The number of shares of the Registrant’s common stock outstanding as of March 15th, 2009 was 30,401,935.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

i

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include the following:

•	the impact of uncertain global economic conditions on the demand for our products;

•	our ability to compete in the market for wireless broadband data access products;

•	our ability to introduce and sell new products that comply with evolving industry standards, including 3G standards;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	demand for broadband wireless access to enterprise networks and the Internet;

•	the outcome of pending or future litigation, including the current class action securities litigation and intellectual property litigation;

•	the impact of the current global credit crisis on the value and liquidity of the securities in our investment portfolio;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to manufacture our products;

•	our ability to accurately forecast customer demand and order sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development of our products;

•	risks associated with doing business abroad, including foreign currency risks;

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business; and

•	our ability to timely comply with public reporting obligations and maintain the listing of our common stock on The Nasdaq Global Select Market.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

Trademarks

“Novatel Wireless,” the Novatel Wireless logo, “MiFi,” “Merlin,” “MobiLink,” “Expedite,” “Ovation,” “Conversa,” “TotalMobileInternet,” and “NovaSpeed” are trademarks of Novatel Wireless, Inc. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

ii

PART I

Item 1.	Business

Overview

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products includes third generation, or 3G, wireless PC card and ExpressCard modems, embedded modems, USB modems and other fixed-mobile convergence, or FMC, solutions and communications software for wireless network operators, infrastructure providers, distributors, original equipment manufacturers, or OEMs, and vertical markets worldwide. Through the integration of our hardware and software, our products are designed to operate on a majority of the world’s wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. We also offer software engineering, integration and design services to our customers to facilitate the use of our products.

Our global customer base is comprised of wireless operators, laptop PC and other OEMs, distributors and various companies in other vertical markets. Our current customer base includes wireless operators and other wireless market participants such as Orange, Sprint PCS, Telefonica, Verizon Wireless, Vodafone and OEM partners such as Dell, Foxconn, Panasonic, Sony, and Toshiba. We have strategic technology, development and marketing relationships with several of these customers.

For the years ended December 31, 2008, 2007 and 2006, revenue recognized from sales of our products was $321.0 million, $429.9 million, and $218.0 million, respectively.

We were incorporated in 1996 under the laws of the State of Delaware.

Our Strategy

Our objective is to be the leading provider of broadband multimedia solutions for the worldwide mobile communications market. The key elements of our strategy are to:

•

Broaden our Product Offerings. We intend to diversify and continue to broaden our product line in the following areas: wireless PC Card and ExpressCard modems, embedded modems, Fixed-Mobile Convergence solutions, and software services and solutions.

•

Expand Our 3G Wireless PC Card and ExpressCard Modem Offerings Worldwide. We intend to continue expanding our portfolio of 3G wireless PC Card and ExpressCard modem products with leading wireless operators worldwide. We have introduced fourteen 3G products, including EV-DO, HSDPA and HSUPA products and plan to continue to introduce new products aimed at the next generation technologies.

•

Lead the Embedded Market. From the beginning of 2005 to the end of 2008, we received design wins from six leading laptop manufacturers and additional mass market device manufacturers to embed our 3G products into their product lines. These wins include Dell and Toshiba, two of the world’s largest laptop PC manufacturers. In addition, during that period we also received several upgrade orders from existing key customers for our next-generation 3G products. In the future, we will continue to pursue additional opportunities with current OEM partners and with other leading OEM partners as we look to achieve the largest market share of the embedded market. For some of our OEM partners, we build to order. For others, our technology is embedded in specific wireless SKUs or into product lines. Most of our OEM customers are addressing world-wide markets and are shipping our EV-DO, HSDPA and HSUPA products.

•

Capitalize on Our Direct Relationships with Wireless Operators. We intend to continue to capitalize on our direct relationships with wireless operators in order to increase our worldwide market position. In the United States and internationally, we are working closely with wireless operators of EV-DO, UMTS HSDPA and HSUPA wireless networks.

•

Leverage Strategic Relationships with Wireless Industry Leaders. We believe that strategic relationships with wireless and mobile computing industry leaders are critical to our ability to leverage sales opportunities and ensure that our technology investments address customer needs. Through strategic relationships, we believe that we can increase market penetration and differentiate our products by accessing the resources of others, including access to distribution resources, and dedicated sales and marketing resources and addressing new market opportunities through innovation with our selected partners. We intend to continue the development and leverage of strategic relationships in our target market.

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

•

High Speed Uplink Packet Access, or HSUPA, is another release to the evolving 3G standards. HSUPA employs an extremely efficient procedure for sending data on the uplink channel. The theoretical speed for data on the uplink is 5.76 Mbps and the downlink will achieve HSDPA theoretical speeds of up to 14.4 Mbps.

•

Enhanced Data Rates for Global Evolution, or EDGE, defines signal modulation schemes that will permit much higher data rates to be achieved in GSM and TDMA networks. Rates up to 384 Kbps are expected which will enable the delivery of multimedia and other broadband applications to mobile phone and computer users.

The following table sets forth our current principal product lines and applications:

Product	Applications

Wireless PC Card and ExpressCard Modems

• Merlin Wireless PC cards and ExpressCards for CDMA 1xEV-DO Rev A	• Laptop PCs and other platforms supporting PCMCIA and ExpressCard/34/54 interfaces

• Merlin Wireless ExpressCards for CDMA 1xEV-DO Rev A, HSDPA and HSUPA

Embedded PCI Express Mini Card Modems

• Expedite PCI Express Mini Card for HSUPA and CDMA 1xEV-DO Rev A	• Laptops and wireless devices requiring an integrated solution

Fixed-Mobile Convergence Solutions

• Ovation USB modems for CDMA 1xEV-DO Rev A, EDGE and HSUPA	• Laptop PCs and other platforms supporting USB interfaces

Merlin Wireless PC Card and ExpressCard Modems

Our Merlin Wireless PC Card and ExpressCard modems provide mobile subscribers with secure and convenient high-speed wireless access to data including corporate, public and personal information through the Internet and enterprise networks. Each of our Merlin Wireless PC Card and ExpressCard modems connects to standard laptop PCs and other products employing PCMCIA or ExpressCard/34/54 interfaces, respectively. All of our modems utilize modem manager software and are compatible with a range of devices including laptop PCs, PDAs, mobile phones, as well as operating systems including Microsoft Windows 98, 2000, Millennium Edition, XP, Vista and Pocket PC. The following is a representative selection of our current Merlin Wireless PC Card and ExpressCard modems:

•

The Merlin PC720 is a dual band (800/1900 MHz) wireless ExpressCard modem designed to provide mobile broadband connections up to 3.1 Mbps on CDMA 1xEV-DO Rev A networks in North America and is backward compatible to legacy CDMA networks. The Merlin PC720 incorporates an external flip antenna, maximizing data speed performance and allowing for stronger network signal reception.

•

The Merlin XV620 ExpressCard with 3G EV-DO wireless technology, enables mobile broadband connections up to 2.4 Mbps and is backward compatible to legacy CDMA networks. The Merlin XV620 incorporates an advanced dual band diversity design which enhances performance by maximizing data throughput with a convenient External Antenna Connector.

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

Expedite Embedded PCI Express Mini Card Modems for OEMs

Our Expedite Embedded PCI Express Mini Card modems are a form factor specification designed for easy integration into multiple laptop platforms and other wireless devices. Each Expedite Embedded PCI Express Mini Card modem enables wireless high-speed streaming video and audio, secure access to emails with large attachments and other corporate information stored behind firewalls providing reliable connectivity, maximum data throughput and efficient management of device power consumption. The following is a representative selection of our current Expedite Embedded PCI Express Mini Card modems:

•	The Expedite E760 PCI Express Mini Card includes receiver diversity on 800 and 1900 MHz band CDMA2000 1xEV-DO and CDMA2000 1X networks.

•	The Expedite EU850D PCI Express Mini Card with an integrated SIM holder, offers high performance to the user and operates globally on 850, 1900, and 2100 MHz bands on HSDPA and UMTS networks.

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

•

The Expedite EU870D is optimized for Europe and offers diversity, equalizer and operates globally on 850, 1900 and 2100 MHz bands on HSDPA and UMTS networks. The Expedite EU870D transmits wireless data at speeds up to 3.6 Mbps on the downlink and up to 384 Kbps on the uplink on HSDPA/UMTS networks.

Fixed-Mobile Convergence Solutions

Our Ovation USB product line provides wireless connectivity interchangeably to both desktop and other fixed computing devices and to laptop PCs and other portable computing devices. The following is a representative selection of our current Ovation products:

•

The Ovation MC760 Mircro USB Modem, is a micro-sized broadband Internet device with high-capacity removable memory storage. The integrated microSD slot of the MC760 provides flexible portable storage options without hindering Internet connection performance. The MC760 operates on EV-DO Rev A networks.

•

The Ovation MC990D is a 2-in-1 mobile broadband USB modem with microSDHC (high capacity) removable memory, optimized for Europe and North America, with download rates of 7.2 Mbps and upload speeds of up to 5.7 Mbps. The MC990D operates on the HSDPA, and EDGE networks.

•	The Ovation MC930D operates on HSDPA/HSUPA (2100MHz) and EDGE networks with download rates of 7.2 Mbps and upload speeds of up to 2.1 Mbps.

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

Customers

Our end-customer base is comprised of wireless operators, OEMs, distributors and various companies in other vertical markets. Our current customer base includes wireless operators and other wireless market participants including Orange, Sprint PCS, Telefonica, Verizon Wireless, Vodafone and OEM partners such as Dell, Foxconn, Panasonic, Sony, and Toshiba. We have strategic technology, development and marketing relationships with several of these customers.

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

•

OEMs. Our OEM customers integrate our products into devices that they manufacture and sell through their own direct sales forces and indirect distribution channels. Our products are capable of being integrated into a broad range of devices, including laptop PCs, PDAs, M2M devices, and vehicle location devices. We seek to build strong relationships with our OEM partners by working closely with them and providing radio frequency, or RF, design consulting, performance optimization, software integration and customization and application engineering support during the integration of our products.

Strategic Relationships

We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Alcatel-Lucent, Dell, QUALCOMM, Sony, Sprint PCS, Verizon Wireless, Vodafone, and Telefonica and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Our strategic relationships include technology and marketing relationships with wireless operators, OEM partners that integrate our products into other devices, distributors and leading hardware and software technology providers.

Sales and Marketing

We sell our wireless broadband solutions primarily to wireless operators either directly or through strategic relationships, as well as to OEM partners and distributors located worldwide. Most of our sales to wireless operators and OEM partners are sold directly by our sales force. To a lesser degree, we also use an indirect sales distribution model through the use of select distributors. A significant portion of our revenues comes from a small number of customers. Our revenues from sales to Verizon Wireless, Dell, Telefonica, and Sprint PCS represented approximately 26.2%, 16.1%, 15.4% and 12.6%, respectively, of our total revenues for the year ended December 31, 2008.

In order to maintain strong sales relationships, we provide co-marketing, trade show support, product training and demo units for merchandising. We are also engaged in a wide variety of activities, such as awareness and lead generation programs as well as product marketing. Other marketing initiatives include public relations, seminars, and co-branding with partners.

We are continuing to drive widespread adoption of our products through increased global marketing activities and distribution networks and continued leverage of our strategic relationships with wireless industry leaders.

We have operations in the United States, Canada, Europe and Asia. The book values of our assets in the United States, Canada, Europe and Asia as of December 31, 2008 were $253.5 million, $6.3 million, $892,000 and $59,000, respectively. As of December 31, 2007, the book values of our assets in the United States, Canada and Europe were $288.8 million, $6.3 million and $1.5 million, respectively.

For the years ended December 31, 2008, 2007 and 2006, approximately 36%, 25% and 37%, respectively, of our revenue was derived from international customers. See Note 9 to our Consolidated Financial Statements for further explanation of our revenue based on geography. In future periods, we expect international sales to continue to be an important part of our total revenue.

Product Research and Development

Our product development efforts are focused on developing innovative wireless broadband access solutions to address opportunities presented by next generation wireless networks and improving the functionality, design and performance of our products. Our research and development expenses for the years ended December 31, 2008, 2007 and 2006 were $34.7 million, $37.6 million and $31.3 million, respectively. In addition, costs recovered from vendor-funded development contracts for the year ended December 31, 2008 were $1.7 million. There were no costs recovered for the years ended December 31, 2007 and 2006.

We intend to continue to identify and respond to our customers’ needs by introducing new product designs with an emphasis on supporting cutting edge WAN technology, ease-of-use, performance, weight, cost and power consumption.

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

•

Firmware Development. We have specialized in integrating 3G (HSDPA/HSUPA and 1xEV-DO) protocol stacks and customizing the firmware to meet carrier and regulatory requirements. We supply end-to-end WAN modem solutions to our customers including the modem hardware, the customized firmware that runs on the 3G processor and the modem manager application that controls the modem operation.

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

We outsource our manufacturing in an effort to:

•	focus on our core competencies of design, development, and marketing;

•	minimize our capital expenditures and lease obligations;

•	realize manufacturing economies of scale;

•	achieve production scalability by adjusting manufacturing volumes to meet changes in demand; and

•	access best-in-class manufacturing resources.

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

Our operations organization manages our relationships with LG Innotek, IAC and Mobiltron as well as other key suppliers. Our operations team focuses on supply chain management, quality, cost optimization, customer order management and new product introduction.

Intellectual Property

Our wireless broadband access solutions rely on and benefit from our portfolio of intellectual property. We currently own 31 United States patents, two of which are also registered in Canada. In addition, we currently have 46 patent applications pending. From time to time we also seek to have our patents registered in selected foreign jurisdictions. The patents that we currently own expire at various times between 2009 and 2016.

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

We also hold a number of trademarks including Merlin, Expedite, MobiLink, Ovation, and Conversa, each with its accompanying designs, as well as the Novatel Wireless name and logo.

Backlog

We do not believe that backlog is currently a meaningful indicator of our future business prospects due to the many variables, some of which are outside of our control, which could cause the actual volume of our product shipments to differ from those that comprise our backlog, and our dependency on evolving wireless network standards. Additionally, we often have short lead times between receipt of customer purchase orders and shipment of products. Therefore, we do not believe that backlog information is relevant to an understanding of our overall business.

Competition

The market for wireless broadband access solutions is rapidly evolving and increasingly highly competitive. It is likely to continue to be significantly affected by the evolution of new wireless technology standards, new product introductions and the product pricing and other market activities of industry participants. We believe the principal competitive factors impacting the market for our products are price, form factor, time-to-market, features and functionality, performance, quality, and brand. To maintain and improve our competitive position, we must continue to develop new products and solutions, expand our customer base, grow our distribution network and leverage our strategic relationships.

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

We believe that we have advantages over each of our primary competitors due in varying measure to the technical and engineering design of our products, the broad range of solutions that we offer, the ease-of-use of our products, our ability to adapt our products to specific customer needs and our competitive pricing. As the market for wireless broadband access solutions expands, other entrants may seek to compete with us either directly or indirectly.

Employees

As of December 31, 2008, we had 307 employees, including 153 in research and development, 64 in sales and marketing, 47 in operations, and 43 in general and administrative functions. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.

Website Access to SEC Filings

We maintain an Internet website at www.novatelwireless.com. The information contained on our website or that can be accessed through our website does not constitute a part of this report. We make available, free of charge, through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Item 1A.	Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this report and in the documents incorporated by reference herein and therein. The risks and uncertainties described below are those that we currently deem to be material, and do not represent all of the risks that we face. Additional risks and uncertainties not presently known to us or that we currently do not consider material may in the future become material and impair our business operations. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. You should also refer to the other information contained in this Form 10-K, including our financial statements and the related notes.

The continuing global financial crisis and current uncertainty in global economic conditions could have a material adverse effect on our results of operations and financial condition.

The global financial crisis experienced worldwide during 2008 is continuing in 2009, and the impact of this crisis on the U.S. and foreign economies appears to be worsening. As a result, we have experienced a contraction in the demand for our products, which has adversely impacted our results of operations. Although the U.S. and other governments have taken various actions in an attempt to stabilize the financial markets, it is unclear whether those actions will be effective. The volatility and illiquidity of financial and credit markets and the resulting negative economic impact could continue, and it is possible that the conditions may be prolonged. If this occurs, demand for our products may continue to contract, which could have a material adverse effect on our results of operations and financial condition.

Additionally, there could be a number of related effects on our business resulting from these economic conditions, including the potential insolvency of one or more of our suppliers resulting in product delays, potential customer insolvencies, an inability on the part of our customers to obtain credit to finance purchases of our products and reduced demand by the ultimate end-users of our products.

Although we continue to monitor market conditions, we cannot predict future market conditions or their impact on demand for our products.

The market for wireless broadband data access products is rapidly evolving and highly competitive. We may be unable to compete effectively.

The market for wireless broadband data access products is rapidly evolving and highly competitive. We expect competition to continue to increase and intensify. Many of our competitors or potential competitors have significantly greater financial, technical, operational and marketing resources than we do. These competitors, for example, may be able to respond more rapidly or more effectively than we can to new or emerging technologies, changes in customer requirements, supplier related developments, or a shift in the business landscape. They also may devote greater or more effective resources than we do to the development, promotion, sale, and post-sale support of their respective products and services.

Many of our current and potential competitors have more extensive customer bases and broader customer, supplier and other industry relationships that they can leverage to establish competitive dealings with many of our current and potential customers. Some of these companies also have more established and larger customer support organizations than we do. In addition, these companies may adopt more aggressive pricing policies or offer more attractive terms to customers than they currently do or than we are able to, may bundle their competitive products with broader product offerings and may introduce new products and enhancements. Current and potential competitors might merge or otherwise establish cooperative relationships among themselves or with third parties to enhance their products or market position. As a result, it is possible that new competitors or new or otherwise enhanced relationships among existing competitors may emerge and rapidly acquire significant market share to the detriment of our business.

Our wireless communications products currently compete with a variety of devices, including other wireless modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current and potential competitors include:

•	wireless data modem providers, such as Huawei, Option International, Sierra Wireless, Kyocera, Pantech, and Sony-Ericsson; and

•	wireless handset providers, such as Motorola, Nokia, Siemens, and Sony-Ericsson.

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

The development of new wireless data products requires technological innovation and can be difficult, lengthy and costly. In addition, wireless operators require that wireless data systems deployed on their networks comply with their own technical and product performance standards, which may differ from the standards our products are required to meet for other operators. This increases the complexity of the product development and customer approval process. In addition, as we introduce new products or new versions of our existing products, our current customers may not require or desire the technological innovations of these products and may not purchase them or might purchase them in smaller quantities than we had expected.

Further, as part of our strategy, we enter into contracts with some customers pursuant to which we develop products for later sale to that customer. Our ability to generate future revenue and operating income under any such contracts depends upon, among other factors, our ability to timely develop products that are suitable for manufacturing in a cost effective manner and that meet defined product design, technical and performance specifications. Our ability to maximize the benefits of these contracts is subject to the following risks:

•

We have priced the products to be sold under these contracts based on our estimated development, production, and warranty costs. If these or other related development, production or support costs are actually higher than our estimated costs, our gross margins and operating margins on the corresponding products sold will be less than anticipated.

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

•

If we fail to deliver in a timely manner a product that is suitable for manufacture in a cost effective manner or if a customer determines that a prototype product we delivered does not meet the agreed-upon specifications, we may be unable to commercially launch the product, we may have to reduce the price we charge for such product if it launches, or we may be required to pay damages to the customer. These circumstances may also result in excess or obsolete inventory charges that may materially impact our financial results.

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

We expect to continue to depend upon only a small number of our customers for a substantial portion of our revenues. Our business could be negatively affected by an adverse change in our dealings with these customers.

A significant portion of our revenue comes from a small number of customers. Our top ten customers on the basis of revenue generated for the years ended December 31, 2008 and 2007 accounted for an aggregate of approximately 88.9% and 89.2% of our revenue, respectively. Similarly, our revenue could be adversely affected if we are unable to retain the level of business of any of our significant customers or if we are unable to diversify our customer base. We expect that a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future and any impairment of our relationship with these customers could adversely affect our business.

In addition, a majority of our current customers purchase our products pursuant to contracts that do not require them to purchase any specific minimum quantity of units other than the number of units ordered on a separate purchase order. These customers have no contractual obligation to continue to purchase our products and if they do not continue to make purchases consistent with their historical purchase levels, our revenue would decline if we are unable to increase sales from other existing or new customers.

In light of the limited number of leading wireless operators and OEMs that form our primary customer base, many of whom are already customers, it would be difficult to replace lost revenue resulting from the loss of any significant existing customer or from a material reduction in the volume of business we conduct with any significant existing customer. Consolidation among our customers may further concentrate our business to a limited number of customers and expose us to increased risks relating to dependence on a limited number of customers, which dependence could adversely affect our operating results.

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

The markets for broadband wireless access solutions are rapidly evolving, both technologically and competitively, and the successful sale of related products and services depends in part on the strength of the demand for wireless access to both enterprise networks and the Internet. At times, market demand for both wireless products and wireless access services for the transmission of data developed at a slower rate than we had anticipated and as a result our product sales did not generate sufficient revenue to cover our corresponding operating costs. The failure of these markets to continue to grow at the rate that we currently anticipate may adversely impact the growth in the demand for our products and our concomitant rate of growth, and as a result, our business, financial condition and results of operations may be harmed.

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

If we do not properly manage the development of our business, we may experience significant strains on our management and operations and disruptions in our business.

Various risks arise when companies and industries quickly evolve. If our business or industry develops more quickly than our ability to respond, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development, certification or production delays as we seek to meet increased demand for our products or unanticipated product requirements. Our failure to properly manage the developments that we or our industry might experience could negatively impact our ability to execute on our operating plan then in effect and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

We currently rely on third parties to manufacture our products, which exposes us to a number of risks and uncertainties outside our control.

We currently outsource our manufacturing to LG Innotek and Inventec Appliances Corporation. In addition, commencing in the first quarter of 2009, we anticipate purchasing and re-selling certain embedded modules manufactured by Foxconn. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or rejected or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenues and our competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of our products may be harmed. None of our third-party manufacturers is obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order that we may submit to them and that has been accepted. Our third-party manufacturers could under some circumstances decline to accept new purchase orders from us or otherwise reduce their business with us. If a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost effective basis, which would adversely impact our operations. In addition, if a third-party manufacturer were to negatively change the payment and other terms under which it agrees to manufacture for us and we are unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase.

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

Although we promote ethical business practices and our operations personnel periodically visit and monitor the operations of our manufacturers, we do not control the manufacturers or their labor practices. If our current manufacturers, or any other third-party manufacturer which we may use in the future, violate United States or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import or the loss of our import privileges. The effects of these factors could render the conduct of our business in a particular country undesirable or impractical and have a negative impact on our operating results.

We might forecast customer demand incorrectly and order the manufacture of excess or insufficient quantities of particular products.

We have historically placed purchase orders with our manufacturers at least three months prior to the scheduled delivery of the finished goods to our customer. In some instances, due to the length of component lead times, we might need to place manufacturing orders with our contract manufacturers solely on the basis of our receipt of a good-faith but non-binding customer forecast of the quantity and timing of the customer’s expected purchases from us. Accordingly, if the actual number of units that a customer orders from us on the subsequently issued purchase order differs materially from the number of units in respect of which we instructed our manufacturer to procure component parts, we might be unable to obtain adequate quantities of components in time to meet our customers’ binding delivery requirements or, alternatively, we might accumulate excess inventory that we are unable to timely use or resell, if at all. Our operating results and financial condition have been in the past, are currently, and may in the future be materially adversely affected by our ability to manage our inventory levels and respond to short-term or unexpected shifts in customer demand as to quantities or the customer’s product delivery schedule.

We depend on sole source suppliers for some components used in our products. The availability and sale of those finished products would be harmed if any of these suppliers is not able to meet our demand and production schedule and alternative suitable components are not available on acceptable terms, if at all.

Our products contain a variety of components, some of which are procured from single suppliers. These components include both tooled parts and industry-standard parts, some of which are also used in cellular telephone handsets. From time to time, certain components used in our products have been in short supply worldwide or their anticipated commercial introduction has been delayed or their availability has been subsequently interrupted for reasons outside our control. If there is a shortage or interruption in the use of any such components, and we cannot obtain a commercially and technologically suitable substitute or make sufficient and timely design or other product modifications to permit the use of such a substitute, we may not be able to timely deliver sufficient quantities of our products to satisfy our contractual obligations and particular revenue expectations. Moreover, even if we timely locate a substitute part (or locate the originally specified component from a parts broker) and its price materially exceeds our costed bill of materials, then our results of operations would be adversely affected.

Third parties may claim that our products, or components within our products, infringe on their intellectual property rights. These claims may result in substantial costs, diversion of resources and management attention, harm to our reputation or interference with our current or prospective customer or supplier relations.

Third parties may claim that we, or our customers or suppliers, have violated their intellectual property rights. Defending an infringement or misappropriation claim, for example, regardless of the merits or success of the claim, could result in us incurring substantial costs. These claims could also divert our resources and management attention and harm our reputation. These claims can be difficult and costly to assess and defend. A successful infringement claim related to our products could result in us becoming liable for damages and litigation costs.

In addition, any finding that our products infringe (or in some instances, our customer’s reasonable conclusion that a bona fide infringement claim is likely to be made with respect to such products) could have other negative consequences. Those consequences could include prohibiting us from further use of the intellectual property, causing us to modify our product design, if possible, so it does not infringe, or causing us to have to license the intellectual property at issue, incurring licensing fees, some of which could be retroactive. Upon a finding of infringement, we or one of our suppliers may also have to develop a non-infringing alternative, which if available could be costly, and delay or prevent sales of affected products.

In January 2009, two putative patent infringement claims were filed against certain of our customers. One case was filed against several wireless carriers, including Sprint Nextel Corporation and Verizon Wireless, Inc., as defendants alleging, among other things, that the defendants’ use, sale and importation of specified wireless modem cards for computers designed to be used in conjunction with the defendants’ cellular networks constitutes infringement of a U.S. patent allegedly owned by the plaintiff. The other case was filed against Sprint Spectrum, L.P. and Sprint Solutions, Inc. as defendants alleging generally that they have engaged in the manufacture, sale, import and/or use of products and/or processes, that constitutes infringement of U.S. patents allegedly owned by the plaintiff. We are currently evaluating these matters to determine the nature and extent of our obligation to indemnify and/or defend our customers against these lawsuits.

Our business depends on our continued ability to license necessary third-party technology, which we may not be able to do or it may be expensive to do so.

We license technology from third parties for the development of our products. We have licensed from third parties, such as QUALCOMM, software, patents and other intellectual property for use in our products and from time to time we may elect or be required to license additional intellectual property. The primary license from QUALCOMM, for example, does not have a specified term and may be terminated by us or by QUALCOMM for cause or upon the occurrence of other specified events. There can be no assurance that we will be able to maintain our third-party licenses or that these licenses or the technologies that are the subject of these licenses will not be the subject of dispute or litigation, or that additional third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to maintain or obtain third-party licenses required for our products or to develop new products and product enhancements could require us to seek to obtain substitute technology of lower quality or performance standards, if such exists, or at greater cost, which could seriously harm our competitive position, revenue and prospects.

We are subject to the risks of doing business internationally.

In addition to our manufacturing activities in Asia, a significant portion of our sales activity has taken place in Europe. In addition, a significant portion of our research and development staff is located in Canada. Our international sales accounted for approximately 36% of our revenue for the year ended December 31, 2008, 25% for the year ended December 31, 2007, and 37% for the year ended December 31, 2006. Although our experience in marketing, selling, distributing and manufacturing our products and services internationally is limited, we expect to further expand our international sales and marketing activities in the future. Consequently, we are subject to certain risks associated with doing business internationally, including:

•	difficulty in managing sales, research and development operations and post-sales logistics and support across these continents;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets, and changes in diplomatic and trade relationships;

•	less effective protection of intellectual property and general exposure to different legal processes, standards and expectations;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	increased expenses associated with customizing products for different countries;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	longer collection cycles and difficulties in collecting accounts receivable;

•	longer sales cycles;

•	international terrorism;

•	loss or damage to products in transit; and

•	international dock strikes or other transportation delays.

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

Our products are technologically complex and must meet stringent industry, regulatory and customer requirements. We must develop our hardware and software products quickly to keep pace with the rapidly changing and technologically advanced wireless communications market. Products as sophisticated as ours may contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects at the time commercial shipments have begun, which could result in the rejection of our products, the loss of an existing or potential customer or the failure to obtain one, damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, unanticipated warranty claims, and the payment of monetary damages to our customers.

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

Our future quarterly operating results may fluctuate significantly and may fall short of or exceed the expectations of securities analysts, investors or management. If this occurs, the market price of our stock could fluctuate, in some cases materially. The following factors may cause fluctuations in our operating results:

•

Decreases in revenue or increases in operating expenses. We budget our operating expenses based on anticipated sales, and a significant portion of our sales and marketing, research and development and general and administrative costs are fixed, at least in the short term. If revenue decreases, due to pricing pressures or otherwise, or does not increase as planned and we are unable to reduce our operating costs quickly and sufficiently, our operating results could be materially adversely affected.

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

•

Lengthy sales cycle. The length of time between the date of initial contact with a potential customer and the execution of and product delivery under a contract may take several months or longer, and is subject to delays or interruptions over which we have little or no control. The sale of our products is subject to delays from, among other things, our customers’ budgeting, product testing and vendor approval mechanics, and competitive evaluation processes that typically accompany significant information technology purchasing decisions. As a result, our ability to anticipate the timing and volume of sales to specific customers is limited, and the delay or failure to complete one or more large transactions could cause our operating results to vary significantly from quarter to quarter.

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

As part of our business strategy, we review and intend to continue to review, acquisition opportunities that we believe would be advantageous or complementary to the development of our business. Accordingly, we may acquire businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or share price:

•	use a substantial portion of our available cash;

•	incur substantial debt, which may not be available to us on favorable terms and may adversely affect our liquidity;

•	issue equity or equity-based securities that would dilute existing stockholders’ percentage ownership;

•	assume contingent liabilities; and

•	take substantial charges in connection with acquired assets.

Acquisitions also entail numerous other risks, including: difficulties in assimilating acquired operations, products, technologies and personnel; unanticipated costs; diversion of management’s attention from existing operations; adverse effects on existing business relationships with suppliers and customers; risks of entering markets in which we have limited or no prior experience; and potential loss of key employees from either our existing business or the acquired organization. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business and operating results.

Any changes to existing accounting pronouncements or taxation rules or practices may cause adverse fluctuations in our reported results of operations or affect how we conduct our business.

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred in the past and may occur in the future. The change to existing rules, future changes, if any, or the need for us to modify a current tax position may adversely affect our reported financial results or the way we conduct our business.

We may not be able to develop products that comply with applicable government regulations.

Our products must comply with government regulations. For example, in the United States, the Federal Communications Commission, or FCC, regulates many aspects of communications devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to telephone networks. In addition to the federal government, some states have adopted regulations applicable to our products. Radio frequency devices, which include our modems, must be approved by obtaining equipment authorization from the FCC prior to being offered for sale. Regulatory requirements in Canada, Europe, Asia and other jurisdictions must also be met. Additionally, we cannot anticipate the effect that changes in domestic or foreign government regulations may have on our ability to develop and sell products in the future. Failure to comply with existing or evolving government regulations or to obtain timely regulatory approvals or certificates for our products could materially adversely affect our business, financial condition and results of operations or cash flows.

A material weakness in our internal control over financial reporting could result in a material misstatement of our financial statements.

Our management is responsible for maintaining disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 and identified a material weakness in our internal control over financial reporting related to revenue recognition cutoff in non-standard and modified sales transactions. Our management has taken measures to remediate the identified material weakness and, as of December 31, 2008, concluded that our internal control over financial reporting was effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We cannot give any assurance that other material weaknesses will not arise as a result of our failure to maintain adequate disclosure controls and procedures or circumvention of those controls and procedures. Additionally, our controls and procedures may not be adequate to prevent irregularities, identify irregularities or facilitate a fair presentation of our financial statements or reports we file with the SEC. A material weakness could cause investors to lose confidence in our reported financial information.

Failure to satisfy the listing requirements of the Nasdaq Global Select Market could result in our common stock being delisted, which may have an adverse effect on our stock price.

Timely filing of annual and periodic reports with the SEC is one requirement for continued listing under the Nasdaq Marketplace Rules. In 2008, we received two staff determination letters from The Nasdaq Stock Market stating that our common stock was subject to delisting from the Nasdaq Global Select Market as a result of our failure to file with the SEC, by the required deadlines, quarterly reports on Form 10-Q for the periods ended March 31 and June 30, 2008. We appealed Nasdaq’s determinations and were granted extensions to file these quarterly reports. During the extension periods, our common stock continued to be listed on the Nasdaq Global Select Market. We filed our quarterly reports on Form 10-Q for the periods ended March 31 and June 30, 2008 during the extension periods. In November 2008, we received notice from the Nasdaq Stock Market confirming that we had regained compliance with all requirements for continued listing on the Nasdaq Global Select Market.

If we fail to meet listing requirements again in the future, there can be no assurance that our common stock will not be delisted. If our common stock is delisted from the Nasdaq Global Select Market, it would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Global Select Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq Global Select Market. Accordingly, our common stock would be less liquid than it would otherwise be, and the value of our common stock could decrease.

We are currently party to litigation that could be costly to defend and distracting to management.

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

As of December 31, 2008, we held cash equivalents and marketable securities aggregating $143.2 million, including $68.7 million of money market funds and $65.5 million of asset-backed securities, commercial paper, corporate debentures and bonds, and government agency obligations. Continuation or a worsening of the current global credit crisis could cause the securities in our investment portfolio to decline in value or affect the liquidity of these investments.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our principal executive offices are located in San Diego, California where we lease approximately 71,000 square feet under an arrangement that expires in December 2010. In Calgary, Canada, we lease approximately 24,000 square feet for our research and development organization under a lease that expires in September 2012. In Basingstoke, United Kingdom, we lease approximately 4,000 square feet for our European staff under a lease agreement that expires in December 2011. In Shanghai, China, we lease approximately 300 square meters for our Chinese staff under a lease agreement that expires in June 2010. We also lease space in various geographic locations abroad primarily for sales and support personnel or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.

Item 3.	Legal Proceedings

On September 15, 2008, and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al., Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB) (U.S.D.C., S.D. Cal.). The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. On February 9, 2009, all defendants filed a motion to dismiss the consolidated complaint. A hearing on the motion to dismiss is presently scheduled for March 30, 2009. The Company intends to defend this litigation vigorously.

On October 8, 2008, a purported shareholder, Jerry Rosenbaum, filed a derivative action in the Superior Court for the State of California, County of San Diego, against the Company, as nominal defendant, and certain of our current and former officers and directors, including the members of our Audit Committee, as defendants. Two other purported shareholders, Mark Campos and Chris Arnsdorf, separately filed substantially similar lawsuits in the same court on October 20, 2008 and November 5, 2008, respectively. The complaints allege claims for breach of fiduciary duties for disseminating false and misleading statements and for failing to maintain internal controls, unjust enrichment, abuse of control, and gross mismanagement, in each case for the period from February 2007 to the date on which each complaint was filed. The plaintiffs allege that the Company misrepresented its financial results by failing to disclose that it recognized certain revenues in violation of generally accepted accounting principles and the Company’s own internal revenue cut-off procedures. Additionally, the plaintiffs allege that the Company misrepresented the status of the accounting review conducted by the Audit Committee. The plaintiffs are seeking an unspecified amount for damages sustained by the Company, attorneys’ fees and costs, and appropriate equitable relief. We anticipate filing a stipulation with plaintiffs that the derivative actions be consolidated. The Company intends to defend this litigation vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

Shares of our common stock are quoted and traded on The Nasdaq Global Select Market under the symbol “NVTL.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by The Nasdaq Global Select Market.

	High	Low
2007
First quarter	$18.15	$9.55
Second quarter	$26.45	$15.75
Third quarter	$29.14	$19.70
Fourth quarter	$27.20	$14.72

2008
First quarter	$16.80	$8.33
Second quarter	$12.64	$7.42
Third quarter	$11.15	$5.65
Fourth quarter	$6.64	$2.81

Number of Stockholders of Record

Our outstanding capital stock consists of a single class of common stock. As of March 15, 2009 there were approximately 55 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2003 and December 31, 2008 with the cumulative total return of (i) the Nasdaq Stock Market (U.S.) Index (“Nasdaq Composite Index”) and (ii) the Nasdaq Telecommunications Index (the “Nasdaq Telecom Index”), over the same period. This graph assumes the investment of $100.00 on December 31, 2003 in the common stock of the Company, the Nasdaq Composite Index and the Nasdaq Telecom Index and assumes the reinvestment of any dividends. The stockholder return shown on the graph below should not be considered indicative of future stockholder returns and the Company will not make or endorse any predictions as to future stockholder returns.

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08
Novatel Wireless, Inc.	100.00	324.04	202.17	161.44	270.45	77.46
NASDAQ Composite Index	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Telecom Index	100.00	106.64	103.00	131.01	134.97	78.22

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The selected consolidated statements of operations data presented below for each of the years ended December 31, 2008, 2007, and 2006, and the consolidated balance sheet data at December 31, 2008 and 2007 are derived from our consolidated financial statements that have been included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2005 and 2004 and consolidated balance sheet data at December 31, 2006, 2005, and 2004 are derived from audited consolidated financial statements not included in this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$320,973	$429,903	$217,972	$161,736	$103,727
Cost of revenue	252,231	299,062	162,749	115,568	69,780

Gross margin	68,742	130,841	55,223	46,168	33,947

Operating costs and expenses:
Research and development	34,740	37,558	31,317	20,515	10,625
Sales and marketing	18,195	20,937	14,168	7,611	4,739
General and administrative	21,550	18,899	16,306	7,528	5,138

Total operating costs and expenses	74,485	77,394	61,791	35,654	20,502

Operating income (loss)	(5,743)	53,447	(6,568)	10,514	13,445
Other income	3,553	6,071	4,305	2,008	723

Income (loss) before income taxes	(2,190)	59,518	(2,263)	12,522	14,168
Income tax expense (benefit)	(947)	20,756	(2,706)	1,406	349

Net income (loss)	(1,243)	38,762	443	11,116	13,819

Net income (loss) applicable to common stockholders	$(1,243)	$38,762	$443	$11,116	$13,674

Net income (loss) per common share:
Basic	$(0.04)	$1.23	$0.01	$0.38	$0.57

Diluted	$(0.04)	$1.21	$0.01	$0.37	$0.48

Weighted average shares outstanding:
Basic	31,159	31,389	29,580	29,132	23,969

Diluted	31,159	32,007	30,058	30,319	28,863

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$143,231	$153,012	$84,162	$90,339	$81,221
Working capital	173,153	200,691	109,677	95,050	62,828
Total assets	260,731	296,629	191,645	176,064	116,323
Stockholders’ equity	197,962	217,745	134,236	121,059	100,178
Long-term liabilities	18,916	15,566	1,692	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Background

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products includes third generation, or 3G, wireless PC card and ExpressCard modems, embedded modems, USB and other fixed-mobile convergence, or FMC, solutions and communications software for wireless network operators, infrastructure providers, distributors, original equipment manufacturers, or OEMs, and vertical markets worldwide. Through the integration of our hardware and firmware, our products are designed to operate on a majority of the world’s wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. We also offer firmware engineering, integration and design services to our customers to facilitate the use of our products.

Our strong customer relationships provide us with the opportunity to expand our market reach and sales. Most of our sales to wireless operators and OEMs are sold directly through our sales force. To a lesser degree, we also use an indirect sales distribution model through the use of select distributors. We are continuing to drive widespread adoption of our products through increased global marketing activities, expansion of our distribution networks and continued leverage of our strategic relationships with wireless industry leaders.

We intend to continue to identify and respond to our customers’ needs by introducing new product designs with an emphasis on supporting cutting edge Wide Area Network, or WAN, technology, ease-of-use, performance, weight, cost and power consumption. We manage our products through a structured life cycle process, from identifying initial customer requirements through development and commercial introduction to eventual phase-out. During product development, emphasis is placed on time-to-market, meeting industry standards and customer product specifications, ease of integration, cost reduction, manufacturability, quality and reliability.

We currently have agreements with LG Innotek and Inventec Appliances Corporation, or IAC, for the outsourced manufacturing of our products. Under our manufacturing agreements, LG Innotek and IAC provide us with services including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery. In addition, we have an agreement with Mobiltron for certain distribution, fulfillment and repair services related to our business in Europe, the Middle East and Africa, or EMEA.

Factors Which May Influence Future Results of Operations

We have entered into and expect to continue to enter into new customer contracts for the development and supply of our products. This may place significant demands on our resources.

The continuing global financial crisis and the resulting slowdown in the worldwide economy is causing, and we expect may continue to cause, contraction in demand for our products. In addition, the financial crisis may continue to have an impact on the value of our investment portfolio, foreign currency exchange gain (loss), and net investment interest income (loss). We also believe that the current contraction in demand for our products in Europe will substantially reduce our revenues from this region in the first quarter of 2009, as compared to prior periods.

Revenue. We believe that our revenue growth will be influenced largely by the strength and breadth of the demand for wireless access to data through the use of next generation networks including demand for 3G products and 3G data access services, particularly in Europe, North America and Asia; customer acceptance for our new products that address these markets; and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	economic environment and related market conditions;

•	increased competition from other wireless data modem suppliers as well as suppliers of emerging devices that contain a wireless data access feature;

•	demand for broadband access services and networks;

•	use of the Internet;

•	rate of change to new products;

•	loss of significant customers; including current laptop customers who transition to alternative embedded module platforms such as QUALCOMM’s Gobi platform;

•	timing of deployment of 3G networks by carriers;

•	decreased demand for EV-DO, HSDPA and HSUPA products; and

•	changes in technologies.

We anticipate introducing additional 3G products during 2009. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Alcatel-Lucent, Dell, QUALCOMM, Sony, Sprint PCS, Verizon Wireless, Telefonica, and Vodafone and software vendors. Our strategic relationships also include technology and marketing relationships with wireless operators, OEM partners that integrate our products into other devices, distributors and leading hardware and software technology providers. Through these strategic relationships, we have been able to enhance our market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Cost of Revenue. We currently outsource our manufacturing operations to LG Innotek and IAC. In addition, we currently outsource certain distribution, fulfillment and repair services related to our business in EMEA to Mobiltron. All costs associated with these manufacturers and Mobiltron are included in our cost of revenue. Cost of revenue also includes warranty costs, amortization of intangible licenses, royalties based on a percentage of revenue, operations group expenses, costs related to outside services and costs related to inventory adjustments, including write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. During 2008, 2007 and 2006, we recorded inventory write downs of $8.2 million, $2.8 million and $2.9 million, respectively, primarily due to the decrease in demand for the affected products.

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

Results of Operations

The following table sets forth our consolidated statements of operations expressed as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(as a percent of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	78.6	69.6	74.7

Gross margin	21.4	30.4	25.3

Operating costs and expenses:
Research and development	10.8	8.7	14.4
Sales and marketing	5.7	4.9	6.5
General and administrative	6.7	4.4	7.4

Total operating costs and expenses	23.2	18.0	28.3

Operating income (loss)	(1.8)	12.4	(3.0)

Interest income, net	1.3	1.3	1.3
Other income (expense), net	(0.2)	0.1	0.7

Income (loss) before taxes	(0.7)	13.8	(1.0)
Income tax expense (benefit)	(0.3)	4.8	(1.2)

Net income (loss)	(0.4)%	9.0%	0.2%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue. Revenue for the year ended December 31, 2008 decreased $108.9 million, or 25.3%, to $321.0 million compared to $429.9 million for 2007. The decrease in revenue was primarily attributable to decreases in sales for our EV-DO products partially offset by an increase in our High Speed Packet Access, or HSPA, products. The decrease in EV-DO product sales for the year ended December 31, 2008 compared to 2007 was approximately $126.6 million, primarily due to lower unit shipments of our Merlin Express and PC Cards, and Ovation USB Modems and the effects of a lower average sales prices for such products due to competitive pricing pressures and the slowdown of global economies. Our HSPA product sales increased by approximately $17.7 million during 2008 compared to 2007, primarily as a result of the increase in unit shipments of our Ovation USB Modems and Expedite Embedded Modules. Overall, EV-DO revenue, which consists primarily of North American products, represented approximately 58% of revenue in 2008 compared to 73% in 2007 while HSDPA/HSUPA products represented approximately 42% of revenue in 2008 compared to 27% in 2007.

This trend of increasing HSDPA/HSUPA product sales as a percent of revenue is not expected to continue in the near term due to increased competitive pressures in the European market. This revenue decline is expected to be offset by increased revenues from new embedded module product sales to a content delivery device customer. However, we expect European sales to continue to be an important component of our total revenue.

Cost of revenue. Cost of revenue for the year ended December 31, 2008 was $252.2 million, or 78.6% of revenue, as compared to $299.1 million, or 69.6% of revenue in 2007. The increase in cost of revenue as a percentage of revenue in 2008 was primarily related to the rate of decrease in the average per unit selling prices for products exceeding the rate of decrease in the average per unit cost of revenues and other market driven factors. Cost of revenue included $8.2 million of inventory write down to the lower of cost or market due to the effects of lower than expected demand for certain products, the effects of the falling valuation of the Euro, and poor macro economic conditions. In addition, we recorded impairment charges of approximately $830,000 related to technology licenses, production fixtures, and tooling equipment. As more fully discussed in Note 3 in the accompanying notes to the Consolidated Financial Statements, management performed an impairment analysis of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and concluded that certain assets were not fully recoverable and an impairment loss was recognized in the year ended December 31, 2008.

The global economic crisis and related increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record additional inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Cost of revenue for the year ended December 31, 2008 included a $2.3 million benefit due to a change in the Company’s assessment of its contingent liability related to intellectual property claims. Based on developments to date, the Company does not believe that it is probable that the Company will incur a loss relating to these intellectual property claims.

Cost of revenue for the year ended December 31, 2008 included share-based compensation expense of approximately $600,000, compared to approximately $700,000 in 2007. Cost of revenue as a percentage of revenue is expected to fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

Gross margin. Gross margin for the year ended December 31, 2008 was $68.7 million, or 21.4% of revenue, as compared to $130.8 million, or 30.4% of revenue in 2007. The decrease was primarily attributable to the changes in revenue and cost of revenue as discussed above.

We currently believe that our gross margins can be sustained in the range of 21% to 22% of revenue in the near term based on the currently expected product and customer mix. However, actual results may differ substantially if, among other reasons, the economic environment and market conditions deteriorate further.

Research and development expenses. Research and development expenses for the year ended December 31, 2008 were $34.7 million, or 10.8% of revenue compared to $37.6 million, or 8.7% of revenue in 2007. This decrease in expenses reflected a decrease of $3.6 million in consulting and outside service fees and the favorable impact of development cost reimbursements from a vendor totaling $1.7 million. This decline was partially offset by a $1.4 million increase in payroll related expenditures for ongoing research and development activities. Research and development expenses in 2008 included share-based compensation of approximately $2.1 million, compared to approximately $2.5 million in 2007. Research and development expenses as a percentage of revenue are expected to fluctuate in future quarters depending on the amount of revenue recognized, and potential variation in the costs associated with the development of the Company’s products, including the number and complexity of the products under development and the progress of the development activities with respect to those products. However, we expect to maintain or increase our investment in research and development to continue to provide innovative products and services.

Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2008 were $18.2 million, or 5.7% of revenue, compared to $20.9 million, or 4.9% of revenue in 2007. The reduction in expense was primarily attributable to a decrease of approximately $1.0 million related to marketing expenses. Sales and marketing expenses in 2008 included share-based compensation of approximately $1.0 million, compared to approximately $1.9 million in 2007. While managing sales and marketing expenses relative to revenue, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

We currently believe that our sales and marketing expenses in the near term may trend higher as a percent of revenue as we introduce new products in 2009.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2008 were $21.6 million, or 6.7% of revenue, compared to $18.9 million, or 4.4% of revenue in

2007. During the year, the Company incurred approximately $4.0 million in professional fees and expenses related to an internal review of the Company’s revenue cut-off procedures, internal controls and accounting related to certain customer contracts. General and administrative expenses in 2008 included share-based compensation of $2.6 million, compared to $4.7 million in 2007.

While we are closely monitoring and undertaking to control general and administrative costs, these costs will be negatively impacted by legal fees incurred by the Company to defend claims described in Note 8 to our Consolidated Financial Statements included elsewhere in this report.

Interest income (expense). Interest income, net decreased by approximately $1.3 million for the year ended December 31, 2008 compared to 2007 primarily due to a decrease in the average yields realized on our marketable securities and cash balances during the year, which resulted in lower income as compared to 2007.

Other income (expense). Other income (expense) for the year ended December 31, 2008 decreased by approximately $1.2 million, to $729,000 of expense compared to $479,000 of income in 2007. This decrease was primarily due to the foreign exchange losses on our Euro denominated accounts receivable and cash balances.

Income tax expense (benefit). We recorded an income tax benefit of approximately $947,000 for the year ended December 31, 2008, which represents an effective tax benefit rate of 43%. The difference between the federal and state statutory combined rate of 36% and our effective tax rate for 2008 is primarily due to the impact of domestic and foreign tax credits for research and development expenses and the impact of accounting for share-based compensation, for which certain share-based awards are treated as permanent differences.

During 2008, management evaluated our deferred tax valuation allowance and determined that the valuation allowance related to our U.S. deferred tax assets should not be significantly revised. Approximately $1.4 million of deferred tax valuation allowance relating to the Company’s Canadian subsidiary was established based on the uncertainty associated with the Canadian subsidiary’s ability to utilize the increased deferred tax assets. This determination was based on available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income and recent financial operations. This determination required significant judgment about the forecasts of future taxable income and is consistent with the plans and estimates we are using to manage the underlying business. The tax benefit for the year ended December 31, 2008 was $2.3 million excluding the valuation allowance adjustment. The tax expense for the year ended December 31, 2007 was $21.6 million excluding the valuation allowance adjustment in 2007.

In accordance with SFAS No. 123(R), Share Based Payment (“SFAS No. 123(R)”), we recognize a tax benefit upon expensing certain share-based awards granted under equity incentive compensation plans, including nonqualified stock options and restricted stock, but cannot recognize a tax benefit currently for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS No. 123(R), we recognize a tax benefit in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS No. 123(R), the tax benefit is recorded directly to additional paid-in capital. During 2008, we recorded a tax benefit of approximately $1.1 million associated with share-based compensation. The impact of share-based compensation permanent items resulted in a decrease of 38.5 percentage points in our annual effective tax benefit rate. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is diminished.

Net income (loss). For the year ended December 31, 2008, we reported a net loss of $1.2 million, as compared to net income of approximately $38.8 million in 2007. The decrease in net income was due to a decrease in revenue and overall profitability of the Company as discussed above.

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

Cost of revenue. Cost of revenue for the year ended December 31, 2007 increased $136.4 million, or 83.8%, to $299.1 million compared to $162.7 million in 2006. The increase in cost of revenue was primarily related to an increase in product cost of $118.4 million due to the increase in product sales. In addition, freight and distribution costs increased by approximately $3.9 million due to the additional volume of products shipped in 2007 compared to 2006. The remaining increase in cost of revenue primarily consists of an increase in royalty costs for intellectual property licenses of $8.4 million, an increase in manufacturing overhead costs of approximately $2.9 million, and an increase of approximately $2.1 million related to depreciation expense of production equipment procured to increase manufacturing capacity compared to 2006. Cost of revenue in 2007 included share-based compensation of approximately $700,000, compared to approximately $500,000 in 2006.

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

Research and development expenses. Research and development expenses for the year ended December 31, 2007 increased $6.3 million, or 20.1%, to $37.6 million compared to $31.3 million for 2006. The increase was primarily attributable to an increase of $4.7 million in salary and related expenses due to increased headcount to support our new product development. Other increases consist of equipment and overhead costs of approximately $700,000, depreciation expenses of approximately $700,000 due to capital equipment purchases, an increase in outside consulting services of approximately $200,000 mainly related to product certification costs, and an increase of approximately $100,000 in travel and related expenses in 2007 compared to 2006. Research and development expenses in 2007 included share-based compensation of approximately $2.5 million, compared to approximately $2.3 million in 2006.

Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2007 increased $6.7 million, or 47.2%, to $20.9 million compared to $14.2 million for 2006. The increase was primarily attributable to an increase in sales and marketing efforts during 2007 resulting in increased salary and related expenses of $4.4 million as our salesforce increased. In addition to the increases in personnel expenses, product marketing and advertising expenses increased by approximately $1.6 million which consisted primarily of programs entered into with certain carriers to promote our products, and travel and related expenditures increased $500,000 in 2007 compared to 2006. Sales and marketing expenses in 2007 included share-based compensation of approximately $1.9 million, compared to approximately $2.0 million in 2006.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2007 increased $2.6 million, or 16.0%, to $18.9 million compared to $16.3 million in 2006. The increase was primarily attributable to an increase in salary and related expenses of approximately $1.9 million, building and utility expenses of approximately $1.4 million related to additional office spaces leased due to continued company growth. General and administrative expenses in 2007 included share-based compensation of $4.7 million, compared to $5.3 million in 2006.

Interest income (expense). Interest income, net increased by approximately $2.7 million for the year ended December 31, 2007 compared to 2006 primarily due to the increase in our average cash and marketable securities balances in 2007, as well as an increase in the average yields realized on our marketable securities and cash balances, which resulted in higher income in 2006.

Other income (expense). Other income (expense) for the year ended December 31, 2007 decreased by approximately $900,000, or 64.3%, to approximately $479,000 compared to $1.4 million in 2006. This decrease was primarily due to the decrease in our foreign exchange gains on our Euro denominated receivable and cash balances.

Income tax expense (benefit). We recorded income tax expense of approximately $20.8 million for the year ended December 31, 2007, which represents an effective tax rate of 35%. The difference between the federal and state statutory combined rate of 37% and our effective tax rate for 2007 is primarily due to the impact of accounting for share-based compensation, for which certain share-based awards are treated as permanent differences, and the impact of tax credits for increased research and development expenses.

During 2007, management evaluated our deferred tax valuation allowance and determined that the valuation allowance related to our U.S. deferred tax assets should not be significantly revised. Approximately $900,000 of deferred tax valuation allowance relating to the Company’s Canadian subsidiary was released based on capital gains realized during 2007, and due to higher future taxable income projections. This determination was based on 2005, 2006 and 2007 operating results and in anticipation of using net operating losses based on current projections of future taxable income. The tax expense for the year ended December 31, 2007 was $21.6 million, excluding the valuation allowance adjustment. The income tax benefit was $2.7 million for the year ended December 31, 2006, which was primarily due to an adjustment to our valuation allowance on specific Canadian and U.S. deferred tax assets of approximately $2.8 million.

In accordance with SFAS No. 123(R), we recognize a tax benefit upon expensing certain share-based awards granted under our equity incentive compensation plans, including nonqualified stock options and restricted stock, but we cannot recognize a tax benefit currently for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS No. 123(R), we recognize a tax benefit in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS No. 123(R), the tax benefit is recorded directly to additional paid-in capital. During 2007, we recorded a tax benefit of approximately $2.7 million associated with share-based compensation. The impact of share-based compensation permanent items resulted in an increase of 1.6 percentage points in our annual effective tax rate. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is diminished.

Net income. For the year ended December 31, 2007, we reported net income of $38.8 million, as compared to net income of $443,000 in 2006. The increase in net income was due to the growth in revenue and overall profitability of the Company as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations. We do not currently have a revolving credit facility or similar loan agreement. As of December 31, 2008, we had working capital of $173.2 million and $143.2 million in cash and cash equivalents, short-term marketable securities and long-term marketable securities, which is a decrease of $9.8 million from $153.0 million at December 31, 2007. The decrease is primarily related to the Company’s repurchase of $25.0 million of our common stock during 2008 pursuant to a stock repurchase program approved by our Board of Directors in March 2008 providing for the repurchase of up to $25.0 million of the Company’s common stock on the open market through September 5, 2008 (the “Repurchase Program”).

For the year ended December 31, 2008, we recorded a net loss of approximately $1.2 million and recorded net income of $38.8 million, as of December 31, 2007. As of December 31, 2008, we had an accumulated deficit of $184.4 million compared to an accumulated deficit of $183.1 million at December 31, 2007.

Historical Cash Flows

The following table summarizes our consolidated statements of cash flows for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net cash provided by operating activities	25,800	49,980	8,650
Net cash provided by (used in) investing activities	(6,987)	(35,085)	(4,156)
Net cash provided by (used in) financing activities	(24,581)	34,229	(6,501)
Effect of exchange rates on cash and cash equivalents	(1,099)	864	(34)

Net increase (decrease) in cash and cash equivalents	(6,867)	49,988	(2,041)

Cash and cash equivalents, beginning of year	84,600	34,612	36,653

Cash and cash equivalents, end of year	77,733	84,600	34,612

Operating activities. Net cash provided by operating activities decreased by $24.2 million to $25.8 million for 2008 compared to $50.0 million for 2007. During 2008, the $25.8 million in cash provided by operations was primarily attributable to our net loss of approximately $1.2 million being offset by non-cash charges, including depreciation and amortization, charges for inventory losses, and share-based compensation. Net cash provided by operating activities for 2007 was approximately $50.0 million. This was primarily attributable to our net income of approximately $38.8 million, an increase in our accrued expenses and income taxes and of non-cash share-based compensation expense and depreciation expense offset by increases in our accounts receivable and inventory, and a non-cash increase in deferred taxes.

Investing activities. Net cash used in investing activities for 2008 was approximately $7.0 million compared to $35.1 million provided by investing activities in 2007. The cash used in investing activities in 2008 was primarily related to purchases of property and equipment, offset by net sales of marketable securities. The cash used by investing activities in 2007 was related to net purchases of marketable securities and net purchases of property and equipment.

Financing activities. Net cash used in financing activities for 2008 was $24.6 million, compared to net cash provided by financing activities of $34.2 million for 2007. Net cash used in financing activities in 2008 was primarily related to the Company’s repurchase of $25.0 million of its outstanding common stock on the open market pursuant to the Repurchase Program. Proceeds from the exercise of stock options and share purchases from the Company made pursuant to the employee stock purchase plan, including related excess tax benefits, were lower in 2008 compared to 2007 due to less stock option exercise activity. Net cash provided by financing activities in 2007 was primarily related to $25.0 million of proceeds received from the exercise of common stock options and warrants, and stock purchases under the employee stock purchase plan. The Company also realized excess tax benefits of $9.3 million from stock option exercises.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at December 31, 2008, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Fiscal Year
	2009	2010	2011	2012	2013	Total
Operating leases	$2,744	$2,784	$531	$350	$—	$6,409
Capital leases	220	114	114	56	—	504
Committed purchase orders	73,681	—	—	—	—	73,681

Total contractual obligations	$76,645	$2,898	$645	$406	$—	$80,594

Our liability for uncertain tax benefits, including interest, as of December 31, 2008 was approximately $18.6 million. Our tax liability for uncertain tax benefits is not included in our table of contractual obligations and commercial commitments. We do not believe that we will pay such amount within one year from December 31, 2008; however, we cannot reasonably estimate the timing of future payments with respect to this liability.

Other Liquidity Needs

The Company expects to incur professional fees and expenses to defend litigation filed against the Company or related to its products, which litigation is discussed in Note 8 to our Consolidated Financial Statements included in this report. These costs cannot be estimated at this time.

During the next twelve months we plan to incur approximately $15.0 million to $18.0 million for capital expenditures and the acquisition of additional licenses.

We believe that our available cash and investments, together with our operating cash flows, will be sufficient to fund operations, including the further development of our new products and to satisfy our working capital requirements and anticipated capital expenditures for the next twelve months. Our future revenue is dependent on us fulfilling our commitments under agreements with a small number of major customers. Our liquidity could be impaired if there is any interruption in our business operations, a material failure to satisfy these contractual commitments or a failure to generate revenue from new or existing products.

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

The timing and frequency of our impairment test is based on an ongoing assessment of triggering events that could reduce the fair value of our long-lived assets below their carrying value. We monitor our intangible and long-lived asset balances and conduct formal tests on at least an annual basis or earlier when impairment indicators are present. We believe that the assumptions and estimates we used to value intangible and long-lived assets were appropriate based on the information available to management. The majority of our long-lived assets are being amortized or depreciated over relatively short periods, typically two to five years. This reduces the risk of large impairment charges in any given period. However, most of these assets are associated with technology that may change rapidly and such changes could have an immediate impact on our impairment analysis.

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

Income Taxes. On January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable to or refundable by tax authorities in the current fiscal year. We also recognize federal, state and foreign deferred tax liabilities or assets based on our estimate of future tax effects attributable to temporary differences and carry forwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. We regularly review our deferred tax assets for recoverability and assess the valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets which could result in a decrease in our effective tax rate and an adverse impact on operating results. During 2008, 2007 and 2006, we recorded non-cash deferred income tax benefits (expense) of $(1.4) million, $1.0 million and $2.8 million, respectively, for the changes in the valuation allowances on certain deferred tax assets. We will continue to evaluate the necessity of the valuation allowance based on the remaining deferred tax assets.

Foreign Exchange Forward Contracts. We use foreign exchange forward contracts to hedge the economic exposure associated with cash and accounts receivable balances denominated in Euros. Our forward contracts do not qualify as accounting hedges. We mark-to-market the forward contracts and include unrealized gains and losses in the current period as a component of other income (expense). During 2008, 2007, and 2006, we recorded unrealized losses of approximately $671,000, $100,000, and $1.4 million, respectively, on our forward contracts. These unrealized losses were offset by realized foreign currency gains on Euro-denominated transactions of approximately $211,000, $500,000, and $2.8 million during 2008, 2007, and 2006, respectively. Realized gains and losses on foreign exchange transactions are recorded in other income (expense). As of December 31, 2008, the total amount of outstanding forward contracts amounted to 10 million Euros.

Share-based Compensation Expense. We grant stock options, restricted stock and restricted stock units to our employees and non-employee directors under our equity incentive plan. The benefits provided under this plan are share-based payments subject to the provisions of SFAS No. 123(R). Our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 include compensation expense as calculated in accordance with the provisions of SFAS No. 123(R). Share-based compensation expense was $6.2 million, $9.9 million and $10.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Under SFAS No. 123(R), we elected to value our share-based payment option awards using the Black-Scholes option-pricing model. The determination of fair value of share-based awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These significant assumptions include our expected stock price volatility over the expected term of the awards and the expected term of stock options.

We determine our expected volatility by using a combination of historical and implied volatility, or blended volatility, to derive our expected volatility assumption as allowed under SFAS No. 123(R) and SAB No. 107”Share-Based Payment” (“SAB 107”). Implied volatility is based on the market prices of third-party traded options of our common stock. We calculate volatility using a blend of implied volatility and our historical volatility as we believe that it is more reflective of expected volatility than using only historical volatility. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term of options granted is estimated using the average of the vesting date, the contractual term and historical experience.

Other assumptions required for estimating fair value under the Black-Scholes option-pricing model are the expected risk-free interest rate and expected dividend yield of our stock. Our risk-free interest rate assumption is based upon currently available rates on zero coupon U.S. Government issues for the expected term of our stock options. The expected dividend rate is not applicable to us as we have not historically declared or paid dividends nor do we currently anticipate paying cash dividends in the foreseeable future.

SFAS No. 123(R) also requires forfeitures to be estimated at the time of grant and we have estimated our forfeitures based on historical experience. We will revise this estimate, if necessary, in subsequent periods if actual forfeiture rates differ from our estimates.

If we change any of the critical assumptions that we use in the Black-Scholes option-pricing model such as expected volatility or expected term or if we decide to use a different valuation model in the future, the compensation expense that we record under SFAS No. 123(R) may differ significantly in the future from what we have recorded in the current period. In addition, as the guidance by regulators for SFAS No. 123(R) is relatively new, the application of these principles may be subject to further interpretation and refinement over time.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is applied prospectively and is effective for all financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance provided by FSP 157-3, which was effective upon issuance, and did not have a material impact on our consolidated financial statements. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on our consolidated financial statements. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company has elected not to apply the fair value option to any of its financial instruments that are not currently required to be measured at fair value. The amendment to SFAS 115 did not have a significant impact to the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”), Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact on the Company’s consolidated financial statements of SFAS 141R, will depend on whether it engages in such activity, and also upon the nature, terms and size of the acquisitions it may consummate after the effective date.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of 2009. The impact on the Company’s consolidated financial statements of SFAS 161, when effective, will depend on whether the Company engages in such activity, and also upon the nature, terms and size of the activity as of and after the effective date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure to changes in interest rates in our investment portfolio. At December 31, 2008, we had $143.2 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $77.7 million of our cash and cash equivalents at December 31, 2008, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $65.5 million of our investments by approximately $239,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of operations until the investment is sold or if the reduction in fair value was determined to be other than temporary.

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

We maintain cash, cash equivalents, and marketable securities with institutions in amounts that, if credit insurance is available, may exceed depository or investment insurance coverage available for such balances. As a result, the Company is subject to market valuation risk and counterparty risk that exposes it to losses should significant changes occur. The recent global credit crisis has exacerbated the credit risk associated with certain financial instruments, predominantly those instruments issued by certain financial institutions. The Company currently believes that its exposure to these issuers, through its investment in individual securities, is not significant. However, the Company maintains investments in certain money market funds that have positions in financial instruments of impacted financial institutions. The Company’s money market investments were approximately $68.7 million at December 31, 2008. These money market funds attempt to maintain a net asset value (NAV) of $1 per unit of investment. Should the underlying investments held by these money market funds suffer significant losses to market value due to interest rate changes or perceived counterparty risk, the NAV of these money market funds may suffer declines below the targeted $1 NAV. The Company holds money market funds that target a balance of investment return and preservation of invested capital through diversified holdings. As such, the Company does not believe it currently has significant exposure to NAV declines for its money market holdings.

Foreign Currency Exchange Rate Risk

The Company generates significant Euro-denominated revenues, with resulting Euro-denominated accounts receivable, from sales to customers that are members of the European Union. During the year ended December 31, 2008, Euro-denominated revenue was approximately $75.0 million. Our Company purchases products, and incurs trade liabilities, from our contract manufacturers under contracts based in U.S. Dollars. As a result, we lack significant Euro-denominated purchases and trade liabilities to offset our exposure to Euro denominated sales activity and accounts receivable. We are therefore subject to market risk arising from changes in foreign currency exchange rates, principally change in the value of the Euro versus the U.S. Dollar. As a result, changes in Euro to U.S. Dollar foreign currency exchange rates may have a significant impact on the Company’s operating results. To mitigate this risk, we enter into foreign exchange contracts, principally forward currency foreign exchange contracts. These forward currency foreign exchange contracts cover a portion, generally 60% to 80%, but may cover up to 100%, of the Company’s Euro-based financial assets.

At December 31, 2008, we had approximately $15.2 million (€10.9 million) of Euro-denominated financial assets, as compared to $13.2 million (€10.0 million) in forward currency foreign exchange contracts with expiration dates of 125 days or less. At December 31, 2008, we recorded an unrealized loss of approximately $671,000 on our outstanding forward contracts. In addition, at December 31, 2008, we recorded approximately $211,000 in unrealized foreign currency gains related to our outstanding Euro-denominated accounts receivable balances. Both the unrealized loss on the outstanding forward contracts and the unrealized gains on outstanding Euro-denominated receivables were recorded in other income and expense in our consolidated statement of operations.

Assuming a translation of our Euro-denominated revenue for the year ended December 31, 2008 at an average Euro-to-U.S. Dollar exchange rate of $1.4892 and a uniform ten percent strengthening or weakening of this exchange rate, we estimate that income before income taxes for the year ended December 31, 2008 would increase or decrease by approximately $7.5 million. This analysis does not give effect to any forward currency foreign exchange contracts that may be used to hedge foreign currency risk.

Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on fluctuations in interest and foreign currency exchange rates and our actual exposure and hedging transactions.

Revenues generated outside the United States, including European Union and other countries, as a percentage of total revenues, were approximately 36% for the year ended December 31, 2008 and 25% for 2007. The Company’s revenues generated by sales to non-European Union countries are typically denominated in U.S. Dollars. Competitive conditions in the markets in which we operate may limit our ability to increase prices in the event of adverse changes in currency exchange rates. Sales of these products are affected by the value of the U.S. Dollar relative to other currencies, and in particular, the Euro. Any long-term strengthening of the U.S. dollar could depress the demand for these U.S. manufactured products, reduce sales, or cause the Company to reduce per unit selling prices.

Item 8.	Financial Statements and Supplementary Data

The index to our consolidated financial statements and the Report of Independent Registered Public Accounting Firm appears in Part IV of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements with our Independent Registered Public Accounting Firm on accounting and financial disclosures.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

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

Except for changes described below under the heading “Remedial Efforts to Address Prior Material Weakness,” that evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remedial Efforts to Address Prior Material Weakness

In our Quarterly Reports on Form 10-Q for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008, we reported that the Company’s monitoring controls had not identified and adequately responded to changing risks facing the organization during the quarter ended March 31, 2008. These risks included changes in key personnel, an increase in sales activity through international distributor channels and other changes in the business environment. As a result, necessary enhancements to the Company’s internal control over financial reporting were not made to sufficiently mitigate these risks. This deficiency in our monitoring controls led to the following control deficiencies which, when considered in the aggregate, resulted in a material weakness in our internal control over financial reporting as of March 31, June 30 and September 30, 2008:

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

During the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008, the Company enhanced its monitoring controls to more promptly identify and adequately respond to changing risks facing the Company. In order to monitor the evolving business and better anticipate risks that pertain to our Company and our industry, management has implemented entity-level controls around the control environment and more specific monitoring controls around the operation of the daily business operations. These controls help ensure that management is aware of the evolution of the Company’s business and industry, and is able to anticipate and address issues that could affect our financial reporting. The following is a summary of these controls.

•

The Company formalized the monitoring of financial planning, reconciliation and communication with executive management under a new Senior Manager of Financial Planning and Analysis who reports directly to the Chief Financial Officer and coordinates monthly:

•	Budget reviews with the investigation of material variances,

•	Review meetings and project reviews attended by financial management, and

•	Margin analysis with investigation of variances.

•	The Board and management established an independent internal audit function staffed with skilled, qualified individuals.

•	Monthly inventory review meetings are held with the operations and finance organizations to monitor inventory issues.

•	Quarterly product quality and warranty meetings are held with the operations and finance organizations to monitor quality and warranty issues.

•	The review of significant contracts and customer purchase orders by the Corporate Controller is more formally documented.

•	The sales questionnaire to be completed quarterly by the sales organization has been redesigned to cover a wider variety of topics and activities that could affect the financial statements.

•	Three new questionnaires have been developed for executive management, key line management, finance, payroll, and stock administration staff to complete and sign each quarter.

•	The Corporate Controller’s review of all significant, non-routine transactions is more formally documented.

During the fourth quarter of 2008, the Company implemented a written policy regarding revenue recognition related to sales of inventory which automates the process by which the sales organization submits reports to the accounting organization that identify non-standard or modified sales transactions. This policy:

•	implements a training program for sales, accounting and operations employees related to our revenue recognition policies and procedures,

•	enhances our existing internal controls to require sales employees to complete more comprehensive automated reports designed to promptly identify any non-standard or modified sales transactions,

•

addresses non-standard and modified sales transactions, particularly with respect to international sales transactions, to better ensure appropriate accounting for sales transactions in accordance with GAAP,

•	establishes a formalized policy whereby the finance and accounting organization approves transactions involving rebates,

•	requires the sales organization to complete revenue recognition forms in a timely manner, and

•	establishes a formal policy to require sales and/or operations employees to promptly notify the finance and accounting organization of:

•	sales transactions involving special discounts or rebates,

•	modifications made to shipping terms of sales transactions within the last five days of a quarter,

•	non-conforming products shipped to customers, and

•	transactions requiring the creation and/or use of waivers.

Our management believes that these efforts have improved our internal control over financial reporting and remediated the material weakness. However, any system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of control are or will be met, and no evaluation of controls can provide absolute assurance that all control issues within a company have been detected or will be detected under all potential future conditions.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Novatel Wireless, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of this report, our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of Novatel Wireless, Inc. included in this report, has issued an audit report on the effectiveness of Novatel Wireless Inc.’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of Novatel Wireless Inc.’s internal control over financial reporting as of December 31, 2008, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc.:

We have audited Novatel Wireless, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Novatel Wireless, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9(A) Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Novatel Wireless, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novatel Wireless, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 15, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California

March 15, 2009

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Identification of Directors. The information under the caption “Election of Directors” appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

(b) Identification of Executive Officers. The information under the caption “Certain Information with Respect to Executive Officers” appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Compliance with Section 16(a) of the Exchange Act” appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

(d) Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics which, together with the policies referred to therein, is applicable to all directors, officers and employees of the Company. The Code of Business Conduct and Ethics is intended to cover all areas of professional conduct, including conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business. The Company encourages all employees, officers and directors to promptly report any violations of any of the Company’s policies. The Code of Business Conduct and Ethics is posted on our website at www.novatelwireless.com in the Investor tab under “Corporate Governance.” In the event that a substantive amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer or principal financial and accounting officer is necessary, the Company intends to post such information on its website.

(e) Audit Committee. The information under the caption “Information Regarding the Board and its Standing Committees” appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information under the heading “Executive Compensation and Other Information” appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the heading “Certain Relationships and Related Transactions and Director Independence” appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the heading “Principal Accountant Fees and Services” appearing in the Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Index to consolidated financial statements

See Index to consolidated financial statements on page F-1.

2. Index to financial statement schedules

The following financial statement schedules for the years ended December 31, 2008, 2007 and 2006 should be read in conjunction with the consolidated financial statements, and related notes thereto.

Schedule	Page
Schedule II—Valuation and Qualifying Accounts	F-30

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or related notes thereto.

(b) Exhibits

The following Exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000, as amended).

Exhibit Number	Description

4.3	Registration Rights Agreement, dated as of September 12, 2002, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.4	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.5	Registration Rights Agreement, dated as of March 12, 2003, entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.6	Securities Purchase Agreement, dated as of January 13, 2004, entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.7	Registration Rights Agreement, dated as of January 13, 2004, entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1*	Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000, as amended).

10.2*	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.3*	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.4*	Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.7*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.8*	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 9, 2007).

Exhibit Number	Description

10.9*	Form of Restricted Share Award Agreement for restricted stock granted to non-employee directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.10*	Form of Restricted Share Award Agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.11*	Form of 2006 Management Bonus Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.12*	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed September 14, 2000, as amended).

10.13*	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.14*	Form of 2007 Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed May 10, 2007).

10.16*	Employment Agreement, dated November 2, 2007, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007).

10.17*	Separation Agreement, dated December 8, 2008, by and between George B. Weinert and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 10, 2008).

10.18**	Consulting Agreement, dated December 5th, 2008, by and between John R. Ross and the Company.

21	Subsidiaries of Novatel Wireless, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

23.1**	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (See signature page).

31.1	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Management contract, compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2009	NOVATEL WIRELESS, INC.

	By:	/s/ PETER LEPARULO
Peter Leparulo
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Peter Leparulo and Kenneth Leddon, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER LEPARULO Peter Leparulo	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2009

/s/ KENNETH LEDDON Kenneth Leddon	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ GREG LORENZETTI Greg Lorenzetti	Director	March 16, 2009

/s/ HORST J. PUDWILL Horst J. Pudwill	Director	March 16, 2009

/s/ JOHN ROSS John Ross	Director	March 16, 2009

/s/ DAVID A. WERNER David A. Werner	Director	March 16, 2009

James Ledwith	Director

S-1

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$77,733	$84,600
Marketable securities	58,536	68,412
Accounts receivable, net of allowance for doubtful accounts of $1,010 in 2008 and $378 in 2007	40,072	71,943
Inventories	23,229	25,876
Deferred tax assets, net	7,513	8,717
Prepaid expenses and other	9,923	4,461

Total current assets	217,006	264,009

Property and equipment, net of accumulated depreciation of $33,417 in 2008 and $27,452 in 2007	20,225	22,151
Marketable securities	6,962	—
Intangible assets, net of accumulated amortization of $8,568 in 2008 and $8,150 in 2007	1,860	1,535
Deferred tax assets, net	14,402	8,619
Other assets	276	315

Total assets	$260,731	$296,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,225	$38,547
Accrued expenses	20,628	24,475
Accrued income taxes	—	296

Total current liabilities	43,853	63,318
Capital lease obligations, long-term	269	362
Other long-term liabilities	18,647	15,204

Total liabilities	62,769	78,884

Commitments and contingencies
Stockholders’ equity:
Series A and B preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 30,327 and 32,602 shares issued and outstanding at December 31, 2008 and 2007, respectively	30	33
Additional paid-in capital	407,252	400,786
Accumulated other comprehensive income	62	65
Accumulated deficit	(184,382)	(183,139)

	222,962	217,745
Treasury stock at cost; 2,436 and 0 common shares at December 31, 2008 and 2007, respectively	(25,000)	—

Total stockholders’ equity	197,962	217,745

Total liabilities and stockholders’ equity	$260,731	$296,629

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue	$320,973	$429,903	$217,972
Cost of revenue	252,231	299,062	162,749

Gross margin	68,742	130,841	55,223

Operating costs and expenses:
Research and development	34,740	37,558	31,317
Sales and marketing	18,195	20,937	14,168
General and administrative	21,550	18,899	16,306

Total operating costs and expenses	74,485	77,394	61,791

Operating income (loss)	(5,743)	53,447	(6,568)
Other income (expense):
Interest income, net	4,282	5,592	2,898
Other income (expense), net	(729)	479	1,407

Income (loss) before taxes	(2,190)	59,518	(2,263)
Income tax expense (benefit)	(947)	20,756	(2,706)

Net income (loss)	$(1,243)	$38,762	$443

Per share data:
Net income (loss) per share:
Basic	$(0.04)	$1.23	$0.01
Diluted	$(0.04)	$1.21	$0.01
Weighted average shares used in computation of basic and diluted net income (loss) per share:
Basic	31,159	31,389	29,580
Diluted	31,159	32,007	30,058

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)

	Shares	Amount
Balance, December 31, 2005	29,326	$29	$343,738	$—	$(222,344)	$(364)	$121,059	$—
Exercise of stock options and warrants and shares issued under employee stock purchase plan	417	1	1,673	—	—	—	1,674	—
Excess tax benefits from stock options exercised	—	—	716	—	—	—	716	—
Share-based compensation	—	—	10,011	—	—	—	10,011	—
Net income	—	—	—	—	443	—	443	443
Other comprehensive income:
Unrealized gain on marketable securities	—	—	—	—	—	333	333	333

Total comprehensive income								$776

Balance, December 31, 2006	29,743	30	356,138	—	(221,901)	(31)	134,236
Exercise of stock options and warrants and shares issued under employee stock purchase plan	2,859	3	24,987	—	—	—	24,990	$—
Excess tax benefits from stock options exercised	—	—	9,810	—	—	—	9,810	—
Share-based compensation	—	—	9,851	—	—	—	9,851	—
Net income	—	—	—	—	38,762	—	38,762	38,762
Other comprehensive income:
Unrealized gain on marketable securities	—	—	—	—	—	96	96	96

Total comprehensive income								$38,858

Balance, December 31, 2007	32,602	33	400,786	—	(183,139)	65	217,745
Exercise of stock options, vesting of restricted stock units and awards, and shares issued under employee stock purchase plan	161	—	435	—	—	—	435	$—
Excess tax benefits from stock options exercised	—	—	(155)	—	—	—	(155)	—
Share-based compensation	—	—	6,183	—	—	—	6,183	—
Repurchase of common stock	(2,436)	(3)	3	(25,000)	—	—	(25,000)	—
Net loss	—	—	—	—	(1,243)	—	(1,243)	(1,243)
Other comprehensive income:
Unrealized loss on marketable securities	—	—	—	—	—	(3)	(3)	(3)

Total comprehensive loss								$(1,246)

Balance, December 31, 2008	30,327	$30	$407,252	$(25,000)	$(184,382)	$62	$197,962

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,243)	$38,762	$443
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,563	10,953	8,037
Loss (gain) on disposal of fixed assets	(12)	102	—
Impairment loss on equipment and intangible assets	840	—	—
Provision for bad debts	1,256	309	635
Inventory provision	8,198	2,798	2,924
Share-based compensation expense	6,183	9,851	10,011
Excess tax benefits from equity based awards	(117)	(9,290)	(716)
Non-cash income tax benefit	(4,579)	(4,844)	(5,458)
Changes in assets and liabilities:
Accounts receivable	30,615	(24,478)	(20,288)
Inventories	(6,851)	(3,012)	(5,454)
Prepaid expenses and other assets	(5,104)	(1,202)	6,472
Accounts payable	(15,551)	(799)	5,120
Accrued expenses, income taxes, and other	602	30,830	6,924

Net cash provided by operating activities	25,800	49,980	8,650

Cash flows from investing activities:
Purchases of property and equipment	(8,609)	(16,204)	(8,125)
Proceeds from sale of property and equipment	—	125	—
Purchases of intangible assets	(1,289)	(240)	(500)
Purchases of securities	(85,094)	(88,336)	(60,758)
Securities maturities/sales	88,005	69,570	65,227

Net cash used in investing activities	(6,987)	(35,085)	(4,156)

Cash flows from financing activities:
Payments on line of credit	—	—	(5,000)
Principal payments under capital lease obligations	(133)	(51)	(3,891)
Repurchase of common stock	(25,000)	—	—
Proceeds from exercise of stock options and employee stock purchase plan	435	24,990	1,674
Excess tax benefits from stock options exercised	117	9,290	716

Net cash provided by (used in) financing activities	(24,581)	34,229	(6,501)
Effect of exchange rates on cash and cash equivalents	(1,099)	864	(34)

Net increase (decrease) in cash and cash equivalents	(6,867)	49,988	(2,041)
Cash and cash equivalents, beginning of year	84,600	34,612	36,653

Cash and cash equivalents, end of year	$77,733	$84,600	$34,612

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$20	$60	$134
Income taxes	$5,340	$2,870	$383
Supplemental disclosures of non-cash financing activities:
Capital lease obligations	$150	$510	$—

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Significant Accounting Policies

Novatel Wireless, Inc. (the “Company”) was incorporated in 1996 under the laws of the State of Delaware. The Company is a provider of wireless broadband access solutions for the worldwide mobile communications market. The Company’s broad range of products includes 3G wireless PC card and ExpressCard modems, embedded modems, communications software and Fixed-Mobile Convergence (“FMC”) solutions for wireless network operators, infrastructure providers, distributors, original equipment manufacturers (“OEMs”), and vertical markets worldwide. Through the integration of its hardware and firmware, the Company’s products are designed to operate on a majority of wireless networks in the world and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. The Company also offers software engineering, integration and design services to its customers to facilitate the use of its products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, provision for warranty costs, estimated royalty costs, income taxes, and share-based compensation expense.

Adverse global economic conditions, illiquid credit markets, volatile equity, foreign currency and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates, particularly those related to the condition of the economy.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist of money market and mutual funds, U.S. government and other corporate debt securities and are recorded at market value, which approximates cost.

Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities. All of the Company’s cash equivalents and marketable securities are treated as “available-for-sale” under

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 115. Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. While it is the Company’s intent to hold such securities until maturity, the Company may sell certain securities for cash flow purposes. Thus, the Company’s marketable securities are classified as available-for-sale and are carried on the balance sheet at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method.

The Company classifies its marketable securities as current or non-current in accordance with ARB 43, Restatement and Revision of Accounting Research Bulletins (“ARB 43”). All securities whose maturity or sale is expected within 1 year are classified as “current” on the consolidated balance sheet. All other securities are classified as “long term” on the consolidated balance sheet.

On January 1, 2008, the first day of fiscal 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and liabilities. The SFAS No. 157 fair value hierarchy consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and, Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Intangible Assets

Intangible assets include the costs of non-exclusive and perpetual worldwide software technology licenses. License costs are amortized on a straight-line basis over the estimated useful lives of the assets, which is estimated at three years.

Long-Lived Assets

The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets, including property and equipment and intangible assets, to determine whether impairment of these assets has occurred or whether a revision to the related amortization periods should be made. When the carrying value of an asset exceeds the associated undiscounted expected future cash flows, it is considered to be impaired and is written down to fair value. Fair value is determined based on an evaluation of the undiscounted future cash flows or appraised value in accordance with SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Long-Lived Assets. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each class of asset. If management’s evaluation indicates that the carrying values of these assets are impaired, such impairment is recognized by a reduction of the applicable asset carrying value to its estimated fair value and is expensed as a part of continuing operations.

Revenue Recognition

The Company’s revenue is generated from the sale of wireless modems to wireless operators, OEM customers and value added resellers (“VARs”) and distributors. Revenue from product sales is recognized upon the later of transfer of title or shipment of the product to the customer. For product sales with acceptance conditions based upon the passage of contractually specified time periods, revenue is recognized upon the earlier of such time that the acceptance period expires or is waived by our customers upon request. The Company records deferred revenue for cash payments received from customers in advance of when revenue recognition criteria are met. The Company has granted price protection to certain customers in accordance with the provisions of the respective contracts and tracks pricing and other terms offered to customers buying similar products to assess compliance with these provisions. To date, the Company has not incurred material price protection obligations. Revenues from sales to certain customers are subject to cooperative advertising allowances. Such allowances are provided for upon revenue recognition. Such amounts are recorded as a reduction of revenue or operating expense in accordance with Financial Accounting Standards Board (“FASB”), Emerging Issues Task Force (“EITF”), Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), or EITF Issue No. 01-9. The Company establishes reserves for estimated product returns allowances in the period in which revenue is recognized. In estimating future product returns, the Company considers various factors, including the Company’s stated return policies and practices and historical trends. The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, which provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.

Research and Development Costs

Research and development costs are expensed as incurred.

Warranty Costs

The Company accrues warranty costs based on estimates of future warranty related replacement, repairs or rework of products. Our warranty policy generally provides one to three years of coverage for products following the date of purchase. The Company’s policy is to accrue the estimated cost of warranty coverage as a component of cost of revenue in the accompanying consolidated statements of operations at the time revenue is recognized. In estimating its future warranty obligations the Company considers various factors, including the historical frequency and volume of claims, and the cost to replace or repair products under warranty. The warranty provision for its products is determined by using a financial model to estimate future warranty costs. The Company’s financial model takes into consideration actual product failure rates; estimated replacement, repair or rework expenses; and potential risks associated with our different products. The risk levels, warranty cost information, and failure rates used within this model are reviewed throughout the year and updated, if and when, these inputs change.

Royalty Costs

The Company has intellectual property license agreements which generally require the Company to make royalty payments based on a percentage of the revenue generated by sales of products incorporating the licensed

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technology. The Company recognizes royalty obligations in accordance with the terms of the respective royalty agreements. The Company also accrues for estimated royalty costs in situations where it does not have agreements by using its current best estimate of the royalty obligation. These estimates are based on various market data information and other relevant information. If the Company subsequently enters into such agreements, or when additional market data becomes available, the Company will revise its estimates if necessary. Royalty costs are recorded as a component of cost of revenues in the period when incurred.

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

On January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Derivatives and Hedging

The Company enters into derivative financial instrument contracts only for hedging purposes and accounts for them in accordance with SFAS No. 133 and its amendments SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. These derivative financial instruments consist solely of foreign currency forward exchange contracts. The purpose of these derivative instruments is to hedge the Company’s economic exposure associated with sales and asset balances denominated in Euros. The Company’s forward contracts do not qualify as accounting hedges as prescribed by SFAS No. 133. The Company marks-to-market the forward contracts and includes unrealized gains and losses in the current period as a component of other income (expense) in the consolidated statements of operations.

As of December 31, 2008, the total amount of outstanding forward contracts amounted to $13.2 million (10 million Euros). For the years ended December 31, 2008, 2007, and 2006, the Company recorded losses of $671,000, $100,000, and a gain of $1.4 million on its foreign currency forward exchange contracts, respectively.

Litigation

The Company is currently involved in certain legal proceedings. In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), the Company will record a loss when the Company determines information available prior to the issuance of the financial statements indicates the loss is both probable and estimable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range,

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company’s pending litigation and revises its estimates, if necessary. The Company’s policy is to expense litigation costs as incurred.

Share-Based Compensation Information under SFAS 123R

The Company has granted incentive stock options to employees, restricted stock (both shares and units) and nonqualified stock options to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan (ESPP) for all eligible employees. During 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants, non-vested stock grants, and purchases of Company stock on employees’ behalf made pursuant to the Company’s ESPP based on estimated fair values. SFAS No. 123(R) superseded the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25 and SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

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

As of December 31, 2008, total unrecognized share-based compensation cost related to unvested stock options was $6.6 million, which is expected to be recognized over a weighted average period of approximately 29 months. As of December 31, 2008, total unrecognized share-based compensation cost related to restricted stock was $1.3 million, which is expected to be recognized over a weighted average period of approximately 17 months. As of December 31, 2008, total unrecognized ESPP compensation cost related to ESPP share purchases was approximately $1.0 million, which is expected to be recognized over a weighted average period of approximately 14 months. The Company has included the following amounts for share-based compensation expense, including the cost related to stock options, restricted stock, and the ESPP, in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006
Cost of revenue	$576	$718	$487
Research and development	2,063	2,493	2,269
Sales and marketing	954	1,906	1,997
General and administrative	2,590	4,734	5,258

Totals	6,183	9,851	10,011
Tax effect on share-based compensation	(1,107)	(2,718)	(2,607)

Net effect on net income (loss)	$5,076	$7,133	$7,404

Effect on net income (loss) per share:
Basic	$0.16	$0.23	$0.25
Diluted	$0.16	$0.22	$0.25

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123 and SFAS No. 123(R), respectively. The Company has historically disclosed and currently recognizes share-based compensation expense using the straight-line method for awards that contain only service conditions. For awards that contain performance conditions, the Company recognizes the share-based compensation expense on a straight-line basis for each vesting tranche as required by SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has historically and continues to estimate the fair value of share based option awards using the Black-Scholes option-pricing model.

To estimate compensation expense that was recognized under SFAS No. 123(R) for the years ended December 31, 2008, 2007 and 2006, the Company used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	Year Ended December 31,
	2008	2007	2006
Expected dividend yield	0%	0%	0%
Risk-free interest rate:
Stock Options	2.5%	4.6%	4.7%
ESPP	0.5%	4.7%	4.7%
Volatility:
Stock Options	70%	59%	71%
ESPP	71%	47%	51%
Expected Term:
Stock Options	5.29 years	4.76 years	5.50 years
ESPP	14 months	15 months	15 months

The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. The Company has not paid dividends and currently does not plan to pay dividends in the foreseeable future. The expected volatility is based on an average of historical and implied volatility of the Company’s stock for the related expected life. The expected term of options granted is estimated using the average of the vesting date, the contractual term and historical experience.

Computation of Net Income (Loss) Per Share

SFAS No. 128, Earnings Per Share, requires companies to compute basic and diluted per share data for all periods for which a statement of operations is presented. Basic net income (loss) per share excludes dilution and is computed by dividing the net income (loss) by the weighted-average number of shares that were outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to acquire common stock were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

SFAS No. 130, Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income consists of net earnings and unrealized gains and losses on available-for-sale securities.

Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company operates in a single business segment consisting of the development, manufacture and sale of wireless access products.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is applied prospectively and is effective for all financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. In February 2008, the FASB issued Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance provided by FSP 157-3, which was effective upon issuance, and did not have a material impact on our consolidated financial statements. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on our consolidated financial statements. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, applies to all entities with available-for-sale securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company has elected not to apply the fair value option to any of its financial instruments that are not currently required to be measured at fair value. The amendment to SFAS 115 did not have a significant impact to the Company’s consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”), Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact on the Company’s consolidated financial statements of SFAS 141R, will depend on whether it engages in such activity, and also upon the nature, terms and size of the acquisitions it may consummate after the effective date.

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

As of December 31, 2008, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3 assets).

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of December 31, 2008 (in thousands):

Description	Balance as of December 31, 2008	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$68,672	$68,672	$—

Total cash equivalents	68,672	68,672	—

Short-term marketable securities:
Asset backed securities	2,483	—	2,483
Commercial paper	7,152	—	7,152
Corporate debentures/bonds	26,884	—	26,884
Government agency obligations	22,017	—	22,017

Total short-term marketable securities	58,536	—	58,536

Long-term marketable securities:
Corporate debentures/bonds	2,324	—	2,324
Government agency obligations	4,638	—	4,638

Total long-term marketable securities	6,962	—	6,962

Total financial assets	$134,170	$68,672	$65,498

Liabilities:
Foreign exchange forward contracts	$671	$—	$671

3.	Financial Statement Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

December 31, 2008	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset backed securities	1 or less	$2,511	$—	$(28)	$2,483
Commercial paper	1 or less	7,159	—	(7)	7,152
Corporate debenture/bonds	1 or less	26,902	—	(18)	26,884
Government agency obligations	1 or less	21,965	52	—	22,017

Total short-term marketable securities		58,537	52	(53)	58,536

Corporate debenture/bonds	1 to 2	2,325	—	(1)	2,324
Government agency obligations	1 to 2	4,540	98	—	4,638

Total long-term marketable securities		6,865	98	(1)	6,962

		$65,402	$150	$(54)	$65,498

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset backed	1 or less	$9,337	$31	$—	$9,368
Certificate of deposits	1 or less	1,700	—	—	1,700
Commercial paper	1 or less	27,587	8	—	27,595
Corporate debenture/bonds	1 or less	29,705	44	—	29,749

Total short-term marketable securities		$68,329	$83	$—	$68,412

The net unrealized gains for the years ended December 31, 2008, 2007, and 2006, of $96,000, or $62,000 net of taxes, and $83,000, or $65,000 net of taxes, and unrealized losses of $48,000, or $31,000 net of taxes, respectively, are the result of market conditions affecting fixed-income securities and are included in accumulated other comprehensive income in the consolidated balance sheets.

At December 31, 2008, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months. Because the Company’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, the Company believes that the unrealized losses at December 31, 2008 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2008	2007
Finished goods	$22,515	$25,368
Raw materials and components	714	508

	$23,229	$25,876

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Test equipment	34,950	$31,185
Computer equipment and purchased software	8,989	9,511
Product tooling	4,993	3,782
Furniture and fixtures	1,735	2,314
Leasehold improvements	2,975	2,811

	53,642	49,603
Less—accumulated depreciation and amortization	(33,417)	(27,452)

	$20,225	$22,151

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from the undiscounted future cash flows.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When the carrying value of an asset exceeds the associated undiscounted expected future cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either undiscounted future cash flows or appraised values in accordance with SFAS 144. During the fourth quarter of 2008, the Company determined that certain product test equipment and product tooling had been impaired based on the Company’s projected cash flow for certain products associated with those assets. The Company recorded an impairment loss of approximately $638,000 in its cost of revenue as a result of this analysis. There was no impairment loss recorded for the years ended December 31, 2007 and December 31, 2006.

We monitor our intangible and long-lived asset balances and conduct formal tests on at least an annual basis or earlier when impairment indicators are present.

Depreciation and amortization expense relating to property and equipment was $10.6 million, $9.9 million, and $6.5 million for the years ended December 31, 2008, 2007, and 2006, respectively. At December 31, 2008 and 2007, assets held under capital leases had a net book value of $499,000 and $462,000, respectively, net of accumulated amortization of $161,000 and $48,000, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2008	2007
HSUPA, HSDPA, UMTS, and GPRS licenses	$5,972	$5,092
EV-DO and CDMA licenses	4,456	4,593

	10,428	9,685
Less—accumulated amortization	(8,568)	(8,150)

	$1,860	$1,535

In accordance with SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, in the fourth quarter of 2008, the Company identified triggering events for impairment for certain acquired intangible assets. The Company determined that certain technology licenses had been impaired due to the end of commercial life in products that utilized those software licenses. As a result, the Company recorded an impairment loss of approximately $202,000 in cost of revenue for the year ended December 31, 2008. There was no impairment loss recorded for the years ended December 31, 2007 and December 31, 2006.

Amortization expense relating to intangible licenses was $1.0 million, $1.1 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Future estimated amortization expense is as follows (in thousands):

Amount
2009	$1,392
2010	303
2011 and thereafter	165

$1,860

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007
Royalties	$3,657	$8,372
Payroll and related	3,479	7,058
Product warranty	3,471	3,077
Market development fund and price protection	2,963	1,899
Deferred rent	740	982
Professional fees	1,003	1,332
Other	5,315	1,755

	$20,628	$24,475

4.	Income (Loss) Per Share

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

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended December 31, 2008, 2007 and 2006, respectively (in thousands).

	Years Ended December 31,
	2008	2007	2006
Basic weighted average common shares outstanding	31,159	31,389	29,580

Effect of dilutive securities:
Warrants	—	89	22
Options	—	461	398
Employee Stock Purchase Plan	—	13	—
Unvested Restricted Stock (including Restricted Stock Units)	—	55	58

Diluted weighted average common and potential common shares outstanding	31,159	32,007	30,058

Weighted average options, warrants, RSUs and ESPP shares to purchase a total of 3,833,226 shares, 473,183 shares, and 4,503,911 shares of common stock for the years ended December 31, 2008, 2007 and 2006 respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Stockholders’ Equity

Preferred Stock

The Company has a total of 2,000,000 shares of Series A and Series B preferred stock authorized for issuance at a par value of $0.001 per share. No preferred shares are currently issued or outstanding.

Common Shares Reserved for Future Issuance

The Company has reserved shares of common stock for possible future issuance as of December 31, 2008 as follows (in thousands):

Amount
Stock options outstanding	3,485
Restricted stock units outstanding	270
Stock incentives available for future grant under the 2000 Stock Incentive Plan	2,248
Stock warrants outstanding	172
Shares available under the Employee Stock Purchase Plan	173

Total shares of common stock reserved for issuance	6,348

Treasury Stock

In March 2008, the Company announced that its Board of Directors had approved a stock repurchase program (the “Repurchase Program”) providing for the repurchase of up to $25.0 million of the Company’s common stock on the open market through September 5, 2008. The Repurchase Program did not require the Company to repurchase any specific number of shares. During the year ended December 31, 2008, the Company repurchased a total of 2,435,853 shares of its outstanding common stock for $25.0 million under the Repurchase Program. The Repurchase Program was completed in the third quarter of 2008. The Company currently holds these repurchased shares as treasury stock.

6.	Stock Incentive and Employee Stock Purchase Plans

Stock Incentive Plan

In July 2000, the Company’s Board of Directors approved, and in September 2000, the Company’s stockholders approved the 2000 Stock Incentive Plan (the “2000 Plan”). The Compensation Committee of the Company’s Board of Directors administers the 2000 Plan. Awards made under the 2000 Plan have historically vested over either a three or a four year period but the plan permits the granting of awards with alternative vesting schedules including vesting based on performance criteria.

Under the 2000 Plan, the Company may issue restricted stock awards that, upon satisfaction of vesting conditions, allow for employees and non-employee directors to receive common stock. Issuances of such awards reduce common stock available under the 2000 Plan for stock incentive awards.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity is as follows (in thousands, except per share data):

	Stock Options Outstanding	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding January 1, 2006	5,444	$13.58
Granted	798	10.51
Exercised	(301)	2.86
Cancelled	(481)	15.95

Options outstanding December 31, 2006	5,460	13.51
Granted	784	15.33
Exercised	(2,600)	9.89
Cancelled	(320)	15.88

Options outstanding December 31, 2007	3,324	16.55
Granted	407	6.55
Exercised	(6)	7.78
Cancelled	(240)	15.66

Balance December 31, 2008	3,485	$15.45	6.33	$481

Options Exercisable, December 31, 2008	2,549	$17.14	5.52	$171

During the year ended December 31, 2008, the total intrinsic value of options exercised to purchase common stock was approximately $26,000, and the weighted average fair value of options to purchase common stock that were granted was $3.82. During the year ended December 31, 2007, the total intrinsic value of options exercised to purchase common stock was $30.2 million, and the weighted average fair value of options to purchase common stock that were granted was $8.37 per share. During the year ended December 31, 2006, the total intrinsic value of options exercised to purchase common stock was $2.3 million, and the weighted average fair value of options to purchase common stock that were granted was $6.48 per share.

The total fair value of option awards recognized as expense during the years ended December 31, 2008, 2007 and 2006 was approximately $3.5 million, $5.9 million and approximately $8.1 million, respectively.

Restricted Stock Units

During 2008, the Compensation Committee of the Board of Directors, pursuant to the 2000 Plan, awarded a total of 83,595 restricted stock units (RSUs) to employees at fair values ranging from $3.00 per share to $3.50 per share. One-third of the shares underlying each grant becomes issuable on January 16, 2009, 2010, and 2011, assuming continued employment or other qualifying service to the Company through such date. The Company estimated the aggregate fair value of these awards to the employees at approximately $263,000, based on the fair value of the Company’s common stock price at the grant date. The estimated fair value of these awards is being amortized to compensation expense for each grant on a straight-line basis over the three-year service period.

During 2007, the Compensation Committee of the Board of Directors, pursuant to the 2000 Plan, awarded a total of 106,773 RSUs to employees and six non-employee directors at fair values ranging $10.40 per share to $25.22 per share. The shares underlying the RSUs become issuable in three equal annual installments beginning on the first anniversary of the grant date, assuming continued employment or other qualifying service to the Company through each vesting date. The Company estimated the aggregate fair value of these awards to the

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees and non-employee directors at approximately $1.3 million, based on the fair value of the Company’s common stock price at the grant date. Compensation cost is being amortized to compensation expense for each grant on straight-line basis over the three-year service period.

In January 2007 and October 2007, the Compensation Committee of the Board of Directors, pursuant to the 2000 Plan, also awarded a total of 100,000 RSUs and 150,000 RSUs, respectively, to certain executives and to the Company’s Executive Chairman, respectively, at fair values of $10.40 and $25.49 per share, respectively. One-third of the shares underlying each grant becomes issuable annually each January, commencing in 2008, subject to achievement of specific operating metrics in fiscal 2007 and continued employment through each vesting date. As of December 31, 2007, all of the operating metrics had been achieved resulting in satisfaction of the performance conditions for the awards. The Company estimated the aggregate fair value of these awards to executives at approximately $4.8 million, which is being amortized to compensation expense on a straight-line basis for each vesting tranche. No equity or equity based awards were made to executives during 2008.

Restricted stock unit activity for the year ended December 31, 2008 is presented below (in thousands, except per share data):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2007	—	$—
Granted	357	17.22
Vested	—
Forfeited	(33)	10.40

Non-vested at December 31, 2007	324	17.92
Granted	83	3.15
Vested	(107)	14.09
Forfeited	(30)	10.27

Non-vested at December 31, 2008	270	$15.75

The total fair value of RSUs recognized as expense during the years ended December 31, 2008, 2007, and 2006 was approximately $2.2 million, $2.3 million, and $0 respectively.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan (“ESPP”) permits eligible employees of the Company to purchase newly issued shares of common stock, at a price equal to 85% of the lower of the fair market value on (i) the first day of the offering period or (ii) the last day of each six-month purchase period, through payroll deductions of up to 10% of their annual cash compensation. During 2008, the Company issued 78,050 shares under this plan and received $726,000 in cash through employee withholdings. During 2007, the Company issued 113,433 shares under this plan and received $1.0 million in cash. During 2006, the Company issued 78,808 shares under this plan and received $683,000 in cash. The total fair value of ESPP awards recognized as expense during the years ended December 31, 2008, 2007 and 2006 was $494,000, $493,000 and $535,000, respectively.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Income Taxes

Total income taxes for the years ended December 31, 2008, 2007 and 2006 were allocated as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
To income	$(947)	$20,756	$(2,706)
To stockholders’ equity	185	(9,772)	(733)

Total income taxes	$(762)	$10,984	$(3,439)

Income (loss) before taxes for the years ended December 31, 2008, 2007 and 2006 is comprised of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic	$(3,480)	$57,863	$(3,490)
Foreign	1,290	1,655	1,227

	$(2,190)	$59,518	$(2,263)

The provision (benefit) for income taxes for the years ended December 31, 2008, 2007 and 2006 is comprised of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$3,230	$23,610	$4,546
State	342	1,986	42
Foreign	60	4	29

Total Current	$3,632	$25,600	$4,617

Deferred:
Federal	$(3,299)	$(2,340)	$(4,986)
State	(1,299)	(2,268)	(67)
Foreign	19	(236)	(2,270)

Total Deferred	$(4,579)	$(4,844)	$(7,323)

Provision (benefit) for income taxes	$(947)	$20,756	$(2,706)

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Accrued expenses	$4,314	$3,877
Inventory obsolescence provision	2,493	1,118
Depreciation and amortization	4,584	4,257
Deferred rent	254	338
Net operating loss and credit carryforwards	4,682	2,787
Stock-based compensation	4,201	3,919
Unrecognized tax benefits	4,133	2,434

Deferred tax assets	24,661	18,730
Valuation allowance	(2,746)	(1,394)

Net deferred tax assets	$21,915	$17,336

The provision (benefit) for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 34% in 2008, 35% in 2007, and 34% in 2006 to income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Federal tax provision, at statutory rate	$(745)	$20,831	$(769)
State tax, net of federal benefit	(47)	1,190	(45)
Change in valuation allowance	1,352	(984)	(2,781)
Research and development credits	(3,259)	(951)	(635)
Share-based compensation	1,083	926	997
FIN 48 Interest	365	—	—
Other	304	(256)	527

	$(947)	$20,756	$(2,706)

At December 31, 2008 and 2007, the Company provided a valuation allowance for its deferred tax assets for which significant uncertainty exists regarding the ultimate realization. At December 31, 2008, the allowance consisted of $1.4 million relating to certain of the Company net operating loss carryforwards and $1.4 million related to the Company’s Canadian deferred tax assets. At December 31, 2007, the allowance consisted of $1.4 million relating to certain of the Company’s net operating loss carryforwards. The Company evaluates its deferred tax assets for future realization and reduces it by a valuation allowance to the extent significant uncertainty exists. Many factors are considered when assessing the likelihood of future realization of deferred tax assets including recent cumulative earnings experience, expectations of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. Management believes that it is more likely than not that the results of future operations will generate sufficient future taxable income to realize deferred tax assets, net of the valuation allowance.

At December 31, 2008, the Company has U.S. federal net operating loss carryforwards of approximately $4.7 million. Federal net operating loss carryforwards expire at various dates from 2011 through 2024. The Company has California net operating loss carryforwards of approximately $5.0 million, which expire at various

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dates from 2009 through 2014. On September 23, 2008, the State of California passed tax legislation that, among other things, placed a moratorium on the use of net operating loss carryforwards and limited the use of certain tax credits to reduce state income tax liability in 2008 and 2009. The Company has a California research and development tax credit carryforward of approximately $2.2 million. The Company also has federal research and development tax credit carryforwards of approximately $50,000. The tax credits have no expiration date.

It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.

On January 1, 2007, the Company adopted the provisions of FIN 48. The Company’s adoption of the standard did not have a material impact on retained earnings. The total liability for unrecognized tax benefits as of the date of adoption was $3.7 million. As of December 31, 2008 and 2007, the total liability for unrecognized tax benefits was $18.6 million and $15.2 million, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Amount
Unrecognized tax benefits balance at January 1, 2007	$40,663
Increases related to current and prior year tax positions	676
Settlements	—
Lapse in statute of limitations	—

Unrecognized tax benefits balance at December 31, 2007	41,339
Increases related to current and prior year tax positions	96
Settlements	—
Lapse in statute of limitations	—

Unrecognized tax benefits balance at December 31, 2008	$41,435

Included in the balance of unrecognized tax benefits at December 31, 2008 and 2007 are $36.5 million and $38.8 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2008 and 2007, the Company recorded approximately $572,000 and $100,000, respectively, of accrued interest related to uncertain tax positions.

It is reasonably possible that a decrease of approximately $3.2 million to the gross unrecognized tax benefits may be required within the next twelve months. This adjustment relates to the possible settlement of Internal Revenue Service audits for the Company’s 2006 tax year that are currently in process and expected to be completed within twelve months, and the expiration of the statue of limitations in various taxing jurisdictions.

The Company and its subsidiaries file U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The Internal Revenue Service is currently conducting an examination of the Company’s U.S. income tax return for 2006. The Company is also subject to various income tax examinations for the 1996 through 2008 calendar years due to the availability of net operating loss carryforwards. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.

8.	Commitments and Contingencies

Capital Leases

During the years ended December 31, 2008, 2007, and 2006, the Company purchased equipment under capital leases for $150,000, $510,000, and $0, respectively.

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2008 (in thousands):

For the Period Ending December 31,	Amount
2009	$220
2010	114
2011	114
2012	56

Total minimum lease payments	504
Less: amounts representing interest	(28)

Present value of net minimum lease payments	476
Less: current portion	(207)

Long-term portion	$269

Operating Leases

The Company leases its office space and certain equipment under non-cancelable operating leases with various terms through 2012. The minimum annual rent on the Company’s office space is subject to increases based on stated rental adjustment terms, property taxes and operating costs, and contains rent concessions. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Rental expense under operating leases in 2008, 2007 and 2006 was approximately $3.0 million, $4.1 million and $3.3 million, respectively. The Company’s office space lease contains incentives in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements incurred by the Company which are recorded to rent expense on a straight-line basis over the term of the lease.

The minimum future lease payments under non-cancelable operating leases as of December 31, 2008 are as follows (in thousands):

For the Period Ending December 31,	Amount
2009	$2,744
2010	2,784
2011	531
2012	350
Thereafter	—

Total minimum lease payments	$6,409

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Royalties

The Company has license agreements which require it to make royalty payments generally based on a percentage of the sales price of its products using certain technologies. The Company will also accrue for contingent royalty costs in cases where it does not have agreements by using its current best estimate of its potential obligation. These estimates are based on various market data information and other relevant information. If the Company enters into such agreements, or when additional market data becomes available, it will revise its estimates accordingly. During the year ended December 31, 2008, the Company revised its estimate of its contingent liability for royalty costs and reduced its liability by $2.3 million based on its assessment of current data. In 2008, 2007 and 2006, the Company incurred royalty expense of $14.8 million, $22.0 million, and $13.6 million, respectively.

Management Retention Agreements

During 2005 and 2004, the Company entered into management retention agreements with certain of the Company’s executive officers. The agreements entitle those employees to enumerated severance benefits if, within the one year period immediately following a change of control (as defined in the agreement) or at the direction of an acquirer in anticipation of such an event, the Company terminates the employee’s employment other than for cause or disability or the employee terminates his or her employment for good reason. These severance benefits would include a lump sum payment of three times the sum of the employee’s annual base salary then in effect and the applicable targeted annual bonus, continued employee benefits, accelerated vesting of the employee’s stock incentive awards, a tax equalization payment to eliminate the effects of any applicable excise tax, and financial planning and outplacement services.

In November 2007, the Company entered into an employment agreement with the Company’s Chief Executive Officer, with an initial term of three years. Under the agreement, Mr. Leparulo will continue to serve as Executive Chairman of the Board and as the Company’s most senior officer. The agreement entitles Mr. Leparulo to enumerated severance benefits under various circumstances if Mr. Leparulo’s employment with the Company is terminated. These enumerated severance benefits vary according to whether (a) Mr. Leparulo’s employment with the Company is terminated within the one year period immediately following a change in control (as defined in the agreement) or at the direction of an acquirer in anticipation of such an event; (b) the Company terminates his employment other than for cause or he terminates his employment for good reason; or (c) the Company terminates his employment for cause or he terminates his employment for other than good reason. Depending on the cause of the employment termination, the enumerated severance benefits include a lump sum payment ranging from one to three years annual base salary then in effect, an additional lump sum bonus payment representing certain multiples of his targeted bonus, and varying periods of ongoing employee benefits including health care and outplacement services.

Legal Matters

The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. Based on evaluation of these matters and discussions with Company’s counsel, the Company believes that liabilities arising from or sums paid in settlement of these existing matters would not have a material adverse effect on its consolidated results of operations or financial condition.

On September 15, 2008, and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al., Case No. 08-CV-01689-H (RBB)

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Consolidated with Case No. 08-CV-01714-H (RBB) (U.S.D.C., S.D. Cal.). The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. On February 9, 2009, all defendants filed a motion to dismiss the consolidated complaint. A hearing on the motion to dismiss is presently scheduled for March 30, 2009. The Company intends to defend this litigation vigorously. Due to the preliminary nature of this litigation, the Company is unable to estimate the range of exposure associated with this litigation.

On October 8, 2008, a purported shareholder, Jerry Rosenbaum, filed a derivative action in the Superior Court for the State of California, County of San Diego, against the Company, as nominal defendant, and certain of our current and former officers and directors, including the members of our Audit Committee, as defendants. Two other purported shareholders, Mark Campos and Chris Arnsdorf, separately filed substantially similar lawsuits in the same court on October 20, 2008 and November 5, 2008, respectively. The complaints allege claims for breach of fiduciary duties for disseminating false and misleading statements and for failing to maintain internal controls, unjust enrichment, abuse of control, and gross mismanagement, in each case for the period from February 2007 to the date on which each complaint was filed. The plaintiffs allege that the Company misrepresented its financial results by failing to disclose that it recognized certain revenues in violation of generally accepted accounting principles and the Company’s own internal revenue cut-off procedures. Additionally, the plaintiffs allege that the Company misrepresented the status of the accounting review conducted by the Audit Committee. The plaintiffs are seeking an unspecified amount for damages sustained by the Company, attorneys’ fees and costs, and appropriate equitable relief. We anticipate filing a stipulation with plaintiffs that the derivative actions be consolidated. The Company intends to defend this litigation vigorously. Due to the preliminary nature of this litigation, the Company is unable to estimate the range of exposure associated with this litigation.

Indemnification

In the normal course of business, the Company periodically enters into agreements that require the Company to indemnify and defend its customers for, among other things, claims alleging that the Company’s products infringe third-party patents or other intellectual property rights. The Company’s maximum exposure under these indemnification provisions cannot be estimated.

On January 9, 2009, DNT, LLC filed a putative patent infringement lawsuit in the United States District Court for the Eastern District of Virginia against several wireless carriers, including Sprint Nextel Corporation and Verizon Wireless, Inc., as defendants. The complaint alleges, among other things, that the defendants’ use, sale and importation of specified wireless modem cards for computers designed to be used in conjunction with the defendants’ cellular networks constitutes direct infringement of U.S. Patent No. RE 37,660, which the plaintiff allegedly owns. The complaint also alleges that customer use of the products sold by the defendants constitutes indirect infringement of the patent allegedly owned by the plaintiff. The plaintiff is seeking an amount of damages equal to no less than a reasonable royalty for the sale of each infringing product, an injunction, costs and other relief as appropriate. The Company is currently evaluating this matter to determine the nature and extent of its obligation to indemnify and/or defend Sprint Nextel and Verizon Wireless in this lawsuit. Due to the preliminary nature of this action, the Company is unable to estimate the range of exposure associated with this matter.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 16, 2009, Datascape, Inc. filed a putative patent infringement lawsuit in the United States District Court for the Northern District of Georgia against Sprint Spectrum, L.P. and Sprint Solutions, Inc. as defendants. The complaint alleges generally that the defendants have engaged in the manufacture, sale, import and/or use of products and/or processes that constitutes infringement of U.S. Patent Nos. 5,742,845, 5,905,908, 6,366,967, 6,684,269 and 6,745,259, which the plaintiff allegedly owns. The plaintiff is seeking an amount of damages no less than a reasonable royalty, treble damages, an injunction, attorney’s fees and costs and additional relief as appropriate. The Company is currently evaluating this matter to determine the nature and extent of its obligation to indemnify and/or defend the defendants in this lawsuit. Due to the preliminary nature of this matter, the Company is unable to estimate the range of exposure associated with this matter.

9.	Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States, Canada, Europe and Asia. The book values of the Company’s assets in the United States, Canada, Europe and Asia as of December 31, 2008 were $253.5 million, $6.3 million, $892,000 and $59,000, respectively, and as of December 31, 2007 were $288.8 million, $6.3 million, $1.5 million and $0, respectively.

For the year ended December 31, 2008, approximately 36% of revenues were derived from international customers (Europe/Middle East/Africa 36%, Asia/Australia 0%) as compared to approximately 25% of revenues derived from international customers (Europe/Middle East/Africa 23%, Asia/Australia 2%), for the year ended December 31, 2007. For the year ended December 31, 2006, approximately 37% of revenues were derived from international customers (Europe/Middle East/Africa 27%, Asia/Australia 10%).

Concentrations of Risk

Substantially all of the Company’s revenue is derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s revenue comes from a small number of customers. Four customers accounted for 26.2%, 16.1%, 15.4%, and 12.6% of 2008 revenues. Three customers accounted for 34.9%, 25.9%, and 10.9% of 2007 revenues. Two customers accounted for 38.2% and 19.7% of 2006 revenues.

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

10.	Retirement Savings Plan

The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions amounted to $803,000, $653,000 and $427,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Employer matching contributions vest over a two-year period.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a registered retirement savings plan for its Canadian employees. Substantially all of the Company’s Canadian employees are eligible to participate in this plan. Employees make discretionary contributions to the plan subject to local limitations. Employer contributions amounted to $223,000, $205,000 and $77,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

11.	Related Party Transactions

On December 5, 2008, the Board of Directors (the “Board”) of the Company authorized the Company to engage Mr. John Ross as a consultant to the Company, effective December 8, 2008 (the “Engagement”). Mr. Ross is currently a member of the Board and was employed by the Company from August 2000 until February 2007. Pursuant to the Engagement, Mr. Ross will receive a monthly fee of $15,000 in exchange for his providing consulting services to the Company with respect to certain strategic initiatives. The Engagement has an initial term of three months; thereafter it automatically extends for additional three month terms unless either party provides at least two weeks prior written notice of its election to terminate the Engagement at the end of the applicable term. Total payments made to Mr. Ross during fiscal 2008 under the agreement were $0. At December 31, 2008, the Company’s total indebtedness to Mr. Ross for unpaid services rendered is $15,000.

12.	Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2008 and 2007.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2008:
Total revenue	$87,830	$89,630	$78,398	$65,115
Gross margin	21,711	22,678	16,663	7,690
Net income (loss) applicable to common stockholders	1,833	952	(1,046)	(2,982)
Basic net earnings (loss) per common share	0.06	0.03	(0.03)	(0.10)
Diluted net earnings (loss) per common share	0.06	0.03	(0.03)	(0.10)

2007:
Total revenue	$109,848	$97,427	$104,616	$118,012
Gross margin	33,994	30,619	31,012	35,216
Net income applicable to common stockholders	10,106	7,961	9,195	11,500
Basic net earnings per common share	0.34	0.26	0.29	0.35
Diluted net earnings per common share	0.34	0.25	0.28	0.35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc.:

We have audited the accompanying consolidated balance sheets of Novatel Wireless, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule II based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novatel Wireless, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, in 2008, and changed its method of accounting for uncertainty in income taxes in 2007 due to the adoption of Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Novatel Wireless, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

March 15, 2009

SCHEDULE II

NOVATEL WIRELESS, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2008, 2007 and 2006 (in thousands):

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2008	$378	$1,256	$624	$1,010
December 31, 2007	631	386	639	378
December 31, 2006	96	635	100	631
Warranty:
December 31, 2008	3,077	2,281	1,887	3,471
December 31, 2007	1,464	3,036	1,423	3,077
December 31, 2006	641	2,086	1,263	1,464
Deferred Tax Asset Valuation Allowance:
December 31, 2008	1,394	1,352	—	2,746
December 31, 2007	2,378	—	984	1,394
December 31, 2006	5,207	—	2,829	2,378
Sales Returns Allowance:
December 31, 2008	174	743	439	478
December 31, 2007	95	809	730	174
December 31, 2006	24	364	293	95

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000, as amended).

4.2	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2000, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000, as amended).

4.3	Registration Rights Agreement, dated as of September 12, 2002, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 21, 2002).

4.4	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.5	Registration Rights Agreement, dated as of March 12, 2003, entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.6	Securities Purchase Agreement, dated as of January 13, 2004, entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

4.7	Registration Rights Agreement, dated as of January 13, 2004, entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1*	Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000, as amended).

Exhibit Number	Description

10.2*	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.3*	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.4*	Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.7*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.8*	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 9, 2007).

10.9*	Form of Restricted Share Award Agreement for restricted stock granted to non-employee directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.10*	Form of Restricted Share Award Agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.11*	Form of 2006 Management Bonus Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.12*	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed September 14, 2000, as amended).

10.13*	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.14*	Form of 2007 Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed May 10, 2007).

10.16*	Employment Agreement, dated November 2, 2007, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007).

Exhibit Number	Description

10.17*	Separation Agreement, dated December 8, 2008, by and between George B. Weinert and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 10, 2008).

10.18**	Consulting Agreement, dated December 5th, 2008, by and between John R. Ross and the Company.

21	Subsidiaries of Novatel Wireless, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

23.1**	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (See signature page).

31.1	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Management contract, compensatory plan, or arrangement
**	Filed herewith