Form 10-Q
period 2009-03-31
NOVATEL WIRELESS INC
filed 2009-05-11
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 7, 2009 was 30,431,782.

As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Novatel Wireless” refer to Novatel Wireless, Inc., a Delaware corporation and its wholly-owned subsidiaries.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

Trademarks

“Novatel Wireless,” the Novatel Wireless logo, “MiFi,” “Merlin,” “MobiLink,” “Expedite,” “Ovation,” “Conversa,” “TotalMobileInternet,” and “NovaSpeed” are trademarks of Novatel Wireless, Inc. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,637	$77,733
Marketable securities	66,581	58,536
Accounts receivable, net of allowance for doubtful accounts of $1,015 in 2009 and $1,010 in 2008	57,361	40,072
Inventories	27,184	23,229
Deferred tax assets, net	7,613	7,513
Prepaid expenses and other	9,746	9,923

Total current assets	220,122	217,006

Property and equipment, net of accumulated depreciation of $35,270 in 2009 and $33,417 in 2008	19,004	20,225
Marketable securities	14,911	6,962
Intangible assets, net of accumulated amortization of $1,338 in 2009 and $8,568 in 2008	1,334	1,860
Deferred tax assets, net	13,818	14,402
Other assets	276	276

Total assets	$269,465	$260,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,063	$23,225
Accrued expenses	20,010	20,628

Total current liabilities	54,073	43,853
Capital lease obligations, long-term	252	269
Other long-term liabilities	18,805	18,647

Total liabilities	73,130	62,769

Commitments and contingencies
Stockholders’ equity:
Series A and B preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 30,399 and 30,327 shares issued and outstanding at March 31, 2009 and December 31, 2008 respectively	30	30
Additional paid-in capital	408,121	407,252
Accumulated other comprehensive income	29	62
Accumulated deficit	(186,845)	(184,382)

	221,335	222,962
Treasury stock at cost; 2,436 common shares at March 31, 2009 and December 31, 2008	(25,000)	(25,000)

Total stockholders’ equity	196,335	197,962

Total liabilities and stockholders’ equity	$269,465	$260,731

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$70,393	$87,830
Cost of revenue	54,337	66,119

Gross margin	16,056	21,711

Operating costs and expenses:
Research and development	11,003	9,164
Sales and marketing	4,505	5,476
General and administrative	4,468	5,366

Total operating costs and expenses	19,976	20,006

Operating income (loss)	(3,920)	1,705
Other income (expense):
Interest income, net	481	1,503
Other income (expense), net	(84)	546

Income (loss) before taxes	(3,523)	3,754
Income tax expense (benefit)	(1,060)	1,921

Net income (loss)	$(2,463)	$1,833

Per share data:
Net income (loss) per share:
Basic	$(0.08)	$0.06
Diluted	$(0.08)	$0.06
Weighted average shares used in computation of basic and diluted net income (loss) per share:
Basic	30,387	32,541
Diluted	30,387	32,828

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,463)	$1,833
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,646	2,718
Provision for bad debts	114	783
Inventory provision	124	1,068
Share-based compensation expense	1,525	1,679
Excess tax benefits from equity based awards	(16)	(59)
Non-cash income tax expense	484	20
Changes in assets and liabilities:
Accounts receivable	(17,402)	2,446
Inventories	(3,809)	(10,119)
Prepaid expenses and other assets	177	592
Accounts payable	9,751	(616)
Accrued expenses, income taxes, and other	(1,234)	(263)

Net cash (used in) provided by operating activities	(9,103)	82

Cash flows from investing activities:
Purchases of property and equipment	(572)	(833)
Purchases of intangible assets	—	(45)
Purchases of securities	(41,475)	(23,027)
Securities maturities/sales	25,448	44,700

Net cash (used in) provided by investing activities	(16,599)	20,795

Cash flows from financing activities:
Principal payments under capital lease obligations	(62)	(22)
Repurchase of common stock	—	(7,000)
Proceeds from exercise of stock options and employee stock purchase plan	12	432
Excess tax benefits from stock options exercised	16	59

Net cash used in financing activities	(34)	(6,531)
Effect of exchange rates on cash and cash equivalents	(360)	220

Net increase (decrease) in cash and cash equivalents	(26,096)	14,566
Cash and cash equivalents, beginning of period	77,733	84,600

Cash and cash equivalents, end of period	$51,637	$99,166

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3	$5
Income taxes	$174	$1,397

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at March 31, 2009 and the results of its operations for the three months ended March 31, 2009 and March 31, 2008 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K with the exception of new accounting pronouncements adopted in 2009. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

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

New Accounting Pronouncements

During the first quarter of 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 related to non-financial assets and non-financial liabilities did not have a material impact on our financial statements. In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the second quarter of 2009. Although the Company will continue to evaluate the application of FSP No. 157-2 and FSP No. 157-4, management does not currently believe adoption of these accounting pronouncements will have a material impact on the Company’s financial condition or operating results.

On January 1, 2009, the Company adopted the provisions of SFAS 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. The adoption of this accounting pronouncement did not have an impact on the Company’s statements of operations or balance sheet.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP No. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009. Although the Company will continue to evaluate the application of FSP No. 115-2 and 124-2, management does not currently believe this accounting pronouncement will have a material impact on the Company’s financial condition or operating results.

2. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following as of March 31, 2009 (in thousands):

March 31, 2009	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Treasury and agency securities	1 or less	$29,959	$72	—	$30,031
Certificates of deposit	1 or less	14,860	—	(22)	14,838
Corporate debentures / bonds	1 or less	21,672	40	—	21,712

Total short-term marketable securities		66,491	112	(22)	66,581

Corporate debentures / bonds	1 to 2	7,536	—	(9)	7,527
Certificates of deposit	1 to 2	7,420	—	(36)	7,384

Total long-term marketable securities		14,956	—	(45)	14,911

		$81,447	$112	$(67)	$81,492

As of March 31, 2009, net unrealized gains of $45,000, or $29,000 net of taxes, are included in accumulated other comprehensive income in the consolidated balance sheet.

At March 31, 2009, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position for more than 12 months. The Company believes the unrealized losses at March 31, 2009 represent a temporary condition due to the high quality of the investment securities.

Inventories

Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Finished goods	$26,655	$22,515
Raw materials and components	529	714

	$27,184	$23,229

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Royalties	$4,724	$3,657
Payroll and related	3,883	3,479
Product warranty	4,131	3,471
Market development fund and price protection	1,731	2,963
Deferred rent	661	740
Professional fees	658	1,003
Other	4,222	5,315

	$20,010	$20,628

3. Fair Value Measurement of Assets and Liabilities

Pursuant to SFAS 157, the Company’s cash equivalents and investments are currently classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. We maintain an investment portfolio of various security holdings, types and maturities. We place our cash equivalents and investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Our foreign exchange forward contracts are valued using pricing models that take into account the currency rates as of the balance sheet date.

Our investment in financial instruments valued based on quoted market prices in active markets are our investments in money market securities. Such instruments are classified within level 1 of the fair value hierarchy.

The types of financial instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade corporate bonds, commercial paper, time deposits, government and agency securities, asset backed securities, and foreign exchange forward contracts. Such instruments are classified within level 2 of the fair value hierarchy.

As of March 31, 2009, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3 assets).

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2009 (in thousands):

Description	March 31, 2009	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$43,605	$43,605	$—

Total cash equivalents	43,605	43,605	—

Short-term marketable securities:
Corporate debentures / bonds	21,712	—	21,712
US Treasury and agency securities	30,031	—	30,031
Certificates of deposit	14,838	—	14,838

Total short-term marketable securities	66,581	—	66,581

Long-term marketable securities:
Corporate debentures / bonds	7,527	—	7,527
Certificates of deposit	7,384	—	7,384

Total long-term marketable securities	14,911	—	14,911

Total financial assets	$125,097	$43,605	$81,492

Liabilities:
Foreign exchange forward contracts	$(57)	$—	$(57)

As of March 31, 2009, the total amount of outstanding foreign exchange forward contracts amounted to $6.1 million (€4.6 million). These contracts are used to hedge the Company’s Euro-denominated cash and accounts receivable balances. For the three months ended March 31, 2009 and 2008, the Company recorded gains of $611,000 and losses of $1.7 million on its foreign exchange forward contracts, respectively.

4. Share-Based Compensation

SFAS No. 123(R) (“SFAS 123(R)”), Share-Based Payment, requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. The Company included the following amounts for share-based compensation awards in the accompanying unaudited consolidated statements of operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$190	$144
Research and development	640	560
Sales and marketing	279	256
General and administrative	416	719

Totals	1,525	1,679
Tax effect on share-based compensation	(198)	(253)

Net effect on net income (loss)	$1,327	$1,426

Effect on net income (loss) per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

5. Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one reportable segment.

The Company has operations in the United States, Canada, Europe and Asia. The amount of the Company’s assets in the United States, Canada, Europe and Asia as of March 31, 2009 were $264.0 million, $4.8 million, $567,000 and $49,000 respectively, and as of December 31, 2008 were $253.5 million, $6.3 million, $892,000 and $59,000, respectively.

For the three months ended March 31, 2009, approximately 9.0% of revenues were derived from international customers (Europe/Middle East/Africa 8.9% and Asia/Australia 0.1%) as compared to approximately 38% of revenues derived from international customers (Europe/Middle East/Africa 38% and Asia/Australia 0%) for the three months ended March 31, 2008.

Concentrations of Risk

Substantially all of the Company’s revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s revenue is derived from a small number of customers. Two customers accounted for 51% and 17% of revenues in the three months ended March 31, 2009. Four customers accounted for 23%, 17%, 16% and 13% of revenues in the three months ended March 31, 2008.

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

6. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities (currently consisting of options, warrants, restricted stock units (“RSUs”) and employee stock purchase plan withholdings using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price as their effect would be anti-dilutive.

The following table sets forth the computation of diluted weighted-average common and potential common shares outstanding for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Basic weighted-average common shares outstanding	30,387	32,541
Effect of dilutive securities:
Warrants	—	53
Options	—	189
Employee Stock Purchase Plan	—	6
Restricted Stock Units	—	39

Diluted weighted-average common and potential common shares outstanding	30,387	32,828

Weighted-average options, warrants, RSUs, and ESPP shares with respect to a total of 4,963,127 and 2,671,535 shares of common stock for the three months ended March 31, 2009 and 2008, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

7. Commitments and Contingencies

Legal Matters

On September 15, 2008, and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al., Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. On February 9, 2009, all defendants filed a motion to dismiss the consolidated complaint.

The court entered an order denying the defendants’ motion to dismiss on April 1, 2009. On May 1, 2009, all defendants filed an answer to the consolidated complaint and moved to reconsider the order on the motion to dismiss. The Company intends to defend this litigation vigorously. Due to the preliminary nature of this litigation, the Company is unable to estimate a range of exposure associated with this litigation.

On October 8, 2008, a purported shareholder, Jerry Rosenbaum, filed a derivative action in the Superior Court for the State of California, County of San Diego, against the Company, as nominal defendant, and certain of our current and former officers and directors, including the members of our Audit Committee, as defendants. Two other purported shareholders, Mark Campos and Chris Arnsdorf, separately filed substantially similar lawsuits in the same court on October 20, 2008 and November 5, 2008, respectively. The complaints allege claims for breach of fiduciary duties for disseminating false and misleading statements and for failing to maintain internal controls, unjust enrichment, abuse of control, and gross mismanagement, in each case for the period from February 2007 to the date on which each complaint was filed. The plaintiffs allege that the Company misrepresented its financial results by failing to disclose that it recognized certain revenues in violation of generally accepted accounting principles and the Company’s own internal revenue cut-off procedures. Additionally, the plaintiffs allege that the Company misrepresented the status of the accounting review conducted by the Audit Committee. The plaintiffs are seeking an unspecified amount for damages sustained by the Company, attorneys’ fees and costs, and appropriate equitable relief. We have filed a stipulation with the plaintiffs that the derivative actions be consolidated. Due to the preliminary nature of this litigation, the Company is unable to estimate a range of exposure associated with this litigation.

Indemnification

In the normal course of business, the Company periodically enters into agreements that require the Company to indemnify and defend its customers for, among other things, claims alleging that the Company’s products infringe third-party patents or other intellectual property rights. The Company’s maximum exposure under these indemnification provisions cannot be estimated.

On January 9, 2009, DNT, LLC filed a putative patent infringement lawsuit in the United States District Court for the Eastern District of Virginia against several wireless carriers, including Sprint Nextel Corporation and Verizon Wireless, Inc., as defendants. The complaint alleges, among other things, that the defendants’ use, sale and importation of specified wireless modem cards for computers designed to be used in conjunction with the defendants’ cellular networks constitutes direct infringement of U.S. Patent No. RE 37,660, which the plaintiff allegedly owns. The complaint also alleges that customer use of the products sold by the defendants constitutes indirect infringement of the patent allegedly owned by the plaintiff. The plaintiff is seeking an amount of damages equal to no less than a reasonable royalty for the sale of each infringing product, an injunction, costs and other relief as appropriate. On March 23, 2009, the Company filed a motion to intervene and on April 20, 2009, the plaintiff filed a counterclaim against the Company. The court has set a trial date in December 2009. Due to the preliminary nature of this action, the Company is unable to estimate the range of exposure associated with this matter.

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

8. Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(2,463)	$1,833
Unrealized gain on cash equivalents and marketable securities, net of tax	(33)	30

Comprehensive income (loss)	$(2,496)	$1,863

9. Income Taxes

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

The 36.4% effective income tax rate, not including discrete items, recorded during the first quarter of 2009 is lower than the annual effective tax rate of 43% recorded during 2008 predominantly due to the Company’s inability to recognize a tax benefit from certain equity incentive awards expensed under the Company’s accounting for share-based compensation.

In January 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. Under FIN 48, the Company’s liability for unrecognized tax benefits as of March 31, 2009 and December 31, 2008 was $18.8 million and $18.6 million, respectively. At March 31, 2009, the Company had recorded approximately $730,000 of accrued interest related to uncertain tax positions in its consolidated balance sheet. For the quarter ended March 31, 2009, the Company included $101,000 of interest expense related to uncertain tax positions in its consolidated statement of operations. This expense is recorded as a discrete item in the Company’s tax provision.

On September 23, 2008, the State of California enacted tax legislation that, among other things, placed a moratorium on the use of net operating loss carryforwards to reduce state taxable income in 2008 and 2009. In October 2008, the United States Congress enacted tax legislation that, among other things, extended the federal research and development tax credit to December 31, 2009. We presently expect that this legislation will impact our 2009 federal and state income tax liabilities.

California income tax legislation enacted in the first quarter of 2009, among other things, permits an irrevocable annual elective single sales apportionment factor for taxable years beginning on or after January 1, 2011. As a result of this legislation, the Company reduced its California deferred tax asset by approximately $124,000 as of March 31, 2009.

The Company and its subsidiaries file federal, state and foreign income tax returns in jurisdictions with various statutes of limitations. The Company is also subject to various income tax examinations for 1996 through 2008 due to the availability of net operating loss carryforwards.

It is reasonably possible that a decrease of approximately $3.2 million to the gross unrecognized tax benefits may be required within the next 12 months. This adjustment relates to the possible settlement of Internal Revenue Service audits for the Company’s 2006 tax year that are currently in process and expected to be completed within the next 12 months, and the expiration of the statute of limitations in various taxing jurisdictions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of this report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Revenue. We believe that our future revenues will be influenced largely by the speed and breadth of the demand for wireless access to data through the use of next generation networks including demand for 3G products and 3G data access services, particularly in Europe, North America and Asia; customer acceptance for our new products that address these markets, including our MiFi™ line of Intelligent Mobile Hotspots; and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	economic environment and related market conditions;

•	increased competition from other wireless data modem suppliers as well as suppliers of emerging devices that contain a wireless data access feature;

•	demand for broadband access services and networks;

•	use of the Internet;

•	rate of change to new products;

•	loss of significant customers, including current laptop customers who transition to alternative embedded module platforms such as QUALCOMM’s Gobi platform;

•	timing of deployment of 3G networks by carriers;

•	decreased demand for EV-DO, HSDPA and HSUPA products; and

•	changes in technologies.

We anticipate introducing additional 3G products during 2009. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Alcatel-Lucent, Dell, Hon Hai, QUALCOMM, Sony, Sprint PCS, Verizon Wireless, Telefonica, and Vodafone and software vendors. Our strategic relationships also include technology and marketing relationships with wireless operators, OEM partners that integrate our products into other devices, distributors and leading hardware and software technology providers. Through these strategic relationships, we have been able to enhance our market penetration activities by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, provision for warranty costs, royalty costs, income taxes, foreign exchange forward contracts, and share-based compensation expense. The significant accounting policies used in preparation of these consolidated financial statements for the three months ended March 31, 2009 are consistent with those discussed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Note 1 to the consolidated financial statements included in this report. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three months ended March 31, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

New Accounting Pronouncements

During the first quarter of 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 related to non-financial assets and non-financial liabilities did not have a material impact on our financial statements. In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the second quarter of 2009. Although the Company will continue to evaluate the application of FSP No. 157-2 and FSP No. 157-4, management does not currently believe adoption of these accounting pronouncements will have a material impact on the Company’s financial condition or operating results.

On January 1, 2009, the Company adopted the provisions of SFAS 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. The adoption of this accounting pronouncement did not have an impact on the Company’s statements of operations or balance sheet.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP No. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009. Although the Company will continue to evaluate the application of FSP No. 115-2 and 124-2, management does not currently believe this accounting pronouncement will have a material impact on the Company’s financial condition or operating results.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue. Revenue for the three months ended March 31, 2009 decreased $17.4 million, or 19.8%, to $70.4 million compared to $87.8 million for the same period in 2008. The decrease in revenue was primarily attributable to decreases in sales for our High Speed Packet Access, or HSPA, products partially offset by an increase in our EV-DO products. The decrease in HSPA product sales, which were mainly shipped to the European market, for the three months ended March 31, 2009 compared to the same period in 2008 was approximately $31.0 million. The decrease was primarily due to the combined effects of lower unit shipments of our products and lower average sales prices due to competitive pricing pressures. Our EV-DO product sales increased by approximately $13.3 million during the three months ended March 31, 2009 compared to the same period in 2008, primarily as a result of the increase in revenues from new embedded module product sales to a content delivery device customer. Overall, EV-DO revenue, which consists primarily of North American products, represented approximately 86% of revenue in the three months ended March 31, 2009 compared to 54% in the same period in 2008 while HSDPA/HSUPA products represented approximately 14% of revenue in the three months ended March 31, 2009 compared to 46% in the same period in 2008.

The continuing slowdown of global economies resulted in lower demand for our products adversely affecting our revenues and operating results for the first quarter of 2009. The current economic circumstances make it more difficult to forecast revenue trends in the near term as we expect unfavorable macro economic conditions in our key markets to continue throughout 2009.

Cost of revenue. Cost of revenue for the three months ended March 31, 2009 was $54.3 million, or 77.2% of revenue, as compared to $66.1 million, or 75.3% of revenue, for the same period in 2008. The increase in cost of revenue as a percentage of revenue in 2009 was primarily related to the rate of decrease in the average per unit selling prices for products exceeding the rate of decrease in the average per unit cost of revenues and other market driven factors. Cost of revenue as a percentage of revenue is expected to fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

The current global economic conditions and related increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross margin. Gross margin for the three months ended March 31, 2009 was $16.1 million, or 22.8% of revenue, compared to $21.7 million, or 24.7% of revenue, for the same period in 2008. The decrease was primarily attributable to the changes in revenue and cost of revenue as discussed above. We expect that our gross margin percentage will continue to fluctuate from quarter to quarter depending on product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the three months ended March 31, 2009 were $11.0 million, or 15.6% of revenue, compared to $9.2 million, or 10.4% of revenue, for the same period in 2008. The dollar increase was primarily attributable to an increase in consulting and outside services of approximately $1.1 million, and an increase in equipment and supplies expenses of approximately $600,000 related to new product development. Research and development expenses as a percentage of revenue are expected to fluctuate in future quarters depending on the amount of revenue recognized, and potential variation in the costs associated with the development of the Company’s products, including the number and complexity of the products under development and the progress of the development activities with respect to those products. However, we expect to maintain or increase our investment in research and development to continue to provide innovative products and services.

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2009 were $4.5 million, or 6.4% of revenue, compared to approximately $5.5 million, or 6.2% of revenue, for the same period in 2008. The reduction in expense was primarily attributable to a decrease of approximately $400,000 related to marketing expenses, a decrease in salaries and related expenses of approximately $400,000, and a decrease of approximately $200,000 in travel and related expenditures. While managing sales and marketing expenses relative to revenue, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2009 were $4.5 million, or 6.3% of revenue, compared to $5.4 million, or 6.1% of revenue, for the same period in 2008. The dollar decrease was primarily attributable to a decrease in bad debt expense of approximately $700,000, and a decrease in salary and related expenses of approximately $200,000.

Interest income, net. Interest income, net, for the three months ended March 31, 2009 was $481,000 as compared to $1.5 million for the same period in 2008. This decrease was primarily due to declines in market interest rates and investment yields and a decline in our average cash and marketable securities balances as compared to the same period in 2008.

Other income (expense), net. Other expense, net, for the three months ended March 31, 2009 was $84,000 as compared to income of $546,000 for the same period in 2008. This decline was primarily due to losses on our Euro-denominated cash and receivable balances, offset by gains on our Euro-denominated foreign exchange forward contracts.

Income tax expense (benefit). Income tax benefit was approximately $1.1 million, or 30% of loss before taxes, for the three months ended March 31, 2009, compared to $1.9 million of income tax expense, or 51.2% of income before taxes, for the same period in 2008. The effective income tax rate for 2009 is lower than for 2008, primarily due to the Company’s utilization of federal and state research and development tax credits, offset by our inability to currently deduct for federal income tax expense associated with certain equity incentive awards that were expensed for financial statement purposes.

The estimated annual effective tax rate of 36.4% for 2009 is 2.4% higher than the U.S. federal statutory rate predominantly due to the Company’s estimate of state income taxes.

For the three months ended March 31, 2009, the Company included $101,000 of interest expense related to uncertain tax positions in its consolidated statement of operations. This expense is recorded as a discrete item in the Company’s tax provision.

On September 23, 2008, the State of California enacted tax legislation that, among other things, placed a moratorium on the use of net operating loss carryforwards to reduce state taxable income in 2008 and 2009. In October 2008, the United States Congress enacted tax legislation that, among other things, extended the federal research and development tax credit to December 31, 2009. We presently expect that this legislation will impact our 2009 federal and state income tax liabilities.

California income tax legislation enacted in the first quarter of 2009, among other things, permits an irrevocable annual elective single sales apportionment factor for taxable years beginning on or after January 1, 2011. FASB Statement No. 109 provides that the impact of changes in tax laws or rates on deferred tax assets and liabilities existing at the enactment date must be recognized as a discrete item in the period that includes the enactment date. As a result of this legislation, the Company reduced its California deferred tax asset by approximately $124,000 as of March 31, 2009.

Net income (loss). For the three months ended March 31, 2009, we reported a net loss of $2.5 million, as compared to net income of $1.8 million for the same period in 2008. The decrease in net income was primarily due to the decrease in revenue as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations. We do not currently have a revolving credit facility or similar loan agreement. As of March 31, 2009, we had working capital of $166.0 million and approximately $133.1 million in cash and cash equivalents and short and long-term marketable securities, which is a decrease of approximately $10.1 million from $143.2 million at December 31, 2008. The decrease is primarily related to increases in working capital, primarily trade accounts receivable and inventories, offset by an increase in trade accounts payable.

We will continue to have cash requirements to support working capital needs. We intend to use cash and investments on hand, and cash generated from operations to meet these requirements. We believe that our existing cash and investment balances, and cash from operations will be adequate to meet our normal cash requirements over the next 12 months.

Historical Cash Flows

Operating Activities. Net cash used in operating activities was approximately $9.1 million for the three months ended March 31, 2009, compared to net cash provided by operating activities of $82,000 for the same period in 2008. During the three months ended March 31, 2009, the $9.1 million in cash used in operating activities was primarily attributable to our quarterly net loss of $2.5 million and increases in our accounts receivable and inventory offset by increases in accounts payable and non-cash charges including depreciation and amortization, and share-based compensation. During the three months ended March 31, 2008, the $82,000 in cash provided by operating activities was primarily attributable to our quarterly net income of $1.8 million, decreases in our accounts receivable balances, and non-cash charges including depreciation and amortization, charges for inventory losses, and share-based compensation offset by increases in inventories and accrued expenses.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2009 was approximately $16.6 million, compared to net cash provided by investing activities of approximately $20.8 million during the same period in 2008. Net cash used in investing activities in the three months ended March 31, 2009 was primarily related to purchases of investment securities. The net cash provided by investing activities in the three months ended March 31, 2008 was primarily due to the sale and maturity of investment securities, offset by purchases of investment securities and purchases of property and equipment to establish production capacity at a second contract manufacturer of the Company’s products.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2009 was approximately $34,000 for the three months ended March 31, 2009, compared to $6.5 million used in financing activities during the same period in 2008. Net cash used in financing activities during the three months ended March 31, 2009 was primarily related to payments made on capital leases, offset by excess tax benefits from stock option exercises and proceeds from the exercise of stock options and stock purchases through our employee stock purchase plan. Net cash used in financing activities in the three months ended March 31, 2008 was primarily due to the Company’s repurchase of $7 million of its outstanding common stock on the open market pursuant to a repurchase program. During the three months ended March 31, 2008, the Company repurchased a total of 658,061 shares of its outstanding common stock for $7.0 million under the repurchase program.

Other Liquidity Needs

The Company expects to incur professional fees and expenses to defend litigation filed against the Company or related to its products, which litigation is discussed in Note 7 to our consolidated financial statements included in this report. These costs cannot be estimated at this time.

During the next 12 months we plan to incur approximately $13 million to $16 million for the acquisition of property and equipment and additional licenses.

We believe that our available cash and investments, together with our operating cash flows, will be sufficient to fund operations, including the potential expansion of our sales and marketing team, the further development of our new products and the related potential increase in our general and administrative expenses, and to satisfy our working capital requirements and anticipated capital expenditures for the next 12 months. Our future revenue is dependent on us fulfilling our commitments under agreements with a small number of major customers. Our liquidity could be impaired if there is any interruption in our business operations, a material failure to satisfy these contractual commitments or a failure to generate revenue from new or existing products.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk, global credit risk and foreign currency exchange rate risk.

Since December 31, 2008, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On September 15, 2008, and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al., Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. On February 9, 2009, all defendants filed a motion to dismiss the consolidated complaint. The court entered an order denying the defendants’ motion to dismiss on April 1, 2009. On May 1, 2009, all defendants filed an answer to the consolidated complaint and moved to reconsider the order on the motion to dismiss. The Company intends to defend this litigation vigorously.

On January 9, 2009, DNT, LLC filed a putative patent infringement lawsuit in the United States District Court for the Eastern District of Virginia against several wireless carriers, including Sprint Nextel Corporation and Verizon Wireless, Inc., as defendants. The complaint alleges, among other things, that the defendants’ use, sale and importation of specified wireless modem cards for computers designed to be used in conjunction with the defendants’ cellular networks constitutes direct infringement of U.S. Patent No. RE 37,660, which the plaintiff allegedly owns. The complaint also alleges that customer use of the products sold by the defendants constitutes indirect infringement of the patent allegedly owned by the plaintiff. The plaintiff is seeking an amount of damages equal to no less than a reasonable royalty for the sale of each infringing product, an injunction, costs and other relief as appropriate. On March 23, 2009, the Company filed a motion to intervene and on April 20, 2009, the plaintiff filed a counterclaim against the Company. The court has set a trial date in December 2009.

Except as described above, there have been no material developments in our legal proceedings since December 31, 2008. For additional information regarding the Company’s legal proceedings, see Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2009	Novatel Wireless, Inc.

	By:	/S/ PETER LEPARULO
Peter Leparulo Chairman and Chief Executive Officer (principal executive officer)

	By:	/S/ KENNETH LEDDON
Kenneth Leddon Senior Vice President and Chief Financial Officer (principal financial and accounting officer)