Form 10-Q
period 2009-06-30
NOVATEL WIRELESS INC
filed 2009-07-31
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the registrant’s common stock outstanding as of July 29, 2009 was 30,651,499.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2009	December 31, 2008
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$87,635	$77,733
Marketable securities	38,037	58,536
Accounts receivable, net of allowance for doubtful accounts of $1,017 at June 30, 2009 and $1,010 at December 31, 2008	58,863	40,072
Inventories	18,921	23,229
Deferred tax assets, net	7,586	7,513
Prepaid expenses and other	5,872	9,923

Total current assets	216,914	217,006

Property and equipment, net of accumulated depreciation of $38,045 at June 30, 2009 and $33,417 at December 31, 2008	17,731	20,225
Marketable securities	20,253	6,962
Intangible assets, net of accumulated amortization of $1,762 at June 30, 2009 and $8,568 at December 31, 2008	1,555	1,860
Deferred tax assets, net	14,196	14,402
Other assets	275	276

Total assets	$270,924	$260,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,305	$23,225
Accrued expenses	24,046	20,628

Total current liabilities	53,351	43,853
Capital lease obligations, long-term	229	269
Other long-term liabilities	19,206	18,647

Total liabilities	72,786	62,769

Commitments and contingencies
Stockholders’ equity:
Series A and B preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 30,650 and 30,327 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	31	30
Additional paid-in capital	410,675	407,252
Accumulated other comprehensive income	77	62
Accumulated deficit	(187,645)	(184,382)

	223,138	222,962
Treasury stock at cost; 2,436 common shares at June 30, 2009 and December 31, 2008	(25,000)	(25,000)

Total stockholders’ equity	198,138	197,962

Total liabilities and stockholders' equity	$270,924	$260,731

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues	$84,100	$89,630	$154,493	$177,460
Cost of revenues	65,544	66,952	119,881	133,071

Gross margin	18,556	22,678	34,612	44,389

Operating costs and expenses:
Research and development	10,709	9,273	21,712	18,437
Sales and marketing	4,850	4,990	9,355	10,466
General and administrative	4,383	7,127	8,851	12,493

Total operating costs and expenses	19,942	21,390	39,918	41,396

Operating income (loss)	(1,386)	1,288	(5,306)	2,993
Other income (expense):
Interest income, net	370	1,054	851	2,557
Other income (expense), net	81	(76)	(3)	470

Income (loss) before taxes	(935)	2,266	(4,458)	6,020
Income tax expense (benefit)	(135)	1,314	(1,195)	3,235

Net income (loss)	$(800)	$952	$(3,263)	$2,785

Per share data:
Net income (loss) per share:
Basic	$(0.03)	$0.03	$(0.11)	$0.09
Diluted	$(0.03)	$0.03	$(0.11)	$0.09
Weighted average shares used in computation of basic and diluted net income (loss) per share:
Basic	30,531	31,386	30,460	31,964
Diluted	30,531	31,502	30,460	32,165

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(3,263)	$2,785
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,941	5,462
Provision for bad debts	116	686
Inventory provision	877	4,137
Share-based compensation expense	3,310	3,191
Excess tax benefits from equity-based awards	(83)	(61)
Non-cash income tax expense (benefit)	133	(420)
Changes in assets and liabilities:
Accounts receivable	(18,907)	4,594
Inventories	5,514	(13,616)
Prepaid expenses and other assets	2,049	496
Accounts payable	5,618	(354)
Accrued expenses, income taxes, and other	3,644	(1,017)

Net cash provided by operating activities	5,949	5,883

Cash flows from investing activities:
Purchases of property and equipment	(2,846)	(4,116)
Purchases of intangible assets	(529)	(140)
Purchases of securities	(39,840)	(41,220)
Securities maturities/sales	47,063	56,905

Net cash provided by investing activities	3,848	11,429

Cash flows from financing activities:
Principal payments under capital lease obligations	(122)	(46)
Repurchase of common stock	—	(20,372)
Proceeds from exercise of stock options and employee stock purchase plan	235	435
Excess tax benefits from stock options exercised	83	61

Net cash provided by (used in) financing activities	196	(19,922)
Effect of exchange rates on cash and cash equivalents	(91)	546

Net increase (decrease) in cash and cash equivalents	9,902	(2,064)
Cash and cash equivalents, beginning of period	77,733	84,600

Cash and cash equivalents, end of period	$87,635	$82,536

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6	$10
Income taxes	$258	$5,031

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at June 30, 2009 and the results of its operations for the three and six months ended June 30, 2009 and June 30, 2008 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies used in preparing these consolidated financial statements are the same as those described in the Company’s Form 10-K with the exception of new accounting pronouncements adopted in 2009. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

The Company evaluated subsequent events through July 31, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

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

Future Accounting Requirements

In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance, which delays for one year the effective date of the authoritative guidance for fair value measurements for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this accounting guidance did not have a material impact on the Company’s financial condition or operating results.

On January 1, 2009, the Company adopted the FASB’s authoritative accounting guidance regarding disclosure requirements for derivative instruments and hedging activities. This new guidance requires enhanced disclosures for derivative instruments, including those used in hedging activities. The adoption of this accounting guidance did not have an impact on the Company’s statements of operations or balance sheet.

In April 2009, the FASB issued authoritative guidance for determining fair value when there is no active market or where price inputs represent distressed sales and for determining other-than-temporary impairments for debt securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The application of this accounting guidance did not have a material impact on the Company’s financial condition or operating results.

2. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following as of June 30, 2009 (in thousands):

June 30, 2009	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government agency securities	1 or less	$13,529	$73	$—	$13,602
Certificates of deposit	1 or less	14,569	1	(12)	14,558
Corporate debentures / bonds	1 or less	9,838	39	—	9,877

Total short-term marketable securities		37,936	113	(12)	38,037

US government agency securities	1 to 2	4,995	9	—	5,004
Certificates of deposit	1 to 2	8,196	3	(6)	8,193
Corporate debentures / bonds	1 to 2	7,042	14	—	7,056

Total long-term marketable securities		20,233	26	(6)	20,253

		$58,169	$139	$(18)	$58,290

As of June 30, 2009, net unrealized gains of $121,000, or $77,000 net of taxes, are included in accumulated other comprehensive income in the consolidated balance sheet.

At June 30, 2009, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position for more than 12 months. The Company believes the unrealized losses at June 30, 2009 represent a temporary condition due to the investment grade rating of the investment securities.

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Finished goods	$18,330	$22,515
Raw materials and components	591	714

	$18,921	$23,229

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Royalties	$5,398	$3,657
Payroll and related	4,630	3,479
Product warranty	3,585	3,471
Market development fund and price protection	2,034	2,963
Deferred rent	570	740
Professional fees	976	1,003
Other	6,853	5,315

	$24,046	$20,628

3. Fair Value Measurement of Assets and Liabilities

Pursuant to the authoritative guidance for fair value measurements, the Company’s cash equivalents and investments are currently classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. We maintain an investment portfolio of various security holdings, types and maturities. We place our cash equivalents and investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Our foreign exchange forward contracts are valued using pricing models that take into account the currency rates as of the balance sheet date.

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

As of June 30, 2009, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3 assets).

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with the authoritative accounting guidance for fair value measurements as of June 30, 2009 (in thousands):

Description	June 30, 2009	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$80,288	$80,288	$—

Total cash equivalents	80,288	80,288	—

Short-term marketable securities:
Corporate debentures / bonds	9,877	—	9,877
US government agency securities	13,602	—	13,602
Certificates of deposit	14,558	—	14,558

Total short-term marketable securities	38,037	—	38,037

Long-term marketable securities:
US government agency securities	5,004	—	5,004
Corporate debentures / bonds	7,056	—	7,056
Certificates of deposit	8,193	—	8,193

Total long-term marketable securities	20,253	—	20,253

Total financial assets	$138,578	$80,288	$58,290

Liabilities:
Foreign exchange forward contracts	$(367)	$—	$(367)

As of June 30, 2009, the total amount of outstanding foreign exchange forward contracts amounted to €3.6 million ($4.7 million using the exchange rate as of June 30, 2009). These contracts are used to hedge the Company’s Euro-denominated cash and accounts receivable balances. For the three and six months ended June 30, 2009, the Company recorded gains of $218,000 and $829,000, respectively, on its foreign exchange forward contracts. For the three and six months ended June 30, 2008, the Company recorded losses of $17,000 and $1.7 million, respectively, on its foreign exchange forward contracts.

4. Share-Based Compensation

The Company included the following amounts for share-based compensation awards in the accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues	$212	$135	$402	$279
Research and development	676	457	1,316	1,017
Sales and marketing	293	226	572	482
General and administrative	604	694	1,020	1,413

Totals	1,785	1,512	3,310	3,191
Tax effect on share-based compensation	(328)	(407)	(526)	(660)

Net effect on net income (loss)	$1,457	$1,105	$2,784	$2,531

Effect on net income (loss) per share:
Basic	$0.05	$0.04	$0.09	$0.08
Diluted	$0.05	$0.04	$0.09	$0.08

5. Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one reportable segment.

The Company has operations in the United States, Canada, Europe and Asia. The amount of the Company’s assets in the United States, Canada, Europe and Asia as of June 30, 2009 were $266.2 million, $4.4 million, $291,000 and $49,000, respectively, and as of December 31, 2008 were $253.5 million, $6.3 million, $892,000 and $59,000, respectively.

For the three months ended June 30, 2009, approximately 4% of net revenues were derived from international customers (Europe/Middle East/Africa 4 % and Asia/Australia 0%) as compared to approximately 25% of net revenues derived from international customers (Europe/Middle East/Africa 25% and Asia/Australia 0%) for the three months ended June 30, 2008. For the six months ended June 30, 2009, approximately 6% of net revenues were derived from international customers (Europe/Middle East/Africa 6% and Asia/Australia 0%) as compared to approximately 37% of net revenues derived from international customers (Europe/Middle East/Africa 37% and Asia/Australia 0%) for the six months ended June 30, 2008.

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues are derived from a small number of customers. For the three months ended June 30, 2009, two customers accounted for 38% and 33% of net revenues. In the same period in 2008, four customers accounted for 23%, 19%, 17% and 16% of net revenues. In the six months ended June 30, 2009, two customers accounted for 44% and 25% of net revenues. In the same period in 2008, four customers accounted for 20%, 19%, 18% and 15% of net revenues.

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

The following table sets forth the computation of diluted weighted-average common and potential common shares outstanding for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic weighted-average common shares outstanding	30,531	31,386	30,460	31,964

Effect of dilutive securities:
Warrants	—	22	—	37
Restricted Stock Units	—	34	—	37
Employee Stock Purchase Plan	—	—	—	3
Options	—	60	—	124

Diluted weighted-average common and potential common shares outstanding	30,531	31,502	30,460	32,165

Weighted-average options, warrants, RSUs, and ESPP shares to purchase a total of 5,560,455 and 5,061,512 shares of common stock for the three and six months ended June 30, 2009, respectively, and 3,232,699 and 2,832,461 for the three and six months ended June 30, 2008, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

7. Commitments and Contingencies

Losses on Firm Purchase Commitments

In the ordinary course of business, the Company enters into agreements to purchase finished goods at specified prices from contract manufacturers for future delivery to customers. If a customer cancels an order after the Company has agreed to purchase the finished goods from a contract manufacturer, the Company may incur cancellation costs payable to the manufacturer.

In the quarter ended June 30, 2009, a customer cancelled a significant product purchase order. As a result, the Company expects to incur $2.1 million in cancellation costs and recognized that amount in cost of revenues in the three months ended June 30, 2009. The Company believes it is entitled to reimbursement of these cancellation costs pursuant to the terms of its sales agreement with the customer. The Company is working with the customer to resolve this matter. The Company has not recorded a receivable related to the reimbursement of these cancellation costs.

Legal Matters

On September 15, 2008, and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al. , Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. On April 1, 2009, the court entered an order denying the defendants’ previously filed motion to dismiss the consolidated complaint. On May 1, 2009, all defendants filed an answer to the consolidated complaint and moved to reconsider the order on the motion to dismiss. On June 5, 2009, the court granted defendants’ motion for reconsideration and vacated its prior order denying defendants’ motion to dismiss. On July 28, 2009, the court denied defendants’ renewed motion to dismiss. The Company intends to defend this litigation vigorously. Due to the preliminary nature of this litigation, the Company is unable to estimate a range of exposure associated with this litigation.

On October 8, 2008, a purported shareholder, Jerry Rosenbaum, filed a derivative action in the Superior Court for the State of California, County of San Diego, against the Company, as nominal defendant, and certain of our current and former officers and directors, including the members of our Audit Committee, as defendants. Two other purported shareholders, Mark Campos and Chris Arnsdorf, separately filed substantially similar lawsuits in the same court on October 20, 2008 and November 5, 2008, respectively. The complaints allege claims for breach of fiduciary duties for disseminating false and misleading statements and for failing to maintain internal controls, unjust enrichment, abuse of control, and gross mismanagement, in each case for the period from February 2007 to the date on which each complaint was filed. The plaintiffs allege that the Company misrepresented its financial results by failing to disclose that it recognized certain revenues in violation of generally accepted accounting principles and the Company’s own internal revenue cut-off procedures. Additionally, the plaintiffs allege that the Company misrepresented the status of the accounting review conducted by the Audit Committee. The plaintiffs are seeking an unspecified amount for damages sustained by the Company, attorneys’ fees and costs, and appropriate equitable relief. On May 19, 2009, the court entered an order consolidating the three derivative lawsuits. Due to the preliminary nature of this litigation, the Company is unable to estimate a range of exposure associated with this litigation.

On July 6, 2009, SPH America, LLC filed suit in the United States District Court for the Eastern District of Virginia against the Company and numerous other defendants, including original equipment manufacturers of laptops and manufacturers of wireless modems, alleging, among other things, that the defendants’ manufacture, sale and/or use of certain wireless modems infringes various U.S. patents to which plaintiff purportedly has exclusive licensing rights. On July 8, 2009, WIAV Networks, LLC filed suit in the United States District Court for the Eastern District of Texas against the Company and numerous other defendants, including original equipment manufacturers of laptops and manufacturers of wireless modems, alleging, among other things, that the defendants’ manufacture, sale and/or use of certain wireless modems infringes various U.S. patents which plaintiff purportedly owns. The Company has not been served in either of these putative patent infringement cases. Due to the preliminary nature of these actions, the Company is unable to estimate the range of exposure associated with these matters.

Indemnification

In the normal course of business, the Company periodically enters into agreements that require the Company to indemnify and defend its customers for, among other things, claims alleging that the Company’s products infringe third-party patents or other intellectual property rights. The Company’s maximum exposure under these indemnification provisions cannot be estimated.

On January 9, 2009, DNT, LLC filed a putative patent infringement lawsuit in the United States District Court for the Eastern District of Virginia against several wireless carriers, including two of the Company’s customers, Sprint Nextel Corporation and Verizon Wireless, Inc., as defendants. The complaint alleges, among other things, that the defendants’ use, sale and importation of specified wireless modem cards for computers designed to be used in conjunction with the defendants’ cellular networks constitutes direct infringement of U.S. Patent No. RE 37,660, which the plaintiff allegedly owns. The complaint also alleges that customer use of the products sold by the defendants constitutes indirect infringement of the patent allegedly owned by the plaintiff. The plaintiff is seeking an amount of damages equal to no less than a reasonable royalty for the sale of each infringing product, an injunction, costs and other relief as appropriate. On March 23, 2009, the Company filed a motion to intervene and on April 20, 2009, the plaintiff filed a counterclaim against the Company. The court has set a trial date in December 2009. Due to the preliminary nature of this action, the Company is unable to estimate the range of exposure associated with this matter.

On January 16, 2009, Datascape, Inc. filed a putative patent infringement lawsuit in the United States District Court for the Northern District of Georgia against two of the Company’s customers, Sprint Spectrum, L.P. and Sprint Solutions, Inc. as defendants. The complaint alleges generally that the defendants have engaged in the manufacture, sale, import and/or use of products and/or processes that constitutes infringement of U.S. Patent Nos. 5,742,845, 5,905,908, 6,366,967, 6,684,269 and 6,745,259, which the plaintiff allegedly owns. The plaintiff is seeking an amount of damages no less than a reasonable royalty, treble damages, an injunction, attorney’s fees and costs and additional relief as appropriate. The Company has agreed to defend its customers in this lawsuit pursuant to its contractual arrangements with the customers. Due to the preliminary nature of this matter, the Company is unable to estimate the range of exposure associated with this matter.

8. Comprehensive Income (loss)

Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(800)	$952	$(3,263)	$2,785
Unrealized gain (loss) on cash equivalents and marketable securities, net of tax	48	(115)	15	(85)

Comprehensive income (loss)	$(752)	$837	$(3,248)	$2,700

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

The 37.4% effective income tax rate, not including discrete items, recorded during the six months ended June 30, 2009 is lower than the annual effective tax rate of 43 % recorded during 2008 predominantly due to the Company’s inability to recognize a tax benefit from certain equity incentive awards expensed under the Company’s accounting for share-based compensation.

In January 2007, the Company adopted the authoritative accounting guidance regarding accounting for uncertainty in income taxes. Under this authoritative accounting guidance, the Company’s liability for unrecognized tax benefits as of June 30, 2009 was $19.2 million. At June 30, 2009, the Company had recorded approximately $1.2 million of accrued interest related to uncertain tax positions in its consolidated balance sheet. For the three months ended June 30, 2009, the Company recognized $401,000 of interest expense related to uncertain tax positions in its consolidated statement of operations.

The Company and its subsidiaries file federal, state and foreign income tax returns in jurisdictions with various statutes of limitations. The Internal Revenue Service’s examination of the Company’s federal income tax return for the year ended December 31, 2006 has been completed and resulted in no adjustments. The Company is subject to various income tax examinations for 1996 through 2008 due to the availability of net operating loss carryforwards.

In the third quarter of 2009, the Company may release $3.2 million of its liability for unrecognized tax benefits due to the expiration of the statute of limitations applicable to the 2005 taxable year and the completion of the examination of the Company’s 2006 federal tax return. Approximately $1.4 million of this amount would benefit the three months ended September 30, 2009 tax provision as a discrete item.

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

Net Revenues. We believe that our future net revenues will be influenced largely by the speed and breadth of the demand for wireless access to data through the use of next generation networks including demand for 3G products and 3G data access services, particularly in Europe, North America and Asia; customer acceptance for our new products that address these markets, including our MiFi™ line of Intelligent Mobile Hotspots; and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

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

We anticipate introducing additional 3G products during 2009. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Alcatel-Lucent, Dell, Hon Hai, QUALCOMM, Sony, Sprint PCS, Verizon Wireless, Telefonica, Virgin Mobile and Vodafone and software vendors. Our strategic relationships also include technology and marketing relationships with wireless operators, OEM partners that integrate our products into other devices, distributors and leading hardware and software technology providers. Through these strategic relationships, we have been able to enhance our market penetration activities by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Our most significant OEM customer in the first half of 2009 has informed us that it intends to move to a direct component sourcing model in an effort to reduce costs. As a result, we expect only nominal sales to this customer in the third quarter of 2009. We believe revenues from expected sales of our MiFi product line will offset the reduction in revenues from this customer in the third quarter of 2009.

Cost of Revenues. We currently outsource our manufacturing operations to LG Innotek and IAC. In addition, we currently outsource certain distribution, fulfillment and repair services related to our business in EMEA to Mobiltron. All costs associated with these manufacturers and Mobiltron are included in our cost of revenues. Cost of revenues also includes warranty costs, amortization of intangible licenses, royalties based on a percentage of revenues, operations group expenses, costs related to outside services and costs related to inventory adjustments, including write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.

Operating Costs and Expenses. Many of our products target wireless operators and other customers in North America, Europe, and Asia. We will likely develop new products to serve these markets, resulting in increased research and development expenses associated with such new product development. We have in the past and expect to continue to incur these expenses in future periods prior to recognizing net revenues from sales of these products.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, provision for warranty costs, royalty costs, income taxes, foreign exchange forward contracts, and share-based compensation expense. The significant accounting policies used in preparation of these consolidated financial statements for the three and six months ended June 30, 2009 are consistent with those discussed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 in all material respects and in Note 1 to the consolidated financial statements included in this report. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and six months ended June 30, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Future Accounting Requirements

In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance, which delays for one year the effective date of the authoritative guidance for fair value measurements for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this accounting guidance did not have a material impact on the Company’s financial condition or operating results.

On January 1, 2009, the Company adopted the FASB’s authoritative accounting guidance regarding disclosure requirements for derivative instruments and hedging activities. This new guidance requires enhanced disclosures for derivative instruments, including those used in hedging activities. The adoption of this accounting guidance did not have an impact on the Company’s statements of operations or balance sheet.

In April 2009, the FASB issued authoritative guidance for determining fair value when there is no active market or where price inputs represent distressed sales and for determining other-than-temporary impairments for debt securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The application of this accounting guidance did not have a material impact on the Company’s financial condition or operating results.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net revenues. Net revenues for the three months ended June 30, 2009 was $84.1 million compared to $89.6 million for the same period in 2008. The overall decline in net revenues was primarily attributable to a decrease in sales for our High Speed Packet Access, or HSPA, products, partially offset by an increase in our EV-DO products. The decrease in HSPA product sales, which were mainly shipped to the European market, for the three months ended June 30, 2009 compared to the same period in 2008 was approximately $34.1 million. The decrease was primarily due to the persistent competitive pressures that resulted in the erosion of our market share in Europe. HSPA net revenues represented approximately 5% of our net revenues in the three months ended June 30, 2009 compared to 43% for the same period in 2008. The increase in our EV-DO product sales for the three months ended June 30, 2009 compared to the same period in 2008 was approximately $26.0 million. This increase in EV-DO product sales was driven by an embedded module product for an E-reader, increased USB product sales and the introduction of the MiFi intelligent mobile hotspot product. These products are primarily sold in the North American market and represented approximately 92% of net revenues in the three months ended June 30, 2009 compared to 57% in the same period in 2008.

The unfavorable macroeconomic conditions make it more difficult to forecast trends in net revenues in the near term and we expect these conditions to continue throughout 2009.

Cost of revenues. Cost of revenues for the three months ended June 30, 2009 was $65.5 million, or 78.0% of net revenues, as compared to $67.0 million, or 74.7% of net revenues, for the same period in 2008.

Cost of revenues as a percentage of net revenues for the three months ended of June 30, 2009 was unfavorably impacted by $2.1 million of purchase cancellation costs recognized by the Company. During the three months ended June 30, 2009, a customer cancelled a significant product purchase order. As a result, the Company expects to incur $2.1 million in cancellation costs and recognized that amount in cost of revenues in the three months ended June 30, 2009. The Company believes it is entitled to reimbursement of these cancellation costs pursuant to the terms of its sales agreement with the customer. The Company is working with the customer to resolve this matter. The Company has not recorded a receivable related to the reimbursement of these cancellation costs.

Cost of revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

The current global economic conditions and related increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross margin. Gross margin for the three months ended June 30, 2009 was $18.6 million, or 22.1% of net revenues, compared to $22.7 million, or 25.3% of net revenues, for the same period in 2008. The decrease was primarily attributable to the changes in net revenues and cost of revenues as discussed above.

Research and development expenses. Research and development expenses for the three months ended June 30, 2009 were $10.7 million, or 12.7% of net revenues, compared to $9.3 million, or 10.3% of net revenues, for the same period in 2008. The increase was due primarily to higher compensation expense and an increase in test and certification fees in the three months ended June 30, 2009 compared to the same period in 2008 to support expanded research and development and product introduction activities. The Company continues to believe that focused investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in research and development to remain competitive.

In addition, research and development expenses as a percentage of net revenues are expected to fluctuate in future quarters depending on the amount of net revenues recognized, and potential variation in the costs associated with the development of the Company’s products, including the number and complexity of the products under development and the progress of the development activities with respect to those products. However, we expect to maintain or increase our investment in research and development to continue to provide innovative products and services.

Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2009 were $4.9 million, or 5.8% of net revenues, compared to approximately $5.0 million, or 5.6% of net revenues, for the same period in 2008. Sales and marketing expenses were relatively consistent for the three months ended June 30, 2009 as compared to the same period in 2008. While managing sales and marketing expenses relative to revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2009 were $4.4 million, or 5.2% of net revenues, compared to $7.1 million, or 8.0% of net revenues, for the same period in 2008. The prior year included professional fees and related expenses of approximately $2.6 million primarily related to the Company’s internal review of revenue cut-off procedures, internal controls and accounting related to certain customer contracts. The Company concluded its review in September 2008.

Interest income, net. Interest income, net, for the three months ended June 30, 2009 was $370,000 as compared to $1.1 million for the same period in 2008. Although the Company’s average cash and marketable securities balance has increased period over period, average yields decreased.

Other income (expense), net. Other income (expense), net, for the three months ended June 30, 2009 was an income of $81,000 as compared to an expense of $76,000 for the same period in 2008.

Income tax expense (benefit). Income tax benefit, including discrete items, was approximately $135,000, or 14.4% of income before taxes, for the three months ended June 30, 2009 compared to income tax expense of $1.3 million, or 58.0% of income before taxes, for the same period in 2008. For the three months ended June 30, 2009, the Company recognized $401,000 of interest expense related to uncertain tax positions in its consolidated statement of operations.

The Company currently estimates its effective income tax rate, not including discrete items, to be approximately 41.3% for the three months ended June 30, 2009, compared to 53.1% in 2008. The estimated annual effective income tax rate for 2009 is lower than for 2008, primarily due to the benefits from the Company’s federal and state research and development tax credits, offset by our inability to currently deduct for federal income tax purposes expense associated with certain equity incentive awards that were expensed for financial statement purposes.

Net income (loss). For the three months ended June 30, 2009, we reported a net loss of $800,000, as compared to net income of $952,000 for the same period in 2008. Although operating expenses decreased during the second quarter of 2009 compared to the same period last year, net income was negatively impacted by the decreases in net revenues and gross margin percentage as discussed above.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net revenues. Net revenues for the six months ended June 30, 2009 were $154.5 million compared to $177.5 million for the same period in 2008. The overall decline in net revenues was primarily attributable to a decrease in sales for our High Speed Packet Access, or HSPA, products, partially offset by an increase in our EV-DO products. The decrease in HSPA product sales, which were mainly shipped to the European market, for the six months ended June 30, 2009 compared to the same period in 2008 was approximately $65.1 million. The decrease was primarily due to the aggressive and competitive pricing pressures that eroded our market share in Europe. HSPA net revenues represented approximately 9% of net revenues in the six months ended June 30, 2009 compared to 44% for the same period in 2008. The increase in our EV-DO product sales for the six months ended June 30, 2009 compared to the same period in 2008 was approximately $39.4 million. This increase in EV-DO product sales was driven by an embedded module product for an E-reader, increased USB product sales and the introduction of the MiFi intelligent mobile hotspot product. These products are primarily sold in the North American market and represented approximately 88% of net revenues in the six months ended June 30, 2009 compared to 56% in the same period in 2008.

The unfavorable macroeconomic conditions make it more difficult to forecast trends in net revenues in the near term and we expect these conditions to continue throughout 2009.

Cost of revenues. Cost of revenues for the six months ended June 30, 2009 was $119.9 million, or 77.6% of net revenues, as compared to $133.1 million, or 75.0% of net revenues, for the same period in 2008. During the six months ended June 30, 2009, a customer cancelled a significant product purchase order. As a result, the Company expects to incur $2.1 million in purchase cancellation costs and recognized that amount in cost of revenues in the six months ended June 30, 2009. The Company believes it is entitled to reimbursement of these cancellation costs pursuant to the terms of its sales agreement with the customer. The Company is working with the customer to resolve this matter. The Company has not recorded a receivable related to the reimbursement of these cancellation costs.

Cost of revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

The current global economic conditions and related increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross margin. Gross margin for the six months ended June 30, 2009 was $34.6 million, or 22.4% of net revenues, compared to $44.4 million, or 25.0% of net revenues, for the same period in 2008. The decrease was primarily attributable to the changes in net revenues and cost of revenues as discussed above.

Research and development expenses. Research and development expenses for the six months ended June 30, 2009 were $21.7 million, or 14.1% of net revenues, compared to $18.4 million, or 10.4% of net revenues, for the same period in 2008. The increase during the year was primarily due to higher compensation expense and an increase in test and certification fees in the first six months of 2009 as compared to the same period in 2008. These expenditures were primarily made to support expanded research and development and product introduction activities. The Company continues to believe that focused investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in research and development to remain competitive.

In addition, research and development expenses as a percentage of net revenues are expected to fluctuate in future quarters depending on the amount of net revenues recognized, and potential variation in the costs associated with the development of the Company’s products, including the number and complexity of the products under development and the progress of the development activities with respect to those products. However, we expect to maintain or increase our investment in research and development to continue to provide innovative products and services.

Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2009 were $9.4 million, or 6.1% of net revenues, compared to approximately $10.5 million, or 5.9% of net revenues, for the same period in 2008. While managing sales and marketing expenses relative to revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2009 were $8.8 million, or 5.7% of net revenues, compared to $12.5 million, or 7.0% of net revenues, for the same period in 2008. The prior year included professional fees and related expenses of approximately $2.6 million related to the Company’s internal review of revenue cut-off procedures, internal controls and accounting related to certain customer contracts. The Company concluded its review in September 2008.

Interest income, net. Interest income, net, for the six months ended June 30, 2009 was $851,000 as compared to $2.6 million for the same period in 2008. Although the Company’s average cash and marketable securities balance increased period over period, average yields decreased.

Other income (expense), net. Other income (expense), net, for the six months ended June 30, 2009 was $3,000 in expense as compared to $470,000 in income for the same period in 2008. The income in 2008 was primarily due to gains on our Euro-denominated receivable and cash balances as a result of the weakening of the U.S. Dollar during the first quarter of 2008, net of losses on Euro-denominated foreign exchange forward contracts during the same period in 2008. In 2009, Euro-denominated foreign currency gains (losses) were affected, in part, by the lower revenues posted in Europe as discussed above.

Income tax expense (benefit). Income tax benefit, including discrete items, was approximately $1.2 million, or 26.8% of income before taxes, for the six months ended June 30, 2009 compared to income tax expense of approximately $3.2 million, or 53.7% of income before taxes, for the same period in 2008. For the six months ended June 30, 2009, the Company recognized $559,000 of interest expense related to uncertain tax positions in its consolidated statement of operations. This expense is recorded as a discrete item in the Company’s tax provision.

The Company currently estimates its effective income tax rate, not including discrete items, to be approximately 37.4% for the six months ended June 30, 2009, compared to 53.1% in 2008. The effective income tax rate for 2009 is lower than 2008 primarily due to the benefits from the Company’s federal and state research and development tax credits, offset by our inability to currently deduct for federal income tax purposes expense associated with certain equity incentive awards that were expensed for financial statement purposes.

Net income (loss). For the six months ended June 30, 2009, we reported net loss of $3.3 million, as compared to net income of $2.8 million for the same period in 2008. Although operating expenses decreased during the six months ended June 30, 2009 compared to the same period last year, net income was negatively impacted by the decreases in net revenues and gross margin percentage as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations. We do not currently have a revolving credit facility or similar loan agreement. As of June 30, 2009, we had working capital of $163.6 million and $145.9 million in cash, cash equivalents and short and long-term marketable securities, which is an increase of $2.7 million from $143.2 million at December 31, 2008. The net increase is primarily attributable to cash provided by operating activities, offset by purchases of property and equipment.

Historical Cash Flows

Operating Activities. Net cash provided by operating activities was $5.9 million for the six months ended June 30, 2009, compared to $5.9 million for the same period in 2008. During the six months ended June 30, 2009, the $5.9 million in cash provided by operating activities was primarily attributable to decreases in working capital, exclusive of accounts receivable, and non-cash charges including depreciation, amortization and share-based compensation, offset by our year-to-date net loss of $3.3 million and increases in our accounts receivable. During the six months ended June 30, 2008, the $5.9 million in cash provided by operating activities was primarily attributable to our year-to-date net income of $2.8 million and non-cash charges including depreciation and amortization, charges for inventory losses and share-based compensation, offset by increases in inventories and accrued expenses.

Investing activities. Net cash provided by investing activities for the six months ended June 30, 2009 was $3.8 million, compared to $11.4 million during the same period in 2008. Net cash provided by investing activities in the six months ended June 30, 2009 was primarily related to sales of investment securities, offset by purchases of securities and property and equipment. The net cash provided by investing activities in the six months ended June 30, 2008 was primarily due to the sale and maturity of investment securities, offset by purchases of securities and property and equipment to establish production capacity at a second contract manufacturer of the Company’s products.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2009 was $196,000, compared to $19.9 million used in financing activities during the same period in 2008. Net cash provided by financing activities during the six months ended June 30, 2009 was primarily related to proceeds from stock option exercises and stock purchases through our employee stock purchase plan. Net cash used in financing activities in the six months ended June 30, 2008 was primarily due to the Company’s repurchase of $20.3 million of its outstanding common stock on the open market pursuant to a repurchase program.

Other Liquidity Needs

The Company expects to incur professional fees and expenses to defend litigation filed against the Company or related to its products, which litigation is discussed in Note 7 to our consolidated financial statements included in this report. These costs cannot be estimated at this time.

During the next 12 months we plan to incur $10 million to $13 million for the acquisition of property and equipment and additional licenses.

We believe that our available cash and investments, together with our operating cash flows, will be sufficient to fund operations, including the potential expansion of our sales and marketing team, the further development of our new products and the related potential increase in our general and administrative expenses, and to satisfy our working capital requirements and anticipated capital expenditures for the next 12 months. Our future net revenues are dependent on us fulfilling our commitments under agreements with a small number of major customers. Our liquidity could be impaired if there is any interruption in our business operations, a material failure to satisfy these contractual commitments or a failure to generate revenues from new or existing products.

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

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On September 15, 2008, and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al. , Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. On April 1, 2009, the court entered an order denying the defendants’ previously filed motion to dismiss the consolidated complaint. On May 1, 2009, all defendants filed an answer to the consolidated complaint and moved to reconsider the order on the motion to dismiss. On June 5, 2009, the court granted defendants’ motion for reconsideration and vacated its prior order denying defendants’ motion to dismiss. On July 28, 2009, the court denied defendants’ renewed motion to dismiss. The Company intends to defend this litigation vigorously.

On January 16, 2009, Datascape, Inc. filed a putative patent infringement lawsuit in the United States District Court for the Northern District of Georgia against two of the Company’s customers, Sprint Spectrum, L.P. and Sprint Solutions, Inc. as defendants. The complaint alleges generally that the defendants have engaged in the manufacture, sale, import and/or use of products and/or processes that constitutes infringement of U.S. Patent Nos. 5,742,845, 5,905,908, 6,366,967, 6,684,269 and 6,745,259, which the plaintiff allegedly owns. The plaintiff is seeking an amount of damages no less than a reasonable royalty, treble damages, an injunction, attorney’s fees and costs and additional relief as appropriate. The Company has agreed to defend its customers in this lawsuit pursuant to its contractual arrangements with the customers. Due to the preliminary nature of this matter, the Company is unable to estimate the range of exposure associated with this matter.

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

On June 18, 2009, we held our 2009 annual meeting of stockholders at which our stockholders voted upon (i) the election of two nominees to our board of directors to serve three-year terms expiring at our 2012 annual meeting of stockholders; (ii) the approval of the amendment and restatement of our 2000 Employee Stock Purchase Plan; and (iii) the approval of our 2009 Omnibus Incentive Compensation Plan.

Our stockholders elected each of Mr. Peter V. Leparulo and Mr. Horst J. Pudwill to three-year terms as members of our board of directors and the other proposals passed. Additional information regarding the matters submitted to a vote of our stockholders at our 2009 annual meeting may be found in our definitive proxy statement filed with the Securities and Exchange Commission on April 30, 2009.

The results with respect to the election of directors were as follows:

	For	Against/ Withheld
Election of Peter V. Leparulo	24,547,595	3,442,839
Election of Horst J. Pudwill	27,032,438	957,996

The directors whose terms continued after the annual meeting are James Ledwith, Greg Lorenzetti, John Ross, John D. Wakelin and David A. Werner.

The results with respect to the approval of the amendment and restatement of the 2000 Employee Stock Purchase Plan and the 2009 Omnibus Incentive Compensation Plan were as follows:

	For	Against/ Withheld	Abstentions	Broker Non-Votes
Approval of the Amendment and Restatement of the 2000 Employee Stock Purchase Plan	23,985,674	889,494	5,695	3,109,581
Approval of the 2009 Omnibus Incentive Compensation Plan	19,167,526	5,708,639	4,688	3,109,581

Item 5.	Other Information.

Not applicable.

Item	6. Exhibits.

Exhibit
Number	Description
10.1*	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed April 30, 2009).

10.2*	2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 24, 2009).

10.3*	2009 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 24, 2009).

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2009	Novatel Wireless, Inc.

	By:	/S/ PETER LEPARULO
Peter Leparulo Chairman and Chief Executive Officer (principal executive officer)

	By:	/S/ KENNETH LEDDON
Kenneth Leddon Senior Vice President and Chief Financial Officer (principal financial and accounting officer)