Form 10-Q
period 2009-09-30
NOVATEL WIRELESS INC
filed 2009-11-02
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 30, 2009 was 30,846,703.

As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Novatel Wireless” refer to Novatel Wireless, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include the following:

•	the impact of uncertain global economic conditions on the demand for our products;

•	our ability to compete in the market for wireless broadband data access products;

•	our ability to introduce and sell new products that comply with evolving industry standards, including 3G standards;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	demand for broadband wireless access to enterprise networks and the Internet;

•	the outcome of pending or future litigation, including the current class action securities litigation and intellectual property litigation;

•	the impact of the current global credit crisis on the value and liquidity of the securities in our investment portfolio;

•	our ability to properly manage growth in our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture of sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development of our products;

•	risks associated with doing business abroad, including foreign currency risks;

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business; and

•	our ability to timely comply with public reporting obligations and maintain the listing of our common stock on The Nasdaq Global Select Market.

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

Trademarks

“Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot” , “Freedom. My Way”, “Merlin”, “MobiLink”, “Expedite”, “Ovation,” “Conversa”, “TotalMobileInternet”, and “NovaSpeed” are trademarks of Novatel Wireless, Inc. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,896	$77,733
Marketable securities	26,282	58,536
Accounts receivable, net of allowance for doubtful accounts of $665 at September 30, 2009 and $1,010 at December 31, 2008	48,619	40,072
Inventories	26,327	23,229
Deferred tax assets, net	7,584	7,513
Prepaid expenses and other	3,859	9,923

Total current assets	218,567	217,006

Property and equipment, net of accumulated depreciation of $40,887 at September 30, 2009 and $33,417 at December 31, 2008	16,792	20,225
Marketable securities	42,708	6,962
Intangible assets, net of accumulated amortization of $2,226 at September 30, 2009 and $8,568 at December 31, 2008	1,186	1,860
Deferred tax assets, net	14,407	14,402
Other assets	314	276

Total assets	$293,974	$260,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,641	$23,225
Accrued expenses	22,547	20,628
Accrued income taxes	2,032	—

Total current liabilities	69,220	43,853
Capital lease obligations, long-term	203	269
Other long-term liabilities	17,067	18,647

Total liabilities	86,490	62,769

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 30,847 and 30,327 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	31	30
Additional paid-in capital	413,794	407,252
Accumulated other comprehensive income	81	62
Accumulated deficit	(181,422)	(184,382)

	232,484	222,962
Treasury stock at cost; 2,436 common shares at September 30, 2009 and December 31, 2008	(25,000)	(25,000)

Total stockholders’ equity	207,484	197,962

Total liabilities and stockholders’ equity	$293,974	$260,731

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$94,293	$78,398	$248,786	$255,858
Cost of revenues	64,488	61,735	184,369	194,806

Gross margin	29,805	16,663	64,417	61,052

Operating costs and expenses:
Research and development	11,707	9,132	33,419	27,569
Sales and marketing	5,462	4,260	14,817	14,726
General and administrative	5,386	5,711	14,237	18,204

Total operating costs and expenses	22,555	19,103	62,473	60,499

Operating income (loss)	7,250	(2,440)	1,944	553
Other income (expense):
Interest income, net	271	956	1,122	3,513
Other income (expense), net	174	(608)	171	(138)

Income (loss) before taxes	7,695	(2,092)	3,237	3,928
Income tax expense (benefit)	1,472	(1,046)	277	2,189

Net income (loss)	$6,223	$(1,046)	$2,960	$1,739

Per share data:
Net income (loss) per share:
Basic	$0.20	$(0.03)	$0.10	$0.06
Diluted	$0.20	$(0.03)	$0.10	$0.06
Weighted average shares used in computation of basic and diluted net income (loss) per share:
Basic	30,694	30,397	30,539	31,440
Diluted	31,508	30,397	31,078	31,613

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,960	$1,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,236	8,196
Provision for bad debts	107	1,020
Inventory provision	1,910	4,472
Share-based compensation expense	5,035	4,811
Excess tax benefits from equity-based awards	(282)	(61)
Non-cash income tax benefit	(76)	(627)
Changes in assets and liabilities:
Accounts receivable	(8,654)	26,784
Inventories	(3,443)	(8,959)
Prepaid expenses and other assets	5,707	(1,099)
Accounts payable	20,757	(10,420)
Accrued expenses, income taxes, and other	(57)	(3,090)

Net cash provided by operating activities	34,200	22,766

Cash flows from investing activities:
Purchases of property and equipment	(4,226)	(6,727)
Purchases of intangible assets	(524)	(408)
Purchases of securities	(59,191)	(67,033)
Securities maturities/sales	55,718	70,805

Net cash used in investing activities	(8,223)	(3,363)

Cash flows from financing activities:
Principal payments under capital lease obligations	(178)	(79)
Repurchase of common stock	—	(25,000)
Proceeds from exercise of stock options and employee stock purchase plan	1,799	435
Excess tax benefits from stock options exercised	282	61

Net cash provided by (used in) financing activities	1,903	(24,583)
Effect of exchange rates on cash and cash equivalents	283	(299)

Net increase (decrease) in cash and cash equivalents	28,163	(5,479)
Cash and cash equivalents, beginning of period	77,733	84,600

Cash and cash equivalents, end of period	$105,896	$79,121

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$10	$14
Income taxes	$294	$5,032

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”, “we”, “our”, “us”) in accordance with the rules of the Securities and Exchange Commission. The information at September 30, 2009 and the results of its operations for the three and nine months ended September 30, 2009 and September 30, 2008 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies used in preparing these consolidated financial statements are the same as those described in the Company’s Form 10-K with the exception of new accounting pronouncements adopted in 2009. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

The Company evaluated subsequent events through November 2, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-14, which amends ASC Topic 985-605, Software-Revenue Recognition, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective beginning January 1, 2011. Earlier application is permitted. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements.

2. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following as of September 30, 2009 (in thousands):

September 30, 2009	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government agency securities	1 or less	$9,511	$38	$—	$9,549
Certificates of deposit	1 or less	14,395	11	—	14,406
Corporate debentures / bonds	1 or less	2,306	21	—	2,327

Total short-term marketable securities		26,212	70	—	26,282

US government agency securities	1 to 2	22,584	17	—	22,601
Certificates of deposit	1 to 2	7,948	—	(6)	7,942
Corporate debentures / bonds	1 to 2	12,119	46	—	12,165

Total long-term marketable securities		42,651	63	(6)	42,708

		$68,863	$133	$(6)	$68,990

As of September 30, 2009, net unrealized gains of $127,000, or $81,000 net of taxes, are included in accumulated other comprehensive income on the consolidated balance sheet.

At September 30, 2009, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position for more than 12 months. The Company believes the unrealized losses at September 30, 2009 represent a temporary condition due to the investment grade rating of the investment securities.

Inventories

Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Finished goods	$26,327	$22,515
Raw materials and components	—	714

	$26,327	$23,229

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Royalties	$4,940	$3,657
Payroll and related expenses	7,313	3,479
Product warranty	3,308	3,471
Market development fund and price protection	1,122	2,963
Deferred rent	485	740
Professional fees	1,121	1,003
Other	4,258	5,315

	$22,547	$20,628

Accrued Warranty Obligations

Accrued warranty obligations consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Warranty liability at beginning of period	$3,585	$2,884	$3,471	$3,077
Additions charged to operations	635	578	2,261	1,009
Deductions from reserves	(912)	(382)	(2,424)	(1,006)

Warranty liability at end of period	$3,308	$3,080	$3,308	$3,080

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

As of September 30, 2009, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3 assets).

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with the authoritative accounting guidance for fair value measurements as of September 30, 2009 (in thousands):

Description	September 30, 2009	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$100,118	$100,118	$—

Total cash equivalents	100,118	100,118	—

Short-term marketable securities:
US government agency securities	9,549	—	9,549
Certificates of deposit	14,406	—	14,406
Corporate debentures / bonds	2,327	—	2,327

Total short-term marketable securities	26,282	—	26,282

Long-term marketable securities:
US government agency securities	22,601	—	22,601
Certificates of deposit	7,942	—	7,942
Corporate debentures / bonds	12,165	—	12,165

Total long-term marketable securities	42,708	—	42,708

Total financial assets	$169,108	$100,118	$68,990

Liabilities:
Foreign exchange forward contracts	$7	$—	$7

As of September 30, 2009, the total amount of outstanding foreign exchange forward contracts amounted to €1.6 million ($2.3 million using the exchange rate as of September 30, 2009). These contracts are used to hedge the Company’s Euro-denominated cash and accounts receivable balances. For the three and nine months ended September 30, 2009, the Company recorded losses of $470,000 and $558,000, respectively, on its foreign exchange forward contracts. For the three and nine months ended September 30, 2008, the Company recorded a gain of $1.7 million and a loss of $1,000, respectively, on its foreign exchange forward contracts.

4. Share-Based Compensation

The Company included the following amounts for share-based compensation awards in the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenues	$179	$154	$581	$433
Research and development	661	541	1,976	1,558
Sales and marketing	281	251	853	733
General and administrative	605	674	1,625	2,087

Totals	1,726	1,620	5,035	4,811
Tax effect on share-based compensation	(261)	(267)	(787)	(927)

Net effect on net income	$1,465	$1,353	$4,248	$3,884

Effect on net income per share:
Basic	$0.05	$0.04	$0.14	$0.12
Diluted	$0.05	$0.04	$0.14	$0.12

5. Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one reportable segment.

The Company has operations in the United States, Canada, Europe and Asia. The amount of the Company’s assets in the United States, Canada, Europe and Asia as of September 30, 2009 was $289.0 million, $3.9 million, $1.0 million and $52,000, respectively, and as of December 31, 2008 was $253.5 million, $6.3 million, $892,000 and $59,000, respectively.

For the three months ended September 30, 2009, approximately 5% of net revenues were derived from international customers (Europe/Middle East/Africa 5% and Asia / Australia 0%) as compared to approximately 38% of net revenues derived from international customers (Europe/Middle East/Africa 37% and Asia / Australia 1%) for the three months ended September 30, 2008. For the nine months ended September 30, 2009, approximately 6% of net revenues were derived from international customers (Europe/Middle East/Africa 6% and Asia / Australia 0%) as compared to approximately 37% of net revenues derived from international customers (Europe/Middle East/Africa 37% and Asia / Australia 0%) for the nine months ended September 30, 2008.

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues are derived from a small number of customers. For the three months ended September 30, 2009, sales to three customers accounted for 43%, 15% and 13%, respectively, of net revenues. In the same period in 2008, sales to three customers accounted for 38%, 14% and 14%, respectively, of net revenues. In the nine months ended September 30, 2009, sales to three customers accounted for 32%, 28% and 11%, respectively, of net revenues. In the same period in 2008, sales to four customers accounted for 25%, 18%, 15% and 14%, respectively, of net revenues.

The Company outsources its manufacturing to two third-party contract manufacturers. If one or both of them were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company’s revenues and results of operations.

6. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities (consisting of options, warrants, restricted stock units (“RSUs”) and employee stock purchase plan withholdings using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.

The following table sets forth the computation of diluted weighted-average common and potential common shares outstanding for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic weighted-average common shares outstanding	30,694	30,397	30,539	31,440

Effect of dilutive securities:
Warrants	—	—	—	25
Restricted Stock Units	258	—	154	45
Employee Stock Purchase Plan	322	—	243	2
Options	234	—	142	101

Diluted weighted-average common and potential common shares outstanding	31,508	30,397	31,078	31,613

Weighted-average options, RSUs, and ESPP shares to acquire a total of 3,019,620 and 3,784,725 shares of common stock for the three and nine months ended September 30, 2009, respectively, and options, warrants, RSUs and ESPP shares to acquire a total of 3,377,984 and 3,233,602 shares of common stock for the three and nine months ended September 30, 2008, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

7. Commitments and Contingencies

Losses on Firm Purchase Commitments

In the ordinary course of business, the Company enters into agreements to purchase finished goods at specified prices from contract manufacturers for future delivery to customers. If a customer cancels an order after the Company has agreed to purchase the finished goods from a contract manufacturer, the Company may incur cancellation costs payable to the manufacturer. The Company may not be able to recover these costs from the customer.

In the quarter ended June 30, 2009, a customer cancelled several purchase orders. As a result, the Company recorded $2.1 million in cancellation costs, consisting of cancellation fees and the cost of components that the Company was obligated to purchase from its contract manufacturer, and recognized that amount in cost of revenues in the three months ended June 30, 2009. During the three months ended September 30, 2009, the cancellation liability was reduced by $547,000 through negotiations with the manufacturer. The $547,000 was recorded as a reduction to the Company’s cost of revenues for the three months ended September 30, 2009. At September 30, 2009, the Company’s expected liability as a result of the cancellation of these orders was $1.6 million.

In the fourth quarter of 2009, the customer agreed to purchase from the Company approximately $969,000 in non-cancellable components related to this matter. As of the date of this report, the customer’s purchase of the components has not been completed. Accordingly, the Company has not recorded a receivable related to this matter.

Legal Matters

On September 15, 2008, and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al. , Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. Discovery in this case is ongoing. The Company intends to defend this litigation vigorously. Due to the preliminary nature of this litigation, the Company is unable to estimate a range of exposure associated with this litigation.

On October 8, 2008, a purported shareholder, Jerry Rosenbaum, filed a derivative action in the Superior Court for the State of California, County of San Diego, against the Company, as nominal defendant, and certain of our current and former officers and directors, as defendants. Two other purported shareholders, Mark Campos and Chris Arnsdorf, separately filed substantially similar lawsuits in the same court on October 20, 2008 and November 5, 2008, respectively. On October 16, 2009, the plaintiffs filed a consolidated complaint. The consolidated complaint, Case No. 37-2008-00093576-CU-NP-CTL, alleges claims for breaches of fiduciary duties, violations of certain provisions of the California Corporations Code, unjust enrichment, and gross mismanagement. The plaintiffs are seeking equitable and/or injunctive relief, restitution from the defendants, attorneys’ fees and costs, and other relief. Due to the preliminary nature of this action, the Company is unable to estimate a range of exposure associated with this litigation.

On July 6, 2009, SPH America, LLC filed suit in the United States District Court for the Eastern District of Virginia against the Company and numerous other defendants, including original equipment manufacturers of laptops and manufacturers of wireless modems, alleging, among other things, that the defendants’ manufacture, sale and/or use of certain wireless modems infringes various U.S. patents to which plaintiff purportedly has exclusive licensing rights. On October 9, 2009, the court granted defendants’ motion to transfer the lawsuit to the U.S. District Court for the Southern District of California. Due to the preliminary nature of this action, the Company is unable to estimate the range of exposure associated with this litigation.

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

Indemnification

In the normal course of business, the Company periodically enters into agreements that require the Company to indemnify and or defend its customers for, among other things, claims alleging that the Company’s products infringe third-party patents or other intellectual property rights. The Company’s maximum exposure under these indemnification provisions cannot be estimated.

In addition to being named as a defendant in the litigation commenced by each of SPH America, LLC and the WIAV Networks, LLC discussed above, the Company may have applicable indemnification and / or defense obligations with respect to several of its current and former customers that were also named as defendants in the SPH America, LLC and the WIAV Networks, LLC litigation. Due to the preliminary nature of this action, the Company is unable to estimate the range of exposure associated with this matter.

On January 9, 2009, DNT, LLC filed a putative patent infringement lawsuit in the United States District Court for the Eastern District of Virginia against several wireless carriers, including two of the Company’s customers, Sprint Nextel Corporation and Verizon Wireless, Inc., as defendants. The complaint alleges, among other things, that the defendants’ use, sale and importation of specified wireless modem cards for computers designed to be used in conjunction with the defendants’ cellular networks constitutes direct infringement of U.S. Patent No. RE 37,660, which the plaintiff allegedly owns. The complaint also alleges that customer use of the products sold by the defendants constitutes indirect infringement of the patent allegedly owned by the plaintiff. The plaintiff is seeking an amount of damages equal to no less than a reasonable royalty for the sale of each infringing product, an injunction, costs and other relief as appropriate. The Company has agreed to defend its customers in this lawsuit pursuant to its contractual arrangements with the customers. On March 23, 2009, the Company filed a motion to intervene, and on April 20, 2009, the plaintiff filed a counterclaim against the Company. The court has set a trial date in December 2009. Due to the preliminary nature of this action, the Company is unable to estimate the range of exposure associated with this matter.

On January 16, 2009, Datascape, Inc. filed a putative patent infringement lawsuit in the United States District Court for the Northern District of Georgia against Company customer, Sprint Spectrum, L.P. and affiliates (“Sprint”) as defendants. The complaint alleges generally that the defendants have engaged in the manufacture, sale, import and/or use of products and/or processes that constitutes infringement of U.S. Patent Nos. 5,742,845, 5,905,908, 6,366,967, 6,684,269 and 6,745,259, which the plaintiff allegedly owns. The plaintiff is seeking an amount of damages no less than a reasonable royalty, treble damages, an injunction, attorney’s fees and costs and additional relief as appropriate. The Company has agreed to defend and indemnify Sprint in this lawsuit pursuant to its contractual obligations. Due to the preliminary nature of this matter, the Company is unable to estimate the range of exposure associated with this matter.

On June 18, 2009, MSTG, Inc. filed a putative patent infringement lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against several wireless carriers and wireless device providers, including one of the Company’s customers, Sprint Spectrum, L.P., as defendants. The complaint alleges generally that the defendants have engaged in the manufacture, use, importation, sale and/or offer for sale of products, services and technology employing inventions that constitute infringement of U.S. Patent Nos. 5,920,551, 6,198,936 and 6,438,113, which the plaintiff allegedly owns. The plaintiff is seeking an award of damages adequate to compensate MSTG for any infringement (together with pre-judgment interest); an award of all remedies available under 35 U.S.C. Sections 284 and 285; and a permanent injunction prohibiting further infringement and additional relief as may be awarded. The Company is currently evaluating this matter to determine the nature and extent of any obligation to indemnify and/or defend this customer in this lawsuit. Due to the preliminary nature of this action, the Company is unable to estimate the range of exposure associated with this matter.

On July 8, 2009, Celltrace, LLC. filed a putative patent infringement lawsuit in the United States District Court for the Eastern District of Texas, Tyler Division, against several wireless carriers, including the Company customers, Sprint, Sprint Spectrum L.P. and Cellco Partnership d/b/a Verizon Wireless, as defendants. The complaint alleges generally that the defendants have engaged in making, using, selling, offering for sale and/or leasing certain products, services and systems in Texas that constitute infringement of U.S. Patent Nos. 6,011,976 and 7,551,933, which the plaintiff allegedly owns. The complaint also alleges that each defendant sells and/or offers for sale cellular telephone services which communicate with the defendants’ cellular network that constitute infringement of the patents allegedly owned by the plaintiff. The plaintiff is seeking no less than a reasonable royalty for the acts of infringement, adjudication of infringement, damages and costs related thereto, attorneys’ fees and costs and additional relief as may be awarded. The Company is currently evaluating this matter to determine the nature and extent of any obligation to indemnify and/or defend its customers in this lawsuit. Due to the preliminary nature of this action, the Company is unable to estimate the range of exposure associated with this matter.

8. Comprehensive Income (loss)

Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$6,223	$(1,046)	$2,960	$1,739
Unrealized gains (losses) on cash equivalents and marketable securities, net of tax	4	(219)	19	(304)

Comprehensive income (loss)	$6,227	$(1,265)	$2,979	$1,435

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

The Company currently estimates its annual effective income tax rate, not including discrete items, to be approximately 30.9%, compared to 42.5% in 2008. The estimated annual effective income tax rate for 2009 is lower than for 2008 predominantly due to the effect of utilization of 2009 research and development credits.

In January 2007, the Company adopted the authoritative accounting guidance regarding accounting for uncertainty in income taxes. Under this authoritative accounting guidance, the Company’s liability for unrecognized tax benefits as of September 30, 2009 was $17.1 million. Included in the balance of unrecognized tax benefits as of September 30, 2009 are $11.8 million of tax benefits that, if recognized, would affect the Company’s effective tax rate. At September 30, 2009, the Company had recorded approximately $1.2 million of accrued interest related to uncertain tax positions in its consolidated balance sheet. For the three and nine months ended September 30, 2009, the Company included $245,000 and $805,000, respectively, of interest expense related to uncertain tax positions in its consolidated statements of operations. These amounts were partially offset by the derecognition of accrued interest expense related to the release of the liability for unrecognized tax benefits discussed below.

In the third quarter of 2009, the Company reduced its uncertain tax liability by approximately $3.1 million, including a related interest accrual of approximately $240,000, due to the expiration of the statute of limitations applicable to the 2005 taxable year and the completion of the examination of the Company’s 2006 federal tax return. Approximately $1.4 million of this amount benefited the three and nine months ended September 30, 2009 tax provision as a discrete item.

On September 23, 2008, the State of California passed tax legislation that, among other things, places a moratorium on the use of net operating loss carryforwards and limited the use of certain tax credits to reduce state income tax liability in 2009. This legislation will impact our state income tax liability in 2009.

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

Overview and Background

We are a provider of wireless broadband access solutions for the worldwide mobile cellular communications market. Our broad range of products includes third generation, or 3G, wireless PC card and ExpressCard modems, embedded modems, USB modems and other fixed-mobile convergence, or FMC, solutions and communications software for wireless network operators, infrastructure providers, distributors, original equipment manufacturers, or OEMs, and vertical markets worldwide. Through the integration of our hardware and software, our products are designed to operate on a majority of wireless networks in the world and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. We also offer software engineering, integration and design services to our customers to facilitate the use of our products.

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

We anticipate introducing additional 3G products during the next twelve months. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Alcatel-Lucent, Dell, QUALCOMM, Sony, Sprint PCS, Verizon Wireless, Telefonica, Virgin Mobile, Bell Distribution and Vodafone and software vendors. Our strategic relationships also include technology and marketing relationships with wireless operators, OEM partners that integrate our products into other devices, distributors and leading hardware and software technology providers. Through these strategic relationships, we have been able to enhance our market penetration activities by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Cost of Revenues. We currently outsource our manufacturing operations to LG Innotek and IAC. In addition, we currently outsource certain distribution, fulfillment and repair services related to our business in EMEA to Mobiltron. All costs associated with these manufacturers and Mobiltron are included in our cost of revenues. Cost of revenues also includes warranty costs, amortization of intangible licenses, royalties based on a percentage of revenues, operations group expenses, costs associated with the cancellation of purchase orders, costs related to outside services and costs related to inventory adjustments, including write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, provision for warranty costs, royalty costs, income taxes, foreign exchange forward contracts, and share-based compensation expense. The significant accounting policies used in preparation of these consolidated financial statements for the three and nine months ended September 30, 2009 are consistent with those discussed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 in all material respects and in Note 1 to the consolidated financial statements included in this report. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and nine months ended September 30, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-14, which amends ASC Topic 985-605, Software-Revenue Recognition, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective beginning January 1, 2011. Earlier application is permitted. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net revenues. Net revenues for the three months ended September 30, 2009 were $94.3 million compared to $78.4 million for the same period in 2008. The overall increase in net revenues was primarily attributable to an increase in sales for our EV-DO products, partially offset by a decrease in our sales of High Speed Packet Access, or HSPA, products. The increase in EV-DO product sales for the three months ended September 30, 2009 compared to the same period in 2008 was approximately $35.2 million. The increase was primarily due to demand for the MiFi Intelligent Mobile Hotspot product, which was introduced in the second quarter of this year. EV-DO products are primarily sold in the North American market and represented approximately 88% of net revenues in the three months ended September 30, 2009 compared to 61% in the same period in 2008. The decrease in our HSPA product sales for the three months ended September 30, 2009 compared to the same period in 2008 was approximately $18.5 million. HSPA net revenues, primarily derived from the European market, represented approximately 12% of our net revenues in the three months ended September 30, 2009 compared to 38% for the same period in 2008. The decrease in HSPA net revenues for the three months ended September 30, 2009 compared to the same period in 2008 is primarily due to the continuous erosion of our market share in Europe due to the persistent competitive pressures we are currently experiencing in that market. We expect competitive pressure in Europe to continue at least through the remainder of 2009.

The currently unfavorable macroeconomic conditions make it more difficult to forecast trends in net revenues in the near term and we expect these conditions to continue throughout 2009.

Cost of revenues. Cost of revenues for the three months ended September 30, 2009 was $64.5 million, or 68.4% of net revenues, as compared to $61.7 million, or 78.7% of net revenues, for the same period in 2008.

Cost of revenues as a percentage of net revenues for the three months ended of September 30, 2009 were positively impacted by the net effects of a favorable product mix.

In addition, cost of revenues as a percentage of net revenues for the three months ended of September 30, 2009 was favorably impacted by a reduction to the estimated purchase cancellation costs recorded in the second quarter of 2009. In the quarter ended June 30, 2009, a customer cancelled several purchase orders. As a result, the Company recorded $2.1 million in cancellation costs, consisting of cancellation fees and the cost of components that the Company was obligated to purchase from its contract manufacturer, and recognized that amount in cost of revenues in the three months ended June 30, 2009. During the three months ended September 30, 2009, the cancellation liability was reduced by $547,000 through negotiations with the manufacturer. The $547,000 was recorded as a reduction to the Company’s cost of revenues for the three months ended September 30, 2009. At September 30, 2009, the Company’s expected liability as a result of the cancellation of this significant order is $1.6 million.

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

Gross margin. Gross margin for the three months ended September 30, 2009 was $29.8 million, or 31.6% of net revenues, compared to $16.7 million, or 21.3% of net revenues, for the same period in 2008. The increase was primarily attributable to the changes in net revenues and cost of revenues as discussed above.

Research and development expenses. Research and development expenses for the three months ended September 30, 2009 were $11.7 million, or 12.4% of net revenues, compared to $9.1 million, or 11.6% of net revenues, for the same period in 2008. The increase was due primarily to higher compensation expense, an increase in test and certification fees, and an increase in equipment and product development costs in the three months ended September 30, 2009 compared to the same period in 2008 to support expanded research and development and product introduction activities. The Company continues to believe that focused investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in research and development to remain competitive.

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

Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2009 were $5.5 million, or 5.8% of net revenues, compared to approximately $4.3 million, or 5.4% of net revenues, for the same period in 2008. The increase for the three months ended September 30, 2009 compared to the same period in 2008 was due primarily to the increase in cooperative marketing and advertising funds with a customer to support the launch of the MiFi Intelligent Mobile Hotspot product.

While managing sales and marketing expenses relative to revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2009 were $5.4 million, or 5.7% of net revenues, compared to $5.7 million, or 7.3% of net revenues, for the same period in 2008. Although expenses remained consistent for the three months ended September 30, 2009 as compared to the same period in 2008, expenses for the three months ended September 30, 2009 included approximately $1.5 million in professional fees primarily related to the Company’s securities class action and intellectual property litigation discussed in Note 7 to the consolidated financial statements included in this report. The corresponding period for the prior year included professional fees and related expenses of approximately $1.3 million primarily related to the Company’s internal review of revenue cut-off procedures, internal controls and accounting related to certain customer contracts. The Company concluded its internal review in September 2008.

Interest income, net. Interest income, net, for the three months ended September 30, 2009 was $271,000 as compared to $956,000 for the same period in 2008. Although the Company’s average cash and marketable securities balance has increased period over period, average yields have decreased.

Other income (expense), net. Other income (expense), net, for the three months ended September 30, 2009 was an income of $174,000 as compared to an expense of $608,000 for the same period in 2008. The overall increase in other income and expense is attributable to the strengthening of the Euro during the three months ended September 30, 2009 and the resulting impact on our Euro-denominated foreign exchange forward contracts and Euro-denominated receivables.

Income tax expense (benefit). Income tax expense, including discrete items, was $1.5 million, or 19.1% of income before taxes, for the three months ended September 30, 2009 compared to income tax benefit of $1.0 million, or 50.0% of income before taxes, for the same period in 2008. The estimated effective tax rate is lower for the three months ended September 30, 2009 compared to the same period last year due to the recognition of an approximately $1.4 million benefit in the three months ended September 30, 2009 related to a derecognition of the Company’s uncertain tax liability. In the third quarter of 2009, the Company reduced its uncertain tax liability by approximately $3.1 million, including a related interest accrual of approximately $240,000, due to the expiration of the statute of limitations applicable to the 2005 taxable year and the completion of the examination of the Company’s 2006 federal tax return. Approximately $1.4 million of this amount benefited the three months ended September 30, 2009 tax provision as a discrete item.

For the three months ended September 30, 2009, the Company recognized approximately $245,000 of interest expense related to unrecognized tax positions in the consolidated statement of operations compared to $114,000 for the same period last year. This amount was offset by the derecognition of approximately $240,000 of accrued interest expense related to the aforementioned reduction of the liability for unrecognized tax benefits in the three months ended September 2009.

The Company currently estimates its annual effective income tax rate, not including discrete items, to be approximately 30.9% for 2009, compared to 42.5% in 2008. The estimated annual effective income tax rate for 2009 is lower than for 2008 primarily due the effect of utilization of 2009 research and development credits.

On September 23, 2008, the State of California passed tax legislation that, among other things, places a moratorium on the use of net operating loss carryforwards and limited the use of certain tax credits to reduce state income tax liability in 2009. This legislation will impact our state income tax liability in 2009.

Net income (loss). For the three months ended September 30, 2009, we reported a net income of $6.2 million, as compared to a net loss of $1.0 million for the same period in 2008. Although operating expenses increased during the third quarter of 2009 compared to the same period last year, net income was favorably impacted by the increases in net revenues and gross margin percentage as discussed above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net revenues. Net revenues for the nine months ended September 30, 2009 were $248.8 million compared to $255.9 million for the same period in 2008. The overall decline in net revenues was primarily attributable to a decrease in sales for our High Speed Packet Access, or HSPA, products, partially offset by an increase in sales of our EV-DO products. The decrease in HSPA product sales for the nine months ended September 30, 2009 compared to the same period in 2008 was approximately $85.1 million. HSPA net revenues, primarily derived from the European market, represented approximately 10% of net revenues in the nine months ended September 30, 2009 compared to 43% for the same period in 2008. The decrease in HSPA net revenues for the nine months ended September 30, 2009 compared to the same period in 2008 is primarily due to the erosion of our market share in Europe due to the persistent competitive pressures we are currently experiencing in that market. We expect competitive pressure in Europe to continue at least through the remainder of 2009. The increase in our EV-DO product sales for the nine months ended September 30, 2009 compared to the same period in 2008 was approximately $78.0 million. This increase in EV-DO product sales was driven by an embedded module product for an E-reader and demand for the MiFi Intelligent Mobile Hotspot product, which was introduced during the second quarter of 2009. EV-DO products are primarily sold in the North American market and represented approximately 90% of net revenues in the nine months ended September 30, 2009 compared to 57% in the same period in 2008.

The currently unfavorable macroeconomic conditions make it more difficult to forecast trends in net revenues in the near term and we expect these conditions to continue through the remainder of the year.

Cost of revenues. Cost of revenues for the nine months ended September 30, 2009 was $184.4 million, or 74.1% of net revenues, as compared to $194.8 million, or 76.1% of net revenues, for the same period in 2008.

Cost of revenues as a percentage of net revenues for the nine months ended of September 30, 2009 was positively impacted by the net effects of a favorable product mix. Cost of revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

The current global economic conditions and related increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross margin. Gross margin for the nine months ended September 30, 2009 was $64.4 million, or 25.9% of net revenues, compared to $61.1 million, or 23.9% of net revenues, for the same period in 2008. The increase was primarily attributable to the changes in net revenues and cost of revenues as discussed above.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2009 were $33.4 million, or 13.4% of net revenues, compared to $27.6 million, or 10.8% of net revenues, for the same period in 2008. The increase during the year was primarily due to higher compensation expense, an increase in equipment and product development costs and an increase in test and certification fees in the nine months ended September 30, 2009 as compared to the same period in 2008. These expenditures were primarily made to support expanded research and development and product introduction activities. The Company continues to believe that focused investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in research and development to remain competitive.

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

Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2009 were $14.8 million, or 6.0% of net revenues, compared to approximately $14.7 million, or 5.8% of net revenues, for the same period in 2008. Sales and marketing expenses were relatively consistent during the nine months ended September 30, 2009 as compared to the same period in 2008. While managing sales and marketing expenses relative to revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2009 were $14.2 million, or 5.7% of net revenues, compared to $18.2 million, or 7.1% of net revenues, for the same period in 2008. The overall decline in general and administrative expenses was primarily attributable to a decline in professional fees and decreases in our provision for bad debt for the same period in 2008. The expenses for the nine months ended September 30, 2009 included approximately $1.5 million in professional fees primarily related to the Company’s on going securities class action and intellectual property litigation discussed in Note 7 to the consolidated financial statements included in this report. The corresponding period for the prior year included professional fees and related expenses of approximately $3.9 million primarily related to the Company’s internal review of revenue cut-off procedures, internal controls and accounting related to certain customer contracts. The Company concluded its internal review in September 2008.

Interest income, net. Interest income, net, for the nine months ended September 30, 2009 was $1.1 million as compared to $3.5 million for the same period in 2008. Although the Company’s average cash and marketable securities balance has increased period over period, average yields have decreased.

Other income (expense), net. Other income (expense), net, for the nine months ended September 30, 2009 was income of $171,000 as compared to expense of $138,000 for the same period in 2008.

Income tax expense (benefit). Income tax expense, including discrete items, was $277,000, or 8.6% of income before taxes, for the nine months ended September 30, 2009 as compared to income tax expense of approximately $2.2 million, or 55.7% of income before taxes, for the same period in 2008. The estimated effective tax rate is lower for the nine months ended September 30, 2009 compared to the same period last year due to the recognition of an approximately $1.4 million benefit in the nine months ended September 30, 2009 related to a derecognition of the Company’s uncertain tax liability. In the third quarter of 2009, the Company reduced its uncertain tax liability by approximately $3.1 million, including a related interest accrual of approximately $240,000, due to the expiration of the statute of limitations applicable to the 2005 taxable year and the completion of the examination of the Company’s 2006 federal tax return. Approximately $1.4 million of this amount benefited the nine months ended September 30, 2009 tax provision as a discrete item.

For the nine months ended September 30, 2009, the Company recognized approximately $805,000 of interest expense related to unrecognized tax positions in the consolidated statement of operations compared to $395,000 for the same period last year. This amount was partially offset by the derecognition of accrued interest expense related to the aforementioned reduction of the liability for unrecognized tax benefits in the nine months ended September 2009.

The Company currently estimates its annual effective income tax rate, not including discrete items, to be approximately 30.9% for 2009, compared to 42.5% in 2008. The estimated annual effective income tax rate for 2009 is lower than 2008 primarily due to the effect of utilization of 2009 research and development credits.

On September 23, 2008, the State of California passed tax legislation that, among other things, places a moratorium on the use of net operating loss carryforwards and limited the use of certain tax credits to reduce state income tax liability in 2009. This legislation will impact our state income tax liability in 2009.

Net income (loss). For the nine months ended September 30, 2009, we reported net income of $3.0 million, as compared to net income of $1.7 million for the same period in 2008. Although net revenues decreased and operating expenses increased during the nine months ended September 30, 2009 compared to the same period last year, net income was positively impacted by the increase in the gross margin percentage as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations. We do not currently have a revolving credit facility or similar loan agreement. As of September 30, 2009, we had working capital of $149.3 million and $174.9 million in cash, cash equivalents and short and long-term marketable securities, which is an increase of $31.7 million from $143.2 million at December 31, 2008. The net increase is primarily attributable to cash provided by operating activities, offset by purchases of property and equipment and net purchases of marketable securities.

Historical Cash Flows

Operating Activities. Net cash provided by operating activities was $34.2 million for the nine months ended September 30, 2009, compared to $22.8 million for the same period in 2008. During the nine months ended September 30, 2009, the $34.2 million in cash provided by operating activities was primarily attributable to non-cash charges including depreciation, amortization and share-based compensation, decreases in working capital and our year to date net income of $3.0 million. During the nine months ended September 30, 2008, the $22.8 million in cash provided by operating activities was primarily attributable to non-cash charges including depreciation and amortization, charges for inventory losses and share-based compensation, decreases in our working capital and our year-to-date net income of $1.7 million.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2009 was $8.2 million, compared to $3.4 million during the same period in 2008. Net cash used in investing activities in the nine months ended September 30, 2009 was primarily related to the purchase of investment securities and property and equipment, offset by the sale and maturity of investment securities. The net cash used in investing activities in the nine months ended September 30, 2008 was primarily due to purchases of investment securities and property and equipment to establish production capacity at a second contract manufacturer of the Company’s products, offset by the sale and maturity of investment securities.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2009 was $1.9 million compared to $24.6 million used in financing activities during the same period in 2008. Net cash provided by financing activities during the nine months ended September 30, 2009 was primarily related to proceeds from stock option exercises and stock purchases through our employee stock purchase plan. Net cash used in financing activities in the nine months ended September 30, 2008 was primarily due to the Company’s repurchase of $25 million of its outstanding common stock on the open market pursuant to a repurchase program.

Other Liquidity Needs

The Company expects to continue to incur professional fees and expenses to defend litigation filed against the Company or related to its products, which litigation is discussed in Note 7 to our consolidated financial statements included in this report. These costs cannot be estimated at this time.

During the next 12 months we plan to incur $10 million to $13 million for the acquisition of property and equipment and additional licenses.

We have filed a shelf registration statement with the Securities and Exchange Commission that will allow us to sell up to $125 million of equity, debt or other securities described in the registration statement in one or more offerings. The shelf registration statement gives us greater flexibility to raise funds from the sale of our securities, subject to market conditions and our capital needs.

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

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On October 8, 2008, a purported shareholder, Jerry Rosenbaum, filed a derivative action in the Superior Court for the State of California, County of San Diego, against the Company, as nominal defendant, and certain of our current and former officers and directors, as defendants. Two other purported shareholders, Mark Campos and Chris Arnsdorf, separately filed substantially similar lawsuits in the same court on October 20, 2008 and November 5, 2008, respectively. On October 16, 2009, the plaintiffs filed a consolidated complaint. The consolidated complaint, Case No. 37-2008-00093576-CU-NP-CTL, alleges claims for breaches of fiduciary duties, violations of certain provisions of the California Corporations Code, unjust enrichment, and gross mismanagement. The plaintiffs are seeking equitable and/or injunctive relief, restitution from the defendants, attorneys’ fees and costs, and other relief.

On July 6, 2009, SPH America, LLC filed suit in the United States District Court for the Eastern District of Virginia against the Company and numerous other defendants, including original equipment manufacturers of laptops and manufacturers of wireless modems, alleging, among other things, that the defendants’ manufacture, sale and/or use of certain wireless modems infringes various U.S. patents to which plaintiff purportedly has exclusive licensing rights. On October 9, 2009, the court granted defendants’ motion to transfer the lawsuit to the U.S. District Court for the Southern District of California.

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

On June 18, 2009, MSTG, Inc. filed a putative patent infringement lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against several wireless carriers and wireless device providers, including one of the Company’s customers, Sprint Spectrum, L.P., as defendants. The complaint alleges generally that the defendants have engaged in the manufacture, use, importation, sale and/or offer for sale of products, services and technology employing inventions that constitute infringement of U.S. Patent Nos. 5,920,551, 6,198,936 and 6,438,113, which the plaintiff allegedly owns. The plaintiff is seeking an award of damages adequate to compensate MSTG for any infringement (together with pre-judgment interest); an award of all remedies available under 35 U.S.C. Sections 284 and 285; and a permanent injunction prohibiting further infringement and additional relief as may be awarded. The Company is currently evaluating this matter to determine the nature and extent of any obligation to indemnify and/or defend this customer in this lawsuit.

On July 8, 2009, Celltrace, LLC. filed a putative patent infringement lawsuit in the United States District Court for the Eastern District of Texas, Tyler Division, against several wireless carriers, including the Company customers, Sprint, Sprint Spectrum L.P. and Cellco Partnership d/b/a Verizon Wireless, as defendants. The complaint alleges generally that the defendants have engaged in making, using, selling, offering for sale and/or leasing certain products, services and systems in Texas, that constitute infringement of U.S. Patent Nos. 6,011,976 and 7,551,933, which the plaintiff allegedly owns. The complaint also alleges that each defendant sells and/or offers for sale cellular telephone services which communicate with the defendants’ cellular network that constitute infringement of the patents allegedly owned by the plaintiff. The plaintiff is seeking no less than a reasonable royalty for the acts of infringement, adjudication of infringement, damages and costs related thereto, attorneys’ fees and costs and additional relief as may be awarded. The Company is currently evaluating this matter to determine the nature and extent of any obligation to indemnify and/or defend its customers in this lawsuit.

There have been no material developments in our legal proceedings since December 31, 2008 except as described above and in our Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2009. For additional information regarding the Company’s legal proceedings, see Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008, and Part II – Item 1, “Legal Proceedings” in our Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2009.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Form of Indemnification Agreement by and between Novatel Wireless, Inc. and each of its Directors and Executive Officers.

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2009	Novatel Wireless, Inc.

	By:	/S/ PETER LEPARULO
Peter Leparulo
Chairman and Chief Executive Officer (principal executive officer)

	By:	/S/ KENNETH LEDDON
Kenneth Leddon
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)