Form 10-K
period 2009-12-31
NOVATEL WIRELESS INC
filed 2010-03-12
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on June 30, 2009, as reported by The Nasdaq Global Select Market, was approximately $188,411,961. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. The Registrant does not have any non-voting stock issued or outstanding.

The number of shares of the Registrant’s common stock outstanding as of March 11, 2010 was 31,194,209.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

i

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include the following:

•	the impact of uncertain global economic conditions on the demand for our products;

•	our ability to compete in the market for wireless broadband data access products;

•	our ability to introduce and sell new products that comply with evolving industry standards, including 3G and emerging 4G standards and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	demand for broadband wireless access to enterprise networks and the Internet;

•	the outcome of pending or future litigation, including the current class action securities litigation and intellectual property litigation;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to manufacture our products;

•	our ability to accurately forecast customer demand and order sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development of our products;

•	risks associated with doing business abroad, including foreign currency risks; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.

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

Trademarks

“Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MobiLink”, “Ovation”, “Expedite”, “MiFi.Freedom.My Way”, “Conversa”, “TotalMobileInternet,”, “NovaSpeed”, “NovaCore” and “NovaDrive” are trademarks of Novatel Wireless, Inc. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

ii

PART I

Item 1.	Business

Overview

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of current products principally includes third generation, or 3G, intelligent mobile hotspots, communications and applications software, USB modems, embedded PCI express mini card modems and wireless PC card and ExpressCard modems. Through the integration of our hardware and software, our products are designed to operate on a majority of the world’s wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks.

Our global customer base is comprised of wireless operators, laptop PC and other OEMs, distributors and various companies in other vertical markets. Our current customer base includes wireless operators and other wireless market participants such as Bell Mobility, Sprint PCS, Telefonica, Verizon Wireless, Virgin Mobile, Vodafone and OEM partners such as Dell. We also have strategic technology, development and marketing relationships with several of these customers.

For the years ended December 31, 2009, 2008, and 2007, net revenues recognized from sales of our products was $337.4 million, $321.0 million and $429.9 million, respectively.

We were incorporated in 1996 under the laws of the State of Delaware.

Our Strategy

Our objective is to be the leading provider of wireless broadband access solutions for the worldwide mobile communications market. The key elements of our strategy are to:

•

Broaden Our Product Offerings. We intend to diversify and continue to broaden our product line in the following areas: intelligent mobile hotspots, communications and applications software, USB modems and embedded modules.

•

Expand Our 3G and introduce 4G Wireless Product Offerings Worldwide. We intend to continue expanding our portfolio of 3G wireless products with leading wireless operators worldwide. We have introduced numerous 3G products, including EV-DO, HSDPA and HSUPA products. We also plan to introduce new products aimed at the next generation technologies, including 4G technologies LTE and WiMax.

•

Lead the Intelligent Mobile Hotspot Product Category. In December 2008, we announced our MiFi Intelligent Mobile Hotspot, a completely new category in wireless mobile data devices, and one that we created. In May 2009, the first nationwide commercial deployment of MiFi was announced by Verizon Wireless. In June 2009, Sprint PCS announced its nationwide commercial launch of MiFi. Since that time, approximately 15 additional operators around the world have commercially launched MiFi for both EV-DO and HSPA technologies. We have multiple follow-on versions of MiFi currently in development and we plan to continue to lead the market with innovative MiFi products and software applications.

•

Capitalize on Our Direct Relationships with Wireless Operators. We intend to continue to capitalize on our direct relationships with wireless operators in order to increase our worldwide market position. In the United States and internationally, we are working closely with wireless operators of EV-DO and HSPA wireless networks.

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

•

Increase the Value of Our Products. We will continue to add new features, functionality and intellectual property to our products and develop new services and software applications to enhance the overall value and ease of use that our products provide to our customers and end users.

Our Products

Our current products are designed to operate across 3G networks. We also plan to introduce products designed to operate across 4G networks.   3G and 4G networks include the following:

Third Generation (3G) Technologies

•

Code Division Multiple Access, or CDMA, 1xEV-DO is designed to be employed by CDMA operators and provide wireless access speeds comparable to wireline digital subscriber line, or DSL, services. Subscribers can attain wireless access to data at maximum speeds of up to 2.4 megabits per second, or Mbps, on CDMA 1xEV-DO Rev. 0 networks and 3.1 Mbps on CDMA 1xEV-DO Rev. A networks.

•

High Speed Packet Access, or HSPA, is an enhancement of the Universal Mobile Telecommunications System, or UMTS, standard which enables packet data transmission at maximum speeds of up to 14.4 Mbps. UMTS is also referred to as Wideband Code Division Multiple Access, or W-CDMA.

•	High Speed Packet Access Plus, or HSPA+, is a follow on to HSPA technology which provides theoretical maximum downlink data rates of 28 Mbps.

•	Dual-Carrier High Speed Packet Access Plus, or DC-HSPA+ is a continuation of HSPA+ technology which provides theoretical data throughputs of up to 42 Mbps.

Fourth Generation (4G) Technologies:

•	WiMax is a follow on 4G technology which provides theoretical maximum downlink data rates of 10 Mbps and 5 Mbps on the uplink.

•

Long Term Evolution, or LTE, defines signal modulation schemes that will permit much higher data rates to be achieved in 3G networks. LTE enables theoretical data transmission rates of up to 100 Mbps depending on environment and carrier network configuration.

The following summarizes our current principal product lines and applications:

Intelligent Mobile Hotspots

Our MiFi brand of Intelligent Mobile Hotspot provides both WLAN and WWAN wireless connectivity to up to five users simultaneously from a wide assortment of devices including notebook computers, music players and digital cameras. In addition to cellular network access, our MiFi product also provides a platform to host native software applications. Software is included on the device so that users don’t need to install drivers from a CD. The following is a representative selection of our current MiFi products:

•

The MiFi 2200 Intelligent Mobile Hotspot provides broadband connections at speeds up to 3.1 Mbps on CDMA EVDO Rev. A networks. The MiFi 2200 utilizes modem manager software and is compatible with a range of devices including laptop PCs, PDAs, mobile phones, as well as operating systems including Microsoft Windows XP, Vista, Mac OS X 10.3.9 or higher, and Linux. The MiFi 2200 operates on the 800 MHz and 1900 MHz bands.

•

The MiFi 2352 /2372 Intelligent Mobile Hotspot products provide HSPA capable downloads and uploads on carrier networks at either 900MHz or 850Mhz, 1900 MHz and 2100 MHz. The MiFi 2352 and MiFi 2372 are capable of downloading files at speeds up to 7.2 Mbps and uploading files at speeds up to 5.76 Mbps. Additionally, through support of GPRS and EDGE, the MiFi 2352 and MiFi 2372 provide global cellular network access.

Expedite Embedded PCI Express Mini Card Modems for OEMs

Our Expedite brand of Embedded PCI Express Mini Card modems are a form factor specification designed for easy integration into multiple laptop platforms and other wireless devices. Each Expedite embedded PCI express mini card modem enables wireless high-speed streaming video and audio, secure access to emails with large attachments and other corporate information stored behind firewalls providing reliable connectivity, maximum data throughput and efficient management of device power consumption. The following is a representative selection of our current Expedite embedded PCI express mini card modems:

•	The Expedite E760 PCI Express Mini Card includes receiver diversity on 800 and 1900 MHz band CDMA2000 1xEV-DO and CDMA2000 1X networks.

•

The Expedite E725 PCI Express Mini Card provides dual band (800/1900 MHz) wireless access and is designed to provide mobile broadband connections at speeds up to 3.1 Mbps on CDMA 1xEV-DO Rev. A networks.

•

The Expedite EU860D PCI Express Mini Card operates globally on 850, 1900, and 2100 MHz bands on HSDPA and UMTS networks with mobile broadband connection speeds up to 3.6 Mbps on the downlink and up to 384 Kbps on the uplink on HSDPA/UMTS capable networks.

•

The Expedite EU870D is optimized for Europe and offers receiver diversity and equalizer support and operates globally on 850, 1900 and 2100 MHz bands on HSDPA and UMTS networks. The Expedite EU870D transmits wireless data at speeds up to 3.6 Mbps on the downlink and up to 384 Kbps on the uplink on HSDPA/UMTS networks.

USB Modems

Our Ovation USB product line provides wireless connectivity interchangeably to both desktop and other fixed computing devices and to laptop PCs and other portable computing devices. The following is a representative selection of our current Ovation products:

•

The Ovation MC760 USB Modem is a micro-sized broadband Internet device with high-capacity removable memory storage. The integrated microSD slot of the MC760 provides flexible portable storage options without hindering Internet connection performance. The MC760 operates on EV-DO Rev. A networks. The MC760 is capable of downloads at rates up to 3.1 Mbps and can upload files at rates of up to 1.8 Mbps.

•

The Ovation MC990D is a 2-in-1 mobile broadband USB modem with microSDHC (high capacity) removable memory, optimized for Europe and North America, with download rates of up to 7.2 Mbps and upload speeds of up to 5.7 Mbps. The MC990D operates on the HSDPA and EDGE networks.

•

The Ovation MC996D provides network access at both 900MHz and 2100MHz. Utilizing advanced receiver technologies, it is capable of downloads at rates up to 28.8 Mbps and can upload files at rates of up to 5.76 Mbps.

•	The Ovation MC998D is a tri-band solution (850/1900/2100 MHz) and built around HSPA+. It is capable of downloading at rates up to 28.8 Mbps and uploading at rates of up to 5.76 Mbps.

Merlin Wireless PC Card and ExpressCard Modems

Our Merlin Wireless PC Card and ExpressCard modems provide mobile subscribers with secure and convenient high-speed wireless access to data including corporate, public and personal information through the Internet and enterprise networks. Each of our Merlin Wireless PC Card and ExpressCard modems connects to standard laptop PCs and other products employing PCMCIA or ExpressCard/34/54 interfaces, respectively. All of our modems utilize modem manager software and are compatible with a range of devices including laptop PCs, PDAs, as well as operating systems including Microsoft Windows 98, 2000, Millennium Edition, XP, Vista and Pocket PC. Our primary Merlin Wireless PC Card and ExpressCard is the Merlin CC760, which is a dual-band EVDO Rev. A wireless modem designed to be used in both ExpressCard/34 as well as PCMCIA card slots. The CC760 is capable of 3.1 Mbps downloads and 1.8 Mpbs uploads.

MobiLink Mobile Communications Suite

Our MobiLink mobile communications software suite, which resides on the mobile subscriber’s computing device, is an object-oriented application that enables a user to gain quick and simple access to advanced connectivity features such as SMS, multimedia messaging and virtual private networking. MobiLink also offers video telephony and wireless local area networks, or WLAN management capabilities. The MobiLink graphical user interface and underlying functionality are designed to be modular, easily configurable and expandable in order to enable our customers to differentiate their product offerings. MobiLink is engineered to work with all our wireless modems.

Customers

Our end-customer base is comprised of wireless operators, distributors as well as OEMs and various companies in other vertical markets. Our current customer base includes wireless operators and other wireless market participants including Bell Mobility, Sprint PCS, Telefonica, Verizon Wireless, Virgin Mobile and Vodafone and OEM partners such as Dell. We also have strategic technology, development and marketing relationships with several of these customers.

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

•

OEMs. Our OEM customers integrate our products into devices that they manufacture and sell through their own direct sales forces and indirect distribution channels. Our products are capable of being integrated into a broad range of devices, including laptop PCs, e-book readers, M2M devices, and vehicle location devices. We seek to build strong relationships with our OEM partners by working closely with them and providing radio frequency, or RF, design consulting, performance optimization, software integration and customization and application engineering support during the integration of our products.

Strategic Relationships

We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Alcatel-Lucent, Dell, QUALCOMM, Sprint PCS, Verizon Wireless, Virgin Mobile, Vodafone, Telefonica

and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Sales and Marketing

We sell our wireless broadband solutions primarily to wireless operators either directly or through strategic relationships, as well as to OEM partners and distributors located worldwide. Most of our sales to wireless operators and OEM partners are sold directly by our sales force. To a lesser degree, we also use an indirect sales distribution model through the use of select distributors. A significant portion of our net revenues comes from a small number of customers. Our net revenues from sales to Verizon Wireless, Hon Hai and Sprint PCS represented approximately 38.1%, 20.5% and 10.7%, respectively, of our total net revenues for the year ended December 31, 2009.

In order to maintain strong sales relationships, we provide co-marketing, trade show support, product training and demo units for merchandising. We are also engaged in a wide variety of activities, such as awareness and lead generation programs as well as product marketing. Other marketing initiatives include public relations, seminars and co-branding with partners.

See Note 9 to our consolidated financial statements for a discussion of our revenue and asset concentrations by geographic location.

Product Research and Development

Our product development efforts are focused on developing innovative wireless broadband access solutions to address opportunities presented by next generation wireless networks and improving the functionality, design and performance of our products. Our research and development expenses for the years ended December 31, 2009, 2008 and 2007 were $44.9 million, $34.7 million and $37.6 million, respectively. The Company did not recover any costs from vendor-funded development contracts during the years ended December 31, 2009 and 2007. The Company recovered $1.7 million from vendor-funded development contracts during the year ended December 31, 2008.

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

Manufacturing and Operations

We have agreements with LG Innotek Co., Ltd, or “LG Innotek”, a subsidiary of the LG Group, located in South Korea, and, with Inventec Appliances Corporations, or “IAC”, located in China, for the outsourced manufacturing of our products. Under our manufacturing agreements, LG Innotek and IAC provide us with services including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery. In addition, we have an agreement with Mobiltron (Europe) Limited, or Mobiltron, for distribution, fulfillment and repair services related to our business in Europe, Middle East, and Africa, or EMEA.

We outsource our manufacturing in an effort to:

•	focus on our core competencies of design, development and marketing;

•	minimize our capital expenditures and lease obligations;

•	realize manufacturing economies of scale;

•	achieve production scalability by adjusting manufacturing volumes to meet changes in demand; and

•	access best-in-class component procurement and manufacturing resources.

We believe that additional assembly line efficiencies are realized due to our product architecture and our commitment to process design. Direct materials for our products consist of custom tooled parts such as printed circuit boards, molded plastic components and fabricated metal components, as well as industry-standard components such as ASICs, RF power amplifiers, flash memory, transistors, integrated circuits, piezo-electric filters, duplexers, inductors, resistors and capacitors. Many of the components used in our products are similar to those used in cellular telephone handsets, helping to reduce our component costs through the use of standard parts.

Our operations organization manages our relationships with LG Innotek, IAC and Mobiltron as well as other key suppliers. Our operations team focuses on supply chain management, quality, cost optimization, customer order management and new product introduction.

Intellectual Property

Our wireless broadband access solutions rely on and benefit from our portfolio of intellectual property, including patents and trademarks. We currently own 34 United States patents, two of which are also registered in Canada. In addition, we currently have 60 patent applications pending. From time to time we also seek to have our patents registered in selected foreign jurisdictions. The patents that we currently own expire at various times between 2010 and 2016.

We have licensed software and other intellectual property for use in our products from third-parties, such as QUALCOMM. In the case of QUALCOMM, these licenses allow us to manufacture CDMA, UMTS, HSPA and EV-DO-based wireless modems and to sell or distribute them worldwide. In connection with such sales, we pay royalties to QUALCOMM. The license from QUALCOMM does not have a specified term and may be terminated by us or by QUALCOMM for cause or upon the occurrence of other specified events. In addition, we may terminate the licenses for any reason upon 60 days prior written notice. We have also granted to QUALCOMM a nontransferable, worldwide, nonexclusive, fully-paid and royalty-free license to use, in connection with wireless communications applications, certain of our intellectual property that incorporates the technology licensed to us by QUALCOMM. This license allows QUALCOMM to make, use, sell or dispose of such products and the related components.

We also hold a number of trademarks including Expedite, MiFi, MiFi Intelligent Mobile Hotspot, MobiLink, Ovation, Conversa, NovaSpeed, NovaCore and NovaDrive.

Backlog

We do not believe that backlog is currently a meaningful indicator of our future business prospects due to the many variables, some of which are outside of our control, which could cause the actual volume of our product shipments to differ from those that comprise our backlog. Additionally, we sometimes have relatively short lead times between receipt of customer purchase orders and shipment of products.

Competition

The market for wireless broadband access solutions is rapidly evolving and highly competitive. It is likely to continue to be significantly affected by the evolution of new wireless technology standards, additional companies entering the market, new product introductions and the product pricing and other market activities of industry participants. We believe the principal competitive factors impacting the market for our products are price, form factor, time-to-market, features and functionality, performance, quality, and brand. To maintain and improve our competitive position, we must continue to develop new products and solutions, expand our customer base, grow our distribution network and leverage our strategic relationships.

Our wireless communications products currently compete with a variety of devices, including other wireless modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current and potential competitors include:

•	wireless data modem providers, such as Huawei, ZTE, Option International, Sierra Wireless, Kyocera, Pantech, UTStarcom and Sony-Ericsson;

•	wireless handset and infrastructure manufacturers, such as Motorola, Nokia, Siemens and Sony-Ericsson; and

•	wireless chipset providers, such as QUALCOMM and Ericsson.

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

Employees

As of December 31, 2009, we had 352 employees, including 187 in research and development, 69 in sales and marketing, 50 in operations, and 46 in general and administrative functions. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.

Website Access to SEC Filings

We maintain an Internet website at www.novatelwireless.com. The information contained on our website or that can be accessed through our website does not constitute a part of this report. We make available, free of charge through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file or furnish this information to the Securities and Exchange Commission, or SEC.

Item 1A.	Risk Factors

An investment in our common stock involves various risks. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this report and in the documents incorporated by reference herein and therein. The risks and uncertainties described below are those that we currently deem to be material, and do not represent all of the risks that we face. Additional risks and uncertainties not presently known to us or that we currently do not consider material may in the future become material and impair our business operations. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. You should also refer to the other information contained in this Form 10-K, including our financial statements and the related notes.

The current weakness in global economic conditions could have a material adverse effect on our results of operations and financial condition.

As a result of weak economic conditions globally, we have experienced lower demand for our products, which has adversely impacted our results of operations. The volatility and illiquidity of financial and credit markets and the resulting negative economic impact could continue, and it is possible that the conditions may be prolonged. If this occurs, demand for our products may continue to contract, which could have a material adverse effect on our results of operations and financial condition.

Additionally, there could be a number of related effects on our business resulting from these economic conditions, including the insolvency of one or more of our suppliers resulting in product launch or product delivery delays, customer insolvencies resulting in that customer’s inability to order products from us or pay for already delivered product, an inability on the part of our customers to obtain credit to finance purchases of our products and reduced demand by the ultimate end-users of our products.

Although we continue to monitor market conditions, we cannot predict future market conditions or their impact on demand for our products.

The market for wireless broadband data access products and services is rapidly evolving and highly competitive. We may be unable to compete effectively.

The market for wireless broadband data access products and services is rapidly evolving and highly competitive. We expect competition to continue to increase and intensify. Many of our competitors or potential competitors have significantly greater financial, technical, operational and marketing resources than we do. These competitors, for example, may be able to respond more rapidly or more effectively than we can to new or emerging technologies, changes in customer requirements, supplier related developments, or a shift in the business landscape. They also may devote greater or more effective resources than we do to the development, manufacture, promotion, sale, and post-sale support of their respective products and services.

Many of our current and potential competitors have more extensive customer bases and broader customer, supplier and other industry relationships that they can leverage to establish competitive dealings with many of our current and potential customers. Some of these companies also have more established and larger customer support organizations than we do. In addition, these companies may adopt more aggressive pricing policies or offer more attractive terms to customers than they currently do or than we are able to, may bundle their competitive products with broader product offerings and may introduce new products and enhancements. Current and potential competitors might merge or otherwise establish cooperative relationships among themselves or with third parties to enhance their products or market position. In addition, at any time any given customer or supplier of ours could elect to enter our then existing line of business and thereafter compete with us, whether directly or indirectly. As a result, it is possible that new competitors or new or otherwise enhanced relationships among existing competitors may emerge and rapidly acquire significant market share to the detriment of our business.

Our wireless communications products currently compete with a variety of devices, including other wireless modems, wireless handsets, wireless handheld computing devices and other wireless devices. Our current competitors include:

•	wireless data modem providers, such as Huawei, ZTE, Option International, Sierra Wireless, Kyocera, Pantech, UTStarcom and Sony-Ericsson;

•	wireless handset providers, such as Motorola, Nokia, Siemens and Sony-Ericsson; and

•	wireless chipset providers, such as QUALCOMM and Ericsson.

We expect our competitors to continue to improve the features and performance of their current products and to introduce new products, services and technologies which, if successful, could reduce our sales and the market acceptance of our products, generate increased price competition and make our products obsolete. For our products to remain performance competitive, we must, among other things, continue to invest significant resources (financial, human and otherwise) in, among other things, research and development, sales and marketing, and customer support. We cannot be sure that we will have or will continue to have sufficient resources to make these investments or that we will be able to make the technological advances necessary for our products to remain competitive. Increased competition could result in price reductions, fewer or smaller customer orders, reduced product margins and loss of our market share. Our failure to compete successfully could seriously harm our business, financial condition and results of operations.

Our failure to predict carrier and end user customer preferences among the many evolving wireless industry standards could hurt our ability to introduce and sell new products.

In our industry, it is critical to our success that we accurately anticipate evolving wireless technology standards and that our products comply with these standards in relevant respects. We are currently focused on engineering and manufacturing products that comply with several different wireless standards. Any failure of our products to comply with any one of these or future applicable standards could prevent or delay their introduction and require costly and time-consuming engineering changes. Additionally, if an insufficient number of wireless operators or subscribers adopt the standards to which we engineer our products, then sales of our new products designed to those standards could be materially harmed.

If we fail to develop and introduce new products successfully, we may lose key customers or product orders and our business could be harmed.

The development of new wireless data products requires technological innovation that can be difficult, lengthy and costly. In addition, wireless operators require that wireless data systems deployed on their networks comply with their own technical and product performance standards, that may differ from the standards our products are required to meet for other operators. This increases the complexity of the product development and customer approval process. In addition, as we introduce new products or new versions of our existing products, our current customers may not require or desire the technological innovations of these products and may not purchase them or might purchase them in smaller quantities than we had expected.

Further, as part of our business, we enter into contracts with some customers pursuant to which we develop products for later sale to that customer. Our ability to generate future revenue and operating income under any such contracts depends upon, among other factors, our ability to timely and profitably develop products that are suitable for manufacturing in a cost effective manner and that meet defined product design, technical and performance specifications. Our ability to maximize the benefits of these contracts is subject to the following risks:

•

We have priced the products to be sold under these contracts based on our estimated development, production, customer support and warranty costs. If these or other costs are actually higher than our estimated costs, our gross margins and operating margins on the corresponding products sold will be less than anticipated.

•

If we are unable to commit the necessary engineering, program management and other resources or are otherwise unable to successfully develop products as required by the terms of these contracts, our customers might suspend or cancel the applicable program or terminate the related contracts, we may not be entitled to recover any costs that we incurred for research and development, sales and marketing, production and otherwise, and we may be subject to additional costs such as contractual penalties.

•

If we fail to deliver in a timely manner a product that is suitable for manufacture in a cost effective manner or if a customer determines that a prototype product we delivered does not meet the agreed-upon specifications including receiving wireless operator approval, we may be unable to commercially launch the product, we may have to reduce the price we charge for this product if it does launch, or we may be required to pay damages to the customer. These circumstances may also result in excess or obsolete inventory charges that may materially impact our financial results.

If we are unable to successfully manage these risks or meet required delivery specifications or deadlines in connection with one or more of our key contracts, we may lose key customers or orders and our business could be harmed.

If we fail to develop and maintain strategic relationships, we may not be able to penetrate new markets.

A key element of our business strategy is to penetrate new markets by developing new products through strategic relationships with industry participants in wireless communications. We are currently investing, and plan to continue to invest, significant resources to develop these relationships. We believe that our success in penetrating new markets for our products will depend, in part, on our ability to develop and maintain these relationships and to cultivate additional or alternative relationships. There can be no assurance, however, that we will be able to develop additional strategic relationships, that existing relationships will survive and successfully achieve their purposes or that the companies with whom we have strategic relationships will not form competing arrangements with others or determine to compete unilaterally with us.

We expect to continue to depend upon only a small number of our customers for a substantial portion of our revenues. Our business could be negatively affected by an adverse change in our dealings with these customers.

A significant portion of our net revenues come from only a few customers. Our revenue could be materially adversely affected if we are unable to retain the level of business of any of our significant customers and if we are unable to offset this loss fully from alternative customers. We expect that a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these customers could adversely affect our business.

In addition, a majority of our current customers purchase our products pursuant to contracts that do not require them to purchase any specific minimum quantity of units other than the number of units ordered on an individual purchase order that might be issued to us from time to time. These customers have no contractual obligation to continue to purchase our products and if they do not continue to make purchases consistent with their historical purchase levels, our net revenue would decline if we are unable to increase sales from other existing or new customers.

In light of the limited number of leading wireless operators and OEMs that form our primary customer base, many of whom are already customers, it would be difficult to replace revenue resulting from the loss of any significant existing customer or from a material reduction in the volume of business we conduct with any significant existing customer. Consolidation among our customers may further concentrate our business to a more limited number of customers and expose us to increased risks relating to dependence on a limited number of customers, which dependence could adversely affect our operating results.

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

Various risks arise if companies and industries quickly evolve. If our business or industry develops more quickly than our ability to respond, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development, certification or production delays as we seek to meet increased demand for our products or unanticipated product requirements. Our failure to properly manage the developments that we or our industry might experience could negatively impact our ability to execute on our operating plan then in effect and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

We currently rely on third parties to manufacture our products, which exposes us to a number of risks and uncertainties outside our control.

We currently outsource our manufacturing to LG Innotek and Inventec Appliances Corporation. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or rejected by them or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenues and our competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of our products may be harmed. None of our third-party manufacturers is obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order that we may submit to them and that has been accepted. Our third-party manufacturers could under some circumstances decline to accept new purchase orders from us or otherwise reduce their business with us. If a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost effective basis, which would adversely impact our operations. In addition, if a third-party manufacturer were to negatively change the product pricing and other terms under which it agrees to manufacture for us and we are unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase.

Because we outsource the manufacture of all of our products, the cost, quality and availability of third-party manufacturing operations are essential to the successful production and sale of our products. Our reliance on third-party manufacturers exposes us to a number of risks which are outside our control, including:

•	unexpected increases in manufacturing costs;

•	interruptions in shipments if a third-party manufacturer is unable to complete production in a timely manner;

•	inability to control quality of finished products;

•	inability to control delivery schedules;

•	inability to control production levels and to meet minimum volume commitments to our customers;

•	inability to control manufacturing yield;

•	inability to maintain adequate manufacturing capacity; and

•	inability to secure adequate volumes of acceptable components at suitable prices or in a timely manner.

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

We have historically placed purchase orders with our manufacturers at least three months prior to the scheduled delivery of the corresponding finished goods to our customer. In some instances, due to the length of component lead times, we might need to place manufacturing orders with our contract manufacturers solely on the basis of our receipt of a good-faith but non-binding customer forecast of the quantity and timing of the customer’s expected purchases from us. Accordingly, if the actual number and timing of delivery of units that a customer orders from us on the subsequently issued purchase order differs materially from the number of units in respect of which we contractually ordered our manufacturer to procure component parts, we might be unable to obtain adequate quantities of components in time to meet our customers’ binding delivery requirements or, alternatively, we might accumulate excess inventory that we are unable to timely use or resell, if at all. Our operating results and financial condition have been in the past and may in the future be materially adversely affected by our ability to manage our current or finished goods inventory levels and respond to short-term or unexpected shifts in customer demand as to quantities or our customer’s product delivery schedule.

We depend on sole source suppliers for some components used in our products. The availability and sale of those finished products would be harmed if any of these suppliers is not able to meet our demand and production schedule and alternative suitable components are not available on acceptable terms, if at all.

Our products contain a variety of components, some of which are procured from single suppliers. These components include both tooled parts and industry-standard parts, some of which are also used in cellular telephone handsets. From time to time, certain components used in our products have been in short supply worldwide or their anticipated commercial introduction has been delayed or their availability has been subsequently interrupted for reasons outside our control. If there is a shortage or interruption in the availability to us of any such components, and we cannot timely obtain a commercially and technologically suitable substitute or make sufficient and timely design or other product modifications to permit the use of such a substitute component, we may not be able to timely deliver sufficient quantities of our products to satisfy our contractual obligations and particular revenue expectations. Moreover, even if we timely locate a substitute part (or locate the originally specified component from a parts broker) and its price materially exceeds the original cost of the component in our costed bill of materials, then our results of operations would be adversely affected.

We are currently party to litigation that could be costly to defend and distracting to management.

As of the date of this report, a class action lawsuit has been filed on behalf of persons who allegedly purchased our common stock between February 27, 2007 and November 10, 2008. The lawsuit names the Company and certain of our current and former officers as defendants. The complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and internal controls.

Also as of the date of this report, we have been named as a nominal defendant in a purported shareholder derivative lawsuit filed in California state court. The complaint also names as defendants certain of our current and former officers and directors. The complaint alleges claims for breach of fiduciary duties, unjust enrichment and gross mismanagement.

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

Third parties have in the past and may claim in the future that we, or our customers or suppliers, have violated their intellectual property rights. Defending an infringement or misappropriation claim, for example, regardless of the merits or success of the claim, could result in our incurring substantial legal and other costs. These claims could also divert our engineering and other human resources and management attention and cause harm to our reputation. These claims can be difficult and costly to assess and defend. A successful infringement claim related to our products could result in, among other things, our becoming liable for damages and litigation costs or unexpected and costly engineering changes to affected products.

In addition, any finding that our products infringe (or in some instances, our customer’s reasonable conclusion that a bona fide infringement claim is likely to be made with respect to such products) could have other negative consequences. Those consequences could include prohibiting us from further use of the intellectual property, causing us to have to modify our product design, if possible, so it does not infringe, or causing us to have to license the intellectual property at issue, incurring licensing fees, some of which could be retroactive. Upon a finding of infringement, we or one of our suppliers may also have to develop a non-infringing alternative, which if available could be costly, and delay or prevent sales of affected products.

During 2009, six putative patent infringement claims were filed by various plaintiffs against us and/or numerous third parties, some of whom are our customers. These cases generally allege that the defendants’ use, sale and importation of specified products and/or processes constitutes infringement of certain U.S. patents allegedly owned by each plaintiff. Under certain circumstances, we may have an obligation to indemnify and/or defend our customers against these lawsuits.

Our business depends on our continued ability to license necessary third-party technology, which we may not be able to do on commercially competitive terms, if at all.

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

In addition to our manufacturing activities in Asia, a significant portion of our research and development staff is located in Canada and significant portion of our sales activity has taken place in Europe. These international business activities expose the Company to additional business risks, including:

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

•

court ordered injunctions in a given jurisdiction in connection with alleged intellectual property rights infringement by our products or components contained with our products which might prohibit the importation, sale or offer for sale of our products in the jurisdiction subject to such injunction.

Any disruption in our ability to obtain products from our foreign manufacturers or in our ability to conduct international operations and sales could have a material adverse effect on our business, financial condition and results of operations.

Our international business activities expose the Company to fluctuations in exchange rates between the United States dollar and foreign currencies which may materially affect our operating results.

A portion of our revenues are generated from sales agreements denominated in foreign currencies, and we expect to enter into additional such agreements as we expand our international customer base. Additionally, a significant portion of our research and development staff is located in Canada and paid in Canadian dollars. As a result, we are exposed to changes in foreign currency exchange rates. We attempt to manage this risk, in part, by minimizing the effects of volatility on cash flows by identifying forecasted transactions exposed to these risks and using foreign exchange forward contracts. Since there is a high correlation between the hedging instruments and the underlying exposures, the gains and losses on these underlying exposures are generally offset by reciprocal changes in the value of the hedging instruments. We use derivative financial instruments as risk management tools and not for trading or speculative purposes. Nevertheless, there can be no assurance that we will not incur foreign currency losses or that foreign exchange forward contracts we may enter into to reduce the risk of such losses will be successful.

Our products, including our proprietary or third party software contained in our products, may contain errors or defects, which could prevent or decrease their market acceptance and lead to unanticipated costs or other adverse business consequences.

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

•

Foreign currency. We are exposed to market risk from changes in foreign currency exchange rates. In particular, fluctuations in the Euro currency may have a significant impact on our future operating results and gross margins. Our attempts to minimize the effects of volatility in foreign currencies on cash flows may not be successful.

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

Although we may enter into employment agreements with members of our senior management and other key personnel in the future, currently only Peter Leparulo, the Company’s Chairman and CEO, is a party to an employment agreement. If we are not able to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified engineers, we may not be able to maintain and expand our business.

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

Failure or circumvention of our controls and procedures could seriously harm our business.

Any system of control and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the controls and procedures are met. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial position.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our principal executive offices are located in San Diego, California where we lease approximately 63,000 square feet under an arrangement that expires in December 2010. In Calgary, Canada, we lease approximately 24,000 square feet for certain aspects of our research and development organization under a lease that expires in September 2012. In Basingstoke, United Kingdom, we lease approximately 4,000 square feet for our European staff under a lease agreement that expires in December 2011. In Shanghai, China, we lease approximately 600 square meters for our Chinese staff under a lease agreement that expires in June 2010. We also lease space in various geographic locations abroad primarily for sales and support personnel or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.

Item 3.	Legal Proceedings

On September 15, 2008, and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al. , Case No. 08-CV-01689-H

(RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In January 2010, the lead plaintiffs filed a motion for class certification, which is scheduled to be heard in April 2010. Discovery in this case is ongoing. The Company intends to defend this litigation vigorously.

On October 8, 2008, a purported shareholder, Jerry Rosenbaum, filed a derivative action in the Superior Court for the State of California, County of San Diego, against the Company, as nominal defendant, and certain of our current and former officers and directors, as defendants. Two other purported shareholders, Mark Campos and Chris Arnsdorf, separately filed substantially similar lawsuits in the same court on October 20, 2008 and November 5, 2008, respectively. On October 16, 2009, the plaintiffs filed a consolidated complaint. The consolidated complaint, Case No. 37-2008-00093576-CU-NP-CTL, alleges claims for breaches of fiduciary duties, violations of certain provisions of the California Corporations Code, unjust enrichment, and gross mismanagement. In February 2010, the court granted the defendants’ motion to stay the action pending the resolution of the federal securities class action described above. The plaintiffs are seeking equitable and/or injunctive relief, restitution from the defendants, attorneys’ fees and costs, and other relief.

On January 9, 2009, DNT, LLC filed a putative patent infringement lawsuit in the United Sates District Court for the Eastern District of Virginia against several wireless carriers, including two of the Company’s customers, Sprint Nextel Corporation and Verizon Wireless, Inc., as defendants. The complaint alleged, among other things, that the defendants’ use, sale and importation of specified wireless modem cards for computers designed to be used in conjunction with the defendants’ cellular networks constituted direct infringement of U.S. Patent No. RE 37,660 which the plaintiff allegedly owned. The Company elected to intervene in this action as a defendant. On December 14, 2009, the jury returned a verdict in favor of all the defendants, finding that none of the named products infringed upon the asserted patent.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

Shares of our common stock are quoted and traded on The Nasdaq Global Select Market under the symbol “NVTL.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by The Nasdaq Global Select Market.

	High ($)	Low ($)
2008
First quarter	16.80	8.33
Second quarter	12.64	7.42
Third quarter	11.15	5.65
Fourth quarter	6.64	2.81

2009
First quarter	6.79	4.83
Second quarter	11.68	6.15
Third quarter	13.19	8.52
Fourth quarter	12.36	7.77

Number of Stockholders of Record

Our outstanding capital stock consists of a single class of common stock. As of March 12, 2010 there were approximately 53 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2004 and December 31, 2009 with the cumulative total return of (i) the Nasdaq Stock Market (U.S.) Index (“Nasdaq Composite Index”) and (ii) the Nasdaq Telecommunications Index (the “Nasdaq Telecom Index”), over the same period. This graph assumes the investment of $100.00 on December 31, 2004 in the common stock of the Company, the Nasdaq Composite Index and the Nasdaq Telecom Index and assumes the reinvestment of any dividends. The stockholder return shown on the graph below should not be considered indicative of future stockholder returns and the Company will not make or endorse any predictions as to future stockholder returns.

	Cumulative Total Return
	12/04	12/05	12/06	12/07	12/08	12/09
Novatel Wireless, Inc.	100.00	62.39	49.82	83.46	23.91	41.06
NASDAQ Composite Index	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Telecom Index	100.00	91.66	119.67	132.55	77.09	107.17

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The selected consolidated statements of operations data presented below for each of the years ended December 31, 2009, 2008, and 2007, and the consolidated balance sheet data at December 31, 2009 and 2008 are derived from our consolidated financial statements included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2006 and 2005 and consolidated balance sheet data at December 31, 2007, 2006 and 2005 are derived from audited consolidated financial statements not included in this report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$337,422	$320,973	$429,903	$217,972	$161,736
Cost of revenues	249,764	252,231	299,062	162,749	115,568

Gross profit	87,658	68,742	130,841	55,223	46,168

Operating costs and expenses:
Research and development	44,892	34,740	37,558	31,317	20,515
Sales and marketing	19,857	18,195	20,937	14,168	7,611
General and administrative	20,159	21,550	18,899	16,306	7,528

Total operating costs and expenses	84,908	74,485	77,394	61,791	35,654

Operating income (loss)	2,750	(5,743)	53,447	(6,568)	10,514
Other income	1,689	3,553	6,071	4,305	2,008

Income (loss) before income taxes	4,439	(2,190)	59,518	(2,263)	12,522
Income tax expense (benefit)	527	(947)	20,756	(2,706)	1,406

Net income (loss)	$3,912	$(1,243)	$38,762	$443	$11,116

Net income (loss) per common share:
Basic	$0.13	$(0.04)	$1.23	$0.01	$0.38

Diluted	$0.13	$(0.04)	$1.21	$0.01	$0.37

Weighted average shares outstanding:
Basic	30,648	31,159	31,389	29,580	29,132

Diluted	31,224	31,159	32,007	30,058	30,319

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$176,044	$143,231	$153,012	$84,162	$90,339
Working capital	149,468	173,153	200,691	109,677	95,050
Total assets	282,507	260,731	296,629	191,645	176,064
Stockholders’ equity	211,155	197,962	217,745	134,236	121,059
Long-term liabilities	20,656	18,916	15,566	1,692	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This report contains certain forward-looking statements relating to future events or our future financial performance. These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks related to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors Which May Influence Future Results of Operations” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of current products principally includes third generation, or 3G, intelligent mobile hotspots, communications and applications software, USB modems, embedded PCI express mini card modems and wireless PC card and ExpressCard modems. We plan to introduce fourth generation, or 4G, products. Through the integration of our hardware and software, our products are designed to operate on a majority of the world’s wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks.

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

The continuing economic uncertainties and the resulting slowdown in certain regional economies are causing, and we expect may continue to cause, contraction in demand for our products.

Net Revenues. We believe that our future net revenues will be influenced largely by the speed and breadth of the demand for wireless access to data through the use of next generation networks including demand for 3G and 4G products, 3G and 4G data access services, particularly in Europe, North America and Asia; customer acceptance for our new products that address these markets, including our MiFi line of Intelligent Mobile Hotspots; and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	economic environment and related market conditions;

•	increased competition from other wireless data modem suppliers as well as suppliers of emerging devices that contain a wireless data access feature;

•	demand for broadband access services and networks;

•	use of the Internet;

•	rate of change to new products;

•	timing of deployment of 4G networks by wireless operators;

•	decreased demand for EV-DO and HSPA products; and

•	changes in technologies.

We anticipate introducing additional products during the next twelve months, including 3G and 4G products. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Alcatel-Lucent, Dell, QUALCOMM, Sprint PCS, Verizon Wireless, Telefonica, Virgin Mobile, Vodafone and major software vendors. Through these strategic relationships, we have been able to enhance our market penetration activities by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

Cost of Revenues. We currently outsource our manufacturing operations to LG Innotek and IAC. In addition, we currently outsource certain distribution, fulfillment and repair services related to our business in EMEA to Mobiltron. All costs associated with these manufacturers and Mobiltron are included in our cost of revenues. Cost of revenues also includes warranty costs, amortization of intangible licenses, royalties, operations group expenses, costs associated with the Company’s cancellation of purchase orders, costs related to outside services and costs related to inventory adjustments, including write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.

Operating Costs and Expenses. Many of our products target wireless operators and other customers in North America, Europe, and Asia. We will likely develop new products to serve these markets, resulting in increased research and development expenses. We have in the past and expect to continue to incur these expenses in future periods prior to recognizing net revenues from sales of these products.

Results of Operations

The following table sets forth our consolidated statements of operations expressed as a percentage of net revenues for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(as a percent of net revenues)
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	74.0	78.6	69.6

Gross margin	26.0	21.4	30.4

Operating costs and expenses:
Research and development	13.3	10.8	8.7
Sales and marketing	5.9	5.7	4.9
General and administrative	6.0	6.7	4.4

Total operating costs and expenses	25.2	23.2	18.0

Operating income (loss)	0.8	(1.8)	12.4

Interest income, net	0.4	1.3	1.3
Other income (expense), net	0.1	(0.2)	0.1
Income (loss) before taxes	1.3	(0.7)	13.8
Income tax expense (benefit)	0.2	(0.3)	4.8

Net income (loss)	1.1%	(0.4)%	9.0%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net revenues. Net revenues were $337.4 million during 2009, an increase of $16.4 million or 5.1% compared to 2008. Net revenues for EV-DO product driven technology amounted to $291.1 million in 2009, an increase of $106.6 million or 57.8% compared to 2008. We benefited from strong sales of our MiFi product primarily during the second half of 2009 that contributed significantly to the increase in EV-DO net revenues. In addition, EV-DO net revenues were positively impacted by embedded module sales during the first half of 2009 primarily driven by sales to a content delivery device customer. However, sales of embedded modules significantly decreased to laptop manufacturers year over year due to the impact of competing product available to OEMs during 2009. EV-DO products are primarily sold in the North American market and represented approximately 86.3% of net revenues in the year ended December 31, 2009 compared to 57.5% in the same period in 2008.

Net revenues for High Speed Packet Access (“HSPA”) product driven technology amounted to $44.4 million in 2009, a decline of $91.2 million or 67.2% compared to 2008. The decrease in sales of HSPA products was primarily due to intense competitive pressure resulting in a steep decline in demand for our products in Europe. HSPA products represented approximately 13.1% of net revenues in the year ended December 31, 2009 compared to 42.2% in the same period in 2008. We expect similar levels of competitive pressure in the HSPA markets for the foreseeable future. However, we expect the recent quarterly trend of sales declines to be modestly offset in 2010 by increased revenues from MiFi product sales in Europe as more wireless operators are expected to launch the product in 2010.

Cost of revenues. Cost of revenues for the year ended December 31, 2009 was $249.8 million, or 74.0% of net revenues, as compared to $252.2 million, or 78.6% of net revenues in 2008. The primary driver of the decrease in cost of revenues in 2009 as a percentage of net revenues as compared to 2008 was a more favorable sales mix toward products with higher gross margins. Cost of revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

Additionally, cost of revenues in 2008 was negatively impacted by inventory write downs to the lower of cost or market in 2008 as compared to 2009. Cost of revenues in 2009 included $2.3 million of inventory write down to the lower of cost or market, which represents a decrease of $5.9 million of write downs recorded in 2008. The higher inventory write down in 2008 resulted primarily from the effects of lower average sales prices and demand for our HSPA products due to competitive pressures and the slowdown of the global economies. Increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the year ended December 31, 2009 was $87.7 million, or 26.0% of net revenues, as compared to $68.7 million, or 21.4% of net revenues in 2008. The increase was primarily attributable to the changes in product mix of net revenues and cost of revenues as discussed above.

Research and development expenses. Research and development expenses for the year ended December 31, 2009 were $44.9 million, or 13.3% of net revenues compared to $34.7 million, or 10.8% of net revenues in 2008. This increase was primarily due to an increase in headcount, higher stock-based compensation expenses, an increase in product testing and certification fees and an increase in equipment costs in the current year to support expanded research and development activities. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to our core business strategy. As such, we expect to make further investments in research and development to remain competitive.

Research and development expenses as a percentage of revenue are expected to fluctuate in future quarters depending on the amount of revenue recognized, and potential variation in the costs associated with the development of our products, including the number and complexity of the products under development and the progress of the development activities with respect to those products. However, we expect to maintain or increase our investment in research and development to continue to provide innovative products and services.

Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2009 were $19.9 million, or 5.9% of net revenues, compared to $18.2 million or 5.7% of net revenues in 2008. This increase was due primarily to an increase in cooperative marketing and advertising funds to support the launch of new products including MiFi. Although total sales and marketing expenses increased 9.1% during 2009, it remained relatively flat as a percentage of net revenues during 2009. While managing sales and marketing expenses relative to revenue, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2009 were $20.2 million, or 6.0% of net revenues, compared to $21.6 million, or 6.7% of net revenues in 2008. The decrease in expenses was primarily due to lower bad debt expense and lower professional fees. Professional fees were significantly impacted during 2009 by approximately $2.1 million in legal fees related to our ongoing class action securities litigation and our intellectual property device indemnification obligations as further discussed in Note 8 to our consolidated financial statements included elsewhere in this report. During 2008, we incurred $4.0 million in professional fees and related expenses as a result of our internal review of revenue cut-off procedures, internal controls, and accounting related to certain customer contracts.

While we are closely monitoring and controlling general and administrative costs, we expect these costs will continue to include significant legal fees to defend claims described in Note 8 to our consolidated financial statements included elsewhere in this report.

Interest income (expense). Interest income, net decreased by approximately $2.9 million for the year ended December 31, 2009 compared to 2008. Although our average cash and marketable securities balance has increased period over period, average yields have decreased.

Other income (expense). Other income (expense) for the year ended December 31, 2009 increased by approximately $1.0 million, to $315,000 of income compared to $729,000 of expense in 2008. This increase was primarily due to the year-over-year strengthening of the Euro and the related foreign exchange impact on our respective Euro denominated accounts receivable and cash balances. Also, our gross exposure to Euro based financial balances decreased year over year due to decreased Euro based sales.

Income tax expense (benefit). Income tax expense was approximately $527,000 for fiscal 2009, which represents an annual effective tax rate of 12%. The difference between the federal and state statutory combined rate of 36% and our effective tax rate for 2009 is primarily due to the recognition of an approximately $1.4 million benefit in 2009 related to a derecognition of our uncertain tax liability, a benefit of $3.0 million from the impact of research and development tax credits, a $1.1 million tax expense impact of accounting for share based compensation and a $1.2 million increase in our valuation allowance for our deferred tax assets.

In the third quarter of 2009, we reduced our uncertain tax liability by approximately $3.1 million, including a related interest accrual of approximately $240,000, due to the expiration of the statute of limitations applicable to the 2005 taxable year and the completion of the examination of our 2006 federal tax return. Approximately $1.4 million of this amount benefited the 2009 tax provision as a discrete item.

We recognize a tax benefit upon expensing certain share-based awards granted under equity incentive compensation plans, including nonqualified stock options and restricted stock units, but cannot recognize a tax benefit currently for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of the accounting guidance in Statement of Financial Accounting Standard No. 123(R), Share Based Payment (“SFAS No. 123(R)”, which was superseded and subsumed by ASC Topic 718), we recognize a tax benefit in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption this guidance, the tax benefit is recorded directly to additional paid-in capital. During 2009, we recorded an additional tax expense of approximately $1.1 million associated with share-based compensation. The impact of share-based compensation permanent items resulted in an increase of 26 percentage points in our annual effective tax rate. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is diminished.

Additionally, income tax expense was negatively impacted by activity related to our valuation allowance in 2009. During 2009, management evaluated our deferred tax valuation allowance and determined that valuation allowance should be increased by approximately $1.2 million based on uncertainty associated with our ability to utilize increased deferred tax assets. This determination was based on available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income and recent financial operations. This determination required significant judgment about the forecasts of future taxable income and is consistent with the plans and estimates we are using to manage the underlying business. The tax benefit for the year ended December 31, 2009 was $624,000, excluding the valuation allowance adjustment.

Net income (loss). For the year ended December 31, 2009, we reported net income of $3.9 million, as compared to net loss of approximately $1.2 million in 2008. Although operating expenses increased during 2009 compared to the same period last year, net income was favorably impacted by the increases in net revenues and gross margin percentage as discussed above.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net revenues. Net revenues for the year ended December 31, 2008 decreased $108.9 million, or 25.3%, to $321.0 million compared to $429.9 million for 2007. The decrease in net revenues was primarily attributable to decreases in sales for our EV-DO products partially offset by an increase in our HSPA products. The decrease in EV-DO product sales for the year ended December 31, 2008 compared to 2007 was approximately $126.6 million, primarily due to lower unit shipments of our Merlin Express and PC Cards, and Ovation USB Modems and the effects of a lower average sales prices for such products due to competitive pricing pressures and the slowdown of global economies. Our HSPA product sales increased by approximately $17.7 million during 2008 compared to 2007, primarily as a result of the increase in unit shipments of our Ovation USB Modems and Expedite Embedded Modules. Overall, EV-DO net revenues, which consist primarily of North American products, represented approximately 58% of net revenues in 2008 compared to 73% in 2007 while HSDPA/HSUPA products represented approximately 42% of net revenues in 2008 compared to 27% in 2007.

Cost of revenues. Cost of revenues for the year ended December 31, 2008 was $252.2 million, or 78.6% of net revenues, as compared to $299.1 million, or 69.6% of revenues in 2007. The increase in cost of revenues as a percentage of revenues in 2008 was primarily related to the rate of decrease in the average per unit selling prices for products exceeding the rate of decrease in the average per unit cost of revenues and other market driven factors. Cost of revenues included $8.2 million of inventory write down to the lower of cost or market due to the effects of lower than expected demand for certain products, the effects of the falling valuation of the Euro, and poor macro economic conditions. In addition, we recorded impairment charges of approximately $830,000 related to technology licenses, production fixtures, and tooling equipment. As more fully discussed in Note 3 to the consolidated financial statements, management performed an impairment analysis of the assets in accordance with the relevant accounting guidance contained in ASC 360, and concluded that certain assets were not fully recoverable and an impairment loss was recognized in the year ended December 31, 2008.

Cost of revenues for the year ended December 31, 2008 included a $2.3 million benefit due to a change in our assessment of contingent liability related to intellectual property claims. We do not believe that it is probable that we will incur a loss relating to these intellectual property claims.

Cost of revenues for the year ended December 31, 2008 included share-based compensation expense of approximately $600,000, compared to approximately $700,000 in 2007.

Gross profit. Gross profit for the year ended December 31, 2008 was $68.7 million, or 21.4% of revenues, as compared to $130.8 million, or 30.4% of revenues in 2007. The decrease was primarily attributable to the changes in revenues and cost of revenues as discussed above.

Research and development expenses. Research and development expenses for the year ended December 31, 2008 were $34.7 million, or 10.8% of revenues compared to $37.6 million, or 8.7% of revenues in 2007. This decrease in expenses reflected a decrease of $3.6 million in consulting and outside service fees and the favorable impact of development cost reimbursements from a vendor totaling $1.7 million. This decline was partially offset by a $1.4 million increase in payroll related expenditures for ongoing research and development activities. Research and development expenses in 2008 included share-based compensation of approximately $2.1 million, compared to approximately $2.5 million in 2007.

Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2008 were $18.2 million, or 5.7% of revenues, compared to $20.9 million, or 4.9% of revenues in 2007. The reduction in expense was primarily attributable to a decrease of approximately $1.0 million in marketing expenses. Sales and marketing expenses in 2008 included share-based compensation of approximately $1.0 million, compared to approximately $1.9 million in 2007.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2008 were $21.6 million, or 6.7% of revenues, compared to $18.9 million, or 4.4% of revenues in

2007. During the year, we incurred approximately $4.0 million in professional fees and expenses related to an internal review of our revenue cut-off procedures, internal controls and accounting related to certain customer contracts. General and administrative expenses in 2008 included share-based compensation of $2.6 million, compared to $4.7 million in 2007.

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

During 2008, management evaluated our deferred tax valuation allowance and determined that the valuation allowance related to our U.S. deferred tax assets should not be significantly revised. Approximately $1.4 million of deferred tax valuation allowance relating to our Canadian subsidiary was established based on the uncertainty associated with the Canadian subsidiary’s ability to utilize the increased deferred tax assets. This determination was based on available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income and recent financial operations. This determination required significant judgment about the forecasts of future taxable income and is consistent with the plans and estimates we are using to manage the underlying business. The tax benefit for the year ended December 31, 2008 was $2.3 million excluding the valuation allowance adjustment. The tax expense for the year ended December 31, 2007 was $21.6 million excluding the valuation allowance adjustment in 2007.

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

Net income (loss). For the year ended December 31, 2008, we reported a net loss of $1.2 million, as compared to net income of approximately $38.8 million in 2007. The decrease in net income was due to a decrease in revenue and our overall profitability as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations. We do not currently have a revolving credit facility or similar loan agreement.

In September 2009, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) that will allow us to sell up to $125 million of equity, debt or other securities described in the registration statement in one or more offerings by us from time to time. As set forth in the shelf registration statement, the net proceeds from the sale of our securities may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. As of the date of this report, we had not issued any securities under this registration statement.

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities:

	Year Ended December 31,
	(in thousands)
	2009	2008	Increase / (Decrease)
Working capital	$149,468	$173,153	$(23,685)

Cash and cash equivalents (1)	$100,025	$77,733	$22,292
Short-term marketable securities (1)	27,664	58,536	(30,872)
Long-term marketable securities	48,355	6,962	41,393

Total cash and cash equivalents and marketable securities	$176,044	$143,231	$32,813

(1)	Included in working capital.

As of December 31, 2009, our working capital decreased $23.7 million over the prior year primarily due to our purchase of long-term marketable securities during 2009.

As of December 31, 2009, our marketable securities increased $10.5 million primarily due to the investment of a portion of our net cash provided by operations. See the discussion of cash equivalents, short and long-term marketable securities by major security type in Note 2 in the consolidated financial statements, and discussion of market risk that follows in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Cash and cash equivalents increased $22.3 million from $77.7 million at December 31, 2008 to $100.0 million at December 31, 2009 as a result of increases in cash provided by operating activities during 2009.

Historical Cash Flows

The following table summarizes our consolidated statements of cash flows for the periods indicated:

	Year Ended December 31,
	(in thousands)
	2009	2008
Net cash provided by operating activities	$36,661	$25,800
Net cash used in investing activities	(17,404)	(6,987)
Net cash provided by (used in) financing activities	2,755	(24,581)
Effect of exchange rates on cash and cash equivalents	280	(1,099)

Net increase (decrease) in cash and cash equivalents	22,292	(6,867)
Cash and cash equivalents, beginning of year	77,733	84,600

Cash and cash equivalents, end of year	$100,025	$77,733

Operating activities. Net cash provided by operating activities increased by $10.9 million to $36.7 million for 2009 compared to $25.8 million for 2008. During 2009, the $10.9 million increase in net cash provided by operations was primarily attributable to increased sales of our products and improved margins, along with the beneficial impact of certain working capital accounts. The difference between our 2009 net income of $3.9 million and our net cash provided by operating activities of $36.7 million is primarily due to non-cash charges including depreciation and amortization, charges for inventory losses, and share-based compensation. During 2008, the difference between our 2008 net loss of $1.2 million and our net cash provided by operating activities of $25.8 million was primarily due to non-cash charges, including depreciation and amortization, charges for inventory losses, and share-based compensation.

Investing activities. Net cash used in investing activities for 2009 was approximately $17.4 million compared to $7.0 million used in investing activities in 2008. The cash used by investing activities in 2009 was related to net purchases of marketable securities of approximately $10.6 million and purchases of property and equipment of approximately $5.8 million. The cash used in investing activities in 2008 was primarily related to purchases of property and equipment, offset by net sales of marketable securities.

Financing activities. Net cash provided by financing activities for 2009 was $2.8 million, compared to net cash used in financing activities of $24.6 million for 2008. Net cash provided by financing activities in 2009 was primarily related to proceeds from the exercise of employee stock options and stock purchases under the employee stock purchase plan. Proceeds from the exercise of stock options and share purchases pursuant to the employee stock purchase plan, including related excess tax benefits, were higher in 2009 compared to 2008 due to increased stock option exercise activity. Net cash used in financing activities in 2008 was primarily related to our repurchase of $25.0 million of our outstanding common stock on the open market pursuant to a repurchase program.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at December 31, 2009, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Fiscal Year
	2010	2011	2012	2013	2014	Total
Operating leases	$3,039	$610	$403	$—	$—	$4,052
Capital leases	127	114	47	—	—	288
Committed purchase orders	51,217	—	—	—	—	51,217

Total contractual obligations	$54,383	$724	$450	$—	$—	$55,557

Our liability for uncertain tax benefits, including interest, as of December 31, 2009 was approximately $20.5 million. Our tax liability for uncertain tax benefits is not included in our table of contractual obligations and commercial commitments. We do not believe that we will pay such amount within one year from December 31, 2009; however, we cannot reasonably estimate the timing of future payments with respect to this liability.

Other Liquidity Needs

We expect to incur ongoing professional fees and expenses to defend litigation filed against us or related to our products, which litigation is discussed in Note 8 to our consolidated financial statements included in this report. These costs cannot be estimated at this time.

During the next twelve months, we plan to incur approximately $10 million for discretionary capital expenditures, including the acquisition of additional software licenses.

We believe our cash resources from cash and cash equivalents and marketable securities, together with anticipated cash flows from operations, and our ability to raise capital under our shelf registration statement will be sufficient to meet our working capital needs for the next twelve months.

Our liquidity could be impaired if there is any interruption in our business operations, a material failure to satisfy our contractual commitments or a failure to generate revenue from new or existing products.

We may raise additional funds to accelerate development of new and existing services and products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders would experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of our common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance products or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Revenue Recognition. Our revenue is principally generated from the sale of wireless modems to wireless operators, OEM customers and value added resellers and distributors. Revenue from product sales is recognized upon the later of transfer of title or shipment of the product to the customer. Where the transfer of title or risk of loss is contingent on the customer’s acceptance of the product, we will not recognize revenue until both title and risk of loss have transferred to the customer. We record deferred revenue for cash payments received from customers in advance of when revenue recognition criteria are met. We have granted price protection to certain customers in accordance with the provisions of the respective contracts and track pricing and other terms offered to customers buying similar products to assess compliance with these provisions. We estimate the amount of price protection for current period product sales utilizing historical experience and information regarding customer inventory levels. To date, we have not incurred material price protection obligations. Revenues from sales to certain customers are subject to cooperative advertising allowances. Cooperative advertising allowances are recorded as an operating expense to the extent that the advertising benefit is separable from the revenue transaction and the fair value of that advertising benefit is determinable. To the extent that such allowances either do not provide a separable benefit to us, or the fair value of the advertising benefit cannot be reliably estimated, such amounts are recorded as a reduction of revenue. We establish reserves for estimated product returns allowances in the period in which revenue is recognized. In estimating future product returns, we consider various factors, including our stated return policies and practices and historical trends.

In arrangements in which our hardware and software are delivered concurrently, we do not provide significant post contract customer support (“PCS”) and recognize revenue upon the delivery of the of the hardware product, assuming all other basic revenue recognition criteria are met. As of December 31, 2009, we have not recorded any significant revenues from separate software sales.

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

Provision for Excess and Obsolete Inventory. Inventories are stated at the lower of cost (first-in, first-out method) or market. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess and obsolete inventory based on estimated future usage and sales. Write-downs in inventory value or losses on inventory purchase commitments depend on various items, including factors related to customer demand, economic and competitive conditions, technological advances or new product introductions by us or our customers that vary from our current expectations. Whenever inventory is written down, a new cost basis is established and the inventory is not subsequently written up if market conditions improve.

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

Our assessment includes comparing the carrying amounts of intangible and long-lived assets to their associated undiscounted expected future cash flows, which are determined using an expected cash flow model. This model requires estimates of our future revenues, profits, capital expenditures, working capital and other relevant factors. We estimate these amounts by evaluating our historical trends, current budgets, operating plans and other industry data. If the assets are considered to be impaired, the impairment charge recognized is the amount by which the asset’s carrying value exceeds its estimated fair value.

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

Income Taxes. We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable to or refundable by tax authorities in the current fiscal year. We also recognize federal, state and foreign deferred tax liabilities or assets based on our estimate of future tax effects attributable to temporary differences and carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that some portion of the deferred tax asset will not be realized. We evaluate deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets which could result in a decrease in our effective tax rate and an adverse impact on operating results. We will continue to evaluate the necessity of the valuation allowance based on the remaining deferred tax assets.

The Company recognizes the impact of uncertain income tax positions on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

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

Share-based Compensation Expense. We have stock incentive plans under which incentive stock options and restricted stock units have been granted to employees and non-employee members of our Board of Directors. We also have an employee stock purchase plan for all eligible employees. Share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, are recognized in the financial statements based upon their respective grant date fair values.

We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is principally recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We evaluate the assumptions used to value stock options and stock purchase rights on a quarterly basis. Although the Black-Scholes model is an acceptable model, the fair values generated by the model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. At December 31, 2009, we had $176 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our $67 million in cash equivalents at December 31, 2009, as these consisted of money market funds with the value of all of our cash equivalents determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

At December 31, 2009, substantially all of our marketable securities are invested in fixed income products. As such, our investments in fixed-rate instruments carry a degree of interest rate risk. The market value of fixed-rate securities may be adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates decline. Due in part to these factors, our future investment market values and income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. Using a model that estimates the aggregate yield to maturity of our investment portfolio, we estimate that 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, our $76 million in marketable securities by approximately $700,000.

However, because any debt securities we hold are classified as available-for-sale (within the meaning of ASC Topic 320), no gains or losses are realized in the income statement due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.

We do not utilize derivative instruments or other financial contracts to manage our exposure to changes in interest rates in our investment portfolio.

Credit Risk

We maintain our cash and cash equivalents and our marketable securities, which include various security holdings, types and maturities, with a number of financial institutions. Although the global credit crisis appears to have abated somewhat, credit risk remains. As of the date of this report, we have not identified any significant credit risk associated with any of the financial institutions that maintain our portfolio of cash and cash equivalents and our marketable securities. However, our ability to support our working capital needs depends, in part, on our available cash, cash equivalents, and marketable securities. As a result, any significant decrease in the value of our investments may materially adversely impact our ability to support our working capital needs.

We place our cash investments in instruments that meet credit quality standards specified in our investment policy guidelines at the time the investments are made. At December 31, 2009, we have cash and cash equivalents of $100 million. Of this $100 million, $33 million is held in cash demand deposits. Our $67 million in cash equivalents at December 31, 2009 was held in money market investments. These money market funds attempt to maintain a net asset value (NAV) of $1 per unit of investment. Should the underlying investments held by these money market funds suffer significant losses to market value due to interest rate changes or perceived counterparty risk, the NAV of these money market funds may suffer declines below the targeted $1 NAV. We hold money market funds that target a balance of investment return and preservation of invested capital through diversified holdings. As such, we do not believe we currently have significant exposure to NAV declines for our money market holdings.

At December 31, 2009, we had $76 million invested in our portfolio of marketable securities. Our investment policy guidelines limit the amount of credit exposure to any one issue, issuer or type of instrument. The fair value of our marketable securities at December 31, 2009 was determined based on “Level 2” inputs, which were derived based on quoted prices for identical or similar assets, which had few transactions near the measurement period.

Foreign Currency Exchange Rate Risk

We generate Euro-denominated accounts receivable from sales to customers that are members of the European Union, and we lack significant Euro-denominated purchases and trade liabilities to offset our exposure to this Euro denominated accounts receivable activity. During the year ended December 31, 2009, Euro-denominated revenue was approximately $18.3 million. As a result, we are exposed to market risk arising from changes in foreign currency exchange rates, principally change in the value of the Euro versus the U.S. Dollar. To mitigate this risk, we enter into foreign exchange contracts, principally forward currency foreign exchange contracts. These forward currency foreign exchange contracts cover a portion, generally 50% to 80%, but may cover up to 100%, of our Euro-based financial assets.

At December 31, 2009, we had approximately $5.0 million (€3.5 million) of Euro-denominated financial assets, as compared to $3.7 million (€2.6 million) in forward currency foreign exchange contracts with expiration dates of 125 days or less. At December 31, 2009, we recorded an unrealized gain of approximately $30,000 on our outstanding forward contracts. In addition, at December 31, 2009, we recorded approximately $116,000 in unrealized foreign currency losses related to our outstanding Euro-denominated accounts receivable balances. Both the unrealized gain on the outstanding forward contracts and the unrealized losses on outstanding Euro-denominated receivables were recorded in other income and expense in our consolidated statement of operations.

Assuming a translation of our Euro-denominated revenue for the year ended December 31, 2009 at an average Euro-to-U.S. Dollar exchange rate of $1.395 and a uniform ten percent strengthening or weakening of this exchange rate, we estimate that income before income taxes for the year ended December 31, 2009 would increase or decrease by approximately $1.8 million. This analysis does not give effect to any forward currency foreign exchange contracts that may be used to hedge foreign currency risk.

Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on fluctuations in interest and foreign currency exchange rates and our actual exposure and hedging transactions.

Our sales to non-European Union countries are typically denominated in U.S. Dollars. Competitive conditions in the markets in which we operate may limit our ability to increase prices in the event of adverse changes in currency exchange rates. Sales of these products are affected by the value of the U.S. Dollar relative to other currencies, and in particular, the Euro. Any long-term strengthening of the U.S. dollar could depress the demand for these U.S. manufactured products, reduce sales, or cause us to reduce per unit selling prices.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Ernst and Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Novatel Wireless, Inc. included in this report, has issued an audit report on the effectiveness of Novatel Wireless Inc.’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of Novatel Wireless Inc.’s internal control over financial reporting as of December 31, 2009, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc.:

We have audited Novatel Wireless, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Novatel Wireless, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Novatel Wireless, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Novatel Wireless, Inc. as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ Ernst & Young LLP

San Diego, California

March 12, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Identification of Directors. The information under the caption “Election of Directors” appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

(b) Identification of Executive Officers. The information under the caption “Executive Officers” appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

(d) Code of Ethics. We have adopted a Code of Business Conduct and Ethics which, together with the policies referred to therein, is applicable to all of our directors, officers and employees. The Code of Business Conduct and Ethics is intended to cover all areas of professional conduct, including conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business. We encourage all employees, officers and directors to promptly report any violations of any of our policies. The Code of Business Conduct and Ethics is posted on our website at www.novatelwireless.com in the Investor tab under “Corporate Governance.” In the event that a substantive amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer or principal financial and accounting officer is necessary, we intend to post such information on our website.

(e) Audit Committee. The information under the caption “The Board, Its Committees and Its Compensation—Audit Committee” appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information under the headings “Executive Compensation,” “The Board, Its Committees and Its Compensation—Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the headings “Review and Approval of Transactions with Related Parties” and “The Board, Its Committees and Its Compensation—Director Independence” appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the heading “Independent Public Accountants” appearing in the Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Index to consolidated financial statements

See Index to consolidated financial statements on page F-1.

2. Index to financial statement schedules

The following financial statement schedules for the years ended December 31, 2009, 2008, and 2007 should be read in conjunction with the consolidated financial statements, and related notes thereto.

Schedule	Page
Schedule II—Valuation and Qualifying Accounts	F-32

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or related notes thereto.

(b) Exhibits

The following Exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000, as amended).

4.2	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.3	Registration Rights Agreement, dated as of March 12, 2003, entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

Exhibit Number	Description

4.4	Registration Rights Agreement, dated as of January 13, 2004, entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1*	Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000 as amended).

10.2*	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.3*	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.4*	Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.7*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.8*	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed November 10, 2009).

10.9*	Form of Restricted Share Award Agreement for restricted stock granted to non-employee directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.10*	Form of Restricted Share Award Agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.11*	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed November 2, 2009).

10.12*	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

Exhibit Number	Description

10.13*	Employment Agreement, dated November 2, 2007, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007).

10.14*	2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 24, 2009).

10.15*	2009 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 24, 2009).

21	Subsidiaries of Novatel Wireless, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2**	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (See signature page).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2010	NOVATEL WIRELESS, INC.

	By:	/s/ PETER LEPARULO
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

Signature	Title	Date

/s/ PETER LEPARULO Peter Leparulo	Chairman and Chief Executive Officer (Principal Executive Officer)	March 12, 2010

/s/ KENNETH LEDDON Kenneth Leddon	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010

/s/ RUSSELL C. GERNS Russell C. Gerns	Director	March 12, 2010

/s/ JAMES LEDWITH James Ledwith	Director	March 12, 2010

Greg Lorenzetti	Director

/s/ HORST J. PUDWILL Horst J. Pudwill	Director	March 12, 2010

/s/ JOHN ROSS John Ross	Director	March 12, 2010

/s/ JOHN D. WAKELIN John D. Wakelin	Director	March 12, 2010

/s/ DAVID A. WERNER David A. Werner	Director	March 12, 2010

S-1

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$100,025	$77,733
Marketable securities	27,664	58,536
Accounts receivable, net of allowance for doubtful accounts of $741 in 2009 and $1,010 in 2008	36,299	40,072
Inventories	24,973	23,229
Deferred tax assets, net	6,465	7,513
Prepaid expenses and other	4,738	9,923

Total current assets	200,164	217,006

Property and equipment, net of accumulated depreciation of $40,279 in 2009 and $33,417 in 2008	14,911	20,225
Marketable securities	48,355	6,962
Intangible assets, net of accumulated amortization of $2,441 in 2009 and $8,568 in 2008	1,513	1,860
Deferred tax assets, net	17,248	14,402
Other assets	316	276

Total assets	$282,507	$260,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,460	$23,225
Accrued expenses	23,236	20,628

Total current liabilities	50,696	43,853
Capital lease obligations, long-term	184	269
Other long-term liabilities	20,472	18,647

Total liabilities	71,352	62,769

Commitments and contingencies
Stockholders’ equity:
Series A and B preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 31,092 and 30,327 shares issued and outstanding at December 31, 2009 and 2008, respectively	31	30
Additional paid-in capital	416,579	407,252
Accumulated other comprehensive income	15	62
Accumulated deficit	(180,470)	(184,382)

	236,155	222,962
Treasury stock at cost; 2,436 common shares at December 31, 2009 and 2008, respectively	(25,000)	(25,000)

Total stockholders’ equity	211,155	197,962

Total liabilities and stockholders’ equity	$282,507	$260,731

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net revenues	$337,422	$320,973	$429,903
Cost of revenues	249,764	252,231	299,062

Gross profit	87,658	68,742	130,841

Operating costs and expenses:
Research and development	44,892	34,740	37,558
Sales and marketing	19,857	18,195	20,937
General and administrative	20,159	21,550	18,899

Total operating costs and expenses	84,908	74,485	77,394

Operating income (loss)	2,750	(5,743)	53,447
Other income (expense):
Interest income, net	1,374	4,282	5,592
Other income (expense), net	315	(729)	479

Income (loss) before taxes	4,439	(2,190)	59,518
Income tax expense (benefit)	527	(947)	20,756

Net income (loss)	$3,912	$(1,243)	$38,762

Per share data:
Net income (loss) per share:
Basic	$0.13	$(0.04)	$1.23

Diluted	$0.13	$(0.04)	$1.21

Weighted average shares used in computation of basic and diluted net income (loss) per share:
Basic	30,648	31,159	31,389

Diluted	31,224	31,159	32,007

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2006	29,743	$30	$356,138	$—	$(221,901)	$(31)	$134,236
Exercise of stock options, warrants and shares issued under employee stock purchase plan	2,859	3	24,987	—	—	—	24,990	$—
Net tax effect from stock options exercised	—	—	9,810	—	—	—	9,810	—
Share-based compensation	—	—	9,851	—	—	—	9,851	—
Net income	—	—	—	—	38,762	—	38,762	38,762
Other comprehensive income:
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	96	96	96

Total comprehensive income								$38,858

Balance, December 31, 2007	32,602	33	400,786	—	(183,139)	65	217,745
Exercise of stock options, vesting of restricted stock units and awards, and shares issued under employee stock purchase plan	161	—	435	—	—	—	435	$—
Net tax effect from stock options exercised	—	—	(155)	—	—	—	(155)	—
Share-based compensation	—	—	6,183	—	—	—	6,183	—
Repurchase of common stock	(2,436)	(3)	3	(25,000)	—	—	(25,000)	—
Net loss	—	—	—	—	(1,243)	—	(1,243)	(1,243)
Other comprehensive income:
Unrealized loss on marketable securities, net of taxes	—	—	—	—	—	(3)	(3)	(3)

Total comprehensive loss								$(1,246)

Balance, December 31, 2008	30,327	30	407,252	(25,000)	(184,382)	62	197,962
Exercise of stock options, vesting of restricted stock units and shares issued under employee stock purchase plan	765	1	2,669	—	—	—	2,670	$—
Net tax effect from stock options exercised	—	—	(224)	—	—	—	(224)	—
Share-based compensation	—	—	6,882	—	—	—	6,882	—
Net income	—	—	—	—	3,912	—	3,912	3,912
Other comprehensive income:
Unrealized loss on marketable securities, net of taxes	—	—	—	—	—	(47)	(47)	(47)

Total comprehensive income								$3,865

Balance, December 31, 2009	31,092	$31	$416,579	$(25,000)	$(180,470)	$15	$211,155

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$3,912	$(1,243)	$38,762
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,994	11,563	10,953
Loss (gain) on disposal of fixed assets	(11)	(12)	102
Impairment loss on equipment and intagible assets	92	840	—
Provision for bad debts	35	1,256	309
Inventory provision	2,305	8,198	2,798
Share-based compensation expense	6,882	6,183	9,851
Excess tax benefits from equity based awards	(282)	(117)	(9,290)
Non-cash income tax benefit	(1,798)	(4,579)	(4,844)
Changes in assets and liabilities:
Accounts receivable	3,738	30,615	(24,478)
Inventories	(5,514)	(6,851)	(3,012)
Prepaid expenses and other assets	4,826	(5,104)	(1,202)
Accounts payable	3,930	(15,551)	(799)
Accrued expenses, income taxes, and other	5,552	602	30,830

Net cash provided by operating activities	36,661	25,800	49,980

Cash flows from investing activities:
Purchases of property and equipment	(5,770)	(8,609)	(16,204)
Proceeds from sale of property and equipment	—	—	125
Purchases of intangible assets	(1,066)	(1,289)	(240)
Purchases of securities	(76,967)	(85,094)	(88,336)
Securities maturities/sales	66,399	88,005	69,570

Net cash used in investing activities	(17,404)	(6,987)	(35,085)

Cash flows from financing activities:
Principal payments under capital lease obligations	(197)	(133)	(51)
Repurchase of common stock	—	(25,000)	—
Proceeds from exercise of stock options and employee stock purchase plan	2,670	435	24,990
Excess tax benefits from stock options exercised	282	117	9,290

Net cash provided by (used in) financing activities	2,755	(24,581)	34,229
Effect of exchange rates on cash and cash equivalents	280	(1,099)	864

Net increase (decrease) in cash and cash equivalents	22,292	(6,867)	49,988
Cash and cash equivalents, beginning of year	77,733	84,600	34,612

Cash and cash equivalents, end of year	$100,025	$77,733	$84,600

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$12	$20	$60
Income taxes	$294	$5,340	$2,870
Supplemental disclosures of non-cash financing activities:
Capital lease obligations	$—	$150	$510

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Critical Accounting Policies

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of current products principally includes third generation, or 3G, intelligent mobile hotspots, communications and applications software, USB modems, embedded PCI express mini card modems and wireless PC card and ExpressCard modems. Through the integration of our hardware and software, our products are designed to operate on the world’s wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, royalty costs, provision for warranty costs, income taxes and share-based compensation expense.

Difficult global economic conditions, tight credit markets, volatile equity, foreign currency and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in these estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates, particularly those related to the condition of the economy.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist of demand deposits and money market funds. Cash and cash equivalents are recorded at market value, which approximates cost. Gains and losses associated with the Company’s foreign currency denominated demand deposits are recorded as a component of other income.

Allowance for Doubtful Accounts Receivable

The Company provides an allowance for its accounts receivable for estimated losses that may result from its customers’ inability to pay. The Company determines the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, and changes in customer payment cycles and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance. To minimize the likelihood of uncollectibility, the Company reviews its customers’ credit-worthiness periodically based on credit scores generated by independent credit reporting services, its experience with its customers and the economic condition of its customers’ industries. Material differences may result in the amount and timing of expense for any period if the Company were to make different judgments or utilize different estimates. If the financial condition of the Company’s customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

The Company accounts for its marketable securities in accordance with Accounting Standards Codification (“ASC”) Topic 320. All of the Company’s marketable securities are treated as “available-for-sale” as defined in this accounting guidance. Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. While it is the Company’s intent to hold such securities until maturity, the Company may sell certain securities for cash flow purposes. Thus, the Company’s marketable securities are classified as available-for-sale and are carried on the balance sheet at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method.

The Company determines the fair value of its financial assets and liabilities by reference to the hierarchy of inputs contained in ASC Topic 820. This hierarchy on inputs consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and, Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company classifies its marketable securities as current or non-current in accordance with ASC Topic 210. All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheet. All other securities are classified as “long term” on the consolidated balance sheet.

Inventories and Provision for Excess and Obsolete Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipping and handling costs are classified as a component of cost of revenue in the consolidated statements of income. The Company reviews the components of its inventory and its inventory purchase commitments on a regular basis for excess and obsolete inventory based on estimated future usage and sales. Write-downs in inventory value or losses on inventory purchase commitments depend on various items, including factors related to customer demand, economic and competitive conditions, technological advances or new product introductions by the Company or its customers that vary from its current expectations. Whenever inventory is written down, a new cost basis is established and the inventory is not subsequently written up if market conditions improve.

The Company believes that, when made, the estimates used in calculating the inventory provision are reasonable and properly reflect the risk of excess and obsolete inventory. If customer demand for the Company’s inventory is substantially less than its estimates, inventory write-downs may be required, which could have a material adverse effect on its consolidated financial statements.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method. Test equipment, computer equipment, purchased software, furniture, and fixtures and product tooling are depreciated over lives ranging from eighteen months to five years and leasehold improvements are depreciated over the shorter of the related lease period or useful life. Amortization of assets held under capital leases is included in depreciation expense.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing property and equipment are capitalized and depreciated. Upon retirement or disposition of property and equipment, any resulting gain or loss is recognized in the consolidated statements of operations.

Intangible Assets

Intangible assets include the costs of non-exclusive and perpetual worldwide software technology licenses. The Company’s intangible asset licenses primarily consist of software license agreements for research and development or production purposes. These costs are amortized on a straight-line basis over the estimated useful lives of the assets, which the Company typically estimates as one year for research and development licenses, and two years for production licenses.

Long-Lived Assets

The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets, including property and equipment and intangible assets, to determine whether impairment of these assets has occurred or whether a revision to the related amortization periods should be made. When the carrying value of an asset exceeds the associated undiscounted expected future cash flows, it is considered to be impaired and is written down to fair value. Fair value is determined based on an evaluation of the assets associated undiscounted future cash flows or appraised value. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each class of asset. If management’s evaluation indicates that the carrying values of these assets are impaired, such impairment is recognized by a reduction of the applicable asset carrying value to its estimated fair value and is expensed as a part of continuing operations.

Revenue Recognition

The Company’s revenue is principally generated from the sale of wireless modems to wireless operators, OEM customers and value added resellers and distributors. Revenue from product sales is recognized upon the later of transfer of title or shipment of the product to the customer. Where the transfer of title or risk of loss is contingent on the customer’s acceptance of the product, the Company will not recognize revenue until both title and risk of loss have transferred to the customer. The Company records deferred revenue for cash payments received from customers in advance of when revenue recognition criteria are met. The Company has granted price protection to certain customers in accordance with the provisions of the respective contracts and tracks pricing and other terms offered to customers buying similar products to assess compliance with these provisions. The Company estimates the amount of price protection for current period product sales utilizing historical experience and information regarding customer inventory levels. To date, the Company has not incurred material price protection obligations. Revenues from sales to certain customers are subject to cooperative advertising allowances. Cooperative advertising allowances are recorded as an operating expense to the extent that the advertising benefit is separable from the revenue transaction and the fair value of that advertising benefit is determinable. To the extent that such allowances either do not provide a separable benefit to the Company, or the fair value of the advertising benefit cannot be reliably estimated, such amounts are recorded as a reduction of revenue. The Company establishes reserves for estimated product returns allowances in the period in which revenue is recognized. In estimating future product returns, the Company considers various factors, including the Company’s stated return policies and practices and historical trends.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In arrangements in which our hardware and software are delivered concurrently, the Company does not provide significant post contract customer support (“PCS”) and recognizes revenue upon the delivery of the of the hardware product, assuming all other basic revenue recognition criteria are met. As of December 31, 2009, the Company has not recorded any significant revenues from separate software sales.

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

Income Taxes

The Company recognizes federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable to or refundable by tax authorities in the current fiscal year. The Company also recognizes federal, state and foreign deferred tax liabilities or assets based on our estimate of future tax effects attributable to temporary differences and carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowance against its deferred tax assets which could result in a decrease in the Company’s effective tax rate and an adverse impact on operating results. The Company will continue to evaluate the necessity of the valuation allowance based on the remaining deferred tax assets.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Derivatives and Hedging

The Company’s derivative financial instruments consist solely of foreign currency forward exchange contracts. The purpose of these derivative instruments is to hedge the Company’s economic exposure associated with accounts receivable and cash balances denominated in Euros. The Company’s forward contracts do not qualify as accounting hedges. As a result, the Company marks-to-market the forward contracts and includes unrealized gains and losses in the current period as a component of other income (expense) in the consolidated statements of operations.

Litigation

The Company is currently involved in certain legal proceedings. The Company will record a loss when the Company determines information available prior to the issuance of the financial statements indicates the loss is both probable and estimable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company’s pending litigation and revises its estimates, if necessary. The Company’s policy is to expense litigation costs as incurred.

Share-Based Compensation

The Company has granted stock options to employees and restricted stock units. The Company also has an employee stock purchase plan (ESPP) for all eligible employees. The Company measures the compensation cost associated with all share-based payments based on grant date fair values. The fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. The Black-Scholes model is considered an acceptable model but the fair values generated by it may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends.

For grants of incentive options, the Company uses a blend of historical and implied volatility for traded options on its stock in order to estimate the expected volatility assumption required in the Black-Scholes model. The Company’s use of a blended volatility estimate in computing the expected volatility assumption for incentive stock options is based on its belief that while that implied volatility is representative of expected future volatility, the historical volatility over the expected term of the award is also an indicator of expected future volatility. Due to the short duration of employee stock purchase rights, the Company utilizes historical volatility in order to estimate the expected volatility assumption of the Black-Sholes Model.

The expected term of incentive stock options granted is estimated using the average of the vesting date, the contractual term and historical experience. The expected term of an employee stock purchase right is the contractual term of that right. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options and employee stock purchase rights. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts. The fair value of the

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s restricted stock units is based on the closing market price of its common stock on the date of grant. The Company will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and the Company employs different assumptions, stock-based compensation expense may differ significantly from what it has recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that the Company grants additional equity securities to employees or it assumes unvested securities in connection with any acquisitions, its stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

Compensation cost associated with grants of restricted stock units are measured at fair value, which has historically been the closing price of the Company’s stock on the date of grant.

The Company recognizes share-based compensation expense using the straight-line method for awards that contain only service conditions. For awards that contain performance conditions, the Company recognizes the share-based compensation expense on a straight-line basis for each vesting tranche. The Company estimates forfeitures at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates its forfeiture rate assumption for all types of share based compensation awards based historical forfeiture rates related to each category of award.

Computation of Net Income (Loss) Per Share

The Company computes basic and diluted per share data for all periods for which a statement of operations is presented. Basic net income (loss) per share excludes dilution and is computed by dividing the net income (loss) by the weighted-average number of shares that were outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to acquire common stock were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

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

Comprehensive Income (Loss)

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

Recent Accounting Pronouncements

In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards require entities to

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have VSOE of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010, however early adoption is permitted. In accordance with the transition provisions of the revised standard, the Company prospectively adopted the provisions of guidance on January 1, 2010. The adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued new revenue recognition standards for revenue arrangements that contain tangible products and software. These new standards change the scope of existing accounting guidance related to revenue arrangements containing software deliverables to exclude from its scope (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. These new standards are effective for annual periods ending after June 15, 2010, however early adoption is permitted. Additionally, adoption of these standards is required in the period in which the Company adopts the FASB’s revised standards on revenue recognition with multiple deliverables. In accordance with the transition provisions of the revised standard, the Company prospectively adopted the provisions of guidance on January 1, 2010. The adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

2. Fair Value Measurement of Assets and Liabilities

The Company’s cash equivalents and marketable securities are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company maintains an investment portfolio of various security holdings, types and maturities. The Company places its cash equivalents and investments in instruments that meet credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. The Company’s foreign exchange forward contracts are valued using pricing models that take into account the currency rates as of the balance sheet date.

The Company’s investments in financial instruments valued based on quoted market prices in active markets are its investments in money market securities. Such instruments are generally classified within level 1 of the fair value hierarchy.

The types of financial instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade corporate bonds, commercial paper, time deposits, government and agency securities, and foreign exchange forward contracts. These instruments are generally classified within level 2 of the fair value hierarchy.

As of December 31, 2009, the Company did not have any financial instruments without observable market values that would require a high level of judgment to determine fair value (level 3 assets).

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our financial instruments measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

Description	Balance as of December 31, 2009	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$67,065	$67,065	$—

Total cash equivalents	67,065	67,065	—

Short-term marketable securities:
Corporate debenture/bonds	8,403	—	8,403
Certificates of deposit	14,760	—	14,760
Government agency securities	4,501	—	4,501

Total short-term marketable securities	27,664	—	27,664

Long-term marketable securities:
Corporate debenture/bonds	9,067	—	9,067
Certificates of deposit	10,968	—	10,968
Government agency securities	28,320	—	28,320

Total long-term marketable securities	48,355	—	48,355

Foreign exchange forward contracts	30	—	30

Total financial assets	$143,114	$67,065	$76,049

As of December 31, 2009, the total amount of outstanding foreign exchange forward contracts amounted to €2.6 million ($3.7 million using the exchange rate of $1.43 at December 31, 2009). These contracts are used to hedge the Company’s Euro-denominated cash and accounts receivable balances. At December 31, 2009 and 2008, the Company recorded an unrealized gain of $30,000, and unrealized losses of $671,000, respectively, on its outstanding foreign currency forward exchange contracts.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded gains of $446,000, losses of $323,000 and losses of $60,000, respectively, on its Euro denominated foreign exchange forward contracts. During the years ended December 31, 2009 and 2008, the Company recorded foreign currency losses on foreign currency denominated transactions of approximately $420,000 and $406,000, respectively. During the year ended December 31, 2007, the Company recorded foreign currency gains of $495,000. All recorded gains and losses on foreign exchange transactions are recorded in other income (expense).

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Financial Statement Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

December 31, 2009	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debenture/bonds	1 or less	$8,371	$32	$—	$8,403
Certificates of deposit	1 or less	14,755	13	(8)	14,760
Government agency securities	1 or less	4,500	1	—	4,501

Total short-term marketable securities		27,626	46	(8)	27,664

Corporate debenture/bonds	1 to 2	9,045	30	(8)	9,067
Certificates of deposit	1 to 2	10,984	7	(23)	10,968
Government agency securities	1 to 2	28,340	19	(39)	28,320

Total long-term marketable securities		48,369	56	(70)	48,355

		$75,995	$102	$(78)	$76,019

December 31, 2008	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset backed securities	1 or less	$2,511	$—	$(28)	$2,483
Commercial paper	1 or less	7,159	—	(7)	7,152
Corporate debenture/bonds	1 or less	26,902	—	(18)	26,884
Government agency securities	1 or less	21,965	52	—	22,017

Total short-term marketable securities		58,537	52	(53)	58,536

Corporate debenture/bonds	1 to 2	2,325	—	(1)	2,324
Government agency securities	1 to 2	4,540	98	—	4,638

Total long-term marketable securities		6,865	98	(1)	6,962

		$65,402	$150	$(54)	$65,498

At December 31, 2009, 2008, and 2007, the Company recorded net unrealized gains of $24,000 ($15,000 net of taxes), $96,000 ($62,000 net of taxes) and $83,000 ($65,000 net of taxes), respectively. The Company’s net unrealized gains are the result of market conditions affecting fixed-income securities and are included in accumulated other comprehensive income in the consolidated balance sheets.

At December 31, 2009, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than twelve months. Because the Company’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, the Company believes that the unrealized losses at December 31, 2009 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2009	2008
Finished goods	$24,845	$22,515
Raw materials and components	128	714

	$24,973	$23,229

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2009	2008
Test equipment	$37,887	$34,950
Computer equipment and purchased software	10,689	8,989
Product tooling	1,856	4,993
Furniture and fixtures	1,763	1,735
Leasehold improvements	2,995	2,975

	55,190	53,642
Less—accumulated depreciation and amortization	(40,279)	(33,417)

	$14,911	$20,225

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from the undiscounted future cash flows. When the carrying value of an asset exceeds the associated undiscounted expected future cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either undiscounted future cash flows or appraised values. For the years ended December 31, 2009 and 2008, the Company recorded $92,000 and $638,000, respectively, in its cost of revenues as a result of its impairment analysis. There was no impairment loss recorded for the year ended December 31, 2007.

Depreciation and amortization expense relating to property and equipment was $11.4 million, $10.6 million and $9.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2009	2008
HSUPA, HSDPA, UMTS, and GPRS licenses	$1,901	$5,972
EV-DO and CDMA licenses	2,053	4,456

	3,954	10,428
Less—accumulated amortization	(2,441)	(8,568)

	$1,513	$1,860

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company monitors its intangible and long-lived asset balances and conducts formal tests on at least an annual basis or earlier when impairment indicators are present. There was no impairment loss recorded for the year ended December 31, 2009. For the year ended December 31, 2008, the Company recorded $202,000, in its cost of revenues as a result of its impairment analysis. There was no impairment loss recorded for the year ended December 31, 2007.

Amortization expense relating to intangible licenses was $1.6 million, $1.0 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense related to licenses obtained for research purposes is recorded within research and development expense in the consolidated financial statements. Amortization expense related to licenses obtained for commercial products is recorded in cost of revenues in the consolidated financial statements.

Future estimated amortization expense is as follows (in thousands):

For the Period Ending December 31,	Amount
2010	$835
2011	539
2012	139

$1,513

At December 31, 2009, the weighted average remaining useful life of the Company’s intangible assets is twenty-one months.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2009	2008
Royalties	$4,511	$3,657
Payroll and related	8,229	3,479
Product warranty	3,039	3,471
Market development fund and price protection	1,424	2,963
Deferred rent	416	740
Professional fees	1,407	1,003
Other	4,210	5,315

	$23,236	$20,628

4.	Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Potentially dilutive securities (currently consisting of options, warrants, restricted stock and employee stock purchase plan withholdings using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when their exercise price is greater than the market price as the effect would be anti-dilutive.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended December 31, 2009, 2008 and 2007, respectively (in thousands).

	Year Ended December 31,
	2009	2008	2007
Basic weighted average common shares outstanding	30,648	31,159	31,389

Effect of dilutive securities:
Warrants	—	—	89
Options	159	—	461
Employee Stock Purchase Plan	238	—	13
Unvested Restricted Stock (including Restricted Stock Units)	179	—	55

Diluted weighted average common and potential common shares outstanding	31,224	31,159	32,007

Weighted average options, warrants, restricted stock units and ESPP shares to purchase a total of 3,149,937 shares, 3,833,226 shares and 473,183 shares of common stock for the years ended December 31, 2009, 2008 and 2007 respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

5.	Stockholders’ Equity

Preferred Stock

The Company has a total of 2,000,000 shares of Series A and Series B preferred stock authorized for issuance at a par value of $0.001 per share. No preferred shares are currently issued or outstanding.

Common Shares Reserved for Future Issuance

The Company has reserved shares of common stock for possible future issuance as of December 31, 2009 as follows (in thousands):

Amount
Stock options outstanding	4,179
Restricted stock units outstanding	497
Future grants of awards under the 2009 Omnibus Incentive Compensation Plan	2,261
Shares available under the Employee Stock Purchase Plan	515

Total shares of common stock reserved for issuance	7,452

Treasury Stock

During the year ended December 31, 2008, the Company repurchased a total of 2,435,853 shares of its outstanding common stock for $25.0 million The Repurchase Program was completed in the third quarter of 2008. The Company currently holds these repurchased shares as treasury stock.

6.	Stock Incentive and Employee Stock Purchase Plans

During the year ended December 31, 2009, the Company granted awards under two incentive compensation plans, the 2000 Stock Incentive Plan (the “2000 Plan”) and the 2009 Omnibus Incentive Compensation Plan (the “2009 Plan”). The Compensation Committee of the Board of Directors administers both plans.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the 2000 Plan, awards typically vest over either a three or a four year period and the plan permits the granting of awards with alternative vesting schedules including vesting based on performance criteria. Under the 2000 Plan, the Company may issue restricted stock units, which upon meeting vesting conditions, allow for employees and non-employee directors to receive common stock. Issuances of such awards reduce common stock available under the 2000 Plan for stock incentive awards. During July 2009, the Company ceased granting awards under the 2000 Plan.

In June 2009, the Company’s stockholders approved the 2009 Plan. Under the 2009 Plan, a maximum of 2.5 million shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units or other awards, including awards with alternative vesting schedules such as performance-based criteria.

For the years ended December 31, 2009, 2008 and 2007, the following table presents total stock-based compensation expense in each functional line item on our consolidated statements of operations (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cost of revenues	$743	$576	$718
Research and development	2,608	2,063	2,493
Sales and marketing	1,149	954	1,906
General and administrative	2,382	2,590	4,734

Totals	$6,882	$6,183	$9,851

The per share fair values of stock options granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions.

	Employee Stock Options			Employee Stock Purchase Rights
	2009	2008	2007	2009	2008	2007
Expected dividend yield:	0%	0%	0%	0%	0%	0%
Risk-free interest rate:	1.9%	2.5%	4.6%	0.5%	0.5%	4.7%
Volatility:	73%	70%	59%	80%	71%	47%
Expected term (in years):	5.6	5.3	4.8	1.2	1.2	1.3

Stock Options

The Compensation Committee of the Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options granted generally have a term of ten years, and in the case of new hires, generally vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of thirty-six months thereafter. Subsequent option grants to existing employees generally vest and become exercisable ratably on a monthly basis over a period of forty-eight months measured from the date of grant.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for the year ended December 31, 2009 is presented below (in thousands, except per share data):

	Stock Options Outstanding	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2008	3,485	$15.45
Granted	1,243	6.61
Exercised	(226)	8.09
Cancelled	(323)	13.35

Balance December 31, 2009	4,179	$13.38	6.65	$3,310

Options Exercisable, December 31, 2009	2,565	$17.00	5.22	$514

The total intrinsic value of options exercised to purchase common stock during the years ended December 31, 2009, 2008 and 2007 was approximately $633,000, $26,000 and $30.2 million, respectively. As of December 31, 2009, total unrecognized share-based compensation cost related to unvested stock options was $7.3 million, which is expected to be recognized over a weighted average period of approximately 2.4 years. The total fair value of option awards recognized as expense during the years ended December 31, 2009, 2008 and 2007 was approximately $3.6 million, $3.5 million and $5.9 million, respectively. The weighted average fair value of option awards granted during years ended December 31, 2009, 2008 and 2007 was $4.07, $3.82 and $8.37, respectively.

Restricted Stock Units

Under the 2000 and the 2009 Plans, the Company may issue restricted stock units (“RSUs”) that, upon satisfaction of vesting conditions, allow for employees and non-employee directors to receive common stock. Issuances of such awards reduce common stock available under the 2009 Plan for stock incentive awards. The Company measures compensation cost associated with grants of RSUs at fair value, which is generally the closing price of the Company’s stock on the date of grant.

During 2009, the Compensation Committee of the Board of Directors, pursuant to the Plans, awarded a total of 424,416 RSUs to employees pursuant to the plans at fair values ranging from $5.51 per share to $11.83 per share. Generally, one-third of the shares underlying each grant become issuable on the anniversary of each grant date, assuming continued employment or other qualifying service to the Company through such date. Based on the fair value of the Company’s common stock price at the grant dates, the Company estimated the aggregate fair value of these awards at approximately $2.5 million. The estimated fair value of these awards is being amortized to compensation expense for each grant on a straight-line basis, which is predominately over a three-year service period.

During 2008, the Compensation Committee of the Board of Directors, pursuant to the 2000 Plan, awarded a total of 83,595 RSUs to employees at fair values ranging from $3.00 per share to $3.50 per share. One-third of the shares underlying each grant becomes issuable on January 16, 2009, 2010, and 2011, assuming continued employment or other qualifying service to the Company through such date. The Company estimated the aggregate fair value of these awards to the employees at approximately $263,000, based on the fair value of the Company’s common stock price at the grant date. The estimated fair value of these awards is being amortized to compensation expense for each grant on a straight-line basis over the three-year service period.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2007 and October 2007, the Compensation Committee of the Board of Directors also awarded a total of 100,000 RSUs and 150,000 RSUs pursuant to the 2000 Plan, to certain executives and to the Company’s Executive Chairman, respectively, at fair values of $10.40 and $25.49 per share, respectively. One-third of the shares underlying each grant becomes issuable annually each January, commencing in 2008, subject to achievement of specific operating metrics in fiscal 2007 and continued employment through each vesting date. As of December 31, 2007, all of the operating metrics had been achieved resulting in satisfaction of the performance conditions for the awards. The Company estimated the aggregate fair value of these awards at approximately $4.8 million, which is being amortized to compensation expense on a straight-line basis for each vesting tranche. The total fair value of these performance based RSUs recognized as expense during the years ended December 31, 2009, 2008 and 2007 was approximately $654,000, $1.8 million and $2.4 million, respectively. No performance based equity awards were made to executives the years ended December 31, 2009 or 2008.

A summary of restricted stock unit activity for the year ended December 31, 2009 is presented below (dollars and shares in thousands, except per share data):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	270	$15.75
Granted	424	5.83
Vested	(184)	7.59
Forfeited	(13)	4.96

Non-vested at December 31, 2009	497	$10.59

As of December 31, 2009, there was $1.8 million of unrecognized compensation cost related to non-vested RSUs granted under the Company’s incentive plans. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of RSUs recognized as expense during the years ended December 31, 2009, 2008 and 2007 was $2.1 million, $2.2 million and $2.3 million, respectively.

2000 Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan (“ESPP”) permits eligible employees of the Company to purchase newly issued shares of common stock, at a price equal to 85% of the lower of the fair market value on (i) the first day of the offering period or (ii) the last day of each six-month purchase period, through payroll deductions of up to 10% of their annual cash compensation. In June 2009, the Company’s shareholders approved an amendment to the ESPP to increase the number of shares available for issuance under the ESPP by 750,000 shares, extend the term of the ESPP to June 2019, cease the automatic annual increase in the number of shares available for issuance under the ESPP and make certain other technical changes.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2009, 2008 and 2007, the Company issued 425,941, 78,050 and 113,433 shares under the ESPP. During the years ended December 31, 2009, 2008 and 2007, the Company received $1.3 million, $726,000 and $1.0 million, respectively, in cash through employee withholdings.

As of December 31, 2009, total unrecognized ESPP compensation cost related to ESPP share purchases was $729,000, which is expected to be recognized over a weighted average period of approximately 14.9 months. The total fair value of ESPP awards recognized as expense during the years ended December 31, 2009, 2008 and 2007 was $1.2 million, $494,000 and $493,000, respectively.

7.	Income Taxes

Total income taxes for the years ended December 31, 2009, 2008 and 2007 were allocated as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
To income	$527	$(947)	$20,756
To stockholders’ equity	232	185	(9,772)

Total income taxes	$759	$(762)	$10,984

Income (loss) before taxes for the years ended December 31, 2009, 2008 and 2007 is comprised of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$2,674	$(3,480)	$57,863
Foreign	1,765	1,290	1,655

Income (loss) before taxes	$4,439	$(2,190)	$59,518

The provision (benefit) for income taxes for the years ended December 31, 2009, 2008 and 2007 is comprised of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$76	$3,230	$23,610
State	288	342	1,986
Foreign	(9)	60	4

Total Current	355	3,632	25,600

Deferred:
Federal	(230)	(3,299)	(2,340)
State	1,054	(1,299)	(2,268)
Foreign	(652)	19	(236)

Total Deferred	172	(4,579)	(4,844)

Provision (benefit) for income taxes	$527	$(947)	$20,756

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s deferred tax assets consist of the following (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Accrued expenses	$5,051	$4,314
Inventory obsolescence provision	1,587	2,493
Depreciation and amortization	3,685	4,584
Deferred rent	131	254
Net operating loss and tax credit carryforwards	6,642	4,682
Stock-based compensation	4,420	4,201
Unrecognized tax benefits	6,094	4,133

Deferred tax assets	27,610	24,661
Valuation allowance	(3,897)	(2,746)

Net deferred tax assets	$23,713	$21,915

The Company evaluates its deferred tax assets for future realization and reduces it by a valuation allowance to the extent significant uncertainty exists. The factors the Company considers when assessing the likelihood of future realization of deferred tax assets include recent cumulative earnings experience, expectations of future taxable income, the carryforward periods available for tax reporting purposes and other relevant factors. At December 31, 2009 and 2008, the Company provided a valuation allowance for its deferred tax assets for which significant uncertainty exists regarding the ultimate realization. At December 31, 2009, the allowance consisted of $2.2 million relating to the Company’s domestic net operating loss and tax credit carryforwards and $1.7 million related to the Company’s Canadian deferred tax assets. At December 31, 2008, the allowance consisted of $1.4 million relating to the Company’s domestic net operating loss carryforwards and $1.4 million related to certain to the Company’s Canadian deferred tax assets.

Management believes that it is more likely than not that the results of future operations will generate sufficient future taxable income to realize the Company’s remaining deferred tax assets, net of the valuation allowance.

During the years ended December 31, 2009 and 2008, the Company recorded a non-cash deferred income tax expense of $1.2 million and $1.4 million, respectively, related to the changes in the valuation allowances on deferred tax assets. During the year ended 2007, the Company recorded a non-cash deferred income tax benefit of $1.0 million related to the changes in the valuation allowances on deferred tax assets.

The provision (benefit) for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 34% in 2009, 34% in 2008, and 35% in 2007 to income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Federal tax provision, at statutory rate	$1,509	$(745)	$20,831
State tax, net of federal benefit	87	(47)	1,190
Change in valuation allowance	1,151	1,352	(984)
Research and development credits	(3,017)	(3,259)	(951)
Share-based compensation	1,106	1,083	926
Uncertain tax positions	(528)	365	—
Other	219	304	(256)

	$527	$(947)	$20,756

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, the Company has U.S. federal net operating loss carryforwards of approximately $4.4 million. Federal net operating loss carryforwards expire at various dates from 2011 through 2024. The Company has California net operating loss carryforwards of approximately $5.0 million, which expire at various dates from 2010 through 2014. On September 23, 2008, the State of California passed tax legislation that, among other things, placed a moratorium on the use of net operating loss carryforwards and limited the use of certain tax credits to reduce state income tax liability in 2009. The Company has a California research and development tax credit carryforwards of approximately $3.2 million. The California tax credits have no expiration date. The Company also has federal research and development tax credit carryforwards of approximately $463,000. The federal tax credits expire at various dates from 2024 through 2029.

It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The total liability for unrecognized tax benefits as of the date of adoption was $3.7 million. As of December 31, 2009 and 2008, the total liability for unrecognized tax benefits was $20.5 million and $18.6 million, respectively, and is included in other long-term liabilities.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Amount
Unrecognized tax benefits balance at January 1, 2007	$40,663
Increases related to current and prior year tax positions	676
Settlements and lapses in statutes of limitations	—

Unrecognized tax benefits balance at December 31, 2007	41,339
Increases related to current and prior year tax positions	96
Settlements and lapses in statutes of limitations	—

Unrecognized tax benefits balance at December 31, 2008	41,435
Increases related to current and prior year tax positions	2,590
Settlements and lapses in statutes of limitations	(2,890)

Unrecognized tax benefits balance at December 31, 2009	$41,135

Included in the balances of unrecognized tax benefits at December 31, 2009 are $40.6 million of tax benefits that, if recognized, would affect the effective tax rate. The Company’s estimate of these unrecognized tax benefits does not contemplate the potential impact of deferred tax asset valuation allowances.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2009 and 2008, the Company recorded approximately $1.4 million and $572,000, respectively, of accrued interest related to uncertain tax positions.

In the third quarter of 2009, the Company reduced its uncertain tax liability by approximately $3.1 million, including a related interest accrual of approximately $240,000, due to the expiration of the statute of limitations

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable to the 2005 taxable year and the completion of the examination of its 2006 federal tax return. Approximately $1.4 million of this amount benefited the 2009 tax provision as a discrete item.

The Company does not anticipate any significant increases or decreases to its unrecognized tax benefits within the next twelve months.

The Company and its subsidiaries file U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The Company is subject to various income tax examinations for the 1996 through 2008 calendar years due to the availability of net operating loss carryforwards. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.

8.	Commitments and Contingencies

Capital Leases

The Company did not purchase equipment under capital leases during the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, the Company purchased equipment under capital leases for $150,000 and $510,000, respectively. At December 31, 2009 and 2008, assets held under capital leases had a net book value of $348,000 and $499,000, respectively, net of accumulated amortization of $312,000 and $161,000, respectively.

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2009 (in thousands):

For the Period Ending December 31,	Amount
2010	$127
2011	114
2012	47

Total minimum lease payments	288
Less: amounts representing interest	(9)

Present value of net minimum lease payments	279
Less: current portion	(95)

Long-term portion	$184

Operating Leases

The Company leases its office space and certain equipment under non-cancelable operating leases with various terms through 2012. The minimum annual rent on the Company’s office space is subject to increases based on stated rental adjustment terms, property taxes and operating costs and contains rent concessions. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Rental expense under operating leases in 2009, 2008 and 2007 was $3.1 million, $3.0 million and $4.1 million, respectively. The Company’s office space lease contains incentives in the form of reimbursement from the landlord for a portion of

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the costs of leasehold improvements incurred by the Company which are recorded to rent expense on a straight-line basis over the term of the lease.

The minimum future lease payments under non-cancelable operating leases as of December 31, 2009 are as follows (in thousands):

For the Period Ending December 31,	Amount
2010	$3,039
2011	610
2012	403

Total minimum lease payments	$4,052

Royalties

The Company has license agreements which require it to make royalty payments generally based on a percentage of the sales price of its products using certain technologies. During the year ended December 31, 2008, the Company revised its estimate of its contingent liability for royalty costs and reduced its liability by $2.3 million. The change in this estimate was reflected as a reduction of royalty expense in the year ended December 31, 2008. In the years ended 2009, 2008 and 2007, the Company incurred royalty expense of $19.1 million, $14.8 million and $22.0 million, respectively.

Management Retention Agreements

During 2005 and 2004, the Company entered into management retention agreements with certain of the Company’s executive officers. The agreements entitle those employees to enumerated severance benefits if, within the one year period immediately following a change of control (as defined in the agreement) or at the direction of an acquirer in anticipation of such an event, the Company terminates the employee’s employment other than for cause or disability or the employee terminates his or her employment for good reason. These severance benefits would include a lump sum payment of three times the sum of the employee’s annual base salary then in effect and the applicable targeted annual bonus, continued employee benefits, accelerated vesting of the employee’s stock incentive awards, a tax equalization payment to eliminate the effects of any applicable excise tax and financial planning and outplacement services.

In November 2007, the Company entered into an employment agreement with the Company’s Chief Executive Officer, with an initial term of three years. Under the agreement, Mr. Leparulo will continue to serve as Chairman of the Board and as the Company’s most senior officer. The agreement entitles Mr. Leparulo to enumerated severance benefits under various circumstances if Mr. Leparulo’s employment with the Company is terminated. These enumerated severance benefits vary according to whether (a) Mr. Leparulo’s employment with the Company is terminated within the one year period immediately following a change in control (as defined in the agreement) or at the direction of an acquirer in anticipation of such an event; (b) the Company terminates his employment other than for cause or he terminates his employment for good reason; or (c) the Company terminates his employment for cause or he terminates his employment for other than good reason. Depending on the cause of the employment termination, the enumerated severance benefits include a lump sum payment ranging from one to three years annual base salary then in effect, an additional lump sum bonus payment representing certain multiples of his targeted bonus, and varying periods of ongoing employee benefits including health care and outplacement services.

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

On September 15, 2008, and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al. , Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In January 2010, the lead plaintiffs filed a motion for class certification, which is scheduled to be heard in April 2010. Discovery in this case is ongoing. The Company intends to defend this litigation vigorously. Due to the preliminary nature of this litigation, the Company is unable to estimate a range of exposure associated with this litigation.

On October 8, 2008, a purported shareholder, Jerry Rosenbaum, filed a derivative action in the Superior Court for the State of California, County of San Diego, against the Company, as nominal defendant, and certain of our current and former officers and directors, as defendants. Two other purported shareholders, Mark Campos and Chris Arnsdorf, separately filed substantially similar lawsuits in the same court on October 20, 2008 and November 5, 2008, respectively. On October 16, 2009, the plaintiffs filed a consolidated complaint. The consolidated complaint, Case No. 37-2008-00093576-CU-NP-CTL, alleges claims for breaches of fiduciary duties, violations of certain provisions of the California Corporations Code, unjust enrichment, and gross mismanagement. In February 2010, the court granted the defendants’ motion to stay the action pending the resolution of the federal securities class action described above. The plaintiffs are seeking equitable and/or injunctive relief, restitution from the defendants, attorneys’ fees and costs, and other relief. Due to the preliminary nature of this action, the Company is unable to estimate a range of exposure associated with this litigation.

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

On July 7, 2009, WIAV Networks, LLC filed suit in the United States District Court for the Eastern District of Texas against the Company and numerous other defendants, including original equipment manufacturers of laptops and manufacturers of wireless modems, alleging, among other things, that the defendants’ manufacture, sale and/or use of certain wireless modems infringes various U.S. patents which plaintiff purportedly owns. Due to the preliminary nature of this action, the Company is unable to estimate a range of exposure associated with this litigation.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indemnification

In the normal course of business, the Company periodically enters into agreements that require the Company to indemnify and defend its customers for, among other things, claims alleging that the Company’s products infringe third-party patents or other intellectual property rights. The Company’s maximum exposure under these indemnification provisions cannot be estimated.

On January 9, 2009, DNT, LLC filed a putative patent infringement lawsuit in the United States District Court for the Eastern District of Virginia against several wireless operators, including two of the Company’s customers, Sprint Nextel Corporation and Verizon Wireless, Inc., as defendants. The complaint alleged, among other things, that the defendants’ use, sale and importation of specified wireless modem cards for computers designed to be used in conjunction with the defendants’ cellular networks constituted direct infringement of U.S. Patent No. RE 37,660, which the plaintiff allegedly owned. The complaint also alleged that customer use of the products sold by the defendants constituted indirect infringement of the patent allegedly owned by the plaintiff. The plaintiff sought an amount of damages equal to no less than a reasonable royalty for the sale of each infringing product, an injunction, costs and other relief as appropriate. The Company elected to intervene in this action as a defendant. On December 14, 2009, the jury returned a verdict in favor of all the defendants, finding that none of the named products infringed upon the asserted patent.

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

On June 18, 2009, MSTG, Inc. filed a putative patent infringement lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against several wireless operators and wireless device providers, including one of the Company’s customers, Sprint Spectrum, L.P., as defendants. The complaint alleges generally that the defendants have engaged in the manufacture, use, importation, sale and/or offer for sale of products, services and technology employing inventions that constitute infringement of U.S. Patent Nos. 5,920,551, 6,198,936 and 6,438,113, which the plaintiff allegedly owns. The plaintiff is seeking an award of damages adequate to compensate MSTG for any infringement (together with pre-judgment interest); an award of all remedies available under 35 U.S.C. Sections 284 and 285; and a permanent injunction prohibiting further infringement and additional relief as may be awarded. The Company is currently evaluating this matter to determine the nature and extent of any obligation to indemnify and/or defend this customer in this lawsuit. Due to the preliminary nature of this action, the Company is unable to estimate the range of exposure associated with this matter.

On July 8, 2009, Celltrace, LLC. filed a putative patent infringement lawsuit in the United States District Court for the Eastern District of Texas, Tyler Division, against several wireless operators, including Company customers, Sprint, Sprint Spectrum L.P. and Cellco Partnership d/b/a Verizon Wireless, as defendants. The complaint alleges generally that the defendants have engaged in making, using, selling, offering for sale and/or leasing certain products, services and systems in Texas that constitute infringement of U.S. Patent Nos. 6,011,976 and 7,551,933, which the plaintiff allegedly owns. The complaint also alleges that each defendant sells and/or offers for sale cellular telephone services which communicate with the defendants’ cellular network that constitute infringement of the patents allegedly owned by the plaintiff. The plaintiff is seeking a reasonable

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

royalty for the acts of infringement, adjudication of infringement, damages and costs related thereto, attorneys’ fees and costs and additional relief as may be awarded. The Company is currently evaluating this matter to determine the nature and extent of any obligation to indemnify and/or defend its customers in this lawsuit. Due to the preliminary nature of this action, the Company is unable to estimate the range of exposure associated with this matter.

In October 2009, the Board of Directors of the Company approved, and the Company executed a new form of indemnification agreement with each of its current directors and executive officers. Each indemnification agreement provides, among other things, that the Company will indemnify and defend, to the fullest extent permitted under Delaware law, the covered director or officer against any and all expenses in connection in connection with the director or officer’s service to the Company. Any amounts advanced to an executive officer or director by the Company in connection with action of indemnification may be recovered by the Company if the executive or director is subsequently determined not to be entitled.

9.	Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one operating segment.

The Company has operations in the United States, Canada, Europe and Asia. The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe and Asia (in thousands):

	Year Ended December 31,
	2009	2008
United States	$277,054	$253,500
Canada	4,436	6,280
Europe	967	892
Asia	50	59

	$282,507	$260,731

The following table details the Company’s concentration of net revenues by geographic region:

	Year Ended December 31,
	2009	2008	2007
North America	93.0%	64.0%	75.0%
Europe / Middle East / Africa	6.6	36.0	23.0
Asia / Australia	0.4	0.0	2.0

	100.0%	100.0%	100.0%

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A significant portion of the Company’s revenue comes from a small number of customers. Three customers accounted for 38.1%, 20.5% and 10.7% of 2009 net revenues. Four customers accounted for 26.2%, 16.1%, 15.4% and 12.6% of 2008 net revenues. Three customers accounted for 34.9%, 25.9% and 10.9% of 2007 net revenues.

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

The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions amounted to $858,000, $803,000 and $653,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Employer matching contributions vest over a two-year period.

The Company has a registered retirement savings plan for its Canadian employees. Substantially all of the Company’s Canadian employees are eligible to participate in this plan. Employees make discretionary contributions to the plan subject to local limitations. Employer contributions amounted to $472,000, $223,000 and $205,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

11.	Related Party Transactions

In December 2008, the Board of Directors (the “Board”) of the Company authorized the Company to engage Mr. John Ross as a consultant to the Company (the “Engagement”). Mr. Ross is currently a member of the Board and was previously employed by the Company from August 2000 until February 2007. Pursuant to the Engagement, Mr. Ross received a monthly fee of $15,000 in exchange for his providing consulting services to the Company with respect to certain strategic initiatives. Total payments made to Mr. Ross during the year ended December 31, 2009 under the Engagement were approximately $162,000. In November of 2009, Mr. Ross was hired by the Company in an executive role, at which point the Engagement was terminated.

12.	Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2009 and 2008.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2009:
Net revenues	$70,393	$84,100	$94,293	$88,636
Gross profit	16,056	18,556	29,805	23,241
Net income (loss) applicable to common stockholders	(2,463)	(800)	6,223	952
Basic net earnings (loss) per common share	(0.08)	(0.03)	0.20	0.04
Diluted net earnings (loss) per common share	(0.08)	(0.03)	0.20	0.04

2008:
Net revenues	$87,830	$89,630	$78,398	$65,115
Gross profit	21,711	22,678	16,663	7,690
Net income (loss) applicable to common stockholders	1,833	952	(1,046)	(2,982)
Basic net earnings (loss) per common share	0.06	0.03	(0.03)	(0.10)
Diluted net earnings (loss) per common share	0.06	0.03	(0.03)	(0.10)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc.:

We have audited the accompanying consolidated balance sheets of Novatel Wireless, Inc. as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2009. Our audit also included the financial statement schedule for the year ended December 31, 2009 listed in Schedule II. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novatel Wireless, Inc. as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Novatel Wireless, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc.:

We have audited the accompanying consolidated balance sheet of Novatel Wireless, Inc. and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2008 and December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule II based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novatel Wireless, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the years ended December 31, 2008 and December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, in 2008, and changed its method of accounting for uncertainty in income taxes in 2007 due to the adoption of Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

/s/ KPMG LLP

March 12, 2010

San Diego, California

SCHEDULE II

NOVATEL WIRELESS, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2009, 2008 and 2007 (in thousands):

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2009	$1,010	$35	$304	$741
December 31, 2008	378	1,256	624	1,010
December 31, 2007	631	386	639	378
Warranty:
December 31, 2009	3,471	2,580	3,012	3,039
December 31, 2008	3,077	2,281	1,887	3,471
December 31, 2007	1,464	3,036	1,423	3,077
Deferred Tax Asset Valuation Allowance:
December 31, 2009	2,746	1,151	—	3,897
December 31, 2008	1,394	1,352	—	2,746
December 31, 2007	2,378	—	984	1,394
Sales Returns Allowance:
December 31, 2009	478	194	369	303
December 31, 2008	174	743	439	478
December 31, 2007	95	809	730	174

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000, as amended).

4.2	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.3	Registration Rights Agreement, dated as of March 12, 2003, entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.4	Registration Rights Agreement, dated as of January 13, 2004, entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1*	Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000 as amended).

10.2*	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.3*	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

Exhibit Number	Description

10.4*	Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.7*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.8*	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed November 10, 2009).

10.9*	Form of Restricted Share Award Agreement for restricted stock granted to non-employee directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.10*	Form of Restricted Share Award Agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.11*	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed November 2, 2009).

10.12*	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.13*	Employment Agreement, dated November 2, 2007, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007).

10.14*	2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 24, 2009).

10.15*	2009 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 24, 2009).

21	Subsidiaries of Novatel Wireless, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2**	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description

24	Power of Attorney (See signature page).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan, or arrangement
**	Filed herewith