Form 10-K/A
period 2009-12-31
NOVATEL WIRELESS INC
filed 2010-03-16
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (“Amended Form 10-K”) of Novatel Wireless, Inc. (“we” or “Novatel”) amends our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010 (the “Original Form 10-K”). This Amended Form 10-K does not reflect a change in our results of operations or financial position as reported in the Original Form 10-K. Instead, this Amended Form 10-K is filed solely to correct a typographical error in the date of the report of our former independent registered public accounting firm, KPMG LLP (“KPMG”), being reflected as March 12, 2010. This Amended Form 10-K corrects the audit report of KPMG and the reference thereto included in the consent in Exhibit 23.2 to the Original Form 10-K to reflect the correct date of March 15, 2009.

As disclosed in our Current Report on Form 8-K filed with the SEC on June 9, 2009, we dismissed KPMG as our independent registered public accounting firm in June 2009. KPMG did not perform any audit procedures for the year ended December 31, 2008 beyond the March 15, 2009 report date identified in our Annual Report on Form 10-K for the year ended December 31, 2008. KPMG did not issue an audit report pertaining to the December 31, 2009 audit period.

Except as described above, no other amendments are being made to the Original Form 10-K. This Amended Form 10-K does not reflect events occurring after the Original Form 10-K or modify or update the disclosure contained therein in any other way other than as required to reflect the amendment discussed above. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, “Item 8. Financial Statements and Supplementary Data” and “Item 15. Exhibits and Financial Statement Schedules,” as amended, are being included in their entirety in this Amended Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The index to our consolidated financial statements and the Report of Independent Registered Public Accounting Firm appears in Part IV of this report.

1

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

(b) Exhibits

The following Exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000, as amended).

4.2	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.3	Registration Rights Agreement, dated as of March 12, 2003, entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

2

Exhibit Number	Description

4.4	Registration Rights Agreement, dated as of January 13, 2004, entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1*	Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000 as amended).

10.2*	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.3*	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.4*	Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.7*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.8*	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed November 10, 2009).

10.9*	Form of Restricted Share Award Agreement for restricted stock granted to non-employee directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.10*	Form of Restricted Share Award Agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.11*	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed November 2, 2009).

10.12*	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

3

Exhibit Number	Description

10.13*	Employment Agreement, dated November 2, 2007, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007).

10.14*	2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 24, 2009).

10.15*	2009 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 24, 2009).

21	Subsidiaries of Novatel Wireless, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2**	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (See signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed March 12, 2010).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement
**	Filed herewith

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2010	NOVATEL WIRELESS, INC.

	By:	/s/ PETER LEPARULO
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

/s/ KPMG LLP

March 15, 2009

San Diego, California

SCHEDULE II

NOVATEL WIRELESS, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2009, 2008 and 2007 (in thousands):

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2009	$1,010	$35	$304	$741
December 31, 2008	378	1,256	624	1,010
December 31, 2007	631	386	639	378
Warranty:
December 31, 2009	3,471	2,580	3,012	3,039
December 31, 2008	3,077	2,281	1,887	3,471
December 31, 2007	1,464	3,036	1,423	3,077
Deferred Tax Asset Valuation Allowance:
December 31, 2009	2,746	1,151	—	3,897
December 31, 2008	1,394	1,352	—	2,746
December 31, 2007	2,378	—	984	1,394
Sales Returns Allowance:
December 31, 2009	478	194	369	303
December 31, 2008	174	743	439	478
December 31, 2007	95	809	730	174

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000, as amended).

4.2	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.3	Registration Rights Agreement, dated as of March 12, 2003, entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.4	Registration Rights Agreement, dated as of January 13, 2004, entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1*	Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000 as amended).

10.2*	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.3*	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

Exhibit Number	Description

10.4*	Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.7*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.8*	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed November 10, 2009).

10.9*	Form of Restricted Share Award Agreement for restricted stock granted to non-employee directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.10*	Form of Restricted Share Award Agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.11*	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed November 2, 2009).

10.12*	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.13*	Employment Agreement, dated November 2, 2007, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007).

10.14*	2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 24, 2009).

10.15*	2009 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 24, 2009).

21	Subsidiaries of Novatel Wireless, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2**	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description

24	Power of Attorney (See signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed March 12, 2010).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan, or arrangement
**	Filed herewith