Form 10-Q
period 2010-03-31
NOVATEL WIRELESS INC
filed 2010-05-10
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s common stock outstanding as of May 6, 2010 was 31,256,790.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

Trademarks

“Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MobiLink”, “Ovation,” “Expedite”, “MiFi.Freedom.My Way”, “Conversa”, “TotalMobileInternet”, “NovaSpeed”, “NovaCore” and “NovaDrive” are trademarks of Novatel Wireless, Inc. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2010	December 31, 2009
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$86,064	$100,025
Marketable securities	53,415	27,664
Accounts receivable, net of allowance for doubtful accounts of $63 at March 31, 2010 and $741 at December 31, 2009	33,464	36,299
Inventories	19,081	24,973
Deferred tax assets, net	6,453	6,465
Prepaid expenses and other	5,858	4,738

Total current assets	204,335	200,164

Property and equipment, net of accumulated depreciation of $42,679 at March 31, 2010 and $40,279 at December 31, 2009	14,677	14,911
Marketable securities	45,093	48,355
Intangible assets, net of accumulated amortization of $2,694 at March 31, 2010 and $2,441 at December 31, 2009	1,335	1,513
Deferred tax assets, net	16,781	17,248
Other assets	134	316

Total assets	$282,355	$282,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,633	$27,460
Accrued expenses	26,599	23,236

Total current liabilities	53,232	50,696
Capital lease obligations, long-term	138	184
Other long-term liabilities	20,670	20,472

Total liabilities	74,040	71,352

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 31,254 and 31,092 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	31	31
Additional paid-in capital	417,107	416,579
Accumulated other comprehensive income	36	15
Accumulated deficit	(183,859)	(180,470)

	233,315	236,155
Treasury stock at cost; 2,436 common shares at March 31, 2010 and December 31, 2009, respectively	(25,000)	(25,000)

Total stockholders’ equity	208,315	211,155

Total liabilities and stockholders’ equity	$282,355	$282,507

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenues	$72,239	$70,393
Cost of revenues	54,470	54,337

Gross profit	17,769	16,056

Operating costs and expenses:
Research and development	11,342	11,003
Sales and marketing	6,744	4,505
General and administrative	4,373	4,468

Total operating costs and expenses	22,459	19,976

Operating loss	(4,690)	(3,920)
Other income (expense):
Interest income, net	198	481
Other expense, net	(139)	(84)

Loss before income taxes	(4,631)	(3,523)
Income tax benefit	(1,242)	(1,060)

Net loss	$(3,389)	$(2,463)

Per share data:
Net loss per share:
Basic	$(0.11)	$(0.08)

Diluted	$(0.11)	$(0.08)

Weighted average shares used in computation of basic and diluted net loss per share:
Basic	31,185	30,387

Diluted	31,185	30,387

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,389)	$(2,463)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,653	3,646
Provision for bad debts	(116)	114
Inventory provision	487	124
Share-based compensation expense	1,393	1,525
Excess tax benefits from equity based compensation	(88)	(16)
Non-cash income tax expense	677	484
Changes in assets and liabilities:
Accounts receivable	2,951	(17,402)
Inventories	5,438	(3,809)
Prepaid expenses and other assets	(1,293)	177
Accounts payable	(2,036)	9,751
Accrued expenses, income taxes, and other	3,242	(1,234)

Net cash provided by (used in) operating activities	9,919	(9,103)

Cash flows from investing activities:
Purchases of property and equipment	(806)	(572)
Purchases of securities	(55,882)	(41,475)
Securities maturities/sales	33,414	25,448

Net cash used in investing activities	(23,274)	(16,599)

Cash flows from financing activities:
Principal payments under capital lease obligations	(48)	(62)
Taxes paid on vested restricted stock units net of proceeds from stock option exercises	(598)	12
Excess tax benefits from equity based compensation	88	16

Net cash used in financing activities	(558)	(34)
Effect of exchange rates on cash and cash equivalents	(48)	(360)

Net decrease in cash and cash equivalents	(13,961)	(26,096)
Cash and cash equivalents, beginning of period	100,025	77,733

Cash and cash equivalents, end of period	$86,064	$51,637

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5	$3
Income taxes	$177	$174

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at March 31, 2010 and the results of the Company’s operations for the three months ended March 31, 2010 and March 31, 2009 are unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The accounting policies used in preparing these consolidated financial statements are the same as those described in the Company’s Form 10-K with the exception of new accounting pronouncements adopted in 2010. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

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

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards require entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor specific objective evidence (“VSOE”) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010, however early adoption is permitted. In accordance with the transition provisions of the revised standards, the Company prospectively adopted the new standards on January 1, 2010. The adoption of these new standards did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued new revenue recognition standards for revenue arrangements that contain tangible products and software. These new standards change the scope of existing accounting guidance related to revenue arrangements containing software deliverables to exclude from its scope (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. These new standards are effective for annual periods ending after June 15, 2010, however early adoption is permitted. Additionally, adoption of these standards is required in the period in which the Company adopts the FASB’s revised standards on revenue recognition with multiple deliverables. In accordance with the transition provisions of the revised standards, the Company prospectively adopted the new standards on January 1, 2010. The adoption of these new standards did not have a material impact on the Company’s consolidated financial statements.

2. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

March 31, 2010	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Treasury and agency securities	1 or less	$23,145	$16	$(7)	$23,154
Muncipal bonds	1 or less	2,759	—	(3)	2,756
Certificates of deposit	1 or less	16,368	38	—	16,406
Corporate debentures / bonds	1 or less	11,088	11	—	11,099

Total short-term marketable securities		53,360	65	(10)	53,415

US Treasury and agency securities	1 to 2	36,271	5	(16)	36,260
Muncipal bonds	1 to 2	132	1	—	133
Certificates of deposit	1 to 2	5,672	12	—	5,684
Corporate debentures / bonds	1 to 2	3,018	—	(2)	3,016

Total long-term marketable securities		45,093	18	(18)	45,093

		$98,453	$83	$(28)	$98,508

December 31, 2009	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debenture/bonds	1 or less	$8,371	$32	$—	$8,403
Certificates of deposit	1 or less	14,755	13	(8)	14,760
Government agency securities	1 or less	4,500	1	—	4,501

Total short-term marketable securities		27,626	46	(8)	27,664

Corporate debenture/bonds	1 to 2	9,045	30	(8)	9,067
Certificates of deposit	1 to 2	10,984	7	(23)	10,968
Government agency securities	1 to 2	28,340	19	(39)	28,320

Total long-term marketable securities		48,369	56	(70)	48,355

		$75,995	$102	$(78)	$76,019

As of March 31, 2010, net unrealized gains of $55,000, or $36,000 net of taxes, are included in accumulated other comprehensive income on the consolidated balance sheet. The Company’s net unrealized gains are the result of market conditions affecting fixed-income securities.

As of March 31, 2010, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position for more than 12 months. Because the Company’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, the Company believes that the unrealized losses at March 31, 2010 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

Inventories

Inventories consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Finished goods	$19,081	$24,845
Raw materials and components	—	128

	$19,081	$24,973

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Royalties	$3,862	$4,511
Payroll and related expenses	10,176	8,229
Product warranty	3,150	3,039
Market development fund and price protection	5,709	1,424
Deferred rent	311	416
Professional fees	596	1,407
Other	2,795	4,210

	$26,599	$23,236

For the three months ended March 31, 2010, the Company incurred $4.6 million in costs associated with cooperative advertising programs. These costs were primarily incurred to support the Company’s MiFi product. In accordance with the authoritative accounting guidance for cooperative advertising arrangements, the Company classified $2.7 million as a reduction in net revenues and the remaining $1.9 million within sales and marketing expense in the Consolidated Statements of Operations. The Company did not incur significant cooperative advertising costs during the three months ended March 31, 2009.

Accrued Warranty Obligations

Accrued warranty obligations consist of the following (in thousands):

Three Months Ended
March 31, 2010
Warranty liability at beginning of period	$3,039
Additions charged to operations	818
Deductions from liability	707

Warranty liability at end of period	$3,150

The Company accrues warranty costs based on estimates of future warranty-related replacement, repairs or rework of products. The Company generally provides one to three years of coverage for products following the date of purchase and the Company accrues the estimated cost of warranty coverage as a component of cost of revenues in the Consolidated Statements of Operations at the time revenue is recognized. In estimating our future warranty obligations we consider various relevant factors, including the historical frequency and volume of claims, and the cost to replace or repair products under warranty.

The Company has implemented an exchange program for Canadian MiFi 2372 customers to provide a new battery and redesigned battery door that is easier to open. At March 31, 2010, the Company accrued $450,000 in warranty costs for the estimated cost of this exchange program. This accrual includes expected costs related to the logistical activities and material costs of the exchange program. This cost has been charged to cost of revenues in the Consolidated Statement of Operations and included as a component of accrued warranty in the Consolidated Balance Sheets. The Company expects to complete the exchange program by June 30, 2010.

The Company’s MiFi 2352 and MiFi 2200, which are sold primarily in the European and in United States markets, respectively, are not included in the exchange program.

3. Fair Value Measurement of Assets and Liabilities

The Company’s fair value measurements primarily relate to its cash equivalents and investment portfolio, which are classified pursuant to authoritative guidance for fair value measurements. The Company places its cash equivalents and investments in instruments that meet credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

The Company’s cash equivalents consist of its investment in money market securities and treasury bills. The Company values its investments in money market securities are based on quoted market prices in active markets (level 1 of the fair value hierarchy). The Company values its treasury bills based on broker or dealer quotations (level 2 of the fair value hierarchy).

The Company’s investment portfolio consists primarily of investment-grade corporate bonds, time deposits and government and agency securities. These types of financial instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency (level 2 of the fair value hierarchy). From time to time, the Company may utilize foreign exchange forward contracts. These contracts are valued using pricing models that take into account the currency rates as of the balance sheet date (level 2 of the fair value hierarchy).

As of March 31, 2010, the Company did not have any financial instruments without observable market values that would require a high level of judgment to determine fair value (level 3 of the fair value hierarchy).

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of March 31, 2010 (in thousands):

Description	March 31, 2010	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$78,920	$78,920	$—
US Treasury securities	1,000	—	1,000

Total cash equivalents	79,920	78,920	1,000

Short-term marketable securities:
US Treasury and agency securities	23,154	—	23,154
Muncipal bonds	2,756	—	2,756
Certificates of deposit	16,406	—	16,406
Corporate debentures / bonds	11,099	—	11,099

Total short-term marketable securities	53,415	—	53,415

Long-term marketable securities:
US Treasury and agency securities	36,260	—	36,260
Muncipal bonds	133	—	133
Certificates of deposit	5,684	—	5,684
Corporate debentures / bonds	3,016	—	3,016

Total long-term marketable securities	45,093	—	45,093

Foreign exchange forward contracts	187	—	187

Total financial assets	$178,615	$78,920	$99,695

As of March 31, 2010, the total amount of outstanding foreign exchange forward contracts amounted to €3.6 million ($4.9 million using the exchange rate of $1.35 / €1.00 as of March 31, 2010). These contracts are used to hedge the Company’s Euro-denominated cash and accounts receivable balances. At March 31, 2010 and December 31, 2009, the Company recorded an unrealized gain of $187,000 and $30,000, respectively, on its outstanding foreign currency exchange forward contracts.

For the three months ended March 31, 2010 and 2009, the Company recorded gains of $157,000 and $614,000, respectively, on its Euro-denominated foreign exchange forward contracts. During the three months ended March 31, 2010 and 2009, the Company recorded foreign currency losses on foreign currency denominated transactions of approximately $295,000 and $701,000, respectively. All recorded gains and losses on foreign exchange transactions are recorded in other (income) expense.

4. Share-Based Compensation

The Company included the following amounts for share-based compensation awards in the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$143	$190
Research and development	496	640
Sales and marketing	241	279
General and administrative	513	416

Totals	$1,393	$1,525

5. Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one reportable segment.

The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe and Asia (in thousands):

	March 31, 2010	December 31, 2009
United States	$277,688	$277,054
Canada	3,855	4,436
Europe	411	967
Asia	401	50

	$282,355	$282,507

The following table details the concentration of the Company’s net revenues by geographic region:

	Three months ended March 31,
	2010	2009
North America	92.5%	91.0%
Europe / Middle East / Africa	6.5	8.9
Asia / Australia	1.0	0.1

	100.0%	100.0%

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues are derived from a small number of customers. For the three months ended March 31, 2010, sales to our two largest customers accounted for 56% and 15% of net revenues. In the same period in 2009, sales to our two largest customers accounted for 51% and 17% of net revenues. No other customer accounted for more than ten percent of total net revenues in the three months ended March 31, 2010 and 2009.

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

6. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting of options, warrants, restricted stock units (“RSUs”) and employee stock purchase plan (“ESPP”) withholdings using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.

As of March 31, 2010 and 2009, basic and diluted weighted average common shares outstanding were 31,184,917 and 30,387,414, respectively. As of March 31, 2010 and 2009, weighted-average options, RSUs, and ESPP shares to acquire a total of 4,109,926 and 4,963,127 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

On September 15, 2008, and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al. , Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In April 2010, the court heard the lead plaintiffs’ motion for class certification, and a ruling on that motion is forthcoming. Discovery in this case is ongoing. The Company intends to defend this litigation vigorously. Due to the preliminary nature of this litigation, the Company is unable to estimate a range of exposure associated with this litigation.

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

On June 18, 2009, MSTG, Inc. filed a putative patent infringement lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against several wireless operators and wireless device providers, including one of the Company’s customers, Sprint Spectrum, L.P., as defendants. The complaint alleges generally that the defendants have engaged in the manufacture, use, importation, sale and/or offer for sale of products, services and technology employing inventions that constitute infringement of U.S. Patent Nos. 5,920,551, 6,198,936 and 6,438,113, which the plaintiff allegedly owns. The plaintiff is seeking an award of damages adequate to compensate MSTG for any infringement (together with pre-judgment interest); an award of all remedies available under 35 U.S.C. Sections 284 and 285; and a permanent injunction prohibiting further infringement and additional relief as may be awarded. The Company had been evaluating this matter to determine the nature and extent of any obligation to indemnify and/or defend its customer in this lawsuit. In April 2010, the customer notified the Company that it has determined that the Company does not currently have indemnification and defense obligations in this matter.

On July 8, 2009, Celltrace, LLC. filed a putative patent infringement lawsuit in the United States District Court for the Eastern District of Texas, Tyler Division, against several wireless operators, including Company customers, Sprint, Sprint Spectrum L.P. and Cellco Partnership d/b/a Verizon Wireless, as defendants. The complaint alleges generally that the defendants have engaged in making, using, selling, offering for sale and/or leasing certain products, services and systems in Texas that constitute infringement of U.S. Patent Nos. 6,011,976 and 7,551,933, which the plaintiff allegedly owns. The complaint also alleges that each defendant sells and/or offers for sale cellular telephone services which communicate with the defendants’ cellular network that constitute infringement of the patents allegedly owned by the plaintiff. The plaintiff is seeking a reasonable royalty for the acts of infringement, adjudication of infringement, damages and costs related thereto, attorneys’ fees and costs and additional relief as may be awarded. The Company is currently evaluating this matter to determine the nature and extent of any obligation to indemnify and/or defend its customers in this lawsuit. Due to the preliminary nature of this action, the Company is unable to estimate the range of exposure associated with this matter.

8. Comprehensive Loss

Comprehensive loss consists of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(3,389)	$(2,463)
Unrealized gain (loss) on cash equivalents and marketable securities, net of tax	21	(33)

Comprehensive loss	$(3,368)	$(2,496)

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

The effective tax rate for the three months ended March 31, 2010 is 7% lower than the U.S. statutory rate primarily due to the Company’s inability to record tax benefits for certain share based payment awards.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of March 31, 2010 and December 31, 2009, the total liability for unrecognized tax benefits was $20.7 million and $20.5 million, respectively, and is included in other long-term liabilities. For the three months ended March 31, 2010, the Company included $126,000 of interest expense related to uncertain tax positions in its consolidated statements of operations. The Company does not anticipate any significant increases or decreases to its unrecognized tax benefits within the next twelve months.

The Company and its subsidiaries file U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The California Franchise Tax Board is currently conducting an examination of the Company’s California income tax returns for 2006 and 2007. The Company is also subject to various income federal tax examinations for the 1996 through 2009 calendar years due to the availability of net operating loss carryforwards. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of this report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2009 contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview and Background

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of current products principally includes third generation, or 3G, intelligent mobile hotspots, communications and applications software, USB modems, and ExpressCard modems. Through the integration of our hardware and software, our products are designed to operate on a majority of the world’s wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks.

Our strong customer relationships provide us with the opportunity to expand our market reach and sales. Most of our sales to wireless operators and original equipment manufacturers (“OEMs”) are sold directly through our sales force. To a lesser degree, we also use an indirect sales distribution model through the use of select distributors. We are continuing to drive widespread adoption of our products through increased global marketing activities, expansion of our sales team and distribution networks and continued leverage of our strategic relationships with wireless industry leaders.

We intend to continue to identify and respond to our customers’ needs by introducing new product designs for 3G and 4G next generation networks, with an emphasis on supporting cutting edge wide area network, or WAN, technology, ease-of-use, performance, size, weight, cost and power consumption. We manage our products through a structured life cycle process, from identifying initial customer requirements through development and commercial introduction to eventual phase-out. During product development, emphasis is placed on time-to-market, meeting industry standards and customer product specifications, ease of integration, cost reduction, manufacturability, quality and reliability.

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

As a result of weak economic conditions globally, we have experienced lower demand for our products, which has adversely impacted our results of operations. While general economic conditions have shown some improvement compared to the fourth quarter of 2009, market competition remains intense. As a result of this competitive pressure, demand for our products may continue to contract, which could materially adversely affect our results of operations and financial condition.

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

We anticipate introducing additional products during the next twelve months, including 3G and 4G products. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Dell, QUALCOMM, Sprint PCS, Verizon Wireless, Telefonica, Virgin Mobile, Vodafone, Bell, Rogers, and major software vendors. Through these strategic relationships, we have been able to enhance our market penetration activities by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

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

Operating Costs and Expenses. Many of our products target wireless operators and other customers in North America, Europe, and Asia. We will likely develop new products to serve these markets, resulting in increased research and development expenses associated with such new product development. We have in the past incurred, and expect in future periods to continue to incur, these expenses prior to recognizing net revenues from sales of these products.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, royalty costs, provision for warranty costs, income taxes, foreign exchange forward contracts, and share-based compensation expense. The significant accounting policies used in preparation of these consolidated financial statements for the three months ended March 31, 2010 are consistent with those discussed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 in all material respects and in Note 1 to the consolidated financial statements included in this report. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three months ended March 31, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net revenues. Net revenues for the three months ended March 31, 2010 were $72.2 million, an increase of $1.8 million or 2.6% compared to the same period in 2009. Net revenues in the three months ended March 31, 2010 from sales of EV-DO product driven technology amounted to $64.3 million, an increase of $3.6 million or 6.2% compared to the same period in 2009. The increase in EV-DO net revenues resulted from increased sales of our MiFi products, offset by a significant decline in embedded module sales during the first quarter of 2010 as compared to the same period in 2009. The decrease in our embedded module sales was due to the presence of competing products available to OEMs and the lack of significant sales to content delivery device customers. EV-DO products are primarily sold in the North American market and represented approximately 89.0% of net revenues in the three months ended March 31, 2010 compared to 86.1% in the same period in 2009.

Net revenues from sales of High Speed Packet Access (“HSPA”) product driven technology amounted to $8.0 million during the three months ended March 31, 2010, a decline of $1.8 million or 18.0% compared to the same period in 2009. The decrease in sales of HSPA products was primarily due to intense competitive pressure in the European market, which resulted in a steep decline in net revenues as compared to the same period in 2009. HSPA products represented approximately 11.0% of net revenues in the three months ended March 31, 2010 compared to 13.9% in the same period in 2009. The decrease in HSPA net revenues was offset by the positive impact of MiFi product sales as more wireless operators in Europe began to launch the product in the first quarter of 2010. We expect similar levels of competitive pressure in the HSPA markets for the foreseeable future.

Cost of revenues. Cost of revenues for the three months ended March 31, 2010 was $54.5 million, or 75.5% of net revenues, as compared to $54.3 million, or 77.2% of net revenues, for the same period in 2009. The primary driver of the percentage decrease in cost of revenues as a percentage of net revenues compared to 2009 was a favorable sales mix that included products with higher gross margins. In the three months ended March 31, 2010, cost of revenues was negatively impacted by a $450,000 warranty accrual related to the Company’s MiFi 2372 battery and battery door exchange program. This program is discussed further in Note 2 to the Consolidated Financial Statements included in this report.

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

Gross profit. Gross profit for the three months ended March 31, 2010 was $17.8 million, or 24.6% of net revenues, compared to $16.1 million, or 22.8% of net revenues, for the same period in 2009. The increase was primarily attributable to the changes in net revenues and cost of revenues as discussed above. We expect that our gross profit percentage will continue to fluctuate from quarter to quarter depending on product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the three months ended March 31, 2010 were $11.3 million, or 15.7% of net revenues, compared to $11.0 million, or 15.6% of net revenues, for the same period in 2009. The increase was due primarily to higher compensation expense in the three months ended March 31, 2010 compared to the same period in

2009 to support expanded research and development and product introduction activities. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the our core business strategy. As such, we expect to make further investments in research and development to remain competitive.

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

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2010 were $6.7 million, or 9.3% of net revenues, compared to approximately $4.5 million, or 6.4% of net revenues, for the same period in 2009. The increase for the three months ended March 31, 2010 compared to the same period in 2009 was due primarily to an increase in expenses related to cooperative marketing and advertising to support marketing efforts of our MiFi product.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2010 were $4.4 million, or 6.1% of net revenues, compared to $4.5 million, or 6.3% of net revenues, for the same period in 2009. While we are closely monitoring and undertaking to control general and administrative costs, we expect these costs to be negatively impacted by legal fees incurred by the Company to defend claims described in Note 7 to our Consolidated Financial Statements included in this report.

Interest income, net. Interest income, net, for the three months ended March 31, 2010 was $198,000 as compared to $481,000 for the same period in 2009. Although our average cash and marketable securities balance increased period over period, average yields decreased.

Other expense, net. Other expense, net, for the three months ended March 31, 2010 was $139,000 as compared to $84,000 for the same period in 2009.

Income tax benefit. Income tax benefit for the three months ended March 31, 2010 was $1.2 million, or 27% of our loss before taxes, as compared to an income tax benefit of $1.1 million, or 30% of our loss before taxes, for the same period in 2009. The effective income tax benefit rate of 27% is lower than the income tax benefit rate of 30% in 2009 primarily due to the suspension of the federal research and experimentation credit as of December 31, 2009 and a valuation allowance recorded on state research and experimentation credits generated in the first quarter of 2010.

The effective tax rate for the three months ended March 31, 2010 is 7% lower than the U.S. statutory rate primarily due to the Company’s inability to record tax benefits for certain share based payment awards.

Net loss. For the three months ended March 31, 2010, we reported a net loss of $3.4 million, as compared to a net loss of $2.5 million for the same period in 2009. Although net revenues and gross profit increased during the first quarter of 2010 compared to the same period last year, net income was negatively impacted by the increases in operating expenses as discussed above.

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

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities (in thousands):

	March 31, 2010	December 31, 2009	Increase / (Decrease)
Working capital	$151,103	$149,468	$1,635

Cash and cash equivalents (1)	$86,064	$100,025	$(13,961)
Short-term marketable securities (1)	53,415	27,664	25,751
Long-term marketable securities	45,093	48,355	(3,262)

Total cash and cash equivalents and marketable securities	$184,572	$176,044	$8,528

(1)	Included in working capital.

As of March 31, 2010, our working capital increased $1.6 million from December 31, 2009. This increase is primarily due to our reclassification of long-term marketable securities to short-term based on maturity dates.

As of March 31, 2010, cash and cash equivalents decreased $14.0 million from December 31, 2009 primarily as a result of the purchase of marketable securities.

As of March 31, 2010, our marketable securities increased $22.5 million primarily due to the investment of a portion of cash and cash equivalents. See the discussion of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section captioned “Quantitative and Qualitative Disclosures About Market Risk”.

Historical Cash Flows

The following table summarizes our consolidated statements of cash flows for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in) operating activities	$9,919	$(9,103)
Net cash used in investing activities	(23,274)	(16,599)
Net cash used in financing activities	(558)	(34)
Effect of exchange rates on cash and cash equivalents	(48)	(360)

Net decrease in cash and cash equivalents	(13,961)	(26,096)
Cash and cash equivalents, beginning of period	100,025	77,733

Cash and cash equivalents, end of period	$86,064	$51,637

Operating activities. Net cash provided by operating activities increased by $19.0 million to $9.9 million for the three months ended March 31, 2010 compared to net cash used in operating activities of $9.1 million for the same period in 2009. The $19.0 million increase was primarily attributable to increased sales of our products and improved margins, along with the beneficial impact of certain working capital accounts. The difference between our net loss for the three months ended March 31, 2010 of $3.4 million and our net cash provided by operating activities of $9.9 million is primarily due to the cash provided by working capital changes and non-cash charges including depreciation, amortization and share-based compensation. During the same period in 2009, the difference between our net loss of $2.5 million and our net cash used in operating activities of $9.1 million was primarily due to cash used by working capital changes, offset by the cash favorable impact of non-cash charges, including depreciation and amortization, charges for inventory losses, and share-based compensation.

Investing activities. Net cash used in investing activities during the three months ended March 31, 2010 was approximately $23.3 million compared to $16.6 million during the same period in 2009. Cash used in investing activities during the three months ended March 31, 2010 was related to net purchases of marketable securities of $22.5 million. Cash used in investing activities during the same period in 2009 was primarily related to net purchases of marketable securities of $16.0 million.

Financing activities. Net cash used in financing activities during the three months ended March 31, 2010 was $558,000, compared to $34,000 during the same period in 2009. Net cash used in financing activities in 2010 was primarily related to taxes paid on behalf of employees for restricted stock units which vested during the period. Proceeds from the exercise of stock options were lower in 2010 compared to 2009 due to decreased stock option exercise activity.

Other Liquidity Needs

During the next 12 months we plan to incur $9 million for the acquisition of property and equipment and additional software licenses. The Company expects to continue to incur professional fees and expenses primarily to defend the intellectual property litigation filed against the Company or related to its products, which litigation is discussed in Note 7 to our Consolidated Financial Statements included in this report. At March 31, 2010, the Company accrued $450,000 in warranty costs for the estimated expenses associated with the MiFi 2372 battery exchange program. See Note 2 to the Consolidated Financial Statements included in this report. The Company expects to incur the costs of this program in the second quarter of 2010.

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

Since December 31, 2009, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material developments in our legal proceedings since December 31, 2009. For additional information regarding the Company’s legal proceedings, see Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2010	Novatel Wireless, Inc.

	By:	/s/ PETER LEPARULO
Peter Leparulo
Chairman and Chief Executive Officer
(principal executive officer)

	By:	/s/ KENNETH LEDDON
Kenneth Leddon
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)