Form 10-Q
period 2010-06-30
NOVATEL WIRELESS INC
filed 2010-08-06
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2010 was 31,613,773.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include the following:

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	our ability to compete in the market for wireless broadband data access products;

•	our ability to introduce and sell new products that comply with evolving industry standards, including 3G and emerging 4G standards and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	demand for broadband wireless access to enterprise networks and the Internet;

•	the outcome of pending or future litigation, including the current class action securities litigation and intellectual property litigation;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture of sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development of our products;

•	risks associated with doing business abroad, including foreign currency risks;

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business; and

•	our ability to assimilate any business, products, technologies or personnel that we may acquire in the future.

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

Trademarks

“Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MobiLink”, “Ovation”, “Expedite”, “MiFi.Freedom.My Way”, “Conversa”, “TotalMobileInternet”, “NovaSpeed”, “NovaCore” , and “NovaDrive” are trademarks of Novatel Wireless, Inc. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2010	December 31, 2009
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$15,221	$100,025
Restricted cash	188,890	—
Marketable securities	—	27,664
Accounts receivable, net of allowance for doubtful accounts of $213 at June 30, 2010 and $741 at December 31, 2009	45,379	36,299
Inventories	16,229	24,973
Deferred tax assets, net	236	6,465
Prepaid expenses and other	5,232	4,738

Total current assets	271,187	200,164

Property and equipment, net of accumulated depreciation of $45,056 at June 30, 2010 and $40,279 at December 31, 2009	14,260	14,911
Marketable securities	—	48,355
Intangible assets, net of accumulated amortization of $2,890 at June 30, 2010 and $2,441 at December 31, 2009	1,250	1,513
Deferred tax assets, net	2,904	12,135
Other assets	134	316

Total assets	$289,735	$277,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bridge loan facility	$28,160	$—
Accounts payable	39,171	27,460
Accrued expenses	19,045	23,236

Total current liabilities	86,376	50,696
Capital lease obligations, long-term	111	184
Other long-term liabilities	14,868	15,359

Total liabilities	101,355	66,239

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 31,612 and 31,092 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	32	31
Additional paid-in capital	420,023	416,579
Accumulated other comprehensive income	—	15
Accumulated deficit	(206,675)	(180,470)

	213,380	236,155
Treasury stock at cost; 2,436 common shares at June 30, 2010 and December 31, 2009, respectively	(25,000)	(25,000)

Total stockholders’ equity	188,380	211,155

Total liabilities and stockholders’ equity	$289,735	$277,394

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$71,823	$84,100	$144,062	$154,493
Cost of revenues	58,231	65,544	112,701	119,881

Gross profit	13,592	18,556	31,361	34,612

Operating costs and expenses:
Research and development	11,152	10,709	22,494	21,712
Sales and marketing	4,351	4,850	11,095	9,355
General and administrative	6,103	4,383	10,476	8,851

Total operating costs and expenses	21,606	19,942	44,065	39,918

Operating loss	(8,014)	(1,386)	(12,704)	(5,306)
Other income (expense):
Interest (expense) income, net	(604)	370	(406)	851
Other income (expense), net	1,390	81	1,251	(3)

Loss before income taxes	(7,228)	(935)	(11,859)	(4,458)
Income tax expense (benefit)	15,588	(135)	14,346	(1,195)

Net loss	$(22,816)	$(800)	$(26,205)	$(3,263)

Per share data:
Net loss per share:
Basic	$(0.73)	$(0.03)	$(0.84)	$(0.11)

Diluted	$(0.73)	$(0.03)	$(0.84)	$(0.11)

Weighted average shares used in computation of basic and diluted net loss per share:
Basic	31,439	30,531	31,312	30,460

Diluted	31,439	30,531	31,312	30,460

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(26,205)	$(3,263)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accrued interest expense	147	—
Amortization of debt issuance costs	541	—
Depreciation and amortization	5,409	6,941
Impairment loss on equipment	146	—
Provision for bad debts	28	116
Inventory provision	430	877
Share-based compensation expense	3,143	3,310
Excess tax benefits from equity based compensation	(89)	(83)
Deferred income tax expense	14,346	133
Changes in assets and liabilities:
Accounts receivable	(9,108)	(18,907)
Inventories	7,714	5,514
Prepaid expenses and other assets	483	2,049
Accounts payable	10,864	5,618
Accrued expenses, income taxes, and other	(3,888)	3,644

Net cash provided by operating activities	3,961	5,949

Cash flows from investing activities:
Purchases of property and equipment	(3,609)	(2,846)
Purchases of intangible assets	(185)	(529)
Purchases of securities	(77,367)	(39,840)
Securities maturities/sales	153,371	47,063

Net cash provided by investing activities	72,210	3,848

Cash flows from financing activities:
Proceeds from the issuance of short-term debt, net of issuance costs	27,415	—
Principal payments under capital lease obligations	(76)	(122)
Proceeds from stock option exercises net of taxes paid on vested restricted stock units	570	235
Excess tax benefits from equity based compensation	89	83
Deposit of restricted funds	(188,890)	—

Net cash (used in) provided by financing activities	(160,892)	196
Effect of exchange rates on cash and cash equivalents	(83)	(91)

Net (decrease) increase in cash and cash equivalents	(84,804)	9,902
Cash and cash equivalents, beginning of period	100,025	77,733

Cash and cash equivalents, end of period	$15,221	$87,635

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$66	$6
Income taxes	$229	$258
Supplemental disclosures of non-cash financing activities:
Accrued debt issuance costs	$325	—

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at June 30, 2010 and the results of the Company’s operations for the three and six months ended June 30, 2010 and June 30, 2009 are unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The accounting policies used in preparing these consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K with the exception of the accounting policy concerning restricted cash, which has been updated as described below, and any accounting pronouncements adopted in 2010. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

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

New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition — Milestone Method”, which provides guidance on when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Under the milestone method of revenue recognition, a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved only if the milestone meets all criteria that is considered to be substantive. Accordingly, this ASU provides guidance on the definition of a milestone and determining whether a milestone is substantive. This accounting guidance is effective for interim and annual periods ending after June 15, 2010. The Company is currently evaluating the impact of adopting this accounting guidance.

Restricted Cash

The Company classifies amounts as restricted cash when the funds are not available for the Company’s general use. In its determination as to whether amounts should be classified as restricted cash, the Company considers restrictions on the use of its funds resulting from any applicable legal or contractual arrangement.

Reclassifications

In the second quarter of 2010, the Company reclassified the deferred tax asset arising from its liability for uncertain tax positions against the balance of its liability for its uncertain tax positions. This reclassification was applied to the Company’s Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 and amounted to $6.0 million and $5.1 million, respectively. This reclassification did not impact our net loss or total stockholders’ equity.

2. Balance Sheet Details

Restricted Cash

As of June 30, 2010, the Company classified $189 million as restricted cash in the Company’s Consolidated Balance Sheet. The restrictions on these funds were the result of the terms of the Company’s bridge loan entered into in connection with the Company’s bid to purchase certain assets of Cinterion Wireless Modules (“Cinterion”). On July 1, 2010, as a result of the full repayment of its bridge loan, all related restrictions on the Company’s cash balances were removed. As of June 30, 2010, all restricted cash consisted of Euro-denominated cash. For more information, see Note 4 to the Consolidated Financial Statements.

The Company did not have any restricted cash at December 31, 2009.

Marketable Securities

In connection with funding and escrow requirements related to the Company’s bid to purchase certain assets of Cinterion, the Company liquidated its marketable securities holdings during the second quarter of 2010. As a result, the Company realized losses of $74,000, or $47,000 net of taxes.

As of December 31, 2009, the Company’s portfolio of available-for-sale securities by contractual maturity consisted of the following (in thousands):

December 31, 2009	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debenture/bonds	1 or less	$8,371	$32	$—	$8,403
Certificates of deposit	1 or less	14,755	13	(8)	14,760
Government agency securities	1 or less	4,500	1	—	4,501

Total short-term marketable securities		27,626	46	(8)	27,664

Corporate debenture/bonds	1 to 2	9,045	30	(8)	9,067
Certificates of deposit	1 to 2	10,984	7	(23)	10,968
Government agency securities	1 to 2	28,340	19	(39)	28,320

Total long-term marketable securities		48,369	56	(70)	48,355

		$75,995	$102	$(78)	$76,019

Inventories

Inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Finished goods	$6,713	$24,845
Raw materials and components	9,516	128

	$16,229	$24,973

As of June 30, 2010, the Company’s raw material balance consisted primarily of certain production materials in transit to, or held on a consignment basis at, the Company’s contract manufacturers.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Royalties	$3,891	$4,511
Payroll and related expenses	3,901	8,229
Product warranty	2,467	3,039
Market development fund and price protection	2,411	1,424
Deferred rent	210	416
Professional fees	1,995	1,407
Other	4,170	4,210

	$19,045	$23,236

The Company’s cooperative advertising arrangements consist primarily of marketing development funds and allowances for price protection. These costs were primarily incurred to support the Company’s MiFi product. The Company apportions these costs between a reduction in net revenues and sales and marketing expense in the Consolidated Statements of Operations. The following table summarizes costs incurred in conjunction with these advertising arrangements and their classification within the Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$370	$378	$2,989	$483
Sales and marketing	3	160	1,883	276

Totals	$373	$538	$4,872	$759

Accrued Warranty Obligations

Accrued warranty obligations consist of the following (in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Warranty liability at beginning of period	$3,150	$3,039
Additions charged to operations	229	620
Deductions from liability	912	1,192

Warranty liability at end of period	$2,467	$2,467

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

In the first quarter of 2010, the Company implemented an exchange program that provided Canadian MiFi 2372 customers with a new battery and redesigned battery door that is easier to open. During the first quarter of 2010, the Company accrued $450,000 for the estimated costs of this program. During the second quarter of 2010, the Company incurred approximately $213,000 in connection with logistical activities and material costs of the program, and no additional costs were accrued in connection with the exchange program. As of June 30, 2010, the Company estimates that the remaining costs associated with the program were $237,000. All costs of the exchange program were charged to cost of revenues in the Consolidated Statement of Operations and included as a component of accrued warranty on the Consolidated Balance Sheet. The Company expects to complete the exchange program by August 31, 2010.

The Company’s MiFi 2352 and MiFi 2200, which are sold primarily in the European and in United States markets, respectively, are not included in the exchange program.

3. Fair Value Measurement of Assets and Liabilities

The Company’s fair value measurements relate to its cash equivalents and foreign exchange forward contracts, which are classified pursuant to authoritative guidance for fair value measurements. The Company places its cash equivalents in instruments that meet credit quality standards, specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

The Company’s cash equivalents consist of its investment in money market securities. The Company values its investments in money market securities based on quoted market prices in active markets (level 1 of the fair value hierarchy). From time to time, the Company may utilize foreign exchange forward contracts. These contracts are valued using pricing models that take into account the currency rates as of the balance sheet date (level 2 of the fair value hierarchy).

As of June 30, 2010, the Company did not have any financial instruments without observable market values that would require a high level of judgment to determine fair value (level 3 of the fair value hierarchy).

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of June 30, 2010 (in thousands):

Description	June 30, 2010	Level 1	Level 2
Assets:
Cash equivalents
Money market funds	$8,328	$8,328	$—

Total cash equivalents	8,328	8,328	—

Other short-term financial assets:
Foreign exchange forward contracts	390	—	390

Total financial assets	$8,718	$8,328	$390

The Company utilizes foreign exchange forward contracts to hedge the Company’s Euro-denominated cash and accounts receivable balances. As of June 30, 2010, the total amount of outstanding foreign exchange forward contracts amounted to €4.5 million ($5.5 million using the exchange rate of $1.22 / €1.00 as of June 30, 2010). As of June 30, 2010 and December 31, 2009, the Company recorded an unrealized gain of $390,000 and $30,000, respectively, on its outstanding foreign exchange forward contracts.

During the three and six months ended June 30, 2010, the Company recorded foreign currency gains on its Euro-denominated foreign exchange forward contracts of approximately $180,000 and $336,000, respectively. During the same periods in 2009, the Company recorded losses on its foreign exchange forward contracts of approximately $310,000 and gains of approximately $304,000, respectively.

In addition to the foreign exchange forward contact activity described above, during the second quarter of 2010 the Company paid $1.2 million to enter into several Euro-denominated put options to hedge the foreign currency risk associated with its cash holdings in Euros related to the Cinterion bid process. These put options expired unexercised on June 25, 2010.

During the three and six months ended June 30, 2010, the Company recorded gains on foreign currency denominated transactions of approximately $2.3 million and $2.7 million, respectively. The gains during the three and six months ended June 30, 2010 primarily relate to a $2.9 million foreign currency gain realized on the liquidation of the Company’s cash holdings in Euros at the conclusion of the insolvency proceeding for the sale of Cinterion. During the same periods in 2009, the Company recorded gains on its foreign currency denominated transactions of approximately $383,000 and losses of approximately $318,000, respectively.

All recorded gains and losses (including the $1.2 million in expense for premiums paid on Euro-denominated put options) on foreign exchange transactions are recorded in other income (expense), net, within the Consolidated Statements of Operations.

4. Merger and Acquisition Activities

In June 2010, the Company submitted a bid to purchase certain assets of Cinterion, a company in the cellular machine-to-machine communications industry, in connection with an insolvency proceeding. The Company was not the successful bidder.

In accordance with bidding procedures, the Company deposited into escrow an amount in Euros equal to its bid price using cash and cash equivalents, proceeds from the sale of marketable securities, and borrowings under a $30 million bridge loan facility. The Company engaged in hedging transactions to address foreign currency risk at a cost of $1.2 million, which amount was recorded in other income (expense), net, in the Consolidated Statement of Operations.

In connection with its bid, the Company borrowed $30 million under a bridge loan facility. This amount, net of $2.2 million in lender fees, was recorded as a short-term liability on the Company’s Consolidated Balance Sheet. Pursuant to authoritative accounting guidance, lender fees are recorded as a discount to amounts outstanding under the facility and amortized over the term of the facility which was scheduled to mature on September 8, 2010. The Company incurred $660,000 in professional fees attributable to the bridge facility, which were capitalized and recorded in prepaid and other assets in the Consolidated Balance Sheet and amortized over the term of the facility. The Company also recognized $687,000 in interest expense related to this facility, which primarily consisted of amortization of lender and professional fees.

The Company recorded a foreign currency gain of $2.9 million, which was recorded in other income (expense), net, in connection with the conversion of its Euro-denominated escrow funds into U.S. dollars following completion of the auction. In July 2010, the Company repaid all amounts outstanding under the bridge loan facility and expensed all unamortized debt issuance costs.

In connection with its bid, the Company incurred $2.0 million in legal, advisory and professional fees unrelated to the bridge loan facility, which were recorded as accrued expenses in the Consolidated Balance Sheet and classified as general and administrative expenses in the Consolidated Statement of Operations.

5. Share-Based Compensation

The Company included the following amounts for share-based compensation awards in the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$174	$212	$317	$402
Research and development	646	676	1,142	1,316
Sales and marketing	331	293	572	572
General and administrative	600	604	1,112	1,020

Totals	$1,751	$1,785	$3,143	$3,310

6. Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one reportable segment.

The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe and Asia (in thousands):

	June 30, 2010	December 31, 2009
United States	$284,594	$271,941
Canada	3,888	4,436
Europe	702	967
Asia	551	50

	$289,735	$277,394

The following table details the concentration of the Company’s net revenues by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
North America	95.0%	96.0%	93.6%	94.0%
Europe / Middle East / Africa	4.7	4.0	5.6	6.0
Asia / Australia	0.3	—	0.8	—

	100.0%	100.0%	100.0%	100.0%

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues are derived from a small number of customers. For the three months ended June 30, 2010, sales to our two largest customers accounted for 62.2% and 20.9% of net revenues, respectively. In the same periods in 2009, sales to our two largest customers accounted for 37.8% and 33.0% of net revenues. For the six months ended June 30, 2010, sales to our two largest customers accounted for 59.1% and 12.9% of net revenues, respectively. In the same periods in 2009, sales to our two largest customers accounted for 43.7% and 25.5% of net revenues.

No other customer accounted for more than ten percent of total net revenues in the three and six months ended June 30, 2010 and 2009.

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

For the three and six months ended June 30, 2010, basic and diluted weighted average common shares outstanding were 31,438,514 and 31,312,416, respectively. During these same periods, weighted-average options, RSUs, and unissued ESPP shares to acquire a total of 4,898,809 and 4,337,627 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

For the three and six months ended June 30, 2009, basic and diluted weighted average common shares outstanding were 30,531,462 and 30,459,835, respectively. During these same periods, warrants, weighted-average options, RSUs, and unissued ESPP shares to acquire a total of 5,560,455, and 5,061,512 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

8. Commitments and Contingencies

Losses on Firm Purchase Commitments

In the quarter ended June 30, 2009, a customer cancelled several purchase orders. As a result, the Company recorded $2.1 million in cancellation costs, consisting of cancellation fees and the cost of components that the Company was obligated to purchase from its contract manufacturer, and recognized that amount in cost of revenues in the three months ended June 30, 2009. During the three months ended September 30, 2009, the cancellation liability was reduced to $1.6 million through negotiations with the customer. In the fourth quarter of 2009, the customer agreed to purchase from the Company approximately $969,000 in non-cancellable components related to this matter. The Company collected this balance in full during the first quarter of 2010.

No customer cancelled a significant purchase order during the six months ended June 30, 2010.

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

On September 15, 2008, and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al. , Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). In May 2010, the district court re-captioned the case In re Novatel Wireless Securities Litigation. The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In May 2010, the court entered an order granting the plaintiffs’ motion for class certification, and the defendants filed a petition for permission to appeal that order to the U.S. Court of Appeals for the Ninth Circuit. A ruling on the defendants’ petition is forthcoming, and the parties are currently engaged in discovery. Discovery in this case is ongoing. The Company intends to defend this litigation vigorously. Due to the preliminary nature of this litigation, the Company is unable to estimate a range of exposure associated with this litigation.

On October 8, 2008, a purported shareholder, Jerry Rosenbaum, filed a derivative action in the Superior Court for the State of California, County of San Diego, against the Company, as nominal defendant, and certain of our current and former officers and directors, as defendants. Two other purported shareholders, Mark Campos and Chris Arnsdorf, separately filed substantially similar lawsuits in the same court on October 20, 2008 and November 5, 2008, respectively. On October 16, 2009, the plaintiffs filed a consolidated complaint. The consolidated complaint, Case No. 37-2008-00093576-CU-NP-CTL, alleges claims for breaches of fiduciary duties, violations of certain provisions of the California Corporations Code, unjust enrichment, and gross mismanagement. In February 2010, the court granted the defendants’ motion to stay the action pending the resolution of the federal securities class action described above. In July 2010, the parties executed a memorandum of understanding setting forth the terms to be included in a contemplated settlement. Any settlement would be subject to court approval. The memorandum of understanding does not contemplate any restitution from the defendants; however it is anticipated the plaintiffs will seek to recover attorney fees. The Company expects the costs of any such attorney fees will be covered by the Company’s insurance policies. The parties are currently engaged in confirmatory discovery related to the contemplated settlement.

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

On June 18, 2009, MSTG, Inc. filed a putative patent infringement lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against several wireless operators and wireless device providers, including one of the Company’s customers, Sprint Spectrum, L.P., as defendants. The complaint alleges generally that the defendants have engaged in the manufacture, use, importation, sale and/or offer for sale of products, services and technology employing inventions that constitute infringement of U.S. Patent Nos. 5,920,551, 6,198,936 and 6,438,113, which the plaintiff allegedly owns. The plaintiff is seeking an award of damages adequate to compensate MSTG for any infringement (together with pre-judgment interest); an award of all remedies available under 35 U.S.C. Sections 284 and 285; and a permanent injunction prohibiting further infringement and additional relief as may be awarded. The Company had been evaluating this matter to determine the nature and extent of any obligation to indemnify and/or defend its customer in this lawsuit. In April 2010, the customer notified the Company that it has determined that the Company does not currently have indemnification and defense obligations in this matter. Notwithstanding the foregoing, the customer has recently indicated its desire to re-examine whether and the extent to which the Company might continue to have indemnification and defense obligations.

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

9. Comprehensive Income (loss)

Comprehensive loss consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(22,816)	$(800)	$(26,205)	$(3,263)
Unrealized gain (loss) on cash equivalents and marketable securities, net of tax	—	48	—	15

Comprehensive loss	$(22,816)	$(752)	$(26,205)	$(3,248)

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

The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (1) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is the possibility that the Company may be in a three-year historical cumulative loss as of the end of the fourth quarter of 2010, as the comparatively high profitable quarters in fiscal 2007 are removed from the rolling three-year calculation. This fact, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of June 30, 2010 (as described above), and after considering the possibility of being in a three year cumulative loss position at the end of 2010, the Company recognized an increase in the valuation allowance related to its U.S.-based deferred tax amounts, with a corresponding charge to income tax expense, of $15.5 million during the quarter ended June 30, 2010. After this increase and the reclassification described in Note 1 and further below, the Company’s valuation allowance was $19.4 million on gross deferred tax assets of $22.5 million. The net unreserved portion of the Company’s remaining deferred tax assets at June 30, 2010 primarily related to research and development tax credits associated with the Company’s Canadian subsidiary.

For the three and six months ended June 30, 2010, the Company recorded income tax expense, including discrete items, of $15.6 million and $14.3 million, respectively. These amounts vary from the tax provision that would be computed at the U.S statutory rate during the same periods primarily due to the increase in the Company’s valuation allowances discussed above. For the six months ended June 30, 2010, the Company recorded a $1.3 million tax benefit related to 2010 net operating loss carrybacks estimated to benefit income taxes paid in prior taxable years.

In January 2007, the Company adopted the authoritative accounting guidance regarding accounting for uncertainty in income taxes. Under this authoritative accounting guidance, the Company’s gross liability for unrecognized tax benefits, as of June 30, 2010 was $20.9 million. The Company has reduced this amount by $6.0 million on its June 30, 2010 balance sheet to reflect the potential benefit of related future deductible amounts should the liability become realized. Such tax benefits were previously recorded in the Company’s deferred tax assets. Consistent with this change in presentation, the Company reclassified $5.1 million in related tax benefits against the unrecognized tax benefit liability in its December 31, 2009 balance sheet.

At June 30, 2010, the Company had recorded $1.8 million of accrued interest related to uncertain tax positions in its Consolidated Balance Sheet. For the three and six months ended June 30, 2010, the Company recognized $127,000 and $253,000, respectively, of interest expense related to uncertain tax positions in the Consolidated Statements of Operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Background

•	Factors Which May Influence Future Results of Operations

•	Merger and Acquisition Activities

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

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

Our strong customer relationships provide us with the opportunity to expand our market reach and sales. Most of our sales to wireless operators and original equipment manufacturers (“OEMs”) are sold directly through our sales force. To a lesser degree, we also use an indirect sales distribution model through the use of select distributors. We continue to be focused on driving the widespread adoption of our products through increased global marketing activities, expansion of our sales team and distribution networks and continued leverage of our strategic relationships with wireless industry leaders.

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

As a result of weak economic conditions globally, we have experienced lower demand for our products, which has adversely impacted our results of operations. While general economic conditions have shown some recent improvement, market competition remains intense. As a result of this competitive pressure, demand for our products may continue to contract, which could materially adversely affect our results of operations and financial condition.

Net Revenues. We believe that our future net revenues will be influenced largely by the speed and breadth of the demand for wireless access to data through the use of next generation networks including demand for 3G and 4G products; 3G and 4G data access services, particularly in Europe, North America and Asia; customer acceptance for our new products that address these markets, including our MiFi line of Intelligent Mobile Hotspots; and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	economic environment and related market conditions;

•	increased competition from other wireless data modem suppliers as well as suppliers of emerging devices that contain a wireless data access feature;

•	demand for broadband access services and networks;

•	use of the Internet;

•	rate of change to new products;

•	timing of deployment of 4G networks by wireless operators;

•	decreased demand for EV-DO and High Speed Packet Access (“HSPA”) products; and

•	changes in technologies.

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

As a result of the extremely competitive market for wireless devices, we have experienced significant downward pressure on the average selling price of our products. This pressure has the potential to materially adversely affect our results of operations and financial condition in future periods, and we cannot predict the magnitude or timing of future reductions in the average selling price of our products.

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

As a result of the general improvement in market conditions in 2010, we anticipate that increases in consumer demand for wireless products, coupled with the competitive pressure in the marketplace, may result in a tight market for certain inventory components. Any resource constraints could materially adversely affect our results of operations and financial condition in future periods.

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

As part of our business strategy, we review, and intend to continue to review, acquisition opportunities that we believe would be advantageous or complementary to the development of our business. If we make any acquisitions, we may incur substantial expenditures in conjunction with the acquisition process and the subsequent assimilation of any acquired business, products, technologies or personnel.

Merger & Acquisition Activities

In June 2010, we submitted a bid to purchase certain assets of Cinterion, a company in the cellular machine-to-machine communications industry, in connection with an insolvency proceeding. In accordance with bidding procedures, we deposited into escrow an amount in Euros equal to our bid price using cash and cash equivalents, proceeds from the sale of marketable securities, and borrowings under a $30 million bridge loan facility. We were not the successful bidder. For more information, see Note 4 to the Consolidated Financial Statements.

In July 2010, we repaid all amounts outstanding under the bridge loan facility and expensed all unamortized debt issuance costs. Our participation in this bidding process resulted in the following significant impacts to our results of operations during the second quarter of 2010:

•

We recorded a foreign exchange gain of $2.9 million in connection with the conversion of our Euro-denominated escrow funds into U.S. dollars following completion of the auction. This foreign exchange gain was offset by $1.2 million paid for put options to hedge our Euro exposure during the bidding process. The realized foreign exchange gain and the cost of the put options were recorded in other income (expense), net.

•	We recognized $687,000 in interest expense related to the bridge loan facility, which primarily consisted of the amortization of lender and professional fees.

•	In connection with our bid, we incurred $2.0 million in legal, advisory and professional fees unrelated to the bridge loan facility, which were recorded as general and administrative expenses.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net revenues. Net revenues for the three months ended June 30, 2010 were $71.8 million, a decrease of $12.3 million or 14.6% compared to the same period in 2009. The decline in net revenues in the three months ended June 30, 2010 was primarily driven by a decline in sales of EV-DO products during the second quarter of 2010. The decrease in EV-DO net revenues resulted primarily from a decline in embedded module sales due to the presence of competing products available to OEMs and the lack of significant sales to content delivery device customers in the second quarter of 2010. This decline was offset by quarter over quarter increases in sales of our MiFi and Ovation products, although the average selling price per unit for these products declined quarter over quarter due to increased competition from similar wireless devices. EV-DO products are primarily sold in the North American market and represented 92.7% of net revenues in the three months ended June 30, 2010 compared to 91.9% in the same period in 2009. Net revenues from EV-DO product driven technology amounted to $66.6 million, a decrease of $10.7 million or 13.9%, compared to the same period in 2009.

During the second quarter of 2010, the Company experienced a decrease in net revenues related to HSPA products. Net revenues from sales of HSPA product driven technology amounted to $4.8 million during the three months ended June 30, 2010, a decrease of $1.6 million or 25% compared to the same period in 2009. This decrease resulted primarily from a decline in embedded module sales due to the presence of competing products available to OEMs. HSPA products are primarily sold in the European market and represented 6.7% of net revenues in the three months ended June 30, 2010 compared to 7.6% in the same period in 2009. We believe the European market remains, and is expected to remain, intensely competitive for the foreseeable future.

Cost of revenues. Cost of revenues for the three months ended June 30, 2010 was $58.2 million, or 81.1% of net revenues, as compared to $65.5 million, or 77.9% of net revenues, for the same period in 2009. The primary drivers of the increase in cost of revenues as a percentage of net revenues compared to 2009 was a decline in average selling prices that exceeded the rate of decrease in per unit product costs, and an unfavorable sales mix that included products with lower gross margins. Cost of revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the three months ended June 30, 2010 was $13.6 million, or 18.9% of net revenues, compared to $18.6 million, or 22.1% of net revenues, for the same period in 2009. The decrease was primarily attributable to the changes in net revenues and cost of revenues discussed above. We expect that our gross profit percentage will continue to fluctuate from quarter to quarter depending on product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the three months ended June 30, 2010 were $11.2 million, or 15.6% of net revenues, compared to $10.7 million, or 12.7% of net revenues, for the same period in 2009. The increase was due primarily to higher compensation expense in the three months ended June 30, 2010 compared to the same period in 2009 to support expanded research and development and product introduction activities. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to our core business strategy. As such, we expect to make further investments in research and development to remain competitive.

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

Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2010 were $4.4 million, or 6.1% of net revenues, compared to $4.9 million, or 5.8% of net revenues, for the same period in 2009. The quarter over quarter decline in sales and marketing expense was primarily related to a reduction in the level of activity related to the MiFi product launch in early 2009.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2010 were $6.1 million, or 8.5% of net revenues, compared to $4.4 million, or 5.2% of net revenues, for the same period in 2009. The quarter over quarter increase in general and administrative expenses during the quarter ended June 30, 2010 is primarily related to the $2.0 million of legal, advisory and other professional fees incurred in conjunction with our activities related to Cinterion.

While we are closely monitoring and undertaking to control general and administrative costs, we expect that these costs will be negatively impacted in future periods by legal fees incurred by the Company to defend outstanding legal claims.

Interest expense, net. Interest expense, net, for the three months ended June 30, 2010 was $604,000 as compared to a net interest income of $370,000 for the same period in 2009. Our net interest expense during the three months ended June 30, 2010 is primarily related to interest charges and the amortization of debt issuance costs associated with our bridge loan facility. In addition, the Company’s interest income declined as a result of the liquidation of our investment holdings to facilitate our bid for Cinterion. For a discussion of this bridge loan facility and the bidding process for Cinterion, see Note 4 to the Consolidated Financial Statements.

Our net interest expense will be negatively impacted in the third quarter of 2010 as a result of the write off of unamortized debt issuance costs in connection with our termination and repayment of the bridge loan facility.

Other income, net. Other income, net, for the three months ended June 30, 2010 was $1.4 million as compared to $81,000 for the same period in 2009. The increase was primarily driven by a $2.9 million foreign exchange gain realized upon the conversion the Euro-denominated bid funds into U.S. dollars in June 2010 at the conclusion of the bidding process for Cinterion. This gain was offset by $1.2 million in premiums paid for protective put options utilized to hedge our exposure to the Euro during the bidding process for Cinterion. These puts expired unexercised on June 25, 2010.

Income tax expense. Income tax expense, including discrete items, for the three months ended June 30, 2010 was $15.6 million, or 216% of our loss before taxes, as compared to an income tax benefit of $135,000, or 14% of our loss before taxes, for the same period in 2009. The effective income tax expense rate is higher than the income tax benefit rate in 2009 primarily due to a $15.5 million valuation allowance recorded on our U.S.-based deferred tax assets in the second quarter of 2010. This valuation allowance and additional items impacting the effective tax rate are discussed in Note 10 to the Consolidated Financial Statements.

Net loss. For the three months ended June 30, 2010, we reported a net loss of $22.8 million, as compared to a net loss of $800,000 for the same period in 2009. As discussed above, net loss was negatively impacted by decreases in net revenues and gross profit, and increases in operating expenses, and changes in our valuation allowance for deferred tax assets.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net revenues. Net revenues for the six months ended June 30, 2010 were $144.1 million, a decrease of $10.4 million or 6.7% compared to the same period in 2009. The decline in net revenues in the six months ended June 30, 2010 was primarily driven by a decline in sales of EV-DO products during the six months ended June 30, 2010. The decrease in EV-DO net revenues resulted primarily from a decline in embedded module sales due to the presence of competing products available to OEMs and the lack of significant sales to content delivery device customers in the six months ended June 30, 2010. This decline was offset by increases in sales of our MiFi and Ovation products, although the average selling price per unit for these products declined for the six months ended June 30, 2010 as compared to the same period in 2009 due to increased competition from similar wireless devices. EV-DO products are primarily sold in the North American market and represented 90.4% of net revenues in the six months ended June 30, 2010 compared to 89.3% in the same period in 2009. Net revenues from EV-DO product driven technology amounted to $130.3 million in the six months ended June 30, 2010, a decrease of $7.7 million or 5.6%, compared to the same period in 2009.

During the first half of 2010, the Company experienced a decrease in net revenues related to HSPA products. Net revenues from sales of HSPA product driven technology amounted to $12.8 million during the six months ended June 30, 2010, a decrease of $3.1 million or 19.4% compared to the same period in 2009. This decrease resulted primarily from a decline in embedded module sales due to the presence of competing products available to OEMs. HSPA products are primarily sold in the European market and represented 8.9% of net revenues in the six months ended June 30, 2010 compared to 10.3% in the same period in 2009. We believe the European market remains, and is expected to remain, intensely competitive for the foreseeable future.

Cost of revenues. Cost of revenues for the six months ended June 30, 2010 was $112.7 million, or 78.2% of net revenues, as compared to $119.9 million, or 77.6% of net revenues, for the same period in 2009. The primary driver of the increase in cost of revenues as a percentage of net revenues compared to 2009 was a decline in average selling prices that exceeded the rate of decrease in per unit product costs and an unfavorable sales mix that included products with lower gross margins. Cost of revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the six months ended June 30, 2010 was $31.4 million, or 21.8% of net revenues, compared to $34.6 million, or 22.4% of net revenues, for the same period in 2009. The decrease was primarily attributable to the changes in net revenues and cost of revenues discussed above. We expect that our gross profit percentage will continue to fluctuate from quarter to quarter depending on product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the six months ended June 30, 2010 were $22.5 million, or 15.6% of net revenues, compared to $21.7 million, or 14.1% of net revenues, for the same period in 2009. The increase was due primarily to higher compensation expense to support expanded research and development and product introduction activities. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the our core business strategy. As such, we expect to make further investments in research and development to remain competitive.

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

Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2010 were $11.1 million, or 7.7% of net revenues, compared to approximately $9.4 million, or 6.1% of net revenues, for the same period in 2009. The increase was due primarily to an increase in expenses related to cooperative marketing and advertising to support marketing efforts for our MiFi product during the first quarter of 2010.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

        General and administrative expenses. General and administrative expenses for the six months ended June 30, 2010 were $10.5 million, or 7.3% of net revenues, compared to $8.9 million, or 5.7% of net revenues, for the same period in 2009. The increase in general and administrative expenses during the six months ended June 30, 2010 is primarily related to the $2.0 million of legal, advisory and other professional fees incurred in conjunction with our bid to purchase certain assets of Cinterion.

While we are closely monitoring and undertaking to control general and administrative costs, we expect these costs to be negatively impacted in future periods by legal fees incurred by the Company to defend against outstanding claims.

Interest expense, net. Interest expense, net, for the six months ended June 30, 2010 was $406,000 as compared to net interest income of $851,000 for the same period in 2009. Our net interest expense during the six months ended June 30, 2010 is primarily related to interest charges and the amortization of debt issuance costs associated with our bridge loan facility. In addition, the Company’s interest income declined as a result of the liquidation of our investment holdings to facilitate our bid during the bidding process for Cinterion and the overall decline in average yields experienced during the six months ended June 30, 2010. For a discussion of the bridge loan facility and our bid to purchase certain assets of Cinterion, see Note 4 to the Consolidated Financial Statements.

Our net interest expense will be negatively impacted in the third quarter of 2010 as a result of the write off of the unamortized debt issuance costs in connection with our repayment and termination of the bridge loan facility.

Other income, net. Other income, net, for the six months ended June 30, 2010 was $1.3 million as compared to a net expense of $3,000 for the same period in 2009. The increase in other income, net, during the six months ended June 30, 2010 was primarily driven by a $2.9 million foreign exchange gain realized upon conversion of the Euro-denominated bid funds into U.S. dollars in June 2010 at the conclusion of the bidding process for Cinterion. This gain was offset by $1.2 million in premiums paid for protective put options we utilized to hedge our Euro exposure during the bidding process for Cinterion. These puts expired unexercised on June 25, 2010.

Income tax expense. Income tax expense, including discrete items, for the six months ended June 30, 2010 was $14.3 million, or 121% of our loss before taxes, as compared to an income tax benefit of $1.2 million, or 27% of our loss before taxes, for the same period in 2009. The effective income tax expense is higher than the income tax benefit rate in 2009 primarily due to a $15.5 million valuation allowance recorded on our U.S.-based deferred tax assets in the second quarter of 2010. This valuation allowance and additional items impacting the effective tax rate are discussed above and in Note 10 to the Consolidated Financial Statements.

Net loss. For the six months ended June 30, 2010, we reported a net loss of $26.2 million, as compared to a net loss of $3.3 million for the same period in 2009. As discussed above, net loss was negatively impacted by decreases in net revenues and gross profit, increases in operating expenses, and changes in our valuation allowance for deferred tax assets.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our existing cash, cash equivalents and cash generated from operations. We believe that these sources will be sufficient to fund operations, including the potential expansion of our sales and marketing team, the development of our new products and the related potential increase in our general and administrative expenses, and to satisfy our working capital requirements and anticipated capital expenditures for the next twelve months. Our future net revenues are dependent on us fulfilling our commitments under agreements with a small number of major customers. Our liquidity could be impaired if there is any interruption in our business operations, a material failure to satisfy these contractual commitments or a failure to generate revenues from new or existing products.

To the extent that we identify future strategic opportunities, such as the acquisition of businesses, products, technologies and/or personnel that we believe would be advantageous or complementary to the development of our business, our existing liquidity may not be sufficient and we may be required to obtain additional financing.

Although we believe our sources of liquidity will be sufficient to sustain operations for the remainder of fiscal 2010, there can be no assurance that we will continue generate cash flows at or above current levels. If our liquidity is insufficient for any reason, there can be no assurance that we will be able to obtain additional financing or on favorable terms.

During June 2010, we borrowed $27.8 million ($30.0 million net of $2.2 million in directly attributable issuance costs) under a short-term bridge loan facility, which we entered into in conjunction with the Cinterion bidding process discussed above. The Company classified $189 million in funds as restricted cash in the Company’s Consolidated Balance Sheets in connection with the bridge loan facility. On July 1, 2010, we repaid and terminated the bridge loan facility, and all restrictions on the funds designated as restricted cash were removed.

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

Other Liquidity Needs

The Company expects to incur professional fees and expenses to defend the outstanding litigation filed against the Company or related to its products. These costs cannot be estimated at this time.

During the next twelve months we plan to incur $10 million to $13 million for the acquisition of property and equipment and additional licenses.

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities (in thousands):

	June 30, 2010	December 31, 2009	Increase / (Decrease)
	(unaudited)
Working capital (1)(2)	$184,811	$149,468	$35,343

Cash and cash equivalents (3)	$15,221	$100,025	$(84,804)
Short-term marketable securities (3)	—	27,664	(27,664)
Long-term marketable securities	—	48,355	(48,355)

Total cash and cash equivalents and marketable securities	$15,221	$176,044	$(160,823)

(1)	Working capital is defined as the excess of current assets over current liabilities.

(2)	The Company’s working capital balance at June 30, 2010 includes its restricted cash.

(3)	Included in working capital.

As of June 30, 2010, our working capital increased $35.3 million from December 31, 2009. This increase is primarily due to the liquidation of our long-term marketable securities portfolio performed in conjunction with our participation in the bidding process for Cinterion, and the reduction in our short term deferred tax assets which resulted from the increase in our valuation allowance for deferred taxes. Our working capital at June 30, 2010 includes $189 million of restricted cash related to our bid to purchase certain assets of Cinterion. All restrictions on these funds were removed effective July 1, 2010.

As of June 30, 2010, our cash and cash equivalents decreased $84.8 million from December 31, 2009. This decrease is primarily due to the restrictions placed on our cash and cash equivalents in connection with the Cinterion bidding process. All restrictions on the use of these funds were removed when the Company repaid and terminated this bridge loan facility on July 1, 2010.

As of June 30, 2010, our marketable securities decreased an aggregate of $76.0 million due to the sale of our investment portfolio in conjunction with our participation in the Cinterion bidding process.

Historical Cash Flows

The following table summarizes our consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$3,961	$5,949
Net cash provided by investing activities	72,210	3,848
Net cash (used in) provided by financing activities	(160,892)	196
Effect of exchange rates on cash and cash equivalents	(83)	(91)

Net (decrease) increase in cash and cash equivalents	(84,804)	9,902
Cash and cash equivalents, beginning of period	100,025	77,733

Cash and cash equivalents, end of period	$15,221	$87,635

Operating Activities. Net cash provided by operating activities decreased by $1.9 million to $4.0 million for the six months ended June 30, 2010, compared to $5.9 million for the same period in 2009. The $1.9 million decrease was primarily attributable to decreased sales of our products and reduced margins. These factors were offset by the cash provided by working capital changes, primarily accounts payable. The difference between our net loss of $26.2 million for the six months ended June 30, 2010 and our net cash provided by operating activities of $4.0 million is primarily due to the cash provided by these working capital changes and non-cash charges, including changes in our valuation allowance for deferred tax assets, depreciation, amortization and share-based compensation. During the same period in 2009, the difference between our net loss of $3.3 million and our net cash provided by operating activities of $5.9 million was primarily due to working capital changes, offset by the cash favorable impact of non-cash charges, including depreciation and amortization, and share-based compensation.

Investing activities. Net cash provided by investing activities for the six months ended June 30, 2010 was $72.2 million, compared to $3.8 million during the same period in 2009. Net cash provided by investing activities in the six months ended June 30, 2010 was primarily related to the sale of our investment portfolio in conjunction with our participation in the Cinterion bidding process. Net cash provided by investing activities in the six months ended June 30, 2009 was primarily related to sales of investment securities, offset by purchases of securities and property and equipment.

Financing activities. Net cash used in financing activities for the six months ended June 30, 2010 was $161.0 million, compared to $196,000 provided by financing activities during the same period in 2009. Net cash used in financing activities in the six months ended June 30, 2010 was primarily due to the deposit of $189 million in funds into escrow in connection with the Cinterion bidding process. The impact of the restriction of these funds on cash used in financing activities was offset by the $27.8 million in net proceeds from the short-term bridge loan facility, which are net of issuance costs associated with obtaining the facility, which was repaid and terminated on July 1, 2010. Net cash provided by financing activities during the six months ended June 30, 2009 was primarily related to proceeds from stock option exercises and stock purchases through our employee stock purchase plan.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, royalty costs, provision for warranty costs, income taxes, foreign exchange forward contracts, and share-based compensation expense. The significant accounting policies used in preparation of these consolidated financial statements for the three and six months ended June 30, 2010 are consistent with those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 in all material respects and in Note 1 to the consolidated financial statements included in this report. The critical accounting policies and the significant judgments and estimates used in the preparation of our Consolidated Financial Statements for the three and six months ended June 30, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

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

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On September 15, 2008, and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al. , Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). In May 2010, the district court re-captioned the case In re Novatel Wireless Securities Litigation. The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In May 2010, the court entered an order granting the plaintiffs’ motion for class certification, and the defendants filed a petition for permission to appeal that order to the U.S. Court of Appeals for the Ninth Circuit. A ruling on the defendants’ petition is forthcoming, and the parties are currently engaged in discovery. The Company intends to defend this litigation vigorously.

On October 8, 2008, a purported shareholder, Jerry Rosenbaum, filed a derivative action in the Superior Court for the State of California, County of San Diego, against the Company, as nominal defendant, and certain of our current and former officers and directors, as defendants. Two other purported shareholders, Mark Campos and Chris Arnsdorf, separately filed substantially similar lawsuits in the same court on October 20, 2008 and November 5, 2008, respectively. On October 16, 2009, the plaintiffs filed a consolidated complaint. The consolidated complaint, Case No. 37-2008-00093576-CU-NP-CTL, alleges claims for breaches of fiduciary duties, violations of certain provisions of the California Corporations Code, unjust enrichment, and gross mismanagement. In February 2010, the court granted the defendants’ motion to stay the action pending the resolution of the federal securities class action described above. In July 2010, the parties executed a memorandum of understanding setting forth the terms to be included in a contemplated settlement. Any settlement would be subject to court approval. The memorandum of understanding does not contemplate any restitution from the defendants; however it is anticipated the plaintiffs will seek to recover attorney fees. The Company expects the costs of any such attorney fees will be covered by the Company’s insurance policies. The parties are currently engaged in confirmatory discovery related to the contemplated settlement.

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

Date: August 6, 2010	Novatel Wireless, Inc.

	By:	/s/ PETER LEPARULO
Peter Leparulo
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ KENNETH LEDDON
Kenneth Leddon
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)