Form 10-Q
period 2010-09-30
NOVATEL WIRELESS INC
filed 2010-11-05
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(858) 812-3400

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-Accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of November 3, 2010 was 31,638,137.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include the following:

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	our ability to compete in the market for wireless broadband data access products;

•	our ability to introduce and sell new products that comply with current and evolving industry standards, including 3G and 4G standards, respectively, and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	demand for broadband wireless access to enterprise networks and the Internet;

•	the outcome of pending or future litigation, including the current class action securities litigation and intellectual property litigation;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to procure components and manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture of sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development and sale of our products;

•	risks associated with doing business abroad, including foreign currency risks;

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business; and

•	our ability to assimilate any business, products, technologies or personnel that we may acquire in the future.

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

Trademarks

“Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MiFi OS”, “MiFi Home”, “MobiLink”, “Ovation”, “Expedite”, “MiFi. Freedom.My Way.”, “Conversa”, “TotalMobileInternet”, “NovaSpeed”, “NovaCore” and “NovaDrive” are trademarks of Novatel Wireless, Inc. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2010	December 31, 2009

	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$116,117	$100,025
Marketable securities	31,302	27,664
Accounts receivable, net of allowance for doubtful accounts of $228 at September 30, 2010 and $741 at December 31, 2009	32,419	36,299
Inventories	15,982	24,973
Deferred tax assets, net	236	6,465
Prepaid expenses and other	5,093	4,738

Total current assets	201,149	200,164

Property and equipment, net of accumulated depreciation of $47,449 at September 30, 2010 and $40,279 at December 31, 2009	13,627	14,911
Marketable securities	35,554	48,355
Intangible assets, net of accumulated amortization of $3,058 at September 30, 2010 and $2,441 at December 31, 2009	1,006	1,513
Deferred tax assets, net	2,903	12,135
Other assets	186	316

Total assets	$254,425	$277,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,660	$27,460
Accrued expenses	19,937	23,236

Total current liabilities	58,597	50,696
Capital lease obligations, long-term	83	184
Other long-term liabilities	12,101	15,359

Total liabilities	70,781	66,239

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 31,620 and 31,092 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	32	31
Additional paid-in capital	421,585	416,579
Accumulated other comprehensive income	30	15
Accumulated deficit	(213,003)	(180,470)

	208,644	236,155
Treasury stock at cost; 2,436 common shares at September 30, 2010 and December 31, 2009, respectively	(25,000)	(25,000)

Total stockholders’ equity	183,644	211,155

Total liabilities and stockholders’ equity	$254,425	$277,394

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$75,602	$94,293	$219,664	$248,786
Cost of revenues	62,412	64,488	175,113	184,369

Gross profit	13,190	29,805	44,551	64,417

Operating costs and expenses:
Research and development	11,576	11,707	34,070	33,419
Sales and marketing	4,163	5,462	15,258	14,817
General and administrative	3,833	5,386	14,309	14,237

Total operating costs and expenses	19,572	22,555	63,637	62,473

Operating income (loss)	(6,382)	7,250	(19,086)	1,944
Other income (expense):
Interest (expense) income, net	(2,292)	271	(2,698)	1,122
Other income, net	420	174	1,671	171

Income (loss) before income taxes	(8,254)	7,695	(20,113)	3,237
Income tax expense (benefit)	(1,149)	1,472	12,420	277

Net income (loss)	$(7,105)	$6,223	$(32,533)	$2,960

Per share data:
Net income (loss) per share:
Basic	$(0.22)	$0.20	$(1.04)	$0.10

Diluted	$(0.22)	$0.20	$(1.04)	$0.10

Weighted average shares used in computation of basic and diluted net income (loss) per share:
Basic	31,615	30,694	31,414	30,539

Diluted	31,615	31,508	31,414	31,078

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(32,533)	$2,960
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs	541	—
Loan fees recognized on extinguishment of debt	2,370	—
Depreciation and amortization	7,970	10,236
Impairment loss on equipment	146	—
Provision for bad debts	141	107
Inventory provision	1,030	1,910
Share-based compensation expense	4,695	5,035
Excess tax benefits from equity based compensation	(89)	(282)
Deferred income tax expense	11,579	(76)
Changes in assets and liabilities:
Accounts receivable	3,739	(8,654)
Inventories	7,961	(3,443)
Prepaid expenses and other assets	(284)	5,707
Accounts payable	10,569	20,757
Accrued expenses, income taxes, and other	(3,887)	(57)

Net cash provided by operating activities	13,948	34,200

Cash flows from investing activities:
Purchases of property and equipment	(5,585)	(4,226)
Purchases of intangible assets	(110)	(524)
Purchases of securities	(155,009)	(59,191)
Securities maturities/sales	164,187	55,718

Net cash provided (used) by investing activities	3,483	(8,223)

Cash flows from financing activities:
Proceeds from the issuance of short-term debt, net of issuance costs	27,415	—
Principal repayments of short-term debt	(30,000)	—
Principal payments under capital lease obligations	(105)	(178)
Proceeds from stock option exercises net of taxes paid on vested restricted stock units	580	1,799
Excess tax benefits from equity based compensation	89	282
Remittance from restricted funds	188,890	—
Deposit of restricted funds	(188,890)	—

Net cash (used in) provided by financing activities	(2,021)	1,903
Effect of exchange rates on cash and cash equivalents	682	283

Net increase in cash and cash equivalents	16,092	28,163
Cash and cash equivalents, beginning of period	100,025	77,733

Cash and cash equivalents, end of period	$116,117	$105,896

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$216	$10
Income taxes	$299	$294
Supplemental disclosures of non-cash financing activities:
Accrued debt issuance costs	$326	$—

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at September 30, 2010 and the results of the Company’s operations for the three and nine months ended September 30, 2010 and September 30, 2009 are unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The accounting policies used in preparing these consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K with the exception of the accounting policy concerning restricted cash, which has been updated as described below, and any accounting pronouncements adopted in 2010. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

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

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-16, “Fair Value Measurements and Disclosures”, guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. Except for the detailed disclosure in the Level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance became effective during the nine months ended September 30, 2010. We adopted the relevant provisions of this guidance effective January 1, 2010, which did not have a material impact on our financial statements.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition — Milestone Method”, which provides guidance on when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Under the milestone method of revenue recognition, a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved only if the milestone meets all criteria that are considered to be substantive. Accordingly, this ASU provides guidance on the definition of a milestone and determining whether a milestone is substantive. This accounting guidance is effective for interim and annual periods ending after June 15, 2010. We have adopted this guidance effective July 1, 2010, which did not have a material impact on our financial statements.

Restricted Cash

The Company classifies amounts as restricted cash when the funds are not available for the Company’s general use. In its determination as to whether amounts should be classified as restricted cash, the Company considers restrictions on the use of its funds resulting from any applicable legal or contractual arrangement.

Reclassifications

In the second quarter of 2010, the Company reclassified the deferred tax asset arising from its liability for uncertain tax positions against the balance of its liability for its unrecognized tax benefits. This reclassification was applied to the Company’s Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 and amounted to $6.0 million and $5.1 million, respectively. This reclassification did not impact our net loss or total stockholders’ equity.

Prior Period Adjustments

During the third quarter of 2010, we identified errors in our consolidated financial statements for the year ended December 31, 2009 and for the three months ended June 30, 2010. The errors were due to over accruals of our income tax expense of $502,000 and $777,000 for the year ended December 31, 2009 and the three months ended June 30, 2010, respectively. As a result, our other long-term liabilities were overstated by $502,000, $502,000 and $1.279 million for the year ended December 31, 2009, the three months ended March 31, 2010 and the six months ended June 30, 2010, respectively. The over-accruals for taxes were principally related to our liability for uncertain tax positions. Our over-accrual of the liability for uncertain tax positions as of December 31, 2009 had accumulated over a number of years. We have analyzed the potential impact of these two items and concluded that while the accumulation of these two errors was significant to the three months ended September 30, 2010, their correction would not be material to any individual periods, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). In accordance with the relevant guidance, management evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the cumulative error of $502,000 for the year ended December 31, 2009 would be immaterial to the expected full year results for 2010 and correcting the error would not have had a material impact on any individual prior period financial statements or affect the trend of financial results. Accordingly, we recorded a non-cash adjustment during the three months and nine months ended September 30, 2010 to reduce both the income tax expense and other long-term liabilities by $502,000. Conversely, we concluded that the error of $777,000 for the three months ended June 30, 2010, was materially significant to our financial results for the three months ended September 30, 2010. Accordingly, we recorded the adjustment in the nine months ended September 30, 2010 as a non-cash adjustment to reduce both the income tax expense and other long-term liabilities by $777,000. As provided by SAB 108, this portion of the error correction that impacts the results for the quarter ended June 30, 2010 will not require the previously filed quarterly report on Form 10-Q for the period ended June 30, 2010 to be amended and the correction is permitted to be made the next time we file our prior period financial statements. We plan to recast the results for the three months ended June 30, 2010 no later than the filing of our annual report on Form 10-K for the period ended the December 31, 2010.

2. Balance Sheet Details

Restricted Cash

During the second quarter of 2010, the Company classified $189 million as restricted cash on the Company’s Consolidated Balance Sheet. The restrictions on these funds were the result of the terms of the Company’s bridge loan entered into in connection with the Company’s unsuccessful bid to purchase certain assets of Cinterion Wireless Modules (“Cinterion”). On July 1, 2010, as a result of the full repayment of its bridge loan, all related restrictions on the Company’s cash balances were removed. As of September 30, 2010, none of the Company’s cash balances had any restrictions. For more information, see Note 4 to the Consolidated Financial Statements.

The Company did not have any restricted cash at December 31, 2009.

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

September 30, 2010	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Treasury and agency securities	1 or less	$23,254	$4	$(1)	$23,257
Muncipal bonds	1 or less	2,212	—	(3)	2,209
Certificates of deposit	1 or less	690	—	—	690
Corporate debentures / bonds	1 or less	5,151	—	(5)	5,146

Total short-term marketable securities		31,307	4	(9)	31,302

US Treasury and agency securities	1 to 2	10,450	9	(4)	10,455
Certificates of deposit	1 to 2	1,678	4	—	1,682
Corporate debentures / bonds	1 to 2	23,391	28	(2)	23,417

Total long-term marketable securities		35,519	41	(6)	35,554

		$66,826	$45	$(15)	$66,856

December 31, 2009	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debenture/bonds	1 or less	$8,371	$32	$—	$8,403
Certificates of deposit	1 or less	14,755	13	(8)	14,760
Government agency securities	1 or less	4,500	1	—	4,501

Total short-term marketable securities		27,626	46	(8)	27,664

Corporate debenture/bonds	1 to 2	9,045	30	(8)	9,067
Certificates of deposit	1 to 2	10,984	7	(23)	10,968
Government agency securities	1 to 2	28,340	19	(39)	28,320

Total long-term marketable securities		48,369	56	(70)	48,355

		$75,995	$102	$(78)	$76,019

As of September 30, 2010, net unrealized gains of $30,000 are included in accumulated other comprehensive income on the Company’s Consolidated Balance Sheet. The Company’s net unrealized gains are the result of market conditions affecting fixed-income securities.

As of September 30, 2010, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position for more than 12 months. Because the Company’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, the Company believes that the unrealized losses at September 30, 2010 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

Inventories

Inventories consist of the following (in thousands):

	September 30, 2010	December 31, 2009

Finished goods	$9,942	$24,845
Raw materials and components	6,040	128

	$15,982	$24,973

As of September 30, 2010, the Company’s raw material and component balance consisted primarily of certain production materials in transit to, or held on a consignment basis at, the Company’s contract manufacturers.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2010	December 31, 2009

Royalties	$3,927	$4,511
Payroll and related expenses	4,896	8,229
Product warranty	2,080	3,039
Market development fund and price protection	1,886	1,424
Deferred rent	432	416
Professional fees	2,035	1,407
Other	4,681	4,210

	$19,937	$23,236

The costs for market development funds are apportioned between a reduction in net revenues and sales and marketing expense in the Consolidated Statements of Operations. The following table summarizes costs incurred in conjunction with these advertising arrangements and their classification within the Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$343	$207	$3,332	$690
Sales and marketing	32	1,238	1,915	1,514

Totals	$375	$1,445	$5,247	$2,204

Accrued Product Warranty Obligations

Accrued product warranty obligations consist of the following (in thousands):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Warranty liability at beginning of period	$2,467	$3,039
Additions charged to operations	262	1,014
Deductions from liability	(649)	(1,973)

Warranty liability at end of period	$2,080	$2,080

The Company accrues warranty costs based on estimates of future warranty-related replacement, repairs or rework of products. The Company generally provides one to three years of coverage for products following the date of purchase and the Company accrues the estimated cost of warranty coverage as a component of cost of revenues in the Consolidated Statements of Operations at the time revenue is recognized. In estimating our future warranty obligations we consider various relevant factors, including the historical frequency and volume of claims, and the cost to replace, repair or rework products under warranty.

In the first quarter of 2010, the Company implemented an exchange program that provided the Company’s MiFi 2372 customers located in Canada with a new battery and redesigned battery door that is easier to open. During the first quarter of 2010, the Company accrued $450,000 for the estimated costs of this program. The $450,000 estimated cost of the exchange program was charged to cost of revenues in the Consolidated Statement of Operations and included as a component of accrued warranty on the Consolidated Balance Sheet. During the second and third quarters of 2010, the Company incurred approximately $269,000 in connection with logistical activities and material costs of the program. The Company expects to complete the exchange program by November 30, 2010.

The Company’s MiFi 2200, which is sold primarily in the United States and the Company’s MiFi 2352 sold outside Canada, were not impacted by the exchange program.

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

The Company’s cash equivalents consist of its investment in money market securities and municipal bonds. The Company values its investments in money market securities based on quoted market prices in active markets (Level 1 of the fair value hierarchy). The Company values its municipal bonds based on broker or dealer quotations (Level 2 of the fair value hierarchy).

The Company’s investment portfolio consists primarily of investment-grade corporate bonds, municipal bonds, time deposits and government and agency securities. These types of financial instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency (Level 2 of the fair value hierarchy). From time to time, the Company may utilize foreign exchange forward contracts. These contracts are valued using pricing models that take into account the currency rates as of the balance sheet date (Level 2 of the fair value hierarchy).

As of September 30, 2010, the Company did not have any financial instruments without observable market values that would require a high level of judgment to determine fair value (Level 3 of the fair value hierarchy).

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of September 30, 2010 (in thousands):

Description	September 30, 2010	Level 1	Level 2
Assets:
Cash equivalents
Money market funds	$103,553	$103,553	$—
Municipal bonds	3,000	—	3,000

Total cash equivalents	106,553	103,553	3,000

Short-term marketable securities:
US Treasury and agency securities	23,257	—	23,257
Municipal bonds	2,209	—	2,209
Certificates of deposit	690	—	690
Corporate debentures / bonds	5,146	—	5,146

Total short-term marketable securities	31,302	—	31,302

Long-term marketable securities:
US Treasury and agency securities	10,455	—	10,455
Certificates of deposit	1,682	—	1,682
Corporate debentures / bonds	23,417	—	23,417

Total long-term marketable securities	35,554	—	35,554

Total financial assets	$173,409	$103,553	$69,856

Liabilities:
Foreign exchange forward contracts	$468	$—	$468

There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2010. All of our long-term marketable securities had maturities of between one and two years in duration at September 30, 2010.

The Company utilizes foreign exchange forward contracts to hedge the Company’s Euro-denominated cash and accounts receivable balances. As of September 30, 2010, the total amount of outstanding foreign exchange forward contracts amounted to €5.5 million ($7.5 million using the exchange rate of $1.36 / €1.00 as of September 30, 2010). For the period ended September 30, 2010 and December 31, 2009, the Company recorded an unrealized gain of $468,000 and $30,000, respectively, on its outstanding foreign exchange forward contracts.

During the three and nine months ended September 30, 2010, the Company recorded foreign currency losses on its Euro-denominated foreign exchange forward contracts of approximately $857,000 and $498,000, respectively. During the same periods in 2009, the Company recorded losses on its foreign exchange forward contracts of approximately $470,000 and approximately $558,000 respectively.

During the three and nine months ended September 30, 2010, the Company recorded gains on foreign currency denominated transactions of approximately $1.2 million and $3.3 million, respectively. The gains during the nine months ended September 30, 2010 primarily relate to a $2.9 million foreign currency gain realized on the liquidation of the Company’s cash holdings in Euros at the conclusion of the insolvency proceeding for the sale of Cinterion (See Note 4). During the same periods in 2009, the Company recorded gains on its foreign currency denominated transactions of approximately $69,000 and losses of approximately $249,000, respectively.

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

4. Merger and Acquisition Activities

In June 2010, the Company submitted a bid to purchase certain assets of Cinterion, a company in the cellular machine-to-machine communications industry, in connection with an insolvency proceeding. The Company was not the successful bidder at the conclusion of the process on June 28, 2010.

In connection with the bid, the Company borrowed $30 million under a bridge loan facility in June 2010. This amount, net of $2.2 million in direct lender fees, was recorded as a short-term liability on the Company’s Consolidated Balance Sheet. Pursuant to authoritative accounting guidance, lender fees are recorded as a discount to amounts outstanding under the facility and amortized over the term of the facility which was scheduled to mature on September 8, 2010. The Company incurred $660,000 in professional fees attributable to the bridge facility, which were capitalized and recorded in prepaid and other assets in the Consolidated Balance Sheet to be amortized over the term of the facility. During the quarter ended June 30, 2010, the Company also recognized $687,000 in interest expense related to this facility, which primarily consisted of amortization of lender and professional fees.

In July 2010, the Company subsequently repaid the entire outstanding loan amount. As a result, the Company recognized $2.4 million of unamortized debt issuance costs related to the bridge loan facility in other income (expense), net, in the Consolidated Statement of Operations during the three months ended September 30, 2010.

In accordance with bidding procedures, in June 2010 the Company deposited into escrow an amount in Euros equal to its bid price using cash and cash equivalents, proceeds from the sale of marketable securities and borrowings under the $30 million bridge loan facility. During the same period, the Company engaged in hedging transactions to address foreign currency risk at a cost of $1.2 million, which amount was recorded in other income (expense), net, in the Consolidated Statement of Operations during the second quarter of 2010.

During the second quarter ended June 30, 2010, the Company recorded a foreign currency gain of $2.9 million, which was recorded in other income (expense), net, in the Consolidated Statement of Operations in connection with the conversion of its Euro-denominated escrow funds into U.S. dollars following completion of the auction.

In connection with its bid, the Company estimated during the second quarter of 2010, that it incurred $2.0 million in legal, advisory and professional fees unrelated to the bridge loan facility, which were recorded as accrued expenses on the Consolidated Balance Sheet and classified as general and administrative expenses in the Consolidated Statement of Operations. During the third quarter of 2010, the Company reduced its estimate of professional fees by approximately $700,000 based upon information we received during the third quarter of 2010 that indicated the reduction to the original estimated liability was appropriate.

5. Share-Based Compensation

The Company included the following amounts for share-based compensation awards in the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$156	$179	$473	$581
Research and development	545	661	1,687	1,976
Sales and marketing	266	281	838	853
General and administrative	585	605	1,697	1,625

Totals	$1,552	$1,726	$4,695	$5,035

6. Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless data modem technology industry and all sales of the Company’s products and services are made in this segment. Management makes decisions about allocating resources based on this one reportable segment.

The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe and Asia (in thousands):

	September 30, 2010	December 31, 2009
United States	$249,598	$271,941
Canada	3,902	4,436
Europe	275	967
Asia	650	50

	$254,425	$277,394

The following table details the concentration of the Company’s net revenues by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
North America	96.0%	93.8%	94.5%	92.6%
Europe / Middle East / Africa	4.0	5.4	5.1	7.1
Asia / Australia	—	0.8	0.4	0.3

	100.0%	100.0%	100.0%	100.0%

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues are derived from a small number of customers. For the three months ended September 30, 2010, sales to our two largest customers accounted for 59% and 13% of net revenues. In the same period in 2009, sales to our three largest customers accounted for 43%, 15% and 13% of net revenues. For the nine months ended September 30, 2010, sales to our two largest customers accounted for 59% and 13% of net revenues, respectively. In the same period in 2009, sales to our three largest customers accounted for 32%, 28% and 11% of net revenues.

No other individual customer accounted for more than ten percent of total net revenues in the three and nine months ended September 30, 2010 and 2009.

7. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting of stock options and restricted stock units (“RSUs”) and employee stock purchase plan (“ESPP”) withholdings using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.

For the three and nine months ended September 30, 2010, basic and diluted weighted average common shares outstanding were 31,615,287 and 31,414,482, respectively. During these same periods, weighted-average options, RSUs and unissued ESPP shares to acquire a total of 4,554,343 and 4,445,049 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

For the three and nine months ended September 30, 2009, diluted weighted average common shares outstanding were 31,507,948 and 31,078,409, respectively. During these same periods, weighted-average options, RSUs and unissued ESPP shares to acquire in the aggregate a total of 3,019,620 and 3,784,725 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

8. Commitments and Contingencies

Losses on Firm Purchase Commitments

In the quarter ended June 30, 2009, a customer cancelled several purchase orders. As a result, the Company recorded $2.1 million in cancellation costs, consisting of cancellation fees and the cost of components that the Company was obligated to purchase from its contract manufacturer and recognized that amount in cost of revenues in the three months ended June 30, 2009. During the three months ended September 30, 2009, the cancellation liability was reduced to $1.6 million through negotiations with the customer. In the fourth quarter of 2009, the customer agreed to purchase from the Company approximately $969,000 in non-cancellable components related to this matter. The Company collected this balance in full during the first quarter of 2010.

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

On September 15, 2008 and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al. , Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). In May 2010, the district court re-captioned the case In re Novatel Wireless Securities Litigation. The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In May 2010, the court entered an order granting the plaintiffs’ motion for class certification and the defendants filed a petition for permission to appeal that order to the U.S. Court of Appeals for the Ninth Circuit. On August 26, 2010, the Ninth Circuit denied defendants’ petition for permission to appeal the district court’s order granting class certification. Discovery in this case is ongoing. The Company intends to defend this litigation vigorously. Due to the preliminary nature of this litigation, the Company is unable to estimate a range of exposure associated with this litigation.

On October 8, 2008, a purported shareholder, Jerry Rosenbaum, filed a derivative action in the Superior Court for the State of California, County of San Diego, against the Company, as nominal defendant and certain of our current and former officers and directors, as defendants. Two other purported shareholders, Mark Campos and Chris Arnsdorf, separately filed substantially similar lawsuits in the same court on October 20, 2008 and November 5, 2008, respectively. On October 16, 2009, the plaintiffs filed a consolidated complaint. The consolidated complaint, Case No. 37-2008-00093576-CU-NP-CTL, alleges claims for breaches of fiduciary duties, violations of certain provisions of the California Corporations Code, unjust enrichment and gross mismanagement. In February 2010, the court granted the defendants’ motion to stay the action pending the resolution of the federal securities class action described above. In July 2010, the parties executed a memorandum of understanding setting forth the terms to be included in a contemplated settlement. Any settlement would be subject to court approval. The memorandum of understanding does not contemplate any restitution from the defendants; however it is anticipated the plaintiffs will seek to recover attorney fees. The Company expects the costs of any such attorney fees will be covered by the Company’s insurance policies. The parties are currently engaged in confirmatory discovery related to the contemplated settlement.

On July 6, 2009, SPH America, LLC filed suit in the United States District Court for the Eastern District of Virginia against the Company and numerous other defendants alleging generally that the defendants’ sale of identified wireless products infringes various U.S. patents to which plaintiff purportedly has exclusive licensing rights. On September 9, 2009 SPH filed an amended complaint adding Fujitsu America, Inc., Fujitsu Ltd. and Futurewei Technologies, Inc. as defendants. On September 10, 2009 defendants filed a motion to transfer the lawsuit to the U.S. District Court for the Southern District of California. On October 9, 2009, the court granted defendants’ motion to transfer the lawsuit to the U.S. District Court for the Southern District of California. Due to the preliminary nature of this action, the Company is unable to estimate a range of exposure associated with this litigation.

On July 7, 2009, WIAV Networks, LLC filed suit in the United States District Court for the Eastern District of Texas against the Company and numerous other defendants alleging generally that the defendants’ sale of identified wireless products infringes various U.S. patents which plaintiff purportedly owns. On October 1, 2010, the Company was dismissed as a defendant in the WIAV lawsuit.

On July 27, 2010, The PACid Group, LLC filed suit in the United States District Court for the Eastern District of Texas against the Company and numerous other defendants alleging generally that the defendants’ sale of identified wireless products infringes U.S. Patent No. 5,963,646 which plaintiff purportedly owns. Due to the preliminary nature of this matter, the Company is unable to estimate the range of exposure associated with this matter.

Indemnification

In the normal course of business, the Company periodically enters into agreements that require the Company to indemnify and defend its customers for, among other things, claims alleging that the Company’s products infringe third-party patents or other intellectual property rights. The Company’s maximum exposure under these indemnification provisions cannot be estimated, including with respect to the following ongoing matters as of the date of this report on Form 10-Q.

On January 16, 2009, Datascape, Inc. filed suit in the United States District Court for the Northern District of Georgia. The complaint alleges generally that the defendants’ sale of identified wireless products infringes various U.S. patents which plaintiff purportedly owns.

On June 18, 2009, MSTG, Inc. filed suit in the United States District Court for the Northern District of Illinois against several wireless operators and wireless device providers. The complaint alleges generally that the defendants’ sale of identified wireless products infringes various U.S. patents which plaintiff purportedly owns. In April 2010, the customer notified the Company that it had determined that the Company does not have indemnification and defense obligations in this matter. On June 25, 2010, MSTG asserted in its final infringement contentions that certain of the Company’s wireless modem cards (the “Accused Products”) infringe the asserted patents. The Company has agreed to defend its Accused Products in the MSTG lawsuit.

On July 8, 2009, Celltrace, LLC filed suit in the United States District Court for the Eastern District of Texas against several wireless operators. The complaint alleges generally that the defendants’ sale of identified wireless products infringes various U.S. patents which the plaintiff allegedly owns.

On August 31, 2010, Americans for Fair Patent Use, LLC (“AFPU”) filed suit in the United States District Court for the Eastern District of Texas against several wireless operators and wireless device providers. The complaint alleges generally that defendants’ sale of identified wireless products improperly contain identified patent number markings with respect to patents that themselves had expired at the time of product sale. On October 26, 2010, the court set a hearing on November 23, 2010 for AFPU’s motion for preliminary injunction and defendants’ motion to dismiss.

On August 4, 2010, EON Corp. IP Holdings, LLC filed suit in the United States District Court for the Eastern District of Texas against several wireless operators and re-sellers. The Complaint alleges generally that the defendants’ sale of identified wireless products infringes U.S. Patent No. 5,592,491 which plaintiff purportedly owns.

9. Comprehensive Income (loss)

Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(7,105)	$6,223	$(32,533)	$2,960
Unrealized gain on cash equivalents and marketable securities, net of tax	30	4	15	19

Comprehensive income (loss)	$(7,075)	$6,227	$(32,518)	$2,979

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

The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (1) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards.

After a review of the four sources of taxable income described above and after considering the possibility of being in a three year cumulative loss position at the end of 2010, the Company recognized an increase in the valuation allowance related to its U.S.-based deferred tax amounts, with a corresponding charge to income tax expense, of $15.5 million during the quarter ended June 30, 2010. Included in these financial statements for the nine months ended September 30, 2010, is a correction of $777,000 to reduce the second quarter charge to $14.8 million as discussed in Note 1 to these financial statements under the caption “Prior Period Adjustments”.

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment at June 30, 2010 was the possibility that the Company may be in a three-year historical cumulative loss position as of the end of the fourth quarter of 2010, as the comparatively highly profitable quarters in fiscal 2007 are removed from the rolling three-year calculation. This fact, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After the $14.8 million increase in the valuation allowance as of June 30, 2010, and the reclassification of the deferred tax asset arising from its liability for unrecognized tax benefits described in Note 1 under the caption “Reclassification”, the Company’s valuation allowance at September 30, 2010 was $18.7 million on gross deferred tax assets of $21.8 million. The net unreserved portion of the Company’s remaining deferred tax assets at September 30, 2010 primarily related to research and development tax credits associated with the Company’s Canadian subsidiary.

For the three months ended September 30, 2010, the Company recorded an income tax benefit, including discrete items, of $1.1 million. Included in the discrete items was a correction of an over accrual in our liability for uncertain tax positions of $502,000 as of December 31, 2009 that had accumulated over a number of years. For the nine months ended September 30, 2010, the Company recorded income tax expense, including discrete items, of $12.4 million. In addition to the correction of the over-accrual of our liability for uncertain tax positions as of December 31, 2009, discrete tax adjustments through September 30, 2010 include a $14.8 million increase in our valuation allowance against deferred tax assets recorded during the three months ended June 30, 2010. The tax provision differs from the amount that would be computed at the U.S statutory rate due to the discrete adjustments discussed above. In addition, for the nine months ended September 30, 2010, the Company recorded a $2.5 million tax benefit related to the carryback of our estimated 2010 net operating loss.

In January 2007, the Company adopted the authoritative accounting guidance regarding accounting for uncertainty in income taxes. Under this authoritative accounting guidance, the Company’s net liability for unrecognized tax benefits, as of September 30, 2010 was $12.1 million.

At September 30, 2010, the Company had recorded $2.0 million of accrued interest expense related to uncertain tax positions on its Consolidated Balance Sheet. For the three and nine months ended September 30, 2010, the Company recognized $234,000 and $630,000, respectively, of interest expense related to uncertain tax positions in the Consolidated Statements of Operations.

The Company and its subsidiaries file U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The California Franchise Tax Board is currently conducting an examination of the Company’s California income tax returns for 2006 and 2007. The Company is also subject to various income federal tax examinations for the 1996 through 2009 calendar years due to the availability of net operating loss carryforwards. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.

In the third quarter of 2011, the Company may release $11.2 million of its liability for unrecognized tax benefits due to the expiration of the statute of limitations applicable to the 2007 taxable year.

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

Background

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of current products principally includes third generation, or 3G, intelligent mobile hotspots, communications and applications software, USB modems and ExpressCard modems. Through the integration of our hardware and software, our products are designed to operate on a majority of the world’s wireless networks and provide mobile subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks.

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

We have agreements with LG Innotek , Inventec Appliances Corporation, or IAC, and Foxconn International Holdings, or Foxconn, for the outsourced manufacturing of our products. Under our manufacturing agreements, these contract manufacturers provide us with services including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery. In addition, we have an agreement with Mobiltron for certain distribution, fulfillment and repair services related to our business in Europe, the Middle East and Africa, or EMEA.

Factors Which May Influence Future Results of Operations

We have entered into and expect to continue to enter into new customer contracts for the development and supply of our products. This may place significant demands on our resources.

As a result of weak economic conditions globally, we have experienced lower demand for our products relative to the prior year period ended September 30, 2009, which has adversely impacted our results of operations. While general economic conditions have shown some recent improvement, market competition remains intense. As a result of this competitive pressure, demand for our products may continue to fluctuate unexpectedly, which could materially adversely affect our results of operations and financial condition.

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

We anticipate introducing additional products during the next twelve months, including 3G and 4G products. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Dell, QUALCOMM, Sprint PCS, Verizon Wireless, Telefonica, Virgin Mobile, Vodafone, Bell, Rogers and major software vendors. Through these strategic relationships, we have been able to enhance our market penetration activities by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

As a result of the extremely competitive market for wireless devices, we have experienced significant downward pressure on the average selling price of our products. This pressure has the potential to materially adversely affect our results of operations and financial condition in future periods and we cannot predict the magnitude or timing of future reductions in the average selling price of our products.

Cost of Revenues. We currently outsource our manufacturing operations to LG Innotek, IAC and Foxconn. In addition, we currently outsource certain distribution, fulfillment and repair services related to our business in EMEA to Mobiltron. All costs associated with these manufacturers and Mobiltron are included in our cost of revenues. Cost of revenues also includes warranty costs, amortization of intangible licenses, royalties, operations group expenses, costs associated with the Company’s cancellation of purchase orders, costs related to outside services and costs related to inventory adjustments, including write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.

As a result of the general improvement in market conditions in 2010, we anticipate that increases in consumer demand for wireless products, coupled with the competitive pressure in the marketplace, may result in a tight market for certain inventory components. Any resource constraints could materially adversely affect our results of operations and financial condition in future periods.

Operating Costs and Expenses. Many of our products target wireless operators and other customers in North America, Europe and Asia. We will likely develop new products to serve these markets, resulting in increased research and development expenses associated with such new product development. We have in the past incurred, and expect in future periods to continue to incur, these expenses prior to recognizing net revenues from sales of these products.

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

Merger & Acquisition Activities

In June 2010, the Company submitted a bid to purchase certain assets of Cinterion, a company in the cellular machine-to-machine communications industry, in connection with an insolvency proceeding. The Company was not the successful bidder. In connection with the bid, the Company borrowed $30 million under a bridge loan facility in June 2010 and subsequently repaid all of outstanding loan amount in July 2010. Our participation in this bidding process resulted in the following significant impacts to our results of operations during the three and nine months ended September 30, 2010:

•

During the three months and nine months ended September 30, 2010, we recognized $2.4 million and $3.1 million, respectively of interest and debt issuance costs related to the issuance of the short-term debt facility in June 2010 and its subsequent repayment in July 2010. The costs were recorded in the interest (expense) income, net.

•

During the quarter ended June 30, 2010 we recorded a foreign exchange gain of $2.9 million in connection with the conversion of our Euro-denominated escrow funds into U.S. dollars following completion of the auction. This foreign exchange gain was offset by $1.2 million paid for put options to hedge our Euro exposure during the bidding process. The realized foreign exchange gain and the cost of the put options were recorded in other income (expense), net, during the quarter ended June 30, 2010.

•

In connection with our bid, we estimated costs of $2.0 million in legal, advisory and professional fees unrelated to the bridge loan facility, which were recorded as general and administrative expenses during the second quarter of 2010. During the third quarter of 2010, we reduced our estimate of professional fees by approximately $700,000 based upon information we received during the third quarter of 2010 that indicated the reduction to the original estimated liability was appropriate.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net revenues. Net revenues for the three months ended September 30, 2010 were $75.6 million, a decrease of $18.7 million or 20% compared to the same period in 2009. The decline in net revenues in the three months ended September 30, 2010 was primarily driven by a decline in sales in our EV-DO products during the third quarter of 2010. The significant decrease in net revenues was primarily driven by the erosion of our average selling price due to the maturity of certain products sold and increased competitive pressures from similar wireless device manufacturers. In addition, net revenues were negatively affected by an overall decline in demand for our embedded modules due to the presence of competing products available to OEMs in the market. EV-DO products as a percentage of net revenues were 86% in the three months ended September 30, 2010 as compared to 88% for the same period in 2009. Net revenues from EV-DO product driven technology, which is primarily sold in the North American market, amounted to $65.0 million, a decrease of $18.5 million or 22%, compared to the same period in 2009.

Net revenues from sales of HSPA product driven technology amounted to $10.2 million during the three months ended September 30, 2010, a slight increase of $155,000 or 2% compared to the same period in 2009. This increase resulted primarily from an increase in sales for our MiFi products, partially offset by decline in embedded module sales due to the presence of competing products available to OEMs. HSPA products represented 14% of net revenues in the three months ended September 30, 2010 as compared to 11% for the same period in 2009. We believe the European market, a significant target market for our HSPA products, remains, and is expected to remain, intensely competitive for the foreseeable future.

Cost of revenues. Cost of revenues for the three months ended September 30, 2010 was $62.4 million, or 83% of net revenues, as compared to $64.5 million, or 68% of net revenues, for the same period in 2009. The primary drivers of the increase in cost of revenues as a percentage of net revenues compared to 2009 was a decline in average selling prices that exceeded the rate of decrease in per unit product costs and an unfavorable sales mix that included products with lower gross margins. Cost of revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the three months ended September 30, 2010 was $13.2 million, or 17% of net revenues, compared to $29.8 million, or 32% of net revenues, for the same period in 2009. The decrease was primarily attributable to the changes in net revenues and cost of revenues discussed above. We expect that our gross profit percentage will continue to fluctuate from quarter to quarter depending on product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the three months ended September 30, 2010 were $11.6 million, or 15% of net revenues, compared to $11.7 million, or 12% of net revenues, for the same period in 2009. Although research and development expenses as a percentage of revenue increased, expenses for the third quarter remained relatively flat compared to the same period in 2009. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to our core business strategy. As such, we expect to make further investments in research and development to remain competitive.

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

Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2010 were $4.2 million, or 6% of net revenues, compared to $5.5 million, or 6% of net revenues, for the same period in 2009. The quarter over quarter decline in sales and marketing expense was primarily related to a reduction in the level of activity related to the MiFi product launch in early 2009.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2010 were $3.8 million, or 5% of net revenues, compared to $5.4 million, or 6% of net revenues, for the same period in 2009. The quarter over quarter decrease in general and administrative expenses during the quarter ended September 30, 2010 is primarily related to the decrease in legal and other professional fees as compared to the same period in 2009, including a reduction of $700,000 in estimated professional fees associated with our participation in the Cinterion bidding process.

While we are closely monitoring and undertaking to control general and administrative costs, we expect that these costs will be negatively impacted in future periods by legal fees incurred by the Company to indemnify and or defend against outstanding or newly asserted legal claims, and qualifying costs incurred in the Company’s merger and acquisition activities.

Interest expense, net. Interest expense, net, for the three months ended September 30, 2010 was $2.3 million as compared to net interest income of $271,000 for the same period in 2009. Our net interest expense during the three months ended September 30, 2010 is primarily related to the recognition of $2.4 million in debt issuance costs due to the repayment and extinguishment of debt on our bridge loan facility during the third quarter of 2010.

Other income, net. Other income, net, for the three months ended September 30, 2010 was $420,000 as compared to $174,000 for the same period in 2009. The overall increase in other income and expense is attributable to the strengthening of the Euro during the three months ended September 30, 2009 and the resulting impact on our Euro-denominated receivables and cash balances, partially offset by losses on our Euro-denominated foreign exchange forward contracts.

Income tax expense. Income tax benefit, including discrete items, for the three months ended September 30, 2010 was $1.1 million, or 13.9% of our loss before taxes, as compared to an income tax expense of $1.5 million, or 19.1% of income before taxes, for the same period in 2009. The effective income tax benefit rate in 2010 is lower than the US statutory tax rate as the tax benefit of our 2010 domestic operating loss is limited to the taxes that could be recovered via carryback of the loss to prior years. Included in our tax benefit for the three months ended September 30, 2010 is a $502,000 tax benefit from the correction of an over-accrual of our liability for uncertain tax positions as December 2009. This correction and additional items impacting the effective tax rate are discussed in Note 10 to the Consolidated Financial Statements.

Net income (loss). For the three months ended September 30, 2010, we reported a net loss of $7.1 million, as compared to a net income of $6.2 million for the same period in 2009. As discussed above, our results were negatively impacted by decreases in net revenues and gross profit.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net revenues. Net revenues for the nine months ended September 30, 2010 were $219.7 million, a decrease of $29.1 million or 12% compared to the same period in 2009. The decline in net revenues in the nine months ended September 30, 2010 was primarily driven by decline in sales in our EV-DO and HSPA products. The decrease in EV-DO net revenues resulted primarily from a decline in embedded module sales due to the presence of competing products available to OEMs and the lack of significant sales to content delivery device customers in the nine months ended September 30, 2010. This decline was offset by increases in sales of our MiFi and Ovation products, although the average selling price per unit for these products declined for the nine months ended September 30, 2010 as compared to the same period in 2009 due to the maturity of certain products sold and due to increased competition from similar wireless devices. EV-DO products are primarily sold in the North American market and represented 89% of net revenues in the nine months ended September 30, 2010 compared to 90% in the same period in 2009. Net revenues from EV-DO product driven technology amounted to $195.2 million in the nine months ended September 30, 2010, a decrease of $26.2 million or 12%, compared to the same period in 2009.

Net revenues from sales of HSPA product driven technology amounted to $23.0 million during the nine months ended September 30, 2010, a decrease of $2.9 million or 11% compared to the same period in 2009. This decrease resulted primarily from a decline in embedded modules, and Ovation product sales due to the presence of competing products available to OEMs, and wireless carriers primarily located in the European market. HSPA product revenues remained relatively flat as a percentage of net revenues representing 10% of net revenues in the nine months ended September 30, 2010 and in the same period in 2009. We believe the European market remains, and is expected to remain, intensely competitive for the foreseeable future.

Cost of revenues. Cost of revenues for the nine months ended September 30, 2010 was $175.1 million, or 80% of net revenues, as compared to $184.4 million, or 74% of net revenues, for the same period in 2009. The primary driver of the increase in cost of revenues as a percentage of net revenues compared to 2009 was a decline in average selling prices that exceeded the rate of decrease in per unit product costs and an unfavorable sales mix that included products with lower gross margins. Cost of revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the nine months ended September 30, 2010 was $44.6 million, or 20% of net revenues, compared to $64.4 million, or 26% of net revenues, for the same period in 2009. The decrease was primarily attributable to the changes in net revenues and cost of revenues discussed above. We expect that our gross profit percentage will continue to fluctuate from quarter to quarter depending on product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2010 were $34.1 million, or 16% of net revenues, compared to $33.4 million, or 13% of net revenues, for the same period in 2009. Although research and development expenses as a percentage of revenue increased, expenses for the nine months ended September 30, 2010 remained relatively flat compared to the same period in 2009. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the our core business strategy. As such, we expect to make further investments in research and development to remain competitive.

In addition, research and development expenses as a percentage of net revenues are expected to fluctuate in future quarters depending on the amount of net revenues recognized and potential variation in the costs associated with the development of the Company’s products, including the number and complexity of the products under development and the progress of the development activities with respect to those products. However, we expect to maintain or increase our investment in research and development to continue to provide innovative products and services.

Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2010 were $15.3 million, or 7% of net revenues, compared to approximately $14.8 million, or 6% of net revenues, for the same period in 2009. The increase was due primarily to an increase in expenses related to cooperative marketing and advertising to support marketing efforts for our MiFi product during the first quarter of 2010.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2010 were $14.3 million, or 7% of net revenues, compared to $14.2 million, or 5% of net revenues, for the same period in 2009. Although general and administrative expenses as a percentage of revenue increased, expenses for the nine months ended September 30, 2010 remained relatively flat compared to the same period in 2009.

While we are closely monitoring and undertaking to control general and administrative costs, we expect these costs to be negatively impacted in future periods by legal fees incurred by the Company to indemnify and or defend against outstanding or newly asserted claims and any qualifying costs incurred in the Company’s merger and acquisition activities

Interest income (expense), net. Interest income (expense), net, for the nine months ended September 30, 2010 was $2.7 million of net expense as compared to net interest income of $1.1 million for the same period in 2009. Our net interest expense during the nine months ended September 30, 2010 is primarily related to interest charges, the amortization of debt issuance costs and the recognition of the unamortized debt issuance costs in connection with our repayment and termination of the bridge loan facility during the third quarter of 2010. In addition, the Company’s interest income declined as a result of the liquidation of our investment holdings to facilitate our bid during the bidding process for Cinterion in the second quarter of 2010 and the overall decline in average yields experienced during the nine months ended September 30, 2010.

Other income, net. Other income, net, for the nine months ended September 30, 2010 was $1.7 million as compared to $171,000 for the same period in 2009. The increase in other income, net, during the nine months ended September 30, 2010 was primarily driven by a $2.9 million foreign exchange gain realized upon conversion of the Euro-denominated bid funds into U.S. dollars in July 2010 at the conclusion of the bidding process for Cinterion. This gain was offset by $1.2 million in premiums paid for protective put options we utilized to hedge our Euro exposure during the bidding process for Cinterion in the second quarter of 2010. These puts expired unexercised on June 25, 2010.

Income tax expense. Income tax expense, including discrete items, for the nine months ended September 30, 2010 was $12.4 million, or 62% of our loss before taxes, as compared to an income tax expense of $277,000, or 8.6% of income before taxes, for the same period in 2009. The effective tax rate in 2010 is higher than the US statutory tax rate primarily as a result of a $14.8 million valuation allowance recorded on our U.S.-based deferred tax assets in the second quarter of 2010. This valuation allowance and additional items impacting the effective tax rate are discussed above and in Note 10 to the Consolidated Financial Statements.

Net income (loss). For the nine months ended September 30, 2010, we reported a net loss of $32.5 million, as compared to a net income of $3.0 million for the same period in 2009. As discussed above, net loss was negatively impacted by decreases in net revenues and gross profit, increases in operating expenses, and changes in our valuation allowance for deferred tax assets.

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

During June 2010, we borrowed $27.8 million ($30.0 million net of $2.2 million in directly attributable lender costs) under a short-term bridge loan facility, which we entered into in conjunction with the Cinterion bidding process discussed above. The Company classified $189 million in funds as restricted cash on the Company’s Consolidated Balance Sheets during the second quarter of 2010 in connection with the bridge loan facility. On July 1, 2010, we repaid and terminated the bridge loan facility, and all restrictions on the funds designated as restricted cash were removed.

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

Other Liquidity Needs

The Company expects to incur professional fees and expenses to indemnify and or defend the outstanding litigation filed against the Company or related to its products. The Company may also continue to incur qualifying costs in its mergers and acquisition activities. These costs cannot be estimated at this time.

During the next twelve months we plan to incur $10 million to $13 million for the acquisition of property and equipment and additional licenses.

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities (in thousands):

	September 30, 2010	December 31, 2009	Increase / (Decrease)

	(unaudited)
Working capital(1)	$142,552	$149,468	$(6,916)

Cash and cash equivalents (2)	$116,117	$100,025	$16,092
Short-term marketable securities (2)	31,302	27,664	3,638
Long-term marketable securities	35,554	48,355	(12,801)

Total cash and cash equivalents and marketable securities	$182,973	$176,044	$6,929

(1)	Working capital is defined as the excess of current assets over current liabilities.
(2)	Included in working capital.

As of September 30, 2010, our working capital decreased $6.9 million from December 31, 2009. This decrease is primarily due to the increase in accrued liabilities and the reduction in our short term deferred tax assets which resulted from the increase in our valuation allowance for deferred taxes, offset by a shifting of approximately $12.8 million in long-term marketable securities into cash and short-term marketable securities.

As of September 30, 2010, our cash and cash equivalents increased $16.1 million from December 31, 2009. This increase is primarily due to cash generated from our operating activities and the shifting of the Company’s investments into cash equivalent securities.

As of September 30, 2010, our marketable securities decreased an aggregate of $9.2 million due primarily to the movement of the Company’s investments into cash equivalent securities during the nine months ended September 30, 2010.

Historical Cash Flows

The following table summarizes our consolidated statements of cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$13,948	$34,200
Net cash provided by (used in) investing activities	3,483	(8,223)
Net cash (used in) provided by financing activities	(2,021)	1,903
Effect of exchange rates on cash and cash equivalents	682	283

Net increase in cash and cash equivalents	16,092	28,163
Cash and cash equivalents, beginning of period	100,025	77,733

Cash and cash equivalents, end of period	$116,117	$105,896

Operating Activities. Net cash provided by operating activities decreased by $20.3 million to $13.9 million for the nine months ended September 30, 2010, compared to $34.2 million for the same period in 2009. The $20.3 million decrease was primarily attributable to decreased sales of our products and reduced margins. The difference between our net loss of $32.5 million for the nine months ended September 30, 2010 and our net cash provided by operating activities of $13.9 million is primarily due to the cash provided by working capital changes and non-cash charges, including changes in our valuation allowance for deferred tax assets, depreciation, amortization and share-based compensation. During the same period in 2009, the difference between our net income of $3.0 million and our net cash provided by operating activities of $34.2 million was primarily due to working capital changes, and the favorable impact of non-cash charges, including depreciation and amortization, and share-based compensation.

Investing activities. Net cash provided by investing activities for the nine months ended September 30, 2010 was $3.5 million, compared to net cash used of $8.2 million during the same period in 2009. Net cash provided by investing activities in the nine months ended September 30, 2010 was primarily related to the sale of our investment portfolio in conjunction with our participation in the Cinterion bidding process. Net cash used in investing activities in the nine months ended September 30, 2009 was primarily related to purchases of securities and property and equipment, offset by sales of investment securities.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2010 was $2.0 million, compared to $1.9 million provided by financing activities during the same period in 2009. Net cash used in financing activities in the nine months ended September 30, 2010 was primarily due to the $30.0 million principal repayment of the short-term bridge loan facility on July 1, 2010, offset by the $27.8 million in net proceeds from the same debt facility. Net cash provided by financing activities during the nine months ended September 30, 2009 was primarily related to proceeds from stock option exercises and stock purchases through our employee stock purchase plan.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, royalty costs, provision for warranty costs, income taxes, foreign exchange forward contracts, and share-based compensation expense. The significant accounting policies used in preparation of these consolidated financial statements for the three and nine months ended September 30, 2010 are consistent with those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 in all material respects and in Note 1 to the consolidated financial statements included in this report. The critical accounting policies and the significant judgments and estimates used in the preparation of our Consolidated Financial Statements for the three and nine months ended September 30, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

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

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On September 15, 2008, and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al. , Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). In May 2010, the district court re-captioned the case In re Novatel Wireless Securities Litigation. The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In May 2010, the court entered an order granting the plaintiffs’ motion for class certification, and the defendants filed a petition for permission to appeal that order to the U.S. Court of Appeals for the Ninth Circuit. On August 26, 2010, the Ninth Circuit denied defendants’ petition for permission to appeal the district court’s order granting class certification. The parties are currently engaged in discovery and the Company intends to defend this litigation vigorously.

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

On September 24, 2010, NovAtel, Inc., a Canadian company (“NovAtel Canada”) filed a trademark infringement lawsuit entitled NovAtel, Inc. v. Novatel Wireless Technologies, Ltd., et al., Action No. 1001-14265 in the Court of Queens Bench of Alberta Canada, Judicial District of Calgary. The Statement of Claim alleges that Novatel Wireless Technologies, Ltd., Novatel Wireless Solutions, Inc. and Novatel Wireless, Inc. (collectively, the “Company”) are infringing NovAtel Canada’s purported rights in the “Novatel” trademark in breach of a settlement agreement between NovAtel Canada and the Company. NovAtel Canada requests a preliminary injunction. The Company intends to defend this litigation vigorously.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description	Page Number
10.1	Form of Severance Agreement between Novatel Wireless, Inc. and each of Kenneth G. Leddon and Robert M. Hadley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 3, 2010).

10.2	Novatel Wireless, Inc. Senior Management Incentive Plan for fiscal year 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 13, 2010).

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	27

31.2	Certification of our Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	28

32.1	Certification of our Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novatel Wireless, Inc.

November 5, 2010	/s/ PETER LEPARULO
Date	Peter Leparulo
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 5, 2010	/s/ KENNETH LEDDON
Date	Kenneth Leddon
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)