Form 10-K
period 2010-12-31
NOVATEL WIRELESS INC
filed 2011-03-16
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on June 30, 2010, as reported by The Nasdaq Global Select Market, was approximately $181,452,639. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. The Registrant does not have any non-voting stock issued or outstanding.

The number of shares of the Registrant’s common stock outstanding as of March 14, 2011 was 32,031,734.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

i

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include the following:

•	our ability to compete in the market for wireless broadband data access products;

•	our ability to integrate Enfora and any other business, products, technologies or personnel that we may acquire in the future;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	our ability to introduce and sell new products that comply with current and evolving industry standards, including 3G and 4G standards, respectively, and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	demand for broadband wireless access to enterprise networks and the Internet;

•	the outcome of pending or future litigation, including the current class action securities litigation and intellectual property litigation;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our ability to integrate acquired companies and achieve expected acquisition synergies;

•	our reliance on third parties to procure components and manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture of sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development and sale of our products;

•	risks associated with doing business abroad, including foreign currency risks;

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business: and

•	the impact of unexpected deterioration of global economic conditions on the demand for our products.

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

ii

Trademarks

“Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MiFi OS”, “MiFi Home”, “MobiLink”, “Ovation”, “Expedite”, “Freedom Box”, “Merlin”, “MiFi. Freedom. My Way.”, “Conversa”, “TotalMobileInternet”, “NovaSpeed”, “NovaCore” and “NovaDrive” are trademarks of Novatel Wireless, Inc. “Enfora”, the Enfora logo, “Spider”, “Enabling Information Anywhere”, “Enabler”, “Wide” and “N4A” are trademarks of Enfora, Inc. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

iii

PART I

Item 1.	Business

Overview

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded PCI and wireless PC-card modems, and communications and applications software. In addition, through our acquisition of Enfora, Inc. (“Enfora”) on November 30, 2010, our product portfolio was expanded to include asset-management solutions utilizing wireless technology and machine-to-machine (M2M) communications devices.

Our products operate on a majority of the world’s wireless networks. Our mobile hotspots and modems provide subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. Our M2M products enable devices to communicate with each other and with server-based application infrastructure.

Our mobile-hotspot and modem customer base is comprised of wireless operators, including AT&T, Bell Mobility, Sprint, Telefonica, Verizon Wireless, Virgin Mobile, and Vodafone; laptop PC and other original equipment manufacturers (OEMs), including Dell; as well as distributors and various companies in other vertical markets. Our M2M customer base is comprised of transportation companies, industrial companies, manufacturers of medical devices and geographical-location devices and providers of security systems. We have strategic relationships with several of these customers for technology development and marketing.

For the years ended December 31, 2010, 2009, and 2008, net revenues recognized from sales of our products were $338.9 million, $337.4 million, and $321.0 million, respectively.

We were incorporated in 1996 under the laws of the State of Delaware.

Our Strategy

Our objective is to be a leading provider of wireless broadband access and M2M communications solutions. The key elements of our strategy are to:

•

Broaden Our Product Offerings. We intend to diversify and continue to broaden our product lines in the following areas: intelligent mobile hotspots, communications and applications software, USB modems, embedded modules, asset-management solutions, and M2M communications devices.

•

Expand Our Third Generation (3G) and Fourth Generation (4G) Wireless Product Offerings Worldwide. We intend to continue expanding our portfolio of wireless products with leading wireless operators and OEMs worldwide. Our products operate on every major wireless technology, including 3G networks: EV-DO, HSDPA and HSUPA; and 4G networks: LTE, dual carrier HSPA+, and WiMAX.

•

Lead the Intelligent Mobile Hotspot Product Category. We developed the MiFi® Intelligent Mobile Hotspot, a new category in wireless mobile data devices. In May 2009, the first nationwide commercial deployment of MiFi hotspots was launched by Verizon Wireless. Since that time, approximately 20 additional operators around the world have commercially launched MiFi for both 3G and 4G technologies. We have multiple next-generation versions of MiFi hotspots currently in development and we plan to continue to lead the market with innovative MiFi products and software applications.

•

Capitalize on Our Direct Relationships with Wireless Operators. We intend to continue to capitalize on our direct relationships with wireless operators in order to increase our worldwide market position. In the United States and internationally, we are working closely with wireless operators to introduce new products that will optimize their high-speed 4G wireless data networks. We are also working with wireless operators to expand the opportunities for M2M communications solutions.

•

Leverage Strategic Relationships. We believe that strategic relationships with wireless carriers and enterprises that utilize mobile computing technology are critical to our ability to leverage sales opportunities and ensure that our technology investments address customer needs. Through strategic relationships, we believe that we can increase market penetration and differentiate our products by leveraging resources, including sales, marketing, and distribution systems. We also intend to address new market opportunities through innovation with our strategic partners.

•

Continue to Target Key Vertical Market Opportunities and Penetrate New Markets. We believe that continuing developments in wireless technologies will create additional vertical market opportunities and more applications for our products. Currently, we market our wireless access and M2M solutions to key vertical industry segments by offering innovative products that are intended to increase productivity, reduce costs and create operational efficiencies.

•

Increase the Value of Our Products. We will continue to add new features, functionality and intellectual property to our products and develop new services and software applications to enhance the overall value and ease of use that our products provide to our customers and end users.

•

Acquire Companies that Accelerate the Growth of Our Business. We will continue to seek strategic acquisitions of companies in closely aligned businesses and technologies that will provide synergistic growth in revenue and profitability.

Our Segments

We operate in the wireless broadband technology industry in the following reportable segments:

(a) Mobile Computing Products—includes our MiFi products, USB and PC-card modems and embedded modules that enable data transmission ad services via cellular wireless networks.

(b) M2M Products and Solutions—includes our intelligent asset-management solutions utilizing wireless technology and M2M communications acquired with our acquisition of Enfora (Note 2).

For additional information our segments, see Note 10 to our consolidated financial statements.

Mobile Computing Products

We have a growing portfolio of leading-edge technology solutions that enable data transmission and services via cellular wireless networks. In 2010, our hotspots and modems operated primarily on third-generation (3G) wireless technology. In 2011, we plan to upgrade our entire line of hotspots and modems to fourth-generation (4G) air interfaces, including dual-carrier HSPA+, LTE and WiMax.

Below are major Mobile Computing product lines:

MiFi® Intelligent Mobile Hotspot is our flagship product. Introduced in 2009, it has quickly become a leading brand in mobile communications. MiFi hotspots are gaining acceptance as the best connectivity option for Wi-Fi-enabled devices such as the iPad, Kindle, tablets, PCs, MP3 players, and gaming devices. MiFi hotspots function by connecting to a cellular-telephone network and creating a secure Wi-Fi signal that can connect to as many as five devices simultaneously. We have sold approximately 2 million MiFi devices since launching this product family. MiFi hotspots accounted for 49%, 24%, and 0% of revenue in 2010, 2009, and 2008, respectively.

Our strategy for the MiFi platform is to add additional features beyond basic connectivity. In 2010 we introduced the MiFi OS, with on-board application processing and storage that has the capability to run software applications. We are optimistic that the MiFi OS will become a platform for a wide range of applications that will interface with the rapidly growing number of Wi-Fi-enabled devices.

Core Products, including USB and PC-Card Modems, continue to be widely-used devices to access wireless broadband networks. Like cell phones, they connect to the cellular network. We introduced both of these connectivity devices in North America, and continue to provide the most advanced wireless access in the industry. USB and PC-Card Modems accounted for 46%, 50%, and 73% of revenue in 2010, 2009, and 2008, respectively.

Embedded Modules are utilized in a wide range of computing devices, such as laptop PCs, netbooks and various other electronic products to provide wireless broadband access. Embedded modules accounted for 3%, 26%, and 27% of revenue in 2010, 2009, and 2008, respectively.

Embedded modules are expected to be a significant growth area for Novatel Wireless in 2011. A surge of new electronic devices, combined with the upgrade of wireless broadband networks to high-speed 4G technology, is providing us with new opportunities to provide embedded modules to OEMs. We are aggressively pursuing these opportunities, and have achieved design wins with a number of major manufacturers.

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

M2M Products and Solutions

Enfora was acquired on November 30, 2010, and therefore contributed to our 2010 revenue only during the month of December. This accounted for 2% of 2010 consolidated revenue. Our M2M products and wireless intelligent asset-management solutions acquired with Enfora operate primarily on second-generation wireless technology. We plan to upgrade these products to 3G and 4G technologies in cases where the improved performance provides a competitive advantage. Enfora’s product lines consist of the following:

Spider® MT, SA & AT Integrated Solutions & Accessories bring together essential elements for monitoring and managing mobile and fixed assets, vehicle tracking and telemetric, along with workforce tracking and management. These solutions are based on the N4A distributed intelligent architecture, which revolutionizes the way enterprise clients manage their assets through a robust series of software management tools. We add value by developing solutions to meet the needs of specific customers with a particular emphasis on select vertical markets including; transportation & logistics, security & asset tracking, industrial automation & smart grid, and remote patient monitoring. These solutions can then be scaled from the smallest fleet customer to company-wide enterprise deployments.

Enabler® III & HS Embedded Solutions are GSM based and are integrated into various products or equipment so that those assets may communicate with other computers. This is the essence of “machine-to-machine” applications—enabling back-end IT systems to receive data from remote assets. A common example is vehicle modules that transmit data about location, engine conditions, and abnormal situations to critical decision support or monitoring systems.

N4A™ Software and Design Services include software contained in our N4A Communications & Management asset monitoring and management services, and royalties for intellectual property. The category also includes design services that we provide to other companies, primarily for asset management solutions and custom product designs.

Customers

Our customer base is comprised of wireless operators, distributors, OEMs, and various companies in vertical markets. Our wireless-operator customers include AT&T, Bell Mobility, Sprint Nextel, Telefonica, Verizon Wireless, Virgin Mobile and Vodafone. OEM customers include Dell and Hewlett-Packard. The acquisition of Enfora significantly diversified our customer base, adding approximately 120 customers, including Linear Technology and United Technologies.

We also have strategic technology, development and marketing relationships with several of our customers.

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

•

OEMs. Our OEM customers integrate our products into devices that they manufacture and sell through their own direct sales forces and indirect distribution channels. Our products are capable of being integrated into a broad range of devices, including laptop PCs, notebooks, netbooks and other mobile computing devices. We seek to build strong relationships with our OEM partners by working closely with them and providing radio frequency, or RF, design consulting, performance optimization, software integration and customization and application engineering support during the integration of our products.

•

M2M customers. We believe the M2M market provides substantial opportunities for growth. Machine-to-machine and smart-systems technologies are being integrated into a growing number of manufactured devices and machines—whether fixed, movable or fully mobile. We have strong positions in many of the high-growth segments of the M2M market. These include transportation, industrial automation, energy, security, and healthcare. We expect to work with these customers to develop customized solutions that incorporate our software and other intellectual property, providing significant product differentiation.

Strategic Relationships

We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Alcatel-Lucent, Dell, QUALCOMM, Sprint Nextel, Verizon Wireless, Virgin Mobile, Vodafone and Telefonica. Enfora has strategic relationships with Texas Instruments, Motorola Mobility Holdings and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources and technology of our channel partners.

Sales and Marketing

We sell our Mobile Computing products primarily to wireless operators either directly or through strategic relationships, as well as to OEM partners and distributors located worldwide. Most of our Mobile Computing product sales to wireless operators and OEM partners are sold directly by our sales force, or to a lesser degree, through distributors.

In order to maintain strong sales relationships, we provide co-marketing, trade show support, product training and demo units for merchandising. We are also engaged in a wide variety of activities, such as awareness and lead generation programs as well as product marketing. Other marketing initiatives include public relations, seminars and co-branding with partners.

We sell our M2M Products and Solutions primarily to enterprises in the following industries: transportation; energy and industrial automation; security and safety; and medical monitoring. We sell our M2M Products and Solutions primarily through our own direct sales force in a model that is primarily direct touch with indirect fulfillment.

A significant portion of our mobile-computing broadband solutions revenue comes from a small number of customers. However, our M2M revenue comes from a global customer base.

Our net revenues from sales to Verizon Wireless and Sprint Nextel represented approximately 56% and 17%, respectively, of our total net revenues for the year ended December 31, 2010.

See Note 10 to our consolidated financial statements for a discussion of our revenue and asset concentrations by geographic location.

Product Research and Development

Our Mobile Computing and M2M Products and Solutions development efforts are focused on innovative new wireless broadband solutions and improving the functionality, design and performance of our existing products. Our research and development expenses for the years ended December 31, 2010, 2009, and 2008 were $48.9 million, $44.9 million, and $34.7 million, respectively. We did not recover any costs from vendor-funded development contracts during the years ended December 31, 2010 and 2009. We recovered $1.7 million from vendor-funded development contracts during the year ended December 31, 2008.

In both segments, we intend to continue to identify and respond to our customers’ needs by introducing new product designs with an emphasis on supporting cutting edge wireless data technology, ease-of-use, performance, weight, cost and power consumption.

We manage our products through a structured life-cycle process, from identifying initial customer requirements through development and commercial introduction to eventual phase-out. During product development, emphasis is placed on innovation, time-to-market, performance, meeting industry standards and customer-product specifications, ease of integration, cost reduction, manufacturability, quality and reliability.

Our product development efforts leverage our core expertise in the following key technology areas:

•

Advanced Radio Frequency and Hardware Design. Advanced Radio Frequency, or RF, design is a key technology that determines the performance of wireless devices. We have specialized in 700/800/900/1800/1900/2100 and 2500 MHz designs for digital cellular, packet data, CDMA, HSPA, WiMAX, and LTE technology. Our expertise in RF, baseband, and firmware technology contributes to the performance, cost advantages and small size of our products.

•

Miniaturization and System Integration. Our expertise includes the integration of RF and baseband chipsets and PCB technologies. We will continue to augment our miniaturization technology, working to further reduce the size and cost of current and future products.

•

Firmware Development. We have specialized in integrating and customizing 3G and 4G firmware to meet carrier and regulatory requirements. We supply end-to-end solutions to our customers that integrate the modem hardware, with customized firmware that runs on the modem processor and the modem-manager software that controls its operation.

•	Embedded Operating System. We have developed an embedded operating system that runs applications on our mobile hotspot products.

•

M2M Solutions. We have developed customized asset-tracking systems and service-delivery platforms that utilize advanced radio-frequency technology and specialized software that interfaces with the information technology systems of our customers.

Manufacturing and Operations

The hardware components used in our solutions are produced by contract manufacturers. Their services include component procurement, assembly, testing, quality control, fulfillment and delivery. We currently have manufacturing agreements in place with the following companies:

Mobile Computing Products

•	LG Innotek Co., Ltd, or “LG Innotek”

•	Inventec Appliances Corporation

•	Hon Hai Precision Industry Co., Ltd.

M2M Products and Solutions

•	Benchmark Electronics

•	Flextronics

These contract manufacturers are located in Asia, primarily China, Thailand, and Korea, and are able to produce our products using relatively low-cost labor and modern state-of-the-art equipment and facilities.

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

We believe that additional manufacturing efficiencies are realized due to our product architecture and our commitment to process design. Direct materials for our products consist of custom tooled parts such as printed circuit boards, molded plastic components and fabricated metal components, semi-custom parts such as batteries and cables, as well as industry-standard components such as ASICs, RF power amplifiers, flash memory, transistors, integrated circuits, piezo-electric filters, duplexers, inductors, resistors and capacitors. Many of the components used in our products are similar to those used in cellular telephone handsets, helping to reduce our component costs through the use of standard parts.

Our operations organization manages our relationships with the contract manufacturers as well as other key suppliers. Our operations team focuses on supply chain management, quality, cost optimization, customer order management and new product introduction.

Intellectual Property

Mobile Computing Products

Our wireless broadband access solutions rely on and benefit from our portfolio of intellectual property, including patents and trademarks. We currently own 35 United States patents, two of which are also registered in Canada. In addition, we currently have 41 patent applications pending. From time to time, we also seek to have our patents registered in selected foreign jurisdictions. The patents that we currently own expire at various times between 2011 and 2023.

We have licensed software and other intellectual property for use in our products from third-parties, such as QUALCOMM. In the case of QUALCOMM, these licenses allow us to manufacture CDMA, UMTS, HSPA,

EV-DO, and LTE-based wireless modems and to sell or distribute them worldwide. In connection with such sales, we pay royalties to QUALCOMM. The license from QUALCOMM does not have a specified term and may be terminated by us or by QUALCOMM for cause or upon the occurrence of other specified events. In addition, we may terminate the licenses for any reason upon 60 days prior written notice. We have also granted to QUALCOMM a nontransferable, worldwide, nonexclusive, fully-paid and royalty-free license to use, in connection with wireless communications applications, certain of our intellectual property that incorporates the technology licensed to us by QUALCOMM. This license allows QUALCOMM to make, use, sell or dispose of such products and the related components.

We also hold a number of trademarks including Expedite, MiFi, MiFi OS, MiFi Intelligent Mobile Hotspot, MobiLink, Ovation, Conversa, NovaSpeed, NovaCore and NovaDrive.

M2M Products and Solutions

Our M2M products and solutions incorporate patents, licensed technology, and trade secrets gained from our deep experience at providing customized solutions for our customers.

We currently own three United States patents related to M2M products and solutions. In addition, we currently have 17 patent applications pending. From time to time, we also seek to have our patents registered in selected foreign jurisdictions. The patents that we currently own expire at various times between 2021 and 2024.

We have licensed software and other intellectual property for use in our products from various third-parties, such as Ericsson and Interdigital Communications Corporation. These licenses allow us to use the licensed intellectual property for the worldwide manufacture and sale of GSM-based wireless devices. We pay royalties in connection with such sales. The licenses do not have a specified term and may be terminated by either party for cause or upon the occurrence of other specified events.

We also hold a number of trademarks including Enfora, Spider, Enabling Information Anywhere, Enabler, Wide, and N4A.

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

Competition

The market for wireless broadband access and M2M solutions is rapidly evolving and highly competitive. It is likely to continue to be significantly affected by the evolution of new wireless technology standards, additional companies entering the market, new product introductions and the product pricing and other market activities of industry participants. We believe the principal competitive factors impacting the market for our products are price, form factor, time-to-market, features and functionality, performance, quality, and brand. To maintain and improve our competitive position, we must continue to develop new products and solutions, expand our customer base, grow our distribution network and leverage our strategic relationships. Significant progress was made during 2010 in terms of developing new products and expanding our customer base.

Our products compete with a variety of devices, including other wireless modems and mobile hotspots, wireless handsets, wireless handheld computing devices and M2M wireless solutions. Our current and potential competitors include:

•	wireless data modem providers, such as Huawei, ZTE, Sierra Wireless, UTStarcom, Sony-Ericsson, LG Innotek and Samsung;

•	wireless handset and infrastructure manufacturers, such as Motorola, Nokia, Siemens and Sony-Ericsson;

•	wireless M2M module providers, such as Sierra Wireless, Telit Wireless Solutions, and Gemalto; and

•	wireless chipset providers, such as QUALCOMM, Motorola, and Ericsson.

We believe that we have advantages over each of our primary competitors due in varying measure to the technical and engineering design of our products, the broad range of customized solutions that we offer, the ease-of-use of our products, our ability to adapt our products to specific customer needs and our competitive pricing. As the market for wireless data solutions expands, other entrants may seek to compete with us either directly or indirectly.

Employees

As of December 31, 2010, we had 489 employees, including 252 in research and development, 109 in sales and marketing, 64 in operations, and 64 in general and administrative functions. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.

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

Many of our current and potential competitors have more extensive customer bases and broader customer, supplier and other industry relationships that they can leverage to establish competitive dealings with many of our current and potential customers. Some of these companies also have more established and larger customer support organizations than we do. In addition, these companies may adopt more aggressive pricing policies or offer more attractive terms to customers than they currently do, or than we are able to do. They may bundle their competitive products with broader product offerings and may introduce new products and enhancements. Current and potential competitors might merge or otherwise establish cooperative relationships among themselves or with third parties to enhance their products or market position. In addition, at any time any given customer or supplier of ours could elect to enter our then existing line of business and thereafter compete with us, whether directly or indirectly. As a result, it is possible that new competitors or new or otherwise enhanced relationships among existing competitors may emerge and rapidly acquire significant market share to the detriment of our business.

Our wireless communications products currently compete with a variety of devices, including other wireless modems, wireless handsets, wireless handheld computing devices, wireless M2M devices and solutions as well as other wireless devices. Our current competitors include:

•	wireless data modem providers, such as Huawei, ZTE, Option International, Sierra Wireless, Kyocera, UTStarcom and Sony-Ericsson;

•	wireless handset providers, such as Motorola, Nokia, Siemens and Sony-Ericsson;

•	wireless chipset providers, such as QUALCOMM and Ericsson;

•	wireless M2M device and solution providers, such as Sierra Wireless, nPhase and Jasper Wireless, Inc.

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

If we fail to develop and timely introduce new products successfully, we may lose key customers or product orders and our business could be harmed.

The development of new wireless data products requires technological innovation that can be difficult, lengthy and costly. In addition, wireless operators require that wireless data systems deployed on their networks comply with their own technical and product performance standards, which may differ from the standards our products are required to meet for other operators. This increases the complexity and might impact the timing of the product development and customer approval process. In addition, as we introduce new products or new versions of our existing products, our current customers may not require or desire the technological innovations of these products and may not purchase them or might purchase them in smaller quantities than we had expected.

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

As part of our business strategy, we review and intend to continue to review, acquisition opportunities that we believe would be advantageous or complementary to the development of our business. In November 2010, we completed our acquisition of Enfora. We may acquire additional businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or share price:

•	use a substantial portion of our available cash;

•	incur substantial debt, which may not be available to us on favorable terms and may adversely affect our liquidity;

•	issue equity or equity-based securities that would dilute existing stockholders’ percentage ownership;

•	assume contingent liabilities; and

•	take substantial charges in connection with acquired assets.

Acquisitions, including the Enfora acquisition, also entail numerous other risks, including: difficulties in assimilating acquired operations, products, technologies and personnel; unanticipated costs; diversion of management’s attention from existing operations; adverse effects on existing business relationships with suppliers and customers; risks of entering markets in which we have limited or no prior experience; and potential loss of key employees from either our existing business or the acquired organization. Acquisitions may result in substantial accounting charges for restructuring and other expenses, amortization of purchased technology and intangible assets and stock-based compensation expense, any of which could materially adversely affect our operating results. We may not be able to realize the anticipated benefits of or successfully integrate with our existing business the businesses, products, technologies or personnel that we acquire, and our failure to do so could harm our business and operating results.

Weakness or deterioration in global economic conditions could have a material adverse effect on our results of operations and financial condition.

As a result of weak or deteriorating economic conditions globally, we could experience lower demand for our products, which could adversely impact our results of operations.

Additionally, there could be a number of related effects on our business resulting from weak economic conditions, including the insolvency of one or more of our suppliers resulting in product launch or product delivery delays, customer insolvencies resulting in that customer’s inability to order products from us or pay for already delivered product, an inability on the part of our customers to obtain credit to finance purchases of our products and reduced demand by the ultimate end-users of our products.

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

We currently outsource our manufacturing to LG Innotek, Inventec Appliances Corporation, Hon Hai Precision Industry Co., Ltd., Benchmark Electronics and Flextronics. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or rejected by them or our customers could consequently elect to cancel the underlying product purchase order, which would negatively impact our revenues and our competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of our products may be harmed. None of our third-party manufacturers is obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order that we may submit to them and that has been accepted. Our third-party manufacturers could under some circumstances decline to accept new purchase orders from us or otherwise reduce their business with us. If a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost effective basis, which would adversely impact our operations. In addition, if a third-party manufacturer were to negatively change the product pricing and other terms under which it agrees to manufacture for us and we are unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase.

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

Our products contain a variety of components, some of which are procured from single suppliers. These components include both tooled parts and industry-standard parts, some of which are also used in cellular telephone handsets. From time to time, certain components used in our products have been in short supply worldwide or their anticipated commercial introduction has been delayed or their availability has been subsequently interrupted for reasons outside our control. For example, some of our product components are manufactured in Japan, which recently experienced a significant earthquake. Although to date, we have not received any reports of damage to our supplier facilities, some of these manufacturers experienced temporary suspension of production due to power outages. If there is a shortage or interruption in the availability to us of any such components, and we cannot timely obtain a commercially and technologically suitable substitute or make sufficient and timely design or other product modifications to permit the use of such a substitute component, we may not be able to timely deliver sufficient quantities of our products to satisfy our contractual obligations and particular revenue expectations. Moreover, even if we timely locate a substitute part (or locate the originally specified component from a parts broker) and its price materially exceeds the original cost of the component in our costed bill of materials, then our results of operations would be adversely affected.

We contract with a number of suppliers in Japan. As a result of the effects of the earthquake and tsunami that occurred in Japan, our Japanese suppliers may be unable to deliver sufficient quantities of components or may be unable to deliver components in a timely manner, which could have a material adverse affect on our results of operations.

We are currently party to litigation that could be costly to defend and distracting to management.

As of the date of this report, a class action lawsuit has been filed on behalf of persons who allegedly purchased our common stock between February 27, 2007 and November 10, 2008. The lawsuit names us and certain of our current and former officers as defendants. The complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and internal controls.

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

A number of putative patent infringement claims have been filed by various plaintiffs in a number of U.S. District Courts against us and/or numerous third parties, some of whom are our customers. These cases generally allege that the defendants’ use, sale and importation of specified products and/or processes constitutes infringement of certain U.S. patents allegedly owned by each plaintiff. Under certain circumstances, we may have an obligation to indemnify and/or defend our customers against these lawsuits.

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

Our success in the future depends in part on the continued contribution of our executive, technical, engineering, sales, marketing, operations and administrative personnel. The success of our acquisitions, such as Enfora, depends in part on our retention and integration of key personnel from the acquired company or business. Recruiting and retaining skilled personnel in the wireless communications industry, including software and hardware engineers, is highly competitive.

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

Any system of control and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the controls and procedures are met. Acquired companies or businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Acquisitions of privately held companies, such as Enfora, and/or non-US companies are particularly challenging because their prior practices in these areas may not meet the requirements of the Sarbanes-Oxley Act and public accounting standards. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial position.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our principal executive offices are located in San Diego, California where we lease approximately 89,000 square feet under an arrangement that expires in December 2015. In connection with our acquisition of Enfora, Inc., we lease approximately 42,000 square feet in Richardson, Texas under a lease arrangement that expires in October 2014. In Calgary, Canada, we lease approximately 24,000 square feet for certain aspects of our research and development organization under a lease that expires in September 2012. In Basingstoke, United Kingdom, we lease approximately 4,000 square feet for our European staff under a lease agreement that expires in December 2011. In Shanghai, China, we lease approximately 600 square meters for our Chinese staff under a lease agreement that expires in June 2012. We also lease space in various geographic locations abroad primarily for sales and support personnel or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.

Item 3.	Legal Proceedings

On September 15, 2008 and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al., Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). In May 2010, the district court re-captioned the case In re Novatel Wireless Securities Litigation. The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In May 2010, the court entered an order granting the plaintiffs’ motion for class certification and certified a class of purchasers of our common stock between February 27, 2007 and September 15, 2008. On February 14, 2011, following extensive discovery, we filed a motion for summary judgment on all of plaintiffs’ claims. The motion is set for hearing on March 21, 2011. The court has set a trial date of May 10, 2011. The Company intends to defend this litigation vigorously.

On October 8, 2008, a purported shareholder, Jerry Rosenbaum, filed a derivative action in the Superior Court for the State of California, County of San Diego, against the Company, as nominal defendant, and certain of our current and former officers and directors, as defendants. Two other purported shareholders, Mark Campos and Chris Arnsdorf, separately filed substantially similar lawsuits in the same court on October 20, 2008 and November 5, 2008, respectively. On October 16, 2009, the plaintiffs filed a consolidated complaint. The consolidated complaint, Case No. 37-2008-00093576-CU-NP-CTL, alleges claims for breaches of fiduciary duties, violations of certain provisions of the California Corporations Code, unjust enrichment, and gross mismanagement. In February 2010, the court granted the defendants’ motion to stay the action pending the resolution of the federal securities class action described above. In July 2010, the parties executed a memorandum of understanding setting forth the terms to be included in a contemplated settlement. Any settlement would be subject to court approval. The memorandum of understanding does not contemplate any restitution from the defendants. Following execution of the memorandum of understanding, plaintiffs conducted certain confirmatory discovery and sought to negotiate a fee award as part of the terms to be included in a stipulation of settlement. Plaintiffs have since purported to terminate the memorandum of understanding. On January 28, 2011, the court held an informal status conference, at which plaintiffs requested that the court lift the stay of the action. The court declined plaintiffs’ request. Following certain additional confirmatory discovery, we anticipate seeking to enforce the terms of the parties’ memorandum of understanding.

On September 24, 2010, NovAtel, Inc., a Canadian company (“NovAtel Canada”) filed a trademark infringement lawsuit entitled NovAtel, Inc. v. Novatel Wireless Technologies, Ltd., et al, Action No. 1001-14265 in the Court of Queens Bench of Alberta Canada, Judicial District of Calgary. The Statement of Claim alleges that Novatel Wireless Technologies, Ltd., Novatel Wireless Solutions, Inc. and Novatel Wireless, Inc. (collectively, the “Company”) are infringing NovAtel Canada’s purported rights in the “Novatel” trademark in breach of a settlement agreement between NovAtel Canada and the Company. The Company intends to defend this litigation vigorously.

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

	High ($)	Low ($)
2009
First quarter	7.14	4.54
Second quarter	12.30	5.57
Third quarter	13.70	8.32
Fourth quarter	12.72	7.60

2010
First quarter	8.86	6.38
Second quarter	7.32	5.56
Third quarter	7.95	5.46
Fourth quarter	11.53	7.96

Number of Stockholders of Record

Our outstanding capital stock consists of a single class of common stock. As of March 14, 2011 there were approximately 53 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2005 and December 31, 2010 with the cumulative total return of (i) the Nasdaq Stock Market (U.S.) Index (“Nasdaq Composite Index”) and (ii) the Nasdaq Telecommunications Index (the “Nasdaq Telecom Index”), over the same period. This graph assumes the investment of $100.00 on December 31, 2005 in the common stock of the Company, the Nasdaq Composite Index and the Nasdaq Telecom Index and assumes the reinvestment of any dividends. The stockholder return shown on the graph below should not be considered indicative of future stockholder returns and the Company will not make or endorse any predictions as to future stockholder returns.

	Cumulative Total Return
	12/05	12/06	12/07	12/08	12/09	12/10
Novatel Wireless, Inc.	100.00	79.85	133.77	38.32	65.81	78.86
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Telecommunications	100.00	131.50	146.22	85.43	118.25	129.78

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The selected consolidated statements of operations data presented below for each of the years ended December 31, 2010, 2009, and 2008, and the consolidated balance sheet data at December 31, 2010 and 2009 are derived from our consolidated financial statements included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2007 and 2006 and consolidated balance sheet data at December 31, 2008, 2007 and 2006 are derived from audited consolidated financial statements not included in this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$338,942	$337,422	$320,973	$429,903	$217,972
Cost of net revenues	272,648	249,764	252,231	299,062	162,749

Gross profit	66,294	87,658	68,742	130,841	55,223

Operating costs and expenses:
Research and development	48,906	44,892	34,740	37,558	31,317
Sales and marketing	20,978	19,857	18,195	20,937	14,168
General and administrative	21,233	20,159	21,550	18,899	16,306
Amortization of acquired intangibles	179	—	—	—	—

Total operating costs and expenses	91,296	84,908	74,485	77,394	61,791

Operating income (loss)	(25,002)	2,750	(5,743)	53,447	(6,568)
Interest and other income (expense)	(555)	1,689	3,553	6,071	4,305

Income (loss) before income taxes	(25,557)	4,439	(2,190)	59,518	(2,263)
Income tax expense (benefit)	7,893	527	(947)	20,756	(2,706)

Net income (loss)	$(33,450)	$3,912	$(1,243)	$38,762	$443

Net income (loss) per common share:
Basic	$(1.06)	$0.13	$(0.04)	$1.23	$0.01

Diluted	$(1.06)	$0.13	$(0.04)	$1.21	$0.01

Weighted average shares outstanding:
Basic	31,494	30,648	31,159	31,389	29,580

Diluted	31,494	31,224	31,159	32,007	30,058

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$97,826	$176,044	$143,231	$153,012	$84,162
Working capital (1)	87,174	149,468	173,153	198,951	109,677
Total assets (1)	302,108	277,394	257,478	294,889	191,645
Stockholders’ equity	185,403	211,155	197,962	217,745	134,236
Long-term liabilities (1)	12,886	15,543	15,663	15,566	1,692

(1)	The Company reclassified deferred tax assets arising from its liability for uncertain tax positions against the balance of its liability for its uncertain tax positions. This reclassification was applied to the Company’s Consolidated Balance Sheets as of December 31, 2009, 2008 and 2007 and amount to $5.1 million, $3.3 million and $1.7 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Background

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded PCI and wireless PC-card modems and communications and applications software. In addition, through our acquisition of Enfora Inc. (“Enfora”) on November 30, 2010, we provide asset-management solutions utilizing wireless technology and machine-to-machine (M2M) communications devices.

Our products operate on a majority of the world’s wireless networks. Our mobile hotspots and modems provide subscribers with secure and convenient high speed access to corporate, public and personal information through wireless broadband and enterprise networks. Our M2M products enable devices to communicate with each other and with server-based application infrastructure.

Our customer base is comprised of wireless operators, distributors, OEMs, and various companies in vertical markets. Our strong customer relationships provide us with the opportunity to expand our market reach and sales. We also are working to expand our product lines into adjacent markets that use wireless broadband technology.

We sell our wireless broadband solutions primarily to wireless operators either directly or through strategic relationships, as well as to OEM partners and distributors located worldwide. Most of our mobile-computing product sales to wireless operators and OEM partners are sold directly by our sales force, or to a lesser degree, through distributors. We sell our M2M solutions primarily to enterprises in the following industries: transportation; energy and industrial automation; security and safety; and medical monitoring. We sell our M2M solutions almost entirely through our own direct sales force.

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

The hardware components used in our solutions are produced by contract manufacturers. Their services include component procurement, assembly, testing, quality control, fulfillment and delivery. We have agreements with LG Innotek; Inventec Appliances Corporation, or IAC; Hon Hai Precision Industry co., LTD; Benchmark Electronics; and Flextronics for the outsourced manufacturing of our products. Under our manufacturing agreements, contract manufacturers provide us with services including component procurement, product manufacturing, final assembly, testing, quality control, fulfillment and delivery. In addition, we have an agreement with Mobiltron for certain distribution, fulfillment and repair services related to our business in Europe, the Middle East and Africa, or EMEA.

Factors Which May Influence Future Results of Operations

We have entered into and expect to continue to enter into new customer contracts for the development and supply of our products. This may place significant demands on our resources.

As a result of weak economic conditions globally, we have experienced lower demand for our products relative to the prior year, which has adversely impacted our results of operations. While general economic conditions have shown some recent improvement, market competition remains intense. As a result of this competitive pressure, demand for our products may continue to fluctuate unexpectedly, which could materially adversely affect our results of operations and financial condition.

Net Revenues. We believe that our future net revenues will be influenced largely by the speed and breadth of the demand for wireless access to data through the use of next generation networks including demand for 3G and 4G products, 3G and 4G data access services, particularly in North America, Europe and Asia; customer acceptance for our new products that address these markets, including our MiFi line of Intelligent Mobile Hotspots; and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

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

We anticipate introducing additional products during the next twelve months, including 4G broadband-access products, M2M solutions and software applications and platforms. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Alcatel-Lucent, Dell, QUALCOMM, Sprint Nextel, Verizon Wireless, Virgin Mobile, Vodafone, Telefonica, Texas Instruments, Motorola Mobility Holdings and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

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

Cost of Net Revenues. All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services are included in our cost of net revenues. Cost of net revenues also includes warranty costs, amortization of intangible assets, royalties, operations group expenses, costs associated with the Company’s cancellation of purchase orders, costs related to outside services and costs related to inventory adjustments, including write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.

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

Our operating costs consist of four primary categories: research and development costs; sales and marketing; general and administrative costs; and amortization of acquired intangibles.

Research and development are at the core of our ability to produce innovative, leading-edge products. This category consists primarily of engineers and technicians who design and test our highly complex products. As we work to expand our portfolio of products and remain competitive, it may be necessary to increase our research and development costs in the future.

Sales and marketing expense consists primarily of our sales force and product-marketing professionals. In order to maintain strong sales relationships, we provide co-marketing, trade show support, product training and demo units for merchandising. We are also engaged in a wide variety of activities, such as awareness and lead generation programs as well as product marketing. Other marketing initiatives include public relations, seminars and co-branding with partners.

General and administrative expenses include primarily corporate functions such as accounting, human resources, legal, administrative support, and professional fees. This category also includes the expenses needed to operate as a publicly-traded company, including Sarbanes-Oxley compliance, SEC filings, stock-exchange fees, and investor-relations expense. General and administrative expenses have been relatively stable and are not directly related to revenue levels.

Amortization of acquired intangibles include the amortization of customer relationships, covenant-not-to-compete agreements and trade name intangible assets purchased through the acquisition of Enfora.

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

Merger & Acquisition Activities

In June 2010, we submitted a bid to purchase certain assets of Cinterion, a company in the cellular machine-to-machine communications industry, in connection with an insolvency proceeding. We were not the successful bidder. In connection with the bid, we borrowed $30 million under a bridge loan facility in June 2010 and subsequently repaid all of the outstanding loan amount in July 2010.

In November 2010, we completed the acquisition of Enfora for approximately $77.5 million in cash, and contingent future cash consideration of up to $6.0 million based on future earnings of Enfora. We estimated the fair value of future contingent consideration related to the Enfora acquisition to be approximately $0.9 million. The cash consideration paid at closing of the acquisition was based on a cash payment of $64.5 million and an additional cash payment of $13.0 million for an agreed upon amount of Enfora working capital. In connection with the acquisition, the holders of outstanding Enfora common stock, preferred stock, and vested stock options received total cash of approximately $58.0 million, Enfora’s debt holders received approximately $16.2 million to pay outstanding debt facilities, and other Enfora acquisition related liabilities of $3.3 million were settled. The acquisition was financed with our existing cash resources.

Our participation in these merger and acquisition activities resulted in the following significant impacts to our results of operations during the year ended December 31, 2010:

•

We recognized $3.1 million of interest and debt issuance costs related to the issuance of the short-term debt facility in June 2010 and its subsequent repayment in July 2010. The costs were recorded in interest (expense) income, net.

•

During the quarter ended June 30, 2010 we recorded a foreign exchange gain of $2.9 million in connection with the conversion of our Euro-denominated escrow funds into U.S. dollars following completion of the Cinterion auction. This foreign exchange gain was offset by $1.2 million paid for put options to hedge our Euro exposure during the bidding process. The realized foreign exchange gain and the cost of the put options were recorded in other income (expense).

•

In connection with our bid for Cinterion and acquisition of Enfora, we incurred $3.9 million in legal, advisory and professional fees unrelated to the bridge loan facility, which were recorded as general and administrative expenses.

•

Enfora’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements beginning November 30, 2010. Enfora contributed $6.5 million to our consolidated revenues in 2010.

Results of Operations

The following table sets forth our consolidated statements of operations expressed as a percentage of net revenues for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(as a percent of net revenues)
Net revenues	100.0%	100.0%	100.0%
Cost of net revenues	80.4	74.0	78.6

Gross margin	19.6	26.0	21.4

Operating costs and expenses:
Research and development	14.4	13.3	10.8
Sales and marketing	6.2	5.9	5.7
General and administrative	6.3	6.0	6.7
Amortization of acquired intangibles	0.1	—	—

Total operating costs and expenses	27.0	25.2	23.2

Operating income (loss)	(7.4)	0.8	(1.8)

Interest income, net	(0.7)	0.4	1.3
Other income (expense), net	0.6	0.1	(0.2)

Income (loss) before taxes	(7.5)	1.3	(0.7)
Income tax expense (benefit)	2.3	0.2	(0.3)

Net income (loss)	(9.8)%	1.1%	(0.4)%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net revenues. Net revenues were approximately $338.9 million during 2010, an increase of approximately $1.5 million or 0.5% compared to 2009. Net revenues for EV-DO product driven technology amounted to approximately $292.9 million in 2010, an increase of approximately $1.8 million or 0.6% compared to 2009. We benefited from the strong sales of our MiFi product during 2010 that contributed to the increase in EV-DO net revenues. EV-DO products are primarily sold in the North American market and represented approximately 86.4% of net revenues in the year ended December 31, 2010 compared to 86.3% in the same period in 2009. The increase from MiFi sales was partially offset by a decline in embedded module sales due to the presence of competing products available to OEMs and the lack of significant sales to content delivery device customers during 2010.

Net revenues for High Speed Packet Access (“HSPA”) product driven technology amounted to approximately $42.2 million in 2010, a decline of approximately $2.2 million or 5.0% compared to 2009. This decrease resulted primarily from a decline in our embedded modules and Ovation product sales due to the presence of competing products available to OEMs and wireless carriers primarily located in the European market. HSPA product revenues remained relatively flat as a percentage of net revenues representing 13% of net revenues in each of the years ended December 31, 2010 and 2009. We believe the European market remains, and is expected to remain, intensely competitive for the foreseeable future.

Net revenues also included approximately $6.5 million in 2010 related to our Enfora acquisition that was completed on November 30, 2010.

Cost of net revenues. Cost of net revenues for the year ended December 31, 2010 was approximately $272.6 million, or 80.4% of net revenues, as compared to approximately $249.8 million, or 74.0% of net revenues in 2009. The primary driver of the increase in cost of net revenues as a percentage of net revenues compared to 2009 was a decline in average selling prices that exceeded the rate of decrease in per unit product costs. Cost of net revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on the mix of products sold, competitive pricing, new product introduction costs and other factors.

Cost of net revenues also included approximately $6.3 million in 2010 from our M2M Products and Solutions segment, including amortization costs of $658,000 related to purchased intangibles and a fair value inventory valuation increase of $1.2 million in connection with our Enfora acquisition.

Increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the year ended December 31, 2010 was approximately $66.3 million, or 19.6% of net revenues, as compared to approximately $87.7 million, or 26.0% of net revenues in 2009. The decrease was primarily attributable to the changes in cost of net revenues discussed above. We expect that our gross profit percentage will continue to fluctuate from quarter to quarter depending on product mix, competitive selling prices, our ability to reduce product costs and changes in unit volume.

Research and development expenses. Research and development expenses for the year ended December 31, 2010 were approximately $48.9 million, or 14.4% of net revenues, compared to approximately $44.9 million, or 13.3% of net revenues in 2009. This increase was primarily due to increase in headcount and an increase in product testing and certification costs in the current year to support expanded research and development activities. We believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to our core business strategy. As such, we expect to make further investments in research and development to remain competitive.

Research and development expenses also included approximately $837,000 in 2010 from our M2M Products and Solutions segment related to our Enfora acquisition.

Research and development expenses as a percentage of revenue are expected to fluctuate in future quarters depending on the amount of revenue recognized, and potential variation in the costs associated with the development of our products, including the number and complexity of the products under development and the progress of the development activities with respect to those products. We may increase our investment in research and development to continue to provide innovative products and services.

Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2010 were approximately $21.0 million, or 6.2% of net revenues, compared to approximately $19.9 million or 5.9% of net revenues in 2009. The increase was due primarily to an increase in salaries and related expenses, an increase in expenses related to cooperative marketing and advertising to support marketing efforts for our MiFi product primarily during the first quarter of 2010.

Sales and marketing expenses also included approximately $825,000 in 2010 from our M2M Products and Solutions segment related to our Enfora acquisition.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses and amortization of acquired intangibles. General and administrative expenses for the year ended December 31, 2010 were approximately $21.2 million, or 6.3% of net revenues, compared to approximately $20.2 million, or 6.0% of net revenues in 2009. Amortization of acquired intangibles were approximately $179,000 in 2010 were related to intangible assets purchased from Enfora. The increase over the prior year was primarily related to merger and acquisition costs of $3.9 million, partially offset by reductions in other expenses in 2010.

Interest income (expense). Interest income (expense), net, for the year ended December 31, 2010 was approximately $2.5 million of net expense as compared to net interest income of approximately $1.4 million in 2009. Our net interest expense during 2010 is primarily related to interest charges, and debt issuance costs in connection with our repayment of the bridge loan facility during the third quarter of 2010. In addition, the Company’s interest income declined as a result of the liquidation of our investment holdings to facilitate our bid for Cinterion in the second quarter of 2010, the purchase of Enfora in the fourth quarter of 2010, and the overall decline in average yields experienced during the year ended December 31, 2010.

Other income, net. Other income, net for the year ended December 31, 2010 increased by approximately $1.6 million, to approximately $2.0 million, compared to approximately $315,000 of other income in 2009. The increase in other income was primarily driven by a $2.9 million foreign exchange gain realized upon conversion of the Euro-denominated bid funds into U.S. dollars in July 2010 at the conclusion of the bidding process for Cinterion. The gain was offset by $1.2 million in premiums paid for protective put options we utilized to hedge our Euro exposure during the bidding process for Cinterion in the second quarter of 2010. These puts expired unexercised on June 25, 2010.

Income tax expense (benefit). Income tax expense was approximately $7.9 million for fiscal 2010. The difference between the federal and state statutory combined benefit rate of 36% and our income tax expense for 2010 is primarily due to a $17.9 million increase in our valuation allowance for our deferred tax assets. The increase in the valuation allowance includes $14.8 million of valuation allowance recorded during the second quarter of 2010 against U.S.-based deferred tax assets generated prior to 2010, a $4.8 million release of U.S.-based deferred tax asset valuation allowance upon the acquisition of Enfora, and an additional $7.9 million of valuation allowance on deferred tax assets generated in 2010. The valuation allowance and additional items impacting the 2010 income tax expense are discussed in Note 8 to the consolidated financial statements. Also, we recorded a $2.9 million tax benefit related to the carryback of our net operating loss in 2010.

Net income (loss). For the year ended December 31, 2010, we reported a net loss of approximately $33.4 million, as compared to net income of approximately $3.9 million in 2009. As discussed above, net loss was negatively impacted by decreases in gross profit, increases in operating expenses and changes in our valuation allowance for deferred tax assets.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net revenues. Net revenues were $337.4 million during 2009, an increase of $16.4 million or 5.1% compared to 2008. Net revenues for EV-DO product driven technology amounted to $291.1 million in 2009, an increase of $106.6 million or 57.8% compared to 2008. We benefited from strong sales of our MiFi product primarily during the second half of 2009 that contributed significantly to the increase in EV-DO net revenues. In addition, EV-DO net revenues were positively impacted by embedded module sales during the first half of 2009 primarily driven by sales to a content delivery device customer. However, sales of embedded modules to laptop manufacturers significantly decreased year over year due to the impact of competing products available to OEMs during 2009. EV-DO products are primarily sold in the North American market and represented approximately 86.3% of net revenues in the year ended December 31, 2009 compared to 57.5% in the same period in 2008.

Net revenues for HSPA product driven technology amounted to $44.4 million in 2009, a decline of $91.2 million or 67.2% compared to 2008. The decrease in sales of HSPA products was primarily due to intense competitive pressure resulting in a steep decline in demand for our products in Europe. HSPA products represented approximately 13.1% of net revenues in the year ended December 31, 2009 compared to 42.2% in the same period in 2008.

Cost of net revenues. Cost of net revenues for the year ended December 31, 2009 was $249.8 million, or 74.0% of net revenues, as compared to $252.2 million, or 78.6% of net revenues in 2008. The primary driver of the decrease in cost of net revenues in 2009 as a percentage of net revenues as compared to 2008 was a more favorable sales mix toward products with higher gross margins.

Additionally, cost of revenues in 2008 was negatively impacted by inventory write downs to the lower of cost or market in 2008 as compared to 2009. Cost of revenues in 2009 included a $2.3 million inventory write down compared to a $5.9 million write down recorded in 2008. The higher inventory write down in 2008 resulted primarily from the effects of lower average sales prices and demand for our HSPA products due to competitive pressures and the slowdown of global economies.

Gross profit. Gross profit for the year ended December 31, 2009 was $87.7 million, or 26.0% of net revenues, as compared to $68.7 million, or 21.4% of net revenues in 2008. The increase was primarily attributable to the changes in product mix of net revenues and cost of revenues as discussed above.

Research and development expenses. Research and development expenses for the year ended December 31, 2009 were $44.9 million, or 13.3% of net revenues, compared to $34.7 million, or 10.8% of net revenues in 2008. This increase was primarily due to an increase in headcount, higher stock-based compensation expenses, an increase in product testing and certification costs in the current year to support expanded research and development activities.

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

General and administrative expenses. General and administrative expenses for the year ended December 31, 2009 were $20.2 million, or 6.0% of net revenues, compared to $21.6 million, or 6.7% of net revenues in 2008. The decrease in expenses was primarily due to lower bad debt expense and lower professional fees. Professional fees were significantly impacted during 2009 by approximately $2.1 million in legal fees related to our ongoing class action securities litigation and our intellectual property device indemnification obligations as further discussed in Note 9 to our consolidated financial statements included elsewhere in this report. During 2008, we incurred $4.0 million in professional fees and related expenses as a result of our internal review of revenue cut-off procedures, internal controls, and accounting related to certain customer contracts.

Interest income (expense). Net interest income decreased by approximately $2.9 million for the year ended December 31, 2009 compared to 2008. Although our average cash and marketable securities balance increased period over period, average yields decreased.

Other income (expense). Other income for the year ended December 31, 2009 increased by approximately $1.0 million, to $315,000 of income compared to $729,000 of expense in 2008. This increase was primarily due to the year-over-year strengthening of the Euro and the related foreign exchange impact on our respective Euro denominated accounts receivable and cash balances. Also, our gross exposure to Euro-based financial balances decreased year over year due to decreased Euro-based sales.

Income tax expense (benefit). Income tax expense was approximately $527,000 for fiscal 2009, which represents an annual effective tax rate of 12%. The difference between the federal and state statutory combined rate of 36% and our effective tax rate for 2009 is primarily due to the recognition of an approximately $1.4 million benefit in 2009 related to a derecognition of our uncertain tax liability, a benefit of $3.0 million from the impact of research and development tax credits, a $1.1 million tax expense impact of accounting for share-based compensation and a $1.2 million increase in our valuation allowance for our deferred tax assets.

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

During 2009, we recorded an additional tax expense of approximately $1.1 million associated with share-based compensation. Also, during 2009, management evaluated our deferred tax valuation allowance and determined that valuation allowance should be increased by approximately $1.2 million based on uncertainty associated with our ability to utilize increased deferred tax assets.

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

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities:

	Year Ended December 31, (in thousands)
	2010	2009	Increase/ (Decrease)
Working Capital	$87,174	$149,468	$(62,294)

Cash and cash equivalents (1)	$17,375	$100,025	$(82,650)
Short-term marketable securities (1)	59,775	27,664	32,111
Long-term marketable securities	20,676	48,355	(27,679)

Total cash and cash equivalents and marketable securities	$97,826	$176,044	$(78,218)

(1)	Included in working capital.

The significant components of our decrease in working capital as of December 31, 2010 compared to the prior year was primarily net cash used for our acquisition of Enfora in the fourth quarter of 2010 of $72.2 million. The decrease was partially offset by an increase in accounts receivable of $27.3 million, which is due to various factors, including an increase in fourth quarter sales volume in 2010, the timing of sales and the timing of related collections. In addition, our inventory and accounts payable balances increased due to expected product launches in fiscal 2011.

As of December 31, 2010, our cash, cash equivalents and marketable securities decreased $78.2 million as compared to December 31, 2009, primarily due to consideration paid in connection with our acquisition of Enfora. See the discussion of cash equivalents, short and long-term marketable securities by major security type in Note 3 in the consolidated financial statements, and the discussion of market risk that follows in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Historical Cash Flows

The following table summarizes our consolidated statements of cash flows for the periods indicated:

	Year Ended December 31, (in thousands)
	2010	2009
Net cash provided by operating activities	$6,211	$36,661
Net cash used in investing activities	(87,568)	(17,404)
Net cash provided by (used in) financing activities	(1,116)	2,755
Effect of exchange rates on cash and cash equivalents	(177)	280

Net increase (decrease) in cash and cash equivalents	(82,650)	22,292
Cash and cash equivalents, beginning of year	100,025	77,733

Cash and cash equivalents, end of year	$17,375	$100,025

Operating activities. Net cash provided by operating activities decreased by $30.5 million to $6.2 million for 2010 compared to $36.7 million for 2009. The $30.5 million decrease was primarily attributable to our net loss. The difference between our net loss of $33.4 million in 2010 and our net cash provided by operating activities of $6.2 million is primarily due to the favorable impact of non-cash charges, including changes in our valuation allowance for deferred tax assets, depreciation, amortization and share-based compensation. The decrease was partially offset by an increase in accounts receivable of $27.3 million, which is due to various factors, including an increase in fourth quarter sales volume in 2010, the timing of sales and the timing of related collections. In addition, our inventory and accounts payable balances increased due to expected product launches in fiscal 2011. During 2009, the difference between our net income of $3.9 million and our net cash provided by operating activities of $36.7 million was primarily due to the favorable impact of non-cash charges, including depreciation and amortization and share-based compensation, as well as the cash provided by working capital changes.

Investing activities. Net cash used in investing activities for 2010 was approximately $87.6 million compared to $17.4 million used in investing activities in 2009. The increase in cash used by investing activities in 2010 was primarily related to our acquisition of Enfora, net of cash acquired of $72.2 million.

Financing activities. Net cash used in financing activities for 2010 was $1.1 million, compared to net cash provided by financing activities of $2.8 million for 2009. Net cash used in financing activities in 2010 was primarily due to the $30.0 million principal repayment on July 1, 2010 of the short-term bridge loan facility, offset by the $27.8 million in net proceeds from the same debt facility. Net cash provided by financing activities during 2009 was primarily related to proceeds from stock option exercises and stock purchases through our employee stock purchase plan.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at December 31, 2010, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Fiscal Year
	2011	2012	2013	2014	2015	Total
Operating leases	$3,552	$3,157	$2,719	$2,806	$2,354	$14,588
Capital leases	114	47	—	—	—	161
Committed purchase orders	144,086	—	—	—	—	144,086

Total contractual obligations	$147,752	$3,204	$2,719	$2,806	$2,354	$158,835

Our liability for uncertain tax benefits, including interest, as of December 31, 2010 was approximately $12.1 million. Our tax liability for uncertain tax benefits is not included in our table of contractual obligations and commercial commitments. We do not believe that we will pay such amount within one year from December 31, 2010; however, we cannot reasonably estimate the timing of future payments with respect to this liability.

Other Liquidity Needs

We expect to incur ongoing professional fees and expenses to defend litigation filed against us or related to our products, which litigation is discussed in Note 9 to our consolidated financial statements included in this report. These costs cannot be estimated at this time.

During the twelve months ended December 31, 2011, we plan to incur approximately $11.0 million for discretionary capital expenditures, including the acquisition of additional software licenses.

We believe our cash resources from cash and cash equivalents and marketable securities, together with anticipated cash flows from operations will be sufficient to meet our working capital needs for the next twelve months.

Our liquidity could be impaired if there is any interruption in our business operations, a material failure to satisfy our contractual commitments or a failure to generate revenue from new or existing products.

We may raise additional funds to accelerate development of new and existing services and products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of our common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance products or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets including acquired intangibles resulting from the acquisition of Enfora, valuation of contingent consideration, provision for warranty costs, royalty costs, income taxes, foreign exchange forward contracts, and share-based compensation expense.

Revenue Recognition. Our revenue is principally generated from the sale of wireless broadband access solutions to wireless operators, OEM customers and value added resellers and distributors. In addition, we generate revenue from the sale of asset-management solutions utilizing wireless technology and M2M communication devices to transportation and industrial companies, medical device manufacturers and security system providers. Revenue from product sales is recognized upon the later of transfer of title or shipment of the product to the customer. Where the transfer of title or risk of loss is contingent on the customer’s acceptance of the product, we will not recognize revenue until both title and risk of loss have transferred to the customer. We record deferred revenue for cash payments received from customers in advance of when revenue recognition criteria are met. We have granted price protection to certain customers in accordance with the provisions of the respective contracts and track pricing and other terms offered to customers buying similar products to assess compliance with these provisions. We estimate the amount of price protection for current period product sales utilizing historical experience and information regarding customer inventory levels. To date, we have not incurred material price protection obligations. Revenues from sales to certain customers are subject to cooperative advertising allowances. Cooperative advertising allowances are recorded as an operating expense to the extent that the advertising benefit is separable from the revenue transaction and the fair value of that advertising benefit is determinable. To the extent that such allowances either do not provide a separable benefit to us, or the fair value of the advertising benefit cannot be reliably estimated, such amounts are recorded as a reduction of revenue. We establish reserves for estimated product returns allowances in the period in which revenue is recognized. In estimating future product returns, we consider various factors, including our stated return policies and practices and historical trends.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13. We adopted the provisions of this guidance on January 1, 2010, which did not have a material impact upon our consolidated financial statements. This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services and support, to a customer at different times as part of a single revenue generating transaction. The standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. Specifically, it modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price.

Under ASU 2009-13, in multiple element arrangements, the total consideration received from customers must be allocated to the elements based on a relative selling price. The new accounting guidance establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). Because the Company has neither VSOE nor TPE, revenue has been based on the Company’s ESP. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of the sale provided all other revenue recognition criteria have been met. Amounts allocated to post contract support (“PCS”) are recognized on a straight-line basis over the PCS period, usually twelve months.

Our process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Our prices are determined based upon cost to produce our products, expected order quantities and acceptance in the marketplace. In addition, when developing ESPs for products we may consider other factors as appropriate including the pricing of competitive alternatives if they exist, and product-specific business objectives.

We account for multiple element arrangements that primarily consist of software licenses and PCS by allocating revenue to each element based on vendor specific evidence of fair value. If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the entire revenue and cost of revenue for such arrangements are recognized as revenue ratably over the term of the PCS or the delivery of the services, whichever is longer. For multi-element arrangements which also include services that are essential to the operation of the software, the revenue and cost of revenue for such arrangements are generally deferred until the services essential to the operation of the software have been performed, at which point the entire revenue and cost of revenue for such arrangements are recognized as revenue ratably over the remaining term of the PCS or the delivery of non-essential services, whichever is longer.

In October 2009, the FASB also issued ASU 2009-14, to amend the scope of arrangements under existing software revenue recognition authoritative literature to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality. We adopted the provisions of this guidance on January 1, 2010, which did not have a material impact upon our consolidated financial statements.

For the years ended December 31, 2010, 2009, and 2008, we have not recorded any significant revenues from multiple element or software arrangements.

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

Valuation of Acquired Intangible Assets. In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the historical and estimated future demand for Enfora products and services. The estimated fair value of intangible assets was based upon the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risks inherent in the asset. The expected future cash flow that is projected should include all of the economic benefits attributable to the asset, including the tax savings associated with the amortization of the intangible asset value over the tax life of the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

The relief-from-royalty method was used to value the trade name acquired from Enfora. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the existing trade name acquired are as follows: royalty rate of 2%, discount rate of 20.5%, tax rate of 40% and an economic life of approximately 10.0 years.

The developed technologies, customer relationships and backlog were valued using a form of the income approach known as the multi-period excess earnings method. Inherent in the multi-period excess earnings method is the recognition that, in most cases, all of the assets of the business, both tangible and intangible, contribute to the generation of the cash flow of the business and the net cash flows attributable to the subject asset must recognize the support of the other assets which contribute to the realization of the cash flows. The contributory asset charges are based on the fair value of the contributory assets and either pre-tax or after-tax cash flows are assessed charges representing “returns on” the contributory assets. A contributory asset charge for the use of the technology was assessed on pre-tax cash flows, while contributory asset charges for the use of the working capital, fixed assets, and assembled work force have been deducted from the after-tax cash flow in each year to determine the net future cash flow attributable to the relationships. This future cash flow was then discounted using an estimated required rate of return for the asset to determine the present value of the future cash flows attributable to the asset. The key assumptions used in valuing the developed technologies acquired are as follows: discount rate of 18.5%, tax rate of 40% and estimated average economic life of 5-10 years. The key assumptions used in valuing the customer relationships acquired are as follows: discount rate of 19.5%, tax rate of 40% and estimated average economic life of 10 years. The key assumptions used in valuing the backlog acquired are as follows: discount rate of 14.5%, tax rate of 40% and estimated average economic life of 5 months

The covenant-not-to-compete agreements were valued using the “with or without” method. The “with or without” method measures the value of an asset as the difference between two scenarios. One scenario measures the value of a business “with” the asset. The other scenario measures the value “without” the asset. The method treats the difference between the two scenarios (with certain valuation adjustments) as the value of the asset. The key assumptions used in valuing the covenant not to compete agreements are as follows: discount rate of 20.5% and estimated average economic life of 1-2 years.

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

The timing and frequency of our impairment test is based on an ongoing assessment of triggering events that could reduce the fair value of our long-lived assets below their carrying value. We monitor our intangible and long-lived asset balances and conduct formal tests on at least an annual basis or earlier when impairment indicators are present. We believe that the assumptions and estimates we used to value intangible and long-lived assets were appropriate based on the information available to management. The majority of our long-lived assets are being amortized or depreciated over two to ten years. As most of these assets are associated with technology or trade conditions that may change rapidly; such changes could have an immediate impact on our impairment analysis.

Valuation of Goodwill. Our goodwill resulted from the acquisition of Enfora in the fourth quarter of 2010. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), we will review goodwill for impairment at least annually at the beginning of the fourth quarter of each year, and more frequently if events or changes in circumstances occur that indicated a potential reduction in the fair value of the reporting unit to which the goodwill has been assigned below its carrying value.

Contingent Consideration. Contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment for all acquisitions. The fair value of the contingent consideration is remeasured at each reporting period with any adjustments in fair value included in the Company’s consolidated statement of operations.

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

Income Taxes. We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable to or refundable by tax authorities in the current fiscal year. We also recognize federal, state and foreign deferred tax liabilities or assets based on our estimate of future tax effects attributable to temporary differences and carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that some portion of the deferred tax asset will not be realized. We evaluate deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets which could result in a decrease in our effective tax rate and an adverse impact on operating results. We will continue to evaluate the level of valuation allowance required based on the remaining deferred tax assets.

The Company recognizes the impact of uncertain income tax positions on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Share-based Compensation Expense. We have stock incentive plans under which incentive stock options and restricted stock units have been granted to employees and non-employee members of our Board of Directors. We also had an employee stock purchase plan for all eligible employees, which was terminated in November 2010. Share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, are recognized in the financial statements based upon their respective grant date fair values.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. At December 31, 2010, we had $97.8 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our $5.4 million in cash equivalents at December 31, 2010, as these consisted of money market funds with the value of all of our cash equivalents determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

At December 31, 2010, substantially all of our marketable securities are invested in fixed income products. As such, our investments in fixed-rate instruments carry a degree of interest rate risk. The market value of fixed-rate securities may be adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates decline. Due in part to these factors, our future investment market values and income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. Using a model that estimates the aggregate yield to maturity of our investment portfolio, we estimate that 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, our $80 million in marketable securities by approximately $327,000.

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

We place our cash investments in instruments that meet credit quality standards specified in our investment policy guidelines at the time the investments are made. At December 31, 2010, we have cash and cash equivalents of $17.4 million. Of this $17.4 million, $12.0 million is held in cash demand deposits. Our $5.4 million in cash equivalents at December 31, 2010 was held in money market investments. These money market funds attempt to maintain a net asset value (NAV) of $1 per unit of investment. Should the underlying investments held by these money market funds suffer significant losses to market value due to interest rate changes or perceived counterparty risk, the NAV of these money market funds may suffer declines below the targeted $1 NAV. We hold money market funds that target a balance of investment return and preservation of invested capital through diversified holdings. As such, we do not believe we currently have significant exposure to NAV declines for our money market holdings.

At December 31, 2010, we had $80.5 million invested in our portfolio of marketable securities. Our investment policy guidelines limit the amount of credit exposure to any one issue, issuer or type of instrument. The fair value of our marketable securities at December 31, 2010 was determined based on “Level 2” inputs, which were derived based on quoted prices for identical or similar assets, which had few transactions near the measurement period.

Foreign Currency Exchange Rate Risk

We generate Euro-denominated accounts receivable from sales to customers that are members of the European Union, and we lack significant Euro-denominated purchases and trade liabilities to offset our exposure to this Euro denominated accounts receivable activity. During the year ended December 31, 2010, Euro-denominated revenue was approximately $15.7 million. As a result, we are exposed to market risk arising from changes in foreign currency exchange rates, principally change in the value of the Euro versus the U.S. Dollar. To mitigate this risk, we enter into foreign exchange contracts, principally forward currency foreign exchange contracts. These forward currency foreign exchange contracts cover a portion, generally 50% to 80%, but may cover up to 100%, of our Euro-based financial assets.

At December 31, 2010, we had approximately $3.9 million (€2.9 million) of Euro-denominated financial assets, as compared to $4.0 million (€3.0 million) in forward currency foreign exchange contracts with expiration dates of 125 days or less. At December 31, 2010, we recorded an unrealized loss of approximately $8,000 on our outstanding forward contracts. In addition, at December 31, 2010, we recorded approximately $11,000 in unrealized foreign currency losses related to our outstanding Euro-denominated accounts receivable balances. Both the unrealized gain on the outstanding forward contracts and the unrealized losses on outstanding Euro-denominated receivables were recorded in other income and expense in our consolidated statement of operations.

Assuming a translation of our Euro-denominated revenue for the year ended December 31, 2010 at an average Euro-to-U.S. Dollar exchange rate of $1.32 and a uniform ten percent strengthening or weakening of this exchange rate, we estimate that income before income taxes for the year ended December 31, 2010 would increase or decrease, respectively, by approximately $1.6 million. This analysis does not give effect to any forward currency foreign exchange contracts that may be used to hedge foreign currency risk.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Except as disclosed below, that evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of the recent acquisition of Enfora, Inc. which merged with Novatel Wireless, Inc. on November 30, 2010 and which was included in the 2010 consolidated financial statements of Novatel Wireless, Inc. and consisted of $22.1 million and $13.8 million of total and net assets, respectively, as of December 31, 2010 and $6.5 million and $77,000 of net revenues and operating income, respectively, for the year then ended.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2010, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc.:

We have audited Novatel Wireless Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Novatel Wireless, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Enfora, Inc., which is included in the 2010 consolidated financial statements of Novatel Wireless, Inc. and constituted $22.1 million and $13.8 million of total and net assets, respectively, as of December 31, 2010 and $6.5 million and $77,000 of revenues and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of Novatel Wireless, Inc. also did not include an evaluation of the internal control over financial reporting of Enfora, Inc.

In our opinion, Novatel Wireless, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novatel Wireless, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive net income (loss), and cash flows for each of the two years in the period ended December 31, 2010 of Novatel Wireless, Inc. and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 16, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Identification of Directors. The information under the caption “Election of Directors” appearing in the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

(b) Identification of Executive Officers. The information under the caption “Executive Officers” appearing in the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

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

(e) Audit Committee. The information under the caption “The Board, Its Committees and Its Compensation—Audit Committee” appearing in the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information under the headings “Executive Compensation,” “The Board, Its Committees and Its Compensation—Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” appearing in the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” appearing in the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the headings “Review and Approval of Transactions with Related Parties” and “The Board, Its Committees and Its Compensation—Director Independence” appearing in the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the heading “Independent Public Accountants” appearing in the Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Index to consolidated financial statements

See Index to consolidated financial statements on page F-1.

2. Index to financial statement schedules

The following financial statement schedules for the years ended December 31, 2010, 2009, and 2008 should be read in conjunction with the consolidated financial statements, and related notes thereto.

Schedule	Page
Schedule II—Valuation and Qualifying Accounts	F-38

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or related notes thereto.

(b) Exhibits

The following Exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 5, 2010, by and between Novatel Wireless, Inc., England Acquisition Corp. and Enfora, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 10, 2010).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000, as amended).

Exhibit Number	Description

4.2	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.3	Registration Rights Agreement, dated as of March 12, 2003, entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.4	Registration Rights Agreement, dated as of January 13, 2004, entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1*	Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000 as amended).

10.2*	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.3*	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.4*	Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.7*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.8*	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed November 10, 2009).

10.9*	Form of Restricted Share Award Agreement for restricted stock granted to non-employee directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.10*	Form of Restricted Share Award Agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.11*	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed November 2, 2009).

Exhibit Number	Description

10.12*	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.13*	Employment Agreement, dated November 2, 2007, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007).

10.14*	2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 24, 2009).

10.15*	2010 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 13, 2010).

10.16*	Form of Severance Agreement between Novatel Wireless, Inc. and each of Kenneth G. Leddon and Robert M. Hadley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 2, 2010.

21**	Subsidiaries of Novatel Wireless, Inc.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2**	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (See signature page).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2011	NOVATEL WIRELESS, INC.

	By:	/s/ PETER LEPARULO
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

Signature	Title	Date

/s/ PETER LEPARULO Peter Leparulo	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2011

/s/ KENNETH LEDDON Kenneth Leddon	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2011

/s/ RUSSELL C. GERNS Russell C. Gerns	Director	March 16, 2011

/s/ JAMES LEDWITH James Ledwith	Director	March 16, 2011

/s/ JOHN ROSS John Ross	Director	March 16, 2011

/s/ JOHN D. WAKELIN John D. Wakelin	Director	March 16, 2011

/s/ DAVID A. WERNER David A. Werner	Director	March 16, 2011

S-1

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$17,375	$100,025
Marketable securities	59,775	27,664
Accounts receivable, net of allowance for doubtful accounts of $228 in 2010 and $741 in 2009	63,570	36,299
Inventories	43,094	24,973
Deferred tax assets, net	218	6,465
Prepaid expenses and other	6,961	4,738

Total current assets	190,993	200,164
Property and equipment, net of accumulated depreciation of $48,223 in 2010 and $40,279 in 2009	21,281	14,911
Marketable securities	20,676	48,355
Intangible assets, net of accumulated amortization of $4,019 in 2010 and $2,441 in 2009	44,265	1,513
Goodwill	22,258	—
Deferred tax assets, net	2,103	12,135
Other assets	532	316

Total assets	$302,108	$277,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,769	$27,460
Accrued expenses	26,050	23,236

Total current liabilities	103,819	50,696
Capital lease obligations, long-term	55	184
Other long-term liabilities	12,831	15,359

Total liabilities	116,705	66,239

Commitments and contingencies
Stockholders’ equity:
Series A and B preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 31,852 and 31,092 shares issued and outstanding at December 31, 2010 and 2009, respectively	32	31
Additional paid-in capital	424,270	416,579
Accumulated other comprehensive income	21	15
Accumulated deficit	(213,920)	(180,470)

	210,403	236,155
Treasury stock at cost; 2,436 common shares at December 31, 2010 and 2009	(25,000)	(25,000)

Total stockholders’ equity	185,403	211,155

Total liabilities and stockholders’ equity	$302,108	$277,394

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net revenues	$338,942	$337,422	$320,973
Cost of net revenues	272,648	249,764	252,231

Gross profit	66,294	87,658	68,742

Operating costs and expenses:
Research and development	48,906	44,892	34,740
Sales and marketing	20,978	19,857	18,195
General and administrative	21,233	20,159	21,550
Amortization of acquired intangibles	179	—	—

Total operating costs and expenses	91,296	84,908	74,485

Operating income (loss)	(25,002)	2,750	(5,743)
Other income (expense):
Interest income (expense), net	(2,518)	1,374	4,282
Other income (expense), net	1,963	315	(729)

Income (loss) before taxes	(25,557)	4,439	(2,190)
Income tax expense (benefit)	7,893	527	(947)

Net income (loss)	$(33,450)	$3,912	$(1,243)

Per share data:
Net income (loss) per share:
Basic	$(1.06)	$0.13	$(0.04)

Diluted	$(1.06)	$0.13	$(0.04)

Weighted average shares used in computation of basic and diluted net income (loss) per share:
Basic	31,494	30,648	31,159

Diluted	31,494	31,224	31,159

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2007	32,602	$33	$400,786	$—	$(183,139)	$65	$217,745
Exercise of stock options, vesting of restricted stock units and awards, and shares issued under employee stock purchase plan	161	—	435	—	—	—	435	$—
Net tax effect from stock options exercised	—	—	(155)	—	—	—	(155)	—
Share-based compensation	—	—	6,183	—	—	—	6,183	—
Repurchase of common stock	(2,436)	(3)	3	(25,000)	—	—	(25,000)	—
Net loss	—	—	—	—	(1,243)	—	(1,243)	(1,243)
Other comprehensive income:
Unrealized loss on marketable securities, net of taxes	—	—	—	—	—	(3)	(3)	(3)

Total comprehensive loss								$(1,246)

Balance, December 31, 2008	30,327	30	407,252	(25,000)	(184,382)	62	197,962
Exercise of stock options, vesting of restricted stock units and shares issued under employee stock purchase plan	765	1	2,669	—	—	—	2,670	$—
Net tax effect from stock options exercised	—	—	(224)	—	—	—	(224)	—
Share-based compensation	—	—	6,882	—	—	—	6,882	—
Net income	—	—	—	—	3,912	—	3,912	3,912
Other comprehensive income:
Unrealized loss on marketable securities, net of taxes	—	—	—	—	—	(47)	(47)	(47)

Total comprehensive income								$3,865

Balance, December 31, 2009	31,092	31	416,579	(25,000)	(180,470)	15	211,155
Exercise of stock options, vesting of restricted stock units and shares issued under employee stock purchase plan	760	1	1,490	—	—	—	1,491	$—
Net tax effect from stock options exercised	—	—	(270)	—	—	—	(270)	—
Share-based compensation	—	—	6,471	—	—	—	6,471	—
Net loss	—	—	—	—	(33,450)	—	(33,450)	(33,450)
Other comprehensive income:
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	6	6	6

Total comprehensive loss								$(33,444)

Balance, December 31, 2010	31,852	$32	$424,270	$(25,000)	$(213,920)	$21	$185,403

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(33,450)	$3,912	$(1,243)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs	541	—	—
Loan fees recognized on extinguishment of debt	2,370	—	—
Depreciation and amortization	11,711	12,994	11,563
Gain on disposal of fixed assets	—	(11)	(12)
Impairment loss on equipment and intangible assets	167	92	840
Provision for bad debts	141	35	1,256
Inventory provision	1,874	2,305	8,198
Share-based compensation expense	6,471	6,882	6,183
Excess tax benefits from equity based awards	(112)	(282)	(117)
Non-cash income tax expense (benefit)	7,766	(1,798)	(4,579)
Changes in assets and liabilities:
Accounts receivable	(19,963)	3,738	30,615
Inventories	(9,527)	(5,514)	(6,851)
Prepaid expenses and other assets	(2,461)	4,826	(5,104)
Accounts payable	46,020	3,930	(15,551)
Accrued expenses, income taxes and other	(5,337)	5,552	602

Net cash provided by operating activities	6,211	36,661	25,800

Cash flows from investing activities:
Purchases of property and equipment	(10,785)	(5,770)	(8,609)
Acquisition of business, net of cash acquired	(72,247)	—	—
Purchases of intangible assets	(110)	(1,066)	(1,289)
Purchases of securities	(178,712)	(76,967)	(85,094)
Securities maturities/sales	174,286	66,399	88,005

Net cash used in investing activities	(87,568)	(17,404)	(6,987)

Cash flows from financing activities:
Proceeds from the issuance of short-term debt, net of issuance costs	27,415	—	—
Principal repayments of short-term debt	(30,000)	—	—
Principal payments under capital lease obligations	(134)	(197)	(133)
Repurchase of common stock	—	—	(25,000)
Proceeds from exercise of stock options and employee stock purchase plan	1,491	2,670	435
Excess tax benefits from stock options exercised	112	282	117
Deposit of restricted funds	(188,890)	—	—
Remittance from restricted funds	188,890	—	—

Net cash provided by (used in) financing activities	(1,116)	2,755	(24,581)
Effect of exchange rates on cash and cash equivalents	(177)	280	(1,099)

Net increase (decrease) in cash and cash equivalents	(82,650)	22,292	(6,867)
Cash and cash equivalents, beginning of year	100,025	77,733	84,600

Cash and cash equivalents, end of year	$17,375	$100,025	$77,733

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$181	$12	$20
Income taxes	$299	$294	$5,340
Supplemental disclosures of non-cash financing activities:
Capital lease obligations	$—	$—	$150

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Significant Accounting Policies

Novatel Wireless, Inc. (the “Company”) is a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded PCI and wireless PC-card modems, and communications and applications software. In addition, through our acquisition of Enfora Inc. (“Enfora”) on November 30, 2010, we provide asset-management solutions utilizing wireless technology and machine-to-machine (“M2M”) communications devices.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

The Company reclassified the deferred tax asset arising from its liability for uncertain tax positions against the balance of its liability for its unrecognized tax benefits. This reclassification was applied to the Company’s consolidated balance sheet as of December 31, 2009 and amounted to $5.1 million. This reclassification did not impact net income (loss) or total stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of contingent consideration, royalty costs, provision for warranty costs, income taxes and share-based compensation expense.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist of demand deposits and money market funds. Cash and cash equivalents are recorded at market value, which approximates cost. Gains and losses associated with the Company’s foreign currency denominated demand deposits are recorded as a component of other income (expense).

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Marketable Securities

Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. All of the Company’s marketable securities are treated as “available-for-sale” as defined in this accounting guidance. While it is the Company’s intent to hold such securities until maturity, the Company may sell certain securities for cash flow purposes. Thus, the Company’s marketable securities are classified as available-for-sale and are carried on the balance sheet at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. The Company determines the fair value of its financial assets and liabilities by reference to the hierarchy of inputs which consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheet. All other securities are classified as “long term” on the consolidated balance sheet.

Inventories and Provision for Excess and Obsolete Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipping and handling costs are classified as a component of cost of net revenues in the consolidated statements of operations. The Company reviews the components of its inventory and its inventory purchase commitments on a regular basis for excess and obsolete inventory based on estimated future usage and sales. Write-downs in inventory value or losses on inventory purchase commitments depend on various items, including factors related to customer demand, economic and competitive conditions, technological advances or new product introductions by the Company or its customers that vary from its current expectations. Whenever inventory is written down, a new cost basis is established and the inventory is not subsequently written up if market conditions improve.

The Company believes that, when made, the estimates used in calculating the inventory provision are reasonable and properly reflect the risk of excess and obsolete inventory. If customer demand for the Company’s inventory is substantially less than its estimates, inventory write-downs may be required, which could have a material adverse effect on its consolidated financial statements.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method. Test equipment, computer equipment, purchased software, furniture, and fixtures and product tooling are depreciated over lives ranging from eighteen months to five years and leasehold improvements are depreciated over the shorter of the related remaining lease period or useful life. Amortization of assets held under capital leases is included in depreciation expense.

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

Intangible Assets

Intangible assets include purchased intangible assets acquired from Enfora and the costs of non-exclusive and perpetual worldwide software technology licenses. These costs are amortized on an accelerated basis or on a straight-line basis over the estimated useful lives of the assets, depending on the anticipated utilization of the asset. License fees are amortized on a straight-line basis over the shorter of the term of the license or an estimate of their useful life, ranging from one to three years. Backlog is amortized on an accelerated basis based on the anticipated utilization over five months. Developed technology is amortized on a straight-line basis over their useful lives, ranging from five to eight years. Covenant-not-to-complete agreements are amortized over the term of the agreements, ranging from one to two years. Customer relationships and trade names are amortized on a straight-line basis over ten years.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise over the fair value assigned to assets acquired and liabilities assumed in a business combination. Goodwill is allocated as of the date of the business combination to the reporting units that are expected to benefit from the synergies of the business combination. Goodwill is considered to be impaired if the Company determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds its estimated fair value. The Company plans to perform its annual goodwill impairment test each year at the beginning of the fourth quarter, or more frequently if events or circumstances indicate that the carrying value of goodwill exceeds its fair value.

Contingent Consideration

Contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment for all acquisitions. The fair value of the contingent consideration is remeasured at each reporting period with any adjustments in fair value included in the Company’s consolidated statement of operations.

Revenue Recognition

The Company’s revenue is principally generated from the sale of wireless modems to wireless operators, OEM customers and value added resellers and distributors. In addition, the Company generates revenue from the sale of asset-management solutions utilizing wireless technology and M2M communication devices to transportation and industrial companies, medical device manufacturers and security system providers. Revenue

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from product sales is recognized upon the later of transfer of title or shipment of the product to the customer. Where the transfer of title or risk of loss is contingent on the customer’s acceptance of the product, the Company will not recognize revenue until both title and risk of loss have transferred to the customer. The Company records deferred revenue for cash payments received from customers in advance of when revenue recognition criteria are met. The Company has granted price protection to certain customers in accordance with the provisions of the respective contracts and tracks pricing and other terms offered to customers buying similar products to assess compliance with these provisions. The Company estimates the amount of price protection for current period product sales utilizing historical experience and information regarding customer inventory levels. To date, the Company has not incurred material price protection obligations. Revenues from sales to certain customers are subject to cooperative advertising allowances. Cooperative advertising allowances are recorded as an operating expense to the extent that the advertising benefit is separable from the revenue transaction and the fair value of that advertising benefit is determinable. To the extent that such allowances either do not provide a separable benefit to the Company, or the fair value of the advertising benefit cannot be reliably estimated, such amounts are recorded as a reduction of revenue. The Company establishes reserves for estimated product returns allowances in the period in which revenue is recognized. In estimating future product returns, the Company considers various factors, including the Company’s stated return policies and practices and historical trends.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13. The Company adopted the provisions of this guidance on January 1, 2010 on a prospective basis, which did not have a material impact upon the Company’s consolidated financial statements since prior to 2010 we had minimal arrangements that would be impacted by this guidance. This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services and support, to a customer at different times as part of a single revenue generating transaction. The standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. Specifically, it modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price.

Under ASU 2009-13, in multiple element arrangements, the total consideration received from customers must be allocated to the elements based on a relative selling price. The new accounting guidance establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). Because the Company has neither VSOE nor TPE, revenue has been based on the Company’s ESP. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of the sale provided all other revenue recognition criteria have been met. Amounts allocated to post contract support (“PCS”) are recognized on a straight-line basis over the PCS period, usually twelve months.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Its prices are determined based upon cost to produce the Company’s products, expected order quantities and acceptance in the marketplace. In addition, when developing ESPs for products the Company may consider other factors as appropriate including the pricing of competitive alternatives if they exist, and product-specific business objectives.

The Company accounts for multiple element arrangements that primarily consist of software licenses and PCS by allocating revenue to each element based on vendor specific evidence of fair value. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the entire revenue and cost of revenue for such arrangements are recognized as revenue ratably

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over the term of the PCS or the delivery of the services, whichever is longer. For multi-element arrangements which also include services that are essential to the operation of the software, the revenue and cost of revenue for such arrangements are generally deferred until the services essential to the operation of the software have been performed, at which point the entire revenue and cost of revenue for such arrangements are recognized as revenue ratably over the remaining term of the PCS or the delivery of non-essential services, whichever is longer.

In October 2009, the FASB also issued ASU 2009-14, to amend the scope of arrangements under existing software revenue recognition authoritative literature to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality. The Company adopted the provisions of this guidance on January 1, 2010, which did not have a material impact upon its consolidated financial statements.

For the years ended December 31, 2010, 2009, and 2008, the Company has not recorded any significant revenues from multiple element or software arrangements.

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Share-Based Compensation

The Company has granted stock options to employees and restricted stock units. The Company also at times has had an employee stock purchase plan (“ESPP”) for eligible employees. The Company measures the compensation cost associated with all share-based payments based on grant date fair values. The fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. The Black-Scholes model is considered an acceptable model but the fair values generated by it may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends.

For grants of stock options, the Company uses a blend of historical and implied volatility for traded options on its stock in order to estimate the expected volatility assumption required in the Black-Scholes model. The Company’s use of a blended volatility estimate in computing the expected volatility assumption for stock options is based on its belief that while that implied volatility is representative of expected future volatility, the historical volatility over the expected term of the award is also an indicator of expected future volatility. Due to the short duration of employee stock purchase rights under our ESPP, the Company utilizes historical volatility in order to estimate the expected volatility assumption of the Black-Scholes model.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected term of stock options granted is estimated using the average of the vesting date, the contractual term and historical experience. The expected term of an employee stock purchase right is the contractual term of that right. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options and employee stock purchase rights. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts. The fair value of the Company’s restricted stock units is based on the closing market price of its common stock on the date of grant. The Company will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and the Company employs different assumptions, share-based compensation expense may differ significantly from what it has recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that the Company grants additional equity securities to employees or it assumes unvested securities in connection with any acquisitions, its share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings and unrealized gains and losses on available-for-sale securities.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-16, “Fair Value Measurements and Disclosures”, guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method”, which provides guidance on when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Under the milestone method of revenue recognition, a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved only if the milestone meets all criteria that are considered to be substantive. Accordingly, this ASU provides guidance on the definition of a milestone and determining whether a milestone is substantive. This accounting guidance is effective for interim and annual periods ending after June 15, 2010. We have adopted this guidance effective July 1, 2010, which did not have a material impact on our consolidated financial statements.

In December 2010, the FASB updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, and entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect adoption to have a material impact on its consolidated results of operations or financial condition.

In December 2010, the FASB updated its guidance related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only. The updated guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company has adopted the updated guidance for its consolidated financial statements for the year ended December 31, 2010.

2.	Merger and Acquisition Activities

Cinterion

In June 2010, the Company submitted a bid to purchase certain assets of Cinterion, a company in the cellular machine-to-machine communications industry, in connection with an insolvency proceeding. The Company was not the successful bidder at the conclusion of the process on June 28, 2010. In connection with the bid, the Company borrowed $30.0 million under a bridge loan facility in June 2010 which was subsequently repaid in July 2010. The Company recognized $3.1 million of debt issuance costs related to the bridge loan facility. This amount was recorded as interest expense in the consolidated statement of operations for the year ended December 31, 2010. The Company also realized a $1.7 million of foreign currency gain, net of hedging transaction costs, to address foreign currency risk also related to the bid. This amount was recorded in other income in the consolidated statement of operations during the year ended December 31, 2010. The Company

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also incurred $1.3 million in legal, advisory and professional fees related to the acquisition bid, which were recorded and classified as general and administrative expenses in the consolidated statement of operations during the year ended December 31, 2010.

Enfora

On November 30, 2010, the Company completed the acquisition of Enfora, a Texas-based provider of intelligent asset-management solutions utilizing wireless technology and M2M communications. The acquisition of Enfora diversifies the Company’s customer base and product lines into adjacent markets and advances the Company’s strategy of providing intelligent devices to all end markets—enterprise, consumer and vertical applications.

Enfora’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements beginning November 30, 2010. The revenue and operating results contributed by Enfora during the year ended December 31, 2010 are disclosed in our Segment Information and Concentrations of Risk footnote (see Note 10). Acquisition costs related to the merger of Enfora of $1.9 million were recorded and classified as general and administrative expenses in the consolidated statement of operations during the year ended December 31, 2010.

Acquisition consideration

Under the terms of the acquisition agreement, the Company paid cash of $64.5 million and additional cash of $13.0 million for an agreed upon amount of Enfora working capital. The Company has also agreed to pay additional consideration (“contingent consideration”) of up to $6.0 million based on the operating results of Enfora for the 15 month period from October 1, 2010 to December 31, 2011. The estimated fair value of this contingent consideration is $0.9 million, resulting in total cash to be paid of $78.4 million. The liability for contingent consideration is included in other long-term liabilities in the Company’s consolidated balance sheet at December 31, 2010.

Preliminary Purchase Price Allocation

The Company accounted for the transaction using the acquisition method and, accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date as set forth below. The excess of the purchase price over the preliminary net tangible assets and intangible assets acquired and liabilities assumed was recorded as goodwill. The purchase price was allocated using the information available and is preliminary. The Company may adjust the preliminary purchase price allocation after obtaining more information regarding preliminary estimates of net deferred tax assets and potential limitations on their use. The Company’s allocation of the total purchase price is summarized below (in thousands):

Cash and cash equivalents	$4,600
Accounts receivables	7,448
Inventories	10,469
Property and equipment	1,597
Prepaid expenses and other assets	304
Accounts payable, accrued expenses and net deferred taxes	(12,517)
Intangible assets	44,220
Goodwill	22,258

Total preliminary purchase price	$78,379

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The goodwill resulting from the merger consists largely of the expectation that the combination will allow the Company to be uniquely positioned to benefit from the anticipated growth in wireless broadband access and M2M markets. All of the goodwill was assigned to the M2M Products and Solutions segment. Approximately $10.7 million of goodwill is deductible for tax purposes as a result of the Enfora acquisition.

Valuation of Intangible Assets Acquired

The following table sets forth the components of intangible assets acquired in connection with the Enfora acquisition (in thousands):

	Fair Value	Useful Life
Developed technology—Modules	$18,500	8 years
Trade name	12,800	10 years
Developed technology—Integrated Products	10,700	5 years
Covenant-not-to-compete agreements	1,020	1-2 years
Customer relationships	700	10 years
Backlog	500	5 mos.

Total intangible assets subject to amortization	$44,220

Developed technology represents the fair values of Enfora products that have reached technological feasibility and are a part of Enfora’s product lines. Backlog represents the fair value of Enfora’s customer submitted sales orders. Customer relationships represent the fair value of Enfora’s acquired customer list and its associated after-tax cash flow projected over its remaining useful life. Covenant-not-to-compete agreements represent the fair values of Enfora’s future revenues lost to certain parties if they were to compete against the Company in the absence of a non-compete agreement. Trade names represent the fair values of brand and name recognition associated with the marketing of Enfora’s products and services.

The estimated fair values of acquired intangible assets were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. Each of the valuation methodologies used were methods under the income approach. The developed technologies, backlog and customer relationships used the multi-period excess earnings method under a revenue splitting technique. The trade name valuation used the relief from royalty method. The covenant-not-to-compete agreements valuation used the “with and without” method.

Actual and Pro Forma Results of Enfora Acquisition

The amounts of revenue and net loss of Enfora included in the Company’s consolidated statement of operations from the acquisition date, through the period ended December 31, 2010, are as follows (in thousands):

2010
Net revenue	$6,478
Net loss	(2,027)

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the unaudited pro forma results for the years ended December 31, 2010 and 2009. The unaudited pro forma financial information for the years ended December 31, 2010 and 2009 combines the results of operations of Novatel Wireless and Enfora as though the companies had been combined as of the beginning of fiscal 2009. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place at the beginning of fiscal 2009. The following unaudited pro forma results presented include amortization charges for acquired intangible assets, inventory fair value adjustments, eliminations of intercompany transactions, adjustments to interest expense, reduction in share-based compensation and related tax effects (in thousands, except per share data):

	2010	2009
Net revenue	$392,047	$389,936
Net loss	(46,572)	(5,863)
Basic and diluted net loss per share	(1.48)	(0.19)

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

The Company’s investment portfolio consists primarily of investment-grade corporate bonds, municipal bonds, time deposits and government and agency securities. These types of financial instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency (Level 2 of the fair value hierarchy). From time to time, the Company may utilize foreign exchange forward contracts. These contracts are valued using pricing models that take into account the currency rates as of the balance sheet date (Level 2 of the fair value hierarchy). The contingent consideration liability represents future amounts the Company may be required to pay in conjunction with its Enfora acquisition at November 30, 2010 (see Note 2). The Company estimates the fair value of the contingent consideration liability using probability-weighted scenarios calculated at net present value (level 3 of the fair value hierarchy).

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2010 (in thousands):

Description	Balance as of December 31, 2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$5,380	$5,380	$—	$—

Total cash equivalents	5,380	5,380	—	—

Short-term marketable securities:
Corporate debenture/bonds	33,384	—	33,384	—
Municipal bonds	5,255	—	5,255	—
Certificates of deposit	925	—	925	—
Government agency securities	20,211	—	20,211	—

Total short-term marketable securities	59,775	—	59,775	—

Long-term marketable securities:
Corporate debenture/bonds	8,794	—	8,794	—
Certificates of deposit	2,403	—	2,403	—
Government agency securities	9,479	—	9,479	—

Total long-term marketable securities	20,676	—	20,676	—

Total financial assets	$85,831	$5,380	$80,451	$—

Liabilities:
Contingent consideration liability	$(880)	$—	$—	$(880)
Foreign exchange forward contracts	(8)	—	(8)	—

Total financial liabilities	$(888)	$—	$(8)	$(880)

There were no transfers between Level 1 and Level 2 securities during the twelve months ended December 31, 2010. All of our long-term marketable securities had maturities of between one and two years in duration at December 31, 2010.

As of December 31, 2010, the total amount of outstanding foreign exchange forward contracts amounted to €3.0 million ($4.0 million using the exchange rate of $1.33 at December 31, 2010). These contracts are used to hedge the Company’s Euro-denominated cash and accounts receivable balances. At December 31, 2010 and 2009, the Company recorded an unrealized loss of $8,000, and an unrealized gain of $30,000, respectively, on its outstanding foreign currency forward exchange contracts.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded losses of $38,000, gains of $446,000 and losses of $323,000, respectively, on its Euro denominated foreign exchange forward contracts. During the years ended December 31, 2010, 2009 and 2008, the Company recorded foreign currency gains and losses on foreign currency denominated transactions of approximately $1.7 million gain, $420,000 loss and $406,000 loss, respectively. The gains during the twelve months ended December 31, 2010 primarily relate to a $2.9 million foreign currency gain realized on the liquidation of the Company’s cash holdings in Euros at the conclusion of the insolvency proceeding for the sale of Cinterion. In addition to the foreign exchange forward contact activity described above, during the second quarter of 2010 the Company paid $1.2 million to enter into several Euro-denominated put options to hedge the foreign currency risk associated with its cash holdings in Euros related to the Cinterion bid process. These put options expired unexercised on June 25, 2010.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All recorded gains and losses (including the $1.2 million in expense for premiums paid on Euro-denominated put options) on foreign exchange transactions are recorded in other income (expense), net, within the consolidated statements of operations.

4.	Financial Statement Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

December 31, 2010	Expected Sale or Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debenture/bonds	1 or less	$33,356	$31	$(3)	$33,384
Municipal bonds	1 or less	5,259	—	(4)	5,255
Certificates of deposit	1 or less	925	—	—	925
Government agency securities	1 or less	20,207	4	—	20,211

Total short-term marketable securities		59,747	35	(7)	59,775

Corporate debenture/bonds	1 to 2	8,808	—	(14)	8,794
Certificates of deposit	1 to 2	2,397	6	—	2,403
Government agency securities	1 to 2	9,478	1	—	9,479

Total long-term marketable securities		20,683	7	(14)	20,676

		$80,430	$42	$(21)	$80,451

At December 31, 2010 and 2009, the Company recorded net unrealized gains of $21,000 and $15,000, respectively. The Company’s net unrealized gains are the result of market conditions affecting fixed-income securities and are included in accumulated other comprehensive income in the consolidated balance sheets.

At December 31, 2010, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than twelve months. Considering the high quality of our investment securities and our historical investment management trends, the Company believes that the unrealized losses at December 31, 2010 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2010	2009
Finished goods	$36,764	$24,845
Raw materials and components	6,330	128

	$43,094	$24,973

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2010	2009
Test equipment	$48,689	$37,887
Computer equipment and purchased software	12,254	10,689
Product tooling	2,968	1,856
Furniture and fixtures	1,807	1,763
Leasehold improvements	3,786	2,995

	69,504	55,190
Less—accumulated depreciation and amortization	(48,223)	(40,279)

	$21,281	$14,911

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from the undiscounted future cash flows. When the carrying value of an asset exceeds the associated undiscounted expected future cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either undiscounted future cash flows or appraised values. For the years ended December 31, 2010, 2009 and 2008, the Company recorded $167,000, $92,000 and $638,000, respectively, in its cost of net revenues as a result of its impairment analysis.

Depreciation and amortization expense relating to property and equipment was $10.0 million, $11.4 million and $10.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2010	2009
Developed technology	$29,200	$—
Trade names	12,800	—
EV-DO and CDMA licenses	2,128	2,053
HSUPA, HSDPA, UMTS, and GPRS licenses	1,936	1,901
Covenant-not-to-compete agreements	1,020	—
Customer relationships	700	—
Backlog	500	—

Total intangible assets subject to amortization	48,284	3,954
Less—accumulated amortization	(4,019)	(2,441)

Intangible assets, net of amortization	$44,265	$1,513

The Company monitors its intangible and long-lived asset balances and conducts formal tests on at least an annual basis or earlier when impairment indicators are present. There was no impairment loss recorded for the years ended December 31, 2010 and 2009. For the year ended December 31, 2008, the Company recorded $202,000, in its cost of net revenues as a result of its impairment analysis.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense relating to intangible licenses was $744,000, $1.6 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense related to licenses obtained for research purposes is recorded within research and development expense in the consolidated statements of operations. Amortization expense related to licenses obtained for commercial products is recorded in cost of revenues in the consolidated statements of operations.

Amortization expense of $658,000 related to developed technology and backlog acquired during 2010 was recorded in cost of net revenues in the consolidated financial statements. Amortization expense of $179,000 related to customer relationships, non-compete agreements, and trademarks acquired during 2010 was recorded in amortization of acquired intangibles in the consolidated statements of operations.

Future estimated amortization expense is as follows (in thousands):

For the Period Ending December 31,	Amount
2011	$7,269
2012	6,385
2013	5,803
2014	5,803
Thereafter	19,005

$44,265

At December 31, 2010, the weighted average remaining useful life of the Company’s intangible assets is 7.5 years.

Goodwill

Goodwill was allocated to the Company’s business segments as of December 31, 2010 as follows (in thousands):

Enfora
Balance at December 31, 2009	$—
Goodwill acquired during the period	22,258

Balance at December 31, 2010	$22,258

During fiscal 2010, the Company completed the acquisition of Enfora, Inc. which resulted in the recognition of $22.3 million in goodwill. The Company will evaluate goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events and changes in circumstances indicate that there may be a potential impairment.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009
Royalties	$6,461	$4,511
Payroll and related	5,704	8,229
Product warranty	2,279	3,039
Market development fund and price protection	1,452	1,424
Deferred rent	1,092	416
Professional fees	1,103	1,407
Other	7,959	4,210

	$26,050	$23,236

5.	Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Potentially dilutive securities (consisting of options, warrants, restricted stock and employee stock purchase plan withholdings using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the effect using the treasury stock method would result in a decrease in shares.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended December 31, 2010, 2009 and 2008, respectively (in thousands).

	Year Ended December 31,
	2010	2009	2008
Basic weighted average common shares outstanding	31,494	30,648	31,159

Effect of dilutive securities:
Warrants	—	—	—
Options	—	159	—
Employee Stock Purchase Plan	—	238	—
Unvested Restricted Stock (including Restricted Stock Units)	—	179	—

Diluted weighted average common and potential common shares outstanding	31,494	31,224	31,159

Weighted average options, warrants, restricted stock units and ESPP shares to purchase a total of 3,675,163 shares, 3,149,937 shares and 3,833,226 shares of common stock for the years ended December 31, 2010, 2009 and 2008 respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

6.	Stockholders’ Equity

Preferred Stock

The Company has a total of 2,000,000 shares of Series A and Series B preferred stock authorized for issuance at a par value of $0.001 per share. No preferred shares are currently issued or outstanding.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Shares Reserved for Future Issuance

The Company has reserved shares of common stock for possible future issuance as of December 31, 2010 as follows (in thousands):

Amount
Stock options outstanding under the 2009 Omnibus Incentive Compensation Plan and previous plans	4,592
Restricted stock units outstanding	829
Future grants of awards under the 2009 Omnibus Incentive Compensation Plan	859

Total shares of common stock reserved for issuance	6,280

Treasury Stock

During the year ended December 31, 2008, the Company repurchased a total of 2,435,853 shares of its outstanding common stock for $25.0 million. The Repurchase Program was completed in the third quarter of 2008. The Company currently holds these repurchased shares as treasury stock.

7.	Stock Incentive and Employee Stock Purchase Plans

During the year ended December 31, 2010, the Company granted awards under the 2009 Omnibus Incentive Compensation Plan (the “2009 Plan”). The Compensation Committee of the Board of Directors administers the plan.

Under the 2009 Plan, a maximum of 2.5 million shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units or other awards, including awards with alternative vesting schedules such as performance-based criteria.

For the years ended December 31, 2010, 2009 and 2008, the following table presents total share-based compensation expense in each functional line item on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of net revenues	$645	$743	$576
Research and development	2,368	2,608	2,063
Sales and marketing	1,164	1,149	954
General and administrative	2,294	2,382	2,590

Totals	$6,471	$6,882	$6,183

The per share fair values of stock options granted in connection with stock incentive plans and rights granted in connection with employee stock purchase plans have been estimated with the following weighted average assumptions.

	Employee Stock Options			Employee Stock Purchase Rights
	2010	2009	2008	2010	2009	2008
Expected dividend yield	0%	0%	0%	0%	0%	0%
Risk-free interest rate	2.2%	1.9%	2.5%	0.5%	0.5%	0.5%
Volatility	53%	73%	70%	60%	80%	71%
Expected term (in years)	5.8	5.6	5.3	1.3	1.2	1.2

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The Compensation Committee of the Board of Directors determines eligibility, vesting schedules and exercise prices for options granted. Options granted under the 2009 Plan and previous plans generally have a term of ten years, and in the case of new hires, generally vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of thirty-six months thereafter. Subsequent option grants to existing employees generally vest and become exercisable ratably on a monthly basis over a period of 48 months measured from the date of grant.

A summary of stock option activity for the year ended December 31, 2010 is presented below (dollars and shares in thousands, except per share data):

	Stock Options Outstanding	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years )	Aggregate Intrinsic Value
Options outstanding December 31, 2009	4,179	$13.38
Granted	881	7.08
Exercised	(90)	5.02
Cancelled	(378)	31.12

Balance December 31, 2010	4,592	$10.88	6.34	$6,714

Options Exercisable, December 31, 2010	3,070	$12.69	5.15	$2,622

The total intrinsic value of options exercised to purchase common stock during the years ended December 31, 2010, 2009 and 2008 was approximately $364,000, $633,000 and $26,000, respectively. As of December 31, 2010, total unrecognized share-based compensation cost related to unvested stock options was $5.5 million, which is expected to be recognized over a weighted average period of approximately 2.3 years. The total fair value of option awards recognized as expense during the years ended December 31, 2010, 2009 and 2008 was approximately $3.5 million, $3.6 million and $3.5 million, respectively. The weighted average fair value of option awards granted during years ended December 31, 2010, 2009 and 2008 was $3.62, $4.07 and $3.82, respectively.

Restricted Stock Units

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

During 2010, the Compensation Committee of the Board of Directors, pursuant to the 2009 Plan, awarded employees a total of 620,236 RSUs, including 235,900 RSUs to Enfora employees in connection with the acquisition (the “Enfora RSUs”), at fair values ranging from $6.95 per share to $9.76 per share. Generally, one-third of the shares underlying each grant become issuable on the anniversary of each grant date, assuming continued employment or other qualifying service to the Company through such date. However, one-fourth of the shares underlying each grant of the Enfora RSUs become issuable on the anniversary of each grant date, assuming continued employment or other qualifying service to the Company through such date. Based on the fair value of the Company’s common stock price at the grant dates, the Company estimated the aggregate fair value of these awards at approximately $5.0 million. The estimated fair value of these awards is being amortized to compensation expense for each grant on a straight-line basis over the estimated service period.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2009, the Compensation Committee of the Board of Directors, awarded a total of 424,416 RSUs to employees at fair values ranging from $5.51 per share to $11.83 per share. Generally, one-third of the shares underlying each grant become issuable on the anniversary of each grant date, assuming continued employment or other qualifying service to the Company through such date. Based on the fair value of the Company’s common stock price at the grant dates, the Company estimated the aggregate fair value of these awards at approximately $2.5 million. The estimated fair value of these awards is being amortized to compensation expense for each grant on a straight-line basis, which is predominately over a three-year service period.

During 2008, the Compensation Committee of the Board of Directors, awarded a total of 83,595 RSUs to employees at fair values ranging from $3.00 per share to $3.50 per share. One-third of the shares underlying each grant becomes issuable on January 16, 2009, 2010, and 2011, assuming continued employment or other qualifying service to the Company through such date. The Company estimated the aggregate fair value of these awards to the employees at approximately $263,000, based on the fair value of the Company’s common stock price at the grant date. The estimated fair value of these awards is being amortized to compensation expense for each grant on a straight-line basis over the three-year service period.

During 2007, the Compensation Committee of the Board of Directors, awarded a total of 106,773 RSUs to employees and six non-employee directors at fair values ranging $10.40 per share to $25.22 per share. The shares underlying the RSUs become issuable in three equal annual installments beginning on the first anniversary of the grant date, assuming continued employment or other qualifying service to the Company through each vesting date. The Company estimated the aggregate fair value of these awards to the employees and non- employee directors at approximately $1.3 million, based on the fair value of the Company’s common stock price at the grant date. Compensation cost is being amortized to compensation expense for each grant on straight-line basis over the three-year service period.

In January 2007 and October 2007, the Compensation Committee of the Board of Directors also awarded a total of 100,000 RSUs and 150,000 RSUs to certain executives and to the Company’s Executive Chairman, respectively, at fair values of $10.40 and $25.49 per share, respectively. One-third of the shares underlying each grant became issuable annually each January, commencing in 2008, subject to achievement of specific operating metrics in fiscal 2007 and continued employment through each vesting date. As of December 31, 2007, all of the operating metrics had been achieved resulting in satisfaction of the performance conditions for the awards. The Company estimated the aggregate fair value of these awards at approximately $4.8 million, which was amortized to compensation expense on a straight-line basis for each vesting tranche. The total fair value of these performance based RSUs recognized as expense during the years ended December 31, 2009 and 2008 was approximately $654,000 and $1.8 million, respectively. No performance based equity awards were made to executives for the years ended December 31, 2010, 2009, and 2008.

A summary of restricted stock unit activity for the year ended December 31, 2010 is presented below (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	497	$10.59
Granted	620	8.06
Vested	(240)	7.58
Forfeited	(48)	6.69

Non-vested at December 31, 2010	829	$9.80

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, there was $4.8 million of unrecognized compensation cost related to non-vested RSUs. That cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of RSUs recognized as expense during the years ended December 31, 2010, 2009 and 2008 was $1.7 million, $2.1 million and $2.2 million, respectively.

2000 Employee Stock Purchase Plan

The Company’s 2000 ESPP permits eligible employees of the Company to purchase newly issued shares of common stock, at a price equal to 85% of the lower of the fair market value on (i) the first day of the offering period or (ii) the last day of each six-month purchase period, through payroll deductions of up to 10% of their annual cash compensation. In June 2009, the Company’s shareholders approved an amendment to the ESPP to increase the number of shares available for issuance under the ESPP by 750,000 shares, extend the term of the ESPP to June 2019, cease the automatic annual increase in the number of shares available for issuance under the ESPP and make certain other technical changes.

During the years ended December 31, 2010, 2009 and 2008, the Company issued 514,540, 425,941 and 78,050 shares, respectively, under the ESPP. During the years ended December 31, 2010, 2009 and 2008, the Company received $1.7 million, $1.3 million and $726,000, respectively, in cash through employee withholdings.

On November 4, 2010, the Company announced the termination of the ESPP as of November 15, 2010 due to a lack of available shares. The cancellation of the awards was accounted for as a repurchase for no consideration. The previously unrecognized compensation cost as of November 15, 2010 of $316,000 was fully expensed in the fourth quarter of 2010.

The total fair value of ESPP awards recognized as expense during the years ended December 31, 2010, 2009 and 2008 was $944,000, $1.2 million and $494,000, respectively.

8.	Income Taxes

Total income taxes for the years ended December 31, 2010, 2009 and 2008 were allocated as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
To income	$7,893	$527	$(947)
To stockholders’ equity	277	232	185

Total income taxes	$8,170	$759	$(762)

Income (loss) before taxes for the years ended December 31, 2010, 2009 and 2008 is comprised of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$(27,091)	$2,674	$(3,480)
Foreign	1,534	1,765	1,290

Income (loss) before taxes	$(25,557)	$4,439	$(2,190)

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes for the years ended December 31, 2010, 2009 and 2008 is comprised of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(3,602)	$76	$3,230
State	11	288	342
Foreign	43	(9)	60

Total Current	(3,548)	355	3,632

Deferred:
Federal	9,882	(230)	(3,299)
State	789	1,054	(1,299)
Foreign	770	(652)	19

Total Deferred	11,441	172	(4,579)

Provision (benefit) for income taxes	$7,893	$527	$(947)

The Company’s deferred tax assets consist of the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Accrued expenses	$3,592	$5,051
Inventory obsolescence provision	2,510	1,587
Depreciation and amortization	4,166	3,685
Deferred rent	391	131
Net operating loss and tax credit carryforwards	22,911	6,642
Stock-based compensation	4,972	4,420
Unrecognized tax benefits	1,181	981

Deferred tax assets	39,723	22,497
Deferred tax liabilities:
Amortization of acquired intangibles	(15,619)	—

Net deferred tax assets	24,104	22,497
Valuation allowance	(21,783)	(3,897)

Net deferred tax assets	$2,321	$18,600

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

After a review of the four sources of taxable income described above and after considering the possibility of being in a three year cumulative loss position at the end of 2010, the Company recognized an increase in the valuation allowance related to its U.S.-based deferred tax amounts, with a corresponding charge to income tax expense, of $14.8 million during the quarter ended June 30, 2010.

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment at December 31, 2010 is that the Company is in a three-year historical cumulative loss position. This fact, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

Related to the Company’s acquisition of Enfora on November 30, 2010, the Company assumed U.S.-based net deferred tax liabilities of $4.8 million. This net deferred tax liability predominantly resulted from the estimated future tax impact of fair values assigned to intangible assets purchased upon the acquisition of Enfora as offset by Enfora related estimated deferred tax assets resulting from net operating loss and research and development tax credit carry forwards generated prior to the acquisition of Enfora by the Company. Consistent with accounting guidance, the Company released $4.8 million of its U.S.-based valuation allowance related to the then existing 100% valuation allowance against the Company’s U.S.-based deferred tax assets.

At December 31, 2010, the allowance consisted of $18.9 million relating to the Company’s domestic tax assets and $2.9 million related to the Company’s Canadian deferred tax assets. At December 31, 2009, the allowance consisted of $2.2 million relating to the Company’s domestic net operating loss and tax credit carryforwards and $1.7 million related to certain to the Company’s Canadian deferred tax assets.

The net unreserved portion of the Company’s remaining deferred tax assets at December 31, 2010 primarily related to research and development tax credits associated with the Company’s Canadian subsidiary.

During the years ended December 31, 2010 and 2009, the Company recorded deferred income tax expense of $17.9 million and $1.2 million, respectively, related to the changes in the valuation allowances on deferred tax assets. During the year ended 2008, the Company recorded a deferred income tax expense of $1.4 million related to the changes in the valuation allowances on deferred tax assets.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 34% in 2010, 2009 and 2008 to income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Federal tax provision, at statutory rate	$(8,690)	$1,509	$(745)
State tax, net of federal benefit	(509)	87	(47)
Change in valuation allowance—current year deferred tax assets	7,888	1,152	1,352
Change in valuation allowance—prior year deferred tax assets	14,840	—	—
Tax benefit from business combination	(4,838)	—	—
Research and development credits	(2,044)	(3,073)	(3,259)
Share-based compensation	917	1,106	1,083
Merger fees	674	—	—
Uncertain tax positions	322	(528)	365
Other	(667)	274	304

	$7,893	$527	$(947)

At December 31, 2010, the Company has U.S. federal net operating loss carryforwards of approximately $40.6 million. Federal net operating loss carryforwards expire at various dates from 2025 through 2029. The Company has California net operating loss carryforwards of approximately $12.9 million, which expire at various dates from 2014 through 2030. On October 8, 2010, the State of California extended tax legislation that, among other things, placed a moratorium on the use of net operating loss carryforwards and limited the use of certain tax credits to reduce state income tax liability in 2010 and 2011. The Company has a California research and development tax credit carryforwards of approximately $4.0 million. The California tax credits have no expiration date. The Company also has federal research and development tax credit carryforwards of approximately $2.4 million. The federal tax credits expire at various dates from 2024 through 2029.

It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2010 and 2009, the total liability for unrecognized tax benefits was $12.0 million and $14.4 million, respectively, and is included in other long-term liabilities.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Amount
Unrecognized tax benefits balance at December 31, 2007	$41,339
Increases related to current and prior year tax positions	96
Settlements and lapses in statutes of limitations	—

Unrecognized tax benefits balance at December 31, 2008	41,435
Increases related to current and prior year tax positions	2,590
Settlements and lapses in statutes of limitations	(2,890)

Unrecognized tax benefits balance at December 31, 2009	41,135
Increases related to current and prior year tax positions	251
Settlements and lapses in statutes of limitations	—

Unrecognized tax benefits balance at December 31, 2010	$41,386

Included in the balances of unrecognized tax benefits at December 31, 2010 are $9.7 million of tax benefits that, if recognized, would affect the effective tax rate. The Company’s estimate of these unrecognized tax benefits does not contemplate the potential impact of deferred tax asset valuation allowances.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2010 and 2009, the Company recorded approximately $2.3 million and $1.4 million, respectively, of accrued interest related to uncertain tax positions.

In the third quarter of 2011, the Company may release $11.4 million of its liability for unrecognized tax benefits due to the expiration of the statute of limitations applicable to the 2007 taxable year.

The Company and its subsidiaries file U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The California Franchise Tax Board is currently conducting an examination of the Company’s California income tax returns for 2006 and 2007. The Company is also subject to various federal income tax examinations for the 2001 through 2009 calendar years due to the availability of net operating loss carryforwards. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.

9.	Commitments and Contingencies

Capital Leases

The Company did not purchase equipment under capital leases during the year ended December 31, 2010 and 2009. During the years ended December 31, 2008, the Company purchased equipment under capital leases for $150,000. At December 31, 2010 and 2009, assets held under capital leases had a net book value of $154,000 and $348,000, respectively, net of accumulated amortization of $356,000 and $312,000, respectively.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2010 (in thousands):

For the Period Ending December 31,	Amount
2011	$114
2012	47
2013	—

Total minimum lease payments	161
Less: amounts representing interest	(6)

Present value of net minimum lease payments	155
Less: current portion	(100)

Long-term portion	$55

Operating Leases

The Company leases its office space and certain equipment under non-cancelable operating leases with various terms through 2015. The minimum annual rent on the Company’s office space is subject to increases based on stated rental adjustment terms, property taxes and operating costs and contains rent concessions. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Rental expense under operating leases in 2010, 2009 and 2008 was $3.5 million, $3.1 million and $3.0 million, respectively. The Company’s office space lease contains incentives in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements incurred by the Company which are recorded to rent expense on a straight-line basis over the term of the lease.

The minimum future lease payments under non-cancelable operating leases as of December 31, 2010 are as follows (in thousands):

For the Period Ending December 31,	Amount
2011	$3,552
2012	3,157
2013	2,719
2014	2,806
Thereafter	2,354

Total minimum lease payments	$14,588

Committed Purchase Orders

The Company has entered into purchase commitments totaling approximately $144.1 million with certain contract manufacturers under which the Company has committed to buy a minimum amount of designated products between January 2011 and July 2011. In certain of these agreements, the Company may be required to acquire and pay for such products up to the prescribed minimum or forecasted purchases.

Royalties

The Company has license agreements which require it to make royalty payments generally based on a percentage of the sales price of its products using certain technologies. During the year ended December 31, 2008, the Company revised its estimate of its contingent liability for royalty costs and reduced its liability by

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2.3 million. The change in this estimate was reflected as a reduction of royalty expense in the year ended December 31, 2008. In the years ended 2010, 2009 and 2008, the Company incurred royalty expense of $17.1 million, $19.1 million and $14.8 million, respectively.

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

Legal Matters

The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. For example, the Company is currently named as a defendant or co-defendant in a number of patent infringement lawsuits in the U.S. and is indirectly participating in other U.S. patent infringement actions pursuant to its contractual indemnification obligations to certain customers. Based on evaluation of these matters and discussions with Company’s counsel, the Company believes that liabilities arising from or sums paid in settlement of these existing matters would not have a material adverse effect on its consolidated results of operations or financial condition.

On September 15, 2008 and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al., Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). In May 2010, the district court re-captioned the case In re Novatel Wireless Securities Litigation. The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In May 2010, the court entered an order granting the plaintiffs’ motion for class certification and certified a class of purchasers of Company common stock between February 27, 2007 and September 15, 2008. On February 14, 2011, following extensive discovery, the Company filed a motion for summary judgment on all of plaintiffs’ claims. The motion is set for hearing on March 21, 2011. The court has set a trial date of May 10, 2011. The Company intends to defend this litigation vigorously. We are unable at this time to estimate the effects of this lawsuit on our financial position, results of operations or cash flows.

On October 8, 2008, a purported shareholder, Jerry Rosenbaum, filed a derivative action in the Superior Court for the State of California, County of San Diego, against the Company, as nominal defendant, and certain of our current and former officers and directors, as defendants. Two other purported shareholders, Mark Campos and Chris Arnsdorf, separately filed substantially similar lawsuits in the same court on October 20, 2008 and November 5, 2008, respectively. On October 16, 2009, the plaintiffs filed a consolidated complaint. The consolidated complaint, Case No. 37-2008-00093576-CU-NP-CTL, alleges claims for breaches of fiduciary duties, violations of certain provisions of the California Corporations Code, unjust enrichment, and gross mismanagement. In February 2010, the court granted the defendants’ motion to stay the action pending the resolution of the federal securities class action described above. In July 2010, the parties executed a memorandum of understanding setting forth the terms to be included in a contemplated settlement. Any settlement would be subject to court approval. The memorandum of understanding does not contemplate any restitution from the defendants. Following execution of the memorandum of understanding, plaintiffs conducted certain confirmatory discovery and sought to negotiate an award of legal fees as part of the terms to be included in a stipulation of settlement. Plaintiffs have since purported to terminate the memorandum of understanding. On January 28, 2011, the court held an informal status conference, at which plaintiffs requested that the court lift the stay of the action. The court declined plaintiffs’ request. Following certain additional confirmatory discovery, the Company anticipates seeking to enforce the terms of the parties’ memorandum of understanding. At this time the Company is unable to estimate the amount of attorneys fees that may be approved by the court.

Indemnification

In the normal course of business, the Company periodically enters into agreements that require the Company to indemnify and defend its customers for, among other things, claims alleging that the Company’s products infringe third-party patents or other intellectual property rights. The Company’s maximum exposure under these indemnification provisions cannot be estimated but the Company does not believe that there are any matters individually or collectively that would have a material adverse effect on its financial condition.

10.	Segment Information and Concentrations of Risk

Segment Information

The Company operates in the wireless broadband technology industry and senior management makes decisions about allocating resources based on the following reportable segments:

Mobile Computing Products segment—includes our MiFi products, USB and PC-card modems and Embedded Modules that enable data transmission ad services via cellular wireless networks. All products within the segment represent a single product family.

M2M Products and Solutions segment—includes our intelligent asset-management solutions utilizing wireless technology and M2M communications acquired with our acquisition of Enfora (Note 2).

Segment revenues and segment operating income (loss) represent the primary financial measures used by senior management to assess performance and include the revenue, cost of goods sold, sales and operating

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses for which management is held accountable. Segment expenses include sales and marketing, research and development, administration, and amortization expenses that are directly related to individual segments. Segment earnings (loss) also includes acquisition-related costs, purchase price amortization, restructuring and integration costs.

The table below presents revenue and income (loss) from operations for our reportable segments (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net revenue from external customers:
Mobile Computing Products	$332,464	$337,422	$320,973
M2M Products and Solutions	6,478	—	—

Total	$338,942	$337,422	$320,973

Operating income (loss):
Mobile Computing Products	$(23,027)	$2,750	$(5,743)
M2M Products and Solutions	(1,975)	—	—

Total	$(25,002)	$2,750	$(5,743)

	Year Ended December 31,
	2010	2009
Identifiable assets by reportable segment:
Mobile Computing Products	$217,445	$277,394
M2M Products and Solutions	84,663	—

Total	$302,108	$277,394

The Company has operations in the United States, Canada, Europe and Asia. The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe and Asia (in thousands):

	Year Ended December 31,
	2010	2009
United States	$293,227	$271,941
Canada	8,059	4,436
Europe	318	967
Asia	504	50

	$302,108	$277,394

The following table details the Company’s concentration of net revenues by geographic region based on shipping destination:

	Year Ended December 31,
	2010	2009	2008
North America	95.0%	93.0%	64.0%
Europe / Middle East / Africa	4.7	6.6	36.0
Asia / Australia	0.3	0.4	0.0

	100.0%	100.0%	100.0%

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Risk

Substantially all of the Company’s revenue is derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s revenue comes from a small number of customers. Two customers accounted for 55.7% and 17.1% of 2010 net revenues. Three customers accounted for 38.1%, 20.5% and 10.7% of 2009 net revenues. Four customers accounted for 26.2%, 16.1%, 15.4% and 12.6% of 2008 net revenues. All significant customers are included in the Company’s Mobile Computing Products segment.

The Company outsources its manufacturing to five third-party manufacturers. If they were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel the underlying order, which would negatively impact the Company’s revenues and results of operations.

11.	Retirement Savings Plan

The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions amounted to approximately $1.0 million, $858,000 and $803,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Employer matching contributions vest over a two-year period. The Company has a registered retirement savings plan for its Canadian employees. Substantially all of the Company’s Canadian employees are eligible to participate in this plan. Employees make discretionary contributions to the plan subject to local limitations. Employer contributions amounted to approximately $236,000, $472,000 and $223,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

12.	Related Party Transactions

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

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2010 and 2009.

	Quarter
	First	Second (1)	Third	Fourth
	(in thousands, except per share amounts)
2010:
Net revenues	$72,239	$71,823	$75,602	$119,278
Gross profit	17,769	13,592	13,190	21,743
Net loss applicable to common stockholders	(3,389)	(22,039)	(7,105)	(917)
Basic net loss per common share	(0.11)	(0.70)	(0.22)	(0.03)

2009:
Net revenues	$70,393	$84,100	$94,293	$88,636
Gross profit	16,056	18,556	29,805	23,241
Net income (loss) applicable to common stockholders	(2,463)	(800)	6,223	952
Basic net earnings (loss) per common share	(0.08)	(0.03)	0.20	0.04
Diluted net earnings (loss) per common share	(0.08)	(0.03)	0.20	0.04

(1)	During the third quarter of 2010, the Company corrected its income tax expense due to an error in its over accrual for uncertain tax positions for the three months ended June 30, 2010. The Company analyzed this accounting error and determined that it is immaterial to all prior periods impacted and to the current year financial statements. As a result of this analysis, the Company recorded the correcting entry related to this income tax expense adjustment in the quarter ended June 30, 2010. This adjustment resulted in a $777,000 favorable change to net loss and a $0.03 favorable change to basic and diluted net loss per common share in the second quarter of 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc.

We have audited the accompanying consolidated balance sheets of Novatel Wireless, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2010 listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novatel Wireless, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended December 31, 2010, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Novatel Wireless, Inc.’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 16, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Novatel Wireless, Inc. and subsidiaries (the Company) for the year ended December 31, 2008. In connection with our audit of these consolidated financial statements, we also have audited financial statement Schedule II for the year ended December 31, 2008. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule II based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Novatel Wireless, Inc. and subsidiaries for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II for the year ended December 31, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Diego, California

March 15, 2009

SCHEDULE II

NOVATEL WIRELESS, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2010, 2009 and 2008 (in thousands):

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2010	$741	$141	$654	$228
December 31, 2009	1,010	35	304	741
December 31, 2008	378	1,256	624	1,010
Warranty:
December 31, 2010	3,039	1,350	2,110	2,279
December 31, 2009	3,471	2,580	3,012	3,039
December 31, 2008	3,077	2,281	1,887	3,471
Deferred Tax Asset Valuation Allowance:
December 31, 2010	3,897	22,724	4,838	21,783
December 31, 2009	2,746	1,151	—	3,897
December 31, 2008	1,394	1,352	—	2,746
Sales Returns Allowance:
December 31, 2010	303	188	145	346
December 31, 2009	478	194	369	303
December 31, 2008	174	743	439	478

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 5, 2010, by and between Novatel Wireless, Inc., England Acquisition Corp. and Enfora, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 10, 2010).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000, as amended).

4.2	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.3	Registration Rights Agreement, dated as of March 12, 2003, entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.4	Registration Rights Agreement, dated as of January 13, 2004, entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1*	Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000 as amended).

10.2*	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.3*	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

Exhibit Number	Description

10.4*	Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.7*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.8*	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed November 10, 2009).

10.9*	Form of Restricted Share Award Agreement for restricted stock granted to non-employee directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.10*	Form of Restricted Share Award Agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.11*	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed November 2, 2009).

10.12*	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.13*	Employment Agreement, dated November 2, 2007, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007).

10.14*	2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 24, 2009).

10.15*	2010 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 13, 2010).

10.16*	Form of Severance Agreement between Novatel Wireless, Inc. and each of Kenneth G. Leddon and Robert M. Hadley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 2, 2010.

21**	Subsidiaries of Novatel Wireless, Inc.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2**	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (See signature page).

Exhibit Number	Description

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan, or arrangement
**	Filed herewith