Form 10-Q
period 2011-03-31
NOVATEL WIRELESS INC
filed 2011-05-10
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 6, 2011 was 32,049,484

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

•

our reliance on third parties to procure components and manufacture our products, including some of our product component suppliers in Japan that have been unable to deliver sufficient quantities of components as a result of the effects of the earthquake and tsunami that occurred in Japan in March 2011;

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We undertake no obligation to publicly update or revise any forward-looking statements, except to the extent required by law.

Trademarks

“Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MiFi OS”, “MiFi Home”, “MobiLink”, “Ovation,” “Expedite”, “Freedom Box”, “Merlin”, “MiFi.Freedom. My Way”, “Conversa”, “TotalMobileInternet”, “NovaSpeed”, “NovaCore” and “NovaDrive” are trademarks of Novatel Wireless, Inc. “Enfora”, the Enfora logo, “Spider”, “Enabling Information Anywhere”, “Enabler”, “eWide” and “N4A” are trademarks of Enfora, Inc. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2011	December 31, 2010
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$13,713	$17,375
Marketable securities	25,370	59,775
Accounts receivable, net of allowance for doubtful accounts of $261 at March 31, 2011 and $228 at December 31, 2010	44,143	63,570
Inventories	55,378	43,094
Deferred tax assets, net	221	218
Prepaid expenses and other	4,832	6,961

Total current assets	143,657	190,993
Property and equipment, net of accumulated depreciation of $51,196 at March 31, 2011 and $48,223 at December 31, 2010	20,530	21,281
Marketable securities	19,831	20,676
Intangible assets, net of accumulated amortization of $5,941 at March 31, 2011 and $4,019 at December 31, 2010	42,343	44,265
Goodwill	22,258	22,258
Deferred tax assets, net	2,103	2,103
Other assets	532	532

Total assets	$251,254	$302,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,666	$77,769
Accrued expenses	22,391	26,050

Total current liabilities	75,057	103,819
Capital lease obligations, long-term	27	55
Other long-term liabilities	12,225	12,831

Total liabilities	87,309	116,705

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 32,032 and 31,852 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	32	32
Additional paid-in capital	424,998	424,270
Accumulated other comprehensive income (loss)	(77)	21
Accumulated deficit	(236,008)	(213,920)

	188,945	210,403
Treasury stock at cost; 2,436 common shares at March 31, 2011 and December 31, 2010, respectively	(25,000)	(25,000)

Total stockholders’ equity	163,945	185,403

Total liabilities and stockholders’ equity	$251,254	$302,108

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenues	$61,784	$72,239
Cost of net revenues	55,790	54,470

Gross profit	5,994	17,769

Operating costs and expenses:
Research and development	15,559	11,342
Sales and marketing	7,384	6,744
General and administrative	4,593	4,373
Amortization of purchased intangible assets	528	—

Total operating costs and expenses	28,064	22,459

Operating loss	(22,070)	(4,690)
Other income (expense):
Interest income, net	158	198
Other income (expense), net	122	(139)

Loss before income taxes	(21,790)	(4,631)
Income tax expense (benefit)	298	(1,242)

Net loss	$(22,088)	$(3,389)

Per share data:
Net loss per share:
Basic	$(0.69)	$(0.11)

Diluted	$(0.69)	$(0.11)

Weighted average shares used in computation of basic and diluted net loss per share:
Basic	31,900	31,185

Diluted	31,900	31,185

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(22,088)	$(3,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,908	2,653
Provision for bad debts	22	(116)
Inventory provision	120	487
Share-based compensation expense	1,295	1,393
Excess tax benefits from equity based compensation	(50)	(88)
Non-cash income tax expense (benefit)	(658)	677
Changes in assets and liabilities:
Accounts receivable	19,406	2,951
Inventories	(12,404)	5,438
Prepaid expenses and other assets	2,515	(1,293)
Accounts payable	(25,926)	(2,036)
Accrued expenses, income taxes, and other	(3,665)	3,242

Net cash provided by (used in) operating activities	(36,525)	9,919

Cash flows from investing activities:
Purchases of property and equipment	(1,412)	(806)
Purchases of securities	(10,878)	(55,882)
Securities maturities/sales	45,644	33,414

Net cash provided by (used in) investing activities	33,354	(23,274)

Cash flows from financing activities:
Principal payments under capital lease obligations	(28)	(48)
Proceeds from stock option exercises net of taxes paid on vested restricted stock units	(568)	(598)
Excess tax benefits from equity based compensation	50	88

Net cash used in financing activities	(546)	(558)
Effect of exchange rates on cash and cash equivalents	55	(48)

Net decrease in cash and cash equivalents	(3,662)	(13,961)
Cash and cash equivalents, beginning of period	17,375	100,025

Cash and cash equivalents, end of period	$13,713	$86,064

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2	$5
Income taxes	$—	$177
Non cash investing activity:
Marketable equity securities received in settlement of note receivable	$384	$—

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at March 31, 2011 and the results of the Company’s operations for the three months ended March 31, 2011 and 2010 are unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies used in preparing these consolidated financial statements are the same as those described in the Company’s Form 10-K with the exception of new accounting pronouncements adopted in 2011. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, valuation of contingent consideration, royalty costs, provision for warranty costs, income taxes and share-based compensation expense.

Difficult global economic conditions, tight credit markets, volatile equity, foreign currency and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in these estimates and assumptions. As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy, actual results could differ significantly from these estimates.

New Accounting Pronouncements

In December 2010, the FASB updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that, for any reporting unit with a zero or negative carrying amount, the entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company has adopted the updated guidance for its consolidated financial statements as of the fiscal year beginning January 1, 2011 and there was no material impact upon adoption.

In December 2010, the FASB updated its guidance related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only. The updated guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company early adopted the updated guidance during its fiscal year ended December 31, 2010 and there was no material impact upon adoption.

2. Merger and Acquisition Activities

Acquisition of Enfora

On November 30, 2010, the Company completed the acquisition of Enfora, a provider of intelligent asset-management solutions utilizing wireless technology and M2M communications. The acquisition of Enfora diversifies the Company’s customer base and product lines into adjacent markets and advances the Company’s strategy of providing intelligent devices to all end markets - enterprise, consumer and vertical applications.

Enfora’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from the date of acquisition. The Company may adjust the preliminary purchase price allocation after obtaining more information regarding preliminary estimates of net deferred tax assets and potential limitations on their use. The revenue and operating results contributed by Enfora during the three months ended March 31, 2011 are disclosed in the Company’s Segment Information and Concentrations of Risk footnote (see Note 7).

Actual and Pro Forma Results of Enfora Acquisition

The following table presents the unaudited actual results for the three months ended March 31, 2011, and pro forma results for the three months ended March 31, 2010. The unaudited pro forma financial information for the three months ended March 31, 2010 combines the results of operations of Novatel Wireless and Enfora as though the companies had been combined as of the beginning of fiscal 2009 as previously reported in our Form 10-K. The pro forma financial information is presented for informational purposes only. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2009. The following unaudited actual and pro forma results presented include amortization charges for acquired intangible assets, inventory fair value adjustments, eliminations of intercompany transactions, adjustments to interest expense, reduction in share-based compensation and related tax effects (in thousands):

	Three Months Ended March 31,
	2011	2010 (1)
Net revenue	$61,784	$87,963
Net loss	(22,088)	(3,257)

(1)	Pro Forma results

Acquisition consideration

Under the terms of the acquisition agreement, the Company paid cash of $64.5 million and additional cash of $13.0 million for an agreed upon amount of Enfora working capital. The Company also agreed to pay additional consideration (“contingent consideration”) of up to $6.0 million based on the operating results of Enfora for the 15 month period from October 1, 2010 to December 31, 2011. The estimated fair value of this contingent consideration at the acquisition date was $0.9 million, resulting in total estimated cash to be paid of $78.4 million. During the quarter ended March 31, 2011, the Company revised its estimate of contingent consideration to $0 and has accordingly reflected this change as a benefit to general and administrative expenses for the quarter ended March 31, 2011.

3. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

March 31, 2011	Maturity in Years	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Government agency securities	1 or less	$3,108	$—	$—	$3,108
Municipal bonds	1 or less	2,257	(2)	—	2,255
Certificates of deposit	1 or less	1,680	—	2	1,682
Corporate debentures / bonds	1 or less	18,306	—	19	18,325

Total short-term marketable securities		25,351	(2)	21	25,370

Government agency securities	1 to 2	10,668	(4)		10,664
Municipal bonds	1 to 2	2,165	(37)	—	2,128
Certificates of deposit	1 to 2	1,438	—	7	1,445
Corporate debentures / bonds	1 to 2	5,272	(25)	—	5,247
Marketable equity securities	N/A	384	(37)	—	347

Total long-term marketable securities		19,927	(103)	7	19,831

		$45,278	$(105)	$28	$45,201

December 31, 2010	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debenture/bonds	1 or less	$33,356	$31	$(3)	$33,384
Municipal bonds	1 or less	5,259	—	(4)	5,255
Certificates of deposit	1 or less	925	—	—	925
Government agency securities	1 or less	20,207	4	—	20,211

Total short-term marketable securities		59,747	35	(7)	59,775

Corporate debenture/bonds	1 to 2	8,808	—	(14)	8,794
Certificates of deposit	1 to 2	2,397	6	—	2,403
Government agency securities	1 to 2	9,478	1	—	9,479

Total long-term marketable securities		20,683	7	(14)	20,676

		$80,430	$42	$(21)	$80,451

As of March 31, 2011, the Company recorded a net unrealized loss of $77,000. The Company’s net unrealized loss is the result of market conditions affecting its fixed-income, debt and equity securities, which are included in accumulated other comprehensive (loss) income in the consolidated balance sheet.

As of March 31, 2011, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than twelve months. Considering the quality of its investment securities and its historical investment management trends, the Company believes that the unrealized losses at March 31, 2011 represent a temporary condition and will not result in any significant realized losses on sale or maturity of the securities.

Inventories

Inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Finished goods	$51,968	$36,764
Raw materials and components	3,410	6,330

	$55,378	$43,094

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Royalties	$3,142	$6,461
Payroll and related expenses	6,802	5,704
Product warranty	2,349	2,279
Market development fund and price protection	1,139	1,452
Deferred rent	1,190	1,092
Professional fees	872	1,103
Other	6,897	7,959

	$22,391	$26,050

Accrued Warranty Obligations

Accrued warranty obligations consist of the following (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Warranty liability at beginning of period	$2,279	$3,039
Additions charged to operations	864	818
Deductions from liability	(794)	(707)

Warranty liability at end of period	$2,349	$3,150

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

4. Intangible Assets

The Company’s amortizable purchased intangible assets resulting from its acquisition of Enfora are composed of (in thousands):

	March 31, 2011			December 31, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Developed technology-Modules	$18,500	$(771)	$17,729	$18,500	$(193)	$18,307
Trade name	12,800	(427)	12,373	12,800	(107)	12,693
Developed technology-Integrated Products	10,700	(713)	9,987	10,700	(178)	10,522
Covenant-not-to-compete agreements	1,020	(253)	767	1,020	(63)	957
Customer relationships	700	(23)	677	700	(6)	694
Backlog	500	(494)	6	500	(287)	213

Total amortizable purchased intangible assets	$44,220	$(2,681)	$41,539	$44,220	$(834)	$43,386

The following table presents details of the amortization of purchased intangible assets included in the cost of net revenues and general and administrative expense categories (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of net revenues	$1,319	$—
General and administrative expenses	528	—

Total amortization expense	$1,847	$—

The following table presents details of the amortization of existing purchased intangible assets that is currently estimated to be expensed in the remainder of 2011 and thereafter (in thousands):

Fiscal year:	Amount
2011 (remaining 9 months)	$4,886
2012	6,040
2013	5,803
2014	5,803
2015	5,624
2016	3,663
Thereafter	9,720

Total	$41,539

Additionally, at March 31, 2011 and December 31, 2010, the Company had $804,000 and $879,000, respectively, of acquired software licenses, net, representing rights to use certain software necessary for commercial sale of the Company’s products.

5. Fair Value Measurement of Assets and Liabilities

The Company’s fair value measurements relate to its cash equivalents, corporate bonds, and marketable equity securities, which are classified pursuant to authoritative guidance for fair value measurements. The Company places its cash equivalents and marketable securities in instruments that meet credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

The Company’s cash equivalents consist of its investment in money market securities and treasury bills. The Company’s marketable equity securities consist primarily of investments in common stock of an entity in the wireless industry. The Company values its investments in money market and equity securities based on quoted market prices in active markets (Level 1 of the fair value hierarchy).

The Company’s marketable securities consist primarily of investment-grade corporate bonds, municipal bonds, time deposits, and government and agency securities. These types of financial instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency (Level 2 of the fair value hierarchy). From time to time, the Company may utilize foreign exchange forward contracts. These contracts are valued using pricing models that take into account the currency rates as of the balance sheet date (level 2 of the fair value hierarchy).

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of March 31, 2011 (in thousands):

Description	March 31, 2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$1,139	$1,139	$—	$—
US Treasury securities	6,409	—	6,409	—

Total cash equivalents	7,548	1,139	6,409	—

Short-term marketable securities:
Government agency securities	3,108	—	3,108	—
Municipal bonds	2,255	—	2,255	—
Certificates of deposit	1,682	—	1,682	—
Corporate debentures / bonds	18,325	—	18,325	—

Total short-term marketable securities	25,370	—	25,370	—

Long-term marketable securities:
Government agency securities	10,664	—	10,664	—
Municipal bonds	2,128	—	2,128	—
Certificates of deposit	1,445	—	1,445	—
Marketable equity securities	347	347	—	—
Corporate debentures / bonds	5,247	—	5,247	—

Total long-term marketable securities	19,831	347	19,484	—

Total financial assets	$52,749	$1,486	$51,263	$—

There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2011. All of our long-term marketable debt securities had maturities of between one and two years in duration at March 31, 2011.

The table below presents Level 3 activity for our contingent consideration liability for the three months ended March 31, 2011 (in thousands):

Contingent consideration liability	Level 3
Beginning balance at January 1, 2011	$(880)
Adjustments	880

Ending balance at March 31, 2011	$—

As of March 31, 2011, the Company had no outstanding foreign exchange forward contracts. On December 31, 2010, the Company recorded an unrealized loss of $8,000 on its outstanding foreign currency exchange forward contracts. These contracts were utilized to hedge the Company’s Euro-denominated cash and accounts receivable balances.

For the three months ended March 31, 2011 and 2010, the Company recorded a loss of $19,000 and a gain of $157,000, respectively, on its Euro-denominated foreign exchange forward contracts. All recorded gains and losses on foreign exchange transactions are recorded in other (income) expense.

6. Share-Based Compensation

The Company included the following amounts for share-based compensation awards in the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2 0 11	2 0 10
Cost of revenues	$126	$143
Research and development	425	496
Sales and marketing	279	241
General and administrative	465	513

Totals	$1,295	$1,393

7. Segment Information and Concentrations of Risk

Segment Information

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company operates in the wireless broadband technology industry and senior management makes decisions about allocating resources based on the following reportable segments:

•

Mobile Computing Products segment - includes our MiFi products, USB and PC-card modems and Embedded Modules that enable data transmission ad services via cellular wireless networks. All products within the segment represent a single product family.

•	M2M Products and Solutions segment - includes our intelligent asset-management solutions utilizing wireless technology and M2M communications acquired with our acquisition of Enfora.

Segment revenues and segment operating income (loss) represent the primary financial measures used by senior management to assess performance and include the revenue, cost of goods sold, sales and operating expenses for which management is held accountable. Segment expenses include sales and marketing, research and development, administration, and amortization expenses that are directly related to individual segments. Segment earnings (loss) also includes acquisition-related costs, purchase price amortization, restructuring and integration costs.

The table below presents net revenue from external customers, income (loss) from operations and identifiable assets for our reportable segments (in thousands):

	Three Months Ended March 31,
	2011	2010
Net revenues by operating segment:
Mobile Computing Products	$49,796	$72,239
M2M Products and Solutions	11,988	—

Total	$61,784	$72,239

Operating loss:
Mobile Computing Products	$(16,681)	$(4,690)
M2M Products and Solutions	(5,389)	—

Total	$(22,070)	$(4,690)

	March 31, 2011	December 31, 2010

Identifiable assets by reportable segment:
Mobile Computing Products	$172,183	$217,445
M2M Products and Solutions	79,071	84,663

Total	$251,254	$302,108

The Company has operations in the United States, Canada, Europe and Asia. The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe and Asia (in thousands):

	March 31, 2011	December 31, 2010
United States	$242,714	$293,227
Canada	7,525	8,059
Europe	374	318
Asia	641	504

	$251,254	$302,108

The following table details the concentration of the Company’s net revenues by geographic region:

	Three months ended March 31,
	2011	2010
North America	94.1%	92.5%
Europe / Middle East / Africa	5.8	6.5
Asia / Australia	0.1	1.0

	100.0%	100.0%

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues are derived from a small number of customers. For the three months ended March 31, 2011, sales to our three largest customers accounted for 34%, 22% and 10% of net revenues. In the same period in 2010, sales to our two largest customers accounted for 56% and 15% of net revenues. No other customer accounted for more than ten percent of total net revenues in the three months ended March 31, 2011 and 2010.

The Company outsources its manufacturing to five third-party contract manufacturers. If one or more of these manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company’s revenues and results of operations.

The Company contracts with a number of suppliers in Japan. Some of these suppliers have been unable to deliver sufficient quantities of components as a result of the effects of the earthquake and tsunami that occurred in Japan in March 2011. The Company’s M2M products are being impacted significantly by these component shortages. The shortages have limited the Company’s ability to deliver against sales opportunities, negatively impacting gross margins. The Company has implemented mitigation plans, and currently expects a recovery during the second half of 2011.

8. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting of options and restricted stock units (“RSUs”) and employee stock purchase plan (“ESPP”) withholdings using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.

As of March 31, 2011 and 2010, basic and diluted weighted-average common shares outstanding were 31,899,757 and 31,184,917, respectively. As of March 31, 2011 and 2010, weighted-average options, RSUs, and ESPP shares to acquire a total of 3,944,684 and 4,109,926 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

9. Commitments and Contingencies

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

On September 15, 2008 and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al., Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). In May 2010, the district court re-captioned the case In re Novatel Wireless Securities Litigation. The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In May 2010, the court entered an order granting the plaintiffs’ motion for class certification and certified a class of purchasers of Company common stock between February 27, 2007 and September 15, 2008. On February 14, 2011, following extensive discovery, the Company filed a motion for summary judgment on all of plaintiffs’ claims. A trial date had been set for May 10, 2011. On March 15, 2011, the case was reassigned to a new district judge, the Honorable Anthony J. Battaglia. Following the reassignment, the court vacated the trial date pending the court’s consideration of dispositive motions. The motion for summary judgment was rescheduled for hearing on June 17, 2011. The Company intends to defend this litigation vigorously. We are unable at this time to estimate the effects of this lawsuit on our financial position, results of operations or cash flows.

On October 8, 2008, a purported shareholder, Jerry Rosenbaum, filed a derivative action in the Superior Court for the State of California, County of San Diego, against the Company, as nominal defendant, and certain of our current and former officers and directors, as defendants. Two other purported shareholders, Mark Campos and Chris Arnsdorf, separately filed substantially similar lawsuits in the same court on October 20, 2008 and November 5, 2008, respectively. On October 16, 2009, the plaintiffs filed a consolidated complaint. The consolidated complaint, Case No. 37-2008-00093576-CU-NP-CTL, alleges claims for breaches of fiduciary duties, violations of certain provisions of the California Corporations Code, unjust enrichment, and gross mismanagement. In February 2010, the court granted the defendants’ motion to stay the action pending the resolution of the federal securities class action described above. In July 2010, the parties executed a memorandum of understanding setting forth the terms to be included in a contemplated settlement. Any settlement would be subject to court approval. The memorandum of understanding does not contemplate any restitution from the defendants. Following execution of the memorandum of understanding, plaintiffs conducted certain confirmatory discovery and sought to negotiate an award of legal fees as part of the terms to be included in a stipulation of settlement. Plaintiffs have since purported to terminate the memorandum of understanding. On January 28, 2011, the court held an informal status conference, at which plaintiffs requested that the court lift the stay of the action. The court declined plaintiffs’ request. Following certain additional confirmatory discovery, the Company anticipates seeking to enforce the terms of the parties’ memorandum of understanding. At this time the Company is unable to estimate the amount of attorney’s fees that may be approved by the court.

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

10. Comprehensive Loss

Comprehensive loss consists of the following (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(22,088)	$(3,389)
Unrealized (loss) gain on cash equivalents and marketable securities, net of tax	(77)	21

Comprehensive loss	$(22,165)	$(3,368)

11. Income Taxes

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company is in a three-year historical cumulative loss position. This fact, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of March 31, 2011 (as described above), the Company recognized an increase in the valuation allowance primarily related to its U.S.-based deferred tax amounts resulting from carryforward net operating losses generated during the quarter ended March 31, 2011. These deferred tax benefits, combined with a corresponding charge to income tax expense of $5.5 million related to the increased valuation allowance, during the quarter ended March 31, 2011, resulted in an insignificant tax effective income tax rate for the quarter ended March 31, 2011. The Company’s valuation allowance was $27.3 million on gross deferred tax assets of $29.6 million at March 31, 2011. The net unreserved portion of the Company’s remaining deferred tax assets at March 31, 2011 primarily related to research and development tax credits associated with the Company’s Canadian subsidiary.

For the three months ended March 31, 2011, the Company recorded income tax expense, including discrete items, of $298,000. This amount varies from the tax benefit that would be computed at the U.S statutory rate resulting from its operating losses during the same period primarily due to an offsetting increase in the Company’s valuation allowance and expenses attributable to foreign operations.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of March 31, 2011 and December 31, 2010, the total liability for unrecognized tax benefits was $12.2 million and $12.0 million, respectively, and is included in other long-term liabilities. For the three months ended March 31, 2011, the Company included $154,000 of interest expense related to uncertain tax positions in its consolidated statements of operations.

In the third quarter of 2011, the Company may release $11.7 million of its liability for unrecognized tax benefits due to the expiration of the statute of limitations applicable to the 2007 taxable year.

The Company and its subsidiaries file U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The California Franchise Tax Board is currently conducting an examination of the Company’s California income tax returns for 2006 and 2007. The Internal Revenue Service is currently conducting an examination of the Company’s U.S. income tax return for 2009. The Company is also subject to various income federal tax examinations for the 2001 through 2009 calendar years due to the availability of net operating loss carryforwards. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of this report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010 contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview and Background

We are a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of mobile computing products principally includes intelligent mobile hotspots, USB modems, embedded PCI and wireless PC-card modems, and communications and applications software. In addition, through our acquisition of Enfora, Inc. (“Enfora”) on November 30, 2010, our product portfolio was expanded to include asset-management solutions utilizing wireless technology and machine-to-machine (M2M) communications devices.

Our products operate on a majority of the world’s wireless networks. Our mobile hotspots and modems provide subscribers with secure and convenient high speed access to corporate, public and personal information through the Internet and enterprise networks. Our M2M products enable devices to communicate with end users and machines and with server-based application infrastructure.

Our mobile-hotspot and modem customer base is comprised of wireless operators, including AT&T, Bell Mobility, Sprint, Telefonica, Verizon Wireless, Virgin Mobile, and Vodafone; laptop PC and other original equipment manufacturers (OEMs), including Dell; as well as distributors and various companies in other vertical markets. Our M2M customer base is comprised of transportation companies, industrial companies, manufacturers of medical devices and geographical-location aware devices and providers of security systems. We have strategic relationships with several of these customers for technology development and marketing.

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

We operate in highly competitive markets and have experienced significant fluctuations in our quarterly results of operations. As a result of this competitive pressure, demand for our products may continue to fluctuate unexpectedly, which could materially adversely affect our results of operations and financial condition.

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

We anticipate introducing additional products during 2011, including 4G broadband-access products, M2M solutions and software applications and platforms. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Alcatel-Lucent, Dell, QUALCOMM, Sprint Nextel, Verizon Wireless, Virgin Mobile, Vodafone, Telefonica, Texas Instruments, Motorola Mobility Holdings and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

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

We contract with a number of suppliers in Japan. Some of these suppliers have been unable to deliver sufficient quantities of components as a result of the effects of the earthquake and tsunami that occurred in Japan in March 2011. Our M2M products are being impacted significantly by these component shortages. The shortages have limited our ability to deliver against sales opportunities, negatively impacting gross margins. We have implemented mitigation plans, and currently expect a recovery during the second half of 2011.

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

Operating Costs and Expenses. Many of our products target wireless operators and other customers in North America, Europe, and Asia. We will likely develop new products to serve these markets, resulting in additional research and development expenses. We have in the past and expect to continue to incur these expenses in future periods prior to recognizing net revenues from sales of these products.

Our operating costs consist of four primary categories: research and development costs; sales and marketing; general and administrative costs; and amortization of purchased intangible assets.

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

Amortization of purchased intangible assets includes the amortization of customer relationships, covenant-not-to-compete agreements and trade name intangible assets purchased through the acquisition of Enfora.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, valuation of contingent consideration, royalty costs, provision for warranty costs, income taxes, and share-based compensation expense. The significant accounting policies used in preparation of these consolidated financial statements for the three months ended March 31, 2011 are consistent with those discussed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 in all material respects and in Note 1 to the consolidated financial statements included in this report. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three months ended March 31, 2011 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net revenues. Net revenues for the three months ended March 31, 2011 were $61.8 million, a decrease of $10.5 million or 14.5% compared to the same period in 2010.

The following table summarizes net revenues by operating segment and net revenues by product category during the three ended March 31, 2011 and March 31, 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net revenues by operating segment:
Mobile Computing Products	$49,796	$72,239
M2M Products and Solutions (1)	11,988	—

Total	$61,784	$72,239

Net revenues by product category:
Mobile Broadband Devices	$48,239	$69,562
Embedded Modules	6,385	2,121
Solutions & Services	7,160	556

Total	$61,784	$72,239

(1)	Includes the results of Enfora from the date of acquisition in November 2010.

Mobile Computing Products. Net revenues from our mobile computing products for the three months ended March 31, 2011 were $49.8 million, a decrease of $22.4 million or 31.1% compared to the same period in 2010. The significant decrease in net revenues of our mobile computing products was driven by lower sales of our mobile broadband devices. The decline is primarily attributable to the delayed product rollout of our next generation 4G products which encountered longer than expected approval cycles with our customers. The product transition negatively affected the demand for our older generation EV-DO 3G products as telecom carriers continued to upgrade their networks to 4G.

M2M Products and Solutions. Net revenues from our M2M products for three months ended March 31, 2011 were $12.0 million, compared with no net revenues from the same period last year. The increase is attributable to our acquisition of Enfora during the fourth quarter of 2010. The net revenues consists primarily of 2G Global System for Mobile Communications (“GSM”) embedded modules, and solutions and services.

Cost of net revenues. Cost of net revenues for the three months ended March 31, 2011 was $55.8 million, or 90.3% of net revenues, as compared to $54.5 million, or 75.4% of net revenues, for the same period in 2010. The increase in cost of revenues as a percentage of net revenues compared to 2010 resulted from an unfavorable mix of products sold that included older generation products with lower gross margins and a lower revenue level in proportion to the fixed manufacturing overhead costs. Cost of net revenues for the three months ended March 31, 2011 also included amortization costs of $1.3 million related to purchased intangibles and a fair value inventory valuation increase of $1.8 million in connection with our Enfora acquisition. Cost of revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the three months ended March 31, 2011 was $6.0 million, or 9.7% of net revenues, compared to $17.8 million, or 24.6% of net revenues, for the same period in 2010. The decrease was primarily attributable to the changes in net revenues and cost of revenues as discussed above. We expect that our gross profit percentage will continue to fluctuate from quarter to quarter depending on revenue levels, product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the three months ended March 31, 2011 were $15.6 million, or 25.2% of net revenues, compared to $11.3 million, or 15.7% of net revenues, for the same period in 2010. The increase was due to higher compensation expense related to our M2M Products and Solutions segment related to our Enfora acquisition. In addition, we incurred higher consulting, testing and certification fees to support expanded development and 4G product introduction activities during the three months ended March 31, 2011 compared to the same period in 2010.

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

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2011 were $7.4 million, or 12.0% of net revenues, compared to $6.7 million, or 9.3% of net revenues, for the same period in 2010. The increase for the three months ended March 31, 2011 compared to the same period in 2010 was due primarily to higher compensation expenses predominantly related to our M2M Products and Solutions segment related to our Enfora acquisition.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2011 were $4.6 million, or 7.4% of net revenues, compared to $4.4 million, or 6.1% of net revenues, for the same period in 2010. The increase for the three months ended March 31, 2011 compared to the same period in 2010 was due primarily to higher compensation expenses related to our M2M Products and Solutions segment related to our Enfora acquisition, and higher legal costs associated with litigation of various claims involving the Company. The increase in expenses for the quarter was partially offset by an $880,000 benefit due to the revision of estimated contingent consideration related to the acquisition of Enfora.

While we are closely monitoring and undertaking to control general and administrative costs, we expect these costs to be negatively impacted by legal fees incurred by the Company to defend the claims described in Note 9 to our Consolidated Financial Statements included in this report.

Amortization of purchased intangible assets. The increase in amortization expense for the three months ended March 31, 2011 was due to the amortization of purchased intangible assets from the Enfora acquisition completed during the fourth quarter of 2010.

Interest income, net. Interest income, net, for the three months ended March 31, 2011 was $158,000 as compared to $198,000 for the same period in 2010. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.20% and 0.11% in the first quarter of 2011 and 2010, respectively.

Other income, net. Other income, net, for the three months ended March 31, 2011 was $122,000 as compared to $139,000 of expense for the same period in 2010.

Income tax expense (benefit). Income tax expense for the three months ended March 31, 2011 was $298,000, as compared to an income tax benefit of $1.2 million for the same period in 2010.

The effective tax rate for the three months ended March 31, 2011 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated in the first quarter of 2011, and expenses attributable to foreign operations.

Net loss. For the three months ended March 31, 2011, we reported a net loss of $22.1 million, as compared to a net loss of $3.4 million for the same period in 2010. Net income was negatively impacted by the decreases in net revenues, gross profit, and increases in operating expenses as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and, historically, cash generated from operations. We do not currently have a revolving credit facility or similar loan agreement.

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

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities (in thousands):

	March 31, 2011 (unaudited)	December 31, 2010
Working capital(1)	$68,600	$87,174

Cash and cash equivalents (2)	$13,713	$17,375
Short-term marketable securities (2)	25,370	59,775
Long-term marketable securities	19,831	20,676

Total cash and cash equivalents and marketable securities	$58,914	$97,826

(1)	Working capital is defined as the excess of current assets over current liabilities.
(2)	Included in working capital.

Our working capital decreased $18.6 million from December 31, 2010 to March 31, 2011. The decrease was primarily due to the operating loss in the first quarter of 2011.

Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

As of March 31, 2011, cash and cash equivalents decreased $3.7 million from December 31, 2010. The principal component of this net decrease was the cash used by our operating activities of $36.5 million, and cash used to pay for acquisition of property, plant and equipment of $1.4 million, which was partially offset by net sales of our marketable securities of $34.8 million.

As of March 31, 2011, our marketable securities decreased primarily due to net sales of $34.8 million of our marketable securities to provide cash to fund our operating activities. See the discussion of market risk included in our Annual Report on Form 10-K for the year ended December 31, 2010 in Item 7A “Quantitative and Qualitative Disclosures About Market Risk”.

Historical Cash Flows

The following table summarizes our consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net cash provided (used) by operating activities	$(36,525)	$9,919
Net cash provided by (used in) investing activities	33,354	(23,274)
Net cash used by financing activities	(546)	(558)
Effect of exchange rates on cash and cash equivalents	55	(48)

Net decrease in cash and cash equivalents	(3,662)	(13,961)
Cash and cash equivalents, beginning of period	17,375	100,025

Cash and cash equivalents, end of period	$13,713	$86,064

Operating activities. Net cash used by operating activities increased by $46.4 million to $36.5 million for the three months ended March 31, 2011 compared to net cash provided by operating activities of $9.9 million for the same period in 2010. The increase in net cash used was primarily attributable to our net loss of $22.1 million, along with the unfavorable impact of a significant reduction in accounts payable as we paid for product purchased in the fourth quarter of 2010 to support the higher fourth quarter 2010 sales activity, and an increase in our inventory at the end of first quarter 2011 to support customer launches of our 4G product. The unfavorable impact was partially offset by the net cash collected from accounts receivable, and non-cash charges including depreciation and amortization, and share-based compensation. During the same period in 2010, the difference between our net loss of $3.4 million and our net cash provided by operating activities of $9.9 million was primarily due to cash provided by working capital changes, and the favorable impact of non-cash charges, including depreciation and amortization, charges for inventory losses, and share-based compensation.

Investing activities. Net cash provided in investing activities during the three months ended March 31, 2011 was $33.4 million compared to $23.3 million of cash used during the same period in 2010. Cash provided by investing activities during the three months ended March 31, 2011 was related to net sales of marketable securities of $34.8 million, partially offset by purchases of property, plant, and equipment for approximately $1.4 million. Cash used in investing activities during the same period in 2010 was primarily related to net purchases of marketable securities of $22.5 million.

Financing activities. Net cash used in financing activities during the three months ended March 31, 2011 was $546,000, compared to $558,000 during the same period in 2010. Net cash used in financing activities in 2011 was primarily related to taxes paid on behalf of employees for restricted stock units which vested during the period.

Other Liquidity Needs

We expect to incur ongoing professional fees and expenses to defend litigation filed against us or related to our products, which litigation is discussed in Note 9 to our consolidated financial statements included in this report. These costs cannot be estimated at this time.

During the next twelve months, we plan to incur approximately $11.0 million for discretionary capital expenditures, including the acquisition of additional software licenses.

We believe our cash resources from cash and cash equivalents and marketable securities, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next twelve months.

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

Since December 31, 2010, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Backe v. Novatel Wireless, Inc., et al., Case No. 08-CV-01689- H (RBB)

(consolidated with Case No. 08-CV-01714-H (RBB) (U.S.D.C., S.D. Cal.).

On February 14, 2011, the Company filed a motion for summary judgment on all of plaintiffs’ claims. A trial date had been set for May 10, 2011. On March 15, 2011, the case was reassigned to a new district judge, the Honorable Anthony J. Battaglia. Following the reassignment, the court vacated the trial date pending the court’s consideration of dispositive motions. The motion for summary judgment was rescheduled for hearing on June 17, 2011.

Except as described above, there have been no material developments in our legal proceedings since December 31, 2010. For additional information regarding the Company’s legal proceedings, see Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011	Novatel Wireless, Inc.

	By:	/S/ PETER LEPARULO
Peter Leparulo
Chairman and Chief Executive Officer
(principal executive officer)

	By:	/S/ KENNETH LEDDON
Kenneth Leddon
Senior Vice President and Chief Financial Officer
(principal financial officer)