Form 10-Q
period 2011-06-30
NOVATEL WIRELESS INC
filed 2011-08-09
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 4, 2011 was 32,056,487.

As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Novatel Wireless” refer to Novatel Wireless, Inc., a Delaware corporation, and its wholly owned subsidiaries.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2011	December 31, 2010
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$32,013	$17,375
Marketable securities	26,112	59,775
Accounts receivable, net of allowance for doubtful accounts of $297 at June 30, 2011 and $228 at December 31, 2010	41,523	63,570
Inventories	50,145	43,094
Deferred tax assets, net	225	218
Prepaid expenses and other	4,159	6,961

Total current assets	154,177	190,993
Property and equipment, net of accumulated depreciation of $53,962 at June 30, 2011 and $48,223 at December 31, 2010	19,905	21,281
Marketable securities	17,090	20,676
Intangible assets, net of accumulated amortization of $7,941 at June 30, 2011 and $4,019 at December 31, 2010	40,367	44,265
Goodwill	22,258	22,258
Deferred tax assets, net	2,144	2,103
Other assets	710	532

Total assets	$256,651	$302,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,357	$77,769
Accrued expenses	25,479	26,050

Total current liabilities	82,836	103,819
Capital lease obligations, long-term	0	55
Other long-term liabilities	12,528	12,831

Total liabilities	95,364	116,705

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	0	0
Common stock, par value $0.001; 50,000 shares authorized, 32,056 and 31,852 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	32	32
Additional paid-in capital	426,134	424,270
Accumulated other comprehensive income	27	21
Accumulated deficit	(239,906)	(213,920)

	186,287	210,403
Treasury stock at cost; 2,436 common shares at June 30, 2011 and December 31, 2010, respectively	(25,000)	(25,000)

Total stockholders’ equity	161,287	185,403

Total liabilities and stockholders’ equity	$256,651	$302,108

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$118,021	$71,823	$179,805	$144,062
Cost of net revenues	91,839	58,231	147,629	112,701

Gross profit	26,182	13,592	32,176	31,361

Operating costs and expenses:
Research and development	14,832	11,152	30,391	22,494
Sales and marketing	8,210	4,351	15,594	11,095
General and administrative	5,714	6,103	10,307	10,476
Amortization of purchased intangible assets	527	0	1,055	0

Total operating costs and expenses	29,283	21,606	57,347	44,065

Operating loss	(3,101)	(8,014)	(25,171)	(12,704)
Other income (expense):
Interest income (expense), net	85	(604)	243	(406)
Other income (expense), net	(607)	1,390	(485)	1,251

Loss before income taxes	(3,623)	(7,228)	(25,413)	(11,859)
Income tax expense	275	14,811	573	13,569

Net loss	$(3,898)	$(22,039)	$(25,986)	$(25,428)

Per share data:
Net loss per share:
Basic	$(0.12)	$(0.70)	$(0.81)	$(0.81)

Diluted	$(0.12)	$(0.70)	$(0.81)	$(0.81)

Weighted average shares used in computation of basic and diluted net loss per share:
Basic	32,048	31,439	31,979	31,312

Diluted	32,048	31,439	31,979	31,312

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(25,986)	$(25,428)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accrued interest expense	0	147
Amortization of debt issuance costs	0	541
Depreciation and amortization	9,686	5,409
Impairment loss on intangible assets and equipment	75	146
Provision for bad debts	123	28
Net impairment loss on marketable securities	154	0
Inventory provision	320	430
Share-based compensation expense	2,486	3,143
Excess tax benefits from equity based compensation	0	(89)
Non-cash income tax expense (benefit)	(401)	13,569
Changes in assets and liabilities:
Accounts receivable	21,925	(9,108)
Inventories	(7,371)	7,714
Prepaid expenses and other assets	3,010	483
Accounts payable	(20,965)	10,864
Accrued expenses, income taxes, and other	(575)	(3,888)

Net cash provided by (used in) operating activities	(17,519)	3,961

Cash flows from investing activities:
Purchases of property and equipment	(3,835)	(3,609)
Purchases of intangible assets	(100)	(185)
Purchases of securities	(10,959)	(77,367)
Securities maturities/sales	47,674	153,371

Net cash provided by investing activities	32,780	72,210

Cash flows from financing activities:
Proceeds from the issuance of short-term debt, net of issuance costs	0	27,415
Principal payments under capital lease obligations	(55)	(76)
Proceeds from stock option exercises net of taxes paid on vested restricted stock units	(622)	570
Excess tax benefits from equity based compensation	0	89
Deposit of restricted funds	0	(188,890)

Net cash used in financing activities	(677)	(160,892)
Effect of exchange rates on cash and cash equivalents	54	(83)

Net increase (decrease) in cash and cash equivalents	14,638	(84,804)
Cash and cash equivalents, beginning of period	17,375	100,025

Cash and cash equivalents, end of period	$32,013	$15,221

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3	$66
Income taxes	$152	$229
Supplemental disclosures of non-cash financing activities:
Marketable equity securities received in settlement of note receivable	$384	$0
Accrued debt issuance costs	$0	$325

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at June 30, 2011 and the results of the Company’s operations for the three and six months ended June 30, 2011 and 2010 are unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). The accounting policies used in preparing these consolidated financial statements are the same as those described in the 2010 Form 10-K with the exception of new accounting pronouncements adopted in 2011. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are assessing the impact of ASU 2011-05 on our comprehensive income presentation.

2. Merger and Acquisition Activities

Acquisition of Enfora

On November 30, 2010, the Company completed the acquisition of Enfora, Inc. (“Enfora”), a provider of intelligent asset-management solutions utilizing wireless technology and machine-to-machine (M2M) communications. The acquisition of Enfora diversifies the Company’s customer base and product lines into adjacent markets and advances the Company’s strategy of providing intelligent devices to all end markets - enterprise, consumer and vertical applications.

Enfora’s results of operations and estimated fair value of assets acquired and liabilities assumed are included in the Company’s consolidated financial statements from the date of acquisition. The Company may adjust the preliminary purchase price allocation after obtaining more information regarding preliminary estimates of net deferred tax assets and potential limitations on their use. The revenue and operating results contributed by Enfora during the three and six months ended June 30, 2011 are disclosed in the Company’s Segment Information and Concentrations of Risk footnote (see Note 7).

Actual and Pro Forma Results of Enfora Acquisition

The following table presents the unaudited results for the three and six months ended June 30, 2011 and pro forma financial information for the three and six months ended June 30, 2010. The unaudited pro forma financial information for the three and six months ended June 30, 2010 combines the results of operations of Novatel Wireless and Enfora as though the companies had been combined as of the beginning of fiscal 2009 as previously reported in the 2010 Form 10-K. The pro forma financial information is presented for informational purposes only. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2009. The following unaudited results and pro forma financial information presented include amortization charges for acquired intangible assets, inventory fair value adjustments, eliminations of intercompany transactions, adjustments to interest expense, reduction in share-based compensation and related tax effects (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010 (1)	2011	2010 (1)
Net revenue	$118,021	$87,328	$179,805	$175,292
Net loss	(3,898)	(23,600)	(25,986)	(28,672)

(1)	Pro forma results

Enfora acquisition consideration

Under the terms of the acquisition agreement, the Company paid cash of $64.5 million and additional cash of $13.0 million for an agreed upon amount of Enfora working capital. The Company also agreed to pay additional consideration (“contingent consideration”) of up to $6.0 million based on the operating results of Enfora for the 15 month period from October 1, 2010 to December 31, 2011. The estimated fair value of this contingent consideration at the acquisition date was $0.9 million, resulting in total estimated cash to be paid of $78.4 million. During the quarter ended March 31, 2011, the Company revised its estimate of contingent consideration to $0 and accordingly reflected this change as a benefit to general and administrative expenses for the quarter ended March 31, 2011. There were no changes in the fair value recorded in the three months ended June 30, 2011 as the Company continues to believe the operating results necessary to receive payment of the contingent consideration will not be achieved.

Cinterion

In June 2010, the Company submitted a bid to purchase certain assets of Cinterion Wireless Modules (“Cinterion”), a company in the cellular machine-to-machine communications industry. The Company was not the successful bidder at the conclusion of the process on June 28, 2010.

In June 2010, the Company borrowed $30 million, net of $2.2 million in lender fees, under a bridge loan facility in connection with its bid. In accordance with bidding procedures during June 2010, the Company deposited into escrow an amount in Euros equal to its bid price using cash and cash equivalents, proceeds from the sale of marketable securities, and borrowings under the $30 million bridge loan facility. The escrowed funds are reflected as a deposit of restricted funds in the accompanying Consolidated Statement of Cash Flows for the six months ended June 30, 2010. The escrowed funds were returned to the Company in July 2010.

While the Company’s Euro funds were held in escrow, the Company engaged in hedging transactions to address foreign currency risk at a cost of $1.2 million, which amount was recorded in other income (expense), net, in the Consolidated Statement of Operations for the three months ended June 30, 2010.

During the three months ended June 30, 2010, the Company recorded a foreign currency gain of $2.9 million, which was recorded in other income (expense), net, in connection with the conversion of its Euro-denominated escrowed funds into U.S. dollars following completion of the auction on June 28, 2010.

Pursuant to authoritative accounting guidance, the $2.2 million in lender fees on the $30 million bridge loan facility were recorded as a discount to amounts outstanding under the facility and amortized over the stated term of the facility which was scheduled to mature on September 8, 2010. During June 2010, the Company also incurred $660,000 in professional fees attributable to the bridge facility, which were capitalized and amortized over the stated term of the facility. For the three months ended June 30, 2010, the Company recognized $687,000 in interest expense related to this facility, which primarily consisted of the amortization of lender and professional fees.

In connection with its bid, the Company incurred $2.0 million in legal, advisory and professional fees unrelated to the bridge loan facility, which were recorded in general and administrative expenses in the Consolidated Statement of Operations for the three months ended June 30, 2010.

In July 2010, the Company repaid all amounts outstanding under the bridge loan facility.

3. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

June 30, 2011	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Corporate debentures / bonds	1 or less	$18,337	$18	$0	$18,355
Government agency securities	1 or less	3,108	1	0	3,109
Municipal bonds	1 or less	2,255	0	0	2,255
Certificates of deposit	1 or less	2,160	2	0	2,162
Marketable equity securities	N/A	231		0	231

Total short-term marketable securities		26,091	21	0	26,112

Available-for-sale:
Corporate debentures / bonds	1 to 2	5,220	0	(5)	5,215
Government agency securities	1 to 2	8,638	6	0	8,644
Muncipal bonds	1 to 2	2,267	0	(1)	2,266
Certificates of deposit	1 to 2	959	6	0	965

Total long-term marketable securities		17,084	12	(6)	17,090

		$43,175	$33	$(6)	$43,202

December 31, 2010
Available-for-sale:
Corporate debenture/bonds	1 or less	$33,356	$31	$(3)	$33,384
Municipal bonds	1 or less	5,259	0	(4)	5,255
Certificates of deposit	1 or less	925	0	0	925
Government agency securities	1 or less	20,207	4	0	20,211

Total short-term marketable securities		59,747	35	(7)	59,775

Available-for-sale:
Corporate debenture/bonds	1 to 2	8,808	0	(14)	8,794
Certificates of deposit	1 to 2	2,397	6	0	2,403
Government agency securities	1 to 2	9,478	1	0	9,479

Total long-term marketable securities		20,683	7	(14)	20,676

		$80,430	$42	$(21)	$80,451

The Company’s available-for-sale securities are carried at fair value market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Realized gains and losses on the sale of available-for-sale marketable securities are determined using the specific-identification method.

As of June 30, 2011, the Company had a net unrealized gain of $27,000 in accumulated other comprehensive (loss) income. The Company’s net unrealized gain is the result of market conditions affecting its fixed-income, debt and equity securities, which are included in accumulated other comprehensive (loss) income in the Consolidated Balance Sheet.

As of June 30, 2011, the Company’s investment portfolio included $385,000 of marketable equity securities at original cost, with a fair value of $231,000. These securities are currently traded on the Over the Counter Bulletin Board (OTCBB) and are not traded on major exchanges such as the New York Stock Exchange. For the three months ended June 30, 2011, the Company recorded an other-than-temporary loss of $154,000 within other income (expense), net on the Consolidated Statement of Operations.

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Finished goods	$46,970	$36,764
Raw materials and components	3,175	6,330

	$50,145	$43,094

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Royalties	$6,202	$6,461
Payroll and related expenses	6,366	5,704
Product warranty	1,709	2,279
Market development fund and price protection	1,448	1,452
Deferred rent	1,200	1,092
Professional fees	1,111	1,103
Other	7,443	7,959

	$25,479	$26,050

Accrued Warranty Obligations

Accrued warranty obligations consist of the following (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Warranty liability at beginning of period	$2,349	$3,150	$2,279	$3,039
Additions charged to operations	334	229	1,197	620
Deductions from liability	(974)	(912)	(1,767)	(1,192)

Warranty liability at end of period	$1,709	$2,467	$1,709	$2,467

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

4. Intangible Assets

The Company’s amortizable purchased intangible assets resulting from its acquisition of Enfora are composed of (in thousands):

	June 30, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology - Modules	$18,500	$(1,350)	$17,150	$18,500	$(193)	$18,307
Trade name	12,800	(747)	12,053	12,800	(107)	12,693
Developed technology - Integrated Products	10,700	(1,248)	9,452	10,700	(178)	10,522
Covenant-not-to-compete agreements	1,020	(443)	577	1,020	(63)	957
Customer relationships	700	(40)	660	700	(6)	694
Backlog	500	(500)	—	500	(287)	213

Total amortizable purchased intangible assets	$44,220	$(4,328)	$39,892	$44,220	$(834)	$43,386

The following table presents details of the amortization of purchased intangible assets of Enfora included in the cost of net revenues and operating costs and expenses categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of net revenues	$1,120	$0	$2,439	$0
Operating costs and expenses	527	0	1,055	0

Total amortization expense	$1,647	$0	$3,494	$0

The following table presents details of the amortization of existing amortizable purchased intangible assets of Enfora that is currently estimated to be expensed in the remainder of 2011 and thereafter (in thousands):

Fiscal year:	Amount
2011 (remaining 6 months)	$3,239
2012	6,040
2013	5,803
2014	5,803
2015	5,624
2016	3,663
Thereafter	9,720

Total	$39,892

Additionally, at June 30, 2011 and December 31, 2010, the Company had $475,000 and $879,000, respectively, of acquired software licenses, net, representing rights to use certain software necessary for the development and commercial sale of the Company’s products.

5. Fair Value Measurement of Assets and Liabilities

The Company’s fair value measurements relate to its cash equivalents, marketable debt securities, and marketable equity securities, which are classified pursuant to authoritative guidance for fair value measurements. The Company places its cash equivalents and marketable debt securities in instruments that meet credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

The Company’s cash equivalents consist of its investment in money market securities and treasury bills. The Company values its investments in money market and equity securities based on quoted market prices in active markets (Level 1 of the fair value hierarchy).

The Company’s marketable debt securities consist primarily of investment-grade corporate bonds, municipal bonds, time deposits, and government agency securities. These types of financial instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency (Level 2 of the fair value hierarchy). From time to time, the Company may utilize foreign exchange forward contracts. These contracts are valued using pricing models that take into account the currency rates as of the balance sheet date (Level 2 of the fair value hierarchy).

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of June 30, 2011 (in thousands):

Description	June 30, 2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$15,136	$15,136	$0	$0
US Treasury notes	4,451	0	4,451	0

Total cash equivalents	19,587	15,136	4,451	0

Short-term marketable securities:
Available-for-sale:
Corporate debentures / bonds	18,355	0	18,355	0
Government agency securities	3,109	0	3,109	0
Muncipal bonds	2,255	0	2,255	0
Certificates of deposit	2,162	0	2,162	0
Marketable equity securities	231	231	0	0

Total short-term marketable securities	26,112	231	25,881	0

Long-term marketable securities:
Available-for-sale:
Corporate debentures / bonds	5,215	0	5,215	0
Government agency securities	8,644	0	8,644	0
Muncipal bonds	2,266	0	2,266	0
Certificates of deposit	965	0	965	0

Total long-term marketable securities	17,090	0	17,090	0

Total financial assets	$62,789	$15,367	$47,422	$0

There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2011. All of our long-term marketable debt securities had maturities of between one and two years in duration at June 30, 2011.

The table below present Level 3 activity for our contingent consideration liability for the six months ended June 30, 2011 (in thousands):

Beginning balance at January 1, 2011	$(880)
Adjustments	880

Ending balance at June 30, 2011	$0

As of June 30, 2011, the Company had no outstanding foreign exchange forward contracts. On December 31, 2010, the Company recorded an unrealized loss of $8,000 on its outstanding foreign currency exchange forward contracts. These contracts were utilized to hedge the Company’s Euro-denominated cash and accounts receivable balances.

During the three and six months ended June 30, 2011, the Company recorded foreign currency losses on its Euro-denominated foreign exchange forward contracts of approximately $0 and $19,000, respectively. During the same periods in 2010, the Company recorded gains on its foreign exchange forward contracts of approximately $180,000 and $336,000, respectively. All recorded gains and losses on foreign exchange transactions are recorded in other (income) expense.

6. Share-Based Compensation

The Company included the following amounts for share-based compensation awards in the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of net revenues	$108	$174	$234	$317
Research and development	383	646	808	1,142
Sales and marketing	284	331	563	572
General and administrative	416	600	881	1,112

Totals	$1,191	$1,751	$2,486	$3,143

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

The Company operates in the wireless broadband technology industry and senior management makes decisions about allocating resources based on the following reportable segments:

•

Mobile Computing Products segment - includes our MiFi products, USB and PC-card modems and Embedded Modules that enable data transmission and services via cellular wireless networks. All products within the segment represent a single product family.

•	M2M Products and Solutions segment - includes our intelligent asset-management solutions utilizing wireless technology and M2M communications acquired with our acquisition of Enfora.

Segment revenues and segment operating income (loss) represent the primary financial measures used by senior management to assess performance and include the net revenues, cost of net revenues, sales and operating costs and expenses for which management is held accountable. Segment expenses include sales and marketing, research and development, general and administrative, and amortization expenses that are directly related to individual segments. Segment operating income (loss) also includes acquisition-related costs, purchased intangible asset amortization, restructuring and integration costs.

The table below presents net revenues, operating income (loss) and identifiable assets for our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues by reportable segment:
Mobile Computing Products	$105,781	$71,823	$155,577	$144,062
M2M Products and Solutions	12,240	0	24,228	0

Total	$118,021	$71,823	$179,805	$144,062

Operating income (loss) by reportable segment:
Mobile Computing Products	$1,010	$(8,014)	$(15,670)	$(12,704)
M2M Products and Solutions	(4,111)	0	(9,501)	0

Total	$(3,101)	$(8,014)	$(25,171)	$(12,704)

	June 30,	December 31,
	2011	2010
Identifiable assets by reportable segment:
Mobile Computing Products	$181,538	$217,445
M2M Products and Solutions	75,113	84,663

Total	$256,651	$302,108

The Company has operations in the United States, Canada, Europe and Asia. The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe and Asia (in thousands):

	June 30, 2011	December 31, 2010
United States	$248,291	$293,227
Canada	7,186	8,059
Europe	328	318
Asia	846	504

	$256,651	$302,108

The following table details the concentration of the Company’s net revenues by geographic region based on the ship to location:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
North America	95.2%	95.0%	93.3%	93.6%
Europe / Middle East / Africa	3.3	4.7	4.2	5.6
Asia / Australia	1.5	0.3	2.5	0.8

	100.0%	100.0%	100.0%	100.0%

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues are derived from a small number of customers. For the three months ended June 30, 2011, sales to our three largest customers accounted for 46.9%, 19.4%, and 12.3% of net revenues. In the same period in 2010, sales to our two largest customers accounted for 62.2% and 20.9% of net revenues. No other customer accounted for more than ten percent of total net revenues in the three months ended June 30, 2011 and 2010. For the six months ended June 30, 2011, sales to our three largest customers accounted for 42.7%, 20.2%, and 11.5% of net revenues. In the same period in 2010, sales to our two largest customers accounted for 59.1% and 12.9% of net revenues. No other customer accounted for more than ten percent of total net revenues in the six months ended June 30, 2011 and 2010.

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

For the three and six months ended June 30, 2011, basic and diluted weighted-average common shares outstanding were 32,048,141 and 31,978,771, respectively. During these same periods, weighted-average options and RSUs shares to acquire a total of 4,792,540 and 3,953,808 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

For the three and six months ended June 30, 2010, basic and diluted weighted-average common shares outstanding were 31,438,514 and 31,312,416, respectively. During these same periods, weighted-average options RSUs, and unissued ESPP shares to acquire a total of 4,898,809 and 4,337,627 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

On September 15, 2008 and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al., Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). In May 2010, the district court re-captioned the case In re Novatel Wireless Securities Litigation. The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In May 2010, the court entered an order granting the plaintiffs’ motion for class certification and certified a class of purchasers of Company common stock between February 27, 2007 and September 15, 2008. On February 14, 2011, following extensive discovery, the Company filed a motion for summary judgment on all of plaintiffs’ claims. A trial date had been set for May 10, 2011. On March 15, 2011, the case was reassigned to a new district judge, the Honorable Anthony J. Battaglia. Following the reassignment, the court vacated the trial date pending the court’s consideration of dispositive motions. Oral argument on the motion for summary judgment was heard by the court on June 17, 2011, after which the court took the matter under submission. The court has not yet issued a ruling on the motion. The Company intends to defend this litigation vigorously. We are unable at this time to estimate the effects of this lawsuit on our financial position, results of operations or cash flows.

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

Credit Facility

During July 2011, the Company entered into a credit facility with a bank to allow margin borrowings based on the Company’s investments in cash equivalents and marketable securities held with the bank. This facility is collateralized by the Company’s cash equivalents and marketable securities held with the bank. Borrowings under the facility incur interest rate at the bank’s base rate plus 1%. This margin account facility provides us with the flexibility to access cash for short periods of time and avoid the need to sell marketable securities for these short-term requirements. At August 1, 2011, the Company had approximately $25 million in cash equivalents and marketable securities held at this bank. Any monies borrowed and interest incurred are payable on demand, and there is no express expiration date to the credit facility. As of August 1, 2011, the Company has outstanding borrowings of $8 million under the credit facility.

10. Comprehensive Loss

Comprehensive loss consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(3,898)	$(22,039)	$(25,986)	$(25,428)
Unrealized gain on cash equivalents and marketable securities, net of tax	104	(36)	6	(15)

Comprehensive loss	$(3,794)	$(22,075)	$(25,980)	$(25,443)

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

After a review of the four sources of taxable income as of June 30, 2011 (as described above), the Company recognized an increase in the valuation allowance primarily related to its U.S.-based deferred tax amounts resulting from carryforward net operating losses generated during the three and six months ended June 30, 2011. These deferred tax benefits, combined with a corresponding charge to income tax expense of $1.6 and $10.1 million related to the increased valuation allowance, during the three and six months ended June 30, 2011, respectively, resulted in an insignificant effective income tax rate for the three and six months ended June 30, 2011. The Company’s valuation allowance was $31.8 million on gross deferred tax assets of $34.2 million at June 30, 2011. The net unreserved portion of the Company’s remaining deferred tax assets at June 30, 2011 primarily related to research and development tax credits associated with the Company’s Canadian subsidiary.

For the three and six months ended June 30, 2011, the Company recorded income tax expense, including discrete items, of $275,000, and $573,000, respectively. These amounts vary from the income tax benefit that would be computed at the U.S. statutory rate resulting from its operating losses during the same period primarily due to an offsetting increase in the Company’s U.S.-based deferred tax valuation allowance and expenses attributable to foreign operations.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of June 30, 2011 and December 31, 2010, the total liability for unrecognized tax benefits was $12.3 million and $12.0 million, respectively, and is included in other long-term liabilities. For the three and six months ended June 30, 2011, the Company included $145,000 and $299,000 respectively, of interest expense related to uncertain tax positions in its Consolidated Statements of Operations.

In the third quarter of 2011, the Company expects to release $11.8 million of its liability for unrecognized tax benefits due to the expiration of the statute of limitations applicable to the 2007 taxable year.

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

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 1 of this report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010 contained in our 2010 Form 10-K.

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

As a result of the extremely competitive market for wireless devices, we have experienced and expect to continue to experience significant downward pressure on the average selling price of our products. This pressure has the potential to materially adversely affect our results of operations and financial condition in future periods and we cannot predict the magnitude or timing of future reductions in the average selling price of our products. We have experienced significant fluctuations in our quarterly results of operations. Demand for our products may continue to fluctuate unexpectedly, which could materially adversely affect our results of operations and financial condition.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, valuation of contingent consideration, royalty costs, provision for warranty costs, income taxes, and share-based compensation expense. The significant accounting policies used in preparation of these consolidated financial statements for the three and six months ended June 30, 2011 are consistent with those discussed in Note 1 to the consolidated financial statements included in our 2010 Form 10-K in all material respects and in Note 1 to the consolidated financial statements included in this report. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and six months ended June 30, 2011 are consistent with those discussed in our 2010 Form 10-K in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net revenues. Net revenues for the three months ended June 30, 2011 were $118.0 million, an increase of $46.2 million or 64.3% compared to the same period in 2010.

The following table summarizes net revenues by reportable segment and product categories during the three months ended June 30, 2011 and June 30, 2010 (in thousands):

	Three Months Ended June 30,
	2011	2010
Net revenues by reportable segment:
Mobile Computing Products	$105,781	$71,823
M2M Products and Solutions	12,240	0

Total	$118,021	$71,823

Net revenues by product categories:
Mobile Broadband Devices	$101,309	$70,960
Embedded Modules	11,818	424
Solutions & Services	4,894	439

Total	$118,021	$71,823

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the three months ended June 30, 2011 were $105.8 million, an increase of $34.0 million or 47.3% compared to the same period in 2010. The increase is primarily attributable to new product rollouts of our next generation 4G MiFi Intelligent Mobile Hotspot.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the three months ended June 30, 2011 were $12.2 million, compared with no net revenues from the same period last year. The increase is attributable to our acquisition of Enfora during the fourth quarter of 2010. The net revenues consist primarily of 2G Global System for Mobile Communications (“GSM”) embedded modules, and solutions and services.

Product Categories. Net revenues from our Mobile Broadband Devices category for the three months ended June 30, 2011 were $101.3 million, an increase of $30.3 million or 42.8% compared to the same period in 2010. The increase in net revenues was driven by higher sales of our Mobile Broadband Devices, which includes MiFi products, USB modems and combination-card products. The Embedded Modules category accounted for 10% of total net revenues for the three months ended June 30, 2011. This included $7.8 million in sales of M2M modules and $4.0 million of embedded modules products. Net revenues from Solutions & Services were $4.8 million and accounted for approximately 4% of total net revenues for the three months ended June 30, 2011. The increases in net revenues in Embedded Modules and Solutions and Services compared to the same period in 2010 were primarily related to the Enfora acquisition.

Cost of net revenues. Cost of net revenues for the three months ended June 30, 2011 was $91.8 million, or 77.8% of net revenues, as compared to $58.2 million, or 81.1% of net revenues, for the same period in 2010. During the second quarter of 2011, the cost of revenues as a percentage of net revenues benefitted from a favorable mix of MiFi products and USB modems sold that included recently launched next generation 4G products and from a higher revenue level in proportion to fixed manufacturing overhead costs. However, the cost of net revenues as a percentage of revenues was negatively impacted by relatively lower gross margins in our M2M Products and Solutions segment due to unfavorable product mix, higher fixed overhead costs relative to net revenues, and amortization costs of $1.1 million related to purchased intangibles in connection with our Enfora acquisition. Cost of revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may negatively impact the average sales prices of our products, and consequently, also impact the gross margins of future sales. This may also require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the three months ended June 30, 2011 was $26.2 million, or 22.2% of net revenues, compared to $13.6 million, or 18.9% of net revenues, for the same period in 2010. The increase was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. We expect that our gross profit percentage will continue to fluctuate from quarter to quarter depending on revenue levels, product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the three months ended June 30, 2011 were $14.8 million, or 12.6% of net revenues, compared to $11.2 million, or 15.6% of net revenues, for the same period in 2010. The increase in dollar spending was due to our Enfora acquisition and additional engineering headcount in our Mobile Computing Products segment to support expanded development activities during the three months ended June 30, 2011 compared to the same period in 2010.

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

Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2011 were $8.2 million, or 7.0% of net revenues, compared to $4.4 million, or 6.1% of net revenues, for the same period in 2010. The increase for the three months ended June 30, 2011 compared to the same period in 2010 related to our Enfora acquisition, and higher cooperative advertising expenses in our Mobile Computing Products segment.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2011 were $5.7 million, or 4.8% of net revenues, compared to $6.1 million, or 8.5% of net revenues, for the same period in 2010. General and administrative expenses for the three months ended June 30, 2011 declined as compared to the same period in 2010, despite the expense in 2011 of $950,000 related to our M2M Products and Solutions segment. However, in the second quarter of 2010, general and administrative expenses contained approximately $2 million in legal, professional, and advisory fees related to our attempted acquisition of Cinterion.

While we are closely monitoring and undertaking to control general and administrative costs, we expect these costs to be negatively impacted by legal fees incurred by the Company to defend the claims described in Note 9 to our Consolidated Financial Statements included in this report.

Amortization of purchased intangible assets. The increase in amortization expense for the three months ended June 30, 2011 was due to the amortization of purchased intangible assets from the Enfora acquisition completed during the fourth quarter of 2010.

Interest income (expense), net. Interest income (expense), net, for the three months ended June 30, 2011 was $85,000 of income as compared to $604,000 of expense, net for the same period in 2010. The higher expense in 2010 related to interest expense and the amortization of debt issuance costs on a $30 million short-term bridge loan facility associated with our attempted acquisition of Cinterion. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.13% and 0.07% in the second quarter of 2011 and 2010, respectively.

Other income (expense), net. Other income (expense), net, for the three months ended June 30, 2011 was $607,000 of expense as compared to $1.4 million of income for the same period in 2010. The other expense in 2011 related to foreign currency losses on South Korean won denominated trade payables. The other income, net, in 2010 related to net foreign exchange related gains on Euro-based currency holdings in escrow associated a bid deposit on our attempted acquisition of Cinterion.

Income tax expense. Income tax expense for the three months ended June 30, 2011 was $275,000, as compared to $14.8 million for the same period in 2010. During the second quarter of 2010, the Company recorded a $14.8 million valuation allowance against its previously unreserved U.S.-based deferred tax assets.

The effective tax rate for the three months ended June 30, 2011 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional U.S.-based deferred tax assets generated in the second quarter of 2011, net of income tax expenses attributable to foreign operations.

Net loss. For the three months ended June 30, 2011, we reported a net loss of $3.9 million, as compared to a net loss of $22.0 million for the same period in 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net revenues. Net revenues for the six months ended June 30, 2011 were $179.8 million, an increase of $35.7 million or 24.8% compared to the same period in 2010.

The following table summarizes net revenues by reportable segment and product categories during the six months ended June 30, 2011 and June 30, 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010
Net revenues by reportable segment:
Mobile Computing Products	$155,577	$144,062
M2M Products and Solutions	24,228	0

Total	$179,805	$144,062

Net revenues by product categories:
Mobile Broadband Devices	$149,547	$140,522
Embedded Modules	18,201	2,545
Solutions & Services	12,057	995

Total	$179,805	$144,062

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the six months ended June 30, 2011 were $155.6 million, an increase of $11.5 million or 8.0% compared to the same period in 2010. The rise in net revenues of our Mobile Computing Products segment was attributable primarily to product rollouts of our next generation 4G products, especially the MiFi Intelligent Mobile Hotspot.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the six months ended June 30, 2011 were $24.2 million, compared with no net revenues from the same period last year, as our acquisition of Enfora did not occur until the fourth quarter of 2010. The net revenues consist primarily of GSM embedded modules, and solutions and services.

Product Categories. Net revenues from our Mobile Broadband Devices category for the six months ended June 30, 2011 were $149.5 million, an increase of $9.0 million or 6.4% compared to the same period in 2010. The increase in net revenues was driven by higher sales of our MiFi products, USB modems and combination-card products. Net revenues for our Embedded Modules products were $18.2 million, an increase of $15.7 million compared to the same period in 2010. The increase in net revenues was related primarily to the Enfora acquisition. Net revenues from Solutions & Services for the six months ended June 30, 2011 were $12.1 million, an increase of $11.1 million compared to the same period in 2010. The increase in net revenues was primarily related to the Enfora acquisition.

Cost of net revenues. Cost of net revenues for the six months ended June 30, 2011 was $147.6 million, or 82.1% of net revenues, as compared to $112.7 million, or 78.2% of net revenues, for the same period in 2010. The increase in cost of net revenues as a percentage of net revenues in 2011 resulted from sales of end of life 3G products in our Mobile Computing Products segment during the first quarter of 2011. The cost of net revenues as a percentage of revenues was also negatively impacted by lower gross margins in our M2M Products and Solutions segment due to unfavorable product mix, higher fixed overhead costs relative to net revenues, and amortization costs of $2.4 million related to purchased intangibles related to our Enfora acquisition. Cost of net revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may negatively impact the average sales prices of our products, and consequently also impact the gross margins of future sales. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the six months ended June 30, 2011 was $32.2 million, or 17.9% of net revenues, compared to $31.4 million, or 21.8% of net revenues, for the same period in 2010. The decrease in percentage to revenue was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. We expect that our gross profit percentage will continue to fluctuate from quarter to quarter depending on revenue levels, product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the six months ended June 30, 2011 were $30.4 million, or 16.9% of net revenues, compared to $22.5 million, or 15.6% of net revenues, for the same period in 2010. The increase was due to our Enfora acquisition and additional engineering headcount in our Mobile Computing Products segment. In addition, we incurred higher consulting, testing and certification fees to support expanded development and 4G product introduction activities during the six months ended June 30, 2011 compared to the same period in 2010.

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

Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2011 were $15.6 million, or 8.7% of net revenues, compared to $11.1 million, or 7.7% of net revenues, for the same period in 2010. The increase for the six months ended June 30, 2011 compared to the same period in 2010 was due primarily to our Enfora acquisition.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2011 were $10.3 million, or 5.7% of net revenues, compared to $10.5 million, or 7.3% of net revenues, for the same period in 2010. The decrease in expenses for the 2011 period was due to an $880,000 benefit related to the revision of estimated contingent consideration related to the acquisition of Enfora, partially offset by the increase in compensation expenses related to the acquisition, as well as higher legal costs. Also, general and administrative expense in 2010 contained approximately $2 million in legal, professional, and advisory fees related to our attempted acquisition of Cinterion.

While we are closely monitoring and undertaking to control general and administrative costs, we expect these costs to be negatively impacted by legal fees incurred by the Company to defend the claims described in Note 9 to our Consolidated Financial Statements included in this report.

Amortization of purchased intangible assets. The increase in amortization expense for the six months ended June 30, 2011 was due to the amortization of purchased intangible assets from the Enfora acquisition completed during the fourth quarter of 2010.

Interest income (expense), net. Interest income (expense), net, for the six months ended June 30, 2011 was $243,000 of income as compared to $406,000 of expense, net for the same period in 2010. The net interest expense in 2010 related to interest expense and the amortization of debt issuance costs on a $30 million short-term bridge loan facility associated with our attempted acquisition of Cinterion. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.28% and 0.18% in the second quarter of 2011 and 2010, respectively.

Other income (expense), net. Other income (expense), net, for the six months ended June 30, 2011 was $485,000 of expense as compared to $1.3 million of income for the same period in 2010. The other expense in 2011 related to foreign currency losses on South Korean won denominated trade payables. The other income, net, in 2010 related to net foreign exchange related gains on Euro-based currency holdings in escrow associated a bid deposit on our attempted acquisition of Cinterion.

Income tax expense. Income tax expense for the six months ended June 30, 2011 was $573,000, as compared to $13.6 million for the same period in 2010. During the second quarter of 2010, the Company recorded a $14.8 million valuation allowance against its previously unreserved U.S.-based deferred tax assets.

The effective tax rate for the six months ended June 30, 2011 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional U.S.-based deferred tax assets generated in the first six months of 2011, and expenses attributable to foreign operations.

Net loss. For the six months ended June 30, 2011, we reported a net loss of $26.0 million, as compared to a net loss of $25.4 million for the same period in 2010. Net income was negatively impacted due to a substantial decline in revenues in the first quarter of 2011 and increases in operating expenses as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations.

Beginning in the first quarter of 2011 and continuing through the second quarter of 2011, the Company engaged in significant product launch efforts to commercialize 4G mobile computing products, while experiencing declining demand for its end of life 3G mobile computing products. The delayed launch of certain 4G products resulted in higher than planned inventory at June 30, 2011.

We believe as our 4G products continue to ship to customers during the remainder of the year, our inventory levels will be reduced and accounts receivable and cash receipts will increase. Based on our current expectations, total cash and cash equivalents and marketable securities will be lower at September 30, 2011 than at June 30, 2011, but are expected to increase in the fourth quarter of 2011 as compared to September 30, 2011.

To address short term liquidity requirements resulting from working capital changes as we continue launching our 4G products, in July 2011, the Company entered into a margin credit facility with a bank. The use of this margin credit facility allows the Company to meet short-term cash requirements and avoid selling cash equivalents and marketable securities. Borrowings under this facility are collateralized by Company cash equivalents and marketable securities on deposit at the bank. At August 1, 2011, the Company had outstanding borrowings of $8.0 million under this facility.

We presently believe that our cash, cash equivalents, and marketable securities, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next 12 months. Our liquidity could be impaired if there is a material interruption of our business operations, a material failure to satisfy our contractual commitments or a failure to generate adequate revenue from our new and existing products.

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

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities (in thousands):

	June 30, 2011 (unaudited)	December 31, 2010
Working capital(1)	$71,341	$87,174

Cash and cash equivalents (2)	$32,013	$17,375
Short-term marketable securities (2)	26,112	59,775
Long-term marketable securities	17,090	20,676

Total cash and cash equivalents and marketable securities	$75,215	$97,826

(1)	Working capital is defined as the excess of current assets over current liabilities.
(2)	Included in working capital.

Our working capital decreased $15.8 million from December 31, 2010 to June 30, 2011. The decrease was primarily due to the operating loss in the six months ended June 30, 2011. Our working capital was also affected by the expanded development of our 4G products.

As of June 30, 2011, cash and cash equivalents and marketable securities decreased by $22.6 million from December 31, 2010. The principal component of this net decrease was the cash used by our operating activities of $17.5 million, and cash used to pay for acquisition of property, plant and equipment of $3.8 million.

Historical Cash Flows

The following table summarizes our consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$(17,519)	$4,050
Net cash provided by investing activities	32,780	72,210
Net cash used in financing activities	(677)	(160,981)
Effect of exchange rates on cash and cash equivalents	54	(83)

Net increase (decrease) in cash and cash equivalents	14,638	(84,804)
Cash and cash equivalents, beginning of period	17,375	100,025

Cash and cash equivalents, end of period	$32,013	$15,221

Operating activities. Net cash used in operating activities was $17.5 million for the six months ended June 30, 2011 as compared to net cash provided by operating activities of $4.0 million for the same period in 2010. Net cash used for the six months ended June 30, 2011 was primarily attributable to our net loss of $26.0 million, along with the unfavorable impact of a significant reduction in accounts payable as we paid for product purchased in the fourth quarter of 2010 to support the higher fourth quarter 2010 sales activity, and an increase in our inventory at the end of second quarter 2011. The unfavorable impact during the six months ended June 30, 2011 was partially offset by the net cash collected from accounts receivable, and non-cash charges including depreciation and amortization, and share-based compensation. During the same period in 2010, the difference between our net loss of $25.4 million and our net cash provided by operating activities of $4.0 million was primarily due to cash provided by working capital changes, and the favorable impact of non-cash charges, including depreciation and amortization, non-cash income tax benefit, and share-based compensation.

Investing activities. Net cash provided by investing activities during the six months ended June 30, 2011 was $32.8 million compared to $72.2 million used during the same period in 2010. Cash provided by investing activities during the six months ended June 30, 2011 was related to net sales of marketable securities of $36.7 million, partially offset by purchases of property, plant, and equipment for approximately $3.8 million. Cash provided by investing activities during the same period in 2010 was primarily related to net sales of marketable securities of $76.0 million.

Financing activities. Net cash used in financing activities during the six months ended June 30, 2011 was $677,000, compared to $160.9 million during the same period in 2010. Net cash used in financing activities in 2011 was primarily related to taxes paid on behalf of employees for restricted stock units which vested during the period. Net cash used in financing activities in 2010 was primarily related to the transfer of funds to an escrow account in connection with the attempted acquisition of Cinterion. The Company was not the successful bidder and the escrow funds where returned to the Company in July 2010.

Other Liquidity Needs

We expect to incur ongoing professional fees and expenses to defend litigation filed against us or related to our products, which litigation is discussed in Note 9 to our consolidated financial statements included in this report. These costs cannot be estimated at this time.

During the next twelve months, we currently plan to incur approximately $11.0 million for discretionary capital expenditures, including the acquisition of additional software licenses.

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

Since December 31, 2010, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Form 10-K.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In re Novatel Wireless Securities Litigation.

On February 14, 2011, the Company filed a motion for summary judgment on all of plaintiffs’ claims. A trial date had been set for May 10, 2011. On March 15, 2011, the case was reassigned to a new district judge, the Honorable Anthony J. Battaglia. Following the reassignment, the court vacated the trial date pending the court’s consideration of dispositive motions. Oral argument on the motion for summary judgment was heard by the court on June 17, 2011, after which the court took the matter under submission. The court has not yet issued a ruling on the motion. Except as described above, there have been no material developments in our legal proceedings since December 31, 2010. For additional information regarding the Company’s legal proceedings, see Item 3, “Legal Proceedings” in our 2010 Form 10-K.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s 2010 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

(e) On June 16, 2011, the Compensation Committee (the “Committee”) of the Board of Directors of Novatel Wireless, Inc. (the “Company”) adopted a bonus plan applicable to the Company’s executive officers for the fiscal year ending December 31, 2011. Under the terms of the plan, each participant is eligible to receive a discretionary cash bonus from the Company in a dollar amount equal to a percentage of his or her annual base salary in effect as of the end of 2011. The award of a bonus is subject to the achievement of a Company-wide financial goal and commercial milestones applicable to each executive officer and an individual performance goal established for each executive officer. The target awards for the 2011 fiscal year, as a percentage of base salary, are 100% for the Company’s Chief Executive Officer and 50% for all other participants. Each participant is eligible to earn up to 70% of the target award if the Company achieves its performance goals and up to 30% of the target award if the participant achieves his or her own individual goals. All bonuses are expected to be determined and paid following the end of the Company’s 2011 fiscal year. In approving awards under the plan, the Committee may also use its discretion to increase or decrease the amounts that otherwise would be payable based upon Company and individual performance.

The foregoing summary of the plan is qualified in its entirety by reference to the full text of the plan, which is filed as Exhibit 10.1 to this report and incorporated herein by reference.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Novatel Wireless, Inc. Senior Management Incentive Plan for fiscal year 2011.
31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the Novatel Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novatel Wireless, Inc.

Date: August 8, 2011	By:	/S/ PETER LEPARULO
Peter Leparulo
Chairman and Chief Executive Officer

Date: August 8, 2011	By:	/S/ KENNETH LEDDON
Kenneth Leddon
Senior Vice President and Chief Financial Officer