Form 10-Q
period 2011-09-30
NOVATEL WIRELESS INC
filed 2011-11-09
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of November 7, 2011 was 32,059,715

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include the following:

•	our ability to compete in the market for wireless broadband data access products;

•	our ability to integrate Enfora and any other business, products, technologies or personnel that we may acquire in the future;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	our ability to introduce and sell new products that comply with current and evolving industry standards, including 3G and 4G standards, and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	demand for broadband wireless access to enterprise networks and the Internet;

•	the outcome of pending or future litigation, including the current class action securities litigation and intellectual property litigation;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•

our reliance on third parties to procure components and manufacture our products, including some of our product component suppliers in Thailand that have been unable to deliver sufficient quantities of components as a result of the effects of the monsoon season which resulted in major catastrophic floods that began on July 2011 and continues through the date of this report;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development and sale of our products;

•	risks associated with doing business abroad, including foreign currency risks;

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business; and

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2011	December 31, 2010
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$21,927	$17,375
Marketable securities	33,391	59,775
Accounts receivable, net of allowance for doubtful accounts of $ 279 at September 30, 2011 and $228 at December 31, 2010	54,221	63,570
Inventories	49,149	43,094
Deferred tax assets, net	214	218
Prepaid expenses and other	3,682	6,961

Total current assets	162,584	190,993

Property and equipment, net of accumulated depreciation of $ 56,565 at September 30, 2011 and $48,223 at December 31, 2010	19,900	21,281
Marketable securities	9,101	20,676
Intangible assets, net of accumulated amortization of $9,552 at September 30, 2011 and $4,019 at December 31, 2010	37,251	44,265
Goodwill	19,535	22,258
Deferred tax assets, net	2,142	2,103
Other assets	713	532

Total assets	$251,226	$302,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,032	$77,769
Accrued expenses	27,618	26,050

Total current liabilities	81,650	103,819
Capital lease obligations, long-term	0	55
Other long-term liabilities	2,275	12,831

Total liabilities	83,925	116,705

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	0	0
Common stock, par value $0.001; 50,000 shares authorized, 32,060 and 31,852 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	32	32
Additional paid-in capital	427,710	424,270
Accumulated other comprehensive (loss) income	(33)	21
Accumulated deficit	(235,408)	(213,920)

	192,301	210,403
Treasury stock at cost; 2,436 common shares at September 30, 2011 and December 31, 2010	(25,000)	(25,000)

Total stockholders’ equity	167,301	185,403

Total liabilities and stockholders’ equity	$251,226	$302,108

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$113,263	$75,602	$293,068	$219,664
Cost of net revenues	86,573	62,412	234,202	175,113

Gross profit	26,690	13,190	58,866	44,551

Operating costs and expenses:
Research and development	15,126	11,576	45,517	34,070
Sales and marketing	7,211	4,163	22,805	15,258
General and administrative	6,243	3,833	16,550	14,309
Goodwill impairment loss	3,514	0	3,514	0
Amortization of purchased intangible assets	644	0	1,699	0

Total operating costs and expenses	32,738	19,572	90,085	63,637

Operating loss	(6,048)	(6,382)	(31,219)	(19,086)
Other income (expense):
Interest income (expense), net	60	(2,292)	303	(2,698)
Other income (expense), net	(679)	420	(1,164)	1,671

Loss before income taxes	(6,667)	(8,254)	(32,080)	(20,113)
Income tax expense (benefit)	(11,165)	(1,149)	(10,592)	12,420

Net income (loss)	$4,498	$(7,105)	$(21,488)	$(32,533)

Per share data:
Net income (loss) per share:
Basic	$0.14	$(0.22)	$(0.67)	$(1.04)

Diluted	$0.14	$(0.22)	$(0.67)	$(1.04)

Weighted average shares used in computation of basic and diluted net income (loss) per share:
Basic	32,057	31,615	32,005	31,414

Diluted	32,370	31,615	32,005	31,414

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(21,488)	$(32,533)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	0	541
Loan fees recognized on extinguishment of debt	0	2,370
Depreciation and amortization	13,782	7,970
Goodwill impairment	3,514	0
Impairment loss on intangible assets and equipment	133	146
Provision for bad debts	59	141
Net impairment loss on marketable securities	346	0
Inventory provision	576	1,030
Share-based compensation expense	4,057	4,695
Excess tax benefits from equity based compensation	0	(89)
Non-cash income tax expense (benefit)	(11,287)	11,579
Changes in assets and liabilities:
Accounts receivable	9,046	3,739
Inventories	(6,634)	7,961
Prepaid expenses and other assets	3,484	(284)
Accounts payable	(23,941)	10,569
Accrued expenses, income taxes, and other	1,651	(3,887)

Net cash provided by (used in) operating activities	(26,702)	13,948

Cash flows from investing activities:
Purchases of property and equipment	(4,928)	(5,585)
Purchases of intangible assets	(219)	(110)
Purchases of securities	(21,366)	(155,009)
Securities maturities/sales	58,539	164,187

Net cash provided by investing activities	32,026	3,483

Cash flows from financing activities:
Proceeds from the issuance of short-term debt, net of issuance costs	12,000	27,415
Principal repayments of short-term debt	(12,000)	(30,000)
Principal payments under capital lease obligations	(81)	(105)
Proceeds from stock option exercises net of taxes paid on vested restricted stock units	(617)	580
Excess tax benefits from equity based compensation	0	89
Remittance from restricted funds	0	188,890
Deposit of restricted funds	0	(188,890)

Net cash used in financing activities	(698)	(2,021)
Effect of exchange rates on cash and cash equivalents	(74)	682

Net increase in cash and cash equivalents	4,552	16,092
Cash and cash equivalents, beginning of period	17,375	100,025

Cash and cash equivalents, end of period	$21,927	$116,117

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7	$216
Income taxes	$194	$299
Supplemental disclosures of non-cash investing activities:
Building rent incentives to fund leasehold improvements	$1,869	$0
Supplemental disclosures of non-cash financing activities:
Marketable equity securities received in settlement of note receivable	$384	$0
Accrued debt issuance costs	$0	$326

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at September 30, 2011 and the results of the Company’s operations for the three and nine months ended September 30, 2011 and 2010 are unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). The accounting policies used in preparing these consolidated financial statements are the same as those described in the 2010 Form 10-K with the exception of new accounting pronouncements adopted in 2011. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

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

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08 “Intangibles-Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” ASU 2011-08 amends the previous guidance under Topic 350 which required an entity to test goodwill for impairment, on at least an annual basis, by performing the two-step goodwill impairment test described in Topic 350. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having likelihood of more than 50 percent. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We are assessing the impact of ASU 2011-08 on our financial statement results.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are assessing the impact of ASU 2011-05 on our comprehensive income presentation.

Prior Period Adjustment

In the third quarter of 2011, the Company identified errors in its consolidated financial statements for the year ended December 31, 2010 and for each of the quarterly periods ended March 31, 2011 and June 30, 2011. The errors were due to the amount of recorded goodwill in connection with the 2010 acquisition of Enfora, Inc. (“Enfora”). The errors were made in connection with the Company’s initial allocation of the consideration transferred in the acquisition where the Company understated goodwill and overstated acquired intangibles at the time of the acquisition by $1.7 million (see Notes 4 and 5) of this report.

The Company analyzed the potential impact of these items and concluded that while the accumulation of this error was significant to the three months ended September 30, 2011, the correction would not be material to any individual periods, taking in to account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). In accordance with the relevant guidance, management evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that correcting the cumulative error of $631,000 for the year ended December 31, 2010 is expected to be immaterial to the currently estimated full year results for 2011 and correcting the error did not have a material impact on any individual prior period financial statements or affect the trend of financial results. Accordingly, during the third quarter of 2011, the Company adjusted the carrying value of the Enfora intangibles by $1.7 million to reflect the proper allocation between goodwill and acquired intangibles and recorded cumulative adjustments of $439,000 in the statement of operations associated with the revised amortization of intangible assets and related income tax affects.

2. Merger and Acquisition Activities

Acquisition of Enfora

On November 30, 2010, the Company completed the acquisition of Enfora, a provider of intelligent asset-management solutions utilizing wireless technology and machine-to-machine (M2M) communications. The acquisition of Enfora diversifies the Company’s customer base and product lines into adjacent markets and advances the Company’s strategy of providing intelligent devices to more end markets—enterprise, consumer and vertical applications.

Enfora’s results of operations and estimated fair value of assets acquired and liabilities assumed are included in the Company’s consolidated financial statements from the date of acquisition. During the three months ended September 30, 2011, the Company completed its purchase price allocation related to the 2010 acquisition as discussed in Note 1. Also, during the third quarter of 2011, the Company made a $297,000 adjustment to increase Enfora net deferred tax assets, with a corresponding dollar amount decrease to goodwill, based on completed studies of available tax benefits existing as of the date of acquisition.

The revenue and operating results contributed by Enfora during the three and nine months ended September 30, 2011 are disclosed in the Note 8 of this report.

Actual and Pro Forma Results of Enfora Acquisition

The following table presents the unaudited results for the three and nine months ended September 30, 2011 and pro forma financial information for the three and nine months ended September 30, 2010. The unaudited pro forma financial information for the three and nine months ended September 30, 2010 combines the results of operations of Novatel Wireless and Enfora as though the companies had been combined as of the beginning of fiscal 2009 as previously reported in the 2010 Form 10-K. The pro forma financial information is presented for informational purposes only. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2009. The following unaudited results and pro forma financial information presented include amortization charges for acquired intangible assets, inventory fair value adjustments, eliminations of intercompany transactions, adjustments to interest expense, reduction in share-based compensation and related tax effects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010 (1)	2011	2010 (1)
Net revenue	$113,263	$90,827	$293,068	$266,118
Net income (loss)	4,498	(9,225)	(21,488)	(23,847)

(1)	Pro forma results

Enfora acquisition consideration

Under the terms of the acquisition agreement, the Company paid cash consideration of $64.5 million and additional cash consideration of $13.0 million in exchange for an agreed upon amount of Enfora working capital. The Company also agreed to pay additional cash consideration (“contingent consideration”) of up to $6.0 million based on the operating results of Enfora for the 15 month period from October 1, 2010 to December 31, 2011. The estimated fair value of this contingent consideration at the acquisition date was $0.9 million, resulting in total estimated cash to be paid of $78.4 million. During the quarter ended March 31, 2011, the Company revised its estimate of contingent consideration to $0 and accordingly reflected this change as a benefit to general and administrative expenses for the quarter ended March 31, 2011. There were no changes in the fair value of the contingent consideration recorded in the three months ended September 30, 2011 as the Company continues to believe the operating results necessary to receive payment of the contingent consideration will not be achieved.

Cinterion

In June 2010, the Company submitted a bid to purchase certain assets of Cinterion Wireless Modules (“Cinterion”), a company in the cellular machine-to-machine communications industry. The Company was not the successful bidder at the conclusion of the process on June 28, 2010.

In June 2010, the Company borrowed $30.0 million, net of $2.2 million in lender fees, under a bridge loan facility in connection with its bid. In accordance with bidding procedures, during June 2010, the Company deposited into escrow an amount in Euros equal to its bid price using cash and cash equivalents, proceeds from the sale of marketable securities, and borrowings under the $30.0 million bridge loan facility. The escrowed funds are reflected as a deposit of restricted funds in the accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 2010. The escrowed funds were returned to the Company in July 2010.

While the Company’s Euro funds were held in escrow, the Company engaged in hedging transactions to address foreign currency risk at a cost of $1.2 million, which amount was recorded in other income (expense), net, in the Consolidated Statement of Operations during the second quarter ended June 30, 2010.

During the second quarter ended June 30, 2010, the Company recorded a foreign currency gain of $2.9 million, which was recorded in other income (expense), net, in connection with the conversion of its Euro-denominated escrowed funds into U.S. dollars following completion of the auction on June 28, 2010.

Pursuant to authoritative accounting guidance, the $2.2 million in lender fees on the $30.0 million bridge loan facility were recorded as a discount to amounts outstanding under the facility and amortized over the stated term of the facility which was scheduled to mature on September 8, 2010. During June 2010, the Company also incurred $660,000 in professional fees attributable to the bridge facility, which were capitalized and amortized over the stated term of the facility. During the second quarter ended June 30, 2010, the Company recognized $687,000 in interest expense related to this facility, which primarily consisted of the amortization of lender and professional fees.

In connection with its bid, the Company estimated that during the second quarter of 2010, it had incurred $2.0 million in legal, advisory and professional fees unrelated to the bridge loan facility, which were recorded as accrued expenses on the Consolidated Balance Sheet and classified as general and administrative expenses in the Consolidated Statement of Operations. During the third quarter of 2010, the Company reduced its estimate of professional fees by approximately $700,000 based upon information we received during the third quarter of 2010 that indicated the reduction to the original estimated liability was appropriate.

In July 2010, the Company repaid all amounts outstanding under the bridge loan facility.

3. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

	$00,000	$00,000	$00,000	$00,000	$00,000
September 30, 2011	Maturity in Years	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Available-for-sale:
Corporate debentures / bonds	1 or less	$23,333	$(17)	$0	$23,316
Municipal bonds	1 or less	3,287	(2)	0	3,285
Certificates of deposit	1 or less	2,640	0	7	2,647
Government agency securities	1 or less	4,106	(1)	0	4,105
Marketable equity securities	N/A	38	0	0	38

Total short-term marketable securities		33,404	(20)	7	33,391

Available-for-sale:
Government agency securities	1 to 2	7,932	(21)	0	7,911
Muncipal bonds	1 to 2	1,189	0	1	1,190

Total long-term marketable securities		9,121	(21)	1	9,101

		$42,525	$(41)	$8	$42,492

	$00,000	$00,000	$00,000	$00,000	$00,000
December 31, 2010	Maturity in Years	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Available-for-sale:
Corporate debenture/bonds	1 or less	$33,356	$(3)	$31	$33,384
Municipal bonds	1 or less	5,259	(4)	0	5,255
Certificates of deposit	1 or less	925	0	0	925
Government agency securities	1 or less	20,207	0	4	20,211

Total short-term marketable securities		59,747	(7)	35	59,775

Available-for-sale:
Corporate debenture/bonds	1 to 2	8,808	(14)	0	8,794
Certificates of deposit	1 to 2	2,397	0	6	2,403
Government agency securities	1 to 2	9,478	0	1	9,479

Total long-term marketable securities		20,683	(14)	7	20,676

		$80,430	$(21)	$42	$80,451

The Company’s available-for-sale securities are carried on the Consolidated Balance Sheet at fair market value with the related unrealized gains and losses included in accumulated other comprehensive (loss) income on the Consolidated Balance Sheet, which is a separate component of stockholders’ equity. Realized gains and losses on the sale of available-for-sale marketable securities are determined using the specific-identification method.

As of September 30, 2011, the Company had a net unrealized loss of $33,000 in accumulated other comprehensive (loss) income. The Company’s net unrealized loss is the result of market conditions affecting its fixed-income, debt and equity securities, which are included in accumulated other comprehensive (loss) income on the Consolidated Balance Sheet for the period then ended.

As of September 30, 2011, the Company’s investment portfolio included $385,000 of marketable equity securities at original cost, with a fair value of $38,000. These securities are currently traded on the Over the Counter Bulletin Board (OTCBB) and are not traded on major exchanges such as the New York Stock Exchange. During the three and nine months ended September 30, 2011, the Company recorded an other-than-temporary loss of $193,000 and $347,000, respectively, within other income (expense), net in the Consolidated Statement of Operations.

Inventories

Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Finished goods	$43,259	$36,764
Raw materials and components	5,890	6,330

	$49,149	$43,094

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Royalties	$6,201	$6,461
Payroll and related expenses	6,985	5,704
Product warranty	1,729	2,279
Market development fund and price protection	1,646	1,452
Deferred rent	1,099	1,092
Professional fees	910	1,103
Other	9,048	7,959

	$27,618	$26,050

Accrued Warranty Obligations

Accrued warranty obligations consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Warranty liability at beginning of period	$1,709	$2,467	$2,279	$3,039
Additions charged to operations	1,035	262	2,238	1,014
Deductions from liability	(1,015)	(649)	(2,788)	(1,973)

Warranty liability at end of period	$1,729	$2,080	$1,729	$2,080

The Company accrues warranty costs based on estimates of future warranty-related replacement, repairs or rework of products. The Company generally provides one to three years of coverage for products following the date of purchase and the Company accrues the estimated cost of warranty coverage as a component of cost of revenues in the Consolidated Statements of Operations at the time revenue is recognized. In estimating our future warranty obligations we consider various relevant factors, including the historical frequency and volume of qualifying claims, and the cost to replace or repair products under warranty.

4. Intangible Assets

The Company’s amortizable purchased intangible assets resulting from its acquisition of Enfora are composed of (in thousands):

	September 30, 2011					December 31, 2010
	Gross	Purchase Price Adjustment (i)	Adjusted Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$29,200	$(3,200)	$26,000	$(3,201)	$22,799	$29,200	$(371)	$28,829
Trade name	12,800	0	12,800	(1,067)	11,733	12,800	(107)	12,693
Other	2,220	1,500	3,720	(1,409)	2,311	2,220	(356)	1,864

Total amortizable purchased intangible assets	$44,220	$(1,700)	$42,520	$(5,677)	$36,843	$44,220	$(834)	$43,386

(i)	During the three months ended September 30, 2011, the Company corrected its purchase price allocations related to the 2010 Enfora acquisition (see Note 1). The net impact of the correction was a $1.7 million decrease to the purchased intangible assets and a corresponding increase to goodwill (see Note 5). Amortization expense for the third quarter of 2011 was reduced by $173,000 to correct for the impact to accumulated amortization resulting from the corrections to the purchased intangible assets.

The following table presents details of the amortization of purchased intangible assets of Enfora included in the cost of net revenues and operating costs and expenses categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of net revenues	$705	$0	$3,144	$0
General and administrative expenses	644	0	1,699	0

Total amortization expense	$1,349	$0	$4,843	$0

The following table presents details of the amortization of existing amortizable purchased intangible assets of Enfora that is currently estimated to be expensed in the remainder of 2011 and thereafter (in thousands):

Fiscal year:	Amount
2011 (remaining 3 months)	$1,481
2012	5,571
2013	5,333
2014	5,333
2015	5,226
2016	4,053
Thereafter	9,846

Total	$36,843

Additionally, at September 30, 2011 and December 31, 2010, the Company had $409,000 and $879,000, respectively, of acquired software licenses, net, representing rights to use certain software necessary for the development and commercial sale of the Company’s products.

5. Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011, are as follows (in thousands):

	$22,258	$22,258
	M2M Products and Solutions
	2011	2010
Balance at January 1,	$22,258	$0
Goodwill acquisition price correction (Note 1)	1,700	0
Net deferred tax asset related adjustment due to goodwill correction	(612)	0
Completion of deferred tax asset valuation (Note 2)	(297)	0
Goodwill impairment loss during the period	(3,514)	0

Balance at September 30,	$19,535	$0

The Company tests goodwill for impairment annually during the fourth quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. The impairment test involves a comparison of the fair value of its reporting unit as defined under ASC 350, Intangibles-Goodwill and Other, to carrying amounts. If the reporting unit’s aggregated carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit being measured exceeds its fair value, up to the total amount of its assets.

During the third quarter of 2011, the Company experienced a sustained, significant decline in its stock price and based on actual and forecasted operating results of the M2M products and solutions reporting unit, the Company determined there were sufficient indicators of impairment present to require an interim impairment analysis.

Based upon fair value tests performed during the third quarter, the Company recorded a pre-tax non-cash impairment charge of $3.5 million in connection with the goodwill related to the M2M reporting unit. The fair value of the M2M reporting unit was estimated with the assistance of an independent third-party appraisal. As of November 9, 2011, the Company has not finalized its review of this impairment analysis due to the limited time period from the first indication of potential impairment to the date of this filing and the complexities involved in estimating the fair value of certain assets and liabilities. Any adjustment to that estimated charge resulting from the completion of the measurement of the impairment loss will be recognized in the fourth quarter of 2011.

6. Fair Value Measurement of Assets and Liabilities

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

Our financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, and short-term and long-term debt. The Company’s cash and cash equivalents consist of its investment in money market securities and treasury bills. The Company’s marketable securities consist primarily of government agency securities, municipal bonds, time deposits and investment-grade corporate bonds. From time to time, the Company may utilize foreign exchange forward contracts. These contracts are valued using pricing models that take into account the currency rates as of the balance sheet date (Level 2 of the fair value hierarchy).

Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1: Pricing inputs are based on quoted market prices for identical assets or liabilities in active markets (e.g., NYSE). Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Pricing inputs include benchmark yields, trade data, reported trades and broker dealer quotes, two-sided markets and industry & economic events, yield to maturity, Municipal Securities Rule Making Board reported trades and vendor trading platform data. Level 2 includes those financial instruments that are valued using various pricing services and broker pricing information including Electronic Communication Networks and broker feeds.

Level 3: Pricing inputs include significant inputs that are generally less observable from objective sources, including the Company’s own assumptions.

The fair value of the majority of our cash and cash equivalents and marketable equity securities were determined based on Level 1 inputs. The fair value of our marketable debt securities was determined based on Level 2 inputs. We do not have any securities in the Level 3 category. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of September 30, 2011 (in thousands):

Description	September 30, 2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$137	$137	$0	$0
US Treasury notes	4,871	0	4,871	0

Total cash equivalents	5,008	137	4,871	0

Short-term marketable securities:
Available-for-sale:
Corporate debentures / bonds	23,316	0	23,316	0
Muncipal bonds	3,285	0	3,285	0
Certificates of deposit	2,647	0	2,647	0
Government agency securities	4,105	0	4,105	0
Marketable equity securities	38	38	0	0

Total short-term marketable securities	33,391	38	33,353	0

Long-term marketable securities:
Available-for-sale:
Muncipal bonds	7,911	0	7,911	0
Government agency securities	1,190	0	1,190	0

Total long-term marketable securities	9,101	0	9,101	0

Total financial assets	$47,500	$175	$47,325	$0

There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2011. All of our long-term marketable debt securities had maturities of between one and two years in duration at September 30, 2011.

The table below presents Level 3 activity for our contingent consideration liability for the nine months ended September 30, 2011 (in thousands):

Contingent consideration liability	Level 3
Beginning balance at January 1, 2011	$(880)
Adjustments	880

Ending balance at September 30, 2011	$—

As of September 30, 2011, the Company had no outstanding foreign currency exchange forward contracts. On December 31, 2010, the Company recorded an unrealized loss of $8,000 on its outstanding foreign currency exchange forward contracts. These contracts were utilized to hedge the Company’s Euro-denominated cash and accounts receivable balances.

During the three and nine months ended September 30, 2011, the Company recorded foreign currency losses on Euro-denominated foreign currency exchange forward contracts of approximately $0 and $19,000, respectively. During the same periods in 2010, the Company recorded losses on its foreign currency exchange forward contracts of approximately $857,000 and $498,000, respectively. All recorded gains and losses on foreign currency exchange transactions are recorded in other (income) expense.

7. Share-Based Compensation

The Company included the following amounts for share-based compensation awards in the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$149	$156	$383	$473
Research and development	529	545	1,337	1,687
Sales and marketing	327	266	890	838
General and administrative	566	585	1,447	1,697

Totals	$1,571	$1,552	$4,057	$4,695

8. Segment Information and Concentrations of Risk

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

•	M2M Products and Solutions segment—includes our intelligent asset-management solutions utilizing wireless technology and M2M communications acquired with our acquisition of Enfora.

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

The table below presents net revenues, operating income (loss) and identifiable assets for our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues:
Mobile Computing Products	$102,691	$75,602	$258,268	$219,664
M2M Products and Solutions	10,572	0	34,800	0

Total	$113,263	$75,602	$293,068	$219,664

Operating income (loss):
Mobile Computing Products	$1,311	$(6,382)	$(14,359)	$(19,086)
M2M Products and Solutions	(7,359)	0	(16,860)	0

Total	$(6,048)	$(6,382)	$(31,219)	$(19,086)

	September 30, 2011	December 31, 2010
Identifiable assets:
Mobile Computing Products	$177,590	$217,445
M2M Products and Solutions	73,636	84,663

Total	$251,226	$302,108

The Company has operations in the United States, Canada, Europe and Asia. The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe and Asia (in thousands):

	September 30, 2011	December 31, 2010
United States	$244,297	$293,227
Canada	5,929	8,059
Europe	202	318
Asia	798	504

	$251,226	$302,108

The following table details the concentration of the Company’s net revenues by geographic region based on the ship to location:

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
North America	95.2%	96.0%	95.5%	94.5%
Europe / Middle East / Africa	4.5	4.0	4.3	5.1
Asia / Australia	0.3	0	0.2	0.4

	100.0%	100.0%	100.0%	100.0%

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues are derived from a small number of customers. For the three months ended September 30, 2011, sales to our two largest customers accounted for 49% and 11% of net revenues. In the same period in 2010, sales to our two largest customers accounted for 59% and 13% of net revenues. No other customers accounted for more than ten percent of total net revenues in the three months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011, sales to our three largest customers accounted for 45%, 13%, and 10% of net revenues. In the same period in 2010, sales to our two largest customers accounted for 59% and 13% of net revenues. No other customers accounted for more than ten percent of total net revenues in the nine months ended September 30, 2011 and 2010.

The Company currently outsources its manufacturing to four third-party contract manufacturers. If one or more of these manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company’s revenues and results of operations.

The Company contracts with a number of suppliers with operations in Thailand. Some of these suppliers have been unable to deliver sufficient quantities of components as a result of the effects of the major catastrophic flooding that began in July 2011 and still persist as of the date of this report. The Company’s M2M products are being impacted significantly by these component shortages. The shortages have limited the Company’s ability to deliver against sales opportunities, negatively impacting our results of operations.

9. Earnings Per Share

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

The following table sets forth the computation of diluted weighted-average common and potential common shares outstanding for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic weighted-average common shares outstanding	32,057	31,615	32,005	31,414
Effect of dilutive securities:
Options	33	0	0	0
Employee Stock Purchase Plan	258	0	0	0
Restricted Stock Units	22	0	0	0

Diluted weighted-average common and potential common shares outstanding	32,370	31,615	32,005	31,414

During the three and nine months ended September 30, 2011, weighted-average options, RSUs and unissued ESPP shares to acquire a total of 5,718,527 and 4,657,850 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

During three and nine months ended September 30, 2010, weighted-average options, RSUs, and unissued ESPP shares to acquire a total of 4,554,343 and 4,445,049 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

10. Commitments and Contingencies

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

Credit Facility

During July 2011, the Company entered into a credit facility with a bank to allow margin borrowings based on the Company’s investments in cash equivalents and marketable securities held with the bank. This facility is collateralized by the Company’s cash equivalents and marketable securities held with the bank. Borrowings under the facility incur interest rate at the bank’s base rate plus 1%. This margin account facility provides us with the flexibility to access cash for short periods of time and avoids the need to sell marketable securities for these short-term requirements. At September 30, 2011, the Company had approximately $24.9 million in cash equivalents and marketable securities held at this bank. Any monies borrowed and interest incurred are payable on demand, and there is no express expiration date to the credit facility. During the three months ended September 30, 2011, the Company borrowed $12.0 million and repaid the entire amount during the same period. As of September 30, 2011, the Company has no outstanding borrowings under the credit facility.

11. Comprehensive Loss

Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$4,498	$(7,105)	$(21,488)	$(32,533)
Unrealized gain (loss) on cash equivalents and marketable securities, net of tax	(60)	30	(54)	15

Comprehensive income (loss)	$4,438	$(7,075)	$(21,542)	$(32,518)

12. Income Taxes

For the three and nine months ended September 30, 2011, the Company recorded income tax benefit, including discrete items, of $11.2 million and $10.6 million, respectively. These amounts vary from the income tax benefit that would be computed at the U.S. statutory rate resulting from its operating losses during the same period primarily due to an offsetting increase in the Company’s U.S.-based deferred tax valuation allowance, the release of accruals related to uncertain tax positions, and expenses attributable to foreign operations.

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

After a review of the four sources of taxable income as of September 30, 2011 (as described above), the Company recognized an increase in the valuation allowance primarily related to its U.S.-based deferred tax amounts resulting from carryforward net operating losses generated during the three and nine months ended September 30, 2011. These deferred tax benefits, combined with the increased valuation allowance, resulted in income tax expense of $46,000 and $372,000 for the three and nine months period ended September 30, 2011, respectively. The Company’s valuation allowance was $34.7 million on gross deferred tax assets of $37.0 million at September 30, 2011. The net unreserved portion of the Company’s remaining deferred tax assets at September 30, 2011 primarily related to research and development tax credits associated with the Company’s Canadian subsidiary.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. During the three months ended September 30, 2011, the Company released $11.8 million of reserves related to uncertain tax positions due to expiration of the applicable statutes of limitations for certain tax years. As of September 30, 2011 and December 31, 2010, the total liability for unrecognized tax benefits was $411,000 and $12.0 million, respectively, and is included in other long-term liabilities on the Company’s consolidated balance sheets. For the three and nine months ended September 30, 2011, the Company included $3,000 and $31,000, respectively, of interest expense related to uncertain tax positions in its Consolidated Statements of Operations.

As a result of a $1.7 million correction to the November 30, 2010 acquisition value of Enfora’s intangible assets (Note 1), the Company recorded a corresponding correction of $612,000 to its net deferred tax assets during the three months ended September 30, 2011, with a corresponding charge to income tax expense.

Also during the three months ended September 30, 2011, the Company completed its assessment of deferred tax benefits resulting from related to its acquisition of Enfora in 2010. As a result, the Company decreased its estimate of deferred tax assets acquired by $297,000, with a corresponding charge to income tax expense.

The Company and its subsidiaries file U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The California Franchise Tax Board is currently conducting an examination of the Company’s California income tax returns for 2006 and 2007. The Internal Revenue Service is currently conducting an examination of the Company’s U.S. income tax return for 2009. The Company is also subject to various income federal tax examinations for the 2001 through 2010 calendar years due to the availability of net operating loss carryforwards. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years. Currently, the Company does not anticipate that there will be any material change in the recognized tax benefits within next twelve months.

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

Our mobile-hotspot and modem customer base is comprised of wireless operators, including AT&T, Bell Mobility, Sprint Nextel, Telefonica, Verizon Wireless, Virgin Mobile, and Vodafone; laptop PC and other original equipment manufacturers (OEMs), including Dell; as well as distributors and various companies in other vertical markets. Our M2M customer base is comprised of transportation companies, industrial companies, manufacturers of medical devices and geographical-location aware devices and providers of security systems. We have strategic relationships with several of these customers for technology development and marketing.

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

The hardware components used in our solutions are produced by contract manufacturers. Their services include component procurement, assembly, testing, quality control, fulfillment and delivery. We have agreements with LG Innotek, Inventec Appliances Corporation, or IAC, Hon Hai Precision Industry Co., LTD, and Benchmark Electronics for the outsourced manufacturing of our products. In addition, we have an agreement with Mobiltron for certain distribution, fulfillment and repair services related to our business in Europe, the Middle East and Africa, or EMEA.

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

We contract with a number of suppliers in Thailand. Some of these suppliers have been unable to deliver sufficient quantities of components as a result of the effects of the significant flooding in Thailand that began in on July 2011 and continues to persist as of the filing of this report. Our M2M products are being impacted significantly by these component shortages. The shortages have limited our ability to deliver against sales opportunities, negatively impacting our results of operations. We are taking steps to remediate the business disruption and estimate the impact to be approximately $3 million to $4 million of reduced revenue in the fourth quarter of 2011.

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

Research and development is at the core of our ability to produce innovative, leading-edge products. This category consists primarily of engineers and technicians who design and test our highly complex products. As we work to expand our portfolio of products and remain competitive, it may be necessary to increase our research and development costs in the future.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, valuation of contingent consideration, royalty costs, provision for warranty costs, income taxes, and share-based compensation expense. The significant accounting policies used in preparation of these consolidated financial statements for the three and nine months ended September 30, 2011 are consistent with those discussed in Note 1 to the consolidated financial statements included in our 2010 Form 10-K in all material respects and in Note 1 to the consolidated financial statements included in this report. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three and nine months ended September 30, 2011 are consistent with those discussed in our 2010 Form 10-K in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net revenues. Net revenues for the three months ended September 30, 2011 were $113.3 million, an increase of $37.7 million or 50% compared to the same period in 2010.

The following table summarizes net revenues by reportable segment and product categories during the three months ended September 30, 2011 and September 30, 2010 (in thousands):

	Three Months Ended September 30,
	2011	2010
Net revenues by reportable segment:
Mobile Computing Products	$102,691	$75,602
M2M Products and Solutions	10,572	0

Total	$113,263	$75,602

Net revenues by product category:
Mobile Broadband Devices	$93,250	$75,005
Embedded Modules	13,769	203
Asset Management Solutions & Services	6,244	394

Total	$113,263	$75,602

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the three months ended September 30, 2011 were $102.7 million, an increase of $27.1 million or 36% compared to the same period in 2010. The increase is primarily attributable to new product rollouts of our next generation 4G MiFi Intelligent Mobile Hotspot.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the three months ended September 30, 2011 were $10.6 million, compared with no net revenues for the same period last year. The increase is attributable to our acquisition of Enfora during the fourth quarter of 2010. The net revenues consist primarily of 2G Global System for Mobile Communications (“GSM”) embedded modules, and solutions and services.

Product Categories. We have categorized the combined product portfolios of the mobile computing and M2M businesses into three categories (1) Mobile Broadband Devices, (2) Embedded Modules and (3) Asset Management Solutions and Services. These categories were established due to the different markets and sales channels served. We believe this product categorization information facilitates the analysis of the our operating trends.

The Mobile Broadband Devices include all mobile computing external data modems including PC cards, USB dongles and MiFi intelligent personal hotspots. These devices are sold primarily through wireless operator enterprise and retail channels, telecom equipment distributors and consumer retail chains.

The Embedded Modules products are sold as components of various wireless broadband devices produced by OEM laptop computer and other wireless broadband technology hardware enterprises. These products are sold directly to these enterprises or through distributor channels.

Asset Management Solutions and Services are mobile intelligent wireless broadband terminal devices and communication management software (CMS) that transmits information about the assets into which these products are integrated. These hardware and software products can be bundled or sold separately. The CMS software activates the terminal device onto the wireless network and manages its functionality.

Net revenues from our Mobile Broadband Devices category for the three months ended September 30, 2011 were $93.3 million, an increase of $18.3 million or 24% compared to the same period in 2010. The increase in net revenues was primarily driven by higher sales of our next generation 4G MiFi products.

The Embedded Modules category accounted for 12% of total net revenues for the three months ended September 30, 2011. This included $5.0 million in sales of M2M modules and $8.8 million of embedded modules for OEM computing devices.

Net revenues from Asset Management Solutions & Services were $6.2 million and accounted for approximately 6% of total net revenues for the three months ended September 30, 2011. These sales were predominantly comprised of integrated product hardware sales.

The increase in net revenues in Embedded Modules and Asset Management Solutions and Services compared to the same period in 2010 were related to the Enfora acquisition and increased sales to OEM customers in the Mobile Computing Products segment.

Cost of net revenues. Cost of net revenues for the three months ended September 30, 2011 was $86.6 million, or 76% of net revenues, as compared to $62.4 million, or 83% of net revenues, for the same period in 2010. During the third quarter of 2011, the cost of revenues as a percentage of net revenues benefitted from a favorable mix of higher margin MiFi products, embedded modules, and USB modems sold that included recently launched next generation 4G products and from a higher revenue level in proportion to fixed manufacturing overhead costs. Cost of revenues for the three months ended September 30, 2011 includes amortization costs of $705,000 related to purchased intangibles in connection with our Enfora acquisition. Cost of revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Gross profit. Gross profit for the three months ended September 30, 2011 was $26.7 million, or 24% of net revenues, compared to $13.2 million, or 17% of net revenues, for the same period in 2010. The increase was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. We expect that our gross profit percentage will continue to fluctuate from quarter to quarter depending on revenue levels, product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the three months ended September 30, 2011 were $15.1 million, or 13% of net revenues, compared to $11.6 million, or 15% of net revenues, for the same period in 2010. The increase in expenses was due to our Enfora acquisition, and additional engineering headcount in our Mobile Computing Products segment to support expanded development activities during the three months ended September 30, 2011 compared to the same period in 2010.

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

Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2011 were $7.2 million, or 6% of net revenues, compared to $4.2 million, or 6% of net revenues, for the same period in 2010. Although expenses remained relatively flat as a percentage of revenue, sales and marketing expenses increased during the three months ended September 30, 2011 compared to the same period in 2010. The increase was related to our Enfora acquisition in the M2M Products and Solutions segment, and increases in outside consulting expenses, salaries and related expenditures, and marketing and cooperative advertising expenses in our Mobile Computing Products segment.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2011 were $6.2 million, or 5% of net revenues, compared to $3.8 million, or 5% of net revenues, for the same period in 2010. Although expenses remained relatively flat as a percentage of revenue, general and administrative expenses increased during the three months ended September 30, 2011 compared to the same period in 2010. The increase was related to our Enfora acquisition in the M2M Products and Solutions segment, and increases in outside consulting and legal expenses, and salaries and related expenditures in our Mobile Computing Products segment.

While we are closely monitoring and controlling general and administrative costs, we expect these costs to be negatively impacted by legal fees incurred by the Company to defend the claims described in Note 9 to our Consolidated Financial Statements included in this report.

Amortization of purchased intangible assets. The increase in amortization expense for the three months ended September 30, 2011 was due to the amortization of purchased intangible assets from the Enfora acquisition completed during the fourth quarter of 2010.

Goodwill impairment loss. During the third quarter of 2011, we performed an interim assessment of impairment for goodwill. As a result of this assessment, which is described in Note 5 of the Notes to Consolidated Financial Statements, we recorded an estimated non-cash goodwill impairment charge of $3.5 million related to the M2M reporting unit. The fair value of the M2M reporting unit was estimated with the assistance of an independent third-party appraisal. As of November 9, 2011, the Company has not finalized its review of this impairment analysis due to the limited time period from the first indication of potential impairment to the date of this filing and the complexities involved in estimating the fair value of certain assets and liabilities. Any adjustment to that estimated charge resulting from the completion of the measurement of the impairment loss will be recognized in the fourth quarter of 2011.

Interest income (expense), net. Interest income (expense), net, for the three months ended September 30, 2011 was $60,000 of income as compared to $2.3 million of expense, net for the same period in 2010. The expense in 2010 was due to the recognition of $2.4 million in unamortized debt issuance costs due to the repayment of borrowings on our bridge loan facility during the third quarter of 2010 in connection with the unsuccessful acquisition bid for Cinterion. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.09% and 0.05% in the third quarter of 2011 and 2010, respectively.

Other income (expense), net. Other income (expense), net, for the three months ended September 30, 2011 was $679,000 of expense as compared to $420,000 of income for the same period in 2010. This other expense in 2011 was related to the foreign currency losses on South Korean won denominated trade payables, foreign exchange currency losses on our foreign denominated bank accounts and trade receivables, and other-than-temporary loss recognized on our marketable equity securities. The other income, net, in 2010 related to net foreign exchange related gains on our Euro-denominated receivables and cash balances, partially offset by losses on our Euro-denominated foreign exchange forward contracts.

Income tax (benefit) expense. Income tax benefit for the three months ended September 30, 2011 was $11.2 million, as compared to $1.1 million of income tax benefit for the same period in 2010. During the three months ended September 30, 2011, the Company released $11.8 million of its liability related to uncertain tax positions due to expiration of the applicable statutes of limitations for certain tax years. Included in our tax benefit for the three months ended September 30, 2010 is a $502,000 tax benefit from the correction of an over-accrual of our liability for uncertain tax positions as of December 2009.

The effective tax rate for the three months ended September 30, 2011 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional U.S.-based deferred tax assets generated in the third quarter of 2011, and the aforementioned release of liability related to uncertain tax positions.

Net income (loss). For the three months ended September 30, 2011, we reported net income of $4.5 million, as compared to a net loss of $7.1 million for the same period in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net revenues. Net revenues for the nine months ended September 30, 2011 were $293.1 million, an increase of $73.4 million or 33% compared to the same period in 2010.

The following table summarizes net revenues by reportable segment and product categories during the nine months ended September 30, 2011 and September 30, 2010 (in thousands):

	Nine Months Ended Septembr 30,
	2011	2010
Net revenues by reportable segment:
Mobile Computing Products	$258,268	$219,664
M2M Products and Solutions	34,800	0

Total	$293,068	$219,664

Net revenues by product categories:
Mobile Broadband Devices	$242,797	$215,512
Embedded Modules	32,073	2,747
Asset Management Solutions & Services	18,198	1,405

Total	$293,068	$219,664

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the nine months ended September 30, 2011 were $258.3 million, an increase of $38.6 million or 18% compared to the same period in 2010. The rise in net revenues of our Mobile Computing Products segment was attributable primarily to product rollouts of our next generation 4G products, especially the MiFi Intelligent Mobile Hotspot.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the nine months ended September 30, 2011 were $34.8 million, compared with no net revenues in this segment for the same period last year, as our acquisition of Enfora did not occur until the fourth quarter of 2010. The net revenues consist primarily of GSM embedded modules, and solutions and services.

Product Categories. Net revenues from our Mobile Broadband Devices category for the nine months ended September 30, 2011 were $242.8 million, an increase of $27.3 million or 13% compared to the same period in 2010. The increase in net revenues was primarily driven by the strong demand for our MiFi products amounting to $181.4 million, an increase of $90.8 million or 100% compared to the same period in 2010. USB modems and combination-card products accounted for the rest of the net revenues in our Mobile Broadband Devices segment.

Net revenues for our Embedded Modules products were $32.1 million, an increase of $29.3 million compared to the same period in 2010. The increase in net revenues was related primarily to the Enfora acquisition and increased sales to OEM customers in the Mobile Computing Products segment.

Net revenues from Asset Management Solutions & Services for the nine months ended September 30, 2011 were $18.2 million, an increase of $16.8 million compared to the same period in 2010. These sales were predominantly comprised of integrated product hardware sales. The increase in net revenues was related to the Enfora acquisition.

Cost of net revenues. Cost of net revenues for the nine months ended September 30, 2011 was $234.2 million, or 80% of net revenues, as compared to $175.1 million, or 80% of net revenues, for the same period in 2010. Although cost of revenue as a percentage of sales remained relatively flat, costs increased due primarily to the higher sales realized during the nine months ended September 30, 2011 as compared to the same period in 2010. Cost of revenue in 2011 also includes amortization costs of $4.9 million related to purchased intangibles and inventory fair value mark-up related to our Enfora acquisition. Cost of net revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Gross profit. Gross profit for the nine months ended September 30, 2011 was $58.9 million, or 20% of net revenues, compared to $44.6 million, or 20% of net revenues, for the same period in 2010. While there was no change in gross profit as a percentage of net revenue for the nine months ended September 30, 2011 compared to the same period in 2010, we expect that our gross profit percentage will continue to fluctuate from quarter to quarter depending on revenue levels, product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2011 were $45.5 million, or 16% of net revenues, compared to $34.1 million, or 16% of net revenues, for the same period in 2010. Although expenses remained relatively flat as a percentage of revenue, research and development expenses increased during the nine months ended September 30, 2011 compared to the same period in 2010. The increase was due to our Enfora acquisition in the M2M Products and Solutions segment; and higher salaries and related expenses due to additional engineering headcount, and higher testing and certification fees to support expanded development and 4G product introduction activities in our Mobile Computing Products segment.

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

Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2011 were $22.8 million, or 8% of net revenues, compared to $15.3 million, or 7% of net revenues, for the same period in 2010. The increase for the nine months ended September 30, 2011 compared to the same period in 2010 was due to our Enfora acquisition, and higher salaries and related expenses, and increased marketing expenses in our Mobile Computing Products segment.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2011 were $16.6 million, or 6% of net revenues, compared to $14.3 million, or 7% of net revenues, for the same period in 2010. The increase in expenses for the 2011 period was due primarily to our acquisition of Enfora.

While we are closely monitoring and undertaking to control general and administrative costs, we expect these costs to be negatively impacted by legal fees incurred by the Company to defend the claims described in Note 9 to our Consolidated Financial Statements included in this report.

Amortization of purchased intangible assets. The increase in amortization expense for the nine months ended September 30, 2011 was due to the amortization of purchased intangible assets from the Enfora acquisition completed during the fourth quarter of

2010. During the third quarter of 2011, we corrected the purchase price allocation of our purchased intangible assets which resulted in $173,000 of reduced amortization expense during the same period which is described in Note 1 under “Prior Period Adjustments” of the Notes to Consolidated Financial Statements.

Goodwill impairment loss. During the third quarter of 2011, we performed an interim assessment of impairment for goodwill. As a result of this assessment, which is described in Note 5 of the Notes to Consolidated Financial Statements, we recorded an estimated non-cash goodwill impairment charge of $3.5 million related to the M2M reporting unit. The fair value of the M2M reporting unit was estimated with the assistance of an independent third-party appraisal. As of November 9, 2011, the Company has not finalized its review of this impairment analysis due to the limited time period from the first indication of potential impairment to the date of this filing and the complexities involved in estimating the fair value of certain assets and liabilities. Any adjustment to that estimated charge resulting from the completion of the measurement of the impairment loss will be recognized in the fourth quarter of 2011.

Interest income (expense), net. Interest income (expense), net, for the nine months ended September 30, 2011 was $303,000 of income as compared to $2.7 million of expense, net for the same period in 2010. The interest income, net, in 2011 was primarily related to interest income earned on our short and long term marketable securities. The net interest expense in 2010 was related to the recognition of unamortized debt issuance costs in connection with our repayment and termination of the bridge loan facility during the third quarter of 2010 associated with our attempted acquisition of Cinterion. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.38% and 0.13% in the nine months of 2011 and 2010, respectively.

Other income (expense), net. Other income (expense), net, for the nine months ended September 30, 2011 was $1.2 million of expense as compared to $1.7 million of income for the same period in 2010. The other expense in 2011 related to foreign currency losses on South Korean won denominated trade payables, and an other-than-temporary loss realized on our marketable equity securities. The other income, net, in 2010 was primarily driven by a $2.9 million foreign exchange gain realized upon conversion of the Euro-denominated bid funds into U.S. dollars in July 2010 at the conclusion of the bidding process for Cinterion. This gain was offset by $1.2 million in premiums paid for protective put options we utilized to hedge our Euro exposure during the bidding process for Cinterion in the second quarter of 2010. These puts expired unexercised on June 25, 2010.

Income tax (benefit) expense. Income tax benefit for the nine months ended September 30, 2011 was $10.6 million, as compared to $12.4 million of tax expense for the same period in 2010. During the nine months ended September 30, 2011, the Company released $11.8 million of its liability related to uncertain tax positions due to expiration of the applicable statutes of limitations for certain tax years. During the second quarter of 2010, the Company recorded a $14.8 million valuation allowance against its U.S.-based deferred tax assets.

The effective tax rate for the nine months ended September 30, 2011 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional U.S.-based deferred tax assets generated in the first nine months of 2011 and the aforementioned release of liability related to uncertain tax positions.

Net loss. For the nine months ended September 30, 2011, we reported a net loss of $21.5 million, as compared to a net loss of $32.5 million for the same period in 2010. The improvement was due to the tax adjustments in both years that are discussed above. Excluding these tax adjustments, net income was negatively impacted due to a substantial decline in revenues in the first quarter of 2011 and increases in operating expenses as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations.

To address short term liquidity requirements resulting from working capital changes as we continued launching our 4G products, in July 2011, the Company entered into a margin credit facility with a bank. The use of this margin credit facility allows the Company to meet short-term cash requirements and avoid selling cash equivalents and marketable securities. Borrowings under this facility are collateralized by Company cash equivalents and marketable securities on deposit at the bank. During the three months ended September 30, 2011, we borrowed approximately $12.0 million and subsequently repaid all amounts in the same period. At September 30, 2011, the Company had no outstanding borrowings under this facility.

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

In September 2009, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) that will allow us to sell up to $125.0 million of equity, debt or other securities described in the registration statement in one or more offerings by us from time to time. As set forth in the shelf registration statement, the net proceeds from the sale of our securities may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. As of the date of this report, we had not issued any securities under this registration statement.

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities (in thousands):

	September 30, 2011 (unaudited)	December 31, 2010
Working capital(1)	$80,934	$87,174

Cash and cash equivalents (2)	$21,927	$17,375
Short-term marketable securities (2)	33,391	59,775
Long-term marketable securities	9,101	20,676

Total cash and cash equivalents and marketable securities	$64,419	$97,826

(1)	Working capital is defined as the excess of current assets over current liabilities.
(2)	Included in working capital.

Our working capital decreased $6.2 million from December 31, 2010 to September 30, 2011. The decrease was primarily due to the operating loss in the nine months ended September 30, 2011. Our working capital was also affected by the expanded development of our 4G products.

As of September 30, 2011, cash and cash equivalents and marketable securities decreased by $33.4 million from December 31, 2010. The principal component of this net decrease was the cash used by our operating activities of $26.7 million, and cash used to pay for acquisition of property, plant and equipment of $4.9 million.

Historical Cash Flows

The following table summarizes our consolidated statements of cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$(26,702)	$13,948
Net cash provided by investing activities	32,026	3,483
Net cash used in financing activities	(698)	(2,021)
Effect of exchange rates on cash and cash equivalents	(74)	682

Net increase in cash and cash equivalents	4,552	16,092
Cash and cash equivalents, beginning of period	17,375	100,025

Cash and cash equivalents, end of period	$21,927	$116,117

Operating activities. Net cash used in operating activities was $26.7 million for the nine months ended September 30, 2011 as compared to net cash provided by operating activities of $13.9 million for the same period in 2010. Net cash used in operating activities for the nine months ended September 30, 2011 was primarily attributable to the unfavorable impact of a significant reduction in accounts payable as we paid for products purchased in the fourth quarter of 2010 to support the higher fourth quarter 2010 sales activity, and an increase in our inventory at the end of third quarter 2011. The unfavorable impact during the nine months ended September 30, 2011 was partially offset by the net cash collected from accounts receivable, and non-cash charges including depreciation and amortization, goodwill impairment loss and share-based compensation. During the same period in 2010, the difference between our net loss of $32.5 million and our net cash provided by operating activities of $13.9 million was primarily due to the cash provided by working capital changes and non-cash charges, including changes in our valuation allowance for deferred tax assets, depreciation, amortization and share-based compensation.

Investing activities. Net cash provided by investing activities during the nine months ended September 30, 2011 was $32.0 million compared to $3.5 million net cash provided during the same period in 2010. Cash provided by investing activities during the nine months ended September 30, 2011 was related to net sales of marketable securities of $37.2 million, partially offset by purchases of property, plant, and equipment for approximately $4.9 million. Net cash provided by investing activities in the nine months ended September 30, 2010 was primarily related to net sales within our investment portfolio in conjunction with our participation in the Cinterion bidding process.

Financing activities. Net cash used in financing activities during the nine months ended September 30, 2011 was $698,000, compared to $2.0 million used during the same period in 2010. Net cash used in financing activities in 2011 was primarily related to taxes paid on behalf of employees for restricted stock units which vested. During the three months ended September 30, 2011, we borrowed and repaid $12.0 million on our credit facility. Net cash used in financing activities in the nine months ended September 30, 2010 was primarily due to the $30.0 million principal repayment of the short-term bridge loan facility on July 1, 2010, offset by the $27.8 million in net proceeds from the same debt facility.

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

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material developments during the quarter ended September 30, 2011 in the matters previously described under Item 1 of Part II to the Form 10-Q.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s 2010 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Rule 13a-14(a) Certifications.*

31.2	Rule 13a-14(a) Certifications.*

32.1	Section 1350 Certifications.*

101	The following financial statements and footnotes from the Novatel Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novatel Wireless, Inc.

Date: November 9, 2011	By:	/S/ PETER LEPARULO
Peter Leparulo
Chairman and Chief Executive Officer

Date: November 9, 2011	By:	/S/ KENNETH LEDDON
Kenneth Leddon
Senior Vice President and Chief Financial Officer