Form 10-Q
period 2012-03-31
NOVATEL WIRELESS INC
filed 2012-05-10
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock outstanding as of May 1, 2012 was 32,403,594

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

We believe that these factors include the following:

•	our ability to compete in the market for wireless broadband data access products;

•	our ability to develop and timely introduce new products successfully;

•	our ability to successfully integrate the operations of Enfora, Inc., or Enfora, and any other business, products, technologies or personnel that we may acquire or retain in the future;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	our ability to introduce and sell new products that comply with current and evolving industry standards, including 3G and 4G standards, and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	demand for broadband wireless access to enterprise networks and the Internet;

•	the marketability of our products given their dependence on wireless telecommunication operators continuing to deliver acceptable wireless services;

•	our ability to properly manage the development of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to procure components and manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	the outcome of pending or future litigation, including our current class action securities litigation and intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license third-party technology necessary for the development and sale of our products;

•	risks associated with doing business abroad, including foreign currency risks;

•	the risks of introducing new products that could contain errors or defects; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2012	December 31, 2011
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$21,780	$47,069
Marketable securities	30,816	28,267
Accounts receivable, net of allowance for doubtful accounts of $283 at March 31, 2012 and $245 at December 31, 2011	49,796	36,849
Inventories	43,275	42,279
Deferred tax assets, net	2,012	2,011
Prepaid expenses and other	5,442	3,712

Total current assets	153,121	160,187

Property and equipment, net of accumulated depreciation of $61,625 at March 31, 2012 and $59,217 at December 31, 2011	17,259	18,496
Marketable securities	16,641	13,495
Intangible assets, net of accumulated amortization of $10,508 at March 31, 2012 and $10,899 at December 31, 2011	11,460	35,702
Goodwill	13,225	19,772
Deferred tax assets, net	1,024	1,023
Other assets	639	504

Total assets	$213,369	$249,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,578	$54,030
Accrued expenses	27,956	25,044

Total current liabilities	79,534	79,074
Other long-term liabilities	4,084	4,080

Total liabilities	83,618	83,154

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 32,385 and 32,262 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	32	32
Additional paid-in capital	431,436	429,813
Accumulated other comprehensive income (loss)	16	(8)
Accumulated deficit	(276,733)	(238,812)

	154,751	191,025
Treasury stock at cost; 2,436 common shares at March 31, 2012 and December 31, 2011, respectively	(25,000)	(25,000)

Total stockholders’ equity	129,751	166,025

Total liabilities and stockholders’ equity	$213,369	$249,179

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenues	$100,150	$61,784
Cost of net revenues	79,162	55,790

Gross profit	20,988	5,994

Operating costs and expenses:
Research and development	15,829	15,559
Sales and marketing	7,678	7,384
General and administrative	5,534	4,593
Goodwill and intangible assets impairment losses	29,337	—
Amortization of purchased intangible assets	437	528

Total operating costs and expenses	58,815	28,064

Operating loss	(37,827)	(22,070)
Other income:
Interest income, net	83	158
Other income, net	7	122

Loss before income taxes	(37,737)	(21,790)
Income tax expense	184	298

Net loss	$(37,921)	$(22,088)

Per share data:
Net loss per share:
Basic	$(1.17)	$(0.69)

Diluted	$(1.17)	$(0.69)

Weighted average shares used in computation of basic and diluted net loss per share:
Basic	32,296	31,900

Diluted	32,296	31,900

Comprehensive loss	$(37,897)	$(22,165)

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(37,921)	$(22,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,993	4,908
Loss on goodwill and intangible assets impairments	29,337	—
Loss on disposal of fixed assets	(13)	—
Provision for bad debts	38	22
Inventory provision	251	120
Share-based compensation expense	1,834	1,295
Excess tax benefits from equity based compensation	—	(50)
Non-cash income tax expense (benefit)	111	(658)
Changes in assets and liabilities:
Accounts receivable	(12,984)	19,406
Inventories	(1,247)	(12,404)
Prepaid expenses and other assets	(1,865)	2,515
Accounts payable	(2,683)	(25,926)
Accrued expenses, income taxes, and other	2,926	(3,665)

Net cash used in operating activities	(18,223)	(36,525)

Cash flows from investing activities:
Purchases of property and equipment	(1,170)	(1,412)
Purchases of securities	(11,145)	(10,878)
Securities maturities/sales	5,474	45,644

Net cash provided by (used in) investing activities	(6,841)	33,354

Cash flows from financing activities:
Principal payments under capital lease obligations	(29)	(28)
Proceeds from stock option exercises net of taxes paid on vested restricted stock units	(211)	(568)
Excess tax benefits from equity based compensation	—	50

Net cash used in financing activities	(240)	(546)
Effect of exchange rates on cash and cash equivalents	15	55

Net decrease in cash and cash equivalents	(25,289)	(3,662)
Cash and cash equivalents, beginning of period	47,069	17,375

Cash and cash equivalents, end of period	$21,780	$13,713

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1	$2
Income taxes	$20	$—
Supplemental disclosures of non-cash financing activities:
Marketable equity securities received in settlement of note receivable	$—	$384

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at March 31, 2012 and the results of the Company’s operations for the three months ended March 31, 2012 and 2011 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company’s Form 10-K with the exception of new accounting pronouncements adopted in 2012. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, litigation, provision for warranty costs, income taxes and share-based compensation expense.

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

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08 “Intangibles-Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” ASU 2011-08 amends the previous guidance under Topic 350 which required an entity to test goodwill for impairment, on at least an annual basis, by performing the two-step goodwill impairment test described in Topic 350. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having likelihood of more than 50 percent. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We have adopted ASU 2011-08 for our financial statement results beginning January 1, 2012 and there was no material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have adopted ASU 2011-05 and for the 2012 interim periods we elected to present comprehensive income (loss) along with our condensed consolidated statements of operations in a single continuous statement.

2. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

March 31, 2012	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$3,125	$—	$(1)	$3,124
Municipal bonds	1 or less	8,953	—	(1)	8,952
Certificates of deposit	1 or less	5,518	2	—	5,520
Corporate debentures / bonds	1 or less	13,185	—	(3)	13,182
Marketable equity securities	N/A	38	—	—	38

Total short-term marketable securities		30,819	2	(5)	30,816

Available-for-sale:
Government agency securities	1 to 2	4,498	4	—	4,502
Municipal bonds	1 to 2	5,926	14	—	5,940
Certificates of Deposit	1 to 2	3,077	6	—	3,083
Corporate debentures / bonds	1 to 2	3,121	—	(5)	3,116

Total long-term marketable securities		16,622	24	(5)	16,641

		$47,441	$26	$(10)	$47,457

December 31, 2011	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Corporate debentures/bonds	1 or less	$8,615	$—	$(3)	$8,612
Municipal bonds	1 or less	8,390	—	(6)	8,384
Certificates of deposit	1 or less	4,319	2	—	4,321
Government agency securities	1 or less	6,913	—	(1)	6,912
Marketable equity securities	1 or less	38	—	—	38

Total short-term marketable securities		28,275	2	(10)	28,267

Available-for-sale:
Corporate debentures/bonds	1 to 2	5,967	2	—	5,969
Certificates of deposit	1 to 2	3,797	—	(9)	3,788
Government agency securities	1 to 2	3,734	4	—	3,738

Total long-term marketable securities		13,498	6	(9)	13,495

		$41,773	$8	$(19)	$41,762

The Company’s available-for-sale securities are carried on the condensed consolidated balance sheet at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss) on the consolidated balance sheet, which is a separate component of stockholders’ equity. Realized gains and losses on the sale of available-for-sale marketable securities are determined using the specific-identification method.

As of March 31, 2012, the Company recorded a net unrealized gain of $16,000. The Company’s net unrealized gain is the result of market conditions affecting its fixed-income, debt and equity securities, which are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet for the period then ended.

Inventories

Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Finished goods	$38,268	$35,211
Raw materials and components	5,007	7,068

	$43,275	$42,279

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Royalties	$5,419	$5,861
Payroll and related expenses	10,797	8,706
Product warranty	1,738	1,525
Market development fund and price protection	1,816	1,750
Deferred rent	1,266	1,135
Professional fees	554	1,213
Other	6,366	4,854

	$27,956	$25,044

Accrued Warranty Obligations

Accrued warranty obligations consist of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Warranty liability at beginning of period	$1,525	$2,279
Additions charged to operations	1,267	864
Deductions from liability	(1,054)	(794)

Warranty liability at end of period	$1,738	$2,349

The Company accrues warranty costs based on estimates of future warranty-related replacement, repairs or rework of products. The Company generally provides one to three years of coverage for products following the date of purchase and the Company accrues the estimated cost of warranty coverage as a component of cost of revenues in the condensed consolidated statements of operations and comprehensive income (loss) at the time revenue is recognized. In estimating our future warranty obligations we consider various relevant factors, including the historical frequency and volume of claims, and the cost to replace or repair products under warranty.

3. Intangible Assets

The Company’s amortizable purchased intangible assets resulting from its acquisition of Enfora are composed of (in thousands):

	March 31, 2012				December 31, 2011
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Net
Developed technologies	$26,000	$(5,123)	$(15,477)	$5,400	$26,000	$(4,163)	$21,837
Trade name	12,800	(1,707)	(5,693)	5,400	12,800	(1,387)	11,413
Other	3,720	(1,727)	(1,620)	373	3,720	(1,609)	2,111

Total amortizable purchased intangible assets	$42,520	$(8,557)	$(22,790)	$11,173	$42,520	$(7,159)	$35,361

The following table presents details of the amortization of purchased intangible assets included in the cost of net revenues and general and administrative expense categories (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of net revenues	$961	$1,319
General and administrative expenses	437	528

Total amortization expense	$1,398	$1,847

At March 31, 2012, the Company performed a preliminary interim impairment assessment of its purchased intangible assets. The resulting estimated impairment of $22.8 million has been recorded as a loss in the current quarter and the intangible asset values have been recorded at their estimated fair value. See Note 4.

The following table presents details of the amortization of existing purchased intangible assets that is currently estimated to be expensed in the remainder of 2012 and thereafter (in thousands):

Fiscal year:	Amount
2012 (remaining 9 months)	$1,527
2013	1,805
2014	1,805
2015	1,741
2016	1,041
2017	1,039
Thereafter	2,215

Total	$11,173

Additionally, at March 31, 2012 and December 31, 2011, the Company had $287,000 and $341,000, respectively, of acquired software licenses, net of accumulated amortization of $2.0 million and $3.7 million, respectively. The acquired software licenses represent rights to use certain software necessary for commercial sale of the Company’s products.

4. Goodwill

The changes in the carrying amount of goodwill for the three month periods ended March 31, 2012 and 2011 are as follows (in thousands):

	M2M Products and Solutions
	2012	2011
Balance at January 1,	$19,772	$22,258
Goodwill impairment during the period	(6,547)	—

Balance at March 31,	$13,225	$22,258

During the first quarter of 2012, based on actual operating results, and reductions in management’s estimates of forecasted operating results of the M2M products and solutions reporting unit principally due to an updated view of competitive pressures impacting average selling prices, customer product and technology selections, and the loss of certain customers, the Company determined there were sufficient indicators of impairment present to require an interim impairment analysis.

Based upon fair value tests performed with the assistance of a third party independent appraisal, the Company recorded a preliminary pre-tax goodwill impairment charge of approximately $6.5 million and a preliminary purchased intangible asset charge of approximately $22.8 million during the first quarter of 2012. As of May 10, 2012, the Company had not finalized its review of these impairments analyses due to the limited time period from the first indication of the potential impairments to the date of this filing and the complexities involved in estimating the fair value of certain assets and liabilities. Any adjustments to those estimated charges resulting from the completion of the measurement of the impairment losses will be recognized in the second quarter of 2012.

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

Our financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, and short-term and long-term debt securities. The Company’s cash and cash equivalents consist of its investment in money market securities and treasury bills. The Company’s marketable securities consist primarily of government agency securities, municipal bonds, time deposits and investment-grade corporate bonds. From time to time, the Company may utilize foreign exchange forward contracts. These contracts are valued using pricing models that take into account the currency rates as of the balance sheet date (Level 2 of the fair value hierarchy).

Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree to which the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of March 31, 2012 (in thousands):

Description	March 31, 2012	Level 1	Level 2
Assets:
Cash equivalents
Money market funds	$10,143	$10,143	$—
US Treasury notes	59	—	59

Total cash equivalents	10,202	10,143	59

Short-term marketable securities:
Available-for-sale:
Corporate debentures/bonds	13,182	—	13,182
Municipal bonds	8,952	—	8,952
Certificates of deposit	5,520	—	5,520
Government agency securities	3,124	—	3,124
Marketable equity securities	38	38	—

Total short-term marketable securities	30,816	38	30,778

Long-term marketable securities:
Available-for-sale:
Municipal bonds	5,940	—	5,940
Certificates of deposit	3,083	—	3,083
Government agency securities	4,502	—	4,502
Corporate debentures / bonds	3,116	—	3,116

Total long-term marketable securities	16,641	—	16,641

Total financial assets	$57,659	$10,181	$47,478

There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2012. All of our long-term marketable debt securities had maturities of between one and two years in duration at March 31, 2012.

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

6. Share-Based Compensation

The Company included the following amounts for share-based compensation awards in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenues	$194	$126
Research and development	695	425
Sales and marketing	362	279
General and administrative	583	465

Totals	$1,834	$1,295

7. Segment Information and Concentrations of Risk

Segment Information

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by senior management for making decisions and assessing performance as the source of the Company’s reportable segments.

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

•	M2M Products and Solutions segment—includes our intelligent asset-management solutions utilizing cellular wireless technology and M2M communication devices acquired with our acquisition of Enfora.

Segment revenues and segment operating income (loss) represent the primary financial measures used by senior management to assess performance and include the revenue, cost of goods sold, sales and other operating expenses for which management is held accountable. Segment expenses include sales and marketing, research and development, administration, and amortization expenses that are directly related to individual segments. Segment earnings (loss) also includes acquisition-related costs, purchase price amortization, restructuring, impairment and integration costs. The table below presents net revenue from external customers, income (loss) from operations and identifiable assets for our reportable segments (in thousands):

	Three Months Ended March 31,
	2012	2011
Net revenues by operating segment:
Mobile Computing Products	$90,878	$49,796
M2M Products and Solutions	9,272	11,988

Total	$100,150	$61,784

Operating loss:
Mobile Computing Products	$(3,470)	$(16,681)
M2M Products and Solutions(1)	(34,357)	(5,389)

Total	$(37,827)	$(22,070)

	March 31, 2012	December 31, 2011
Identifiable assets by reportable segment:
Mobile Computing Products	$175,327	$181,180
M2M Products and Solutions	38,042	67,999

Total	$213,369	$249,179

(1)	Includes preliminary estimated impairment charges of $22.8 million against intangible assets and $6.5 million against goodwill.

The Company has operations in the United States, Canada, Europe, Latin America and Asia. The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe, Latin America and Asia (in thousands):

	March 31, 2012	December 31, 2011
United States	$207,936	$243,030
Canada	3,933	4,764
Europe	142	280
Asia	1,358	1,105

	$213,369	$249,179

The following table details the concentration of the Company’s net revenues by geographic region:

	Three Months Ended March 31,
	2012	2011
North America	91.6%	94.1%
Latin America	4.5	—
Europe / Middle East / Africa	3.3	5.8
Asia / Australia	0.6	0.1

	100.0%	100.0%

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of cellular wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues are derived from a small number of customers. For the three months ended March 31, 2012, sales to our three largest customers accounted for 55%, 13% and 8% of net revenues. In the same period in 2011, sales to our three largest customers accounted for 34% 22% and 10% of net revenues. The Company outsources its manufacturing to four third-party contract manufacturers. If one or more of these manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company’s revenues and results of operations.

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

As of March 31, 2012 and 2011, basic and diluted weighted-average common shares outstanding were 32,295,942 and 31,899,757, respectively. As of March 31, 2012 and 2011, weighted-average options, RSUs, and ESPP shares to acquire a total of 6,001,156 and 3,944,684 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

9. Commitments and Contingencies

Legal Matters

The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. For example, the Company is currently named as a defendant or co-defendant in a number of patent infringement lawsuits in the U.S. and is indirectly participating in other U.S. patent infringement actions pursuant to its contractual indemnification obligations to certain customers. Based on evaluation of these matters and discussions with Company’s intellectual property litigation counsel, the Company believes that liabilities arising from or sums paid in settlement of these existing matters would not have a material adverse effect on its consolidated results of operations or financial condition.

On September 15, 2008 and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel

Wireless, Inc., et al., Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). In May 2010, the district court re-captioned the case In re Novatel Wireless Securities Litigation. The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In May 2010, the court entered an order granting the plaintiffs’ motion for class certification and certified a class of purchasers of Company common stock between February 27, 2007 and September 15, 2008. On February 14, 2011, following extensive discovery, the Company filed a motion for summary judgment on all of plaintiffs’ claims. A trial date had been set for May 10, 2011. On March 15, 2011, the case was reassigned to a new district judge, the Honorable Anthony J. Battaglia. Following the reassignment, the court vacated the trial date pending the court’s consideration of dispositive motions. Oral argument on the motion for summary judgment was heard by the court on June 17, 2011. On November 23, 2011, the court issued an order granting in part and denying in part the motion for summary judgment. The court has set a final pretrial conference for June 15, 2012. The Company intends to defend this litigation vigorously. At this time, there can be no assurance as to the ultimate outcome of this litigation. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

On October 8, 2008, a purported shareholder, Jerry Rosenbaum, filed a derivative action in the Superior Court for the State of California, County of San Diego, against the Company, as nominal defendant, and certain of our current and former officers and directors, as defendants. Two other purported shareholders, Mark Campos and Chris Arnsdorf, separately filed substantially similar lawsuits in the same court on October 20, 2008 and November 5, 2008, respectively. On October 16, 2009, the plaintiffs filed a consolidated complaint. The consolidated complaint, Case No. 37-2008-00093576-CU-NP-CTL, alleges claims for breaches of fiduciary duties, violations of certain provisions of the California Corporations Code, unjust enrichment, and gross mismanagement. In February 2010, the court granted the defendants’ motion to stay the action pending the resolution of the federal securities class action described above. In July 2010, the parties executed a memorandum of understanding setting forth the terms to be included in a contemplated settlement. Any settlement would be subject to court approval. The memorandum of understanding did not contemplate any restitution from the defendants. Following execution of the memorandum of understanding, plaintiffs conducted certain confirmatory discovery and sought to negotiate an award of legal fees as part of the terms to be included in a stipulation of settlement. Plaintiffs have since purported to terminate the memorandum of understanding. On January 28, 2011, the court held an informal status conference, at which plaintiffs requested that the court lift the stay of action. The court declined plaintiffs’ request. Following certain additional confirmatory discovery and negotiations, on March 2, 2012, the parties executed a Stipulation of Settlement, which settlement was submitted to the court for approval. The court preliminarily approved the settlement pursuant to an order dated March 15, 2012. The settlement requires the Company to maintain and/or implement certain corporate governance measures and provides for the payment of fees and expenses to the plaintiffs’ counsel of an amount not to exceed $900,000, $500,000 of which is to be paid out of insurance proceeds, and $400,000 to be paid by the Company. These fees have been paid in accordance with the March 15th order and on May 4, 2012, the court granted final approval of the settlement. The Company recorded the $400,000 in fees in its 2011 financial results.

Indemnification

In the normal course of business, the Company periodically enters into agreements that require the Company to indemnify and defend its customers for, among other things, claims alleging that the Company’s products infringe third-party patents or other intellectual property rights. The Company’s maximum exposure under these indemnification provisions cannot be estimated but the Company does not believe that there are any matters individually or collectively that would have a material adverse effect on its financial condition, results of operations or cash flows.

The Company has accrued $150,000 as of March 31, 2012 related to our best estimate of potential settlements on legal and indemnification matters for which we have deemed the outcome probable.

10. Comprehensive Loss

Comprehensive loss consists of the following (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(37,921)	$(22,088)
Unrealized gain (loss) on cash equivalents and marketable securities	24	(77)

Comprehensive loss	$(37,897)	$(22,165)

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

The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (1) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards.

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

After a review of the four sources of taxable income as of March 31, 2012 (as described above), the Company recognized an increase in the valuation allowance primarily related to its U.S.-based deferred tax amounts resulting from carryforward net operating losses and Canadian-based deferred tax amounts resulting from research and development tax credits generated during the quarter ended March 31, 2012. These deferred tax benefits, combined with a corresponding charge to income tax expense of $13.4 million related to the increased valuation allowance during the quarter ended March 31, 2012, resulted in an insignificant effective income tax rate for the quarter ended March 31, 2012. The Company’s valuation allowance was $49.8 million on net deferred tax assets of $50.9 million at March 31, 2012. The net unreserved portion of the Company’s remaining deferred tax assets at March 31, 2012 primarily related to research and development tax credits associated with the Company’s Canadian subsidiary.

For the three months ended March 31, 2012, the Company recorded income tax expense, including discrete items, of $184,000. This amount varies from the tax benefit that would be computed at the U.S statutory rate resulting from its operating losses during the same period primarily due to an offsetting increase in the Company’s valuation allowance.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is “more-likely-than-not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of March 31, 2012 and December 31, 2011, the total liability for unrecognized tax benefits was $415,000 and $413,000, respectively, and is included in other long-term liabilities. For the three months ended March 31, 2012, the Company included $2,000 of interest expense related to uncertain tax positions in its consolidated statements of operations.

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

During the first quarter of 2012, the Company recorded a preliminary estimated impairment charges of $22.8 million against intangible assets and $6.5 million against goodwill on a pre-tax basis against the M2M operating unit. The Company will finalize its estimate of the impairment charge during its second quarter of 2012, including the related impact to income taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011 contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We intend to continue to identify and respond to our customers’ needs by introducing new product designs with an emphasis on supporting cutting-edge, wide area network, or WAN, technology; ease-of-use; performance; size; weight; cost; and power consumption. We manage our products through a structured life-cycle process, from identifying initial customer requirements through development and commercial introduction to eventual phase-out. During product development, emphasis is placed on innovation, time-to-market, performance, meeting industry standards and customer product specifications, ease of integration, cost reduction, manufacturability, quality and reliability.

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

Our operating costs consist of four primary categories: research and development costs; sales and marketing expense; general and administrative costs; and amortization of acquired intangibles.

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

General and administrative expenses include primarily corporate functions such as accounting, human resources, legal, administrative support, and professional fees. This category also includes the expenses needed to operate as a publicly-traded company, including Sarbanes-Oxley compliance, Securities and Exchange Commission (“SEC”) filings, stock-exchange fees, and investor-relations expense. General and administrative expenses have been relatively stable and are not directly related to revenue levels.

Amortization of acquired intangibles includes the amortization of customer relationships, covenant-not-to-compete agreements and trade name intangible assets purchased through the acquisition of Enfora. We also subject our intangible assets and goodwill to impairment assessments when required which can result in charges when impairment occurs.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, litigation, provision for warranty costs, income taxes, and share-based compensation expense. The significant accounting policies used in preparation of these consolidated financial statements for the three months ended March 31, 2012 are consistent with those discussed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 in all material respects and in Note 1 to the consolidated financial statements included in this report. The critical accounting policies and the significant judgments and estimates used in the preparation of our consolidated financial statements for the three months ended March 31, 2012 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net revenues. Net revenues for the three months ended March 31, 2012 were $100.2 million, an increase of $38.4 million or 62.1% compared to the same period in 2011.

The following table summarizes net revenues by operating segment and net revenues by product category during the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net revenues by operating segment:
Mobile Computing Products	$90,878	$49,796
M2M Products and Solutions	9,272	11,988

Total	$100,150	$61,784

Net revenues by product category:
Mobile Broadband Devices	$85,616	$48,239
Embedded Solutions	5,718	6,385
Asset Management Solutions & Services	8,816	7,160

Total	$100,150	$61,784

Mobile Computing Products. Net revenues from our mobile computing products for the three months ended March 31, 2012 were $90.9 million, an increase of $41.1 million or 82.5% compared to the same period in 2011. The significant increase in net revenues from our mobile computing products was driven by higher sales of our mobile broadband devices. The increase is primarily attributable to demand for 4G products in 2012 as compared to the delayed product rollout of our next generation 4G products in the first quarter of 2011 which encountered longer than expected approval cycles with our customers. The 2011 product transition negatively affected the demand for our older generation EV-DO 3G products as telecom carriers continued to upgrade their networks to 4G.

M2M Products and Solutions. Net revenues from our M2M products and solutions for the three months ended March 31, 2012 were $9.3 million, a decrease of $2.7M or 22.6% compared to the same period last year. The decrease is primarily due to the reduced sales volume and pricing of our 2G GPRS M2M modules in the North American market as it transitions away from 2G GSM networks. We are currently developing CDMA and 3G GSM modules and integrated solutions to address this market. These products are expected to launch later this year.

Product Categories. We have categorized the combined product portfolios of the mobile computing and M2M businesses into three categories (1) Mobile Broadband Devices, (2) Embedded Solutions and (3) Asset Management Solutions and Services. These categories were established due to the different markets and sales channels served. We believe this product categorization information facilitates the analysis of the our operating trends and enhances our segment disclosures.

The Mobile Broadband Devices category includes all external data modems including PC cards, USB modems and MiFi intelligent hotspots. These devices are sold primarily through wireless operator enterprise and retail channels, telecom equipment distributors and consumer retail chains.

Embedded Solutions products include wireless-broadband modules and related software and services sold to manufacturers of laptop computers, tablets, and other wireless computer devices. This product category also includes M2M modules sold to manufacturers of various asset tracking and monitoring products. Our products are sold directly to OEMs or through distributor channels.

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

Cost of net revenues. Cost of net revenues for the three months ended March 31, 2012 was $79.2 million, or 79.0% of net revenues, as compared to $55.8 million, or 90.3% of net revenues, for the same period in 2011. The decrease in cost of revenues as a percentage of net revenues compared to 2011 resulted from a favorable mix of products sold that included 4G products with higher gross margins and a higher revenue level in proportion to the fixed manufacturing overhead costs in 2012. Cost of net revenues for the three months ended March 31, 2012 also included amortization costs of $961,000 related to purchased intangibles. Cost of revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the three months ended March 31, 2012 was $21.0 million, or 21.0% of net revenues, compared to $6.0 million, or 9.7% of net revenues, for the same period in 2011. The increase was primarily attributable to the changes in net revenues and cost of revenues as discussed above. We expect that our gross profit percentage will continue to fluctuate from quarter to quarter depending on revenue levels, product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the three months ended March 31, 2012 were $15.8 million, or 15.8% of net revenues, compared to $15.6 million, or 25.2% of net revenues, for the same period in 2011. The decrease in research and development expenses as a percentage of revenue for the period ended March 31, 2012 as compared to the prior year period is attributable to the higher revenue levels achieved during the three months ended March 31, 2012 relative to the corresponding prior year period.

We expect to maintain our investment in research and development to continue to provide innovative products and services. Research and development expenses as a percentage of net revenues are expected to fluctuate in future quarters depending on the amount of net revenues recognized, and potential variation in the costs associated with the development of the Company’s products, including the number and complexity of the products under development and the progress of the development activities with respect to those products.

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2012 were $7.7 million, or 7.7% of net revenues, compared to $7.4 million, or 12.0% of net revenues, for the same period in 2011. The increase in expense for the three months ended March 31, 2012 compared to the same period in 2011 was due primarily to higher market research costs.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2012 were $5.5 million, or 5.5% of net revenues, compared to $4.6 million, or 7.4% of net revenues, for the same period in 2011. The increase in expense for the three months ended March 31, 2012 compared to the same period in 2011 was due primarily to an $880,000 cost benefit recorded in the first quarter of 2011 due to the revision of estimated contingent consideration related to the acquisition of Enfora.

While we are closely monitoring and undertaking to control general and administrative costs, we expect these costs to be negatively impacted by legal fees incurred by the Company to defend the claims described in Note 9 to our consolidated financial statements included in this report. During the first quarter periods in 2012 and 2011, the Company incurred $1.1 million and $1.0 million in legal expenses, respectively.

Goodwill and intangible assets impairments. During the first quarter of 2012, based on actual operating results, and reductions in management’s estimates of forecasted operating results of the M2M products and solutions reporting unit principally due to an updated view of competitive pressures impacting average selling prices, customer product and technology selections, and the loss of certain customers, the Company determined there were sufficient indicators of impairment present to require an interim impairment analysis. Based on the fair value tests performed, the Company recorded a preliminary pre-tax goodwill impairment charge of $6.5 million and a preliminary purchased intangible asset charge of $22.8 million during the first quarter of 2012. See Note 4 in the condensed consolidated financial statements for the period ended March 31, 2012 included in this report.

Amortization of purchased intangible assets. Amortization expense was $437,000 for the quarter ended March 31, 2012. The decrease in amortization expense of $91,000 for the three months ended March 31, 2012 as compared to the prior year period was due to the expiration of certain non compete arrangements from the Enfora acquisition.

Interest income, net. Interest income, net, for the three months ended March 31, 2012 was $83,000 as compared to $158,000 for the same period in 2011. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.10% and 0.20% in the first quarters of 2012 and 2011, respectively.

Other income, net. Other income, net, for the three months ended March 31, 2012 was $7,000 as compared to $122,000 of expense for the same period in 2011.

Income tax expense (benefit). Income tax expense for the three months ended March 31, 2012 was $184,000, as compared to an income tax expense of $298,000 for the same period in 2011.

The effective tax rate for the three months ended March 31, 2012 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated in the first quarter of 2012.

Net loss. For the three months ended March 31, 2012, we reported a net loss of $37.9 million, as compared to a net loss of $22.1 million for the same period in 2011. Net income was negatively impacted by the preliminary estimated impairment of goodwill and a preliminary purchased intangible asset charge.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations.

To address short term liquidity requirements resulting from working capital changes the Company entered into a margin credit facility with a bank in 2011. The use of this margin credit facility allows the Company to meet short-term cash requirements and avoid selling cash equivalents and marketable securities. Borrowings under this facility are collateralized by Company cash equivalents and marketable securities on deposit at the bank.

In September 2009, we filed a shelf registration statement with the SEC that will allow us to sell up to $125 million of equity, debt or other securities described in the registration statement in one or more offerings by us from time to time. As set forth in the shelf registration statement, the net proceeds from the sale of our securities may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. As of the date of this report, we have not issued any securities under this registration statement.

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities (in thousands):

	March 31, 2012 (unaudited)	December 31, 2011
Working capital(1)	$73,587	$77,033

Cash and cash equivalents (2)	$21,780	$47,069
Short-term marketable securities (2)	30,816	28,267
Long-term marketable securities	16,641	13,495

Total cash and cash equivalents and marketable securities	$69,237	$88,831

(1)	Working capital is defined as the excess of current assets over current liabilities.
(2)	Included in working capital.

Our working capital decreased $3.4 million from December 31, 2011 to March 31, 2012. The decrease was primarily due to the operating loss in the first quarter of 2012, net of noncash charges.

As of March 31, 2012, cash and cash equivalents decreased $25.3 million from December 31, 2011. The principal component of this net decrease was the cash used by our operating activities of $18.2 million, cash used to pay for acquisition of property, plant and equipment of $1.2 million, and by net purchases of our marketable securities of $5.7 million.

Historical Cash Flows

The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(18,223)	$(36,525)
Net cash provided by (used in) investing activities	(6,841)	33,354
Net cash used in financing activities	(240)	(546)
Effect of exchange rates on cash and cash equivalents	15	55

Net decrease in cash and cash equivalents	(25,289)	(3,662)
Cash and cash equivalents, beginning of period	47,069	17,375

Cash and cash equivalents, end of period	$21,780	$13,713

Operating activities. Net cash used by operating activities decreased by $18.3 million to $18.2 million for the three months ended March 31, 2012 compared to net cash used by operating activities of $36.5 million for the same period in 2011. The decrease in net cash used was primarily attributable to a lower comparative net loss prior to the incurrence of non cash impairment charges, along with the comparative favorable impact of working capital changes in 2012.

Investing activities. Net cash used in investing activities during the three months ended March 31, 2012 was $6.8 million compared to $33.4 million of cash provided during the same period in 2011. Cash used by investing activities during the three months ended March 31, 2012 was related to net sales of marketable securities of $5.7 million, and by purchases of property, plant, and equipment for approximately $1.2 million. Cash provided by investing activities during the same period in 2011 was primarily related to net sales of marketable securities of $34.7 million.

Financing activities. Net cash used in financing activities during the three months ended March 31, 2012 was $240,000, compared to $546,000 during the same period in 2011. Net cash used in financing activities in 2012 was primarily related to taxes paid on behalf of employees for restricted stock units which vested during the period.

Other Liquidity Needs

We expect to incur ongoing professional fees and expenses to defend litigation filed against us or related to our products, which litigation is discussed in Note 9 to our consolidated financial statements included in this report. These costs cannot be estimated at this time.

During the next twelve months, we plan to incur approximately $9.4 million for discretionary capital expenditures, including the acquisition of additional software licenses.

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

We may raise additional funds to accelerate development of new and existing services and products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of our common stock. If additional funds are raised by the issuance of debt securities or from other borrowings, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance products or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk, global credit risk and foreign currency exchange rate risk.

Since December 31, 2011, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In Backe v. Novatel Wireless, Inc. et al., United States District Court for the Southern District of California (San Diego), Case No. 3:08-cv-01689-AJB-RBB (consolidated with Case No. 3:08-cv-01714-H-RBB (U.S.D.C., S.D. Cal.)), the court has set the final pretrial conference for June 15, 2012. A trial date has not been scheduled.

In Jerry Rosenbaum v. Peter Leparulo, et al., Superior Court of the State of California, County of San Diego, Case No. 37-2008-00093576-CU-NP-CTL, the parties executed a Stipulation of Settlement on March 2, 2012 which was submitted to the court for approval. The court preliminarily approved the settlement pursuant to an order dated March 15, 2012. The settlement requires the Company to maintain and/or implement certain corporate governance measures and provides for the payment of fees and expenses to the plaintiffs’ counsel of an amount not to exceed $900,000, $500,000 of which is to be paid out of insurance proceeds and $400,000 to be paid by the Company. These fees have been paid in accordance with the March 15th order and on May 4, 2012, the court granted final approval of the settlement. The Company recorded the $400,000 in fees in its 2011 financial results.

For additional information regarding these matters, see Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the Novatel Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012	Novatel Wireless, Inc.

	By:	/S/ PETER LEPARULO
Peter Leparulo
Chairman and Chief Executive Officer

	By:	/S/ KENNETH LEDDON
Kenneth Leddon
Senior Vice President and Chief Financial Officer