Form 10-Q
period 2012-06-30
NOVATEL WIRELESS INC
filed 2012-08-09
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock outstanding as of August 6, 2012 was 33,075,856.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2012	December 31, 2011
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$15,197	$47,069
Marketable securities	36,391	28,267
Accounts receivable, net of allowance for doubtful accounts of $297 at June 30, 2012 and $245 at December 31, 2011	48,033	36,849
Inventories	39,565	42,279
Deferred tax assets, net	2,005	2,011
Prepaid expenses and other	5,835	3,712

Total current assets	147,026	160,187

Property and equipment, net of accumulated depreciation of $63,786 at June 30, 2012 and $59,217 at December 31, 2011	16,886	18,496
Marketable securities	10,820	13,495
Intangible assets, net of accumulated amortization of $11,072 at June 30, 2012 and $10,899 at December 31, 2011	10,896	35,702
Goodwill	13,225	19,772
Deferred tax assets, net	937	1,023
Other assets	631	504

Total assets	$200,421	$249,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,168	$54,030
Accrued expenses	25,375	25,044

Total current liabilities	68,543	79,074
Other long-term liabilities	3,866	4,080

Total liabilities	72,409	83,154

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 32,950 and 32,262 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	33	32
Additional paid-in capital	434,203	429,813
Accumulated other comprehensive income (loss)	9	(8)
Accumulated deficit	(281,233)	(238,812)

	153,012	191,025
Treasury stock at cost; 2,436 common shares at June 30, 2012 and December 31, 2011, respectively	(25,000)	(25,000)

Total stockholders’ equity	128,012	166,025

Total liabilities and stockholders’ equity	$200,421	$249,179

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$102,446	$118,021	$202,596	$179,805
Cost of net revenues	79,195	91,839	158,357	147,629

Gross profit	23,251	26,182	44,239	32,176

Operating costs and expenses:
Research and development	14,457	14,832	30,286	30,391
Sales and marketing	7,310	8,210	14,988	15,594
General and administrative	5,702	5,714	11,236	10,307
Goodwill and intangible assets impairment losses	—	—	29,337	—
Amortization of purchased intangible assets	227	527	664	1,055

Total operating costs and expenses	27,696	29,283	86,511	57,347

Operating loss	(4,445)	(3,101)	(42,272)	(25,171)
Other income (expense):
Interest income, net	83	85	166	243
Other expense, net	(153)	(607)	(146)	(485)

Loss before income taxes	(4,515)	(3,623)	(42,252)	(25,413)
Income tax (benefit) provision	(15)	275	169	573

Net loss	$(4,500)	$(3,898)	$(42,421)	$(25,986)

Per share data:
Net loss per share:
Basic	$(0.14)	$(0.12)	$(1.31)	$(0.81)

Diluted	$(0.14)	$(0.12)	$(1.31)	$(0.81)

Weighted average shares used in computation of basic and diluted net loss per share:
Basic	32,674	32,048	32,485	31,979

Diluted	32,674	32,048	32,485	31,979

Comprehensive loss	$(4,507)	$(3,794)	$(42,404)	$(25,980)

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(42,421)	$(25,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale/disposal of fixed asset	28	—
Depreciation and amortization	6,972	9,686
Loss on goodwill and intangible assets impairment	29,337	75
Provision for bad debts	88	123
Net impairment loss on marketable securities	39	154
Inventory provision	316	320
Share-based compensation expense	3,657	2,486
Non-cash income tax expense (benefit)	97	(401)
Changes in assets and liabilities:
Accounts receivable	(11,271)	21,925
Inventories	2,398	(7,371)
Prepaid expenses and other assets	(2,250)	3,010
Accounts payable	(10,869)	(20,965)
Accrued expenses, income taxes, and other	425	(575)

Net cash used in operating activities	(23,454)	(17,519)

Cash flows from investing activities:
Purchases of property and equipment	(3,588)	(3,835)
Purchases of intangible assets	—	(100)
Purchases of marketable securities	(17,530)	(10,959)
Marketable securities maturities/sales	12,059	47,674

Net cash provided by (used in) investing activities	(9,059)	32,780

Cash flows from financing activities:
Principal payments under capital lease obligations	(46)	(55)
Proceeds from stock option exercises and ESPP net of taxes paid on vested restricted stock units	734	(622)

Net cash provided by (used in) financing activities	688	(677)
Effect of exchange rates on cash and cash equivalents	(47)	54

Net increase (decrease) in cash and cash equivalents	(31,872)	14,638
Cash and cash equivalents, beginning of period	47,069	17,375

Cash and cash equivalents, end of period	$15,197	$32,013

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1	$3
Income taxes	$39	$152
Supplemental disclosures of non-cash financing activities:
Marketable equity securities received in settlement of note receivable	$—	$384

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at June 30, 2012 and the results of the Company’s operations for the three and six months ended June 30, 2012 and 2011 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company’s Form 10-K with the exception of new accounting pronouncements adopted in 2012. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

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

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08 “Intangibles-Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” ASU 2011-08 amends the previous guidance under Topic 350 which required an entity to test goodwill for impairment, on at least an annual basis, by performing the two-step goodwill impairment test described in Topic 350. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having likelihood of more than 50 percent. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has adopted ASU 2011-08 for our financial statement results beginning January 1, 2012 and there was no material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted ASU 2011-05 and for the 2012 interim periods we elected to present comprehensive income (loss) along with our condensed consolidated statements of operations in a single continuous statement.

2. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

June 30, 2012	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
Government agency securities	1 or less	$2,181	$—	$(1)	$2,180
Municipal bonds	1 or less	11,730	2	—	11,732
Certificates of deposit	1 or less	5,040	1	—	5,041
Corporate debentures / bonds	1 or less	17,447	1	(10)	17,438

Total short-term marketable securities		36,398	4	(11)	36,391

Available-for-sale:
Government agency securities	1 to 2	3,733	5	—	3,738
Muncipal bonds	1 to 2	4,714	2	—	4,716
Certificates of deposit	1 to 2	2,357	9	—	2,366

Total long-term marketable securities		10,804	16	—	10,820

		$47,202	$20	$(11)	$47,211

December 31, 2011	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
Government agency securities	1 or less	$6,913	$—	$(1)	$6,912
Municipal bonds	1 or less	8,390	—	(6)	8,384
Certificates of deposit	1 or less	4,319	2	—	4,321
Corporate debentures/bonds	1 or less	8,615	—	(3)	8,612
Marketable equity securities	1 or less	38	—	—	38

Total short-term marketable securities		28,275	2	(10)	28,267

Available-for-sale:
Government agency securities	1 to 2	3,734	4	—	3,738
Municipal bonds	1 to 2	5,967	2	—	5,969
Certificates of deposit	1 to 2	3,797	—	(9)	3,788

Total long-term marketable securities		13,498	6	(9)	13,495

		$41,773	$8	$(19)	$41,762

The Company’s available-for-sale securities are carried on the condensed consolidated balance sheet at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss) on the condensed consolidated balance sheet, which is a separate component of stockholders’ equity. Realized gains and losses on the sale of available-for-sale marketable securities are determined using the specific-identification method.

As of June 30, 2012, the Company recorded a net unrealized gain of $9,000. The Company’s net unrealized gain is the result of market conditions affecting its fixed-income, debt and equity securities, which are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet for the period then ended.

Inventories

Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Finished goods	$32,751	$35,211
Raw materials and components	6,814	7,068

	$39,565	$42,279

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Royalties	$5,716	$5,861
Payroll and related expenses	6,979	8,706
Product warranty	2,674	1,525
Market development fund and price protection	1,787	1,750
Deferred rent	1,253	1,135
Professional fees	1,416	1,213
Other	5,550	4,854

	$25,375	$25,044

Accrued Warranty Obligations

Accrued warranty obligations consist of the following (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Warranty liability at beginning of period	$1,738	$2,349	$1,525	$2,279
Additions charged to operations	1,845	334	2,730	1,197
Deductions from liability	(909)	(974)	(1,581)	(1,767)

Warranty liability at end of period	$2,674	$1,709	$2,674	$1,709

The Company accrues warranty costs based on estimates of future warranty-related replacement, repairs or rework of products. The Company generally provides one to three years of coverage for products following the date of purchase and the Company accrues the estimated cost of warranty coverage as a component of cost of net revenues in the condensed consolidated statements of operations and comprehensive income (loss) at the time revenue is recognized. In estimating our future warranty obligations, we consider various relevant factors, including the historical frequency and volume of claims, and the cost to replace or repair products under warranty.

3. Intangible Assets

The Company’s amortizable purchased intangible assets resulting from its acquisition of Enfora are composed of (in thousands):

	June 30, 2012				December 31, 2011
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Net

Developed technologies	$26,000	$(5,413)	$(15,477)	$5,110	$26,000	$(4,163)	$21,837
Trade name	12,800	(1,862)	(5,693)	5,245	12,800	(1,387)	11,413
Other	3,720	(1,798)	(1,620)	302	3,720	(1,609)	2,111

Total amortizable purchased intangible assets	$42,520	$(9,073)	$(22,790)	$10,657	$42,520	$(7,159)	$35,361

The following table presents details of the amortization of purchased intangible assets included in the cost of net revenues and general and administrative expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of net revenues	$289	$1,120	$1,250	$2,439
General and administrative expenses	227	527	664	1,055

Total amortization expense	$516	$1,647	$1,914	$3,494

During the quarter ended March 31, 2012, the Company recorded an impairment loss of $22.8 million related to a decrease in the estimated fair values of the purchased intangible assets fair values. See Note 4.

The following table presents details of the amortization of existing purchased intangible assets that is currently estimated to be expensed in the remainder of 2012 and thereafter (in thousands):

Fiscal year:	Amount
2012 (remaining 6 months)	$1,011
2013	1,805
2014	1,805
2015	1,741
2016	1,041
2017	1,039
Thereafter	2,215

Total	$10,657

Additionally, at June 30, 2012 and December 31, 2011, the Company had $239,000 and $341,000, respectively, of acquired software licenses, net of accumulated amortization of $2.0 million and $3.7 million, respectively. The acquired software licenses represent rights to use certain software necessary for commercial sale of the Company’s products.

4. Goodwill

The changes in the carrying amount of goodwill for the six month periods ended June 30, 2012 and 2011 are as follows (in thousands):

	M2M Products and Solutions
	2012	2011
Balance at January 1,	$19,772	$22,258
Goodwill impairment during the period	(6,547)	—

Balance at June 30,	$13,225	$22,258

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

Based upon fair value tests performed with the assistance of a third party independent appraisal, the Company recorded a preliminary pre-tax goodwill impairment charge of approximately $6.5 million and a preliminary purchased intangible asset charge of approximately $22.8 million during the first quarter of 2012. During the second quarter of 2012, the Company finalized its review of these impairments analyses, which resulted in no adjustments to the pre-tax impairment losses recognized in the first quarter of 2012.

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

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of June 30, 2012 (in thousands):

Description	June 30, 2012	Level 1	Level 2

Assets:
Cash equivalents
Money market funds	$5,645	$5,645	$—
US Treasury securities	284	—	284

Total cash equivalents	5,929	5,645	284

Short-term marketable securities:
Available-for-sale:
Government agency securities	2,180	—	2,180
Municipal bonds	11,732	—	11,732
Certificates of deposit	5,041	—	5,041
Corporate debentures / bonds	17,438	—	17,438

Total short-term marketable securities	36,391	—	36,391

Long-term marketable securities:
Available-for-sale:
Government agency securities	3,738	—	3,738
Municipal bonds	4,716	—	4,716
Certificates of deposit	2,366	—	2,366

Total long-term marketable securities	10,820	—	10,820

Total financial assets	$53,140	$5,645	$47,495

There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2012. All of our long-term marketable debt securities had maturities of between one and two years in duration at June 30, 2012.

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2011 (in thousands):

Description	December 31, 2011	Level 1	Level 2

Assets:
Cash equivalents
Money market funds	$25,137	$25,137	$—
US Treasury securities	5,784	—	5,784

Total cash equivalents	30,921	25,137	5,784

Short-term marketable securities:
Available-for-sale:
Government agency securities	6,912	—	6,912
Municipal bonds	8,384	—	8,384
Certificates of deposit	4,321	—	4,321
Corporate debentures / bonds	8,612	—	8,612
Marketable equity securities	38	38	—

Total short-term marketable securities	28,267	38	28,229

Long-term marketable securities:
Available-for-sale:
Government agency securities	3,738	—	3,738
Municipal bonds	5,969	—	5,969
Certificates of deposit	3,788	—	3,788

Total long-term marketable securities	13,495	—	13,495

Total financial assets	$72,683	$25,175	$47,508

6. Share-Based Compensation

The Company included the following amounts for share-based compensation awards in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of net revenues	$182	$108	$376	$234
Research and development	693	383	1,388	808
Sales and marketing	371	284	733	563
General and administrative	577	416	1,160	881

Totals	$1,823	$1,191	$3,657	$2,486

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

•

The M2M Products and Solutions segment was established as a result of our acquisition of Enfora in 2010. It includes our intelligent asset-management solutions utilizing cellular wireless technology, and M2M communication devices, and embedded modules that enable M2M data transmission and services via cellular wireless networks.

Segment revenues and segment operating income (loss) represent the primary financial measures used by senior management to assess performance and include the net revenues, cost of net revenues, sales and other operating expenses for which management is held accountable. Segment expenses include sales and marketing, research and development, administration, and amortization expenses that are directly related to individual segments. Segment earnings (loss) also includes acquisition-related costs, purchase price amortization, restructuring, impairment and integration costs. The table below presents net revenues from external customers, operating income (loss) and identifiable assets for our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues by operating segment:
Mobile Computing Products	$92,552	$105,781	$183,431	$155,577
M2M Products and Solutions	9,894	12,240	19,165	24,228

Total	$102,446	$118,021	$202,596	$179,805

Operating income (loss) :
Mobile Computing Products	$(718)	$1,010	$(4,188)	$(15,670)
M2M Products and Solutions	(3,727)	(4,111)	(38,084)	(9,501)

Total	$(4,445)	$(3,101)	$(42,272)	$(25,171)

	June 30, 2012	December 31, 2011
Identifiable assets by reportable segment:
Mobile Computing Products	$160,784	$181,180
M2M Products and Solutions	39,637	67,999

Total	$200,421	$249,179

The Company has operations in the United States, Canada, Europe, Latin America and Asia. The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe, Latin America and Asia (in thousands):

	June 30, 2012	December 31, 2011
United States	$194,200	$243,030
Canada	4,717	4,764
Europe, Latin America and Asia	1,504	1,385

	$200,421	$249,179

The following table details the concentration of the Company’s net revenues by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
United States and Canada	92.7%	95.2%	92.2%	93.3%
Latin America	1.5	—	3.0	—
Europe, Middle East and Africa	5.5	3.3	4.4	4.2
Asia and Australia	0.3	1.5	0.4	2.5

	100.0%	100.0%	100.0%	100.0%

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of cellular wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues are derived from a small number of customers. For the three months ended June 30, 2012, sales to our three largest customers accounted for 63%, 9%, and 5% of net revenues. In the same period in 2011, sales to our three largest customers accounted for 47%, 19%, and 12% of net revenues. For the six months ended June 30, 2012, sales to our three largest customers accounted for 60%, 11%, and 6% of net revenues. In the same period in 2011, sales to our three largest customers accounted for 43%, 20%, and 12% of net revenues. The Company outsources its manufacturing to four third-party contract manufacturers. If one or more of these manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company’s revenues and results of operations.

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

For the three and six months ended June 30, 2012, basic and diluted weighted-average common shares outstanding were 32,674,404 and 32,485,173, respectively. During these same periods, weighted-average options, RSUs, and ESPP shares to acquire a total of 6,425,869 and 6,213,505 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

For the three and six months ended June 30, 2011, basic and diluted weighted-average common shares outstanding were 32,048,141 and 31,978,771, respectively. During these same periods, weighted-average options RSUs, and ESPP shares to acquire a total of 4,792,540 and 3,953,808 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

On September 15, 2008 and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al., Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). In May 2010, the district court re-captioned the case In re Novatel Wireless Securities Litigation. The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In May 2010, the court entered an order granting the plaintiffs’ motion for class certification and certified a class of purchasers of Company common stock between February 27, 2007 and September 15, 2008. On February 14, 2011, following extensive discovery, the Company filed a motion for summary judgment on all of plaintiffs’ claims. A trial date had been set for May 10, 2011. On March 15, 2011, the case was reassigned to a new district judge, the Honorable Anthony J. Battaglia. Following the reassignment, the court vacated the trial date pending the court’s consideration of dispositive motions. Oral argument on the motion for summary judgment was heard by the court on June 17, 2011. On November 23, 2011, the court issued an order granting in part and denying in part the motion for summary judgment. On July 9, 2012, the court vacated the final pretrial conference date. Dates for the pretrial conference and trial have not yet been scheduled. The Company intends to defend this litigation vigorously. At this time, there can be no assurance as to the ultimate outcome of this litigation. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

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

Indemnification

In the normal course of business, the Company periodically enters into agreements that require the Company to indemnify and defend its customers for, among other things, claims alleging that the Company’s products infringe third-party patents or other intellectual property rights. The Company’s maximum exposure under these indemnification provisions cannot be estimated but the Company does not believe that there are any matters individually or collectively that would have a material adverse effect on its financial condition, results of operation or cash flows.

Credit Facility

The Company has a credit facility with a bank to allow margin borrowings based on the Company’s investments in cash equivalents and marketable securities held with the bank. This facility is collateralized by the Company’s cash equivalents and marketable securities held with the bank. Borrowings under the facility incur an interest rate at the bank’s base rate plus 1%. This margin account facility provides the Company with the flexibility to access cash for short periods of time and avoids the need to sell marketable securities for these short-term requirements. At June 30, 2012, the Company had approximately $25.2 million in cash equivalents and marketable securities held at this bank. Any monies borrowed and interest incurred are payable on demand, and there is no express expiration date to the credit facility. During August 2012, the Company borrowed $5.0 million against the facility, which remained outstanding as of the date of this report.

10. Comprehensive Loss

Comprehensive loss consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(4,500)	$(3,898)	$(42,421)	$(25,986)
Unrealized gain (loss) on cash equivalents and marketable securities, net of tax	(7)	104	17	6

Comprehensive loss	$(4,507)	$(3,794)	$(42,404)	$(25,980)

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

After a review of the four sources of taxable income as of June 30, 2012 (as described above), the Company recognized increases in the valuation allowance primarily related to its U.S.-based deferred tax amounts, resulting from carryforward net operating losses, and Canadian-based deferred tax amounts, resulting from research and development tax credits, generated during the three and six months ended June 30, 2012. These deferred tax benefits, combined with a corresponding charge to income tax expense related to the increased valuation allowance of $1.1 million and $14.4 million for the three and six months ended June 30, 2012, respectively, resulted in an insignificant effective income tax rate for those respective periods. The Company’s valuation allowance was $51.0 million on net deferred tax assets of $52.0 million at June 30, 2012. The net unreserved portion of the Company’s remaining deferred tax assets at June 30, 2012 primarily related to research and development tax credits associated with the Company’s Canadian subsidiary.

For the three and six months ended June 30, 2012, the Company recorded an income tax benefit and income tax expense, including discrete items, of $15,000 and $169,000, respectively. These amounts vary from the income tax benefit that would be computed at the U.S. statutory rate resulting from its operating losses during those same periods primarily due to the aforementioned offsetting increase in the Company’s deferred tax assets valuation allowance. Additionally, for the three months ended June 30, 2012, the Company recorded a $111,000 tax benefit related to the finalization of its intangible assets and goodwill impairment. See Note 4.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is “more-likely-than-not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of June 30, 2012 and December 31, 2011, the total liability for unrecognized tax benefits was $417,000 and $413,000, respectively, and is included in other long-term liabilities. For the three and six months ended June 30, 2012, the Company included $2,000 and $4,000 respectively, of interest expense related to uncertain tax positions in its condensed consolidated statements of operations and comprehensive income (loss).

In the third quarter of 2012, the Company expects to release $50,000 of its liability for unrecognized tax benefits due to the expiration of the statute of limitations applicable to the 2007 taxable year.

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

Factors Which May Influence Future Results of Operations

Net Revenues. We believe that our future net revenues will be influenced largely by the growth and breadth of the demand for wireless access to data through the use of next generation networks including demand for 3G and 4G products, 3G and 4G data access services, particularly in North America, Europe and Asia; customer acceptance for our new products that address these markets, including our MiFi line of Intelligent Mobile Hotspots; and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

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

We anticipate introducing additional products during the next 12 months, including 4G broadband-access products, M2M solutions and software applications and platforms. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like, Dell, QUALCOMM, Sprint Nextel, Verizon Wireless, Virgin Mobile, Vodafone, Telefonica, Texas Instruments, Delta Mobile and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

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

Our operating costs consist of four primary categories: research and development costs; sales and marketing expense; general and administrative costs; and amortization of purchased intangibles.

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

Amortization of purchased intangibles includes the amortization of customer relationships, covenant-not-to-compete agreements and trade name intangible assets purchased through the acquisition of Enfora.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, litigation, provision for warranty costs, income taxes, and share-based compensation expense. The significant accounting policies used in preparation of these consolidated financial statements for the three and six months ended June 30, 2012 are consistent with those discussed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 in all material respects and in Note 1 to the consolidated financial statements included in this report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2012 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net revenues. Net revenues for the three months ended June 30, 2012 were $102.4 million, a decrease of $15.6 million or 13.2% compared to the same period in 2011.

The following table summarizes net revenues by operating segment and net revenues by product categories during the three months ended June 30, 2012 and June 30, 2011 (in thousands):

	Three Months Ended June 30,
	2012	2011
Net revenues by operating segment:
Mobile Computing Products	$92,552	$105,781
M2M Products and Solutions	9,894	12,240

Total	$102,446	$118,021

Net revenues by product categories:
Mobile Broadband Devices	$87,142	$101,309
Embedded Solutions	9,102	11,818
Asset Management Solutions & Services	6,202	4,894

Total	$102,446	$118,021

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the three months ended June 30, 2012 were $92.6 million, a decrease of $13.2 million or 12.5% compared to the same period in 2011. The decrease is primarily attributable to lower sales of Mobile Broadband devices caused by increased market competition for select customers.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the three months ended June 30, 2012 were $9.9 million, compared with $12.2 million for the same period last year. The decrease is primarily due to the reduced sales volume and pricing of our 2G GPRS M2M modules in the North American market as it transitions away from 2G GSM networks. We are currently developing CDMA and 3G GSM modules and integrated solutions to address this market. These products are expected to launch later this year.

Product Categories. We have categorized the combined product portfolios of the mobile computing and M2M businesses into three categories (1) Mobile Broadband Devices, (2) Embedded Solutions and (3) Asset Management Solutions and Services. These categories were established due to the different markets and sales channels served. We believe this product categorization facilitates the analysis of our operating trends and enhances our segment disclosures.

The Mobile Broadband Devices category includes all external data modems including MiFi intelligent hotspots, USB modems and PC cards. These devices are sold primarily through wireless operator enterprise and retail channels, telecom equipment distributors and consumer retail chains.

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

Cost of net revenues. Cost of net revenues for the three months ended June 30, 2012 was $79.2 million, or 77.3% of net revenues, as compared to $91.8 million, or 77.8% of net revenues, for the same period in 2011. During the second quarter of 2012, the cost of net revenues as a percentage of net revenues benefitted from a favorable mix of 4G MiFi products sold, and from lower quarter over quarter purchased intangible amortization expense decreasing to $289,000 during the quarter ended June 30, 2012 as compared to $1.1 million in the comparable quarter of 2011. The cost of net revenues as a percentage of revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the three months ended June 30, 2012 was $23.3 million, or a gross margin of 22.7% of net revenues, compared to $26.2 million, or a gross margin of 22.2% of net revenues for the same period in 2011. The gross margin increase was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. We expect that our gross margin percentage will continue to fluctuate from quarter to quarter depending on revenue levels, product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the three months ended June 30, 2012 were $14.5 million, or 14.1% of net revenues, compared to $14.8 million, or 12.6% of net revenues, for the same period in 2011. Research and development expenses for the three months ended June 30, 2012 remained flat as compared to the same period in 2011, as there was a focus to contain operational costs.

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

Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2012 were $7.3 million, or 7.1% of net revenues, compared to $8.2 million, or 7.0% of net revenues, for the same period in 2011. The $900,000 decrease for the three months ended June 30, 2012 compared to the same period in 2011 related to lower cooperative advertising and joint marketing expenses in our Mobile Computing Products segment.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2012 were $5.7 million, or 5.6% of net revenues, compared to $5.7 million, or 4.8% of net revenues, for the same period in 2011. General and administrative expenses for the three months ended June 30, 2012 remained flat as compared to the same period in 2011. While we are closely monitoring and working to control general and administrative costs, we expect these costs to be negatively impacted by legal fees to defend the claims described in Note 9 to our consolidated financial statements included in this report. During the second quarter periods in 2012 and 2011, the Company incurred $1.7 and $1.5 million in legal expenses, respectively.

Goodwill and intangible assets impairments. During the first quarter of 2012, based on actual operating results, and reductions in management’s estimates of forecasted operating results of the M2M Products and Solutions reporting unit, principally due to an updated view of competitive pressures impacting average selling prices, customer product and technology selections, and the loss of certain customers, the Company determined there were sufficient indicators of impairment present to require an interim impairment analysis. Based on the fair value tests performed, the Company recorded a preliminary pre-tax goodwill impairment charge of $6.5 million and a preliminary purchased intangible asset charge of $22.8 million during the first quarter of 2012. See Note 4 in the condensed consolidated financial statements for the period ended March 31, 2012 included in this report. There were no pre-tax adjustments to the charge resulting from the finalization of the impairment review during the second quarter of 2012.

Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended June 30, 2012 was $227,000, compared to $527,000 for the same period 2011. The decrease in amortization expense for the three months ended June 30, 2012 was caused by the lower net asset value of the intangible assets resulting from the impairment charge in the first quarter of 2012.

Interest income, net. Interest income, net, for the three months ended June 30, 2012 was $83,000 as compared to $85,000 for the same period in 2011. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.13% and 0.13% in the second quarter of 2012 and 2011, respectively.

Other expense, net. Other expense, net, for the three months ended June 30, 2012 was $153,000 as compared to $607,000 for the same period in 2011. The other expense in 2011 predominantly related to foreign currency losses on South Korean won denominated trade payables.

Income tax expense (benefit). Income tax benefit for the three months ended June 30, 2012 was $15,000, as compared to an expense of $275,000 for the same period in 2011. During the first quarter of 2012, the Company recorded a preliminary pre-tax goodwill impairment charge of $6.5 million. For the three months ended June 30, 2012, the Company included $111,000 of income tax benefit in its condensed consolidated statements of operation related to the finalization of the impairment charge.

The effective tax rate for the three months ended June 30, 2012 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated in the second quarter of 2012, and due to the aforementioned tax benefit related to the goodwill impairment.

Net loss. For the three months ended June 30, 2012, we reported a net loss of $4.5 million, as compared to a net loss of $3.9 million for the same period in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net revenues. Net revenues for the six months ended June 30, 2012 were $202.6 million, an increase of $22.8 million or 12.7% compared to the same period in 2011.

The following table summarizes net revenues by operating segment and net revenues by product categories during the six months ended June 30, 2012 and June 30, 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Net revenues by operating segment:
Mobile Computing Products	$183,431	$155,577
M2M Products and Solutions	19,165	24,228

Total	$202,596	$179,805

Net revenues by product categories:
Mobile Broadband Devices	$172,758	$149,547
Embedded Solutions	14,952	18,201
Asset Management Solutions & Services	14,886	12,057

Total	$202,596	$179,805

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the six months ended June 30, 2012 were $183.4 million, an increase of $27.9 million or 17.9% compared to the same period in 2011. The increase in net revenues of our Mobile Computing Products segment was attributable primarily to ongoing product rollouts of our next generation 4G products, including the MiFi Intelligent Mobile Hotspot.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the six months ended June 30, 2012 were $19.2 million, compared with $24.2 million net revenues from the same period last year. The decrease is primarily due to the reduced sales volume and pricing of our 2G GPRS M2M modules in the North American market as it transitions away from 2G GSM networks. We are currently developing CDMA and 3G GSM modules and integrated solutions to address this market. These products are expected to launch later this year.

Cost of net revenues. Cost of net revenues for the six months ended June 30, 2012 was $158.4 million, or 78.2% of net revenues, as compared to $147.6 million, or 82.1% of net revenues, for the same period in 2011. The improvement in cost of net revenues as a percentage of net revenues in 2012 resulted from higher sales of 4G products in our Mobile Computing Products segment during the first six months of 2012. The cost of net revenues as a percentage of revenues also benefitted from lower amortization costs associated with purchased intangible assets. Cost of net revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the six months ended June 30, 2012 was $44.2 million, or a gross margin of 21.8% of net revenues, compared to $32.2 million, or a gross margin of 17.9% of net revenues, for the same period in 2011. The increase in gross margin was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. We expect that our gross margin will continue to fluctuate from quarter to quarter depending on revenue levels, product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the six months ended June 30, 2012 were $30.3 million, or 14.9% of net revenues, compared to $30.4 million, or 16.9% of net revenues, for the same period in 2011. Research and development expenses for the six months ended June 30, 2012 remained flat as compared to the same period in 2011, as there was a focus to contain operational costs.

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

Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2012 were $15.0 million, or 7.4% of net revenues, compared to $15.6 million, or 8.7% of net revenues, for the same period in 2011. The $606,000 decrease for the six months ended June 30, 2012 compared to the same period in 2011 was due primarily to lower cooperative advertising and joint marketing expenses.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2012 were $11.2 million, or 5.5% of net revenues, compared to $10.3 million, or 5.7% of net revenues, for the same period in 2011. The lower expense for the 2011 period was due to an $880,000 benefit recorded in 2011 related to the revision of estimated contingent consideration related to the acquisition of Enfora. While we are closely monitoring and working to control general and administrative costs, we expect these costs to be negatively impacted by legal fees to defend the claims described in Note 9 to our condensed consolidated financial statements included in this report. During the six months ended June 30, 2012 and 2011, the Company incurred $2.7 and $2.5 million in legal expenses, respectively.

Amortization of purchased intangible assets. The decrease in amortization expense for the six months ended June 30, 2012 was due to reduced amortization of purchased intangible assets from Enfora caused by the impairment charge recognized in the first quarter of 2012.

Interest income, net. Interest income, net, for the six months ended June 30, 2012 was $166,000 as compared to $243,000 for the same period in 2011. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.22% and 0.28% in the first six months of 2012 and 2011, respectively.

Other expense, net. Other expense, net, for the six months ended June 30, 2012 was $146,000 as compared to $485,000 for the same period in 2011. The other expense in 2011 related to foreign currency losses on South Korean won denominated trade payables.

Income tax expense (benefit). Income tax expense for the six months ended June 30, 2012 was $169,000, as compared to $573,000 of expense for the same period in 2011.

The effective tax rate for the six months ended June 30, 2012 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional U.S.-based deferred tax assets generated in the first six months of 2012, and expenses attributable to foreign operations.

Net loss. For the six months ended June 30, 2012, we reported a net loss of $42.4 million, as compared to a net loss of $26.0 million for the same period in 2011. Net income was negatively impacted due to the impairment charge recognized in the first quarter of 2012.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations.

To address short term liquidity requirements resulting from working capital changes the Company entered into a margin credit facility with a bank in 2011. The use of this margin credit facility allows the Company to meet short-term cash requirements and avoid selling cash equivalents and marketable securities. Borrowings under this facility are collateralized by Company cash equivalents and marketable securities on deposit at the bank. The Company borrowed $5.0 million against this facility during August 2012 which remained outstanding as of the date of this report.

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

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities (in thousands):

	June 30, 2012 (unaudited)	December 31, 2011
Working capital(1)	$78,483	$81,113

Cash and cash equivalents (2)	$15,197	$47,069
Short-term marketable securities (2)	36,391	28,267
Long-term marketable securities	10,820	13,495

Total cash and cash equivalents and marketable securities	$62,408	$88,831

(1)	Working capital is defined as the excess of current assets over current liabilities.
(2)	Included in working capital.

Our working capital decreased $2.6 million from December 31, 2011 to June 30, 2012. The decrease was primarily due to the operating loss in the six months ended June 30, 2012, net of non cash related expenses.

As of June 30, 2012, cash and cash equivalents and marketable securities decreased by $26.4 million from December 31, 2011. The principal component of this net decrease was the cash used by our operating activities of $23.5 million, and cash used to pay for acquisition of property, plant and equipment of $3.6 million.

Historical Cash Flows

The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Net cash used in operating activities	$(23,454)	$(17,519)
Net cash provided by (used in) investing activities	(9,059)	32,780
Net cash provided by (used in) financing activities	688	(677)
Effect of exchange rates on cash and cash equivalents	(47)	54

Net increase (decrease) in cash and cash equivalents	(31,872)	14,638
Cash and cash equivalents, beginning of period	47,069	17,375

Cash and cash equivalents, end of period	$15,197	$32,013

Operating activities. Net cash used in operating activities was $23.5 million for the six months ended June 30, 2012 as compared to net cash used by operating activities of $17.5 million for the same period in 2011. Net cash used for the six months ended June 30, 2012 was attributable to net losses in the period and a net decrease in cash caused by changes in working capital accounts, offset by non-cash charges for impairments of goodwill and intangibles, depreciation and amortization, and share based compensation expense. The net decrease in cash caused by changes in net working capital accounts primarily included increases in accounts receivable and prepaid expenses and other assets, as well as a decrease in accounts payable. For the second quarter 2011, net cash used by operating activities was primarily related to net losses for the period, along with decreases in cash caused by a reduction in accounts payable and an increase in inventory. These were partially offset by an increase in cash caused by a decrease in accounts receivable.

Investing activities. Net cash used in investing activities during the six months ended June 30, 2012 was $9.1 million compared to $32.8 million provided during the same period in 2011. Cash used in investing activities during the six months ended June 30, 2012 was related to net purchases of marketable securities of $5.5 million, and purchases of property, plant, and equipment for approximately $3.6 million. Cash provided by investing activities during the same period in 2011 was primarily related to net sales of marketable securities of $36.7 million.

Financing activities. Net cash provided by financing activities during the six months ended June 30, 2012 was $688,000, compared to cash used of $677,000 during the same period in 2011. Net cash provided by financing activities in 2012 was primarily related to cash received for ESPP purchases. Net cash used in financing activities in 2011 was primarily related to payroll taxes paid on behalf of employees for restricted stock units which vested during the period.

Other Liquidity Needs

We expect to incur ongoing professional fees and expenses to defend litigation filed against us or related to our products, which litigation is discussed in Note 9 to our condensed consolidated financial statements included in this report. These costs cannot be estimated at this time.

During the next twelve months, we currently plan to incur approximately $7.0 million for discretionary capital expenditures, including the acquisition of additional software licenses.

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

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In Backe v. Novatel Wireless, Inc. et al., United States District Court for the Southern District of California (San Diego), Case No. 3:08-cv-01689-AJB-RBB (consolidated with Case No. 3:08-cv-01714-H-RBB (U.S.D.C., S.D. Cal.)), the court, on July 9, 2012, vacated the final pretrial conference date. Dates for the pretrial conference and trial have not yet been scheduled.

In Jerry Rosenbaum v. Peter Leparulo, et al., Superior Court of the State of California, County of San Diego, Case No. 37-2008-00093576-CU-NP-CTL, the parties executed a Stipulation of Settlement on March 2, 2012 which was submitted to the court for approval. The court preliminarily approved the settlement pursuant to an order dated March 15, 2012. The settlement required the Company to maintain and/or implement certain corporate governance measures and provided for the payment of fees and expenses to the plaintiffs’ counsel of an amount not to exceed $900,000, $500,000 of which was to be paid out of insurance proceeds and $400,000 to be paid by the Company. These fees have been paid in accordance with the March 15th order and on May 4, 2012, the court granted final approval of the settlement. The Company recorded the $400,000 in fees in its 2011 financial results.

For additional information regarding these matters, see Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the Novatel Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2012	Novatel Wireless, Inc.

	By:	/S/ PETER LEPARULO
Peter Leparulo
Chairman and Chief Executive Officer

	By:	/S/ KENNETH LEDDON
Kenneth Leddon
Senior Vice President and Chief Financial Officer