Form 10-Q
period 2012-09-30
NOVATEL WIRELESS INC
filed 2012-11-09
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s common stock outstanding as of November 6, 2012 was 33,081,806.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2012	December 31, 2011
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$16,341	$47,069
Marketable securities	39,958	28,267
Accounts receivable, net of allowance for doubtful accounts of $250 at September 30, 2012 and $245 at December 31, 2011	40,270	36,849
Inventories	36,527	42,279
Deferred tax assets, net	2,005	2,011
Prepaid expenses and other	4,782	3,712

Total current assets	139,883	160,187
Property and equipment, net of accumulated depreciation of $62,925 at September 30, 2012 and $59,217 at December 31, 2011	14,939	18,496
Marketable securities	6,174	13,495
Intangible assets, net of accumulated amortization of $11,636 at September 30, 2012 and $10,899 at December 31, 2011	3,091	35,702
Goodwill	—	19,772
Deferred tax assets, net	843	1,023
Other assets	672	504

Total assets	$165,602	$249,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,948	$54,030
Accrued expenses	25,188	25,044

Total current liabilities	64,136	79,074
Other long-term liabilities	3,759	4,080

Total liabilities	67,895	83,154

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 50,000 shares authorized, 33,082 and 32,262 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	33	32
Additional paid-in capital	435,804	429,813
Accumulated other comprehensive income (loss)	36	(8)
Accumulated deficit	(313,166)	(238,812)

	122,707	191,025
Treasury stock at cost; 2,436 common shares at September 30, 2012 and December 31, 2011, respectively	(25,000)	(25,000)

Total stockholders’ equity	97,707	166,025

Total liabilities and stockholders’ equity	$165,602	$249,179

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$71,017	$113,263	$273,613	$293,068
Cost of net revenues	56,371	86,573	214,728	234,202

Gross profit	14,646	26,690	58,885	58,866

Operating costs and expenses:
Research and development	14,696	15,126	44,982	45,517
Sales and marketing	6,267	7,211	21,255	22,805
General and administrative	4,825	6,243	16,061	16,550
Goodwill and intangible assets impairment	20,484	3,514	49,821	3,514
Amortization of purchased intangible assets	227	644	891	1,699

Total operating costs and expenses	46,499	32,738	133,010	90,085

Operating loss	(31,853)	(6,048)	(74,125)	(31,219)
Other income (expense):
Interest income, net	72	60	238	303
Other expense, net	(45)	(679)	(191)	(1,164)

Loss before income taxes	(31,826)	(6,667)	(74,078)	(32,080)
Income tax (benefit) provision	107	(11,165)	276	(10,592)

Net income (loss)	$(31,933)	$4,498	$(74,354)	$(21,488)

Per share data:
Net loss per share:
Basic	$(0.97)	$0.14	$(2.28)	$(0.67)

Diluted	$(0.97)	$0.14	$(2.28)	$(0.67)

Weighted average shares used in computation of basic and diluted net loss per share:
Basic	33,074	32,057	32,683	32,005

Diluted	33,074	32,370	32,683	32,005

Comprehensive income (loss)	$(31,906)	$4,438	$(74,310)	$(21,542)

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(74,354)	$(21,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale/disposal of fixed asset	90	—
Depreciation and amortization	9,747	13,782
Loss on goodwill and purchased intangible assets impairment	49,821	3,514
Impairment loss on software license intangible assets	—	133
Provision for bad debts	39	59
Net impairment loss on marketable securities	39	346
Inventory provision	1,663	576
Share-based compensation expense	5,409	4,057
Non-cash income tax expense (benefit)	194	(11,287)
Changes in assets and liabilities:
Accounts receivable	(3,460)	9,046
Inventories	4,089	(6,634)
Prepaid expenses and other assets	(1,238)	3,484
Accounts payable	(15,108)	(23,941)
Accrued expenses, income taxes, and other	233	1,651

Net cash used in operating activities	(22,836)	(26,702)

Cash flows from investing activities:
Purchases of property and equipment	(4,021)	(4,928)
Purchases of intangible assets	—	(219)
Purchases of marketable securities	(31,871)	(21,366)
Marketable securities maturities / sales	27,506	58,539

Net cash provided by (used in) investing activities	(8,386)	32,026

Cash flows from financing activities:
Proceeds from the issuance of short-term debt	5,000	12,000
Principal repayments of short-term debt	(5,000)	(12,000)
Principal payments under capital lease obligations	(46)	(81)
Proceeds from stock option exercises and ESPP net of taxes paid on vested restricted stock units	583	(617)

Net cash provided by (used in) financing activities	537	(698)
Effect of exchange rates on cash and cash equivalents	(43)	(74)

Net increase (decrease) in cash and cash equivalents	(30,728)	4,552
Cash and cash equivalents, beginning of period	47,069	17,375

Cash and cash equivalents, end of period	$16,341	$21,927

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1	$7
Income taxes	$100	$194
Supplemental disclosures of non-cash investing activities:
Building rent incentives to fund leasehold improvements	$—	$1,869
Supplemental disclosures of non-cash financing activities:
Marketable equity securities received in settlement of note receivable	$—	$384

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at September 30, 2012 and the results of the Company’s operations for the three and nine months ended September 30, 2012 and 2011 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company’s Form 10-K with the exception of new accounting pronouncements adopted in 2012. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

2. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

September 30, 2012	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$3,681	$—	$—	$3,681
Municipal bonds	1 or less	14,678	11	—	14,689
Certificates of deposit	1 or less	4,079	2	—	4,081
Corporate debentures / bonds	1 or less	17,496	11	—	17,507

Total short-term marketable securities		39,934	24	—	39,958

Available-for-sale:
Government agency securities	1 to 2	3,000	1	—	3,001
Municipal bonds	1 to 2	804	1	—	805
Certificates of deposit	1 to 2	2,358	10	—	2,368

Total long-term marketable securities		6,162	12	—	6,174

		$46,096	$36	$—	$46,132

December 31, 2011	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$6,913	$—	$(1)	$6,912
Municipal bonds	1 or less	8,390	—	(6)	8,384
Certificates of deposit	1 or less	4,319	2	—	4,321
Corporate debentures / bonds	1 or less	8,615	—	(3)	8,612
Marketable equity securities	1 or less	38	—	—	38

Total short-term marketable securities		28,275	2	(10)	28,267

Available-for-sale:
Government agency securities	1 to 2	3,734	4	—	3,738
Municipal bonds	1 to 2	5,967	2	—	5,969
Certificates of deposit	1 to 2	3,797	—	(9)	3,788

Total long-term marketable securities		13,498	6	(9)	13,495

		$41,773	$8	$(19)	$41,762

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

As of September 30, 2012, the Company recorded a net unrealized gain of $36,000. The Company’s net unrealized gain is the result of market conditions affecting its fixed-income, debt and equity securities, which are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet for the period then ended.

Inventories

Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Finished goods	$28,407	$35,211
Raw materials and components	8,120	7,068

	$36,527	$42,279

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Royalties	$4,260	$5,861
Payroll and related expenses	7,628	8,706
Product warranty	2,481	1,525
Market development funds and price protection	1,448	1,750
Deferred rent	1,238	1,135
Professional fees	1,914	1,213
Other	6,219	4,854

	$25,188	$25,044

Accrued Warranty Obligations

Accrued warranty obligations consist of the following (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Warranty liability at beginning of period	$2,674	$1,709	$1,525	$2,279
Additions charged to operations	849	1,035	3,579	2,238
Deductions from liability	(1,042)	(1,015)	(2,623)	(2,788)

Warranty liability at end of period	$2,481	$1,729	$2,481	$1,729

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

3. Intangible Assets

The Company’s amortizable purchased intangible assets resulting from its acquisition of Enfora are composed of (in thousands):

	September 30, 2012					December 31, 2011
	Gross	Accumulated Amortization	March 31, 2012 Impairment	September 30, 2012 Preliminary Impairment	Net	Gross	Accumulated Amortization	Net
Developed technologies	$26,000	$(5,703)	$(15,477)	$(4,070)	$750	$26,000	$(4,163)	$21,837
Trade name	12,800	(2,018)	(5,693)	(3,189)	1,900	12,800	(1,387)	11,413
Other	3,720	(1,868)	(1,620)	—	232	3,720	(1,609)	2,111

Total amortizable purchased intangible assets	$42,520	$(9,589)	$(22,790)	$(7,259)	$2,882	$42,520	$(7,159)	$35,361

The following table presents details of the amortization of purchased intangible assets included in the cost of net revenues and general and administrative expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of net revenues	$289	$705	$1,539	$3,144
General and administrative expenses	227	644	891	1,699

Total amortization expense	$516	$1,349	$2,430	$4,843

During the quarter ended March 31, 2012, the Company recorded an impairment loss of $22.8 million related to a decrease in the estimated fair values of the purchased intangible assets fair values. At September 30, 2012, the Company performed a preliminary interim impairment assessment of its purchased intangible assets. The resulting preliminary impairment of $7.3 million has been recorded as a loss in the current quarter and the intangible asset values have been recorded at their estimated fair value. See Note 4.

The following table represents details of the amortization of existing purchased intangible assets that is currently estimated to be expensed in the remainder of 2012 and thereafter (in thousands):

Fiscal year:	Amount
2012 (remaining 3 months)	$229
2013	743
2014	743
2015	729
2016	438

Total	$2,882

Additionally, at September 30, 2012 and December 31, 2011, the Company had $209,000 and $341,000, respectively, of acquired software licenses, net of accumulated amortization of $2.0 million and $3.7 million, respectively. The acquired software licenses represent rights to use certain software necessary for commercial sale of the Company’s products.

4. Goodwill

The changes in the carrying amount of goodwill for the nine month periods ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Goodwill at beginning of period	$13,225	$22,258	$19,772	$22,258
Goodwill impairment during the period	(13,225)	(3,514)	(19,772)	(3,514)
Other adjustments, net	—	791	—	791

Goodwill at end of period	$—	$19,535	$—	$19,535

During the third quarter of 2012, the first quarter of 2012 and the third quarter of 2011, based on actual operating results, and reductions in management’s then estimates of forecasted operating results of the M2M Products and Solutions reporting unit principally due to updated views of competitive pressures impacting average selling prices, customer product and technology selections, and the loss of certain customers, the Company determined there were sufficient indicators of impairment present to require an interim impairment analysis during the respective impacted quarters.

Based upon fair value tests performed with the assistance of third party independent appraisals, during the first quarter of 2012 and the third quarter of 2011, the Company recorded pre-tax goodwill impairment charges of $6.5 million and $3.5 million, respectively, and a purchased intangible asset impairment charge of $22.8 million during the first quarter of 2012.

Based upon fair value tests performed with the assistance of a third party independent appraisal, the Company recorded a preliminary pre-tax goodwill impairment charge of approximately $13.2 million and a preliminary purchased intangible asset charge of approximately $7.3 million during the third quarter of 2012. As of November 9, 2012, the Company had not finalized its review of these impairments analyses due to the limited time period from the first indication of the potential impairments to the date of this filing and the complexities involved in estimating the fair value of certain assets and liabilities. Any adjustments to those estimated charges resulting from the completion of the measurement of the impairment losses will be recognized in the fourth quarter of 2012.

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

Our financial instruments consist principally of cash and cash equivalents, and short-term and long-term marketable debt securities. The Company’s cash and cash equivalents consist of its investment in money market securities and treasury bills. The Company’s marketable debt securities consist primarily of government agency securities, municipal bonds, time deposits and investment-grade corporate bonds.

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

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of September 30, 2012 (in thousands):

Description	September 30, 2012	Level 1	Level 2
Assets:
Cash equivalents
Money market funds	$5,146	$5,146	$—
US Treasury securities	1,438	—	1,438

Total cash equivalents	6,584	5,146	1,438

Short-term marketable securities:
Available-for-sale:
Government agency securities	3,681	—	3,681
Municipal bonds	14,689	—	14,689
Certificates of deposit	4,081	—	4,081
Corporate debentures / bonds	17,507	—	17,507

Total short-term marketable securities	39,958	—	39,958

Long-term marketable securities:
Available-for-sale:
Government agency securities	3,001	—	3,001
Municipal bonds	805	—	805
Certificates of deposit	2,368	—	2,368

Total long-term marketable securities	6,174	—	6,174

Total financial assets	$52,716	$5,146	$47,570

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

6. Share-Based Compensation

The Company included the following amounts for share-based compensation awards in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of net revenues	$167	$149	$543	$383
Research and development	645	529	2,033	1,337
Sales and marketing	334	327	1,067	890
General and administrative	606	566	1,766	1,447

Totals	$1,752	$1,571	$5,409	$4,057

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

The Company operates in the wireless broadband technology industry and senior management makes decisions about allocating resources based on the following reportable segments:

•	Mobile Computing Products segment — includes our MiFi products, USB and PC-card modems and Embedded Modules that enable data transmission and services via cellular wireless networks.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues by reportable segment:
Mobile Computing Products	$65,189	$102,691	$248,620	$258,268
M2M Products and Solutions	5,828	10,572	24,993	34,800

Total	$71,017	$113,263	$273,613	$293,068

Operating income (loss):
Mobile Computing Products	$(7,513)	$1,311	$(11,701)	$(14,359)
M2M Products and Solutions	(24,340)	(7,359)	(62,424)	(16,860)

Total	$(31,853)	$(6,048)	$(74,125)	$(31,219)

			September 30, 2012	December 31, 2011
Identifiable assets by reportable segment:
Mobile Computing Products			$148,855	$181,180
M2M Products and Solutions			16,747	67,999

Total			$165,602	$249,179

The Company has operations in the United States, Canada, Europe, Latin America and Asia. The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe, Latin America and Asia (in thousands):

	September 30, 2012	December 31, 2011
United States	$160,345	$243,030
Canada	3,922	4,764
Europe, Latin America and Asia	1,335	1,385

	$165,602	$249,179

The following table details the concentration of the Company’s net revenues by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
United States and Canada	94.0%	95.2%	92.7%	95.5%
Latin America	—	—	2.2	—
Europe, Middle East and Africa	5.7	4.5	4.7	4.3
Asia and Australia	0.3	0.3	0.4	0.2

	100.0%	100.0%	100.0%	100.0%

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of cellular wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues are derived from a small number of customers. For the three months ended September 30, 2012, sales to our two largest customers accounted for 57% and 10% of net revenues. In the same period in 2011, sales to our two largest customers accounted for 49% and 11% of net revenues. For the nine months ended September 30, 2012, sales to our two largest customers accounted for 58% and 10% of net revenues. In the same period in 2011, sales to our three largest customers accounted for 45%, 13%, and 10% of net revenues. The Company outsources its manufacturing to several third-party contract manufacturers. If one or more of these manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company’s revenues and results of operations.

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

The following table sets forth the computation of diluted weighted-average common and potential common shares outstanding for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic weighted-average common shares outstanding	33,074	32,057	32,683	32,005
Effect of dilutive securities:
Options	—	33	—	—
Employee Stock Purchase Plan	—	258	—	—
Restricted Stock Units	—	22	—	—

Diluted weighted-average common and potential common shares outstanding	33,074	32,370	32,683	32,005

During the three and nine months ended September 30, 2012, weighted-average options, RSUs, and ESPP shares to acquire a total of 6,068,910 and 6,164,954 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

During the three and nine months ended September 30, 2011, weighted-average options, RSUs and ESPP shares to acquire a total of 5,718,527 and 4,657,850 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

Credit Facility

The Company has a credit facility with a bank to allow margin borrowings based on the Company’s investments in cash equivalents and marketable securities held with the bank. This facility is collateralized by the Company’s cash equivalents and marketable securities held with the bank. Borrowings under the facility incur an interest rate at the bank’s base rate plus 1%. This margin account facility provides the Company with the flexibility to access cash for short periods of time and avoids the need to sell marketable securities for these short-term requirements. At September 30, 2012, the Company had approximately $25.2 million in cash equivalents and marketable securities held at this bank, and the Company’s borrowing limit at September 30, 2012 under the credit facility was $14.1 million. Any monies borrowed and interest incurred are payable on demand, and there is no express expiration date to the credit facility. During the three months ended September 30, 2012, the Company borrowed $5.0 million and repaid the entire amount during the same period. During November 2012, the Company borrowed $9.0 million against the facility, which remained outstanding as of the date of this report.

10. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(31,933)	$4,498	$(74,354)	$(21,488)
Unrealized gain (loss) on cash equivalents and marketable securities, net of tax	27	(60)	44	(54)

Comprehensive income (loss)	$(31,906)	$4,438	$(74,310)	$(21,542)

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

After a review of the four sources of taxable income as of September 30, 2012 (as described above), the Company recognized increases in the valuation allowance primarily related to its U.S.-based deferred tax amounts, resulting from carryforward net operating losses, and Canadian-based deferred tax amounts, resulting from research and development tax credits, generated during the three and nine months ended September 30, 2012. These deferred tax benefits, combined with a corresponding charge to income tax expense related to the increased valuation allowance of $9.9 million and $24.3 million for the three and nine months ended September 30, 2012, respectively, resulted in an insignificant effective income tax rate for those respective periods. The Company’s valuation allowance was $61.0 million on net deferred tax assets of $61.9 million at September 30, 2012. The net unreserved portion of the Company’s remaining deferred tax assets at September 30, 2012 primarily related to research and development tax credits associated with the Company’s Canadian subsidiary.

For the three and nine months ended September 30, 2012, the Company recorded an income tax expense, including discrete items, of $107,000 and $276,000, respectively. These amounts vary from the income tax benefit that would be computed at the U.S. statutory rate resulting from its operating losses during those same periods primarily due to the aforementioned offsetting increase in the Company’s deferred tax assets valuation allowance.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is “more-likely-than-not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of September 30, 2012 and December 31, 2011, the total liability for unrecognized tax benefits was $420,000 and $413,000, respectively, and is included in other long-term liabilities. For the three and nine months ended September 30, 2012, the Company included $2,000 and $7,000 respectively, of interest expense related to uncertain tax positions in its condensed consolidated statements of operations and comprehensive income (loss).

During the third quarter of 2012, the Company recorded preliminary estimated impairment changes of $7.3 million against intangible assets and $13.2 million against goodwill on a pre-tax basis against the M2M operating unit. The Company will finalize its estimate of the impairment charge during the fourth quarter of 2012, including the related impact to income taxes.

In the fourth quarter of 2012, the Company expects to release $50,000 of its liability for unrecognized tax benefits due to the expiration of the statute of limitations applicable to the 2007 taxable year.

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

Our mobile-hotspot and modem customer base is comprised of wireless operators, including AT&T, Sprint Nextel, and Verizon Wireless; laptop PC and other original equipment manufacturers, or OEMs, including Dell and Hewlett-Packard; as well as distributors and various companies in other vertical markets. Our M2M customer base is comprised of transportation companies, industrial companies, manufacturers of medical devices and geographical-location devices and providers of security systems. We have strategic relationships with several of these customers for technology development and marketing.

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

The hardware used in our solutions is produced by contract manufacturers. Their services include component procurement, assembly, testing, quality control, and fulfillment. We have agreements with Inventec Appliances Corporation, or IAC; Hon Hai Precision Industry Co., LTD; and Benchmark Electronics for the outsourced manufacturing of our products. In addition, we have an agreement with Mobiltron for certain distribution, fulfillment and repair services related to our business in Europe, the Middle East and Africa, or EMEA.

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

We anticipate introducing additional products during the next 12 months, including 4G broadband-access products, M2M solutions and software applications and platforms. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like, Dell, QUALCOMM, Sprint Nextel, Verizon Wireless, AT&T and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

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

Goodwill. Our goodwill resulted from the acquisition of Enfora (M2M Products and Solutions) in the fourth quarter of 2010. In accordance with the FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other (“ASC Topic 350”), we will review goodwill for impairment at least annually at the beginning of the fourth quarter of each year, and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit below its carrying value.

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

The significant accounting policies used in preparation of these consolidated financial statements for the three and nine months ended September 30, 2012 are consistent with those discussed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 in all material respects and in Note I to the consolidated financial statements included in this report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2012 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net revenues. Net revenues for the three months ended September 30, 2012 were $71.0 million, a decrease of $42.2 million or 37.3% compared to the same period in 2011.

The following table summarizes net revenues by reportable segment and net revenues by product categories during the three months ended September 30, 2012 and September 30, 2011 (in thousands):

	Three Months Ended September 30,
	2012	2011
Net revenues by reportable segment:
Mobile Computing Products	$65,189	$102,691
M2M Products and Solutions	5,828	10,572

Total	$71,017	$113,263

Net revenues by product categories:
Mobile Broadband Devices	$58,275	$93,250
Embedded Solutions	7,666	13,769
Asset Management Solutions & Services	5,076	6,244

Total	$71,017	$113,263

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the three months ended September 30, 2012 were $65.2 million, a decrease of $37.5 million or 36.5% compared to the same period in 2011. The decrease is primarily attributable to lower sales of Mobile Broadband devices caused by increased market competition at our largest customer.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the three months ended September 30, 2012 were $5.8 million, compared with $10.6 million for the same period last year. The decrease is primarily due to the reduced sales volume and pricing of our 2G GPRS M2M modules in the North American market as it transitions away from 2G GSM networks. We are currently developing CDMA and 3G GSM modules and integrated solutions to address this market. These products are expected to launch in the fourth quarter of 2012 and the first half of 2013.

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

Cost of net revenues. Cost of net revenues for the three months ended September 30, 2012 was $56.4 million, or 79.4% of net revenues, as compared to $86.6 million, or 76.4% of net revenues, for the same period in 2011. During the third quarter of 2012, the cost of net revenues as a percentage of net revenues increased due to higher inventory obsolescence charges and lower average pricing on 4G MiFi products sold, partially offset by lower quarter over quarter purchased intangible amortization expense decreasing to $289,000 during the quarter ended September 30, 2012 as compared to $705,000 in the comparable quarter of 2011. The cost of net revenues as a percentage of revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may continue to negatively impact the average sales prices and volume sales of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the three months ended September 30, 2012 was $14.6 million, or a gross margin of 20.6% of net revenues, compared to $26.7 million, or a gross margin of 23.6% of net revenues for the same period in 2011. The gross margin decrease was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. We expect that our gross margin percentage will continue to fluctuate from quarter to quarter depending on revenue levels, product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the three months ended September 30, 2012 were $14.7 million, or 20.7% of net revenues, compared to $15.1 million, or 13.4% of net revenues, for the same period in 2011. Research and development expenses for the three months ended September 30, 2012 were lower as compared to the same period in 2011, due to reduced labor cost attributed to headcount reductions and lower software amortization costs.

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

Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2012 were $6.3 million, or 8.8% of net revenues, compared to $7.2 million, or 6.4% of net revenues, for the same period in 2011. The $900,000 decrease for the three months ended September 30, 2012 compared to the same period in 2011 was primarily due to reductions in outside consulting expenses, and a decrease in salaries and related expenditures.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2012 were $4.8 million, or 6.8% of net revenues, compared to $6.2 million, or 5.5% of net revenues, for the same period in 2011. General and administrative expenses for the three months ended September 30, 2012 were lower as compared to the same period in 2011 primarily due to reduced outside consulting and legal expenses, and a decrease in salaries and related expenditures. While we are closely monitoring and working to control general and administrative costs, we expect these costs to be negatively impacted by legal fees to defend the claims described in Note 9 to our consolidated financial statements included in this report. During the third quarter periods in 2012 and 2011, the Company incurred $941,000 and $1.3 million in legal expenses, respectively.

Goodwill and intangible assets impairments. During the third quarter of 2012, based on actual operating results, and reductions in management’s estimates of forecasted operating results of the M2M Products and Solutions reporting unit principally due to an updated view of competitive pressures impacting average selling prices and forecased sales volumes, customer product and technology selections, and the loss of certain customers, the Company determined there were sufficient indicators of impairment present to require an interim impairment analysis. Based on the fair value tests performed, during the third quarter of 2012 the Company recorded a preliminary pre-tax goodwill impairment charge of $13.2 million and a preliminary purchased intangible asset charge of $7.3 million. Based on the fair value tests performed, during the third quarter of 2011 the Company recorded a pre-tax goodwill impairment charge of $3.5 million. See Note 4 in the condensed consolidated financial statements included in this report.

Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended September 30, 2012 was $227,000, compared to $644,000 for the same period 2011. The decrease in amortization expense for the three months ended September 30, 2012 was caused by the lower net asset value of the intangible assets resulting from an impairment charge in the first quarter of 2012.

Interest income, net. Interest income, net, for the three months ended September 30, 2012 was $72,000 as compared to $60,000 for the same period in 2011. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.46% and 0.37% in the third quarter of 2012 and 2011, respectively.

Other expense, net. Other expense, net, for the three months ended September 30, 2012 was $45,000 as compared to $679,000 for the same period in 2011. This other expense in 2011 was related to foreign currency losses on South Korean won denominated trade payables, foreign exchange currency losses on foreign denominated bank accounts and trade receivables, and other-than-temporary loss recognized on our marketable equity securities.

Income tax expense (benefit). Income tax expense for the three months ended September 30, 2012 was $107,000, as compared to $11.2 million benefit for the same period in 2011. The income tax benefit in 2011 related to the release of $11.8 million of the Company’s liability related to uncertain tax positions due to the expiration of the applicable statutes of limitations for certain tax years.

The effective tax rate for the three months ended September 30, 2012 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated in the third quarter of 2012.

Net loss. For the three months ended September 30, 2012, we reported a net loss of $31.9 million, as compared to net income of $4.5 million for the same period in 2011. Net income was negatively impacted due to the impairment charges recognized in the third quarter of 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net revenues. Net revenues for the nine months ended September 30, 2012 were $273.6 million, a decrease of $19.5 million or 6.6% compared to the same period in 2011.

The following table summarizes net revenues by reportable segment and net revenues by product categories during the nine months ended September 30, 2012 and September 30, 2011 (in thousands):

	Nine Months EndedSeptember 30,
	2012	2011
Net revenues by reportable segment:
Mobile Computing Products	$248,620	$258,268
M2M Products and Solutions	24,993	34,800

Total	$273,613	$293,068

Net revenues by product categories:
Mobile Broadband Devices	$231,033	$242,797
Embedded Solutions	22,618	32,073
Asset Management Solutions & Services	19,962	18,198

Total	$273,613	$293,068

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the nine months ended September 30, 2012 were $248.6 million, a decrease of $9.6 million or 3.7% compared to the same period in 2011. The decrease is primarily attributable to lower sales of Mobile Broadband devices caused by increased market competition at our largest customer.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the nine months ended September 30, 2012 were $25.0 million, compared with $34.8 million net revenues from the same period last year. The decrease is primarily due to the reduced sales volume and pricing of our 2G GPRS M2M modules in the North American market as it transitions away from 2G GSM networks. We are currently developing CDMA and 3G GSM modules and integrated solutions to address this market. These products are expected to launch in the fourth quarter of 2012 and the first half of 2013.

Cost of net revenues. Cost of net revenues for the nine months ended September 30, 2012 was $214.7 million, or 78.5% of net revenues, as compared to $234.2 million, or 79.9% of net revenues, for the same period in 2011. The improvement in cost of net revenues as a percentage of net revenues in 2012 resulted from higher sales of 4G products in our Mobile Computing Products segment during the first nine months of 2012. The cost of net revenues as a percentage of revenues also benefitted from lower amortization costs associated with purchased intangible assets. Cost of net revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Gross profit. Gross profit for the nine months ended September 30, 2012 was $58.9 million, or a gross margin of 21.5% of net revenues, compared to $58.9 million, or a gross margin of 20.1% of net revenues, for the same period in 2011. The gross margin percentage increase was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. We expect that our gross margin will continue to fluctuate from quarter to quarter depending on revenue levels, product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2012 were $45.0 million, or 16.4% of net revenues, compared to $45.5 million, or 15.5% of net revenues, for the same period in 2011. Research and development expenses for the nine months ended September 30, 2012 were lower as compared to the same period in 2011, due to reduced labor cost attributed to headcount reductions and lower software amortization costs.

Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2012 were $21.3 million, or 7.8% of net revenues, compared to $22.8 million, or 7.8% of net revenues, for the same period in 2011. The decrease for the nine months ended September 30, 2012 compared to the same period in 2011 was due primarily to lower labor cost and decreased cooperative advertising and joint marketing expenses.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2012 were $16.1 million, or 5.9% of net revenues, compared to $16.6 million, or 5.6% of net revenues, for the same period in 2011. General and administrative expenses for the nine months ended September 30, 2012 decreased as compared to the same period in 2011, as there was a focus to contain operational costs. While we are closely monitoring and working to control general and administrative costs, we expect these costs to be negatively impacted by legal fees to defend the claims described in Note 9 to our condensed consolidated financial statements included in this report. During the nine months ended September 30, 2012 and 2011, the Company incurred $3.7 and $3.8 million in legal expenses, respectively.

        Goodwill and intangible assets impairments. During the first and third quarters of 2012, based on actual operating results, and reductions in management’s estimates of forecasted operating results of the M2M Products and Solutions reporting unit principally due to an updated view of competitive pressures impacting average selling prices and forecasted sales volumes, customer product and technology selections, and the loss of certain customers, the Company determined there were sufficient indicators of impairment present to require an interim impairment analysis. Based on the fair value tests performed, during the first quarter of 2012 the Company recorded a pre-tax goodwill impairment charge of $6.5 million and a purchased intangible asset charge of $22.8 million. Based on the fair value tests performed, during the third quarter of 2012 the Company recorded a preliminary pre-tax goodwill impairment charge of $13.2 million and a preliminary purchased intangible asset charge of $7.3 million. Based on the fair value tests performed, during the third quarter of 2011 the Company recorded a pre-tax goodwill impairment charge of $3.5 million. See Note 4 in the condensed consolidated financial statements included in this report.

Amortization of purchased intangible assets. Amortization of purchased intangible assets for the nine months ended September 30, 2012 was $891,000, as compared to $1.7 million for the same period in 2011. The decrease in amortization expense for the nine months ended September 30, 2012 was due to reduced amortization of purchased intangible assets from Enfora caused by the impairment charge recognized in the first quarter of 2012.

Interest income, net. Interest income, net, for the nine months ended September 30, 2012 was $238,000 as compared to $303,000 for the same period in 2011. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.42% and 0.51% in the first nine months of 2012 and 2011, respectively.

Other expense, net. Other expense, net, for the nine months ended September 30, 2012 was $191,000 as compared to $1.2 million for the same period in 2011. The other expense in 2011 related to foreign currency losses on South Korean won denominated trade payables, and an other-than-temporary loss realized on marketable equity securities.

Income tax expense (benefit). Income tax expense for the nine months ended September 30, 2012 was $276,000, as compared to income tax benefit of $10.6 million for the same period in 2011. The income tax benefit in 2011 related to the release of $11.8 million of the Company’s liability related to uncertain tax positions due to the expiration of the applicable statutes of limitations for certain tax years.

The effective tax rate for the nine months ended September 30, 2012 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional U.S.-based deferred tax assets generated in the first nine months of 2012, and expenses attributable to foreign operations.

Net loss. For the nine months ended September 30, 2012, we reported a net loss of $74.4 million, as compared to a net loss of $21.5 million for the same period in 2011. Net income was significantly impacted due to the impairment charges recognized in the first quarter of 2012 and the third quarter of 2012.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations.

To address short term liquidity requirements resulting from working capital changes the Company entered into a margin credit facility with a bank in 2011. The use of this margin credit facility allows the Company to meet short-term cash requirements and avoid selling cash equivalents and marketable securities. Borrowings under this facility are collateralized by Company cash equivalents and marketable securities on deposit at the bank. During the three months ended September 30, 2012, we borrowed approximately $5.0 million and subsequently repaid all amounts in the same period. During November 2012, the Company borrowed $9.0 million against the facility, which remained outstanding as of the date of this report.

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

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Working capital(1)	$75,747	$81,113

Cash and cash equivalents (2)	$16,341	$47,069
Short-term marketable securities (2)	39,958	28,267
Long-term marketable securities	6,174	13,495

Total cash and cash equivalents and marketable securities	$62,473	$88,831

(1)	Working capital is defined as the excess of current assets over current liabilities.
(2)	Included in working capital.

Our working capital decreased $5.4 million from December 31, 2011 to September 30, 2012. The decrease was primarily due to the operating loss in the nine months ended September 30, 2012, net of non-cash related expenses.

As of September 30, 2012, cash and cash equivalents and marketable securities decreased by $26.4 million from December 31, 2011. The principal component of this net decrease was the cash used by our operating activities of $22.8 million, and cash used to pay for acquisition of property, plant and equipment of $4.0 million.

Historical Cash Flows

The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(22,836)	$(26,702)
Net cash provided by (used in) investing activities	(8,386)	32,026
Net cash provided by (used in) financing activities	537	(698)
Effect of exchange rates on cash and cash equivalents	(43)	(74)

Net increase (decrease) in cash and cash equivalents	(30,728)	4,552
Cash and cash equivalents, beginning of period	47,069	17,375

Cash and cash equivalents, end of period	$16,341	$21,927

Operating activities. Net cash used in operating activities was $22.8 million for the nine months ended September 30, 2012 as compared to net cash used by operating activities of $26.7 million for the same period in 2011. Net cash used for the nine months ended September 30, 2012 was attributable to net losses in the period and a net decrease in cash caused by changes in working capital accounts, offset by non-cash charges for impairments of goodwill and intangibles, depreciation and amortization, and share based compensation expense. The net decrease in cash caused by changes in net working capital accounts primarily included increases in accounts receivable and prepaid expenses and other assets, as well as a decrease in accounts payable. For the nine months ended September 30, 2011, net cash used by operating activities was primarily related to net losses for the period, along with decreases in cash caused by a reduction in accounts payable and an increase in inventory. These were partially offset by an increase in cash caused by a decrease in accounts receivable.

Investing activities. Net cash used in investing activities during the nine months ended September 30, 2012 was $8.4 million compared to $32.0 million provided during the same period in 2011. Cash used in investing activities during the nine months ended September 30, 2012 was related to net purchases of marketable securities of $4.4 million, and purchases of property, plant, and equipment for approximately $4.0 million. Cash provided by investing activities during the same period in 2011 was primarily related to net sales of marketable securities of $37.2 million, net of purchases of property, plant, and equipment for approximately $4.9 million.

Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2012 was $537,000, compared to cash used of $698,000 during the same period in 2011. Net cash provided by financing activities in 2012 was primarily related to cash received for ESPP purchases. Net cash used in financing activities in 2011 was primarily related to payroll taxes paid on behalf of employees for restricted stock units which vested during the period.

Other Liquidity Needs

We expect to incur ongoing professional fees and expenses to defend litigation filed against us or related to our products, which litigation is discussed in Note 9 to our condensed consolidated financial statements included in this report. These costs cannot be estimated at this time.

During the next twelve months, we currently plan to incur approximately $5.1 million for discretionary capital expenditures, including the acquisition of additional software licenses.

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

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the Novatel Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2012	Novatel Wireless, Inc.

	By:	/S/ PETER LEPARULO
Peter Leparulo
Chairman and Chief Executive Officer

	By:	/S/ KENNETH LEDDON
Kenneth Leddon
Senior Vice President and Chief Financial Officer