Form 10-K
period 2012-12-31
NOVATEL WIRELESS INC
filed 2013-03-04
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2012

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on June 30, 2012, as reported by The Nasdaq Global Select Market, was approximately $80,047,404. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. The Registrant does not have any non-voting stock issued or outstanding.

The number of shares of the Registrant’s common stock outstanding as of February 27, 2013 was 33,705,412.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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

Trademarks

“Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MiFi OS”, “MiFi Home”, “MobiLink”, “Ovation,” “Expedite” and “MiFi.Freedom. My Way” are trademarks of Novatel Wireless, Inc. “Enfora”, the Enfora logo, “Spider”, “Enabling Information Anywhere”, “Enabler”, “eWide” and “N4A” are trademarks of Enfora, Inc. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I

Item 1.	Business

Overview

We are a provider of intelligent wireless solutions for the worldwide mobile communications market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded modules for machine-to-machine (M2M) and mobile computing OEMs, integrated asset-management M2M devices, and communications and applications software.

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

Our mobile-hotspot and modem customer base is comprised of wireless operators, including AT&T, Sprint, and Verizon Wireless; laptop PC and other original equipment manufacturers, or OEMs, including Dell and Hewlett-Packard; as well as distributors and various companies in other vertical markets. Our M2M customer base is comprised of transportation companies, industrial companies, manufacturers of medical devices and geographical-location devices, providers of security systems, application service providers and distributors. We have strategic relationships with several of these customers for technology development and marketing.

For the years ended December 31, 2012, 2011, and 2010, net revenues recognized from sales of our products were $344.3 million, $402.9 million, and $338.9 million, respectively.

We were incorporated in 1996 under the laws of the State of Delaware.

Our Strategy

Our objective is to be a leading provider of intelligent wireless solutions. The key elements of our strategy are to:

•

Broaden Our Product Offerings. We intend to diversify and continue to broaden our product lines in the following areas: intelligent mobile hotspots, embedded modules supporting The Internet of Things, integrated M2M devices for asset tracking, telemetry, and mobile tracking and customized service-delivery platforms to manage and enable M2M applications.

•

Expand Our Wireless Product Offerings Worldwide. We intend to continue expanding our portfolio of wireless products with leading wireless operators and enterprises worldwide. Our products operate on the major wireless technology platforms, including Second Generation (2G) networks: GSM, CDMA, GPRS; Third Generation (3G) networks: CDMA2000 1xEV-DO, HSDPA and HSUPA; and Fourth Generation (4G) networks: LTE, dual carrier HSPA+, and WiMAX.

•

Lead the Intelligent Mobile Hotspot Product Category. We invented and developed the MiFi® Intelligent Mobile Hotspot, a new category in wireless mobile data devices. In May 2009, the first nationwide commercial deployment of MiFi hotspots was launched by Verizon Wireless. Since that time, approximately 20 additional operators around the world have commercially launched MiFi for both 3G and 4G technologies. In September 2012 we introduced the next-generation MiFi® Intelligent Mobile Hotspot – the MiFi 2. The MiFi 2 was the first mobile hotspot with a touch-screen display and the most feature rich mobile hotspot in the market. We have multiple versions of MiFi mobile hotspots currently in development and we plan to continue to be a leader and innovator of the MiFi family of products.

•

Capitalize on Our Direct Relationships with Wireless Operators. We intend to continue to capitalize on our direct and long-standing relationships with wireless operators in order to increase our worldwide market position. In the United States and internationally, we are working closely with wireless operators to provide the best mobile computing solutions and relevant M2M solutions to consumers and enterprise customers.

•

Leverage Strategic Relationships. We believe that strategic relationships with wireless carriers and enterprises that utilize mobile computing and M2M technology are critical to our ability to leverage sales opportunities and ensure that our technology investments address customer needs. Through strategic relationships, we believe that we can increase market penetration and differentiate our products by leveraging resources and knowledge including sales, marketing, and distribution systems. We are also addressing new market opportunities through innovation with our strategic partners.

•

Continue to Target Key Vertical Market Opportunities and Penetrate New Markets. We believe that continuing developments in wireless technologies will create additional vertical market opportunities and more applications for our products. Currently, we market our wireless access and M2M solutions to key vertical industry segments by offering innovative solutions that are intended to increase productivity, reduce costs and create operational efficiencies.

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

Our Segments

We operate in the wireless communications industry in the following reportable segments:

•	Mobile Computing Products—includes our MiFi Intelligent Mobile Hotspot devices, USB and PC-card modems and embedded modules that enable data transmission and services via cellular wireless networks.

•

M2M Products and Solutions—includes our M2M embedded modules, integrated M2M communications devices and our service delivery platform – the N4A™ Communication and Management Software (CMS) that provides easy device management and service enablement.

For additional information on our segments, see Note 12 to our consolidated financial statements.

Mobile Computing Products

We have a growing portfolio of leading-edge technology solutions that enable data transmission and services via cellular wireless networks. In 2012, we launched new products in our line of MiFi mobile hotspots, modems, and embedded modules for both CDMA and GSM networks.

Below are major Mobile Computing product lines:

MiFi® Intelligent Mobile Hotspot is our flagship product. Introduced in 2009, it has quickly become a leading brand in mobile communications. MiFi hotspots are gaining acceptance as a standard connectivity option for Wi-Fi-enabled devices such as the iPad, Kindle, tablets, PCs, MP3 players, and gaming devices. MiFi hotspots function by connecting to a cellular-wireless network and creating a secure Wi-Fi signal that can connect to as many as 10 devices simultaneously. MiFi hotspots accounted for 72%, 63%, and 49% of revenue in 2012, 2011, and 2010, respectively.

Our strategy for the MiFi platform is to continue to innovate with a focus on ease of use and value adding features that take the device beyond just basic connectivity. With our introduction of MiFi 2 in September 2012, Novatel Wireless not only introduced the world’s first mobile hotspot with a touch-screen, we also created a new set of features and services which redefines how users interact with and use their mobile hotspots. For example, with one touch, a user can get an account summary of their data plan, including their current data usage and international roaming usage. MiFi 2 also has a new DLNA-certified Media Center which allows users to enjoy and share their movies, music, presentations and photos stored on microSD cards on connected devices. A user can simply upload photos from their camera to MiFi 2 using a microSD card and start showing them on any DLNA-enabled television or compatible devices. For business users, MiFi 2 has a simple process to upload and download stored files from any connected device. MiFi 2 also allows a user to manage connected devices to the user’s needs and desires, allowing connection and blocking of remote devices. In November 2012, MiFi® Liberate was introduced by AT&T – marking the commercial launch of the first MiFi 2 next generation device from Novatel Wireless.

Modems continue to be used to access wireless broadband networks. We originally introduced USB and PC-Card modems in North America, and continue to provide the most advanced wireless access in the industry. USB and PC-Card Modems accounted for 11%, 20%, and 46% of revenue in 2012, 2011, and 2010 respectively.

Embedded Modules are utilized in a wide range of computing devices, such as laptop PCs, netbooks, tablets, and various other electronic products to provide wireless broadband access. Embedded modules accounted for 5%, 4%, and 3% of revenue in 2012, 2011, and 2010, respectively.

In 2011, we expected embedded modules to be a source of revenue growth in 2012. While we have repeatedly demonstrated our ability to win key customers in this area, the market for this business has changed significantly, and the associated R&D expenditures are significant as well. Because the volumes have not materialized to match the projections of our customers, this product line incurred significant losses during 2012. Given the challenging economics, we are significantly changing our approach to this business. While we plan to continue to support our legacy embedded modules products, we are now only taking on new projects where our inventory and R&D investments will be adequately supported by our customers.

M2M Products and Solutions

During 2012, we have expanded our M2M portfolio significantly adding additional technologies and features to our line of embedded modules and integrated devices to improve performance, and strengthen the competitive advantages of our solutions. M2M products and solutions accounted for 9%, 11%, and 2% of revenue in 2012, 2011, and 2010, respectively. M2M product lines consist of the following:

MT, SA & AT Integrated Solutions bring together essential elements for monitoring and managing mobile and fixed assets, vehicle tracking and telemetric functions, along with workforce tracking and management. We add value by developing solutions to meet the needs of specific customers with a particular emphasis on select vertical markets including: transportation & logistics, usage-based-insurance, security & asset tracking, industrial automation & smart grid, and remote patient monitoring. These solutions can be scaled from a small fleet customer to company-wide enterprise deployments. Our M2M solutions can be coupled with Novatel Wireless’ robust N4A Communications and Management Software platform and be monitored, managed and reconfigured remotely from almost anywhere in the world. By combining the N4A CMS platform with the intelligence of the integrated M2M devices, customers will gain a solution that offers ease-of-deployment, superior, reliable performance in small and flexible packages.

Enabler® III & HS Embedded Solutions are integrated into various products or equipment so that those assets may communicate with other computers. These “machine-to-machine” applications enable back-end IT systems to receive data from remote assets. A common example is vehicle modules that transmit data about location, engine conditions, and abnormal situations to critical decision support or monitoring systems. During

2012, we announced new modules development covering CDMA2000 1X and HSDPA. The two new modules, Enabler HS 3001 (1X) and HS 3002 (HSDPA), build on the legacy proven design of the Enfora Enabler series. Novatel Wireless’ CDMA2000 1X and GSM/GPRS/EDGE/HSDPA low power platforms deliver small size and industry-leading performance, reliable connectivity, and device intelligence needed for today’s demanding M2M applications. These solutions are ideal for markets including but not limited to security, telemetry, POS, mHealth, AVL and AMI/AMR market segments looking for high reliability and a common design across multiple technologies.

N4A™ Software and Design Services include our N4A Communications & Management Software, or CMS, and design services that we provide to other companies, primarily for asset management solutions. Our N4A CMS 3.0 platform is a next-generation service delivery platform that eases the development, deployment, and operation of asset-management applications. N4A CMS provides a standardized, scalable way to connect and manage remote assets and improve business operations. The platform is flexible and supports both on-premise server or cloud-based deployments and is the basis for delivery of a wide range of M2M services.

Customers

Our customer base is comprised of wireless operators, distributors, OEMs, and various companies in vertical markets. Our tier-one wireless-operator customers include AT&T, Sprint, and Verizon Wireless. OEM customers include Dell and Hewlett-Packard. Our M2M customer base is a mix across various verticals including customers such as Alarm.com, Linear Technology, Honeywell, Fleetmatics/Sagequest, Numerex, and Nextraq.

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

•

OEMs. Our OEM customers integrate our products into devices that they manufacture and sell through their own direct sales forces and indirect distribution channels. Our products are capable of being integrated into a broad range of devices that utilize wireless-data capabilities. We seek to build strong relationships with our OEM partners by working closely with them and providing radio frequency, or RF, design consulting, performance optimization, software integration and customization and application engineering support during the integration of our products.

•

M2M customers. We believe the M2M market provides substantial opportunities for growth. Machine-to-machine and smart-systems technologies are being integrated into a growing number of manufactured devices and machines—whether fixed, movable or fully mobile. We have strong positions in many of the high-growth segments of the M2M market. These include transportation, insurance, industrial automation, energy, security, and healthcare. We expect to work with these customers to develop customized solutions that incorporate our software and other intellectual property, providing significant product differentiation.

Strategic Relationships

We continue to develop and maintain strategic relationships with wireless and computer industry leaders like QUALCOMM, Sprint, AT&T, Verizon Wireless, Texas Instruments and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources, knowledge and technology of our channel partners.

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

A significant portion of our revenue comes from a small number of customers. Our revenues from sales to Verizon Wireless represented approximately 58% of our total revenues for the year ended December 31, 2012.

A substantial majority of our revenue is derived from sales in the U.S. See Note 12 to our consolidated financial statements for a discussion of our revenue and asset concentrations by geographic location.

Product Research and Development

Our research and development efforts are focused on developing innovative new wireless products and improving the functionality, design and performance of our existing products. Our research and development expenses for the years ended December 31, 2012, 2011, and 2010 were $60.4 million, $61.4 million, and $48.9 million, respectively.

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

Our product development efforts leverage our core expertise in the following key technology areas:

•

Advanced Radio Frequency and Hardware Design. Advanced RF design is a key technology that determines the performance of wireless devices. We have specialized in 700/800/900/1800/1900/2100/2500 MHz and AWS designs for digital cellular, packet data, CDMA, HSPA, WiMAX, and LTE technologies. Our expertise in RF, baseband, and firmware technology contributes to the performance, cost advantages and small size of our products.

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

These contract manufacturers are located in China and Thailand, and are able to produce our products using modern state-of-the-art equipment and facilities and relatively low-cost labor.

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

Intellectual Property

Mobile Computing Products

Our wireless broadband access solutions rely on and benefit from our portfolio of intellectual property, including patents and trademarks. We currently own 47 United States patents, two of which are also registered in Canada. In addition, we currently have 55 patent applications pending. From time to time, we also seek to have our patents registered in selected foreign jurisdictions. The patents that we currently own expire at various times between 2013 and 2029.

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

We also hold a number of trademarks including Expedite, MiFi, MiFi OS, MiFi Intelligent Mobile Hotspot, MobiLink and Ovation.

M2M Products and Solutions

Our M2M products and solutions incorporate patents, licensed technology, and trade secrets gained from our deep experience providing customized solutions to our customers.

We currently own 8 United States patents related to M2M products and solutions. In addition, we currently have 17 patent applications pending. From time to time, we also seek to have our patents registered in selected foreign jurisdictions. The patents that we currently own expire at various times between 2020 and 2029.

We have licensed software and other intellectual property for use in our products from various third-parties, such as Ericsson, Siemens, NEC and Interdigital Communications Corporation. These licenses allow us to use the licensed intellectual property for the worldwide manufacture and sale of GSM-based wireless devices. We pay royalties in connection with such sales. The licenses do not have a specified term and may be terminated by either party for cause or upon the occurrence of other specified events.

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

Our products compete with a variety of devices, including other wireless modems and mobile hotspots, wireless handsets, wireless handheld computing devices and M2M wireless solutions. Our current competitors include:

•	wireless data modem and mobile hotspot providers, such as Huawei, ZTE, Sierra Wireless, PCD, LG Innotek and Samsung;

•	wireless handset manufacturers, such as HTC, Apple, Motorola, Nokia, and Samsung;

•	wireless M2M solution providers, such as Sierra Wireless, Telit Wireless Solutions, Gemalto, CalAmp and Huawei; and

•	wireless chipset providers, such as QUALCOMM, Intel, GCT Semiconductor and ST-Ericsson.

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

Employees

As of December 31, 2012, we had 459 employees. By segment, Mobile Computing Products had 378 employees, including corporate functions, and M2M Products and Solutions had 81 employees. By function, we had 261 employees in research and development, 84 in sales and marketing, 60 in operations, and 54 in general and administrative functions. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.

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

Our products compete with a variety of devices, including other wireless modems and mobile hotspots, wireless handsets, wireless handheld computing devices and M2M wireless solutions. Our current competitors include:

•	wireless data modem and mobile hotspot providers, such as Huawei, ZTE, Sierra Wireless, PCD, LG Innotek and Samsung;

•	wireless handset manufacturers, such as HTC, Apple, Motorola, Nokia, and Samsung;

•	wireless M2M solution providers, such as Sierra Wireless, Telit Wireless Solutions, Gemalto, CalAmp and Huawei; and

•	wireless chipset providers, such as QUALCOMM, Intel, GCT Semiconductor and ST-Ericsson.

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

We currently outsource our manufacturing to Inventec Appliances Corporation, Hon Hai Precision Industry Co., Ltd., and Benchmark Electronics. These contract manufacturers have operations in China and Thailand and, in 2011, severe flooding in Thailand caused damage to infrastructure and factories and affected our supply of products from our contract manufacturer located in Thailand, which constrained our revenue in 2011. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or rejected by them or our customers could consequently elect to cancel the underlying product purchase order. These disruptions would negatively impact our revenues, competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of our products may be harmed. None of our third-party manufacturers is obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order that we may submit to them and that has been accepted. Our third-party manufacturers could under some circumstances decline to accept new purchase orders from us or otherwise reduce their business with us. If a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost effective basis, which would adversely impact our operations. In addition, we generally do not enter into long-term contracts with our manufacturers. As a result, we are subject to price increases due to the availability and price volatility in the marketplace of the components and materials needed to manufacture our products. If a third-party manufacturer were to negatively change the product pricing and other terms under which it agrees to manufacture for us and we are unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase.

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

Our products contain a variety of components, some of which are procured from single suppliers. These components include both tooled parts and industry-standard parts, some of which are also used in cellular telephone handsets. From time to time, certain components used in our products have been in short supply worldwide or their anticipated commercial introduction has been delayed or their availability has been subsequently interrupted for reasons outside our control. For example, some of our product components are manufactured in Japan, which experienced a significant earthquake in 2011. Although our suppliers’ facilities were undamaged, some manufacturers experienced temporary suspension of production due to power outages. If there is a shortage or interruption in the availability to us of any such components, and we cannot timely obtain a commercially and technologically suitable substitute or make sufficient and timely design or other product modifications to permit the use of such a substitute component, we may not be able to timely deliver sufficient quantities of our products to satisfy our contractual obligations and particular revenue expectations. Moreover, even if we timely locate a substitute part (or locate the originally specified component from a parts broker) and its price materially exceeds the original cost of the component in our costed bill of materials, then our results of operations would be adversely affected.

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

A portion of our revenues are generated from sales agreements denominated in foreign currencies, and we expect to enter into additional such agreements as we expand our international customer base. Additionally, a significant portion of our research and development staff is located in Canada and paid in Canadian dollars. As a result, we are exposed to changes in foreign currency exchange rates. At times, we may attempt to manage this risk, in part, by minimizing the effects of volatility on cash flows by identifying forecasted transactions exposed to these risks and using foreign exchange forward contracts. Since there is a high correlation between the hedging instruments and the underlying exposures, the gains and losses on these underlying exposures are generally offset by reciprocal changes in the value of the hedging instruments. We may use derivative financial instruments as risk management tools and not for trading or speculative purposes. Nevertheless, there can be no assurance that we will not incur foreign currency losses or that foreign exchange forward contracts we may enter into to reduce the risk of such losses will be successful.

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

At December 31, 2012, we had $55.3 million in cash, cash equivalents and marketable securities. Substantially all of our marketable securities are invested in fixed income securities.

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

Our principal executive offices are located in San Diego, California where we lease approximately 96,000 square feet under an arrangement that expires in December 2016. In connection with our acquisition of Enfora, Inc., we lease approximately 42,000 square feet in Richardson, Texas under a lease arrangement that expires in December 2014. In Calgary, Canada, we lease approximately 24,000 square feet for certain aspects of our research and development organization under a lease that expires in September 2017. In Basingstoke, United Kingdom, we lease approximately 4,600 square feet for our European staff under a lease agreement that expires in November 2013. In Shanghai, China, we lease approximately 1,200 square meters for our Chinese staff under a lease agreement that expires in April 2015. We also lease space in various geographic locations abroad primarily for sales and support personnel or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.

Item 3.	Legal Proceedings

On September 15, 2008 and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al., Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). In May 2010, the district court re-captioned the case In re Novatel Wireless Securities Litigation. The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In May 2010, the court entered an order granting the plaintiffs’ motion for class certification and certified a class of purchasers of our common stock between February 27, 2007 and September 15, 2008. On February 14, 2011, following extensive discovery, we filed a motion for summary judgment on all of plaintiffs’ claims. A trial date had been set for May 10, 2011. On March 15, 2011, the case was reassigned to a new district judge, the Honorable Anthony J. Battaglia. Following the reassignment, the court vacated the trial date pending the court’s consideration of dispositive motions. Oral argument on the motion for summary judgment was heard by the court on June 17, 2011. On November 23, 2011, the court issued an order granting in part and denying in part the motion for summary judgment. On July 9, 2012, the court vacated the final pretrial conference date. On December 14, 2012, the court issued an order denying defendants’ motion to exclude the testimony of plaintiffs’ loss causation expert. The court set a pretrial conference for March 8, 2013 and a trial date of June 3, 2013. On February 7, 2013, the court reconsidered its December 14, 2012 order and granted defendants’ motion to exclude plaintiffs’ expert on loss causation. The court, however, gave plaintiffs the opportunity to provide a new report from the expert seeking to cure the deficiencies in the expert’s testimony. The court provided a schedule for the cure process and ordered plaintiffs to bear the burden of defendants’ expenses incurred in this process. The court also reset the pretrial conference for August 22, 2013 and a trial date of November 18, 2013. The Company intends to defend this litigation vigorously.

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

	High ($)	Low ($)
2012
First quarter	3.69	2.85
Second quarter	3.37	1.95
Third quarter	2.68	1.79
Fourth quarter	2.02	1.17

2011
First quarter	10.20	5.00
Second quarter	6.29	4.77
Third quarter	5.74	2.97
Fourth quarter	4.42	2.51

Number of Stockholders of Record

Our outstanding capital stock consists of a single class of common stock. As of February 25, 2013, there were approximately 47 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2007 and December 31, 2012 with the cumulative total return of (i) the Nasdaq Stock Market (U.S.) Index or the Nasdaq Composite Index, and (ii) the Nasdaq Telecommunications Index, or the Nasdaq Telecom Index, over the same period. This graph assumes the investment of $100.00 on December 31, 2007 in the common stock of the Company, the Nasdaq Composite Index and the Nasdaq Telecom Index and assumes the reinvestment of any dividends. The stockholder return shown on the graph below should not be considered indicative of future stockholder returns and the Company will not make or endorse any predictions as to future stockholder returns.

	Cumulative Total Return
	12/07	12/08	12/09	12/10	12/11	12/12
Novatel Wireless, Inc.	100.00	28.64	49.20	58.95	19.32	8.21
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Telecommunications	100.00	57.58	72.97	86.05	90.30	89.62

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The selected consolidated statements of operations data presented below for each of the years ended December 31, 2012, 2011, and 2010, and the consolidated balance sheet data at December 31, 2012 and 2011 are derived from our consolidated financial statements included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2009 and 2008 and consolidated balance sheet data at December 31, 2010, 2009, and 2008 are derived from the audited consolidated financial statements not included in this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$344,288	$402,862	$338,942	$337,422	$320,973
Cost of net revenues	271,845	318,270	272,648	249,764	252,231

Gross profit	72,443	84,592	66,294	87,658	68,742

Operating costs and expenses:
Research and development	60,422	61,392	48,906	44,892	34,740
Sales and marketing	27,501	29,830	20,978	19,857	18,195
General and administrative	22,668	21,600	21,233	20,159	21,550
Goodwill and intangible assets impairment	49,521	3,277	0	0	0
Amortization of purchased intangible assets	1,074	2,220	179	0	0

Total operating costs and expenses	161,186	118,319	91,296	84,908	74,485

Operating income (loss)	(88,743)	(33,727)	(25,002)	2,750	(5,743)
Interest and other income (expense), net	88	(668)	(555)	1,689	3,553

Income (loss) before income taxes	(88,655)	(34,395)	(25,557)	4,439	(2,190)
Income tax expense (benefit)	611	(9,503)	7,893	527	(947)

Net income (loss)	$(89,266)	$(24,892)	$(33,450)	$3,912	$(1,243)

Net income (loss) per common share:
Basic	$(2.72)	$(0.78)	$(1.06)	$0.13	$(0.04)

Diluted	$(2.72)	$(0.78)	$(1.06)	$0.13	$(0.04)

Weighted average shares outstanding:
Basic	32,852	32,043	31,494	30,648	31,159

Diluted	32,852	32,043	31,494	31,224	31,159

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$55,309	$88,831	$97,826	$176,044	$143,231
Working capital	67,199	81,113	87,174	149,468	173,153
Total assets	161,531	249,179	302,108	277,394	257,478
Stockholders’ equity	85,447	166,025	185,403	211,155	197,962
Long-term liabilities	2,552	4,080	12,886	15,543	15,663

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our mobile-hotspot and modem customer base is comprised of wireless operators, including AT&T, Sprint, and Verizon Wireless; laptop PC and other original equipment manufacturers, or OEMs, including Dell and Hewlett-Packard; as well as distributors and various companies in other vertical markets. Our M2M customer base is comprised of transportation companies, industrial companies, manufacturers of medical devices and geographical-location devices and providers of security systems. We have strategic relationships with several of these customers for technology development and marketing.

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

We anticipate introducing additional products during the next twelve months, including 4G broadband-access products, M2M solutions and software applications and platforms. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like QUALCOMM, Sprint, Verizon Wireless, AT&T, Texas Instruments, and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

As a result of the extremely competitive market for wireless devices, we have experienced significant downward pressure on the average selling prices of our products. This pressure has the potential to materially adversely affect our results of operations and financial condition in future periods and we cannot predict the magnitude or timing of future reductions in the average selling prices of our products.

Cost of Net Revenues. All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services are included in our cost of net revenues. Cost of net revenues also includes warranty costs, amortization of intangible assets, royalties, operations overhead, costs associated with the Company’s cancellation of purchase orders, costs related to outside services and costs related to inventory adjustments, including write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.

Operating Costs and Expenses. Many of our products target wireless operators and other customers in North America, Europe, and Asia. We will likely develop new products to serve these markets, resulting in increased research and development expenses. We have incurred these expenses in the past and expect to continue to incur these expenses in future periods prior to recognizing net revenues from sales of these products.

Our operating costs consist of four primary categories: research and development costs; sales and marketing; general and administrative costs; and amortization of purchased intangibles.

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

General and administrative expenses include primarily corporate functions such as accounting, human resources, professional legal fees, administrative support, and professional fees. This category also includes the expenses needed to operate as a publicly-traded company, including Sarbanes-Oxley compliance, SEC filings, stock-exchange fees, and investor-relations expense. Although general and administrative expenses have been relatively stable and are not directly related to revenue levels, certain expenses such as litigation settlements and provisions for bad debts may impact future general and administrative expenses.

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

Under the terms of the acquisition agreement, the Company paid cash consideration of $64.5 million and additional cash consideration of $13.0 million in exchange for an agreed upon amount of Enfora working capital. The Company also agreed to pay additional cash consideration, or contingent consideration, of up to $6.0 million based on the operating results of Enfora for the 15 month period from October 1, 2010 to December 31, 2011. At December 31, 2010, the estimated fair value of this contingent consideration at the acquisition date was $0.9 million, resulting in total estimated cash to be paid of $78.4 million. During the quarter ended March 31, 2011, the Company revised its estimate of contingent consideration to $0 and accordingly reflected this change as a benefit to general and administrative expenses for the quarter ended March 31, 2011. At December 31, 2011, the operating results necessary to receive payment of the contingent consideration were not achieved.

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

Results of Operations

The following table sets forth our consolidated statements of operations expressed as a percentage of net revenues for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(as a percent of net revenues)
Net revenues	100.0%	100.0%	100.0%
Cost of net revenues	79.0	79.0	80.4

Gross margin	21.0	21.0	19.6

Operating costs and expenses:
Research and development	17.5	15.2	14.4
Sales and marketing	8.0	7.4	6.2
General and administrative	6.6	5.4	6.3
Goodwill and intangible assets impairment	14.4	0.8	0.0
Amortization of purchased intangible assets	0.3	0.6	0.1

Total operating costs and expenses	46.8	29.4	27.0

Operating loss	(25.8)	(8.4)	(7.4)

Interest income (expense), net	0.1	0.1	(0.7)
Other income (expense), net	(0.1)	(0.3)	0.6

Loss before income taxes	(25.8)	(8.6)	(7.5)
Income tax expense (benefit)	0.2	(2.4)	2.3

Net loss	(25.9)%	(6.2)%	(9.8)%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net revenues. Net revenues were approximately $344.3 million during 2012, a decrease of approximately $58.6 million or 14.5% compared to 2011.

The following table summarizes net revenues by reportable segment and product categories during the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Net revenues by reportable segment:
Mobile Computing Products	$312,508	$358,106
M2M Products and Solutions	31,780	44,756

Total	$344,288	$402,862

	Year Ended December 31,
	2012	2011
Net revenues by product categories:
Mobile Broadband Devices	$287,572	$336,730
Embedded Solutions	29,960	39,793
Asset Management Solutions & Services	26,756	26,339

Total	$344,288	$402,862

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the year ended December 31, 2012 were $312.5 million, a decrease of $45.6 million or 12.7% compared to the same period in 2011. The decrease is primarily attributable to lower sales of Mobile Broadband devices caused by increased market competition at our largest customer.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the year ended December 31, 2012 were $31.8 million, a decrease of $13.0 million compared with $44.8 million in net revenues for the previous year. The decrease is primarily due to the reduced sales volume and pricing of our 2G GPRS M2M modules in the North American market as it transitions away from 2G GSM networks, and the loss of one of our larger customers for the M2M segment. We continue to develop CDMA and 3G GSM modules and integrated solutions to address this market. We launched a CDMA module in the fourth quarter of 2012 and expect to launch other products in 2013.

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

Net revenues from our Mobile Broadband Devices category for the year ended December 31, 2012 were $287.6 million, a decrease of $49.2 million or 14.6% compared to the same period in 2011. The decrease is primarily attributable to increased market competition at our largest customer.

The Embedded Solutions category accounted for $30.0 million, or 8.7% of total net revenues for the year ended December 31, 2012, a decrease of $9.8 million compared to the same period in 2011. This included $13.7 million in sales of M2M modules and $16.3 million of embedded modules for OEM computing devices.

Net revenues from Asset Management Solutions & Services were $26.8 million and accounted for approximately 7.8% of total net revenues for the year ended December 31, 2012, an increase of $ 417,000 compared to the same period in 2011. These sales were predominantly comprised of integrated product hardware sales. Sales of CMS software were not significant for the years ended December 31, 2012 and 2011.

Cost of net revenues. Cost of net revenues for the year ended December 31, 2012 was approximately $271.8 million, or 79.0% of net revenues, as compared to approximately $318.3 million, or 79.0% of net revenues in 2011. The cost of net revenues as a percentage of net revenues remained flat compared to the same period in 2011. The reduction of average sales prices of 4G products in our Mobile Computing Products segment compared to the same period in 2011 was offset by lower amortization costs associated with purchased intangible assets. Cost of net revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the year ended December 31, 2012 was approximately $72.4 million, or 21.0% of net revenues, as compared to approximately $84.6 million, or 21.0% of net revenues in 2011. The gross profit percentage remained flat as compared to the same period in 2011. We expect that our gross profit percentage will continue to fluctuate from quarter to quarter depending on product mix, competitive selling prices, our ability to reduce product costs and changes in unit volume.

Research and development expenses. Research and development expenses for the year ended December 31, 2012 were approximately $60.4 million, or 17.5% of net revenues, compared to approximately $61.4 million, or 15.2% of net revenues in 2011. Research and development expenses for the year ended December 31, 2012 were lower as compared to the same period in 2011 due to reduced labor cost attributed to headcount reductions, lower software amortization costs, and lower engineering build materials and outside testing services. This decrease was partially offset by an increase in share based compensation expenses primarily related to the termination of our 2000 Employee Stock Purchase Plan in the fourth quarter of 2012.

We believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to our core business strategy. As such, we expect to make further investments in research and development to remain competitive.

Research and development expenses as a percentage of net revenues are expected to fluctuate in future periods depending on the amount of revenue recognized, and potential variation in the costs associated with the development of our products, including the number and complexity of the products under development and the progress of the development activities with respect to those products. We may increase our investment in research and development to continue to provide innovative products and services.

Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2012 were approximately $27.5 million, or 8.0% of net revenues, compared to approximately $29.8 million or 7.4% of net revenues in 2011. The dollar decrease was due primarily to lower labor cost as a result of reductions in headcount and decreased cooperative advertising and joint marketing expenses compared to the same period in 2011.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2012 were approximately $22.7 million, or 6.6% of net revenues, compared to approximately $21.6 million, or 5.4% of net revenues in 2011. The increase was due primarily to legal expenses related to IP defense and litigation settlements, and an increase in bad debt reserve compared to the same period in 2011.

Goodwill and intangible assets impairments. During the first and third quarters of 2012, based on actual operating results, and reductions in management’s estimates of forecasted operating results of the M2M Products and Solutions reporting unit principally due to an updated view of competitive pressures impacting average selling prices and forecasted sales volumes, customer product and technology selections, and the loss of certain customers, the Company determined there were sufficient indicators of impairment present to require an interim impairment analysis. Based on the fair value tests performed during the first quarter of 2012, the Company recorded a pre-tax goodwill impairment charge of $6.5 million and a purchased intangible asset charge of $22.8 million. Based on the fair value tests performed during the third quarter of 2012, the Company recorded a preliminary pre-tax goodwill impairment charge of $13.2 million and a preliminary purchased intangible asset charge of $7.3 million. During the fourth quarter of 2012, the Company completed the third quarter impairment analysis and reduced the purchased intangible asset impairment by $300,000. During the third quarter of 2011, we performed an interim assessment of impairment for goodwill and recorded an impairment charge of $3.5 million. During the fourth quarter of 2011, we completed the impairment analysis and reduced the impairment by $237,000.

Amortization of purchased intangible assets. The amortization of purchased intangible assets for the year ended December 31, 2012 was approximately $1.1 million, compared to approximately $2.2 million in 2011. The decrease in amortization expense was due to the lower net asset value of the intangible assets resulting from impairment charges in the first and third quarters of 2012.

Interest income, net. Interest income, net, for the year ended December 31, 2012 was $291,000 as compared to $384,000 for the same period in 2011. Our net interest income during 2012 and 2011 was primarily related to interest earned on our marketable securities.

Other expense, net. Other expense, net for the year ended December 31, 2012 was $203,000 as compared to $1.1 million for the same period in 2011. The net other expenses for 2011 were primarily related to foreign currency losses on South Korean Won denominated trade payables, foreign exchange currency losses on our foreign denominated bank accounts and trade receivables, and other-than-temporary loss recognized on our marketable equity securities.

Income tax expense (benefit). Income tax expense was approximately $611,000 for fiscal 2012, compared to a benefit of $9.5 million in 2011. The difference between the federal and state statutory combined benefit rate of 35% and our effective tax rate for 2012 is primarily due to a full valuation allowance on the U.S.-based deferred tax assets generated in 2012, and a $0.4 million expense related to an increase in the Company’s valuation allowance on the Canadian-based deferred tax assets. The income tax benefit for 2011 was primarily due to an $11.8 million income tax benefit related to the recognition of uncertain tax positions. U.S.-based deferred tax assets generated in 2011 resulting from the Company’s operating losses did not result in a net tax benefit due to an offsetting full valuation allowance on the deferred tax assets.

Net loss. For the year ended December 31, 2012, we reported a net loss of approximately $89.3 million, as compared to net loss of approximately $24.9 million in 2011. Net income was significantly impacted due to the impairment charges recognized in 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net revenues. Net revenues were approximately $402.9 million during 2011, an increase of approximately $63.9 million or 18.9% compared to 2010.

The following table summarizes net revenues by reportable segment and product categories during the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Net revenues by reportable segment:
Mobile Computing Products	$358,106	$332,464
M2M Products and Solutions	44,756	6,478

Total	$402,862	$338,942

	Year Ended December 31,
	2011	2010
Net revenues by product categories:
Mobile Broadband Devices	$336,730	$324,740
Embedded Solutions	39,793	7,724
Asset Management Solutions & Services	26,339	6,478

Total	$402,862	$338,942

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the year ended December 31, 2011 were $358.1 million, an increase of $25.6 million or 7.7% compared to the same period in 2010. The increase was primarily attributable to new product rollouts of our next generation 4G MiFi Intelligent Mobile Hotspot.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the year ended December 31, 2011 were $44.8 million, an increase of $38.3 million compared with $6.5 million in revenues for the previous year. Our acquisition of Enfora occurred during the fourth quarter of 2010 and we recognized revenues from the date of acquisition.

Net revenues from M2M Products and Solutions during 2011 were also constrained by supply disruptions that affected a component manufacturer in Japan and our contract manufacturer in Thailand due to natural disasters in those countries in 2011.

Net revenues from our Mobile Broadband Devices category for the year ended December 31, 2011 were $336.7 million, an increase of $12.0 million or 3.7% compared to the same period in 2010. The increase in net revenues was primarily driven by higher sales of our next generation 4G MiFi products.

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

Cost of net revenues. Cost of net revenues for the year ended December 31, 2011 was approximately $318.3 million, or 79.0% of net revenues, as compared to approximately $272.6 million, or 80.4% of net revenues in 2010. The primary driver of the dollar increase in cost of net revenues was the increase in units sold compared to the same period in 2010. Cost of net revenues as a percentage of net revenues decreased compared to the same period last year due to higher margins on sales of 4G MiFi devices.

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

Goodwill impairment. During the third quarter of 2011, we performed an interim assessment of impairment for goodwill and recorded an impairment charge of $3.5 million. During the fourth quarter of 2011, we completed the impairment analysis and reduced the impairment by $237,000. As a result of this assessment, we recorded a goodwill impairment of $3.3 million related to the M2M reporting unit for the year ended December 31, 2011.

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

Other income (expense), net. Other income (expense), net, for the year ended December 31, 2011 decreased by approximately $3.0 million, to approximately $1.1 million of net expense, compared to approximately $2.0 million of other income, net in 2010. The net other expenses for 2011 were related to foreign currency losses on South Korean Won denominated trade payables, foreign exchange currency losses on our foreign denominated bank accounts and trade receivables, and other-than-temporary loss recognized on our marketable equity securities. The other income, net for 2010 was primarily driven by a $2.9 million foreign exchange gain realized upon conversion of the Euro-denominated bid funds into U.S. dollars in July 2010 at the conclusion of the bidding process for Cinterion. The gain was offset by $1.2 million in premiums paid for protective put options we utilized to hedge our Euro exposure during the bidding process for Cinterion in the second quarter of 2010. These puts expired unexercised on June 25, 2010.

Income tax expense (benefit). Income tax benefit was approximately $9.5 million for fiscal 2011, compared to an expense of $7.9 million in 2010. The company’s annual effective tax benefit rate in 2011 was 28%. The difference between the federal and state statutory combined benefit rate of 36% and our effective tax benefit rate for 2011 is primarily due to a full valuation allowance on the U.S.-based deferred tax assets generated in 2011, a $1.4 million expense related to an increase in the Company’s valuation allowance on the Canadian-based deferred tax assets and an $11.8 million income tax benefit related to uncertain tax positions. During 2010, the Company had income tax expense of $7.9 million, predominantly relating to the full valuation allowance incurred against the Company’s U.S. based deferred tax assets created in years prior to 2010.

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

To address short term liquidity requirements resulting from working capital changes the Company entered into a margin credit facility with a bank in 2011. The use of this margin credit facility allows the Company to meet short-term cash requirements and avoid selling cash equivalents and marketable securities. Borrowings under this facility are collateralized by Company cash and cash equivalents and marketable securities on deposit at the bank. During the three months ended September 30, 2011, the Company borrowed approximately $12.0 million and repaid the entire amount during the same period. During the three months ended September 30, 2012, the Company borrowed $5.0 million and repaid the entire amount during the same period. During three months ended December 31, 2012, the Company borrowed $9.0 million against the facility and repaid the entire amount during the same period. The Company had no outstanding borrowings under this facility at December 31, 2012, and the Company’s borrowing limit at December 31, 2012 under the credit facility was $6.8 million.

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

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities:

	Year Ended December 31, (in thousands)
	2012	2011	Increase / (Decrease)
Working capital	$67,199	$81,113	$(13,914)

Cash and cash equivalents (1)	$16,044	$47,069	$(31,025)
Short-term marketable securities (1)	38,064	28,267	9,797
Long-term marketable securities	1,201	13,495	(12,294)

Total cash and cash equivalents and marketable securities	$55,309	$88,831	$(33,522)

(1)	Included in working capital.

Our decrease in working capital as of December 31, 2012 compared to the prior year was primarily due to losses incurred and capital expenditures in 2012.

As of December 31, 2012, our cash, cash equivalents and marketable securities decreased $33.5 million as compared to December 31, 2011, primarily due to $29.9 million of cash used in operating activities and capital expenditures of $4.6 million. See the discussion of market risk in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Historical Cash Flows

The following table summarizes our consolidated statements of cash flows for the periods indicated:

	Year Ended December 31, (in thousands)
	2012	2011
Net cash used in operating activities	$(29,879)	$(1,531)
Net cash provided by (used in) investing activities	(2,203)	31,659
Net cash provided by (used in) financing activities	1,120	(305)
Effect of exchange rates on cash and cash equivalents	(63)	(129)

Net increase (decrease) in cash and cash equivalents	(31,025)	29,694
Cash and cash equivalents, beginning of period	47,069	17,375

Cash and cash equivalents, end of period	$16,044	$47,069

Operating activities. Net cash used in operating activities was $29.9 million for 2012 compared to $1.5 million of net cash used in 2011. Net cash used in operating activities for the year ended December 31, 2012 was primarily attributable to the loss incurred in 2012 and the unfavorable working capital impacts of a $10.4 million reduction in accounts payable and a $6.2 million increase in accounts receivable. The unfavorable working capital impacts during the year ended December 31, 2012 were partially offset by non-cash charges including depreciation and amortization, goodwill and intangible assets impairment and share-based compensation. During 2011, the difference between our net loss of $24.9 million and our net cash used in operating activities of $1.5 million was primarily due to the favorable impact of non-cash charges, including depreciation, amortization and share-based compensation, partially offset by our non-cash tax benefit.

Investing activities. Net cash used in investing activities for 2012 was approximately $2.2 million compared to $31.7 million provided by investing activities in 2011. The net cash used in 2012 was primarily related to purchases of property and equipment of $4.6 million, partially offset by the net sales and maturities of our marketable securities of $2.5 million. The net cash provided by investing activities in 2011 was primarily related to the net sales and maturities of our marketable securities of $37.9 million, partially offset by purchases of property and equipment of $6.0 million.

Financing activities. Net cash provided by financing activities for 2012 was $1.1 million, compared to net cash used in financing activities of $305,000 for 2011. Net cash provided by financing activities in 2012 was primarily related to proceeds from stock option exercises and stock purchases through our employee stock purchase plan. Net financing activities for 2012 also included cash borrowings and repayment of $5.0 million and $9.0 million from our credit facility during the third and fourth quarters of 2012, respectively. Net cash used in financing activities in 2011 was primarily due to net taxes paid on vested restricted stock units, and payments of capital lease obligations. Net financing activities for 2011 also included cash borrowings and repayment of $12.0 million from our credit facility during the third quarter of 2011.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at December 31, 2012, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Fiscal Year
	2013	2014	2015	2016	2017	Total
Operating leases	$3,613	$3,664	$2,930	$2,899	$356	$13,462
Committed purchase orders	103,273	0	0	0	0	103,273

Total contractual obligations	$106,886	$3,664	$2,930	$2,899	$356	$116,735

Our liability for uncertain tax benefits, including interest, as of December 31, 2012 was approximately $367,000, compared to approximately $413,000 as of December 31, 2011. The decrease was primarily due to the expiration of the applicable statutes of limitations for certain tax years. Our tax liability for uncertain tax benefits is not included in our table of contractual obligations and commercial commitments. We do not believe that we will pay such amount within one year from December 31, 2012; however, we cannot reasonably estimate the timing of future payments with respect to this liability.

Other Liquidity Needs

We expect to incur ongoing professional fees and expenses to defend litigation filed against us or related to our products, which litigation is discussed in Note 11 to our consolidated financial statements included in this report. These costs cannot be estimated at this time.

During the year ending December 31, 2013, we plan to incur approximately $5.4 million for discretionary capital expenditures, including the acquisition of additional software licenses.

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

For the years ended December 31, 2012, 2011, and 2010, we have not recorded any significant revenues from multiple element or software arrangements.

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

The relief-from-royalty method was used to value the trade name acquired from Enfora. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used was based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the existing trade name acquired were as follows: royalty rate of 2%, discount rate of 20.5%, tax rate of 40% and an economic life of approximately 10.0 years.

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

The timing and frequency of our impairment test is based on an ongoing assessment of triggering events that could reduce the fair value of our long-lived assets below their carrying value. We monitor our intangible and long-lived asset balances and conduct formal tests on at least an annual basis or earlier when impairment indicators are present. We believe that the assumptions and estimates we used to value intangible and long-lived assets were appropriate based on the information available to management. The majority of our long-lived assets are being amortized or depreciated over two to four years. As most of these assets are associated with technology or trade conditions that may change rapidly; such changes could have an immediate impact on our impairment analysis.

During the first and third quarters of 2012, based on actual operating results, and reductions in management’s then estimates of forecasted operating results of the M2M Products and Solutions reporting unit principally due to updated views of competitive pressures impacting average selling prices, customer product and technology selections, and the loss of certain customers, the Company determined there were sufficient indicators of impairment present to require an interim impairment analysis during the respective impacted quarters.

The Company performed fair value tests with the assistance of third party independent appraisals, for each of the Company’s purchased intangible assets. The existing trade name acquired was valued using royalty rates ranging from 1% to 2% and discount rates ranging from 23.0% to 24.0%. The developed technologies were valued using discount rates ranging from 20.0% to 21.0%. The backlog was valued using discount rates ranging from 17.0% to 18.0%. Customer relationships were valued using discount rates ranging from 21.0% to 22.0%. All key assumptions assumed tax rates of 40%, and the assets were assumed to have economic lives ranging from 6 months to 10 years depending on the asset.

Goodwill. Our goodwill resulted from the acquisition of Enfora (M2M Products and Solutions) in the fourth quarter of 2010. In accordance with the (FASB) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), we reviewed goodwill for impairment at least annually at the beginning of the fourth quarter of each year, and more frequently when events or changes in circumstances occurred that indicated a potential reduction in the fair value of the reporting unit below its carrying value.

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

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. Therefore, the expected tax benefit resulting from such reinstatement for 2012 will not be reflected in the Company’s estimated annual effective tax rate until 2013.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable debt securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. At December 31, 2012, we had $55.3 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our $16.0 million in cash equivalents at December 31, 2012, as these consisted of money market funds with the value of all of our cash equivalents determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

At December 31, 2012, substantially all of our marketable securities are invested in fixed income products. As such, our investments in fixed-rate instruments carry a degree of interest rate risk. The market value of fixed-rate securities may be adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates decline. Due in part to these factors, our future investment market values and income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. Using a model that estimates the aggregate yield to maturity of our investment portfolio, we estimate that 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, our $39.3 million in marketable securities by approximately $393,000.

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

We place our cash investments in instruments that meet credit quality standards specified in our investment policy guidelines at the time the investments are made. At December 31, 2012, we have cash and cash equivalents of $16.0 million. Of this $16.0 million, $12.5 million is held in cash demand deposits and $3.5 million in cash equivalents was held in money market investments and U.S. Treasury securities. Money market funds attempt to maintain a net asset value, or NAV, of $1 per unit of investment. Should the underlying investments held by these money market funds suffer significant losses to market value due to interest rate changes or perceived counterparty risk, the NAV of these money market funds may suffer declines below the targeted $1 NAV. We hold money market funds that target a balance of investment return and preservation of invested capital through diversified holdings. As such, we do not believe we currently have significant exposure to NAV declines for our money market holdings.

At December 31, 2012, we had $39.3 million invested in our portfolio of marketable securities. Our investment policy guidelines limit the amount of credit exposure to any one issue, issuer or type of instrument. The fair value of our marketable debt securities at December 31, 2012 was determined based on “Level 2” inputs, which were derived based on quoted prices for identical or similar assets, which had few transactions near the measurement period (see Note 3 to our consolidated financial statements).

Foreign Currency Exchange Rate Risk

We generate Euro-denominated accounts receivable from sales to customers that are members of the European Union. During the year ended December 31, 2012, Euro-denominated revenue was approximately $1.0 million which represents less than 1% of our total net revenues compared to less than 1% in the same period last year. Although we are exposed to market risk arising from changes in foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar, as Euro-denominated revenue is not considered significant, we did not enter into any foreign exchange contracts during the year ended December 31, 2012. If our net revenues increase in the foreseeable future, we may enter into foreign exchange contracts to mitigate this risk. These forward currency foreign exchange contracts would cover a portion, generally 50% to 80%, but may cover up to 100%, of our Euro-based financial assets.

At December 31, 2012, we had no outstanding forward contracts. During the year ended December 31, 2012, we recorded approximately $5,000 in unrealized foreign currency gains related to our outstanding Euro-denominated accounts receivable balances. Both the unrealized gain on the outstanding forward contracts and the unrealized gains on outstanding Euro-denominated receivables were recorded in other income (expense), net in our consolidated statement of operations.

Assuming a translation of our Euro-denominated revenue for the year ended December 31, 2012 at an average Euro-to-U.S. Dollar exchange rate of $1.29 and a uniform ten percent strengthening or weakening of this exchange rate, we estimate that income before income taxes for the year ended December 31, 2012 would increase or decrease, respectively, by approximately $100,000. This analysis does not give effect to any forward currency foreign exchange contracts that may be used to hedge foreign currency risk.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2012, as stated in their report which is included herein.

Item 9B.	Other Information

None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc.:

We have audited Novatel Wireless Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Novatel Wireless, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Novatel Wireless, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novatel Wireless, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Novatel Wireless, Inc. and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 1, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Identification of Directors. The information under the caption “Election of Directors” appearing in the Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

(b) Identification of Executive Officers. The information under the caption “Executive Officers” appearing in the Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

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

(e) Audit Committee. The information under the caption “The Board, Its Committees and Its Compensation—Audit Committee” appearing in the Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information under the headings “Executive Compensation,” “The Board, Its Committees and Its Compensation—Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” appearing in the Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” appearing in the Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the headings “Review and Approval of Transactions with Related Parties” and “The Board, Its Committees and Its Compensation—Director Independence” appearing in the Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the heading “Independent Public Accountants” appearing in the Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Index to consolidated financial statements

See Index to consolidated financial statements on page F-1.

2. Index to financial statement schedules

The following financial statement schedules for the years ended December 31, 2012, 2011, and 2010 should be read in conjunction with the consolidated financial statements, and related notes thereto.

Schedule	Page
Schedule II—Valuation and Qualifying Accounts	F-35

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or related notes thereto.

(b) Exhibits

The following Exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 5, 2010, by and between Novatel Wireless, Inc., England Acquisition Corp. and Enfora, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 10, 2010).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000, as amended).

Exhibit Number	Description

4.2	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.3	Registration Rights Agreement, dated as of March 12, 2003, entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.4	Registration Rights Agreement, dated as of January 13, 2004, entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1*	Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000 as amended).

10.2*	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.3*	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.4*	Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.7*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.8*	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed May 2, 2011).

10.9*	Form of Restricted Share Award Agreement for restricted stock granted to non-employee directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.10*	Form of Restricted Share Award Agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.11*	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed November 2, 2009).

Exhibit Number	Description

10.12*	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.13*	Employment Agreement, dated November 2, 2007, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007).

10.14*	2009 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed May 2, 2011).

10.15*	2010 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 13, 2010).

10.16*	Form of Severance Agreement between Novatel Wireless, Inc. and each of Kenneth G. Leddon and Robert M. Hadley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 2, 2010.

10.17	2011 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 9, 2011).

10.18	2012 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2012).

21**	Subsidiaries of Novatel Wireless, Inc.

23.1**	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (See signature page).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the Novatel Wireless, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2013	NOVATEL WIRELESS, INC.

	By:	/s/ PETER LEPARULO
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

Signature	Title	Date

/s/ PETER LEPARULO Peter Leparulo	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2013

/s/ KENNETH LEDDON Kenneth Leddon	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013

/s/ RUSSELL C. GERNS Russell C. Gerns	Director	March 1, 2013

/s/ JAMES LEDWITH James Ledwith	Director	March 1, 2013

/s/ JOHN D. WAKELIN John D. Wakelin	Director	March 1, 2013

/s/ DAVID A. WERNER David A. Werner	Director	March 1, 2013

/s/ SUE SWENSON Sue Swenson	Director	March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc.

We have audited the accompanying consolidated balance sheets of Novatel Wireless, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2012 listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novatel Wireless, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended December 31, 2012, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Novatel Wireless, Inc.’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 1, 2013

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$16,044	$47,069
Marketable securities	38,064	28,267
Accounts receivable, net of allowance for doubtful accounts of $627 in 2012 and $245 in 2011	42,652	36,849
Inventories	39,016	42,279
Deferred tax assets, net	126	2,011
Prepaid expenses and other	4,829	3,712

Total current assets	140,731	160,187

Property and equipment, net of accumulated depreciation of $59,702 in 2012 and $59,217 in 2011	15,229	18,496
Marketable securities	1,201	13,495
Intangible assets, net of accumulated amortization of $11,951 in 2012 and $10,899 in 2011	3,163	35,702
Goodwill	0	19,772
Deferred tax assets, net	584	1,023
Other assets	623	504

Total assets	$161,531	$249,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,732	$54,030
Accrued expenses	27,800	25,044

Total current liabilities	73,532	79,074
Other long-term liabilities	2,552	4,080

Total liabilities	76,084	83,154

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	0	0
Common stock, par value $0.001; 50,000 shares authorized, 33,655 and 32,262 shares issued and outstanding at December 31, 2012 and 2011, respectively	34	32
Additional paid-in capital	438,477	429,813
Accumulated other comprehensive income (loss)	14	(8)
Accumulated deficit	(328,078)	(238,812)

	110,447	191,025
Treasury stock at cost; 2,436 common shares at December 31, 2012 and 2011	(25,000)	(25,000)

Total stockholders’ equity	85,447	166,025

Total liabilities and stockholders’ equity	$161,531	$249,179

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net revenues	$344,288	$402,862	$338,942
Cost of net revenues	271,845	318,270	272,648

Gross profit	72,443	84,592	66,294

Operating costs and expenses:
Research and development	60,422	61,392	48,906
Sales and marketing	27,501	29,830	20,978
General and administrative	22,668	21,600	21,233
Goodwill and intangible assets impairment	49,521	3,277	0
Amortization of purchased intangible assets	1,074	2,220	179

Total operating costs and expenses	161,186	118,319	91,296

Operating loss	(88,743)	(33,727)	(25,002)
Other income (expense):
Interest income (expense), net	291	384	(2,518)
Other income (expense), net	(203)	(1,052)	1,963

Loss before income taxes	(88,655)	(34,395)	(25,557)
Income tax provision (benefit)	611	(9,503)	7,893

Net loss	$(89,266)	$(24,892)	$(33,450)

Per share data:
Net loss per share:
Basic and diluted	$(2.72)	$(0.78)	$(1.06)

Weighted average shares used in computation of basic and diluted net loss per share:
Basic and diluted	32,852	32,043	31,494

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(89,266)	$(24,892)	$(33,450)
Unrealized gain (loss) on cash equivalents and marketable securities, net of tax	22	(29)	6

Total comprehensive loss	$(89,244)	$(24,921)	$(33,444)

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2009	31,092	$31	$416,579	$(25,000)	$(180,470)	$15	$211,155
Exercise of stock options, vesting of restricted stock units and shares issued under employee stock purchase plan	760	1	1,490	0	0	0	1,491
Net tax effect from stock options exercised	0	0	(270)	0	0	0	(270)
Share-based compensation	0	0	6,471	0	0	0	6,471
Net loss	0	0	0	0	(33,450)	0	(33,450)
Other comprehensive income	0	0	0	0	0	6	6

Balance, December 31, 2010	31,852	32	424,270	(25,000)	(213,920)	21	185,403

Exercise of stock options, vesting of restricted stock units and shares issued under employee stock purchase plan	410	0	504	0	0	0	504
Taxes withheld on net settled vesting of restricted stock units	0	0	(700)	0	0	0	(700)
Net tax effect from stock options exercised	0	0	(244)	0	0	0	(244)
Share-based compensation	0	0	5,983	0	0	0	5,983
Net loss	0	0	0	0	(24,892)	0	(24,892)
Other comprehensive loss	0	0	0	0	0	(29)	(29)

Balance, December 31, 2011	32,262	32	429,813	(25,000)	(238,812)	(8)	166,025

Exercise of stock options, vesting of restricted stock units and shares issued under employee stock purchase plan	1,393	2	1,597	0	0	0	1,599
Taxes withheld on net settled vesting of restricted stock units	0	0	(433)	0	0	0	(433)
Share-based compensation	0	0	7,500	0	0	0	7,500
Net loss	0	0	0	0	(89,266)	0	(89,266)
Other comprehensive income	0	0	0	0	0	22	22

Balance, December 31, 2012	33,655	$34	$438,477	$(25,000)	$(328,078)	$14	$85,447

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(89,266)	$(24,892)	$(33,450)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	0	0	541
Loan fees recognized on extinguishment of debt	0	0	2,370
Depreciation and amortization	12,337	17,868	11,711
Loss on goodwill and purchased intangible assets impairment	49,521	3,277	0
Impairment loss on equipment and software license intangible assets	100	203	167
Provision for bad debts	439	40	141
Net impairment loss on marketable securities	39	346	0
Inventory provision	2,843	689	1,874
Share-based compensation expense	7,500	5,983	6,471
Excess tax benefits from equity based compensation	0	0	(112)
Non-cash income tax expense (benefit)	462	(9,185)	7,766
Changes in assets and liabilities:
Accounts receivable	(6,242)	26,437	(19,963)
Inventories	420	122	(9,527)
Prepaid expenses and other assets	(1,237)	3,661	(2,461)
Accounts payable	(10,433)	(24,293)	46,020
Accrued expenses, income taxes, and other	3,638	(1,787)	(5,337)

Net cash provided by (used in) operating activities	(29,879)	(1,531)	6,211

Cash flows from investing activities:
Purchases of property and equipment	(4,579)	(5,987)	(10,785)
Acquisition of business, net of cash acquired	0	0	(72,247)
Purchases of intangible assets	(104)	(284)	(110)
Purchases of marketable securities	(44,216)	(36,992)	(178,712)
Marketable securities maturities / sales	46,696	74,922	174,286

Net cash provided by (used in) investing activities	(2,203)	31,659	(87,568)

Cash flows from financing activities:
Proceeds from the issuance of short-term debt, net of issuance costs	14,000	12,000	27,415
Principal repayments of short-term debt	(14,000)	(12,000)	(30,000)
Principal payments under capital lease obligations	(46)	(109)	(134)
Proceeds from stock option exercises and ESPP net of taxes paid on vested restricted stock units	1,166	(196)	1,491
Excess tax benefits from stock options exercised	0	0	112
Deposit of restricted funds	0	0	(188,890)
Remittance from restricted funds	0	0	188,890

Net cash provided by (used in) financing activities	1,120	(305)	(1,116)
Effect of exchange rates on cash and cash equivalents	(63)	(129)	(177)

Net increase (decrease) in cash and cash equivalents	(31,025)	29,694	(82,650)
Cash and cash equivalents, beginning of period	47,069	17,375	100,025

Cash and cash equivalents, end of period	$16,044	$47,069	$17,375

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$17	$8	$181
Income taxes	$104	$112	$299
Supplemental disclosures of non-cash investing activities:
Building rent incentives to fund leasehold improvements	$0	$1,869	$0
Supplemental disclosures of non-cash financing activities:
Marketable equity securities received in settlement of note receivable	$0	$386	$0
Accrued debt issuance costs	$0	$0	$326

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Significant Accounting Policies

Novatel Wireless, Inc. (the “Company,” “our” or “we”) is a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded PCI and wireless PC-card modems, and communications and applications software. In addition, through our acquisition of Enfora, Inc. (“Enfora”) on November 30, 2010, we provide asset-management solutions utilizing wireless technology and machine-to-machine (“M2M”) communications devices.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist of demand deposits, US Treasury securities, and money market funds. Cash and cash equivalents are recorded at market value, which approximates cost. Gains and losses associated with the Company’s foreign currency denominated demand deposits are recorded as a component of other income (expense).

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

Marketable Securities

Marketable securities predominantly consist of highly liquid debt investments with a maturity of greater than three months when purchased. The Company holds an insignificant amount of marketable equity securities. All of the Company’s marketable debt securities are treated as “available-for-sale.” While it is the Company’s intent to hold its debt securities until maturity, the Company may sell certain securities for cash flow purposes. Thus, the Company’s marketable debt securities are classified as available-for-sale and are carried on the balance sheet at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. The Company determines the fair value of its financial assets and liabilities by reference to the hierarchy of inputs which consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheet. All other securities are classified as “long-term” on the consolidated balance sheet.

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

Intangible Assets

Intangible assets include purchased intangible assets acquired from Enfora and the costs of non-exclusive and perpetual worldwide software technology licenses. These costs are amortized on an accelerated basis or on a straight-line basis over the estimated useful lives of the assets, depending on the anticipated utilization of the asset. The majority of intangible assets relate to the developed technologies and trade name resulting from the acquisition of Enfora. Developed technologies are amortized on a straight-line basis over two years. Trade name is amortized on a straight-line basis over four years.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise over the fair value assigned to assets acquired and liabilities assumed in a business combination. Goodwill is allocated as of the date of the business combination to the reporting units that are expected to benefit from the synergies of the business combination. Goodwill is considered to be impaired if the Company determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds its estimated fair value. The Company performs its annual goodwill impairment test each year at the beginning of the fourth quarter, or more frequently if events or circumstances indicate that the carrying value of goodwill exceeds its fair value. The Company recorded $19.8 million, $3.3 million, and $0 of goodwill impairment losses during the years ended December 31, 2012, 2011, and 2010, respectively.

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

For multiple element arrangements, total consideration received from customers is allocated to the elements. This may include hardware and non essential software elements, based on a relative selling price. The accounting guidance establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendors specific objective evidence (VSOE), (ii) third party evidence (TPE), and (iii) best estimate of selling price (ESP). Because the Company has neither VSOE nor TPE, revenue has been based on the Company’s ESP. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of the sale provided all other revenue recognition criteria have been met. Amounts allocated to other deliverables based upon ESP are recognized in the period the revenue recognition criteria have been met.

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

For the years ended December 31, 2012, 2011, and 2010, we have not recorded any significant revenues from multiple element or software arrangements.

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

Derivatives and Hedging

At times, the Company will enter into derivative financial instruments, consisting solely of foreign currency forward exchange contracts. The purpose of these derivative instruments is to hedge the Company’s economic exposure associated with accounts receivable and cash balances denominated in Euros. The Company’s forward contracts do not qualify as accounting hedges. As a result, the Company marks-to-market the forward contracts and includes unrealized gains and losses in the current period as a component of other income (expense) in the consolidated statements of operations.

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

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted ASU 2011-05 and has presented comprehensive income (loss) separately in the consolidated statements of comprehensive income (loss) for the years ended 2012, 2011, and 2010.

2.	Merger and Acquisition Activities in Prior Years

Enfora

On November 30, 2010, the Company completed the acquisition of Enfora. The acquisition of Enfora diversifies the Company’s customer base and product lines into adjacent markets and advances the Company’s strategy of providing intelligent devices to all end markets—enterprise, consumer and vertical applications.

Enfora’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements beginning November 30, 2010. The revenue and operating results contributed by Enfora for the years ended December 31, 2012, 2011 and 2010 are disclosed in our Segment Information and Concentrations of Risk footnote (see Note 12). Acquisition costs related to the merger of Enfora of $1.9 million were recorded and classified as general and administrative expenses in the consolidated statement of operations during the year ended December 31, 2010.

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

Fair Value of Assets Acquired and Liabilities Assumed

The Company accounted for the transaction using the acquisition method and, accordingly, estimated the fair value of the tangible and intangible assets acquired and liabilities assumed. During the third quarter of 2011, the Company made a $0.3 million adjustment to increase Enfora net deferred tax assets, with a corresponding dollar amount decrease to goodwill, based on completed studies of available tax benefits existing as of the date of acquisition. The total purchase price is summarized below (in thousands):

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

At December 31, 2012, the Company did not have any securities in the Level 3 category. The Company reviews the fair value hierarchy classification on a quarterly basis. We validate the quoted market prices provided by our primary pricing service by comparing their assessment of the fair values of our investments by using a third party investment manager. The third party investment manager uses similar techniques to our primary pricing service to derive the pricing describe above. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2012 (in thousands):

Description	Balance as of December 31, 2012	Level 1	Level 2
Assets:
Cash equivalents
Money market funds	$47	$47	$0
US Treasury securities	3,429	0	3,429

Total cash equivalents	3,476	47	3,429

Short-term marketable securities:
Available-for-sale:
Government agency securities	3,266	0	3,266
Municipal bonds	11,260	0	11,260
Certificates of deposit	6,205	0	6,205
Corporate debentures / bonds	17,333	0	17,333

Total short-term marketable securities	38,064	0	38,064

Long-term marketable securities:
Available-for-sale:
Certificates of deposit	1,201	0	1,201

Total long-term marketable securities	1,201	0	1,201

Total financial assets	$42,741	$47	$42,694

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2011 (in thousands):

Description	Balance as of December 31, 2011	Level 1	Level 2
Assets:
Cash equivalents
Money market funds	$25,137	$25,137	$0
US Treasury securities	5,784	0	5,784

Total cash equivalents	30,921	25,137	5,784

Short-term marketable securities:
Available-for-sale:
Government agency securities	6,912	0	6,912
Municipal bonds	8,384	0	8,384
Certificates of deposit	4,321	0	4,321
Corporate debentures / bonds	8,612	0	8,612
Marketable equity securities	38	38	0

Total short-term marketable securities	28,267	38	28,229

Long-term marketable securities:
Available-for-sale:
Government agency securities	3,738	0	3,738
Municipal bonds	5,969	0	5,969
Certificates of deposit	3,788	0	3,788

Total long-term marketable securities	13,495	0	13,495

Total financial assets	$72,683	$25,175	$47,508

There were no transfers between Level 1 and Level 2 securities during the years ended December 31, 2012 and 2011. All of our long-term marketable debt securities had maturities of between one and two years in duration at December 31, 2012.

The table below presents Level 3 activity for our contingent consideration liability for the twelve months ended December 31, 2011 (in thousands):

Contingent consideration liability	Level 3
Beginning balance at January 1, 2011	$(880)
Adjustments	880

Ending balance at December 31, 2011	$0

As of December 31, 2012 and 2011, the Company had no outstanding foreign currency exchange forward contracts.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded gains of $0, $8,000, $38,000, respectively, on its Euro-denominated foreign exchange forward contracts. During the years ended December 31, 2012, 2011 and 2010, the Company recorded foreign currency gains and losses on foreign currency denominated transactions of approximately $51,000 loss, $836,000 loss, $1.7 million gain, respectively. The loss during the year ended December 31, 2012 primarily related to foreign currency losses on foreign currency denominated bank accounts. The loss during the year ended December 31, 2011 primarily related to foreign currency losses on South Korean won denominated trade payables. The gains during the year ended December 31, 2010 primarily relate to a $2.9 million foreign currency gain realized on the liquidation of the Company’s cash holdings in Euros at the conclusion of the insolvency proceeding for the sale of Cinterion net of $1.2 million in expense to enter into several Euro-denominated put options to hedge the foreign currency risk associated with its cash holdings in Euros related to the Cinterion bid process. These put options expired unexercised on June 25, 2010.

All recorded gains and losses on foreign exchange transactions are recorded in other income (expense), net, within the consolidated statements of operations.

4.	Financial Statement Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

December 31, 2012	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$3,265	$1	$0	$3,266
Municipal bonds	1 or less	11,246	14	0	11,260
Certificates of deposit	1 or less	6,200	5	0	6,205
Corporate debentures / bonds	1 or less	17,330	3	0	17,333

Total short-term marketable securities		38,041	23	0	38,064

Available-for-sale:
Certificates of deposit	1 to 2	1,200	1	0	1,201

Total long-term marketable securities		1,200	1	0	1,201

		$39,241	$24	$0	$39,265

December 31, 2011	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$6,913	$0	$(1)	$6,912
Municipal bonds	1 or less	8,390	0	(6)	8,384
Certificates of deposit	1 or less	4,319	2	0	4,321
Corporate debentures / bonds	1 or less	8,615	0	(3)	8,612
Marketable equity securities	1 or less	38	0	0	38

Total short-term marketable securities		28,275	2	(10)	28,267

Available-for-sale:
Government agency securities	1 to 2	3,734	4	0	3,738
Municipal bonds	1 to 2	5,967	2	0	5,969
Certificates of deposit	1 to 2	3,797	0	(9)	3,788

Total long-term marketable securities		13,498	6	(9)	13,495

		$41,773	$8	$(19)	$41,762

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

At December 31, 2012 and 2011, the Company recorded net unrealized gains of $14,000, net of taxes, and net unrealized loss of $8,000, respectively. The Company’s net unrealized gains (loss) is the result of market conditions affecting its fixed-income debt securities, which are included in accumulated other comprehensive (loss) income on the consolidated balance sheet for the periods then ended.

As of December 31, 2011, the Company’s investment portfolio included $385,000 of marketable equity securities at original cost, with a fair value of $38,000. During the years ended December 31, 2012 and 2011, the Company recorded an other-than-temporary loss of $38,000 and $347,000, respectively, within other income (expense), net in the consolidated statement of operations.

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2012	2011
Finished goods	$26,776	$35,211
Raw materials and components	12,240	7,068

	$39,016	$42,279

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2012	2011
Test equipment	$53,368	$52,311
Computer equipment and purchased software	12,310	13,766
Product tooling	2,232	3,768
Furniture and fixtures	2,219	2,240
Leasehold improvements	4,802	5,628

	74,931	77,713
Less—accumulated depreciation and amortization	(59,702)	(59,217)

	$15,229	$18,496

For the years ended December 31, 2012, 2011 and 2010, the Company recorded $100,000, $70,000 and $167,000, respectively, in its cost of net revenues as a result of its impairment analysis of property and equipment.

Depreciation and amortization expense relating to property and equipment was $9.4 million, $11.1 million and $10.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Royalties	$4,349	$5,861
Payroll and related expenses	7,788	8,706
Product warranty	2,329	1,525
Market development funds and price protection	2,147	1,750
Deferred rent	573	1,135
Professional fees	1,549	1,213
Deferred revenue	4,630	1,060
Other	4,435	3,794

	$27,800	$25,044

Accrued Warranty Obligations

Accrued warranty obligations consist of the following (in thousands):

	2012	2011
Warranty liability at beginning of period	$1,525	$2,279
Additions charged to operations	6,261	2,642
Deductions from liability	(5,457)	(3,396)

Warranty liability at end of period	$2,329	$1,525

5.	Intangible Assets

The Company’s amortizable purchased intangible assets resulting from its acquisition of Enfora are composed of (in thousands):

	Years ended December 31,
	2012				2011
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Net
Developed technologies	$26,000	$(5,786)	$(19,547)	$667	$26,000	$(4,163)	$21,837
Trade name	12,800	(2,147)	(8,582)	2,071	12,800	(1,387)	11,413
Other	3,720	(1,923)	(1,620)	177	3,720	(1,609)	2,111

Total amortizable purchased intangible assets	$42,520	$(9,856)	$(29,749)	$2,915	$42,520	$(7,159)	$35,361

The following table presents details of the amortization of purchased intangible assets of Enfora included in the cost of net revenues and operating costs and expenses categories (in thousands):

	Years ended December 31,
	2012	2011
Cost of net revenues	$1,623	$4,102
General and administrative expenses	1,074	2,220

Total amortization expense	$2,697	$6,322

The following table presents details of the amortization of existing amortizable purchased intangible assets of Enfora that is currently estimated to be expensed in the future (in thousands):

Fiscal year:	Amount
2013	$896
2014	895
2015	562
2016	562

Total	$2,915

Additionally, at December 31, 2012 and 2011, the Company had net acquired software licenses of $248,000 and $341,000, respectively, net of accumulated amortization of $2.1 million and $3.7 million, respectively. The acquired software licenses represent rights to use certain software necessary for the development and commercial sale of the Company’s products.

The Company monitors its intangible and long-lived asset balances and conducts formal tests when impairment indicators are present (see Note 6 for a discussion of the impairment indicators). During the quarter ended March 31, 2012, the Company recorded an impairment loss of $22.8 million related to a decrease in the estimated fair values of the purchased intangible assets fair values. At September 30, 2012, the Company recorded a further preliminary impairment loss of $7.3 million related to the continued decrease in the estimated fair values of the purchased intangible assets. During the fourth quarter of 2012, the Company completed the impairment analysis and reduced the third quarter impairment by $300,000. The Company recorded $133,000 of impairment loss related to acquired software licenses during the year ended December 31, 2011. There was no impairment loss recorded for the year ended December 31, 2010.

Amortization expense relating to acquired software licenses was $196,000, $422,000 and $744,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense related to licenses obtained for research purposes is recorded within research and development expense in the consolidated statements of operations. Amortization expense related to licenses obtained for commercial products is recorded in cost of net revenues in the consolidated statements of operations.

At December 31, 2012, the weighted average remaining useful life of the Company’s long-lived intangible assets including acquired software licenses is 3.0 years.

6.	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	M2M Products and Solutions
	2012	2011
Balance at January 1,	$19,772	$22,258
Goodwill acquisition price adjustments, net of tax	0	791
Goodwill impairment during the period	(19,772)	(3,277)

Balance at December 31,	$0	$19,772

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

Based upon fair value tests performed with the assistance of third party independent appraisals, during the third quarter of 2012, the first quarter of 2012 and the third quarter of 2011, the Company recorded pre-tax goodwill impairment charges of $13.2 million, $6.5 million and $3.3 million, respectively.

The Company used the third party independent appraisal report from the third quarter of 2012 to assist it with its annual impairment analysis.

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

For the years ended December 31, 2012, 2011 and 2010, basic and diluted weighted-average common shares outstanding were 32,852,000, 32,043,000 and 31,494,000, respectively.

Weighted average options, restricted stock units and ESPP shares to acquire a total of 5,793,000 shares, 4,657,000 shares and 3,675,000 shares of common stock for the years ended December 31, 2012, 2011 and 2010, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

8.	Stockholders’ Equity

Preferred Stock

The Company has a total of 2,000,000 shares of Series A and Series B preferred stock authorized for issuance at a par value of $0.001 per share. No preferred shares are currently issued or outstanding.

Common Shares Reserved for Future Issuance

The Company has reserved shares of common stock for possible future issuance as of December 31, 2012 and 2011 as follows (in thousands):

	Shares
	2012	2011
Stock options outstanding under the 2009 Omnibus Incentive Compensation Plan and previous plans	4,282	4,481
Restricted stock units outstanding	1,662	1,289
Future grants of awards under the 2009 Omnibus Incentive Compensation Plan	702	1,493
Shares available under the Employee Stock Purchase Plan	0	1,087

Total shares of common stock reserved for issuance	6,646	8,350

9.	Stock Incentive and Employee Stock Purchase Plans

During the year ended December 31, 2012, the Company granted awards under the 2009 Omnibus Incentive Compensation Plan (the “2009 Plan”). The Compensation Committee of the Board of Directors administers the plan.

Under the 2009 Plan, a maximum of 2.5 million shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units or other awards, including awards with alternative vesting schedules such as performance-based criteria.

For the years ended December 31, 2012, 2011 and 2010, the following table presents total share-based compensation expense in each functional line item on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$747	$579	$645
Research and development	3,042	2,088	2,368
Sales and marketing	1,403	1,254	1,164
General and administrative	2,308	2,062	2,294

Totals	$7,500	$5,983	$6,471

The per share fair values of stock options granted under the 2009 Plan and rights granted under the ESPP have been estimated with the following assumptions.

	Employee Stock Options			Employee Stock Purchase Rights
	2012	2011	2010	2012	2011	2010
Expected dividend yield:	0%	0%	0%	0%	0%	0%
Risk-free interest rate:	0.9%	1.2%	2.2%	0.2%	0.2%	0.5%
Volatility:	63%	69%	53%	68%	63%	60%
Expected term (in years):	6.0	6.0	5.8	1.3	1.1	1.3

Stock Options

The Compensation Committee of the Board of Directors determines eligibility, vesting schedules and exercise prices for options granted. Options granted under the 2009 Plan and previous plans generally have a term of ten years, and in the case of new hires, generally vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. Subsequent option grants to existing employees generally vest and become exercisable over a period of 36 months measured from the date of grant.

A summary of stock option activity for the year ended December 31, 2012 is presented below (dollars and shares in thousands, except per share data):

	Stock Options Outstanding	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2011	4,481	$10.58
Granted	176	$3.44
Exercised	0	$0.00
Cancelled	(375)	$10.99

Balance December 31, 2012	4,282	$10.25	4.27	$0

Options Exercisable, December 31, 2012	3,839	$10.80	3.90	$0

The total intrinsic value of options exercised to purchase common stock during the years ended December 31, 2012, 2011 and 2010 was approximately $0, $28,000 and $364,000, respectively. As of December 31, 2012, total unrecognized share-based compensation cost related to unvested stock options was $1.4 million, which is expected to be recognized over a weighted average period of approximately 1.6 years. The total fair value of option awards recognized as expense during the years ended December 31, 2012, 2011 and 2010 was approximately $1.7 million, $2.7 million and $3.5 million, respectively. The weighted average fair value of option awards granted during years ended December 31, 2012, 2011 and 2010 was $1.97, $3.40 and $3.62, respectively.

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

During 2012, the Compensation Committee of the Board of Directors, pursuant to the 2009 Plan, awarded employees a total of 1,015,638 RSUs at fair values ranging from $1.28 per share to $3.58 per share. Generally, one-third of the shares underlying each grant become issuable on the anniversary of each grant date, assuming continued employment or to the Company through such date. Based on the fair value of the Company’s common stock price at the grant dates, the Company estimated the aggregate fair value of these awards at approximately $3.4 million. The estimated fair value of these awards is being amortized to compensation expense for each grant on a straight-line basis over the estimated service period.

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

A summary of restricted stock unit activity for the year ended December 31, 2012 is presented below (shares in thousands):

Shares
Non-vested at December 31, 2011	1,289
Granted	1,016
Vested	(461)
Forfeited	(182)

Non-vested at December 31, 2012	1,662

As of December 31, 2012, there was $6.2 million of unrecognized compensation expense related to non-vested RSUs. That expense is expected to be recognized over a weighted average period of 1.6 years. The total fair value of RSUs recognized as expense during the years ended December 31, 2012, 2011 and 2010 was $3.4 million, $2.6 million and $1.7 million, respectively.

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

During the years ended December 31, 2012, 2011 and 2010, the Company issued 1,086,837 shares, 163,142 shares and 514,540 shares, respectively, under the ESPP. During the years ended December 31, 2012, 2011 and 2010, the Company received $1.6 million, $470,000 and $1.7 million, respectively, in cash through employee withholdings.

On November 4, 2010, the Company announced the termination of the ESPP as of November 15, 2010 due to a lack of available shares. The cancellation of the awards was accounted for as a repurchase for no consideration. The previously unrecognized compensation cost as of November 15, 2010 of $316,000 was fully expensed in the fourth quarter of 2010. The Company reinstated the ESPP program effective as of September 8, 2011. The reinstated ESPP authorized the Company to issue 1,250,111 shares of common stock for purchase by eligible employees.

On October 22, 2012, the Company announced the termination of the ESPP as of November 15, 2012 due to a lack of available shares. The cancellation of the awards was accounted for as a repurchase for no consideration. The previously unrecognized compensation cost as of November 15, 2012 of $1.0 million was fully expensed in the fourth quarter of 2012.

The total fair value of ESPP awards recognized as expense during the years ended December 31, 2012, 2011 and 2010 was $1.4 million, $707,000 and $994,000, respectively.

10.	Income Taxes

Total income taxes for the years ended December 31, 2012, 2011 and 2010 were allocated as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
To income	$611	$(9,503)	$7,893
To stockholders’ equity	10	240	277

Total income taxes	$621	$(9,263)	$8,170

Income (loss) before taxes for the years ended December 31, 2012, 2011 and 2010 is comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$(88,945)	$(36,091)	$(27,091)
Foreign	290	1,696	1,534

Income (loss) before taxes	$(88,655)	$(34,395)	$(25,557)

The provision (benefit) for income taxes for the years ended December 31, 2012, 2011 and 2010 is comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$0	$(10,786)	$(3,602)
State	29	0	11
Foreign	74	84	43

Total Current	103	(10,702)	(3,548)

Deferred:
Federal	14	(114)	9,882
State	0	0	789
Foreign	494	1,313	770

Total Deferred	508	1,199	11,441

Provision (benefit) for income taxes	$611	$(9,503)	$7,893

The Company’s deferred tax assets consist of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Accrued expenses	$6,271	$4,941
Inventory obsolescence provision	1,992	1,647
Depreciation and amortization	6,680	4,626
Deferred rent	892	409
Net operating loss and tax credit carryforwards	42,994	32,569
Stock-based compensation	6,069	5,662
Unrecognized tax benefits	613	439

Deferred tax assets	65,511	50,293
Deferred tax liabilities:
Amortization of acquired intangibles	(1,016)	(12,777)

Net deferred tax assets	64,495	37,516
Valuation allowance	(63,881)	(36,395)

Net deferred tax assets	$614	$1,121

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

After a review of the four sources of taxable income described above and after being in a three year cumulative loss position at the end of 2010, the Company recognized a full valuation allowance of $14.8 million related to its U.S.-based deferred taxes created prior to 2010, and recognized a full valuation allowance of $3.1 million related to its U.S.-based deferred tax assets created in 2010.

During 2011 and 2012, the Company recognized full valuation allowances of $14.6 million and $27.5 million, related to its U.S.-based and Canadian deferred tax assets created in those respective years. As a result, no net income tax benefits resulted in the Company’s statements for operations from the operating losses created during those years.

At December 31, 2012, the deferred tax asset valuation allowance consisted of $58.9 million relating to the Company’s domestic deferred tax assets and $5.0 million related to the Company’s Canadian deferred tax assets. At December 31, 2011, the valuation allowance consisted of $32.1 million relating to the Company’s domestic deferred tax assets and $4.3 million related to the Company’s Canadian deferred tax assets.

The net unreserved portion of the Company’s remaining deferred tax assets of $614,000 at December 31, 2012 primarily related to research and development tax credits associated with the Company’s Canadian subsidiary.

The provision (benefit) for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 34% in 2012, 2011 and 2010 to income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Federal tax benefit, at statutory rate	$(30,142)	$(11,694)	$(8,690)
State benefit, net of federal benefit	(757)	(733)	(509)
Change in valuation allowance—current year	27,486	14,612	7,888
Change in valuation allowance—prior year deferreds	0	0	14,840
Tax expense/(benefit) from business combination	0	909	(4,838)
Research and development credits	(856)	(1,731)	(2,044)
Share-based compensation	1,616	526	917
Merger fees	0	0	674
Uncertain tax positions	(46)	(11,809)	322
Goodwill impairment	3,700	596	0
Other	(390)	(179)	(667)

	$611	$(9,503)	$7,893

At December 31, 2012, the Company has U.S. federal net operating loss carryforwards of approximately $91.2 million. Federal net operating loss carryforwards expire at various dates from 2026 through 2032. The Company has California net operating loss carryforwards of approximately $26.4 million, which expire at various dates from 2014 through 2033. The Company has California research and development tax credit carryforwards of approximately $6.1 million. The California tax credits have no expiration date. The Company also has federal research and development tax credit carryforwards of approximately $3.0 million. The federal tax credits expire at various dates from 2027 through 2031.

It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. During the years ended December 31, 2012 and 2011, the Company recognized approximately $50,000 and $9.5 million, respectively, of income tax benefit plus $5,000 and $2.3 million, respectively, of associated interest due to expiration of the applicable statutes of limitations applicable to certain tax years. As of December 31, 2012 and 2011, the total liability for unrecognized tax benefits was $0.4 million and $0.4 million, respectively, and is included in other long-term liabilities.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Amount
Unrecognized tax benefits balance at December 31, 2009	$41,135
Increases related to current and prior year tax positions	251
Settlements and lapses in statutes of limitations	0

Unrecognized tax benefits balance at December 31, 2010	41,386
Increases related to current and prior year tax positions	899
Settlements and lapses in statutes of limitations	(9,490)

Unrecognized tax benefits balance at December 31, 2011	32,795
Increases related to current and prior year tax positions	475
Settlements and lapses in statutes of limitations	(50)

Unrecognized tax benefits balance at December 31, 2012	$33,220

Included in the balances of unrecognized tax benefits at December 31, 2012 are $0.1 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2012 and 2011, the Company recorded approximately $0.2 million and $0.2 million, respectively, of accrued interest related to uncertain tax positions.

In the fourth quarter of 2013, the Company expects to release $71,000 of its liability for unrecognized tax benefits due to the expiration of the statute of limitations applicable to the 2008 taxable year.

The Company and its subsidiaries file U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The California Franchise Tax Board is currently conducting an examination of the Company’s California income tax returns for 2006 and 2007. The Company is also subject to various federal income tax examinations for the 2003 through 2011 calendar years due to the availability of net operating loss carryforwards. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.

11.	Commitments and Contingencies

Capital Leases

The Company did not purchase equipment under capital leases during the year ended December 31, 2012 or 2011. At December 31, 2012 and 2011, assets held under capital leases had a net book value of $0 and $52,000, respectively, net of accumulated amortization of $510,000 and $458,000, respectively. The present value of the net minimum lease payments as of December 31, 2012 is $0.

Operating Leases

The Company leases its office space and certain equipment under non-cancelable operating leases with various terms through 2017. The minimum annual rent on the Company’s office space is subject to increases based on stated rental adjustment terms, property taxes and operating costs and contains rent concessions. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Rental expense under operating leases in 2012, 2011 and 2010 was $4.5 million, $4.7 million and $3.5 million, respectively. The Company’s office space lease contains incentives in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements incurred by the Company which are recorded to rent expense on a straight-line basis over the term of the lease.

The minimum future lease payments under non-cancelable operating leases as of December 31, 2012 are as follows (in thousands):

For the Period Ending December 31,	Amount
2013	$3,613
2014	3,664
2015	2,930
2016	2,899
2017	356

Total minimum lease payments	$13,462

Committed Purchase Orders

The Company has entered into purchase commitments totaling approximately $103.3 million with certain contract manufacturers under which the Company has committed to buy a minimum amount of designated products between January 2013 and December 2013. In certain of these agreements, the Company may be required to acquire and pay for such products up to the prescribed minimum or forecasted purchases.

Management Retention Agreements

During 2004 and 2005, the Company entered into management retention agreements with certain of the Company’s executive officers. The agreements entitle those employees to enumerated severance benefits if, within the one year period immediately following a change of control (as defined in the agreement) or at the direction of an acquirer in anticipation of such an event, the Company terminates the employee’s employment other than for cause or disability or the employee terminates his or her employment for good reason. These severance benefits would include a lump sum payment of three times the sum of the employee’s annual base salary then in effect and the applicable targeted annual bonus, continued employee benefits, accelerated vesting of the employee’s stock incentive awards, a tax equalization payment to eliminate the effects of any applicable excise tax and financial planning and outplacement services.

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

During 2010, the Company entered into management retention agreements with certain of the Company’s executive officers. The agreements entitle those employees to enumerated severance benefits if, within the two year period immediately following a change of control (as defined in the agreement), the Company terminates the employee’s employment other than for cause or disability or the employee terminates his or her employment for good reason. These severance benefits would include a lump sum payment of three times the sum of the employee’s annual base salary then in effect and the applicable targeted annual bonus, continued employee benefits, accelerated vesting of the employee’s stock incentive awards and financial planning and outplacement services. The agreements do not provide for any additional payments by the Company for excise or other taxes.

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

On September 15, 2008 and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al., Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). In May 2010, the district court re-captioned the case In re Novatel Wireless Securities Litigation. The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In May 2010, the court entered an order granting the plaintiffs’ motion for class certification and certified a class of purchasers of Company common stock between February 27, 2007 and September 15, 2008. On February 14, 2011, following extensive discovery, the Company filed a motion for summary judgment on all of plaintiffs’ claims. A trial date had been set for May 10, 2011. On March 15, 2011, the case was reassigned to a new district judge, the Honorable Anthony J. Battaglia. Following the reassignment, the court vacated the trial date pending the court’s consideration of dispositive motions. Oral argument on the motion for summary judgment was heard by the court on June 17, 2011. On November 23, 2011, the court issued an order granting in part and denying in part the motion for summary judgment. On July 9, 2012, the court vacated the pretrial conference date. On December 14, 2012, the court issued an order denying defendants’ motion to exclude the testimony of plaintiffs’ loss causation expert. The court set a pretrial conference for March 8, 2013 and a trial date of June 3, 2013. On February 7, 2013, the court reconsidered its December 14, 2012 order and granted defendants’ motion to exclude plaintiffs’ expert on loss causation. The court, however, gave plaintiffs the opportunity to provide a new report from the expert seeking to cure the deficiencies in the expert’s testimony. The court provided a schedule for the cure process and ordered plaintiffs to bear the burden of defendants’ expenses incurred in this process. The court also reset the pretrial conference for August 22, 2013 and a trial date of November 18, 2013. The Company intends to defend this litigation vigorously. At this time, there can be no assurance as to the ultimate outcome of this litigation. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

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

The Company has accrued $645,000 as of December 31, 2012 related to our best estimate of potential settlements on legal and indemnification matters for which we have deemed the outcome to be probable.

Credit Facility

The Company has a credit facility with a bank to allow margin borrowings based on the Company’s investments in cash equivalents and marketable securities held with the bank. This facility is collateralized by the Company’s cash equivalents and marketable securities held with the bank. Borrowings under the facility incur an interest rate at the bank’s base rate plus 1%. This margin account facility provides the Company with the flexibility to access cash for short periods of time and avoids the need to sell marketable securities for these short-term requirements. At December 31, 2012, the Company had approximately $20.1 million in cash equivalents and marketable securities held at this bank, and the Company’s borrowing limit at December 31, 2012 under the credit facility was $6.8 million. Any monies borrowed and interest incurred are payable on demand, and there is no express expiration date to the credit facility. During three months ended September 30, 2011, the Company borrowed $12.0 million and repaid the entire amount during the same period. During the three months ended September 30, 2012, the Company borrowed $5.0 million and repaid the entire amount during the same period. During three months ended December 31, 2012, the Company borrowed $9.0 million against the facility and repaid the entire amount during the same period. As of December 31, 2012, the Company had no outstanding borrowings under the credit facility.

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

Segment net revenues and segment operating income (loss) represent the primary financial measures used by senior management to assess performance and include the net revenues, cost of net revenues, sales and other operating expenses for which management is held accountable. Segment operating expenses include sales and marketing, research and development, general and administration, and amortization expenses that are directly related to individual segments. Segment earnings (loss) also includes acquisition-related costs, purchase price amortization, impairment charges, restructuring and integration costs.

The table below presents net revenues from external customers, operating income (loss) and identifiable assets for our reportable segments (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net revenues:
Mobile Computing Products	$312,508	$358,106	$332,464
M2M Products and Solutions	31,780	44,756	6,478

Total	$344,288	$402,862	$338,942

Operating income (loss) :
Mobile Computing Products	$(22,924)	$(13,764)	$(23,027)
M2M Products and Solutions	(65,819)	(19,963)	(1,975)

Total	$(88,743)	$(33,727)	$(25,002)

	Year Ended December 31,
	2012	2011
Identifiable assets:
Mobile Computing Products	$141,045	$181,180
M2M Products and Solutions	20,486	67,999

Total	$161,531	$249,179

The Company has operations in the United States, Canada, Europe, Latin America and Asia. The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe, Latin America and Asia (in thousands):

	Year Ended December 31,
	2012	2011
United States	$157,661	$243,030
Canada	2,836	4,764
Europe, Latin America and Asia	1,034	1,385

	$161,531	$249,179

The following table details the Company’s concentration of net revenues by geographic region based on shipping destination:

	Year Ended December 31,
	2012	2011	2010
United States and Canada	93.1%	93.5%	95.0%
Latin America	2.4	0.0	0.0
Europe, Middle East and Africa	4.1	4.0	4.7
Asia and Australia	0.4	2.5	0.3

	100.0%	100.0%	100.0%

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues come from a small number of customers. One customer accounted for 57.5% of 2012 net revenues. Two customers accounted for 50.8% and 13.1% of 2011 net revenues. Two customers accounted for 55.7% and 21.8% of 2010 net revenues. All significant customers are included in the Company’s Mobile Computing Products segment.

A significant portion of the Company’s accounts receivables comes from a small number of customers. At December 31, 2012, the Company had three customers who accounted for 20.7%, 18.5% and 11.5% of total accounts receivable. At December 31, 2011, the Company had two customers who accounted for 46.5% and 19.8% of total accounts receivable.

The Company outsources its manufacturing to several third-party manufacturers. If they were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel the underlying order, which would negatively impact the Company’s net revenues and results of operations.

13.	Retirement Savings Plan

The Company has a defined contribution 401(K) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions under the plan amounted to approximately $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Employer matching contributions vest over a two-year period. The Company has a registered retirement savings plan for its Canadian employees. Substantially all of the Company’s Canadian employees are eligible to participate in this plan. Employees make discretionary contributions to the plan subject to local limitations. Employer contributions to the Canadian plan amounted to approximately $232,000, $280,000 and $236,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

14.	Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2012 and 2011.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2012:
Net revenues	$100,150	$102,446	$71,017	$70,675
Gross profit	20,988	23,251	14,646	13,558
Net loss applicable to common stockholders	(37,921)	(4,500)	(31,933)	(14,912)
Basic and diluted net loss per common share	(1.17)	(0.14)	(0.97)	(0.44)

2011:
Net revenues	$61,784	$118,021	$113,263	$109,794
Gross profit	5,994	26,182	26,690	25,726
Net loss applicable to common stockholders	(22,088)	(3,898)	4,498	(3,404)
Basic and diluted net loss per common share	(0.69)	(0.12)	0.14	(0.11)

SCHEDULE II

NOVATEL WIRELESS, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011 and 2010 (in thousands):

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2012	$245	$439	$57	$627
December 31, 2011	228	41	24	245
December 31, 2010	741	141	654	228
Warranty:
December 31, 2012	1,525	6,261	5,457	2,329
December 31, 2011	2,279	2,642	3,396	1,525
December 31, 2010	3,039	1,350	2,110	2,279
Deferred Tax Asset Valuation Allowance:
December 31, 2012	36,395	27,486	0	63,881
December 31, 2011	21,783	14,612	0	36,395
December 31, 2010	3,897	22,724	4,838	21,783
Sales Returns Allowance:
December 31, 2012	545	497	131	911
December 31, 2011	346	911	712	545
December 31, 2010	303	188	145	346

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 5, 2010, by and between Novatel Wireless, Inc., England Acquisition Corp. and Enfora, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 10, 2010).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000, as amended).

4.2	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.3	Registration Rights Agreement, dated as of March 12, 2003, entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.4	Registration Rights Agreement, dated as of January 13, 2004, entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1*	Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000 as amended).

10.2*	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.3*	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

Exhibit Number	Description

10.4*	Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.7*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.8*	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed May 2 2011).

10.9*	Form of Restricted Share Award Agreement for restricted stock granted to non-employee directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.10*	Form of Restricted Share Award Agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.11*	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed November 2, 2009).

10.12*	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.13*	Employment Agreement, dated November 2, 2007, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007).

10.14*	2009 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed May 2, 2011).

10.15*	2010 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 13, 2010).

10.16*	Form of Severance Agreement between Novatel Wireless, Inc. and each of Kenneth G. Leddon and Robert M. Hadley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 2, 2010.

10.17	2011 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 9, 2011).

10.18	2012 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2012).

21**	Subsidiaries of Novatel Wireless, Inc.

23.1**	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description

24	Power of Attorney (See signature page).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the Novatel Wireless, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*	Management contract, compensatory plan, or arrangement
**	Filed herewith