Form 10-Q
period 2013-03-31
NOVATEL WIRELESS INC
filed 2013-05-10
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s common stock outstanding as of May 6, 2013 was 33,909,937.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2012. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2013	December 31, 2012
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$18,272	$16,044
Restricted cash	661	0
Marketable securities	25,834	38,064
Restricted marketable securities	4,161	0
Accounts receivable, net of allowance for doubtful accounts of $787 at March 31, 2013 and $627 at December 31, 2012	43,521	42,652
Inventories	30,190	39,016
Deferred tax assets, net	126	126
Prepaid expenses and other	4,780	4,829

Total current assets	127,545	140,731

Property and equipment, net of accumulated depreciation of $61,702 at March 31, 2013 and $59,702 at December 31, 2012	14,236	15,229
Marketable securities	9,862	1,201
Intangible assets, net of accumulated amortization of $12,226 at March 31, 2013 and $11,951 at December 31, 2012	2,887	3,163
Deferred tax assets, net	534	584
Other assets	619	623

Total assets	$155,683	$161,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,207	$45,732
Accrued expenses	28,234	27,800
Short-term margin loan facility	4,822	0

Total current liabilities	76,263	73,532
Other long-term liabilities	2,454	2,552

Total liabilities	78,717	76,084

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	0	0
Common stock, par value $0.001; 50,000 shares authorized, 33,893 and 33,655 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	34	34
Additional paid-in capital	439,121	438,477
Accumulated other comprehensive income (loss)	11	14
Accumulated deficit	(337,200)	(328,078)

	101,966	110,447
Treasury stock at cost; 2,436 common shares at March 31, 2013 and December 31, 2012, respectively	(25,000)	(25,000)

Total stockholders’ equity	76,966	85,447

Total liabilities and stockholders’ equity	$155,683	$161,531

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenues	$85,921	$100,150
Cost of net revenues	69,073	79,162

Gross profit	16,848	20,988

Operating costs and expenses:
Research and development	13,811	15,829
Sales and marketing	5,756	7,678
General and administrative	6,326	5,534
Goodwill and intangible assets impairment	0	29,337
Amortization of purchased intangible assets	140	437

Total operating costs and expenses	26,033	58,815

Operating loss	(9,185)	(37,827)
Other income (expense):
Interest income, net	57	83
Other income (expense), net	(77)	7

Loss before income taxes	(9,205)	(37,737)
Income tax provision (benefit)	(83)	184

Net loss	$(9,122)	$(37,921)

Per share data:
Net loss per share:
Basic and diluted	$(0.27)	$(1.17)

Weighted average shares used in computation of basic and diluted net loss per share:
Basic and diluted	33,717	32,296

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(9,122)	$(37,921)
Unrealized gain (loss) on cash equivalents and marketable securities, net of tax	(3)	24

Total comprehensive loss	$(9,125)	$(37,897)

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(9,122)	$(37,921)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,310	3,993
Impairment of goodwill and purchased intangible assets	0	29,337
Provision for bad debts	156	38
Inventory provision	65	251
Share-based compensation expense	949	1,834
Non-cash income tax expense (benefit)	(120)	111
Changes in assets and liabilities:
Accounts receivable	(1,026)	(12,984)
Inventories	8,761	(1,247)
Prepaid expenses and other assets	55	(1,865)
Accounts payable	(644)	(2,683)
Accrued expenses, income taxes, and other	499	2,913

Net cash provided by (used in) operating activities	1,883	(18,223)

Cash flows from investing activities:
Purchases of property and equipment	(2,852)	(1,170)
Purchases of marketable securities	(3,754)	(11,145)
Marketable securities maturities / sales	3,159	5,474

Net cash used in investing activities	(3,447)	(6,841)

Cash flows from financing activities:
Proceeds from the issuance of short-term debt	7,000	0
Principal repayments of short-term debt	(2,178)	0
Restricted cash relating to short-term debt	(661)	0
Principal payments under capital lease obligations	0	(29)
Proceeds from stock option exercises and ESPP net of taxes paid on vested restricted stock units	(304)	(211)

Net cash provided by (used in) financing activities	3,857	(240)
Effect of exchange rates on cash and cash equivalents	(65)	15

Net increase (decrease) in cash and cash equivalents	2,228	(25,289)
Cash and cash equivalents, beginning of period	16,044	47,069

Cash and cash equivalents, end of period	$18,272	$21,780

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$0	$1
Income taxes	$26	$20

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at March 31, 2013 and the results of the Company’s operations for the three months ended March 31, 2013 and 2012 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

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

2. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

March 31, 2013	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$4,272	$0	$0	$4,272
Municipal bonds	1 or less	11,377	10	0	11,387
Certificates of deposit	1 or less	4,999	0	0	4,999
Corporate debentures / bonds	1 or less	9,334	3	0	9,337

Total short-term marketable securities		29,982	13	0	29,995

Available-for-sale:
Municipal bonds	1 to 2	1,668	2	0	1,670
Certificates of deposit	1 to 2	1,920	0	0	1,920
Corporate debentures / bonds	1 to 2	6,279	0	(7)	6,272

Total long-term marketable securities		9,867	2	(7)	9,862

		$39,849	$15	$(7)	$39,857

December 31, 2012	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$3,265	$1	$0	$3,266
Municipal bonds	1 or less	11,246	14	0	11,260
Certificates of deposit	1 or less	6,200	5	0	6,205
Corporate debentures / bonds	1 or less	17,330	3	0	17,333

Total short-term marketable securities		38,041	23	0	38,064

Available-for-sale:
Certificates of deposit	1 to 2	1,200	1	0	1,201

Total long-term marketable securities		1,200	1	0	1,201

		$39,241	$24	$0	$39,265

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

The Company has a credit facility with a bank to allow margin borrowings based on the Company’s investments in cash equivalents and marketable securities held with the bank. This facility is collateralized by the Company’s cash equivalents and marketable securities held with the bank. At March 31, 2013, the Company had approximately $18.0 million in cash equivalents and marketable securities held at this bank. Any monies borrowed and interest incurred are payable on demand, and there is no express expiration date to the credit facility. During the three months ended March 31, 2013, the Company borrowed approximately $7.0 million, and had outstanding borrowings of $4.8 million under this facility at March 31, 2013. Under the terms of the credit facility, the bank may liquidate any of the Company’s cash equivalents or marketable securities held at any time in order to recoup the outstanding balance of the facility. Accordingly, a like amount of cash equivalents and marketable equity securities have been classified by the Company as restricted cash and restricted marketable securities on the balance sheet at March 31, 2013. At March 31, 2013 the Company had restricted cash of $661,000 and restricted marketable securities of $4.2 million related to the outstanding borrowings under the credit facility. The restricted marketable securities of $4.2 million are included in the March 31, 2013 marketable securities presented in the table above.

As of March 31, 2013, the Company recorded a net unrealized gain of $8,000. The Company’s net unrealized gain is the result of market conditions affecting its fixed-income, debt and equity securities, which are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet for the period then ended.

Inventories

Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Finished goods	$21,516	$26,776
Raw materials and components	8,674	12,240

	$30,190	$39,016

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Royalties	$5,002	$4,349
Payroll and related expenses	8,250	7,788
Product warranty	2,664	2,329
Market development funds and price protection	2,176	2,147
Deferred rent	667	573
Professional fees	1,738	1,549
Deferred revenue	4,025	4,630
Other	3,712	4,435

	$28,234	$27,800

Accrued Warranty Obligations

Accrued warranty obligations consist of the following (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Warranty liability at beginning of period	$2,329	$1,525
Additions charged to operations	2,256	1,267
Deductions from liability	(1,921)	(1,054)

Warranty liability at end of period	$2,664	$1,738

The Company accrues warranty costs based on estimates of future warranty-related replacement, repairs or rework of products. The Company generally provides one to three years of coverage for products following the date of purchase and the Company accrues the estimated cost of warranty coverage as a component of cost of net revenues in the condensed consolidated statements of operations at the time revenue is recognized. In estimating our future warranty obligations, we consider various relevant factors, including the historical frequency and volume of claims, and the cost to replace or repair products under warranty.

3. Intangible Assets

The Company’s amortizable purchased intangible assets resulting from its acquisition of Enfora are composed of (in thousands):

	March 31, 2013				December 31, 2012
	Gross	Accumulated Amortization	Accumulated Impairment	Net	Gross	Accumulated Amortization	Accumulated Impairment	Net
Developed technologies	$26,000	$(5,869)	$(19,547)	$584	$26,000	$(5,786)	$(19,547)	$667
Trade name	12,800	(2,277)	(8,582)	1,941	12,800	(2,147)	(8,582)	2,071
Other	3,720	(1,934)	(1,620)	166	3,720	(1,923)	(1,620)	177

Total amortizable purchased intangible assets	$42,520	$(10,080)	$(29,749)	$2,691	$42,520	$(9,856)	$(29,749)	$2,915

The following table presents details of the amortization of purchased intangible assets included in the cost of net revenues and general and administrative expense categories (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of net revenues	$84	$961
General and administrative expenses	140	437

Total amortization expense	$224	$1,398

During the quarter ended March 31, 2012, the Company recorded an impairment loss of $22.8 million related to a decrease in the estimated fair values of the purchased intangible assets fair values.

The following table represents details of the amortization of existing purchased intangible assets that is currently estimated to be expensed in the remainder of 2013 and thereafter (in thousands):

Fiscal year:	Amount
2013 (remaining 9 months)	$672
2014	895
2015	562
2016	562

Total	$2,691

Additionally, at March 31, 2013 and December 31, 2012, the Company had $196,000 and $248,000, respectively, of acquired software licenses, net of accumulated amortization of $2.1 million and $2.1 million, respectively. The acquired software licenses represent rights to use certain software necessary for commercial sale of the Company’s products.

4. Goodwill

As a result of goodwill impairment charges recorded during the twelve months ended December 31, 2012, the carrying amount of goodwill at December 31, 2012 and March 31, 2013 was zero. The carrying amount of goodwill at December 31, 2011 was $19.8 million. The Company recorded goodwill impairment charges during the first and third quarters of 2012 of $6.6 million and $13.2 million, respectively.

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

Based upon fair value tests performed with the assistance of third party independent appraisals, during the first quarter of 2012 the Company recorded pre-tax goodwill impairment charges of $6.6 million and a purchased intangible asset impairment charge of $22.8 million.

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

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of March 31, 2013 (in thousands):

Description	March 31, 2013	Level 1	Level 2
Assets:
Cash equivalents
Money market funds	$47	$47	$0
US Treasury securities	731	0	731

Total cash equivalents	778	47	731

Short-term marketable securities:
Available-for-sale:
Government agency securities	4,272	0	4,272
Municipal bonds	11,387	0	11,387
Certificates of deposit	4,999	0	4,999
Corporate debentures / bonds	9,337	0	9,337

Total short-term marketable securities	29,995	0	29,995

Long-term marketable securities:
Available-for-sale:
Municipal bonds	1,670	0	1,670
Certificates of deposit	1,920	0	1,920
Corporate debentures / bonds	6,272	0	6,272

Total long-term marketable securities	9,862	0	9,862

Total financial assets	$40,635	$47	$40,588

See Note 2 for discussion of restricted cash and restricted marketable securities related to our credit facility.

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2012 (in thousands):

Description	December 31, 2012	Level 1	Level 2
Assets:
Cash equivalents
Money market funds	$47	$47	$0
US Treasury securities	3,429	0	3,429

Total cash equivalents	3,476	47	3,429

Short-term marketable securities:
Available-for-sale:
Government agency securities	3,266	0	3,266
Municipal bonds	11,260	0	11,260
Certificates of deposit	6,205	0	6,205
Corporate debentures / bonds	17,333	0	17,333

Total short-term marketable securities	38,064	0	38,064

Long-term marketable securities:
Available-for-sale:
Certificates of deposit	1,201	0	1,201

Total long-term marketable securities	1,201	0	1,201

Total financial assets	$42,741	$47	$42,694

6. Share-Based Compensation

The Company included the following amounts for share-based compensation awards in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of net revenues (1)	$(24)	$194
Research and development	291	695
Sales and marketing	204	362
General and administrative	478	583

Totals	$949	$1,834

(1)	Negative expense resulted from change in the estimated forfeiture rate during the first quarter of 2013.

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

Segment revenues and segment operating income (loss) represent the primary financial measures used by senior management to assess performance and include the net revenues, cost of net revenues, sales and other operating expenses for which management is held accountable. Segment expenses include sales and marketing, research and development, administration, and amortization expenses that are directly related to individual segments. Segment earnings (loss) also includes acquisition-related costs, purchase price amortization, restructuring, impairment and integration costs. The table below presents net revenues from external customers, operating loss and identifiable assets for our reportable segments (in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenues by reportable segment:
Mobile Computing Products	$75,620	$90,878
M2M Products and Solutions	10,301	9,272

Total	$85,921	$100,150

Operating loss by reportable segment:
Mobile Computing Products	$(5,500)	$(3,470)
M2M Products and Solutions	(3,685)	(34,357)

Total	$(9,185)	$(37,827)

	March 31, 2013	December 31, 2012

Identifiable assets by reportable segment:
Mobile Computing Products	$133,858	$141,045
M2M Products and Solutions	21,825	20,486

Total	$155,683	$161,531

The Company has operations in the United States, Canada, Europe, LatAmerica and Asia. The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe, Latin America and Asia (in thousands):

	March 31, 2013	December 31, 2012

United States	$151,739	$157,661
Canada	3,011	2,836
Europe, Latin America and Asia	933	1,034

	$155,683	$161,531

The following table details the concentration of the Company’s net revenues by geographic region:

	Three months ended March 31,
	2013	2012
United States and Canada	95.2%	91.6%
Latin America	0.4	4.5
Europe, Middle East and Africa	4.2	3.3
Asia and Australia	0.2	0.6

	100.0%	100.0%

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of cellular wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues are derived from a small number of customers. For the three months ended March 31, 2013, sales to our largest customer accounted for 60% of net revenues. In the same period in 2012, sales to our two largest customers accounted for 55% and 13% of net revenues. The Company outsources its manufacturing to several third-party contract manufacturers. If one or more of these manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company’s revenues and results of operations.

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

As of March 31, 2013 and 2012, basic and diluted weighted-average common shares outstanding were 33,716,594 and 32,295,942, respectively. As of March 31, 2013 and 2012, weighted-average options, RSUs, and ESPP shares to acquire a total of 6,027,732 and 6,001,156 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

On September 15, 2008 and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al., Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). In May 2010, the district court re-captioned the case In re Novatel Wireless Securities Litigation. The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In May 2010, the court entered an order granting the plaintiffs’ motion for class certification and certified a class of purchasers of our common stock between February 27, 2007 and September 15, 2008. On February 14, 2011, following extensive discovery, we filed a motion for summary judgment on all of plaintiffs’ claims. A trial date had been set for May 10, 2011. On March 15, 2011, the case was reassigned to a new district judge, the Honorable Anthony J. Battaglia. Following the reassignment, the court vacated the trial date pending the court’s consideration of dispositive motions. Oral argument on the motion for summary judgment was heard by the court on June 17, 2011. On November 23, 2011, the court issued an order granting in part and denying in part the motion for summary judgment. On July 9, 2012, the court vacated the final pretrial conference date. On December 14, 2012, the court issued an order denying defendants’ motion to exclude the testimony of plaintiffs’ loss causation expert. The court set a pretrial conference for March 8, 2013 and a trial date of June 3, 2013. On February 7, 2013, the court reconsidered its December 14, 2012 order and granted defendants’ motion to exclude plaintiffs’ expert on loss causation. The court, however, gave plaintiffs the opportunity to provide a new report from the expert seeking to cure the deficiencies in the expert’s testimony. The court provided a schedule for the cure process and ordered plaintiffs to bear the burden of defendants’ expenses incurred in this process. The plaintiffs moved for reconsideration of the court’s February 7, 2013 order. On March 6, 2013, the court denied the plaintiffs’ motion for reconsideration with respect to the plaintiffs’ expert report, but granted the motion with respect to shifting the costs of the defendants’ expenses. The parties have briefed the court on this issue. On May 1, 2013, the court issued an order setting the pretrial conference for October 3, 2013 and a trial date of January 6, 2014. The Company intends to defend this litigation vigorously. At this time, there can be no assurance as to the ultimate outcome of this litigation. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

On September 24, 2010, NovAtel, Inc., a Canadian company (“NovAtel Canada”) filed a trademark infringement lawsuit entitled NovAtel, Inc. v. Novatel Wireless Technologies, Ltd., et al, Action No. 1001-14265 in the Court of Queens Bench of Alberta Canada, Judicial District of Calgary. The Statement of Claim alleges that Novatel Wireless Technologies, Ltd., Novatel Wireless Solutions, Inc. and Novatel Wireless, Inc., or collectively, the Company, are infringing NovAtel Canada’s purported rights in the “Novatel” trademark in breach of a settlement agreement between NovAtel Canada and the Company. The parties resolved all claims alleged in this matter without any payment by the Company. The matter was dismissed on March 12, 2013.

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

After a review of the four sources of taxable income as of March 31, 2013 (as described above), the Company recognized increases in the valuation allowance primarily related to its U.S.-based deferred tax amounts, resulting from carryforward net operating losses, and Canadian-based deferred tax amounts, resulting from research and development tax credits, generated during the three months ended March 31, 2013. These deferred tax benefits, combined with a corresponding charge to income tax expense related to an increased valuation allowance of $4.4 million for the three months ended March 31, 2013, resulted in an insignificant effective income tax rate. The Company’s valuation allowance was $68.3 million on net deferred tax assets of $68.9 million at March 31, 2013. The net unreserved portion of the Company’s remaining deferred tax assets at March 31, 2013 primarily related to research and development tax credits associated with the Company’s Canadian subsidiary.

For the three months ended March 31, 2013, the Company recorded an income tax benefit, including discrete items, of $83,000. This amount varies from the income tax benefit that would be computed at the U.S. statutory rate resulting from its operating loss during the period primarily due to the aforementioned offsetting increase in the Company’s deferred tax assets valuation allowance.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is “more-likely-than-not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of March 31, 2013 and December 31, 2012, the total liability for unrecognized tax benefits was $198,000 and $367,000, respectively, and is included in other long-term liabilities. For the three months ended March 31, 2013, the Company included $169,000 of interest benefit related to uncertain tax positions in its condensed consolidated statements of operations.

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

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2012 contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

General and administrative expenses include primarily corporate functions such as accounting, human resources, professional legal fees, administrative support, and professional fees. This category also includes the expenses needed to operate as a publicly-traded company, including Sarbanes-Oxley compliance, SEC filings, stock-exchange fees, and investor-relations expense. Although general and administrative expenses have been relatively stable and are not directly related to revenue levels, certain expenses such as litigation settlements, legal expenses, and provisions for bad debts may impact future general and administrative expenses.

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

Goodwill. Our goodwill resulted from the acquisition of Enfora (M2M Products and Solutions) in the fourth quarter of 2010. In accordance with the FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other (“ASC Topic 350”), we review goodwill for impairment at least annually at the beginning of the fourth quarter of each year, and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit below its carrying value. During the year ended December 31, 2012 impairment charges were recorded for the full remaining amount of goodwill resulting in a zero balance in goodwill at December 31, 2012.

The significant accounting policies used in preparation of these consolidated financial statements for the three months ended March 31, 2013 are consistent with those discussed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 in all material respects and in Note I to the consolidated financial statements included in this report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2013 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net revenues. Net revenues for the three months ended March 31, 2013 were $85.9 million, a decrease of $14.2 million or 14.2% compared to the same period in 2012.

The following table summarizes net revenues by reportable segment and net revenues by product categories during the three months ended March 31, 2013 and March 31, 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenues by reportable segment:
Mobile Computing Products	$75,620	$90,878
M2M Products and Solutions	10,301	9,272

Total	$85,921	$100,150

Net revenues by product categories:
Mobile Broadband Devices	$70,158	$85,616
Embedded Solutions	9,413	5,718
Asset Management Solutions & Services	6,350	8,816

Total	$85,921	$100,150

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the three months ended March 31, 2013 were $75.6 million, a decrease of $15.3 million or 16.8% compared to the same period in 2012. The decrease is primarily attributable to lower sales of Mobile Broadband devices caused by increased market competition at our two largest customers.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the three months ended March 31, 2013 were $10.3 million, compared with $9.3 million for the same period last year. The increase is primarily due to increased sales of our recently launched HS3001 device to our largest M2M Products and Solutions customer.

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

Asset Management Solutions and Services are mobile intelligent wireless broadband terminal devices and communications management software, or CMS, that transmit information about the assets into which these products interface. These hardware and software products can be bundled or sold separately. The CMS software activates the terminal device onto the wireless network and manages its functionality and data received from the terminal device.

Cost of net revenues. Cost of net revenues for the three months ended March 31, 2013 was $69.1 million, or 80.4% of net revenues, as compared to $79.2 million, or 79.0% of net revenues, for the same period in 2012. During the first quarter of 2013, the cost of net revenues as a percentage of net revenues increased due to higher warranty costs during the quarter, partially offset by lower quarter over quarter purchased intangible amortization expense decreasing to $84,000 during the quarter ended March 31, 2013 as compared to $961,000 in the comparable quarter of 2012. The cost of net revenues as a percentage of revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the three months ended March 31, 2013 was $16.8 million, or a gross margin of 19.6% of net revenues, compared to $21.0 million, or a gross margin of 21.0% of net revenues for the same period in 2012. The gross margin decrease was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. We expect that our gross margin percentage will continue to fluctuate from quarter to quarter depending on revenue levels, product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the three months ended March 31, 2013 were $13.8 million, or 16.1% of net revenues, compared to $15.8 million, or 15.8% of net revenues, for the same period in 2012. Research and development expenses for the three months ended March 31, 2013 were lower as compared to the same period in 2012, due to reduced labor cost attributed to headcount reductions and lower outside service costs.

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

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2013 were $5.8 million, or 6.7% of net revenues, compared to $7.7 million, or 7.7% of net revenues, for the same period in 2012. Sales and marketing expenses for the three months ended March 31, 2013 were lower as compared to the same period in 2012, primarily due to a decrease in salaries and related expenditures.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2013 were $6.3 million, or 7.4% of net revenues, compared to $5.5 million, or 5.5% of net revenues, for the same period in 2012. General and administrative expenses for the three months ended March 31, 2013 were higher as compared to the same period in 2012 primarily due to increased legal fees, partially offset by reduced labor cost attributed to headcount reductions. While we are closely monitoring and working to control general and administrative costs, we expect these costs to be negatively impacted by legal fees to defend the claims described in Note 9 to our condensed consolidated financial statements included in this report. During the first quarter periods in 2013 and 2012, the Company incurred $2.3 million and $1.1 million in legal expenses, respectively. The increase in legal expenses is primarily due to external legal fees related to litigation and resulting settlement agreements reached during the three months ended March 31, 2013. The settlement amounts were recorded in the fourth quarter of 2012.

Goodwill and intangible assets impairments. No impairments were recorded during the three months ended March 31, 2013. During the first quarter of 2012, based on actual operating results, and reductions in management’s estimates of forecasted operating results of the M2M products and solutions reporting unit principally due to an updated view of competitive pressures impacting average selling prices, customer product and technology selections, and the loss of certain customers, the Company determined there were sufficient indicators of impairment present to require an interim impairment analysis. Based on the fair value tests performed, the Company recorded a pre-tax goodwill impairment charge of $6.6 million and a purchased intangible asset charge of $22.8 million during the first quarter of 2012.

Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended March 31, 2013 was $140,000, compared to $437,000 for the same period 2012. The decrease in amortization expense for the three months ended March 31, 2013 was caused by the lower net asset value of the intangible assets resulting from impairment charges recorded during 2012.

Interest income, net. Interest income, net, for the three months ended March 31, 2013 was $57,000 as compared to $83,000 for the same period in 2012. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.40% and 0.40% in the first quarter of 2013 and 2012, respectively.

Other income (expense), net. Other income (expense), net, for the three months ended March 31, 2013 was $77,000 of expense as compared to income of $7,000 for the same period in 2012.

Income tax expense (benefit). Income tax benefit for the three months ended March 31, 2013 was $83,000, as compared to $184,000 of expense for the same period in 2012.

The effective tax rate for the three months ended March 31, 2013 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated in the first quarter of 2013.

Net loss. For the three months ended March 31, 2013, we reported a net loss of $9.1 million, as compared to a net loss of $37.9 million for the same period in 2012. The improvement in net loss primarily resulted from no impairment being recorded during the three months ended March 31, 2013. During the same period in 2012, we recorded pre-tax goodwill impairment charges of $6.6 million and a purchased intangible asset impairment charge of $22.8 million.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations.

To address short term liquidity requirements resulting from working capital changes the Company entered into a margin credit facility with a bank in 2011. The use of this margin credit facility allows the Company to meet short-term cash requirements and avoid selling cash equivalents and marketable securities. Borrowings under this facility are collateralized by Company cash and cash equivalents and marketable securities on deposit at the bank. During the three months ended March 31, 2013, the Company borrowed approximately $7.0 million, and had outstanding borrowings of $4.8 million under this facility at March 31, 2013. Under the terms of the credit facility, the bank may liquidate any of the Company’s cash equivalents or marketable securities held at any time in order to recoup the outstanding balance of the facility. Accordingly, a like amount of cash equivalents and marketable equity securities have been classified by the Company as restricted cash and restricted marketable securities on the balance sheet at March 31, 2013. At March 31, 2013 the Company had restricted cash of $661,000 and restricted marketable securities of $4.2 million related to the outstanding borrowings under the credit facility. The Company’s borrowing limit at March 31, 2013 under the credit facility was $5.9 million.

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

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities (in thousands):

	March 31, 2013 (unaudited)	December 31, 2012

Working capital(1)	$51,282	$67,199

Cash and cash equivalents (2)(3)	$18,272	$16,044
Short-term marketable securities (2)(4)	25,834	38,064
Long-term marketable securities	9,862	1,201

Total cash and cash equivalents and marketable securities	$53,968	$55,309

(1)	Working capital is defined as the excess of current assets over current liabilities.
(2)	Included in working capital.
(3)	Excludes restricted cash.
(4)	Excludes restricted marketable securities.

Our working capital decreased $15.9 million from December 31, 2012 to March 31, 2013. The decrease was primarily due to investment of short-term marketable securities maturities into long-term marketable securities.

As of March 31, 2013, cash and cash equivalents and marketable securities decreased by $1.3 million from December 31, 2012. The principal components of this net decrease was the cash used to pay for acquisition of property, plant and equipment of $2.9 million, partially offset by cash provided by our operating activities of $1.9 million.

Historical Cash Flows

The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$1,883	$(18,223)
Net cash used in investing activities	(3,447)	(6,841)
Net cash provided by (used in) financing activities	3,857	(240)
Effect of exchange rates on cash and cash equivalents	(65)	15

Net increase (decrease) in cash and cash equivalents	2,228	(25,289)
Cash and cash equivalents, beginning of period	16,044	47,069

Cash and cash equivalents, end of period	$18,272	$21,780

Operating activities. Net cash provided by operating activities was $1.9 million for the three months ended March 31, 2013 compared to net cash used by operating activities of $18.2 million for the same period in 2012. Net cash provided for the three months ended March 31, 2013 was attributable to net losses in the period, offset by a net increase in cash caused by changes in working capital accounts, and non-cash charges for depreciation and amortization and share based compensation expense. For the three months ended March 31, 2012, net cash used by operating activities was primarily related to net losses for the period, along with decreases in cash caused by a reduction in accounts payable, and increases in accounts receivable, inventories, and prepaid and other assets. These were partially offset by non-cash charges for impairments of goodwill and intangibles, depreciation and amortization, and share based compensation expense, and an increase in accrued expenses.

Investing activities. Net cash used in investing activities during the three months ended March 31, 2013 was $3.5 million compared to $6.8 million used during the same period in 2012. Cash used in investing activities during the three months ended March 31, 2013 was related to purchases of property, plant, and equipment for approximately $2.9 million, and net purchases of marketable securities of $595,000. Cash used in investing activities during the same period in 2012 was primarily related to net purchases of marketable securities of $5.7 million, and purchases of property, plant, and equipment for approximately $1.2 million.

Financing activities. Net cash provided by financing activities during the three months ended March 31, 2013 was $3.9 million compared to cash used of $240,000 during the same period in 2012. Net cash provided by financing activities in 2013 was primarily related to proceeds received from borrowing on our margin credit facility, partially offset by principal repayments and restricted cash on our margin credit facility borrowings, and payroll taxes paid on behalf of employees for restricted stock units which vested during the period. Net cash used in financing activities in 2012 was primarily related to payroll taxes paid on behalf of employees for restricted stock units which vested during the period and principal payments for capital lease obligations.

Other Liquidity Needs

We expect to incur ongoing professional fees and expenses to defend litigation filed against us or related to our products, which litigation is discussed in Note 9 to our condensed consolidated financial statements included in this report. These costs cannot be estimated at this time.

During the next twelve months, we currently plan to incur approximately $5.0 million for discretionary capital expenditures, including the acquisition of additional software licenses.

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

Since December 31, 2012, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In Backe v. Novatel Wireless, Inc. et al., United States District Court for the Southern District of California (San Diego), Case No. 3:08-cv-01689-AJB-RBB (consolidated with Case No. 3:08-cv-01714-H-RBB (U.S.D.C., S.D. Cal.)), the court, on May 1, 2013, set the final pretrial conference for October 3, 2013 and a trial date of January 6, 2014.

For additional information regarding these matters, see Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the Novatel Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2013	Novatel Wireless, Inc.

	By:	/S/ PETER LEPARULO
Peter Leparulo
Chairman and Chief Executive Officer

	By:	/S/ KENNETH LEDDON
Kenneth Leddon
Senior Vice President and Chief Financial Officer