Form 10-Q
period 2013-06-30
NOVATEL WIRELESS INC
filed 2013-08-09
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2013 was 34,070,316.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2013	December 31, 2012
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$24,863	$16,044
Marketable securities	21,203	38,064
Restricted marketable securities	1,583	0
Accounts receivable, net of allowance for doubtful accounts of $1,009 at June 30, 2013 and $627 at December 31, 2012	39,582	42,652
Inventories	28,897	39,016
Deferred tax assets, net	126	126
Prepaid expenses and other	5,443	4,829

Total current assets	121,697	140,731

Property and equipment, net of accumulated depreciation of $63,680 at June 30, 2013 and $59,702 at December 31, 2012	13,392	15,229
Marketable securities	11,586	1,201
Intangible assets, net of accumulated amortization of $12,478 at June 30, 2013 and $11,951 at December 31, 2012	2,635	3,163
Deferred tax assets, net	468	584
Other assets	618	623

Total assets	$150,396	$161,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,636	$45,732
Accrued expenses	27,593	27,800
Short-term margin loan facility	1,583	0

Total current liabilities	77,812	73,532
Other long-term liabilities	2,557	2,552

Total liabilities	80,369	76,084

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	0	0
Common stock, par value $0.001; 50,000 shares authorized, 33,957 and 33,655 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	34	34
Additional paid-in capital	440,109	438,477
Accumulated other comprehensive income (loss)	(24)	14
Accumulated deficit	(345,092)	(328,078)

	95,027	110,447
Treasury stock at cost; 2,436 common shares at June 30, 2013 and December 31, 2012, respectively	(25,000)	(25,000)

Total stockholders’ equity	70,027	85,447

Total liabilities and stockholders’ equity	$150,396	$161,531

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$91,124	$102,446	$177,045	$202,596
Cost of net revenues	72,100	79,195	141,173	158,357

Gross profit	19,024	23,251	35,872	44,239

Operating costs and expenses:
Research and development	13,018	14,457	26,829	30,286
Sales and marketing	5,854	7,310	11,610	14,988
General and administrative	7,755	5,702	14,081	11,236
Goodwill and intangible assets impairment	0	0	0	29,337
Amortization of purchased intangible assets	141	227	281	664

Total operating costs and expenses	26,768	27,696	52,801	86,511

Operating loss	(7,744)	(4,445)	(16,929)	(42,272)
Other income (expense):
Interest income, net	21	83	78	166
Other income (expense), net	(65)	(153)	(142)	(146)

Loss before income taxes	(7,788)	(4,515)	(16,993)	(42,252)
Income tax provision (benefit)	104	(15)	21	169

Net loss	$(7,892)	$(4,500)	$(17,014)	$(42,421)

Per share data:
Net loss per share:
Basic and diluted	$(0.23)	$(0.14)	$(0.50)	$(1.31)

Weighted average shares used in computation of basic and diluted net loss per share:
Basic and diluted	33,915	32,674	33,817	32,485

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(7,892)	$(4,500)	$(17,014)	$(42,421)
Unrealized gain (loss) on cash equivalents and marketable securities, net of tax	(35)	(7)	(38)	17

Total comprehensive loss	$(7,927)	$(4,507)	$(17,052)	$(42,404)

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(17,014)	$(42,421)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale/disposal of fixed asset	18	28
Depreciation and amortization	4,544	6,972
Impairment of goodwill and purchased intangible assets	0	29,337
Provision for bad debts	382	88
Net impairment loss on marketable securities	0	39
Inventory provision	1,823	316
Share-based compensation expense	1,889	3,657
Non-cash income tax expense (benefit)	(48)	97
Changes in assets and liabilities:
Accounts receivable	2,689	(11,271)
Inventories	8,296	2,398
Prepaid expenses and other assets	(608)	(2,250)
Accounts payable	4,322	(10,869)
Accrued expenses, income taxes, and other	208	425

Net cash provided by (used in) operating activities	6,501	(23,454)

Cash flows from investing activities:
Purchases of property and equipment	(3,725)	(3,588)
Purchases of marketable securities	(9,661)	(17,530)
Marketable securities maturities / sales	14,516	12,059

Net cash provided by (used in) investing activities	1,130	(9,059)

Cash flows from financing activities:
Proceeds from the issuance of short-term debt	10,000	0
Principal repayments of short-term debt	(8,444)	0
Principal payments under capital lease obligations	0	(46)
Proceeds from stock option exercises and ESPP net of taxes paid on vested restricted stock units	(261)	734

Net cash provided by financing activities	1,295	688
Effect of exchange rates on cash and cash equivalents	(107)	(47)

Net increase (decrease) in cash and cash equivalents	8,819	(31,872)
Cash and cash equivalents, beginning of period	16,044	47,069

Cash and cash equivalents, end of period	$24,863	$15,197

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4	$1
Income taxes	$60	$39

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at June 30, 2013 and the results of the Company’s operations for the three and six months ended June 30, 2013 and 2012 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

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

2. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

June 30, 2013	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$1,004	$0	$0	$1,004
Municipal bonds	1 or less	10,576	4	0	10,580
Certificates of deposit	1 or less	4,520	0	0	4,520
Corporate debentures / bonds	1 or less	6,693	0	(11)	6,682

Total short-term marketable securities		22,793	4	(11)	22,786

Available-for-sale:
Municipal bonds	1 to 2	157	0	0	157
Certificates of deposit	1 to 2	3,220	0	0	3,220
Corporate debentures / bonds	1 to 2	8,238	0	(29)	8,209

Total long-term marketable securities		11,615	0	(29)	11,586

		$34,408	$4	$(40)	$34,372

December 31, 2012	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$3,265	$1	$0	$3,266
Municipal bonds	1 or less	11,246	14	0	11,260
Certificates of deposit	1 or less	6,200	5	0	6,205
Corporate debentures / bonds	1 or less	17,330	3	0	17,333

Total short-term marketable securities		38,041	23	0	38,064

Available-for-sale:
Certificates of deposit	1 to 2	1,200	1	0	1,201

Total long-term marketable securities		1,200	1	0	1,201

		$39,241	$24	$0	$39,265

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

The Company has a credit facility with a bank to allow margin borrowings based on the Company’s investments in cash equivalents and marketable securities held with the bank. This facility is collateralized by the Company’s cash equivalents and marketable securities held with the bank. At June 30, 2013, the Company had approximately $11.7 million in marketable securities held at this bank. Any monies borrowed and interest incurred are payable on demand, and there is no express expiration date to the credit facility. During the three and six months ended June 30, 2013, the Company borrowed approximately $3.0 million and $10.0 million, respectively, and had outstanding borrowings of $1.6 million under this facility at June 30, 2013. Under the terms of the credit facility, the bank may liquidate any of the Company’s cash equivalents or marketable securities held at any time in order to recoup the outstanding balance of the facility. Accordingly, a like amount of marketable equity securities have been classified by the Company as restricted marketable securities on the balance sheet at June 30, 2013. At June 30, 2013 the Company had no cash equivalents held at this bank. The restricted marketable securities of $1.6 million are included in the June 30, 2013 marketable securities presented in the table above.

As of June 30, 2013, the Company recorded a net unrealized loss of $36,000, or $24,000 net of tax. The Company’s net unrealized loss is the result of market conditions affecting its fixed-income, debt and equity securities, which are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet for the period then ended. As of June 30, 2013 and December 31, 2012, we did not have any investments in marketable securities with a material unrealized loss position for twelve months or greater.

Inventories

Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Finished goods	$19,810	$26,776
Raw materials and components	9,087	12,240

	$28,897	$39,016

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Royalties	$5,574	$4,349
Payroll and related expenses	6,112	7,788
Product warranty	2,451	2,329
Market development funds and price protection	2,075	2,147
Deferred rent	694	573
Professional fees	2,715	1,549
Deferred revenue	3,932	4,630
Other	4,040	4,435

	$27,593	$27,800

Accrued Warranty Obligations

Accrued warranty obligations consist of the following (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Warranty liability at beginning of period	$2,664	$1,738	$2,329	$1,525
Additions charged to operations	1,708	1,845	3,363	2,730
Deductions from liability	(1,921)	(909)	(3,241)	(1,581)

Warranty liability at end of period	$2,451	$2,674	$2,451	$2,674

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

3. Intangible Assets

The Company’s amortizable purchased intangible assets resulting from its acquisition of Enfora are composed of (in thousands):

	June 30, 2013				December 31, 2012
	Gross	Accumulated Amortization	Accumulated Impairment	Net	Gross	Accumulated Amortization	Accumulated Impairment	Net
Developed technologies	$26,000	$(5,953)	$(19,547)	$500	$26,000	$(5,786)	$(19,547)	$667
Trade name	12,800	(2,406)	(8,582)	1,812	12,800	(2,147)	(8,582)	2,071
Other	3,720	(1,945)	(1,620)	155	3,720	(1,923)	(1,620)	177

Total amortizable purchased intangible assets	$42,520	$(10,304)	$(29,749)	$2,467	$42,520	$(9,856)	$(29,749)	$2,915

The following table presents details of the amortization of purchased intangible assets included in the cost of net revenues and general and administrative expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of net revenues	$83	$289	$167	$1,250
General and administrative expenses	141	227	281	664

Total amortization expense	$224	$516	$448	$1,914

During the quarter ended March 31, 2012, the Company recorded an impairment loss of $22.8 million related to a decrease in the estimated fair values of the purchased intangible assets fair values.

The following table represents details of the amortization of existing purchased intangible assets that is currently estimated to be expensed in the remainder of 2013 and thereafter (in thousands):

Fiscal year:	Amount
2013 (remaining 6 months)	$448
2014	895
2015	562
2016	562

Total	$2,467

Additionally, at June 30, 2013 and December 31, 2012, the Company had $168,000 and $248,000, respectively, of acquired software licenses, net of accumulated amortization of $2.2 million and $2.1 million, respectively. The acquired software licenses represent rights to use certain software necessary for commercial sale of the Company’s products.

4. Goodwill

As a result of goodwill impairment charges recorded during the twelve months ended December 31, 2012, the carrying amount of goodwill at December 31, 2012 and June 30, 2013 was zero. The carrying amount of goodwill at December 31, 2011 was $19.8 million. The Company recorded goodwill impairment charges during the first and third quarters of 2012 of $6.6 million and $13.2 million, respectively.

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

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of June 30, 2013 (in thousands):

Description	June 30, 2013	Level 1	Level 2
Assets:
Cash equivalents
Money market funds	$10,047	$10,047	$0
US Treasury securities	4	0	4

Total cash equivalents	10,051	10,047	4

Short-term marketable securities:
Available-for-sale:
Government agency securities	1,004	0	1,004
Municipal bonds	10,580	0	10,580
Certificates of deposit	4,520	0	4,520
Corporate debentures / bonds	6,682	0	6,682

Total short-term marketable securities	22,786	0	22,786

Long-term marketable securities:
Available-for-sale:
Municipal bonds	157	0	157
Certificates of deposit	3,220	0	3,220
Corporate debentures / bonds	8,209	0	8,209

Total long-term marketable securities	11,586	0	11,586

Total financial assets	$44,423	$10,047	$34,376

See Note 2 for discussion of restricted marketable securities related to our credit facility.

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

6. Share-Based Compensation

The Company included the following amounts for share-based compensation awards in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of net revenues	$80	$182	$56	$376
Research and development	288	693	579	1,388
Sales and marketing	199	371	403	733
General and administrative	373	577	851	1,160

Totals	$940	$1,823	$1,889	$3,657

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues by reportable segment:
Mobile Computing Products	$80,823	$92,552	$156,443	$183,431
M2M Products and Solutions	10,301	9,894	20,602	19,165

Total	$91,124	$102,446	$177,045	$202,596

Operating loss by reportable segment:
Mobile Computing Products	$(3,348)	$(718)	$(8,848)	$(4,188)
M2M Products and Solutions	(4,396)	(3,727)	(8,081)	(38,084)

Total	$(7,744)	$(4,445)	$(16,929)	$(42,272)

	June 30, 2013	December 31, 2012
Identifiable assets by reportable segment:
Mobile Computing Products	$131,536	$141,045
M2M Products and Solutions	18,860	20,486

Total	$150,396	$161,531

The Company has operations in the United States, Canada, Europe, Latin America and Asia. The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe, Latin America and Asia (in thousands):

	June 30, 2013	December 31, 2012
United States	$146,441	$157,661
Canada	2,634	2,836
Europe, Latin America and Asia	1,321	1,034

	$150,396	$161,531

The following table details the concentration of the Company’s net revenues by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
United States and Canada	95.8%	92.7%	95.6%	92.2%
Latin America	0.8	1.5	0.6	3.0
Europe, Middle East and Africa	3.3	5.5	3.7	4.4
Asia and Australia	0.1	0.3	0.1	0.4

	100.0%	100.0%	100.0%	100.0%

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of cellular wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues are derived from a small number of customers. For the three months ended June 30, 2013, sales to our largest customer accounted for 65% of net revenues. In the same period in 2012, sales to our largest customer accounted for 63% of net revenues. For the six months ended June 30, 2013, sales to our largest customer accounted for 63% of net revenues. In the same period in 2012, sales to our two largest customers accounted for 60% and 11% of net revenues, respectively. The Company outsources its manufacturing to several third-party contract manufacturers. If one or more of these manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company’s revenues and results of operations.

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

For the three and six months ended June 30, 2013, basic and diluted weighted-average common shares outstanding were 33,915,424 and 33,816,558, respectively. During these same periods, weighted-average options and RSUs to acquire a total of 5,962,759 and 5,995,066 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

9. Commitments and Contingencies

Legal Matters

The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. For example, the Company is currently named as a defendant or co-defendant in a number of patent infringement lawsuits in the U.S. and is indirectly participating in other U.S. patent infringement actions pursuant to its contractual indemnification obligations to certain customers. Based on evaluation of these matters and discussions with Company’s intellectual property litigation counsel, the Company believes that potential liabilities arising from or sums paid in settlement of these existing matters would not have a material adverse effect on its consolidated results of operations or financial condition.

On September 15, 2008 and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al., Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). In May 2010, the district court re-captioned the case In re Novatel Wireless Securities Litigation. The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In May 2010, the court entered an order granting the plaintiffs’ motion for class certification and certified a class of purchasers of our common stock between February 27, 2007 and September 15, 2008. On February 14, 2011, following extensive discovery, we filed a motion for summary judgment on all of plaintiffs’ claims. A trial date had been set for May 10, 2011. On March 15, 2011, the case was reassigned to a new district judge, the Honorable Anthony J. Battaglia. Following the reassignment, the court vacated the trial date pending the court’s consideration of dispositive motions. Oral argument on the motion for summary judgment was heard by the court on June 17, 2011. On November 23, 2011, the court issued an order granting in part and denying in part the motion for summary judgment. On July 9, 2012, the court vacated the final pretrial conference date. On December 14, 2012, the court issued an order denying defendants’ motion to exclude the testimony of plaintiffs’ loss causation expert. The court set a pretrial conference for March 8, 2013 and a trial date of June 3, 2013. On February 7, 2013, the court reconsidered its December 14, 2012 order and granted defendants’ motion to exclude plaintiffs’ expert on loss causation. The court, however, gave plaintiffs the opportunity to provide a new report from the expert seeking to cure the deficiencies in the expert’s testimony. The court provided a schedule for the cure process and ordered plaintiffs to bear the burden of defendants’ expenses incurred in this process. The plaintiffs moved for reconsideration of the court’s February 7, 2013 order. On March 6, 2013, the court denied the plaintiffs’ motion for reconsideration with respect to the plaintiffs’ expert report, but granted the motion with respect to shifting the costs of the defendants’ expenses. The parties have briefed the court on this issue. On July 30, 2013, the court issued an amended scheduling order setting the pretrial conference for November 21, 2013 and a trial date of January 6, 2014. The Company intends to defend this litigation vigorously. At this time, there can be no assurance as to the ultimate outcome of this litigation. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

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

The Company recorded approximately $756,000 during the three and six months ended June 30, 2013 related to settlements on legal matters.

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

After a review of the four sources of taxable income as of June 30, 2013 (as described above), the Company recognized increases in the valuation allowance primarily related to its U.S.-based deferred tax amounts, resulting from carryforward net operating losses generated during the three and six months ended June 30, 2013. These deferred tax benefits, combined with a corresponding charge to income tax expense related to an increased valuation allowance of $4.4 million and $8.8 million for the three and six months ended June 30, 2013, respectively, resulted in an insignificant effective income tax rate. The Company’s valuation allowance was $72.7 million on net deferred tax assets of $73.2 million at June 30, 2013. The net unreserved portion of the Company’s remaining deferred tax assets at June 30, 2013 primarily related to research and development tax credits associated with the Company’s Canadian subsidiary.

For the three and six months ended June 30, 2013, the Company recorded an income tax expense, including discrete items, of $104,000 and expense of $21,000, respectively. These amounts vary from the income tax benefit that would be computed at the U.S. statutory rate resulting from its operating loss during those same periods primarily due to the aforementioned offsetting increase in the Company’s deferred tax assets valuation allowance.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is “more-likely-than-not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of June 30, 2013 and December 31, 2012, the total liability for unrecognized tax benefits was $199,000 and $367,000, respectively, and is included in other long-term liabilities. For the three and six months ended June 30, 2013, the Company included $1,000 of interest expense and $168,000 of interest benefit, respectively, related to uncertain tax positions in its condensed consolidated statements of operations.

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

The significant accounting policies used in preparation of these consolidated financial statements for the three and six months ended June 30, 2013 are consistent with those discussed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 in all material respects and in Note 1 to the consolidated financial statements included in this report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2013 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net revenues. Net revenues for the three months ended June 30, 2013 were $91.1 million, a decrease of $11.3 million or 11.1% compared to the same period in 2012.

The following table summarizes net revenues by reportable segment and net revenues by product categories during the three months ended June 30, 2013 and June 30, 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012
Net revenues by reportable segment:
Mobile Computing Products	$80,823	$92,552
M2M Products and Solutions	10,301	9,894

Total	$91,124	$102,446

Net revenues by product categories:
Mobile Broadband Devices	$75,582	$87,142
Embedded Solutions	8,790	9,102
Asset Management Solutions & Services	6,752	6,202

Total	$91,124	$102,446

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the three months ended June 30, 2013 were $80.8 million, a decrease of $11.7 million or 12.7% compared to the same period in 2012. The decrease is primarily attributable to lower average sales prices during the quarter.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the three months ended June 30, 2013 were $10.3 million, compared with $9.9 million for the same period last year. The increase is primarily due to increased sales of our recently launched HS3001 module.

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

Cost of net revenues. Cost of net revenues for the three months ended June 30, 2013 was $72.1 million, or 79.1% of net revenues, as compared to $79.2 million, or 77.3% of net revenues, for the same period in 2012. During the second quarter of 2013, the cost of net revenues as a percentage of net revenues increased due to lower average sales prices during the quarter, an increase in the inventory obsolescence provision, partially offset by lower quarter over quarter purchased intangible amortization expense decreasing to $83,000 during the quarter ended June 30, 2013 as compared to $289,000 in the comparable quarter of 2012. The cost of net revenues as a percentage of revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the three months ended June 30, 2013 was $19.0 million, or a gross margin of 20.9% of net revenues, compared to $23.3 million, or a gross margin of 22.7% of net revenues for the same period in 2012. The gross margin decrease was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. We expect that our gross margin percentage will continue to fluctuate from quarter to quarter depending on revenue levels, product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the three months ended June 30, 2013 were $13.0 million, or 14.3% of net revenues, compared to $14.5 million, or 14.1% of net revenues, for the same period in 2012. Research and development expenses for the three months ended June 30, 2013 were lower as compared to the same period in 2012, due to reduced labor cost attributed to headcount reductions.

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

Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2013 were $5.9 million, or 6.4% of net revenues, compared to $7.3 million, or 7.1% of net revenues, for the same period in 2012. Sales and marketing expenses for the three months ended June 30, 2013 were lower as compared to the same period in 2012, primarily due to a decrease in salaries and related expenditures.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2013 were $7.8 million, or 8.5% of net revenues, compared to $5.7 million, or 5.6% of net revenues, for the same period in 2012. General and administrative expenses for the three months ended June 30, 2013 were higher as compared to the same period in 2012 primarily due to increased legal fees, partially offset by reduced labor cost attributed to headcount reductions. While we are closely monitoring and working to control general and administrative costs, we expect these costs to be negatively impacted by legal fees to defend the claims described in Note 9 to our condensed consolidated financial statements included in this report. During the second quarter periods in 2013 and 2012, the Company incurred $3.0 million and $1.7 million in professional legal expenses, respectively. During the second quarter of 2013, the Company reached settlement agreements of $0.8 million. The increase in legal expenses is primarily due to external legal fees related to litigation and resulting settlement agreements reached during the three months ended June 30, 2013.

Goodwill and intangible assets impairments. No impairments were recorded during the three months ended June 30, 2013 and 2012.

Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended June 30, 2013 was $141,000, compared to $227,000 for the same period 2012. The decrease in amortization expense for the three months ended June 30, 2013 was caused by the lower net asset value of the intangible assets resulting from impairment charges recorded during 2012.

Interest income, net. Interest income, net, for the three months ended June 30, 2013 was $21,000 as compared to $83,000 for the same period in 2012. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.35% and 0.50% in the second quarters of 2013 and 2012, respectively.

Other income (expense), net. Other income (expense), net, for the three months ended June 30, 2013 was $65,000 of expense as compared to expense of $153,000 for the same period in 2012.

Income tax expense (benefit). Income tax expense for the three months ended June 30, 2013 was $104,000, as compared to $15,000 of benefit for the same period in 2012.

The effective tax rate for the three months ended June 30, 2013 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated in the second quarter of 2013.

Net loss. For the three months ended June 30, 2013, we reported a net loss of $7.9 million, as compared to a net loss of $4.5 million for the same period in 2012. Our net loss was impacted by changes in net revenue and cost of net revenues and higher general and administrative expenses caused by increased legal expenses primarily related to litigation and resulting settlement agreements.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net revenues. Net revenues for the six months ended June 30, 2013 were $177.0 million, a decrease of $25.6 million or 12.6% compared to the same period in 2012.

The following table summarizes net revenues by reportable segment and net revenues by product categories during the six months ended June 30, 2013 and June 30, 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Net revenues by reportable segment:
Mobile Computing Products	$156,443	$183,431
M2M Products and Solutions	20,602	19,165

Total	$177,045	$202,596

Net revenues by product categories:
Mobile Broadband Devices	$145,740	$172,758
Embedded Solutions	18,203	14,952
Asset Management Solutions & Services	13,102	14,886

Total	$177,045	$202,596

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the six months ended June 30, 2013 were $156.4 million, a decrease of $27.0 million or 14.7% compared to the same period in 2012. The decrease is primarily attributable to lower average sales prices during the period.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the six months ended June 30, 2013 were $20.6 million, compared with $19.2 million for the same period last year. The increase is primarily due to increased sales of our recently launched HS3001 module.

Cost of net revenues. Cost of net revenues for the six months ended June 30, 2013 was $141.2 million, or 79.7% of net revenues, as compared to $158.4 million, or 78.2% of net revenues, for the same period in 2012. During the six months ended June 30, 2013, the cost of net revenues as a percentage of net revenues increased primarily due to lower average sales prices during the period, an increase in the inventory obsolescence provision and an increase in warranty expense, partially offset by lower purchased intangible amortization expense decreasing to $167,000 during the six months ended June 30, 2013 as compared to $1.3 million in the comparable period of 2012.

Gross profit. Gross profit for the six months ended June 30, 2013 was $35.9 million, or a gross margin of 20.3% of net revenues, compared to $44.2 million, or a gross margin of 21.8% of net revenues for the same period in 2012. The gross margin decrease was primarily attributable to the changes in net revenues and cost of net revenues as discussed above.

Research and development expenses. Research and development expenses for the six months ended June 30, 2013 were $26.8 million, or 15.2% of net revenues, compared to $30.3 million, or 14.9% of net revenues, for the same period in 2012. Research and development expenses for the six months ended June 30, 2013 were lower as compared to the same period in 2012, due to reduced labor cost attributed to headcount reductions.

Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2013 were $11.6 million, or 6.6% of net revenues, compared to $15.0 million, or 7.4% of net revenues, for the same period in 2012. Sales and marketing expenses for the six months ended June 30, 2013 were lower as compared to the same period in 2012, primarily due to a decrease in salaries and related expenditures.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2013 were $14.1 million, or 8.0% of net revenues, compared to $11.2 million, or 5.5% of net revenues, for the same period in 2012. General and administrative expenses for the six months ended June 30, 2013 were higher as compared to the same period in 2012 primarily due to increased legal fees, partially offset by reduced labor cost attributed to headcount reductions. While we are closely monitoring and working to control general and administrative costs, we expect these costs to be negatively impacted by legal fees to defend the claims described in Note 9 to our condensed consolidated financial statements included in this report. During the six months ended June 30, 2013 and 2012, the Company incurred $5.3 million and $2.7 million in professional legal expenses, respectively. During the second quarter of 2013, the Company reached settlement agreements of $0.8 million. The increase in legal expenses is primarily due to external legal fees related to litigation and resulting settlement agreements reached during the second quarter of 2013.

Goodwill and intangible assets impairments. No impairments were recorded during the six months ended June 30, 2013. During the first quarter of 2012, based on actual operating results, and reductions in management’s estimates of forecasted operating results of the M2M products and solutions reporting unit principally due to an updated view of competitive pressures impacting average selling prices, customer product and technology selections, and the loss of certain customers, the Company determined there were sufficient indicators of impairment present to require an interim impairment analysis. Based on the fair value tests performed, the Company recorded a pre-tax goodwill impairment charge of $6.6 million and a purchased intangible asset charge of $22.8 million during the first quarter of 2012.

Amortization of purchased intangible assets. The amortization of purchased intangible assets for the six months ended June 30, 2013 was $281,000, compared to $664,000 for the same period 2012. The decrease in amortization expense for the six months ended June 30, 2013 was caused by the lower net asset value of the intangible assets resulting from impairment charges recorded during 2012.

Interest income, net. Interest income, net, for the six months ended June 30, 2013 was $78,000 as compared to $166,000 for the same period in 2012. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.39% and 0.45% in the six months ended June 30, 2013 and 2012, respectively.

Other income (expense), net. Other income (expense), net, for the six months ended June 30, 2013 was $142,000 of expense as compared to $146,000 of expense for the same period in 2012.

Income tax expense (benefit). Income tax expense for the six months ended June 30, 2013 was $21,000, as compared to $169,000 of expense for the same period in 2012.

The effective tax rate for the six months ended June 30, 2013 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated in the six months ended June 30, 2013.

Net loss. For the six months ended June 30, 2013, we reported a net loss of $17.0 million, as compared to a net loss of $42.4 million for the same period in 2012. The improvement in net loss primarily resulted from no impairment being recorded during the six months ended June 30, 2013. During the same period in 2012, we recorded pre-tax goodwill impairment charges of $6.6 million and a purchased intangible asset impairment charge of $22.8 million.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations.

To address short term liquidity requirements resulting from working capital changes the Company entered into a margin credit facility with a bank in 2011. The use of this margin credit facility allows the Company to meet short-term cash requirements and avoid selling cash equivalents and marketable securities. Borrowings under this facility are collateralized by Company cash and cash equivalents and marketable securities on deposit at the bank. During the three and six months ended June 30, 2013, the Company borrowed approximately $3.0 million and $10.0 million, respectively, and had outstanding borrowings of $1.6 million under this facility at June 30, 2013. Under the terms of the credit facility, the bank may liquidate any of the Company’s cash equivalents or marketable securities held at any time in order to recoup the outstanding balance of the facility. Accordingly, a like amount of marketable equity securities have been classified by the Company as restricted marketable securities on the balance sheet at June 30, 2013. At June 30, 2013 the Company had no cash equivalents held at this bank. The Company’s borrowing limit at June 30, 2013 under the credit facility was $4.4 million.

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities (in thousands):

	June 30, 2013 (unaudited)	December 31, 2012
Working capital(1)	$43,885	$67,199

Cash and cash equivalents (2)	$24,863	$16,044
Short-term marketable securities (2)(3)	21,203	38,064
Long-term marketable securities	11,586	1,201

Total cash and cash equivalents and marketable securities	$57,652	$55,309

(1)	Working capital is defined as the excess of current assets over current liabilities.
(2)	Included in working capital.
(3)	Excludes restricted marketable securities.

Our working capital decreased $23.3 million from December 31, 2012 to June 30, 2013. The decrease was primarily due to the operating loss for the six months ended June 30, 2013 and the investment of short-term marketable securities maturities into long-term marketable securities.

As of June 30, 2013, cash and cash equivalents and marketable securities increased by $2.3 million from December 31, 2012. The principal component of this net increase was the cash provided by our operating activities of $6.5 million primarily attributable to decreases in accounts receivable and inventory and an increase in accounts payable.

Historical Cash Flows

The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$6,501	$(23,454)
Net cash provided by (used in) investing activities	1,130	(9,059)
Net cash provided by financing activities	1,295	688
Effect of exchange rates on cash and cash equivalents	(107)	(47)

Net increase (decrease) in cash and cash equivalents	8,819	(31,872)
Cash and cash equivalents, beginning of period	16,044	47,069

Cash and cash equivalents, end of period	$24,863	$15,197

Operating activities. Net cash provided by operating activities was $6.5 million for the six months ended June 30, 2013 compared to net cash used by operating activities of $23.5 million for the same period in 2012. Net cash provided by operating activities for the six months ended June 30, 2013 was attributable to a net increase in cash caused by changes in working capital accounts, and non-cash charges for depreciation and amortization and share based compensation expense, partially offset by net losses in the period. The net increase in cash caused by changes in net working capital accounts primarily included decreases in accounts receivable and inventory, as well as an increase in accounts payable. Net cash used for the six months ended June 30, 2012 was attributable to net losses in the period and a net decrease in cash caused by changes in working capital accounts, offset by non-cash charges for impairments of goodwill and intangibles, depreciation and amortization, and share based compensation expense. The net decrease in cash caused by changes in net working capital accounts primarily included increases in accounts receivable and prepaid expenses and other assets, as well as a decrease in accounts payable.

Investing activities. Net cash provided by investing activities during the six months ended June 30, 2013 was $1.1 million compared to $9.1 million used during the same period in 2012. Cash provided by investing activities during the six months ended June 30, 2013 was related to net sales of marketable securities of $4.9 million, partially offset by purchases of property, plant, and equipment for approximately $3.7 million. Cash used in investing activities during the six months ended June 30, 2012 was related to net purchases of marketable securities of $5.5 million, and purchases of property, plant, and equipment for approximately $3.6 million.

Financing activities. Net cash provided by financing activities during the six months ended June 30, 2013 was $1.3 million compared to cash provided of $688,000 during the same period in 2012. Net cash provided by financing activities for the six months ended June 30, 2013 was primarily related to proceeds received from borrowing on our margin credit facility, partially offset by principal repayments on our margin credit facility borrowings, and payroll taxes paid on behalf of employees for restricted stock units which vested during the period. Net cash provided by financing activities during the same period in 2012 was primarily related to cash received for ESPP purchases.

Other Liquidity Needs

We expect to incur ongoing professional fees and expenses to defend litigation filed against us or related to our products, which litigation is discussed in Note 9 to our condensed consolidated financial statements included in this report. These costs cannot be estimated at this time.

During the next twelve months, we currently plan to incur approximately $4.5 million for discretionary capital expenditures, including the acquisition of additional software licenses.

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

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In Backe v. Novatel Wireless, Inc. et al., United States District Court for the Southern District of California (San Diego), Case No. 3:08-cv-01689-AJB-RBB (consolidated with Case No. 3:08-cv-01714-H-RBB (U.S.D.C., S.D. Cal.)), the court, on July 30, 2013, issued an amended scheduling order setting the final pretrial conference for November 21, 2013 and a trial date of January 6, 2014.

For additional information regarding these matters, see Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the Novatel Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novatel Wireless, Inc.

August 8, 2013	/S/ PETER LEPARULO
Date	Peter Leparulo
Chairman and Chief Executive Officer

August 8, 2013	/S/ KENNETH LEDDON
Date	Kenneth Leddon
Senior Vice President and Chief Financial Officer