Form 10-Q
period 2013-09-30
NOVATEL WIRELESS INC
filed 2013-11-08
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of November 5, 2013 was 34,079,214.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include the following:

•	our ability to compete in the market for wireless broadband data access products;

•	our ability to develop and timely introduce new products successfully;

•	our ability to integrate the operations of Enfora and any other business, products, technologies or personnel that we may acquire in the future;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	our ability to introduce and sell new products that comply with current and evolving industry standards, including 3G and 4G standards, and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	demand for broadband wireless access to enterprise networks and the Internet;

•	the marketability of our products is dependent on wireless telecommunication operators delivering acceptable wireless services;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to procure components and manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	the outcome of pending or future litigation, including the current class action securities litigation and intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development and sale of our products;

•	risks associated with doing business abroad, including foreign currency risks;

•	the risk of introducing new products that could contain errors or defects;

•	our ability to make focused investments in research and development; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2013	December 31, 2012
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$18,138	$16,044
Marketable securities	21,991	38,064
Restricted marketable securities	2,441	0
Accounts receivable, net of allowance for doubtful accounts of $1,633 at September 30, 2013 and $627 at December 31, 2012	47,542	42,652
Inventories	27,025	39,016
Deferred tax assets, net	70	126
Prepaid expenses and other	7,342	4,829

Total current assets	124,549	140,731
Property and equipment, net of accumulated depreciation of $65,659 at September 30, 2013 and $59,702 at December 31, 2012	11,895	15,229
Marketable securities	5,316	1,201
Intangible assets, net of accumulated amortization of $12,730 at September 30, 2013 and $11,951 at December 31, 2012	2,383	3,163
Deferred tax assets, net	70	584
Other assets	280	623

Total assets	$144,493	$161,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,509	$45,732
Accrued expenses	27,960	27,800
Short-term margin loan facility	2,441	0

Total current liabilities	76,910	73,532
Other long-term liabilities	1,932	2,552

Total liabilities	78,842	76,084

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	0	0
Common stock, par value $0.001; 50,000 shares authorized, 34,078 and 33,655 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	34	34
Additional paid-in capital	440,812	438,477
Accumulated other comprehensive income (loss)	(10)	14
Accumulated deficit	(350,185)	(328,078)

	90,651	110,447
Treasury stock at cost; 2,436 common shares at September 30, 2013 and December 31, 2012, respectively	(25,000)	(25,000)

Total stockholders’ equity	65,651	85,447

Total liabilities and stockholders’ equity	$144,493	$161,531

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$92,673	$71,017	$269,718	$273,613
Cost of net revenues	72,290	56,371	213,463	214,728

Gross profit	20,383	14,646	56,255	58,885

Operating costs and expenses:
Research and development	12,438	14,696	39,267	44,982
Sales and marketing	5,129	6,267	16,739	21,255
General and administrative	5,128	4,825	19,209	16,061
Goodwill and intangible assets impairment	0	20,484	0	49,821
Amortization of purchased intangible assets	141	227	422	891
Restructuring charges	2,411	0	2,411	0

Total operating costs and expenses	25,247	46,499	78,048	133,010

Operating loss	(4,864)	(31,853)	(21,793)	(74,125)
Other income (expense):
Interest income, net	31	72	109	238
Other income (expense), net	59	(45)	(83)	(191)

Loss before income taxes	(4,774)	(31,826)	(21,767)	(74,078)
Income tax provision	319	107	340	276

Net loss	$(5,093)	$(31,933)	$(22,107)	$(74,354)

Per share data:
Net loss per share:
Basic and diluted	$(0.15)	$(0.97)	$(0.65)	$(2.28)

Weighted average shares used in computation of basic and diluted net loss per share:
Basic and diluted	34,070	33,074	33,902	32,683

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(5,093)	$(31,933)	$(22,107)	$(74,354)
Unrealized gain (loss) on cash equivalents and marketable securities, net of tax	14	27	(24)	44

Total comprehensive loss	$(5,079)	$(31,906)	$(22,131)	$(74,310)

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(22,107)	$(74,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale/disposal of fixed asset	18	90
Depreciation and amortization	6,774	9,747
Impairment of goodwill and purchased intangible assets	0	49,821
Provision for bad debts	1,005	39
Net impairment loss on marketable securities	0	39
Inventory provision	3,069	1,663
Share-based compensation expense	2,848	5,409
Non-cash income tax expense	266	194
Changes in assets and liabilities:
Accounts receivable	(5,895)	(3,460)
Inventories	8,922	4,089
Prepaid expenses and other assets	(2,169)	(1,238)
Accounts payable	2,832	(15,108)
Accrued expenses, income taxes, and other	255	233

Net cash used in operating activities	(4,182)	(22,836)

Cash flows from investing activities:
Purchases of property and equipment	(5,048)	(4,021)
Purchases of marketable securities	(22,238)	(31,871)
Marketable securities maturities / sales	31,731	27,506

Net cash provided by (used in) investing activities	4,445	(8,386)

Cash flows from financing activities:
Proceeds from the issuance of short-term debt	13,400	5,000
Principal repayments of short-term debt	(10,969)	(5,000)
Principal payments under capital lease obligations	0	(46)
Proceeds from stock option exercises and ESPP net of taxes paid on vested restricted stock units	(515)	583

Net cash provided by financing activities	1,916	537
Effect of exchange rates on cash and cash equivalents	(85)	(43)

Net increase (decrease) in cash and cash equivalents	2,094	(30,728)
Cash and cash equivalents, beginning of period	16,044	47,069

Cash and cash equivalents, end of period	$18,138	$16,341

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$31	$1
Income taxes	$59	$100
Supplemental disclosures of non-cash investing activities:
Building rent incentives to fund leasehold improvements	$359	$0

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at September 30, 2013 and the results of the Company’s operations for the three and nine months ended September 30, 2013 and 2012 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

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

2. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

September 30, 2013	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$3,352	$1	$0	$3,353
Municipal bonds	1 or less	5,875	2	0	5,877
Certificates of deposit	1 or less	5,000	1	0	5,001
Corporate debentures / bonds	1 or less	10,210	0	(9)	10,201

Total short-term marketable securities		24,437	4	(9)	24,432

Available-for-sale:
Certificates of deposit	1 to 2	2,740	0	0	2,740
Corporate debentures / bonds	1 to 2	2,581	0	(5)	2,576

Total long-term marketable securities		5,321	0	(5)	5,316

		$29,758	$4	$(14)	$29,748

December 31, 2012	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$3,265	$1	$0	$3,266
Municipal bonds	1 or less	11,246	14	0	11,260
Certificates of deposit	1 or less	6,200	5	0	6,205
Corporate debentures / bonds	1 or less	17,330	3	0	17,333

Total short-term marketable securities		38,041	23	0	38,064

Available-for-sale:
Certificates of deposit	1 to 2	1,200	1	0	1,201

Total long-term marketable securities		1,200	1	0	1,201

		$39,241	$24	$0	$39,265

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

As of September 30, 2013, the Company recorded a net unrealized loss of $10,000. The Company’s net unrealized loss is the result of market conditions affecting its fixed-income, debt and equity securities, which are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet for the period then ended. As of September 30, 2013 and December 31, 2012, we did not have any investments in marketable securities with a material unrealized loss position for twelve months or greater.

The Company has a credit facility with a bank to allow margin borrowings based on the Company’s investments in cash equivalents and marketable securities held with the bank. This facility is collateralized by the Company’s cash equivalents and marketable securities held with the bank. At September 30, 2013, the Company had approximately $9.2 million in marketable securities held at this bank. Any monies borrowed and interest incurred are payable on demand, and there is no express expiration date to the credit facility. During the three and nine months ended September 30, 2013, the Company borrowed approximately $3.4 million and $13.4 million, respectively, and had outstanding borrowings of $2.4 million under this facility at September 30, 2013. Under the terms of the credit facility, the bank may liquidate any of the Company’s cash equivalents or marketable securities held at any time in order to recoup the outstanding balance of the facility. Accordingly, a like amount of marketable equity securities have been classified by the Company as restricted marketable securities on the balance sheet at September 30, 2013. At September 30, 2013 the Company had no cash equivalents held at this bank. The restricted marketable securities of $2.4 million are included in the September 30, 2013 marketable securities presented in the table above. During October 2013, the Company borrowed $3.5 million against the facility, which remained outstanding as of the date of this report.

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Finished goods	$18,624	$26,776
Raw materials and components	8,401	12,240

	$27,025	$39,016

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Royalties	$5,604	$4,349
Payroll and related expenses	5,308	7,788
Product warranty	2,355	2,329
Market development funds and price protection	1,958	2,147
Professional fees	2,063	1,549
Deferred revenue	3,514	4,630
Restructuring	2,119	0
Other	5,039	5,008

	$27,960	$27,800

Accrued Warranty Obligations

Accrued warranty obligations consist of the following (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Warranty liability at beginning of period	$2,451	$2,674	$2,329	$1,525
Additions charged to operations	722	849	4,086	3,579
Deductions from liability	(818)	(1,042)	(4,060)	(2,623)

Warranty liability at end of period	$2,355	$2,481	$2,355	$2,481

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

3. Intangible Assets

The Company’s amortizable purchased intangible assets resulting from its acquisition of Enfora are composed of (in thousands):

	September 30, 2013				December 31, 2012
	Gross	Accumulated Amortization	Accumulated Impairment	Net	Gross	Accumulated Amortization	Accumulated Impairment	Net
Developed technologies	$26,000	$(6,036)	$(19,547)	$417	$26,000	$(5,786)	$(19,547)	$667
Trade name	12,800	(2,536)	(8,582)	1,682	12,800	(2,147)	(8,582)	2,071
Other	3,720	(1,956)	(1,620)	144	3,720	(1,923)	(1,620)	177

Total amortizable purchased intangible assets	$42,520	$(10,528)	$(29,749)	$2,243	$42,520	$(9,856)	$(29,749)	$2,915

The following table presents details of the amortization of purchased intangible assets included in the cost of net revenues and general and administrative expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of net revenues	$83	$289	$250	$1,539
General and administrative expenses	141	227	422	891

Total amortization expense	$224	$516	$672	$2,430

During the quarter ended March 31, 2012, the Company recorded an impairment loss of $22.8 million related to a decrease in the estimated fair values of the purchased intangible assets fair values. During the quarter ended September 30, 2012, the Company recorded a further preliminary impairment loss of $7.3 million related to the continued decrease in the estimated fair values of the purchased intangible assets. During the fourth quarter of 2012, the Company completed the impairment analysis and reduced the third quarter impairment by $300,000.

The following table represents details of the amortization of existing purchased intangible assets that is currently estimated to be expensed in the remainder of 2013 and thereafter (in thousands):

Fiscal year:	Amount
2013 (remaining 3 months)	$224
2014	895
2015	562
2016	562

Total	$2,243

Additionally, at September 30, 2013 and December 31, 2012, the Company had $140,000 and $248,000, respectively, of acquired software licenses, net of accumulated amortization of $2.2 million and $2.1 million, respectively. The acquired software licenses represent rights to use certain software necessary for commercial sale of the Company’s products.

4. Goodwill

As a result of goodwill impairment charges recorded during the twelve months ended December 31, 2012, the carrying amount of goodwill at December 31, 2012 and September 30, 2013 was zero. The carrying amount of goodwill at December 31, 2011 was $19.8 million.

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

Based upon fair value tests performed with the assistance of third party independent appraisals, during the first and third quarters of 2012 the Company recorded pre-tax goodwill impairment charges of $6.6 million and $13.2 million, respectively, and a purchased intangible asset impairment charge of $22.8 million during the first quarter of 2012.

5. Fair Value Measurement of Assets and Liabilities

The Company’s fair value measurements relate to its cash equivalents and marketable debt securities, which are classified pursuant to authoritative guidance for fair value measurements. The Company places its cash equivalents and marketable debt securities in instruments that meet credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

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

The fair value of our cash and cash equivalents were determined based on Level 1 and Level 2 inputs. The fair value of our marketable debt securities was determined based on Level 2 inputs. We do not have any securities in the Level 3 category. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of September 30, 2013 (in thousands):

Description	September 30, 2013	Level 1	Level 2
Assets:
Cash equivalents
Money market funds	$47	$47	$0
US Treasury securities	2,208	0	2,208

Total cash equivalents	2,255	47	2,208

Short-term marketable securities:
Available-for-sale:
Government agency securities	3,353	0	3,353
Municipal bonds	5,877	0	5,877
Certificates of deposit	5,001	0	5,001
Corporate debentures / bonds	10,201	0	10,201

Total short-term marketable securities	24,432	0	24,432

Long-term marketable securities:
Available-for-sale:
Certificates of deposit	2,740	0	2,740
Corporate debentures / bonds	2,576	0	2,576

Total long-term marketable securities	5,316	0	5,316

Total financial assets	$32,003	$47	$31,956

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

6. Share-Based Compensation

The Company included the following amounts for share-based compensation awards in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of net revenues (1)	$(7)	$167	$49	$543
Research and development	329	645	908	2,033
Sales and marketing	215	334	618	1,067
General and administrative	422	606	1,273	1,766

Totals	$959	$1,752	$2,848	$5,409

(1)	Negative expense resulted from change in the estimated forfeiture rate during the third quarter of 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues by reportable segment:
Mobile Computing Products	$84,067	$65,189	$240,510	$248,620
M2M Products and Solutions	8,606	5,828	29,208	24,993

Total	$92,673	$71,017	$269,718	$273,613

Operating loss by reportable segment:
Mobile Computing Products	$(953)	$(7,513)	$(9,801)	$(11,701)
M2M Products and Solutions	(3,911)	(24,340)	(11,992)	(62,424)

Total	$(4,864)	$(31,853)	$(21,793)	$(74,125)

	September 30, 2013	December 31, 2012
Identifiable assets by reportable segment:
Mobile Computing Products	$128,111	$141,045
M2M Products and Solutions	16,382	20,486

Total	$144,493	$161,531

The Company has operations in the United States, Canada, Europe, Latin America and Asia. The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe, Latin America and Asia (in thousands):

	September 30,	December 31,
	2013	2012
United States	$141,937	$157,661
Canada	1,489	2,836
Europe, Latin America and Asia	1,067	1,034

	$144,493	$161,531

The following table details the concentration of the Company’s net revenues by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
United States and Canada	96.5%	94.0%	95.9%	92.7%
Latin America	0.8	0.0	0.7	2.2
Europe, Middle East and Africa	2.4	5.7	3.2	4.7
Asia and Australia	0.3	0.3	0.2	0.4

	100.0%	100.0%	100.0%	100.0%

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of cellular wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues are derived from a small number of customers. For the three months ended September 30, 2013, sales to our largest customer accounted for 59% of net revenues. In the same period in 2012, sales to our two largest customers accounted for 57% and 10% of net revenues. For the nine months ended September 30, 2013, sales to our largest customer accounted for 61% of net revenues. In the same period in 2012, sales to our two largest customers accounted for 58% and 10% of net revenues, respectively. The Company outsources its manufacturing to several third-party contract manufacturers. If one or more of these manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company’s revenues and results of operations.

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

For the three and nine months ended September 30, 2013, basic and diluted weighted-average common shares outstanding were 34,070,211 and 33,902,038, respectively. During these same periods, weighted-average options and RSUs to acquire a total of 5,668,752 and 5,885,100 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

For the three and nine months ended September 30, 2012, basic and diluted weighted-average common shares outstanding were 33,073,701 and 32,682,781, respectively. During these same periods, weighted-average options, RSUs, and ESPP shares to acquire a total of 6,068,910 and 6,164,954 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

On September 15, 2008 and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California on behalf of persons who allegedly purchased our stock between February 5, 2007 and August 19, 2008. On December 11, 2008, these lawsuits were consolidated into a single action entitled Backe v. Novatel Wireless, Inc., et al., Case No. 08-CV-01689-H (RBB) (Consolidated with Case No. 08-CV-01714-H (RBB)) (U.S.D.C., S.D. Cal.). In May 2010, the district court re-captioned the case In re Novatel Wireless Securities Litigation. The plaintiffs filed the consolidated complaint on behalf of persons who allegedly purchased our stock between February 27, 2007 and November 10, 2008. The consolidated complaint names the Company and certain of our current and former officers as defendants. The consolidated complaint alleges generally that we issued materially false and misleading statements during the relevant time period regarding the strength of our products and market share, our financial results and our internal controls. The plaintiffs are seeking an unspecified amount of damages and costs. The court has denied defendants’ motions to dismiss. In May 2010, the court entered an order granting the plaintiffs’ motion for class certification and certified a class of purchasers of our common stock between February 27, 2007 and September 15, 2008. On February 14, 2011, following extensive discovery, we filed a motion for summary judgment on all of plaintiffs’ claims. A trial date had been set for May 10, 2011. On March 15, 2011, the case was reassigned to a new district judge, the Honorable Anthony J. Battaglia. Following the reassignment, the court vacated the trial date pending the court’s consideration of dispositive motions. Oral argument on the motion for summary judgment was heard by the court on June 17, 2011. On November 23, 2011, the court issued an order granting in part and denying in part the motion for summary judgment. On July 9, 2012, the court vacated the final pretrial conference date. On December 14, 2012, the court issued an order denying defendants’ motion to exclude the testimony of plaintiffs’ loss causation expert. The court set a pretrial conference for March 8, 2013 and a trial date of June 3, 2013. On February 7, 2013, the court reconsidered its December 14, 2012 order and granted defendants’ motion to exclude plaintiffs’ expert on loss causation. The court, however, gave plaintiffs the opportunity to provide a new report from the expert seeking to cure the deficiencies in the expert’s testimony. The court provided a schedule for the cure process and ordered plaintiffs to bear the burden of defendants’ expenses incurred in this process. The plaintiffs moved for reconsideration of the court’s February 7, 2013 order. On March 6, 2013, the court denied the plaintiffs’ motion for reconsideration with respect to the plaintiffs’ expert report, but granted the motion with respect to shifting the costs of the defendants’ expenses. On October 25, 2013, the court denied defendants’ motion to exclude plaintiffs’ expert on loss causation and vacated its order that plaintiffs pay defendants’ expenses incurred in redoing the expert reports. The court set the pretrial conference for November 20, 2013 and a trial date of January 6, 2014. The Company intends to defend this litigation vigorously. At this time, there can be no assurance as to the ultimate outcome of this litigation. We have not recorded any significant accruals for contingent liabilities associated with this matter based on our belief that a liability, while possible, is not probable. Further, any possible range of loss cannot be estimated at this time.

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

The Company recorded approximately $37,000 and $793,000 during the three and nine months ended September 30, 2013, respectively, related to settlements on legal matters.

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

After a review of the four sources of taxable income as of September 30, 2013 (as described above), the Company recognized increases in the valuation allowance related to its domestic deferred tax amounts, resulting from carryforward net operating losses generated during the three and nine months ended September 30, 2013.

The Company also recognized an increase in the valuation allowance of $321,000 related to research and development tax credits associated with the Company’s Canadian subsidiary. The Canadian subsidiary is expecting a decrease in taxable income due to the Company’s recent restructuring initiatives.

The deferred tax benefits, combined with a corresponding charge to income tax expense related to increased valuation allowances of $1.3 million and $10.1 million for the three and nine months ended September 30, 2013, respectively, resulted in an insignificant effective income tax rate. The Company’s valuation allowance was $74.0 million on net deferred tax assets of $74.1 million at September 30, 2013.

For the three and nine months ended September 30, 2013, the Company recorded income tax expense, including discrete items, of $319,000 and $340,000, respectively. These amounts vary from the income tax benefit that would be computed at the U.S. statutory rate resulting from its operating losses during those same periods primarily due to the aforementioned offsetting increases in the Company’s deferred tax assets valuation allowance.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is “more-likely-than-not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of September 30, 2013 and December 31, 2012, the total liability for unrecognized tax benefits was $62,000 and $367,000, respectively, and is included in other long-term liabilities. For the three and nine months ended September 30, 2013, the Company included an insignificant amount of interest expense related to uncertain tax positions in its condensed consolidated statements of operations.

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

11. Restructuring

In September 2013, the Company commenced certain restructuring initiatives including the closure of the Company’s development site in Calgary, Canada, and the consolidation of certain supply chain management activities, resulting in a reduction in force of 72 employees across all functional areas of the Company. During the three and nine months ended September 30, 2013, the Company recorded restructuring charges of $2.4 million consisting primarily of employee-related compensation charges. The restructuring charges for the three and nine months ended September 30, 2013 consisted of $2.3 million in employee severance costs and $138,000 in other restructuring charges. Of the $2.4 million of restructuring charges for the three and nine months ended September 30, 2013, $2.2 million relates to the Mobile Computing Products segment, and $206,000 relates to the M2M Products and Solutions segment.

The following table sets forth activity in the restructuring liability for the nine months ended September 30, 2013, which is primarily comprised of employee severance costs (in thousands):

	Employee Severance Costs	Other Restructuring Charges	Total
Balance at December 31, 2012	$0	$0	$0
Accruals	2,273	138	2,411
Payments	(292)	0	(292)

Balance at September 30, 2013	$1,981	$138	$2,119

The balance of the restructuring liability at September 30, 2013 is anticipated to be fully distributed by the end of 2013. We also expect to incur additional employee severance expenses in the fourth quarter of 2013 of approximately $0.6 million and expenses from vacating all or a portion of certain facilities in the United States, Canada and the United Kingdom in the fourth quarter of 2013 at a cost of approximately $0.5 million, all of which relates to the Mobile Computing Products segment.

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

Factors Which May Influence Future Results of Operations

Net Revenues. We believe that our future net revenues will be influenced largely by the speed and breadth of the demand for wireless access to data through the use of next generation networks including demand for 3G and 4G products, 3G and 4G data access services, particularly in North America, Europe and Asia; customer acceptance for our new products that address these markets, including our MiFi line of Intelligent Mobile Hotspots; and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	economic environment and related market conditions;

•	increased competition from other wireless data modem suppliers as well as suppliers of emerging devices that contain a wireless data access feature;

•	demand for broadband access services and networks;

•	rate of change to new products;

•	timing of deployment of 4G networks by wireless operators;

•	decreased demand for EV-DO and HSPA products;

•	product pricing; and

•	changes in technologies.

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

General and administrative expenses include primarily corporate functions such as accounting, human resources, legal fees, administrative support, and professional fees. This category also includes the expenses needed to operate as a publicly-traded company, including Sarbanes-Oxley compliance, SEC filings, stock-exchange fees, and investor-relations expense. Although general and administrative expenses have been relatively stable and are not directly related to revenue levels, certain expenses such as litigation settlements, legal expenses, and provisions for bad debts may impact future general and administrative expenses.

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

Goodwill. Our goodwill resulted from the acquisition of Enfora (M2M Products and Solutions) in the fourth quarter of 2010. In accordance with the FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other (“ASC Topic 350”), we review goodwill for impairment at least annually at the beginning of the fourth quarter of each year, and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit below its carrying value. During the year ended December 31, 2012, impairment charges were recorded for the full remaining amount of goodwill resulting in a zero balance in goodwill at December 31, 2012.

The significant accounting policies used in preparation of these consolidated financial statements for the three and nine months ended September 30, 2013 are consistent with those discussed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 in all material respects and in Note 1 to the consolidated financial statements included in this report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2013 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net revenues. Net revenues for the three months ended September 30, 2013 were $92.7 million, an increase of $21.7 million or 30.5% compared to the same period in 2012.

The following table summarizes net revenues by reportable segment and net revenues by product categories during the three months ended September 30, 2013 and September 30, 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012
Net revenues by reportable segment:
Mobile Computing Products	$84,067	$65,189
M2M Products and Solutions	8,606	5,828

Total	$92,673	$71,017

Net revenues by product categories:
Mobile Broadband Devices	$78,015	$58,275
Embedded Solutions	9,272	7,666
Asset Management Solutions & Services	5,386	5,076

Total	$92,673	$71,017

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the three months ended September 30, 2013 were $84.1 million, an increase of $18.9 million or 29.0% compared to the same period in 2012. The increase is primarily attributable to increased sales of Mobile Broadband devices to our largest customer and higher average sales prices during the quarter.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the three months ended September 30, 2013 were $8.6 million, compared with $5.8 million for the same period last year. The increase is primarily due to increased sales of our recently launched HS3001 module.

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

Cost of net revenues. Cost of net revenues for the three months ended September 30, 2013 was $72.3 million, or 78.0% of net revenues, as compared to $56.4 million, or 79.4% of net revenues, for the same period in 2012. During the third quarter of 2013, the cost of net revenues as a percentage of net revenues decreased due to higher average sales prices during the quarter, and lower quarter over quarter purchased intangible amortization expense decreasing to $83,000 during the quarter ended September 30, 2013 as compared to $289,000 in the comparable quarter of 2012. The cost of net revenues as a percentage of revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the three months ended September 30, 2013 was $20.4 million, or a gross margin of 22.0% of net revenues, compared to $14.6 million, or a gross margin of 20.6% of net revenues for the same period in 2012. The gross margin increase was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. We expect that our gross margin percentage will continue to fluctuate from quarter to quarter depending on revenue levels, product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the three months ended September 30, 2013 were $12.4 million, or 13.4% of net revenues, compared to $14.7 million, or 20.7% of net revenues, for the same period in 2012. Research and development expenses for the three months ended September 30, 2013 were lower as compared to the same period in 2012, due to reduced employee related cost attributed to headcount reductions and lower costs of outside lab testing and materials.

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

Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2013 were $5.1 million, or 5.5% of net revenues, compared to $6.3 million, or 8.8% of net revenues, for the same period in 2012. Sales and marketing expenses for the three months ended September 30, 2013 were lower as compared to the same period in 2012, primarily due to reduced headcount, resulting in a decrease in salaries and related expenditures, and lower outside services expenses, partially offset by an increase in market development funds.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2013 were $5.1 million, or 5.5% of net revenues, compared to $4.8 million, or 6.8% of net revenues, for the same period in 2012. General and administrative expenses for the three months ended September 30, 2013 were higher as compared to the same period in 2012 primarily due to increased legal fees and an increase to our allowance for doubtful accounts receivable, partially offset by reduced labor cost attributed to headcount reductions and lower costs of outside services. While we are closely monitoring and working to control general and administrative costs, we expect these costs to be negatively impacted by legal fees to defend the claims described in Note 9 to our condensed consolidated financial statements included in this report. During the third quarter periods in 2013 and 2012, the Company incurred $1.7 million and $941,000 in professional legal expenses, respectively. The increase in legal expenses is primarily due to external legal fees related to litigation and resulting settlement agreements reached during the three months ended September 30, 2013.

Goodwill and intangible assets impairments. No impairments were recorded during the three months ended September 30, 2013. During the third quarter of 2012, based on actual operating results, and reductions in management’s estimates of forecasted operating results of the M2M products and solutions reporting unit principally due to an updated view of competitive pressures impacting average selling prices, customer product and technology selections, and the loss of certain customers, the Company determined there were sufficient indicators of impairment present to require an interim impairment analysis. Based on the fair value tests performed, the Company recorded a pre-tax goodwill impairment charge of $13.2 million and a purchased intangible asset charge of $7.3 million during the third quarter of 2012. During the fourth quarter of 2012, the Company completed the impairment analysis and reduced the third quarter impairment by $300,000.

Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended September 30, 2013 was $141,000, compared to $227,000 for the same period 2012. The decrease in amortization expense for the three months ended September 30, 2013 was caused by the lower net asset value of the intangible assets resulting from impairment charges recorded during 2012.

Restructuring charges. Restructuring expenses for the three months ended September 30, 2013 were $2.4 million, and predominantly consist of severance costs incurred in connection with the restructuring of our workforce, which commenced in September 2013.

Interest income, net. Interest income, net, for the three months ended September 30, 2013 was $31,000 as compared to $72,000 for the same period in 2012. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.39% and 0.46% in the third quarters of 2013 and 2012, respectively.

Other income (expense), net. Other income (expense), net, for the three months ended September 30, 2013 was $59,000 of income as compared to expense of $45,000 for the same period in 2012.

Income tax expense (benefit). Income tax expense for the three months ended September 30, 2013 was $319,000, as compared to $107,000 of expense for the same period in 2012. The increase is primarily due to the increase in the valuation allowance related to research and development tax credits associated with the Company’s Canadian subsidiary.

The effective tax rate for the three months ended September 30, 2013 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated in the third quarter of 2013.

Net loss. For the three months ended September 30, 2013, we reported a net loss of $5.1 million, as compared to a net loss of $31.9 million for the same period in 2012. During the third quarter of 2012, we recorded pre-tax goodwill impairment charges of $13.2 million and a purchased intangible asset impairment charge of $7.3 million. Our net loss was also reduced by increased gross profit offset by increased legal expenses primarily related to litigation and resulting settlement agreements.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net revenues. Net revenues for the nine months ended September 30, 2013 were $269.7 million, a decrease of $3.9 million or 1.4% compared to the same period in 2012.

The following table summarizes net revenues by reportable segment and net revenues by product categories during the nine months ended September 30, 2013 and September 30, 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net revenues by reportable segment:
Mobile Computing Products	$240,510	$248,620
M2M Products and Solutions	29,208	24,993

Total	$269,718	$273,613

Net revenues by product categories:
Mobile Broadband Devices	$223,754	$231,033
Embedded Solutions	27,475	22,618
Asset Management Solutions & Services	18,489	19,962

Total	$269,718	$273,613

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the nine months ended September 30, 2013 were $240.5 million, a decrease of $8.1 million or 3.3% compared to the same period in 2012. The decrease is primarily attributable to lower sales of Mobile Broadband devices and lower average sales prices during the period.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the nine months ended September 30, 2013 were $29.2 million, compared with $25.0 million for the same period last year. The increase is primarily due to increased sales of our recently launched HS3001 module.

Cost of net revenues. Cost of net revenues for the nine months ended September 30, 2013 was $213.5 million, or 79.1% of net revenues, as compared to $214.7 million, or 78.5% of net revenues, for the same period in 2012. During the nine months ended September 30, 2013, the cost of net revenues as a percentage of net revenues increased primarily due to lower average sales prices during the period, an increase in the inventory obsolescence provision, partially offset by lower purchased intangible amortization expense decreasing to $250,000 during the nine months ended September 30, 2013 as compared to $1.5 million in the comparable period of 2012.

Gross profit. Gross profit for the nine months ended September 30, 2013 was $56.3 million, or a gross margin of 20.9% of net revenues, compared to $58.9 million, or a gross margin of 21.5% of net revenues for the same period in 2012. The gross margin decrease was primarily attributable to the changes in net revenues and cost of net revenues as discussed above.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2013 were $39.3 million, or 14.6% of net revenues, compared to $45.0 million, or 16.4% of net revenues, for the same period in 2012. Research and development expenses for the nine months ended September 30, 2013 were lower as compared to the same period in 2012, due to reduced labor cost attributed to headcount reductions and decreased share-based compensation expense.

Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2013 were $16.7 million, or 6.2% of net revenues, compared to $21.3 million, or 7.8% of net revenues, for the same period in 2012. Sales and marketing expenses for the nine months ended September 30, 2013 were lower as compared to the same period in 2012, primarily due to headcount reductions, resulting in a decrease in salaries and related expenditures.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2013 were $19.2 million, or 7.1% of net revenues, compared to $16.1 million, or 5.9% of net revenues, for the same period in 2012. General and administrative expenses for the nine months ended September 30, 2013 were higher as compared to the same period in 2012 primarily due to increased legal fees and an increase to our allowance for doubtful accounts receivable, partially offset by reduced labor cost attributed to headcount reductions and decreased share-based compensation expense. During the nine months ended September 30, 2013 and 2012, the Company incurred $7.0 million and $3.7 million in professional legal expenses, respectively. During the nine months ended September 30, 2013, the Company reached settlement agreements of $0.8 million. The increase in legal expenses is primarily due to external legal fees related to litigation and resulting settlement agreements reached during the period.

Goodwill and intangible assets impairments. No impairments were recorded during the nine months ended September 30, 2013. During the first and third quarters of 2012, based on actual operating results, and reductions in management’s estimates of forecasted operating results of the M2M Products and Solutions reporting unit principally due to an updated view of competitive pressures impacting average selling prices and forecasted sales volumes, customer product and technology selections, and the loss of certain customers, the Company determined there were sufficient indicators of impairment present to require an interim impairment analysis. Based on the fair value tests performed during the first quarter of 2012, the Company recorded a pre-tax goodwill impairment charge of $6.6 million and a purchased intangible asset charge of $22.8 million. Based on the fair value tests performed during the third quarter of 2012, the Company recorded a preliminary pre-tax goodwill impairment charge of $13.2 million and a preliminary purchased intangible asset charge of $7.3 million. During the fourth quarter of 2012, the Company completed the third quarter impairment analysis and reduced the purchased intangible asset impairment by $300,000.

Amortization of purchased intangible assets. The amortization of purchased intangible assets for the nine months ended September 30, 2013 was $422,000, compared to $891,000 for the same period 2012. The decrease in amortization expense for the nine months ended September 30, 2013 was caused by the lower net asset value of the intangible assets resulting from impairment charges recorded during 2012.

Restructuring charges. Restructuring expenses for the nine months ended September 30, 2013 were $2.4 million, and predominantly consist of severance costs incurred in connection with the restructuring of our workforce, which commenced in September 2013.

Interest income, net. Interest income, net, for the nine months ended September 30, 2013 was $109,000 as compared to $238,000 for the same period in 2012. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.47% and 0.42% in the nine months ended September 30, 2013 and 2012, respectively.

Other income (expense), net. Other income (expense), net, for the nine months ended September 30, 2013 was $83,000 of expense as compared to $191,000 of expense for the same period in 2012.

Income tax expense (benefit). Income tax expense for the nine months ended September 30, 2013 was $340,000, as compared to $276,000 of expense for the same period in 2012.

The effective tax rate for the nine months ended September 30, 2013 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated in the nine months ended September 30, 2013.

Net loss. For the nine months ended September 30, 2013, we reported a net loss of $22.1 million, as compared to a net loss of $74.4 million for the same period in 2012. The reduction in net loss primarily resulted from no impairment being recorded during the nine months ended September 30, 2013. During the same period in 2012, we recorded pre-tax goodwill impairment charges of $19.8 million and a purchased intangible asset impairment charge of $30.1 million.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations.

To address short term liquidity requirements resulting from working capital changes the Company entered into a margin credit facility with a bank in 2011. The use of this margin credit facility allows the Company to meet short-term cash requirements and avoid selling cash equivalents and marketable securities. Borrowings under this facility are collateralized by Company cash and cash equivalents and marketable securities on deposit at the bank. During the three and nine months ended September 30, 2013, the Company borrowed approximately $3.4 million and $13.4 million, respectively, and had outstanding borrowings of $2.4 million under this facility at September 30, 2013. Under the terms of the credit facility, the bank may liquidate any of the Company’s cash equivalents or marketable securities held at any time in order to recoup the outstanding balance of the facility. Accordingly, a like amount of marketable equity securities have been classified by the Company as restricted marketable securities on the balance sheet at September 30, 2013. At September 30, 2013 the Company had no cash equivalents held at this bank. The Company’s borrowing limit at September 30, 2013 under the credit facility was $3.6 million. During October 2013, the Company borrowed $3.5 million against the facility, which remained outstanding as of the date of this report.

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities (in thousands):

	September 30, 2013 (unaudited)	December 31, 2012
Working capital (1)	$47,639	$67,199

Cash and cash equivalents (2)	$18,138	$16,044
Short-term marketable securities (2)(3)	21,991	38,064
Long-term marketable securities	5,316	1,201

Total cash and cash equivalents and marketable securities	$45,445	$55,309

(1)	Working capital is defined as the excess of current assets over current liabilities.
(2)	Included in working capital.
(3)	Excludes restricted marketable securities.

Our working capital decreased $19.6 million from December 31, 2012 to September 30, 2013. The decrease was primarily due to the operating loss for the nine months ended September 30, 2013 and the investment of short-term marketable securities maturities into long-term marketable securities of approximately $4.1 million.

As of September 30, 2013, cash and cash equivalents and marketable securities decreased by $9.9 million from December 31, 2012. The principal component of this net decrease was the cash used in our operating activities of $4.2 million primarily attributable to the operating loss for the nine months ended September 30, 2013.

Historical Cash Flows

The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(4,182)	$(22,836)
Net cash provided by (used in) investing activities	4,445	(8,386)
Net cash provided by financing activities	1,916	537
Effect of exchange rates on cash and cash equivalents	(85)	(43)

Net increase (decrease) in cash and cash equivalents	2,094	(30,728)
Cash and cash equivalents, beginning of period	16,044	47,069

Cash and cash equivalents, end of period	$18,138	$16,341

Operating activities. Net cash used in operating activities was $4.2 million for the nine months ended September 30, 2013 compared to net cash used by operating activities of $22.8 million for the same period in 2012. Net cash used in operating activities for the nine months ended September 30, 2013 was attributable to a net decrease in cash caused by net losses in the period, partially offset by contributions to cash caused by net changes in working capital accounts, and non-cash charges for depreciation and amortization, inventory obsolescence provision and share based compensation expense. Net cash used for the nine months ended September 30, 2012 was attributable to net losses in the period and a net decrease in cash caused by changes in working capital accounts, offset by non-cash charges for impairments of goodwill and intangibles, depreciation and amortization, and share based compensation expense.

Investing activities. Net cash provided by investing activities during the nine months ended September 30, 2013 was $4.4 million compared to $8.4 million used during the same period in 2012. Cash provided by investing activities during the nine months ended September 30, 2013 was related to net sales of marketable securities of $9.5 million, partially offset by purchases of property, plant, and equipment of approximately $5.0 million. Cash used in investing activities during the nine months ended September 30, 2012 was related to net purchases of marketable securities of $4.4 million, and purchases of property, plant, and equipment of approximately $4.0 million.

Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2013 was $1.9 million compared to cash provided of $537,000 during the same period in 2012. Net cash provided by financing activities for the nine months ended September 30, 2013 was primarily related to proceeds received from borrowing on our margin credit facility, partially offset by principal repayments on our margin credit facility borrowings, and payroll taxes paid on behalf of employees for restricted stock units which vested during the period. Net cash provided by financing activities during the same period in 2012 was primarily related to cash received for ESPP purchases.

Other Liquidity Needs

We expect to incur ongoing professional fees and expenses to defend litigation filed against us or related to our products, which litigation is discussed in Note 9 to our condensed consolidated financial statements included in this report. These costs cannot be estimated at this time.

During the next twelve months, we currently plan to incur approximately $3.5 million for discretionary capital expenditures, including the acquisition of additional software licenses.

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

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In Backe v. Novatel Wireless, Inc. et al., United States District Court for the Southern District of California (San Diego), Case No. 3:08-cv-01689-AJB-RBB (consolidated with Case No. 3:08-cv-01714-H-RBB (U.S.D.C., S.D. Cal.)), the court has set the final pretrial conference for November 20, 2013 and a trial date of January 6, 2014.

For additional information regarding these matters, see Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the Novatel Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novatel Wireless, Inc.

November 7, 2013	/s/ PETER LEPARULO
Date	Peter Leparulo
Chairman and Chief Executive Officer

November 7, 2013	/s/ KENNETH LEDDON
Date	Kenneth Leddon
Senior Vice President and Chief Financial Officer