Form 10-K
period 2013-12-31
NOVATEL WIRELESS INC
filed 2014-03-12
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2013

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on June 30, 2013, as reported by The Nasdaq Global Select Market, was approximately $130,109,295. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. The Registrant does not have any non-voting stock issued or outstanding.

The number of shares of the Registrant’s common stock outstanding as of March 6, 2014 was 34,192,139.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include the following:

•	our ability to compete in the market for wireless broadband data access products and M2M products;

•	our ability to develop and timely introduce new products successfully;

•	our ability to integrate the operations of Enfora and any other business, products, technologies or personnel that we may acquire in the future;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	our ability to introduce and sell new products that comply with current and evolving industry standards, including 3G and 4G standards, and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our ability to execute our cost containment initiatives and operating strategies;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	demand for broadband wireless access to enterprise networks and the Internet;

•	the marketability of our products is dependent on wireless telecommunication operators delivering acceptable wireless services;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to procure components and manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	our ability to be cost competitive while meeting time-to-market requirements for our customers;

•	our ability to meet the product performance needs of our customers in both mobile broadband and M2M markets;

•	the outcome of pending or future litigation, including the current class action securities litigation and intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development and sale of our products;

•	risks associated with doing business abroad, including foreign currency risks;

•	the risk of introducing new products that could contain errors or defects;

•	our ability to make focused investments in research and development; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.

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

Trademarks

“Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MiFi OS”, “MiFi Powered”, “MiFi Home”, “MobiLink”, “Ovation,” “Expedite” and “MiFi.Freedom. My Way” are trademarks of Novatel Wireless, Inc. “Enfora”, the Enfora logo, “Spider”, “Enabling Information Anywhere”, “Enabler” and “N4A” are trademarks of Enfora, Inc. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I

Item 1.	Business

Overview

We are a provider of intelligent wireless solutions for the worldwide mobile communications market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded modules for machine-to-machine (M2M) and mobile computing OEMs, integrated asset-management M2M devices, and communications and applications software.

Our mainstream Mobile Computing Products currently support Long Term Evolution (LTE) platforms and other major cellular wireless technology platforms as required by our global carrier customers. Our mobile hotspots, embedded modules, and modems provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our mobile computing customer base is comprised of wireless operators, including AT&T, Sprint, and Verizon Wireless; laptop PC and other original equipment manufacturers, or OEMs, including Dell and Hewlett-Packard; as well as distributors.

Our M2M products enable devices to communicate with each other and with server or cloud-based application infrastructure. Our M2M customer base is comprised of transportation companies, industrial companies, manufacturers, application service providers and distributors. Our solutions address multiple vertical markets for our customers including commercial telematics, after market telematics, remote monitoring and control, security and connected home. We have strategic relationships with several of these customers that provide input and validation of our product requirements across the various vertical markets.

For the years ended December 31, 2013, 2012, and 2011, net revenues recognized from sales of our products were $335.1 million, $344.3 million, and $402.9 million, respectively.

We were incorporated in 1996 under the laws of the State of Delaware.

Our Strategy

Our objective is to be a leading provider of intelligent wireless solutions. The key elements of our strategy are to:

•

Leverage Our Mobile Computing Expertise and Technology Platforms to Expand Our M2M Portfolio. We are leveraging our Mobile Computing technology expertise such as cellular wireless engineering radio development and the MiFi technology platform to expand our M2M portfolio. This enables us to leverage our development efforts, improve time-to-market and expand our portfolio in key markets.

•

Broaden Our M2M Product Offerings. We intend to diversify and continue to broaden our integrated solutions and embedded module product lines for commercial telematics, after market telematics, remote monitoring and control, security, and connected home.

•

Enhance Our M2M Software Support Through Our Device Manager or Service Delivery Platform. Through our N4A™ Device Manager (DM) and N4A™ Communication and Management Software (CMS) we enable our customers’ applications to support their specific business needs. Data such as driver location, driving behavior, driver ID, vehicle status, and OBD status is gathered from our integrated products and delivered to our software applications or service delivery platform.

•

Align Our Mobile Computing Product Offerings With Key Carrier Customers. Leveraging our expertise in delivering wireless broadband solutions, we support our key carrier customers with innovation and product portfolio flexibility enabling them to address both premium and value segments for their markets. Our products operate on the major wireless technology platforms, including Second Generation (2G) networks: GSM, CDMA, GPRS; Third Generation (3G) networks: CDMA2000 1xEV-DO, HSDPA and HSUPA; and Fourth Generation (4G) networks: LTE, dual carrier HSPA+, and WiMAX.

•

Lead the Intelligent Mobile Hotspot Product Category. We invented and developed the MiFi® Intelligent Mobile Hotspot, a new category in wireless mobile data devices. In May 2009, the first nationwide commercial deployment of MiFi hotspots was launched by Verizon Wireless. In 2013, we announced software enhancements to the MiFi Technology Platform which allowed us to differentiate our MiFi family of products related to key performance indicators such as usage time, throughput and value added software applications. During 2013, we shipped MiFi Intelligent Mobile Hotspots to all three leading US carriers Verizon Wireless, AT&T and Sprint.

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

•

Continue to Target Key Vertical Market Opportunities and Penetrate New M2M Markets. We believe that continuing developments in wireless technologies will create additional vertical market opportunities and more applications for our products. Currently, we market our M2M solutions to key vertical industry segments by offering innovative solutions that are intended to increase productivity, reduce costs and create operational efficiencies.

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

Our Segments

We operate in the wireless communications industry in the following reportable segments:

•

Mobile Computing Products—includes our MiFi Intelligent Mobile Hotspot devices, USB and PC-card modems and embedded modules that enable internet access and data transmission and services via cellular wireless networks.

•

M2M Products and Solutions—includes our M2M embedded modules, integrated M2M communications devices and our service delivery platform—the N4A™ Device Manager (DM) and N4A™ Communication and Management Software (CMS) that provides easy device management and service enablement.

For additional information on our segments, see Note 12 to our consolidated financial statements.

Mobile Computing Products

We have a growing portfolio of leading-edge technology solutions that enable data transmission and services via cellular wireless networks. In 2013, we launched new products in our line of MiFi mobile hotspots that provided LTE multi-mode support for CDMA and GSM networks.

Below are our major Mobile Computing product lines:

MiFi® Intelligent Mobile Hotspot is our flagship product. Introduced in 2009, it has quickly become a leading brand in mobile communications. MiFi hotspots are gaining acceptance as a standard connectivity option for Wi-Fi-enabled devices such as the iPad, Kindle, tablets, PCs, MP3 players, and gaming devices. MiFi hotspots function by connecting to a cellular-wireless network and creating a secure Wi-Fi signal that can connect to as many as 10 devices simultaneously. MiFi hotspots accounted for 74%, 72%, and 63% of revenue in 2013, 2012, and 2011, respectively.

Our strategy for the MiFi platform is to continue to innovate with a focus on ease of use, key performance indicators and value added features that take the device beyond just basic connectivity. In 2013, we launched the MiFi 5510L Intelligent Mobile Hotspot with Verizon Wireless, the LTE MiFi 500 with Sprint, and the MiFi 2 Touchscreen intelligent mobile hotspot with Bell Canada.

4G LTE Gateway branded MiFi Home™, launched with Verizon branded as the 4G LTE Broadband Router With Voice, is a wireless solution that supports both wireless voice and data. The wireless data support provides internet access over LTE and 1xRTT voice which is software upgradable to support high definition voice as VoLTE support becomes available on the carrier network.

Modems continue to be used to access wireless broadband networks. We originally introduced USB and PC-Card modems in North America, and continue to provide advanced wireless access in the industry. USB and PC-Card Modems accounted for 9%, 11%, and 20% of revenue in 2013, 2012, and 2011, respectively.

Embedded Modules are utilized in a wide range of computing devices, such as laptop PCs, netbooks, tablets, and various other electronic products to provide wireless broadband access. Embedded modules accounted for 5%, 5%, and 4% of revenue in 2013, 2012, and 2011, respectively.

M2M Products and Solutions

During 2013, we have expanded our M2M portfolio significantly by adding additional technologies and features to our line of embedded integrated devices and embedded modules to improve performance, and strengthen the competitive advantages of our solutions. M2M products and solutions accounted for 11%, 9%, and 11% of revenue in 2013, 2012, and 2011, respectively. M2M product lines consist of the following:

MT, SA & AT Integrated Solutions bring together essential elements for monitoring and managing mobile and fixed assets, vehicle tracking and telemetric functions, along with workforce tracking and management. We add value by developing solutions to meet the needs of specific customers with a particular emphasis on select vertical markets including: transportation and logistics, usage-based-insurance, security and asset tracking, industrial automation and smart grid, and remote patient monitoring. These solutions can be scaled from a small fleet customer to company-wide enterprise deployments. Our M2M solutions can be coupled with our robust N4A™ Device Manager and N4A™ Communications and Management Software (CMS) platform and be monitored, managed and reconfigured remotely from almost anywhere in the world. By combining the N4A CMS platform with the intelligence of the integrated M2M devices, customers will gain a solution that offers ease-of-deployment and superior, reliable performance in small and flexible packages.

In 2013 we certified the MT3050 with Verizon Wireless and subsequently expanded the feature set in alignment with the requirements of our key customers and launched the MT3060. These products are well positioned for the insurance telematics market, including usage-based-insurance applications and fleet management markets. The MT3060 is a plug-and-play device that can be self-installed into a vehicle’s OBD-II port and supports advanced features for crash detection and driver behavior. The devices also support access to cloud applications for over-the-air device management and data acquisition to support third party or customer applications.

We also launched the MiFi Powered ™ SA 2100 product which addresses vertical markets such as connected car, fleet management and fixed telemetry. The SA 2100 supports internet connectivity through WiFi to the carrier LTE network. We offer configurations supporting GPS and accelerometer applications for fleet management and connected car applications as well as Ethernet interfaces for Telemetry applications.

N4A™ Software and Design Services include our N4A™ Device Manager and N4A™ Communications & Management Software, or N4A™ CMS, and design services that we provide to other companies, primarily for asset management solutions. Our N4A CMS 4.1 platform is a next-generation service delivery platform that eases the development, deployment, and operation of asset-management applications. N4A CMS provides a standardized, scalable way to connect and manage remote assets and improve business operations. The platform is flexible and supports both on-premise server or cloud-based deployments and is the basis for delivery of a wide range of M2M services.

Enabler® III & HS Embedded Solutions are integrated into various products or equipment so that those assets may communicate with other computers. These “machine-to-machine” applications enable back-end IT systems to receive data from remote assets. A common example is vehicle modules that transmit data about location, engine conditions, and abnormal situations to critical decision support or monitoring systems. During 2012, we launched the Enabler HS 3001 (1X) module, and during 2013 we launched the HS 3002 (HSDPA) module. These two modules build on the legacy proven design of the Enfora Enabler series. Our CDMA2000 1X and GSM/GPRS/EDGE/HSDPA low power platforms deliver small size and industry-leading performance, reliable connectivity, and device intelligence needed for today’s demanding M2M applications. These solutions are ideal for markets including but not limited to security, telemetry, POS, mHealth, AVL and AMI/AMR market segments looking for high reliability and a common design across multiple technologies.

Customers

Our customer base is comprised of wireless operators, distributors, OEMs, and various companies in vertical markets. Our tier-one wireless-operator customers include AT&T, Sprint, and Verizon Wireless. OEM customers include Dell and Hewlett-Packard. Our M2M customer base is a mix across various verticals including customers such as RAC Monitoring Services, Telogis, Linear Technology, Vehicle Tracking Solutions LLC, Fleetmatics, DigiCore Holdings Ltd., and Nextraq.

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

•

M2M Customers. We believe the M2M market provides substantial opportunities for growth. Machine-to-machine and smart-systems technologies are being integrated into a growing number of manufactured devices and machines—whether fixed, movable or fully mobile. We have a growing market presence in many of the high-growth segments of the M2M market. These include commercial telematics, after market telematics, remote monitoring and control, security, and connected home. We expect to work with these customers to develop customized solutions that incorporate our software and other intellectual property, providing significant product differentiation.

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

Strategic Relationships

We continue to develop and maintain strategic relationships with wireless and computer industry leaders like QUALCOMM, Sprint, AT&T, Verizon Wireless and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources, knowledge and technology of our channel partners.

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

We sell our M2M Products and Solutions primarily to enterprises in the following industries: transportation; energy and industrial automation; security and safety; and medical monitoring. We sell our M2M Products and Solutions through our direct sales force and through distributors.

A significant portion of our revenue comes from a small number of customers. Our revenues from sales to Verizon Wireless represented approximately 58% of our total revenues for the year ended December 31, 2013.

A substantial majority of our revenue is derived from sales in the U.S. See Note 12 to our consolidated financial statements for a discussion of our revenue and asset concentrations by geographic location.

Product Research and Development

Our research and development efforts are focused on developing innovative new wireless products and improving the functionality, design and performance of our existing products. Our research and development expenses for the years ended December 31, 2013, 2012, and 2011 were $48.2 million, $60.4 million, and $61.4 million, respectively.

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

Mobile Computing Products and M2M Products and Solutions

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

Intellectual Property

Mobile Computing Products

Our wireless broadband access solutions rely on and benefit from our portfolio of intellectual property, including patents and trademarks. We currently own 50 United States patents. In addition, we currently have 50 patent applications pending. From time to time, we also seek to have our patents registered in selected foreign jurisdictions. The patents that we currently own expire at various times between 2014 and 2031.

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

M2M Products and Solutions

Our M2M products and solutions incorporate patents, licensed technology, and trade secrets gained from our deep experience in providing customized solutions to our customers.

We currently own 9 United States patents related to M2M products and solutions. In addition, we currently have 19 patent applications pending. From time to time, we also seek to have our patents registered in selected foreign jurisdictions. The patents that we currently own expire at various times between 2020 and 2031.

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

We also hold a number of trademarks including Enfora, Spider, Enabling Information Anywhere, Enabler, and N4A.

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

Our products compete with a variety of devices, including other wireless modems and mobile hotspots, wireless handsets, wireless handheld computing devices and M2M wireless solutions. Our current competitors include:

•	wireless data modem and mobile hotspot providers, such as Huawei, ZTE, Sierra Wireless, PCD, LG Innotek, Samsung and Franklin Wireless;

•	wireless handset manufacturers, such as HTC, Apple, Motorola, Nokia, and Samsung;

•	wireless M2M solution providers, such as Sierra Wireless, Telit Wireless Solutions, Gemalto, CalAmp and Huawei.

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

Employees

As of December 31, 2013, we had 316 employees. By segment, Mobile Computing Products had 263 employees, including corporate functions, and M2M Products and Solutions had 53 employees. By function, we had 178 employees in research and development, 55 in sales and marketing, 41 in operations, and 42 in general and administrative functions. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.

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

An investment in our common stock involves various risks. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this report and in the documents incorporated by reference herein and therein. The risks and uncertainties described below are those that we currently deem to be material, and do not represent all of the risks that we face. Additional risks and uncertainties not presently known to us or that we currently do not consider material may in the future become material and impair our business operations. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. You should also refer to the other information contained in this Form 10-K, including our consolidated financial statements and the related notes.

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

Our products compete with a variety of devices, including other wireless modems and mobile hotspots, wireless handsets, wireless handheld computing devices and M2M wireless solutions. Our current competitors include:

•	wireless data modem and mobile hotspot providers, such as Huawei, ZTE, Sierra Wireless, PCD, LG Innotek, Samsung and Franklin Wireless;

•	wireless handset manufacturers, such as HTC, Apple, Motorola, Nokia, and Samsung;

•	wireless M2M solution providers, such as Sierra Wireless, Telit Wireless Solutions, Gemalto, CalAmp and Huawei.

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

We currently rely on third parties to manufacture and warehouse our products, which exposes us to a number of risks and uncertainties outside our control.

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

As of the date of this report, a class action lawsuit has been filed on behalf of persons who allegedly purchased our common stock between February 27, 2007 and September 15, 2008. The lawsuit names us and certain of our current and former officers as defendants. On December 6, 2013, counsel for the defendants and counsel for the lead plaintiffs, entered into a binding memorandum of understanding reflecting a proposed settlement of the class action. On March 7, 2014, the federal court handling this case entered an order giving its preliminary approval to the settlement as set forth in the memorandum of understanding. The court set a hearing date of June 20, 2014, for the final approval of the settlement.

Additional litigation may be initiated against us based on the alleged false statements at issue in the pending litigation. Although we believe the existing lawsuit is likely to be resolved at the court’s hearing on June 20, 2014, we cannot predict the likelihood that further proceedings will be instituted against us. The cost of defending any future lawsuits may be high, and these legal proceedings may also result in the diversion of our management’s time and attention away from our business. In the event that there is an adverse ruling in any legal proceeding, we may be required to make payments to third parties that could harm our business or financial results.

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

In addition to our manufacturing activities in Asia, we have staff located in Canada, China and Europe. We also sell our products outside the U.S. These international business activities expose the Company to additional business risks, including:

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

Our international business activities expose the Company to fluctuations in exchange rates between the United States dollar and foreign currencies which may affect our operating results.

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

At December 31, 2013, we had $23.0 million in cash, cash equivalents and marketable securities, excluding restricted marketable securities of $2.6 million. Substantially all of our marketable securities are invested in fixed income securities.

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

None.

Item 2.	Properties

Our principal executive offices are located in San Diego, California where we lease approximately 96,000 square feet under an arrangement that expires in December 2016. In connection with our acquisition of Enfora, Inc., we currently lease approximately 21,000 square feet in Richardson, Texas under a lease arrangement that expires in June 2020. In Calgary, Canada, we lease approximately 24,000 square feet under a lease that expires in September 2017. In Shanghai, China, we lease approximately 1,200 square meters for our Chinese staff under a lease agreement that expires in April 2015. We also lease space in various geographic locations abroad primarily for sales and support personnel or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.

Item 3.	Legal Proceedings

On September 15, 2008 and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California (the “Court”) on behalf of alleged stockholders of the Company. On December 11, 2008, these lawsuits were consolidated into a single action and in May 2010, the consolidated lawsuits were captioned the case In re Novatel Wireless Securities Litigation (the “Litigation”). The Litigation is being pursued on behalf of persons who purchased the Company’s common stock between February 27, 2007 and September 15, 2008.

As previously disclosed, on December 6, 2013, to avoid the costs, disruption and distraction of further litigation, legal counsel for the defendants entered into a binding Memorandum of Understanding (“MOU”) with legal counsel for the lead plaintiffs, reflecting a proposed agreement to settle the Litigation. The proposed agreement did not admit any liability and the Company and the individual defendants continue to deny any and all liability.

Under the terms of the proposed settlement, the Company would pay $6 million in cash, $5 million in the Company’s common stock and a $5 million secured promissory note, to resolve all claims asserted in the Litigation on behalf of class members. A portion of the $6 million in cash would be funded by insurers for the Company. The $5 million in shares of the Company’s common stock would be unrestricted and freely tradable shares and either registered or exempt from registration at the time of issuance and distribution to class members, which would occur within 10 business days after the entry of a final order of approval by the Court. The $5 million secured note, with a 5% interest rate, would have a 30 month maturity and be secured by the Company’s accounts receivables. The Company has the right, at its sole option, to substitute cash for the note prior to the entry of final approval by the Court.

The settlement is subject to the following conditions: (1) the funding by the Company of the settlement; (2) the Company’s right to terminate the settlement if an agreed upon portion of the class members deliver timely and valid requests for exclusion from the class; (3) entry of final judgment by the Court approving the settlement; and (4) satisfaction of waiver of all covenants in the MOU.

On March 7, 2014, the Court entered an order giving preliminary approval to the settlement. The Court set a hearing for June 20, 2014, for final approval of the settlement of the Litigation.

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

	High ($)	Low ($)
2013
First quarter	2.44	1.27
Second quarter	4.14	1.90
Third quarter	4.43	2.57
Fourth quarter	3.36	1.95

2012
First quarter	3.69	2.85
Second quarter	3.37	1.95
Third quarter	2.68	1.79
Fourth quarter	2.02	1.17

Number of Stockholders of Record

Our outstanding capital stock consists of a single class of common stock. As of March 6, 2014, there were approximately 43 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2008 and December 31, 2013 with the cumulative total return of (i) the Nasdaq Stock Market (U.S.) Index or the Nasdaq Composite Index, and (ii) the Nasdaq Telecommunications Index, or the Nasdaq Telecom Index, over the same period. This graph assumes the investment of $100.00 on December 31, 2008 in the common stock of the Company, the Nasdaq Composite Index and the Nasdaq Telecom Index and assumes the reinvestment of any dividends. The stockholder return shown on the graph below should not be considered indicative of future stockholder returns and the Company will not make or endorse any predictions as to future stockholder returns.

	Cumulative Total Return
	12/08	12/09	12/10	12/11	12/12	12/13
Novatel Wireless, Inc.	100.00	171.77	205.82	67.46	28.66	51.08
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Telecommunications	100.00	137.81	148.84	131.52	136.58	189.00

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The selected consolidated statements of operations data presented below for each of the years ended December 31, 2013, 2012, and 2011, and the consolidated balance sheet data at December 31, 2013 and 2012 are derived from our consolidated financial statements included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2010 and 2009 and consolidated balance sheet data at December 31, 2011, 2010, and 2009 are derived from the audited consolidated financial statements not included in this report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$335,053	$344,288	$402,862	$338,942	$337,422
Cost of net revenues	266,759	271,845	318,270	272,648	249,764

Gross profit	68,294	72,443	84,592	66,294	87,658

Operating costs and expenses:
Research and development	48,246	60,422	61,392	48,906	44,892
Sales and marketing	20,898	27,501	29,830	20,978	19,857
General and administrative	24,179	22,668	21,600	21,233	20,159
Goodwill and intangible assets impairment	0	49,521	3,277	0	0
Amortization of purchased intangible assets	562	1,074	2,220	179	0
Contingent loss for litigation	14,326	0	0	0	0
Restructuring charges	3,304	0	0	0	0

Total operating costs and expenses	111,515	161,186	118,319	91,296	84,908

Operating income (loss)	(43,221)	(88,743)	(33,727)	(25,002)	2,750
Interest and other income (expense)	(109)	88	(668)	(555)	1,689

Income (loss) before income taxes	(43,330)	(88,655)	(34,395)	(25,557)	4,439
Income tax expense (benefit)	83	611	(9,503)	7,893	527

Net income (loss)	$(43,413)	$(89,266)	$(24,892)	$(33,450)	$3,912

Net income (loss) per common share:
Basic	$(1.28)	$(2.72)	$(0.78)	$(1.06)	$0.13

Diluted	$(1.28)	$(2.72)	$(0.78)	$(1.06)	$0.13

Weighted average shares outstanding:
Basic	33,948	32,852	32,043	31,494	30,648

Diluted	33,948	32,852	32,043	31,494	31,224

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities (1)	$25,532	$55,309	$88,831	$97,826	$176,044
Working capital	40,928	67,199	81,113	87,174	149,468
Total assets	111,465	161,531	249,179	302,108	277,394
Stockholders’ equity	44,916	85,447	166,025	185,403	211,155
Long-term liabilities	11,848	2,552	4,080	12,886	15,543

(1)	Includes restricted marketable securities

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our mobile-hotspot and modem customer base is comprised of wireless operators, including AT&T, Sprint, and Verizon Wireless; laptop PC and other original equipment manufacturers, or OEMs, including Dell and Hewlett-Packard; as well as distributors and various companies in other vertical markets. Our M2M customer base is comprised of transportation companies, industrial companies, manufacturers, application service providers and distributors. Our solutions address multiple verticle markets for our customers including commercial telematics, after market telematics, remote monitoring and control, security and connected home. We have strategic relationships with several of these customers that provide input and validation of our product requirements across the various verticle markets.

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

Factors Which May Influence Future Results of Operations

Net Revenues. We believe that our future net revenues will be influenced largely by the speed and breadth of the demand for wireless access to data through the use of next generation networks including demand for 3G and 4G products, 3G and 4G data access services, particularly in North America, Europe and Asia; customer acceptance for our new products that address these markets, including our MiFi line of Intelligent Mobile Hotspots; and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	economic environment and related market conditions;

•	increased competition from other wireless data device suppliers as well as suppliers of emerging devices that contain a wireless data access feature;

•	demand for broadband access services and networks;

•	rate of change to new products;

•	timing of deployment of 4G networks by wireless operators;

•	decreased demand for EV-DO and HSPA products;

•	product pricing; and

•	changes in technologies.

We anticipate introducing additional products during the next twelve months, including 4G broadband-access products, M2M solutions and software applications and platforms. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like QUALCOMM, Sprint, Verizon Wireless, AT&T, and major software vendors. Through strategic relationships, we have been able to maintain market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

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

Research and development are at the core of our ability to produce innovative, leading-edge products. This category consists primarily of engineers and technicians who design and test our highly complex products and the acquisition of testing and certification services.

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

General and administrative expenses include primarily corporate functions such as accounting, human resources, legal fees, administrative support, and professional fees. This category also includes the expenses needed to operate as a publicly-traded company, including Sarbanes-Oxley compliance, SEC filings, stock-exchange fees, and investor-relations expense. Although general and administrative expenses are not directly related to revenue levels, certain expenses such as litigation settlements, legal expenses, and provisions for bad debts may cause significant volatility in future general and administrative expenses.

Amortization of purchased intangibles includes the amortization of customer relationships, covenant-not-to-compete agreements and trade name intangible assets purchased through the acquisition of Enfora.

We also subject our intangible assets and goodwill to impairment assessments when required which can result in charges when impairment occurs.

We have undertaken certain restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. Restructuring activities consist primarily of severance costs incurred in connection with the reduction of our workforce and facility exit related costs.

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

Results of Operations

The following table sets forth our consolidated statements of operations expressed as a percentage of net revenues for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(as a percent of net revenues)
Net revenues	100.0%	100.0%	100.0%
Cost of net revenues	79.6	79.0	79.0

Gross margin	20.4	21.0	21.0

Operating costs and expenses:
Research and development	14.4	17.5	15.2
Sales and marketing	6.2	8.0	7.4
General and administrative	7.2	6.6	5.4
Goodwill and intangible assets impairment	0.0	14.4	0.8
Amortization of purchased intangible assets	0.2	0.3	0.6
Contingent loss for litigation	4.3	0.0	0.0
Restructuring charges	1.0	0.0	0.0

Total operating costs and expenses	33.3	46.8	29.4

Operating loss	(12.9)	(25.8)	(8.4)

Interest income, net	0.0	0.1	0.1
Other expense, net	(0.1)	(0.1)	(0.3)

Loss before income taxes	(12.9)	(25.8)	(8.6)
Income tax expense (benefit)	0.0	0.2	(2.4)

Net loss	(13.0)%	(25.9)%	(6.2)%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net revenues. Net revenues were approximately $335.1 million during 2013, a decrease of approximately $9.2 million or 2.7% compared to 2012.

The following table summarizes net revenues by reportable segment and product categories during the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Net revenues by reportable segment:
Mobile Computing Products	$297,499	$312,508
M2M Products and Solutions	37,554	31,780

Total	$335,053	$344,288

	Year Ended December 31,
	2013	2012
Net revenues by product categories:
Mobile Broadband Devices	$277,415	$287,572
Embedded Solutions	36,689	29,960
Asset Management Solutions and Services	20,949	26,756

Total	$335,053	$344,288

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the year ended December 31, 2013 were $297.5 million, a decrease of $15.0 million or 4.8% compared to the same period in 2012. The decrease is primarily attributable to lower sales of Mobile Broadband devices caused by increased market competition at our largest customer and lower average sales prices during the period.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the year ended December 31, 2013 were $37.6 million, an increase of $5.8 million or 18.2% compared to the same period in 2012. The increase is primarily due to increased sales of our HS3001 module launched in the first quarter of 2013.

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

Net revenues from our Mobile Broadband Devices category for the year ended December 31, 2013 were $277.4 million, a decrease of $10.2 million or 3.5% compared to the same period in 2012. The decrease is primarily attributable to increased competition at our largest customer and lower average sales prices during the period.

The Embedded Solutions category accounted for $36.7 million, an increase of $6.7 million or 22.5% compared to the same period in 2012. This included $18.8 million in sales of M2M modules and $17.9 million of embedded modules for OEM computing devices.

Net revenues from Asset Management Solutions & Services were $20.9 million, a decrease of $5.8 million or 21.7% compared to the same period in 2012. These sales were predominantly comprised of integrated product hardware sales. Sales of CMS software were not significant for the years ended December 31, 2013 and 2012.

Cost of net revenues. Cost of net revenues for the year ended December 31, 2013 was approximately $266.8 million, or 79.6% of net revenues, as compared to approximately $271.8 million, or 79.0% of net revenues in 2012. The cost of net revenues as a percentage of net revenues increased compared to the same period in 2012 primarily due to the reduction of average sales prices of 4G products in our Mobile Computing Products segment and an increase in the inventory obsolescence provision, partially offset by lower amortization costs associated with purchased intangible assets and by reduced labor cost attributed to headcount reductions and decreased share-based compensation expense. Cost of net revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the year ended December 31, 2013 was approximately $68.3 million, or 20.4% of net revenues, as compared to approximately $72.4 million, or 21.0% of net revenues in 2012. The gross profit percentage decrease compared to the same period in 2012 was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. We expect that our gross profit percentage will continue to fluctuate from quarter to quarter depending on product mix, competitive selling prices, our ability to reduce product costs and changes in unit volume.

Research and development expenses. Research and development expenses for the year ended December 31, 2013 were approximately $48.2 million, or 14.4% of net revenues, compared to approximately $60.4 million, or 17.5% of net revenues in 2012. Research and development expenses for the year ended December 31, 2013 were lower as compared to the same period in 2012 due to reduced labor cost attributed to headcount reductions, as well as lower share-based compensation expenses which was primarily related to additional expense in 2012 for the termination of our 2000 Employee Stock Purchase Plan in the fourth quarter of 2012.

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

Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2013 were approximately $20.9 million, or 6.2% of net revenues, compared to approximately $27.5 million or 8.0% of net revenues in 2012. Sales and marketing expenses were lower as compared to the same period in 2012, primarily due to headcount reductions, resulting in a decrease in salaries and related expenditures and share-based compensation expenses.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2013 were approximately $24.2 million, or 7.2% of net revenues, compared to approximately $22.7 million, or 6.6% of net revenues in 2012. The increase was due primarily to litigation settlements reached during the year, as well as increased legal fees and an increase to our allowance for doubtful accounts receivable, partially offset by reduced salaries and related expenditures attributed to headcount reductions and decreased share-based compensation expense.

Goodwill and intangible assets impairments. No impairments were recorded during the year ended December 31, 2013. During the first and third quarters of 2012, based on actual operating results, and reductions in management’s estimates of forecasted operating results of the M2M Products and Solutions reporting unit principally due to an updated view of competitive pressures impacting average selling prices and forecasted sales volumes, customer product and technology selections, and the loss of certain customers, the Company determined there were sufficient indicators of impairment present to require an interim impairment analysis. Based on the fair value tests performed during the first quarter of 2012, the Company recorded a pre-tax goodwill impairment charge of $6.6 million and a purchased intangible asset charge of $22.8 million. Based on the fair value tests performed during the third quarter of 2012, the Company recorded a preliminary pre-tax goodwill impairment charge of $13.2 million and a preliminary purchased intangible asset charge of $7.3 million. During the fourth quarter of 2012, the Company completed the third quarter impairment analysis and reduced the purchased intangible asset impairment by $300,000.

Amortization of purchased intangible assets. The amortization of purchased intangible assets for the year ended December 31, 2013 was approximately $562,000, compared to approximately $1.1 million in 2012. The decrease in amortization expense was due to the lower net asset value of the intangible assets resulting from impairment charges in the first and third quarters of 2012.

Contingent loss for litigation. The contingent loss for litigation for the year ended December 31, 2013 was $14.3 million related to the securities litigation.

Restructuring charges. Restructuring expenses for the year ended December 31, 2013 were $3.3 million, and predominantly consist of severance costs incurred in connection with the reduction of our workforce and facility exit related costs. In September 2013, the Company commenced certain restructuring initiatives, including the closure of the Company’s development site in Calgary, Canada, and the consolidation of certain supply chain management activities, resulting in a reduction in force of 72 employees across all functional areas of the Company.

Interest income, net. Interest income, net, for the year ended December 31, 2013 was $113,000 as compared to $291,000 for the same period in 2012. Our net interest income during 2013 and 2012 was primarily related to interest earned on our marketable securities. The decrease in our interest income during 2013 was primarily related to the decrease in net asset values of our marketable securities compared to the same period in 2012.

Other expense, net. Other expense, net for the year ended December 31, 2013 was $222,000 as compared to $203,000 for the same period in 2012.

Income tax expense (benefit). Income tax expense was approximately $83,000 for fiscal 2013, compared to an expense of $611,000 in 2012. The difference between the federal and state statutory combined benefit rate of 36% and our effective tax rate for 2013 is primarily due to a full valuation allowance on the U.S.-based deferred tax assets generated in 2013. The income tax expense for 2012 was primarily due to a full valuation allowance on the U.S.-based deferred tax assets generated in 2012, and a $0.4 million expense related to an increase in the Company’s valuation allowance on the Canadian-based deferred tax assets.

Net loss. For the year ended December 31, 2013, we reported a net loss of approximately $43.4 million, as compared to net loss of approximately $89.3 million in 2012. Net income for the year ended December 31, 2013 was significantly impacted due to the contingent loss for litigation of $14.3 million recognized in the fourth quarter of 2013. Net income for the year ended December 31, 2012 was significantly impacted due to the impairment charges recognized in the first and third quarters of 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net revenues. Net revenues were approximately $344.3 million during 2012, a decrease of approximately $58.6 million or 14.5% compared to 2011.

The following table summarizes net revenues by reportable segment and product categories during the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Net revenues by reportable segment:
Mobile Computing Products	$312,508	$358,106
M2M Products and Solutions	31,780	44,756

Total	$344,288	$402,862

	Year Ended December 31,
	2012	2011
Net revenues by product categories:
Mobile Broadband Devices	$287,572	$336,730
Embedded Solutions	29,960	39,793
Asset Management Solutions and Services	26,756	26,339

Total	$344,288	$402,862

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

Net revenues from our Mobile Broadband Devices category for the year ended December 31, 2012 were $287.6 million, a decrease of $49.2 million or 14.6% compared to the same period in 2011. The decrease is primarily attributable to increased competition at our largest customer.

The Embedded Solutions category accounted for $30.0 million, or 8.7% of total net revenues for the year ended December 31, 2012, a decrease of $9.8 million compared to the same period in 2011. This included $13.7 million in sales of M2M modules and $16.3 million of embedded modules for OEM computing devices.

Net revenues from Asset Management Solutions & Services were $26.8 million and accounted for approximately 7.8% of total net revenues for the year ended December 31, 2012, an increase of $417,000 compared to the same period in 2011. These sales were predominantly comprised of integrated product hardware sales. Sales of CMS software were not significant for the years ended December 31, 2012 and 2011.

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

To address short term liquidity requirements resulting from working capital changes the Company entered into a margin credit facility with a bank in 2011. The use of this margin credit facility allows the Company to meet short-term cash requirements and avoid selling cash equivalents and marketable securities. Borrowings under this facility are collateralized by Company cash and cash equivalents and marketable securities on deposit at the bank. During the twelve months ended December 31, 2012, the Company borrowed $14.0 million against the facility and repaid the entire amount during the same period. The Company had no outstanding borrowings under this facility at December 31, 2012. During the twelve months ended December 31, 2013, the Company borrowed $20.3 million against the facility and had outstanding borrowings of $2.6 million under this facility at December 31, 2013. Under the terms of the credit facility, the bank may liquidate any of the Company’s cash equivalents or marketable securities held at any time in order to recoup the outstanding balance of the facility. Accordingly, a like amount of marketable equity securities have been classified by the Company as restricted marketable securities on the balance sheet at December 31, 2013. At December 31, 2013 the Company had no cash equivalents held at this bank. The Company’s unused borrowing capacity at December 31, 2013 under the credit facility was $1.8 million.

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities:

	Year Ended December 31, (in thousands)
	2013	2012	Increase / (Decrease)
Working capital (1)	$40,928	$67,199	$(26,271)

Cash and cash equivalents (2)	$2,911	$16,044	$(13,133)
Short-term marketable securities (2)(3)	16,612	38,064	(21,452)
Long-term marketable securities	3,443	1,201	2,242

Total cash and cash equivalents and marketable securities	$22,966	$55,309	$(32,343)

(1)	Working capital is defined as the excess of current assets over current liabilities.
(2)	Included in working capital.
(3)	Excludes restricted marketable securities.

Our decrease in working capital as of December 31, 2013 compared to the prior year was primarily due to losses from operations incurred and capital expenditures in 2013, as well as the investment of short-term marketable securities maturities into long-term marketable securities of approximately $2.2 million.

As of December 31, 2013, our cash, cash equivalents and marketable securities decreased $32.3 million as compared to December 31, 2012, primarily due to $26.6 million of cash used in operating activities and capital expenditures of $5.0 million. See the discussion of market risk in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Historical Cash Flows

The following table summarizes our consolidated statements of cash flows for the periods indicated:

	Year Ended December 31, (in thousands)
	2013	2012
Net cash used in operating activities	$(26,627)	$(29,879)
Net cash provided by (used in) investing activities	11,624	(2,203)
Net cash provided by financing activities	2,014	1,120
Effect of exchange rates on cash and cash equivalents	(144)	(63)

Net decrease in cash and cash equivalents	(13,133)	(31,025)
Cash and cash equivalents, beginning of period	16,044	47,069

Cash and cash equivalents, end of period	$2,911	$16,044

Operating activities. Net cash used in operating activities was $26.6 million for 2013 compared to $29.9 million of net cash used in 2012. Net cash used in operating activities for the year ended December 31, 2013 was primarily attributable to the loss incurred in 2013 and the unfavorable working capital impacts of a $19.2 million reduction in accounts payable. The unfavorable working capital impacts during the year ended December 31, 2013 were partially offset by non-cash charges including depreciation and amortization, goodwill and intangible assets impairment, share-based compensation and contingent loss for litigation. Net cash used in operating activities for the year ended December 31, 2012 was primarily attributable to the loss incurred in 2012 and the unfavorable working capital impacts of a $10.4 million reduction in accounts payable and a $6.2 million increase in accounts receivable. The unfavorable working capital impacts during the year ended December 31, 2012 were partially offset by non-cash charges including depreciation and amortization, goodwill and intangible assets impairment and share-based compensation.

Investing activities. Net cash provided by investing activities for 2013 was approximately $11.6 million compared to $2.2 million used in investing activities in 2012. The net cash provided by investing activities in 2013 was primarily related to the net sales and maturities of our marketable securities of $16.6 million, partially offset by purchases of property and equipment of $5.0 million. The net cash used in 2012 was primarily related to purchases of property and equipment of $4.6 million, partially offset by the net sales and maturities of our marketable securities of $2.5 million.

Financing activities. Net cash provided by financing activities for 2013 was $2.0 million, compared to net cash provided by financing activities of $1.1 million for 2012. Net cash provided by financing activities in 2013 was primarily related to proceeds received from borrowing on our margin credit facility, partially offset by principal repayments on our margin credit facility borrowings, and payroll taxes paid on behalf of employees for restricted stock units which vested during the period. Net cash provided by financing activities in 2012 was primarily related to proceeds from stock option exercises and stock purchases through our employee stock purchase plan. Net financing activities for 2012 also included cash borrowings and repayment of $14.0 million during the year.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at December 31, 2013, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Fiscal Year
	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$3,626	$3,417	$3,394	$806	$422	$653	$12,318
Committed purchase orders	52,004	0	0	0	0	0	52,004

Total contractual obligations	$55,630	$3,417	$3,394	$806	$422	$653	$64,322

Our liability for uncertain tax benefits, including interest, as of December 31, 2013 was approximately $62,000, compared to approximately $367,000 as of December 31, 2012. The decrease was primarily due to the expiration of the applicable statutes of limitations for certain tax years. Our tax liability for uncertain tax benefits is not included in our table of contractual obligations and commercial commitments. We do not believe that we will pay such amount within one year from December 31, 2013; however, we cannot reasonably estimate the timing of future payments with respect to this liability.

Other Liquidity Needs

We expect to incur ongoing professional fees and expenses to defend litigation filed against us or related to our products, which litigation is discussed in Note 11 to our consolidated financial statements included in this report. These costs cannot be estimated at this time.

During the year ending December 31, 2014, we plan to incur approximately $2.0 million for discretionary capital expenditures, including the acquisition of additional software licenses.

We have recently incurred operating losses and had a net loss of $43.4 million during the year ended December 31, 2013. As of December 31, 2013, we had available cash, cash equivalents and short-term marketable securities totaling $19.5 million, excluding $2.6 million of restricted marketable securities, and working capital of $40.9 million. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our cash resources from cash and cash equivalents and marketable securities, together with anticipated cash flows from operations will be sufficient to meet our working capital needs for the next twelve months.

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

Predominantly all of the revenues represent the sale of hardware with accompanied software that is essential to the functionality of the hardware. The Company records revenue associated with the agreed upon price on hardware sales, and accrues any estimated costs of post-delivery performance obligations, such as warranty obligations. The Company considers the four basic revenue recognition criteria discussed under Staff Accounting Bulletin No. 104 when assessing appropriate revenue recognition as follows:

Criterion #1 — Persuasive evidence of an arrangement must exist;

Criterion #2 — Delivery has occurred;

Criterion #3 — The Company’s price to the buyer must be fixed or determinable; and,

Criterion #4 — Collectibility is reasonably assured.

Under ASU 2009-13, in multiple element arrangements, the total consideration received from customers must be allocated to the elements based on a relative selling price. The accounting guidance establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendors specific objective evidence (VSOE), (ii) third party evidence (TPE), and (iii) best estimate of selling price

(BESP). Because the Company has neither VSOE nor TPE, revenue has been based on the Company’s BESP. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of the sale provided all other revenue recognition criteria have been met. Amounts allocated to other deliverables based upon BESP are recognized in the period the revenue recognition criteria have been met.

Our process for determining its BESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Our prices are determined based upon cost to produce our products, expected order quantities and acceptance in the marketplace. In addition, when developing ESPs for products we may consider other factors as appropriate including the pricing of competitive alternatives if they exist, and product-specific business objectives.

We account for multiple element arrangements that primarily consist of software licenses and post contract support (PCS) by recognizing revenue for such arrangements ratably over the term of the PCS as we have not established VSOE for the PCS element.

For the years ended December 31, 2013, 2012, and 2011, we have not recorded any significant revenues from multiple element or software arrangements.

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

Income Taxes. We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable to or refundable by tax authorities in the current fiscal year. We also recognize federal, state and foreign deferred tax liabilities or assets based on our estimate of future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that some portion of the deferred tax asset will not be realized. We evaluate deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets which could result in a decrease in our effective tax rate and an adverse impact on operating results. We will continue to evaluate the level of valuation allowance required based on the remaining deferred tax assets.

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

Interest Rate Risk

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable debt securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. At December 31, 2013, we had $25.5 million in cash, cash equivalents and marketable securities, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our $2.9 million in cash equivalents at December 31, 2013, as these consisted of money market funds with the value of all of our cash equivalents determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

At December 31, 2013, substantially all of our marketable securities are invested in fixed income products. As such, our investments in fixed-rate instruments carry a degree of interest rate risk. The market value of fixed-rate securities may be adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates decline. Due in part to these factors, our future investment market values and income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. Using a model that estimates the aggregate yield to maturity of our investment portfolio, we estimate that 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, our $22.6 million in marketable securities by approximately $226,000.

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

We place our cash investments in instruments that meet credit quality standards specified in our investment policy guidelines at the time the investments are made. At December 31, 2013, we have cash and cash equivalents of $2.9 million. Of this $2.9 million, $2.4 million is held in cash demand deposits and $487,000 in cash equivalents was held in money market investments and U.S. Treasury securities. Money market funds attempt to maintain a net asset value, or NAV, of $1 per unit of investment. Should the underlying investments held by these money market funds suffer significant losses to market value due to interest rate changes or perceived counterparty risk, the NAV of these money market funds may suffer declines below the targeted $1 NAV. We hold money market funds that target a balance of investment return and preservation of invested capital through diversified holdings. As such, we do not believe we currently have significant exposure to NAV declines for our money market holdings.

At December 31, 2013, we had $22.6 million invested in our portfolio of marketable securities. Our investment policy guidelines limit the amount of credit exposure to any one issue, issuer or type of instrument. The fair value of our marketable debt securities at December 31, 2013 was determined based on “Level 2” inputs, which were derived based on quoted prices for identical or similar assets, which had few transactions near the measurement period (see Note 3 to our consolidated financial statements).

Foreign Currency Exchange Rate Risk

We generate Euro-denominated accounts receivable from sales to customers that are members of the European Union. During the year ended December 31, 2013, Euro-denominated revenue was approximately $580,000 which represents less than 1% of our total net revenues compared to less than 1% in the same period last year. Although we are exposed to market risk arising from changes in foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar, as Euro-denominated revenue is not considered significant, we did not enter into any foreign exchange contracts during the year ended December 31, 2013. If our net revenues increase in the foreseeable future, we may enter into foreign exchange contracts to mitigate this risk. These forward currency foreign exchange contracts would cover a portion, generally 50% to 80%, but may cover up to 100%, of our Euro-based financial assets.

At December 31, 2013, we had no outstanding forward contracts. During the year ended December 31, 2013, we recorded approximately $17,000 in unrealized foreign currency gains related to our outstanding Euro-denominated accounts receivable balances. Both the unrealized gain on the outstanding forward contracts and the unrealized gains on outstanding Euro-denominated receivables were recorded in other income (expense), net in our consolidated statement of operations.

Assuming a translation of our Euro-denominated revenue for the year ended December 31, 2013 at an average Euro-to-U.S. Dollar exchange rate of $1.33 and a uniform ten percent strengthening or weakening of this exchange rate, we estimate that income before income taxes for the year ended December 31, 2013 would increase or decrease, respectively, by approximately $58,000. This analysis does not give effect to any forward currency foreign exchange contracts that may be used to hedge foreign currency risk.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2013, as stated in their report which is included herein.

Item 9B.	Other Information

None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc.:

We have audited Novatel Wireless Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Novatel Wireless, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Novatel Wireless, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novatel Wireless, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Novatel Wireless, Inc. and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 11, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Identification of Directors. The information under the caption “Election of Directors” appearing in the Proxy Statement to be filed for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

(b) Identification of Executive Officers. The information under the caption “Executive Officers” appearing in the Proxy Statement to be filed for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement to be filed for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

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

(e) Audit Committee. The information under the caption “The Board, Its Committees and Its Compensation—Audit Committee” appearing in the Proxy Statement to be filed for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information under the headings “Executive Compensation,” “The Board, Its Committees and Its Compensation—Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” appearing in the Proxy Statement to be filed for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” appearing in the Proxy Statement to be filed for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the headings “Review and Approval of Transactions with Related Parties” and “The Board, Its Committees and Its Compensation—Director Independence” appearing in the Proxy Statement to be filed for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the heading “Independent Public Accountants” appearing in the Proxy Statement to be filed for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Index to consolidated financial statements

See Index to consolidated financial statements on page F-1.

2. Index to financial statement schedules

The following financial statement schedules for the years ended December 31, 2013, 2012, and 2011 should be read in conjunction with the consolidated financial statements, and related notes thereto.

Schedule	Page
Schedule II—Valuation and Qualifying Accounts	F-35

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or related notes thereto.

(b) Exhibits

The following Exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 5, 2010, by and between Novatel Wireless, Inc., England Acquisition Corp. and Enfora, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 10, 2010).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000, as amended).

Exhibit Number	Description

4.2	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.3	Registration Rights Agreement, dated as of March 12, 2003, entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.4	Registration Rights Agreement, dated as of January 13, 2004, entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1*	Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000 as amended).

10.2*	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.3*	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.4*	Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.7*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.8*	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed May 2, 2011).

10.9*	Form of Restricted Share Award Agreement for restricted stock granted to non-employee directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.10*	Form of Restricted Share Award Agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.11*	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed November 2, 2009).

10.12*	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.13*	Employment Agreement, dated November 2, 2007, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007).

10.14*	2009 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed May 2, 2011).

10.15*	2010 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 13, 2010).

10.16*	Form of Severance Agreement between Novatel Wireless, Inc. and each of Kenneth G. Leddon and Robert M. Hadley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 2, 2010.

10.17	2011 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 9, 2011).

10.18	2012 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2012).

10.19**	Memorandum of Understanding: In re Novatel Wireless Secs. Litig., Civil Action No. 08-CV-01689-AJB (RBB) United States District Court for the Southern District of California, executed December 6, 2013.

21**	Subsidiaries of Novatel Wireless, Inc.

23.1**	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (See signature page).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the Novatel Wireless, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2014	NOVATEL WIRELESS, INC.

	By:	/s/ PETER LEPARULO
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

Signature	Title	Date

/s/ PETER LEPARULO Peter Leparulo	Chairman and Chief Executive Officer (Principal Executive Officer)	March 11, 2014

/s/ KENNETH LEDDON Kenneth Leddon	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2014

/s/ RUSSELL C. GERNS Russell C. Gerns	Director	March 11, 2014

/s/ JAMES LEDWITH James Ledwith	Director	March 11, 2014

/s/ JOHN D. WAKELIN John D. Wakelin	Director	March 11, 2014

/s/ DAVID A. WERNER David A. Werner	Director	March 11, 2014

/s/ SUE SWENSON Sue Swenson	Director	March 11, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Novatel Wireless, Inc.

We have audited the accompanying consolidated balance sheets of Novatel Wireless, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novatel Wireless, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Novatel Wireless, Inc.’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 11, 2014

NOVATEL WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,911	$16,044
Marketable securities	16,612	38,064
Restricted marketable securities	2,566	0
Accounts receivable, net of allowance for doubtful accounts of $2,449 in 2013 and $627 in 2012	39,985	42,652
Inventories	27,793	39,016
Deferred tax assets, net	100	126
Prepaid expenses and other	5,662	4,829

Total current assets	95,629	140,731

Property and equipment, net of accumulated depreciation of $62,334 in 2013 and $59,702 in 2012	9,901	15,229
Marketable securities	3,443	1,201
Intangible assets, net of accumulated amortization of $12,983 in 2013 and $11,951 in 2012	2,131	3,163
Deferred tax assets, net	81	584
Other assets	280	623

Total assets	$111,465	$161,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,538	$45,732
Accrued expenses	23,271	27,800
Current portion of contingent loss for litigation	4,326	0
Short-term margin loan facility	2,566	0

Total current liabilities	54,701	73,532
Other long-term liabilities	1,848	2,552
Long-term portion of contingent loss for litigation	10,000	0

Total liabilities	66,549	76,084

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	0	0
Common stock, par value $0.001; 50,000 shares authorized, 34,097 and 33,655 shares issued and outstanding at December 31, 2013 and 2012, respectively	34	34
Additional paid-in capital	441,368	438,477
Accumulated other comprehensive income	5	14
Accumulated deficit	(371,491)	(328,078)

	69,916	110,447
Treasury stock at cost; 2,436 common shares at December 31, 2013 and 2012	(25,000)	(25,000)

Total stockholders’ equity	44,916	85,447

Total liabilities and stockholders’ equity	$111,465	$161,531

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net revenues	$335,053	$344,288	$402,862
Cost of net revenues	266,759	271,845	318,270

Gross profit	68,294	72,443	84,592

Operating costs and expenses:
Research and development	48,246	60,422	61,392
Sales and marketing	20,898	27,501	29,830
General and administrative	24,179	22,668	21,600
Goodwill and intangible assets impairment	0	49,521	3,277
Amortization of purchased intangible assets	562	1,074	2,220
Contingent loss for litigation	14,326	0	0
Restructuring charges	3,304	0	0

Total operating costs and expenses	111,515	161,186	118,319

Operating loss	(43,221)	(88,743)	(33,727)
Other income (expense):
Interest income, net	113	291	384
Other expense, net	(222)	(203)	(1,052)

Loss before income taxes	(43,330)	(88,655)	(34,395)
Income tax (benefit) provision	83	611	(9,503)

Net loss	$(43,413)	$(89,266)	$(24,892)

Per share data:
Net loss per share:
Basic and diluted	$(1.28)	$(2.72)	$(0.78)

Weighted average shares used in computation of basic and diluted net loss per share:
Basic and diluted	33,948	32,852	32,043

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(43,413)	$(89,266)	$(24,892)
Unrealized gain (loss) on cash equivalents and marketable securities, net of tax	(9)	22	(29)

Total comprehensive loss	$(43,422)	$(89,244)	$(24,921)

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional			Accumulated Other	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, December 31, 2010	31,852	$32	$424,270	$(25,000)	$(213,920)	$21	$185,403
Exercise of stock options, vesting of restricted stock units and shares issued under employee stock purchase plan	410	0	504	0	0	0	504
Taxes withheld on net settled vesting of restricted stock units	0	0	(700)	0	0	0	(700)
Net tax effect from stock options exercised	0	0	(244)	0	0	0	(244)
Share-based compensation	0	0	5,983	0	0	0	5,983
Net loss	0	0	0	0	(24,892)	0	(24,892)
Other comprehensive income (loss)	0	0	0	0	0	(29)	(29)

Balance, December 31, 2011	32,262	32	429,813	(25,000)	(238,812)	(8)	166,025

Exercise of stock options, vesting of restricted stock units and shares issued under employee stock purchase plan	1,393	2	1,597	0	0	0	1,599
Taxes withheld on net settled vesting of restricted stock units	0	0	(433)	0	0	0	(433)
Share-based compensation	0	0	7,500	0	0	0	7,500
Net loss	0	0	0	0	(89,266)	0	(89,266)
Other comprehensive income (loss)	0	0	0	0	0	22	22

Balance, December 31, 2012	33,655	34	438,477	(25,000)	(328,078)	14	85,447

Exercise of stock options and vesting of restricted stock units	442	0	102	0	0	0	102
Taxes withheld on net settled vesting of restricted stock units	0	0	(654)	0	0	0	(654)
Share-based compensation	0	0	3,443	0	0	0	3,443
Net loss	0	0	0	0	(43,413)	0	(43,413)
Other comprehensive income (loss)	0	0	0	0	0	(9)	(9)

Balance, December 31, 2013	34,097	$34	$441,368	$(25,000)	$(371,491)	$5	$44,916

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(43,413)	$(89,266)	$(24,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,949	12,337	17,868
Loss on goodwill and purchased intangible assets impairment	0	49,521	3,277
Impairment loss on equipment, leasehold improvements and software license intangible assets	418	100	203
Provision for bad debts	1,936	439	40
Net impairment loss on marketable securities	0	39	346
Inventory provision	4,344	2,843	689
Share-based compensation expense	3,443	7,500	5,983
Contingent loss for litigation	14,326	0	0
Non-cash income tax expense (benefit)	220	462	(9,185)
Changes in assets and liabilities:
Accounts receivable	730	(6,242)	26,437
Inventories	6,879	420	122
Prepaid expenses and other assets	(489)	(1,237)	3,661
Accounts payable	(19,237)	(10,433)	(24,293)
Accrued expenses, income taxes, and other	(4,733)	3,638	(1,787)

Net cash used in operating activities	(26,627)	(29,879)	(1,531)

Cash flows from investing activities:
Purchases of property and equipment	(5,011)	(4,579)	(5,987)
Purchases of intangible assets	0	(104)	(284)
Purchases of marketable securities	(24,262)	(44,216)	(36,992)
Marketable securities maturities / sales	40,897	46,696	74,922

Net cash provided by (used in) investing activities	11,624	(2,203)	31,659

Cash flows from financing activities:
Proceeds from the issuance of short-term debt, net of issuance costs	20,300	14,000	12,000
Principal repayments of short-term debt	(17,734)	(14,000)	(12,000)
Principal payments under capital lease obligations	0	(46)	(109)
Proceeds from stock option exercises and ESPP net of taxes paid on vested restricted stock units	(552)	1,166	(196)

Net cash provided by (used in) financing activities	2,014	1,120	(305)
Effect of exchange rates on cash and cash equivalents	(144)	(63)	(129)

Net increase (decrease) in cash and cash equivalents	(13,133)	(31,025)	29,694
Cash and cash equivalents, beginning of period	16,044	47,069	17,375

Cash and cash equivalents, end of period	$2,911	$16,044	$47,069

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$65	$17	$8
Income taxes	$121	$104	$112
Supplemental disclosures of non-cash investing activities:
Building rent incentives to fund leasehold improvements	$359	$0	$1,869
Supplemental disclosures of non-cash financing activities:
Marketable equity securities received in settlement of note receivable	$0	$0	$386

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Significant Accounting Policies

Novatel Wireless, Inc. (the “Company,” “our” or “we”) is a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded PCI and wireless PC-card modems, and communications and applications software. In addition, through our acquisition of Enfora, Inc. (“Enfora”) on November 30, 2010, we provide asset management solutions utilizing wireless technology and machine-to-machine (“M2M”) communications devices.

Basis of Presentation

We have recently incurred operating losses and had a net loss of $43.4 million during the year ended December 31, 2013. As of December 31, 2013, we had available cash, cash equivalents and short-term marketable securities totaling $19.5 million, excluding $2.6 million of restricted marketable securities, and working capital of $40.9 million. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe our working capital resources are sufficient to fund our operations through at least December 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, litigation, provision for warranty costs, income taxes, share-based compensation expense and best estimate of selling price in a multiple element arrangement.

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

Marketable Securities

Marketable securities predominantly consist of highly liquid debt investments with a maturity of greater than three months when purchased. The Company holds an insignificant amount of marketable equity securities. All of the Company’s marketable debt securities are treated as “available-for-sale.” While it is the Company’s intent to hold its debt securities until maturity, the Company may sell certain securities for cash flow purposes. Thus, the Company’s marketable debt securities are classified as available-for-sale and are carried on the balance sheet at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. The Company determines the fair value of its financial assets and liabilities by reference to the hierarchy of inputs which consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Intangible Assets

Intangible assets include purchased intangible assets acquired from Enfora and the costs of non-exclusive and perpetual worldwide software technology licenses. These costs are amortized on an accelerated basis or on a straight-line basis over the estimated useful lives of the assets, depending on the anticipated utilization of the asset. The majority of intangible assets relate to the developed technologies and trade name resulting from the acquisition of Enfora. Developed technologies are amortized on a straight-line basis over the remaining one year useful life. Trade name is amortized on a straight-line basis over the remaining useful life of three years.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise over the fair value assigned to assets acquired and liabilities assumed in a business combination. Goodwill is allocated as of the date of the business combination to the reporting units that are expected to benefit from the synergies of the business combination. Goodwill is considered to be impaired if the Company determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds its estimated fair value. The Company performs its annual goodwill impairment test each year at the beginning of the fourth quarter, or more frequently if events or circumstances indicate that the carrying value of goodwill exceeds its fair value. The Company recorded $19.8 million, and $3.3 million of goodwill impairment losses during the years ended December 31, 2012, and 2011, respectively. As of December 31, 2012, all historical goodwill had been fully impaired.

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

Predominantly all of our revenues represent the sale of hardware with accompanied software that is essential to the functionality of the hardware. The Company records revenue associated with the agreed upon price on hardware sales, and accrues any estimated costs of post-delivery performance obligations such as warranty obligations. The Company considers the four basic revenue recognition criteria discussed under Staff Accounting Bulletin No. 104 when assessing appropriate revenue recognition as follows:

Criterion #1—Persuasive evidence of an arrangement must exist;

Criterion #2—Delivery has occurred;

Criterion #3—The Company’s price to the buyer must be fixed or determinable; and,

Criterion #4—Collectibility is reasonably assured.

For multiple element arrangements, total consideration received from customers is allocated to the elements. This may include hardware, non essential software elements and/or essential software, based on a relative selling price. The accounting guidance establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendors specific objective evidence (VSOE), (ii) third party evidence (TPE), and (iii) best estimate of selling price (BESP). Because the Company has neither VSOE nor TPE, revenue has been based on the Company’s BESP. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of the sale provided all other revenue recognition criteria have been met. Amounts allocated to other deliverables based upon BESP are recognized in the period the revenue recognition criteria have been met.

Our process for determining its BESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Our prices are determined based upon cost to produce our products, expected order quantities, acceptance in the marketplace and internal pricing parameters. In addition, when developing BESPs for products we may consider other factors as appropriate including the pricing of competitive alternatives if they exist, and product-specific business objectives.

We account for nonessential software licenses and related post contract support (PCS) under multiple element arrangements by recognizing revenue for such arrangements ratably over the term of the PCS as we have not established VSOE for the PCS element.

For the years ended December 31, 2013, 2012, and 2011, we have not recorded any significant revenues from multiple element or software arrangements.

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

Income Taxes

The Company recognizes federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable to or refundable by tax authorities in the current fiscal year. The Company also recognizes federal, state and foreign deferred tax liabilities or assets based on the Company’s estimate of future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

The expected term of stock options granted is estimated using historical experience. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options and employee stock purchase rights. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts. The Company estimates forfeitures at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates its forfeiture rate assumption for all types of share based compensation awards based historical forfeiture rates related to each category of award.

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

Computation of Net Income (Loss) Per Share

The Company computes basic and diluted per share data for all periods for which a statement of operations is presented. Basic net loss per share excludes dilution and is computed by dividing the net loss by the weighted-average number of shares that were outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to acquire common stock were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

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

Comprehensive Loss

Comprehensive loss consists of net earnings and unrealized gains and losses on available-for-sale securities.

2.	Merger and Acquisition Activities in Prior Years

Enfora

On November 30, 2010, the Company completed the acquisition of Enfora. The acquisition of Enfora diversifies the Company’s customer base and product lines into adjacent markets and advances the Company’s strategy of providing intelligent devices to all end markets—enterprise, consumer and vertical applications.

Enfora’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements beginning November 30, 2010. The revenue and operating results contributed by Enfora for the years ended December 31, 2013, 2012, and 2011 are disclosed in our Segment Information and Concentrations of Risk footnote (see Note 12). Acquisition costs related to the merger of Enfora of $1.9 million were recorded and classified as general and administrative expenses in the consolidated statement of operations during the year ended December 31, 2010.

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

At December 31, 2013, the Company did not have any securities in the Level 3 category. The Company reviews the fair value hierarchy classification on a quarterly basis. We validate the quoted market prices provided by our primary pricing service by comparing their assessment of the fair values of our investments by using a third party investment manager. The third party investment manager uses similar techniques to our primary pricing service to derive the pricing describe above. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2013 (in thousands):

Description	Balance as of December 31, 2013	Level 1	Level 2
Assets:
Cash equivalents
US Treasury securities	$487	$0	$487

Total cash equivalents	487	0	487

Short-term marketable securities:
Available-for-sale:
Government agency securities	2,351	0	2,351
Municipal bonds	2,829	0	2,829
Certificates of deposit	3,360	0	3,360
Corporate debentures / bonds	10,638	0	10,638

Total short-term marketable securities	19,178	0	19,178

Long-term marketable securities:
Available-for-sale:
Certificates of deposit	1,300	0	1,300
Corporate debentures / bonds	2,143	0	2,143

Total long-term marketable securities	3,443	0	3,443

Total financial assets	$23,108	$0	$23,108

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

There were no transfers between Level 1 and Level 2 securities during the years ended December 31, 2013 and 2012. All of our long-term marketable debt securities had maturities of between one and two years in duration at December 31, 2013.

As of December 31, 2013 and 2012, the Company had no outstanding foreign currency exchange forward contracts.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded gains of $0, $0, $8,000, respectively, on its Euro-denominated foreign exchange forward contracts. During the years ended December 31, 2013, 2012 and 2011, the Company recorded foreign currency losses on foreign currency denominated transactions of approximately $183,000, $51,000, and $836,000, respectively. The loss during the years ended December 31, 2013 and 2012 primarily related to foreign currency losses on foreign currency denominated bank accounts. The loss during the year ended December 31, 2011 primarily related to foreign currency losses on South Korean won denominated trade payables.

All recorded gains and losses on foreign exchange transactions are recorded in other income (expense), net, within the consolidated statements of operations.

4.	Financial Statement Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

December 31, 2013	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$2,350	$1	$0	$2,351
Municipal bonds	1 or less	2,828	1	0	2,829
Certificates of deposit	1 or less	3,360	0	0	3,360
Corporate debentures / bonds	1 or less	10,635	3	0	10,638

Total short-term marketable securities		19,173	5	0	19,178

Available-for-sale:
Certificates of deposit	1 to 2	1,300	0	0	1,300
Corporate debentures / bonds	1 to 2	2,143	0	0	2,143

Total long-term marketable securities		3,443	0	0	3,443

		$22,616	$5	$0	$22,621

December 31, 2012	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$3,265	$1	$0	$3,266
Municipal bonds	1 or less	11,246	14	0	11,260
Certificates of deposit	1 or less	6,200	5	0	6,205
Corporate debentures / bonds	1 or less	17,330	3	0	17,333

Total short-term marketable securities		38,041	23	0	38,064

Available-for-sale:
Certificates of deposit	1 to 2	1,200	1	0	1,201

Total long-term marketable securities		1,200	1	0	1,201

		$39,241	$24	$0	$39,265

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

At December 31, 2013 and 2012, the Company recorded net unrealized gains of $5,000, and net unrealized gains of $24,000, respectively. The Company’s net unrealized gains (loss) is the result of market conditions affecting its fixed-income debt securities, which are included in accumulated other comprehensive (loss) income on the consolidated balance sheet for the periods then ended.

As of December 31, 2011, the Company’s investment portfolio included $385,000 of marketable equity securities at original cost, with a fair value of $38,000. During the years ended December 31, 2013, 2012 and 2011, the Company recorded an other-than-temporary loss of $0, $38,000 and $347,000, respectively, within other income (expense), net in the consolidated statement of operations.

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2013	2012
Finished goods	$20,870	$26,776
Raw materials and components	6,923	12,240

	$27,793	$39,016

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Test equipment	$52,108	$53,368
Computer equipment and purchased software	10,814	12,310
Product tooling	3,204	2,232
Furniture and fixtures	2,015	2,219
Leasehold improvements	4,094	4,802

	72,235	74,931
Less—accumulated depreciation and amortization	(62,334)	(59,702)

	$9,901	$15,229

For the years ended December 31, 2013, 2012 and 2011, the Company recorded $70,000, $100,000 and $70,000, respectively, in its cost of net revenues as a result of its impairment analysis of property and equipment.

Depreciation and amortization expense relating to property and equipment was $7.9 million, $9.4 million and $11.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Royalties	$4,243	$4,349
Payroll and related expenses	4,828	7,788
Product warranty	2,244	2,329
Market development funds and price protection	3,059	2,147
Professional fees	1,040	1,549
Deferred revenue	2,999	4,630
Restructuring	610	0
Other	4,248	5,008

	$23,271	$27,800

Accrued Warranty Obligations

Accrued warranty obligations consist of the following (in thousands):

	2013	2012
Warranty liability at beginning of period	$2,329	$1,525
Additions charged to operations	5,055	6,261
Deductions from liability	(5,140)	(5,457)

Warranty liability at end of period	$2,244	$2,329

5.	Intangible Assets

The Company’s amortizable purchased intangible assets resulting from its acquisition of Enfora are composed of (in thousands):

	Years ended December 31,
	2013				2012
	Gross	Accumulated Amortization	Accumulated Impairment	Net	Gross	Accumulated Amortization	Impairment	Net
Developed technologies	$26,000	$(6,120)	$(19,547)	$333	$26,000	$(5,786)	$(19,547)	$667
Trade name	12,800	(2,665)	(8,582)	1,553	12,800	(2,147)	(8,582)	2,071
Other	3,720	(1,967)	(1,620)	133	3,720	(1,923)	(1,620)	177

Total amortizable purchased intangible assets	$42,520	$(10,752)	$(29,749)	$2,019	$42,520	$(9,856)	$(29,749)	$2,915

The following table presents details of the amortization of purchased intangible assets of Enfora included in the cost of net revenues and operating costs and expenses categories (in thousands):

	Years ended December 31,
	2013	2012
Cost of net revenues	$334	$1,623
General and administrative expenses	562	1,074

Total amortization expense	$896	$2,697

The following table presents details of the amortization of existing amortizable purchased intangible assets of Enfora that is currently estimated to be expensed in the future (in thousands):

Fiscal year:	Amount
2014	$895
2015	562
2016	562

Total	$2,019

Additionally, at December 31, 2013 and 2012, the Company had net acquired software licenses of $112,000 and $248,000, respectively, net of accumulated amortization of $2.2 million and $2.1 million, respectively. The acquired software licenses represent rights to use certain software necessary for the development and commercial sale of the Company’s products.

The Company monitors its intangible and long-lived asset balances and conducts formal tests when impairment indicators are present (see Note 6 for a discussion of the impairment indicators). There was no impairment loss recorded for the year ended December 31, 2013. During the quarter ended March 31, 2012, the Company recorded an impairment loss of $22.8 million related to a decrease in the estimated fair values of the purchased intangible assets fair values. At September 30, 2012, the Company recorded a further preliminary impairment loss of $7.3 million related to the continued decrease in the estimated fair values of the purchased intangible assets. During the fourth quarter of 2012, the Company completed the impairment analysis and reduced the third quarter impairment by $300,000. The Company recorded $133,000 of impairment loss related to acquired software licenses during the year ended December 31, 2011.

Amortization expense relating to acquired software licenses was $113,000, $196,000 and $422,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense related to licenses obtained for research purposes is recorded within research and development expense in the consolidated statements of operations. Amortization expense related to licenses obtained for commercial products is recorded in cost of net revenues in the consolidated statements of operations.

At December 31, 2013, the weighted average remaining useful life of the Company’s long-lived intangible assets including acquired software licenses is 2.1 years.

6.	Goodwill

As a result of goodwill impairment charges recorded during the twelve months ended December 31, 2012, the carrying amount of goodwill at December 31, 2013 and December 31, 2012 was zero. The carrying amount of goodwill at December 31, 2011 was $19.8 million.

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

Based upon fair value tests performed with the assistance of third party independent appraisals, during the third quarter of 2012, the first quarter of 2012 and the third quarter of 2011, the Company recorded pre-tax goodwill impairment charges of $13.2 million, $6.6 million and $3.3 million, respectively.

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

For the years ended December 31, 2013, 2012 and 2011, basic and diluted weighted-average common shares outstanding were 33,948,000, 32,852,000 and 32,043,000, respectively.

Weighted average options, restricted stock units and ESPP shares to acquire a total of 4,424,000 shares, 5,793,000 shares and 4,657,000 shares of common stock for the years ended December 31, 2013, 2012 and 2011, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

8.	Stockholders’ Equity

Preferred Stock

The Company has a total of 2,000,000 shares of Series A and Series B preferred stock authorized for issuance at a par value of $0.001 per share. No preferred shares are currently issued or outstanding.

Common Shares Reserved for Future Issuance

The Company has reserved shares of common stock for possible future issuance as of December 31, 2013 and 2012 as follows (in thousands):

	Shares
	2013	2012
Stock options outstanding under the 2009 Omnibus Incentive Compensation Plan and previous plans	3,933	4,282
Restricted stock units outstanding	1,108	1,662
Future grants of awards under the 2009 Omnibus Incentive Compensation Plan	3,668	702
Shares available under the Employee Stock Purchase Plan	1,500	0

Total shares of common stock reserved for issuance	10,209	6,646

9.	Stock Incentive and Employee Stock Purchase Plans

During the year ended December 31, 2013, the Company granted awards under the 2009 Omnibus Incentive Compensation Plan (the “2009 Plan”). The Compensation Committee of the Board of Directors administers the plan.

Under the 2009 Plan, a maximum of 2.5 million shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units or other awards, including awards with alternative vesting schedules such as performance-based criteria.

For the years ended December 31, 2013, 2012 and 2011, the following table presents total share-based compensation expense in each functional line item on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$84	$747	$579
Research and development	1,114	3,042	2,088
Sales and marketing	669	1,403	1,254
General and administrative	1,576	2,308	2,062

Totals	$3,443	$7,500	$5,983

The per share fair values of stock options granted under the 2009 Plan and rights granted under the ESPP have been estimated with the following assumptions.

	Employee Stock Options			Employee Stock Purchase Rights
	2013	2012	2011	2013	2012	2011
Expected dividend yield:	0%	0%	0%	0%	0%	0%
Risk-free interest rate:	0.8%	0.9%	1.2%	0.0%	0.2%	0.2%
Volatility:	63%	63%	69%	0%	68%	63%
Expected term (in years):	6.0	6.0	6.0	0.0	1.3	1.1

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

A summary of stock option activity for the year ended December 31, 2013 is presented below (dollars and shares in thousands, except per share data):

	Stock Options Outstanding	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2012	4,282	$10.25
Granted	425	2.10
Exercised	(38)	2.68
Cancelled	(736)	10.21

Balance December 31, 2013	3,933	$9.45	4.15	$115

Options Exercisable, December 31, 2013	3,394	$10.53	3.40	$0

The total intrinsic value of options exercised to purchase common stock during the years ended December 31, 2013, 2012 and 2011 was approximately $44,000, $0 and $28,000, respectively. As of December 31, 2013, total unrecognized share-based compensation cost related to unvested stock options was $724,000, which is expected to be recognized over a weighted average period of approximately 1.9 years. The total fair value of option awards recognized as expense during the years ended December 31, 2013, 2012 and 2011 was approximately $818,000, $1.7 million and $2.7 million, respectively. The weighted average fair value of option awards granted during years ended December 31, 2013, 2012 and 2011 was $1.20, $1.97 and $3.40, respectively.

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

During 2013, the Compensation Committee of the Board of Directors, pursuant to the 2009 Plan, awarded employees a total of 447,703 RSUs at fair values ranging from $1.74 per share to $4.17 per share. Generally, one-third of the shares underlying each grant become issuable on the anniversary of each grant date, assuming continued employment or to the Company through such date. Based on the fair value of the Company’s common stock price at the grant dates, the Company estimated the aggregate fair value of these awards at approximately $900,000. The estimated fair value of these awards is being amortized to compensation expense for each grant on a straight-line basis over the estimated service period.

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

A summary of restricted stock unit activity for the year ended December 31, 2013 is presented below (shares in thousands):

Shares
Non-vested at December 31, 2012	1,662
Granted	448
Vested	(628)
Forfeited	(374)

Non-vested at December 31, 2013	1,108

As of December 31, 2013, there was $3.4 million of unrecognized compensation expense related to non-vested RSUs. That expense is expected to be recognized over a weighted average period of 1.9 years. The total fair value of RSUs recognized as expense during the years ended December 31, 2013, 2012 and 2011 was $2.6 million, $3.4 million and $2.6 million, respectively.

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

During the years ended December 31, 2013, 2012 and 2011, the Company issued 0 shares, 1,086,837 shares and 163,142 shares, respectively, under the ESPP. During the years ended December 31, 2013, 2012 and 2011, the Company received $0, $1.6 million and $470,000, respectively, in cash through employee withholdings.

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

The total fair value of ESPP awards recognized as expense during the years ended December 31, 2013, 2012 and 2011 was $0, $1.4 million and $707,000, respectively.

10.	Income Taxes

Total income taxes for the years ended December 31, 2013, 2012 and 2011 were allocated as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
To income	$83	$611	$(9,503)
To stockholders’ equity	0	10	240

Total income taxes	$83	$621	$(9,263)

Income (loss) before taxes for the years ended December 31, 2013, 2012 and 2011 is comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$(44,142)	$(88,945)	$(36,091)
Foreign	812	290	1,696

Loss before taxes	$(43,330)	$(88,655)	$(34,395)

The provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011 is comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(248)	$0	$(10,786)
State	33	29	0
Foreign	(229)	74	84

Total Current	(444)	103	(10,702)

Deferred:
Federal	53	14	(114)
State	0	0	0
Foreign	474	494	1,313

Total Deferred	527	508	1,199

Provision (benefit) for income taxes	$83	$611	$(9,503)

The Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Accrued expenses	$11,292	$6,271
Inventory obsolescence provision	3,539	1,992
Depreciation and amortization	4,136	6,680
Deferred rent	559	892
Net operating loss and tax credit carryforwards	55,010	42,994
Stock-based compensation	4,518	6,069
Unrecognized tax benefits	1,190	613

Deferred tax assets	80,244	65,511
Deferred tax liabilities:
Amortization of acquired intangibles	(699)	(1,016)

Net deferred tax assets	79,545	64,495
Valuation allowance	(79,458)	(63,881)

Net deferred tax assets	$87	$614

The Company recognizes federal, state and foreign current tax liabilities or assets based on its estimate of taxes payable to or refundable by tax authorities in the current fiscal year. The Company also recognizes federal, state and foreign deferred tax liabilities or assets based on the Company’s estimate of future tax effects attributable to temporary differences and carryforwards. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

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

After a review of the four sources of taxable income described above and after being in a three year cumulative loss position at the end of 2010, the Company recognized a full valuation allowance.

During 2012 and 2013, the Company recognized valuation allowances of $27.5 million and $15.6 million, related to its U.S.-based and Canadian deferred tax assets created in those respective years. As a result, no net income tax benefits resulted in the Company’s statements for operations from the operating losses created during those years.

At December 31, 2013, the deferred tax asset valuation allowance consisted of $74.7 million relating to the Company’s domestic deferred tax assets and $4.7 million related to the Company’s Canadian deferred tax assets. At December 31, 2012, the valuation allowance consisted of $58.9 million relating to the Company’s domestic deferred tax assets and $5.0 million related to the Company’s Canadian deferred tax assets.

The net unreserved portion of the Company’s remaining deferred tax assets of $87,000 at December 31, 2013 primarily related to research and development tax credits associated with the Company’s Canadian subsidiary.

The provision (benefit) for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 34% in 2013, 2012 and 2011 to income (loss) before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal tax benefit, at statutory rate	$(14,732)	$(30,142)	$(11,694)
State benefit, net of federal benefit	(922)	(757)	(733)
Change in valuation allowance	15,577	27,486	14,612
Tax expense/(benefit) from business combination	0	0	909
Research and development credits	(1,084)	(856)	(1,731)
Share-based compensation	2,433	1,616	526
Uncertain tax positions	(307)	(46)	(11,809)
Goodwill impairment	0	3,700	596
Change in state apportionment	(767)	0	0
Other	(115)	(390)	(179)

	$83	$611	$(9,503)

At December 31, 2013, the Company has U.S. federal net operating loss carryforwards of approximately $116.3 million. Federal net operating loss carryforwards expire at various dates from 2026 through 2033. The Company has California net operating loss carryforwards of approximately $39.3 million, which expire at various dates from 2014 through 2033. The Company has California research and development tax credit carryforwards of approximately $5.0 million. The California tax credits have no expiration date. The Company also has federal research and development tax credit carryforwards of approximately $4.7 million. The federal tax credits expire at various dates from 2027 through 2032.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. During the years ended December 31, 2013 and 2012, the Company recognized approximately $71,000 and $50,000, respectively, of income tax benefit plus $236,000 and $5,000, respectively, of associated interest due to expiration of the applicable statutes of limitations applicable to certain tax years. As of December 31, 2013 and 2012, the total liability for unrecognized tax benefits was $62,000 and $367,000, respectively, and is included in other long-term liabilities.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Amount
Unrecognized tax benefits balance at December 31, 2010	$41,386
Increases related to current and prior year tax positions	899
Settlements and lapses in statutes of limitations	(9,490)

Unrecognized tax benefits balance at December 31, 2011	32,795
Increases related to current and prior year tax positions	475
Settlements and lapses in statutes of limitations	(50)

Unrecognized tax benefits balance at December 31, 2012	33,220
Increases related to current and prior year tax positions	2,653
Settlements and lapses in statutes of limitations	(373)

Unrecognized tax benefits balance at December 31, 2013	$35,500

Included in the balances of unrecognized tax benefits at December 31, 2013 are $62,000 of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2013 and 2012, the Company recorded approximately $0 and $0.2 million, respectively, of accrued interest related to uncertain tax positions.

In the fourth quarter of 2014, the Company expects to release $62,000 of its liability for unrecognized tax benefits due to the expiration of the statute of limitations applicable to the 2009 taxable year.

The Company and its subsidiaries file U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. In the fourth quarter of 2013, the Company reduced its uncertain tax liability by approximately $552,000, including a related interest accrual of approximately $236,000, due to the expiration of the statute of limitations applicable to the 2008 taxable year and the completion of its 2006 and 2007 state tax returns. The Company is also subject to various federal income tax examinations for the 2003 through 2012 calendar years due to the availability of net operating loss carryforwards. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.

11.	Commitments and Contingencies

Capital Leases

The Company did not purchase equipment under capital leases during the year ended December 31, 2013 or 2012. At December 31, 2013 and 2012, assets held under capital leases had a net book value of $0, net of accumulated amortization of $510,000. The present value of the net minimum lease payments as of December 31, 2013 is $0.

Operating Leases

The Company leases its office space and certain equipment under non-cancelable operating leases with various terms through 2017. The minimum annual rent on the Company’s office space is subject to increases based on stated rental adjustment terms, property taxes and operating costs and contains rent concessions. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Rental expense under operating leases in 2013, 2012 and 2011 was $4.1 million, $4.5 million and $4.7 million, respectively. The Company’s office space lease contains incentives in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements incurred by the Company which are recorded to rent expense on a straight-line basis over the term of the lease.

The minimum future lease payments under non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

For the Period Ending December 31,	Amount
2014	$3,626
2015	3,417
2016	3,394
2017	806
2018	422
Thereafter	653

Total minimum lease payments	$12,318

Committed Purchase Orders

The Company has entered into purchase commitments totaling approximately $52.0 million with certain contract manufacturers under which the Company has committed to buy a minimum amount of designated products between January 2014 and December 2014. In certain of these agreements, the Company may be required to acquire and pay for such products up to the prescribed minimum or forecasted purchases.

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

Legal Matters and Indemnification

The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. For example, the Company is currently named as a defendant or co-defendant in some patent infringement lawsuits in the U.S. and is indirectly participating in other U.S. patent infringement actions pursuant to its contractual indemnification obligations to certain customers. Based on evaluation of these matters and discussions with Company’s intellectual property litigation counsel, the Company believes that liabilities arising from or sums paid in settlement of these existing matters would not have a material adverse effect on its consolidated results of operations or financial condition.

On September 15, 2008 and September 18, 2008, two putative securities class action lawsuits were filed in the United States District Court for the Southern District of California (the “Court) on behalf of alleged stockholders of the Company. On December 11, 2008, these lawsuits were consolidated into a single action and in May 2010, the consolidated lawsuits were captioned the case In re Novatel Wireless Securities Litigation (the “Litigation”). The Litigation is being pursued on behalf of persons who purchased the Company’s common stock between February 27, 2007 and September 15, 2008. As previously disclosed, on December 6, 2013, to avoid the costs, disruption and distraction of further litigation, legal counsel for the defendants entered into a binding Memorandum of Understanding (“MOU”) with legal counsel for the lead plaintiffs, reflecting a proposed agreement to settle the Litigation. The proposed agreement did not admit any liability and the Company and the individual defendants continue to deny any and all liability. Under the terms of the proposed settlement, the Company would pay $6 million in cash, $5 million in the Company’s common stock and a $5 million secured promissory note, to resolve all claims asserted in the Litigation on behalf of class members. A portion of the $6 million in cash would be funded by insurers for the Company. The $5 million in shares of the Company’s common stock would be unrestricted and freely tradable shares and either registered or exempt from registration at the time of issuance and distribution to class members, which would occur within 10 business days after the entry of a final order of approval by the Court. The $5 million secured note, with a 5% interest rate, would have a 30 month maturity and be secured by the Company’s accounts receivables. The Company has the right, at its sole option, to substitute cash for the note prior to the entry of final approval by the Court. The settlement is subject to the following conditions: (1) the funding by the Company of the settlement; (2) the Company’s right to terminate the settlement if an agreed upon portion of the class members deliver timely and valid requests for exclusion from the class; (3) entry of final judgment by the Court approving the settlement; and (4) satisfaction of waiver of all covenants in the MOU.

On March 7, 2014, the Court entered an order giving preliminary approval to the settlement. The Court set a hearing for June 20, 2014, for final approval of the settlement of the Litigation.

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

The Company has accrued $14.3 million as of December 31, 2013 related to our best estimate of potential settlements on legal and indemnification matters for which we have deemed the outcome to be probable.

Credit Facility

The Company has a credit facility with a bank to allow margin borrowings based on the Company’s investments in cash equivalents and marketable securities held with the bank. This facility is collateralized by the Company’s cash equivalents and marketable securities held with the bank. Borrowings under the facility incur an interest rate at the bank’s base rate plus 1%. This margin account facility provides the Company with the flexibility to access cash for short periods of time and avoids the need to sell marketable securities for these short-term requirements. At December 31, 2013, the Company had approximately $5.2 million in marketable securities held at this bank, and the Company’s unused borrowing capacity at December 31, 2013 under the credit facility was $1.8 million. Any monies borrowed and interest incurred are payable on demand, and there is no express expiration date to the credit facility. During the twelve months ended December 31, 2012, the Company borrowed $14.0 million against the facility and repaid the entire amount during the same period. During the twelve months ended December 31, 2013, the Company borrowed $20.3 million against the facility and had outstanding borrowings of $2.6 million under this facility at December 31, 2013. Under the terms of the credit facility, the bank may liquidate any of the Company’s cash equivalents or marketable securities held at any time in order to recoup the outstanding balance of the facility. Accordingly, a like amount of marketable equity securities have been classified by the Company as restricted marketable securities on the balance sheet at December 31, 2013. At December 31, 2013 the Company had no cash equivalents held at this bank.

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

The table below presents net revenues from external customers, operating income (loss) and identifiable assets for our reportable segments (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net revenues by reportable segment:
Mobile Computing Products	$297,499	$312,508	$358,106
M2M Products and Solutions	37,554	31,780	44,756

Total	$335,053	$344,288	$402,862

Operating loss:
Mobile Computing Products	$(27,939)	$(22,924)	$(13,764)
M2M Products and Solutions	(15,282)	(65,819)	(19,963)

Total	$(43,221)	$(88,743)	$(33,727)

	Year Ended December 31,
	2013	2012
Identifiable assets by reportable segment:
Mobile Computing Products	$96,516	$141,045
M2M Products and Solutions	14,949	20,486

Total	$111,465	$161,531

The Company has operations in the United States, Canada, Europe, Latin America and Asia. The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe, Latin America and Asia (in thousands):

	Year Ended December 31,
	2013	2012
United States	$108,932	$157,661
Canada	808	2,836
Europe, Latin America and Asia	1,725	1,034

	$111,465	$161,531

The following table details the Company’s concentration of net revenues by geographic region based on shipping destination:

	Year Ended December 31,
	2013	2012	2011
United States and Canada	95.6%	93.1%	93.5%
Latin America	0.8	2.4	0.0
Europe, Middle East and Africa	3.4	4.1	4.0
Asia and Australia	0.2	0.4	2.5

	100.0%	100.0%	100.0%

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues come from a small number of customers. One customer accounted for 58.0% of 2013 net revenues. One customer accounted for 57.5% of 2012 net revenues. Two customers accounted for 50.8% and 13.1% of 2011 net revenues. All significant customers are included in the Company’s Mobile Computing Products segment.

A significant portion of the Company’s accounts receivables comes from a small number of customers. At December 31, 2013, the Company had three customers who accounted for 24.5%, 12.6% and 12.0% of total accounts receivable. At December 31, 2012, the Company had three customers who accounted for 20.7%, 18.5% and 11.5% of total accounts receivable.

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

The Company has a defined contribution 401(K) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions under the plan amounted to approximately $1.0 million, $1.2 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Employer matching contributions vest over a two-year period. The Company has a registered retirement savings plan for its Canadian employees. Substantially all of the Company’s Canadian employees are eligible to participate in this plan. Employees make discretionary contributions to the plan subject to local limitations. Employer contributions to the Canadian plan amounted to approximately $157,000, $232,000 and $280,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

14.	Restructuring

In September 2013, the Company commenced certain restructuring initiatives including the closure of the Company’s development site in Calgary, Canada, and the consolidation of certain supply chain management activities, resulting in a reduction in force of 72 employees across all functional areas of the Company. During the year ended December 31, 2013, the Company recorded restructuring charges of $3.3 million consisting primarily of employee-related compensation charges, as well as expenses from vacating all or a portion of certain facilities in the United States, Canada and the United Kingdom in the fourth quarter of 2013. The restructuring charges for the year ended December 31, 2013 consisted of $2.3 million in employee severance costs and $1.0 million in facility exit related costs. Of the $3.3 million of restructuring charges for the year ended December 31, 2013, $3.1 million relates to the Mobile Computing Products segment, and $206,000 relates to the M2M Products and Solutions segment.

During the fourth quarter of 2013, as a result of the September 2013 restructuring initiatives, the Company exited its development site in Calgary, Canada, and a portion of its San Diego facility. The Company has not yet entered into sublease agreements for these facilities. The Company recorded $893,000 in restructuring expense in the fourth quarter of 2013 relating to exiting these facilities, which is included in operating expenses in the consolidated statement of operations. As of December 31, 2013, accrued liabilities relating to this restructuring totaled $881,000, which includes $424,000 of deferred rent previously recorded for these properties. Of the $1.5 million in facilities exit related costs, $348,000 relates to fixed asset impairments.

The Company accounts for facility exit costs in accordance with ASC 420 “Exit or Disposal Cost Obligations,” which requires that a liability for such costs be recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease.

The Company is required to estimate future sublease income and future net operating expenses of the facilities, among other expenses. The most significant of these estimates relate to the timing and extent of future sublease income which reduce lease obligations, and the probability for which the sublease income can be expected. The Company based estimates of sublease income, in part, on information from third party real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, and the location of the respective facility, among other factors. Further adjustments to the facility exit liability accrual will be required in future periods if actual exit costs or sublease income differ from amounts currently expected. Exit costs the Company records under these provisions are neither associated with, nor do they benefit, continuing activities.

The following table sets forth activity in the restructuring liability for the year ended December 31, 2013, which is primarily comprised of employee severance costs (in thousands):

	Employee Severance Costs	Facility Exit Related Costs	Total
Balance at December 31, 2012	$0	$0	$0
Accruals	2,273	1,455	3,728
Payments	(2,273)	(574)	(2,847)

Balance at December 31, 2013	$0	$881	$881

The balance of the restructuring liability at December 31, 2013 consists of $610,000 in short-term and $271,000 in long-term. The balance of the restructuring liability at December 31, 2013 is anticipated to be fully distributed by the end of the third quarter of 2017, at the expiration of our facility lease in Canada. We do not expect to incur significant additional expenses related to the September 2013 restructuring initiatives.

15.	Subsequent Event

During February 2014, the Company commenced certain reduction in force initiatives as part of an overall plan to reduce annual operating costs. As a result of these reduction in force initiatives, the Company estimates it will incur employee-related compensation charges of approximately $0.8 million in the first quarter of 2014.

16.	Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2013 and 2012.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2013:
Net revenues	$85,921	$91,124	$92,673	$65,335
Gross profit	16,848	19,024	20,383	12,039
Net loss applicable to common stockholders	(9,122)	(7,892)	(5,093)	(21,306)
Basic and diluted net loss per common share	(0.27)	(0.23)	(0.15)	(0.63)

2012:
Net revenues	$100,150	$102,446	$71,017	$70,675
Gross profit	20,988	23,251	14,646	13,558
Net loss applicable to common stockholders	(37,921)	(4,500)	(31,933)	(14,912)
Basic and diluted net loss per common share	(1.17)	(0.14)	(0.97)	(0.44)

SCHEDULE II

NOVATEL WIRELESS, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2013, 2012 and 2011 (in thousands):

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2013	$627	$1,936	$114	$2,449
December 31, 2012	245	439	57	627
December 31, 2011	228	41	24	245
Warranty:
December 31, 2013	2,329	5,055	5,140	2,244
December 31, 2012	1,525	6,261	5,457	2,329
December 31, 2011	2,279	2,642	3,396	1,525
Deferred Tax Asset Valuation Allowance:
December 31, 2013	63,881	15,577	0	79,458
December 31, 2012	36,395	27,486	0	63,881
December 31, 2011	21,783	14,612	0	36,395
Sales Returns and Allowances:
December 31, 2013	911	196	380	727
December 31, 2012	545	497	131	911
December 31, 2011	346	911	712	545

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 5, 2010, by and between Novatel Wireless, Inc., England Acquisition Corp. and Enfora, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 10, 2010).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 27, 2001).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 27, 2001).

4.1	Amended and Restated Registration Rights Agreement, dated as of June 15, 1999, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000, as amended).

4.2	Form of Securities Purchase Agreement entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.3	Registration Rights Agreement, dated as of March 12, 2003, entered into in connection with the Company’s 2003 Series B Convertible Preferred Stock Financing (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed March 28, 2003).

4.4	Registration Rights Agreement, dated as of January 13, 2004, entered into in connection with the Company’s January 2004 Common Stock and Warrant Financing Transaction (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004).

10.1*	Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000 as amended).

10.2*	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.3*	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

Exhibit Number	Description

10.4*	Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.5*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.7*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.8*	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed May 2 2011).

10.9*	Form of Restricted Share Award Agreement for restricted stock granted to non-employee directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.10*	Form of Restricted Share Award Agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.11*	Form of Indemnification Agreement by and between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed November 2, 2009).

10.12*	Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.13*	Employment Agreement, dated November 2, 2007, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007).

10.14*	2009 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed May 2, 2011).

10.15*	2010 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 13, 2010).

10.16*	Form of Severance Agreement between Novatel Wireless, Inc. and each of Kenneth G. Leddon and Robert M. Hadley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 2, 2010.

10.17	2011 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 9, 2011).

10.18	2012 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2012).

10.19**	Memorandum of Understanding: In re Novatel Wireless Secs. Litig., Civil Action No. 08-CV-01689-AJB (RBB) United States District Court for the Southern District of California, executed December 6, 2013.

Exhibit Number	Description

21**	Subsidiaries of Novatel Wireless, Inc.

23.1**	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (See signature page).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the Novatel Wireless, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*	Management contract, compensatory plan, or arrangement
**	Filed herewith