Form 10-Q
period 2014-03-31
NOVATEL WIRELESS INC
filed 2014-05-08
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s common stock outstanding as of May 2, 2014 was 34,318,974.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2014	December 31, 2013
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$11,827	$2,911
Marketable securities	15,040	16,612
Restricted marketable securities	298	2,566
Accounts receivable, net of allowance for doubtful accounts of $2,491 at March 31, 2014 and $2,449 at December 31, 2013	30,028	39,985
Inventories	25,129	27,793
Deferred tax assets, net	100	100
Prepaid expenses and other	2,792	5,662

Total current assets	85,214	95,629
Property and equipment, net of accumulated depreciation of $64,207 at March 31, 2014 and $62,334 at December 31, 2013	8,246	9,901
Marketable securities	720	3,443
Intangible assets, net of accumulated amortization of $13,235 at March 31, 2014 and $12,983 at December 31, 2013	1,879	2,131
Deferred tax assets, net	81	81
Other assets	731	280

Total assets	$96,871	$111,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,187	$24,538
Accrued expenses	21,141	23,271
Current portion of contingent loss for litigation	4,326	4,326
Short-term margin loan facility	298	2,566

Total current liabilities	48,952	54,701
Other long-term liabilities	1,723	1,848
Long-term portion of contingent loss for litigation	10,000	10,000

Total liabilities	60,675	66,549

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	0	0
Common stock, par value $0.001; 50,000 shares authorized, 34,315 and 34,097 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	34	34
Additional paid-in capital	441,628	441,368
Accumulated other comprehensive income	6	5
Accumulated deficit	(380,472)	(371,491)

	61,196	69,916
Treasury stock at cost; 2,436 common shares at March 31, 2014 and December 31, 2013, respectively	(25,000)	(25,000)

Total stockholders’ equity	36,196	44,916

Total liabilities and stockholders’ equity	$96,871	$111,465

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenues	$48,284	$85,921
Cost of net revenues	38,216	69,073

Gross profit	10,068	16,848

Operating costs and expenses:
Research and development	8,618	13,811
Sales and marketing	3,995	5,756
General and administrative	5,076	6,326
Amortization of purchased intangible assets	140	140
Restructuring charges	1,166	0

Total operating costs and expenses	18,995	26,033

Operating loss	(8,927)	(9,185)
Other income (expense):
Interest income, net	15	57
Other expense, net	(44)	(77)

Loss before income taxes	(8,956)	(9,205)
Income tax provision (benefit)	25	(83)

Net loss	$(8,981)	$(9,122)

Per share data:
Net loss per share:
Basic and diluted	$(0.26)	$(0.27)

Weighted average shares used in computation of basic and diluted net loss per share:
Basic and diluted	34,172	33,717

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(8,981)	$(9,122)
Unrealized gain (loss) on cash equivalents and marketable securities, net of tax	1	(3)

Total comprehensive loss	$(8,980)	$(9,125)

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,981)	$(9,122)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,125	2,310
Provision for bad debts	30	156
Inventory provision	180	65
Share-based compensation expense	477	949
Non-cash income tax benefit	(6)	(120)
Changes in assets and liabilities:
Accounts receivable	9,928	(1,026)
Inventories	2,484	8,761
Prepaid expenses and other assets	2,418	55
Accounts payable	(1,175)	(644)
Accrued expenses, income taxes, and other	(2,085)	499

Net cash provided by operating activities	5,395	1,883

Cash flows from investing activities:
Purchases of property and equipment	(513)	(2,852)
Purchases of marketable securities	0	(3,754)
Marketable securities maturities / sales	6,564	3,159

Net cash provided by (used in) investing activities	6,051	(3,447)

Cash flows from financing activities:
Proceeds from the issuance of short-term debt, net of issuance costs	0	7,000
Principal repayments of short-term debt	(2,268)	(2,178)
Restricted cash relating to short-term debt	0	(661)
Proceeds from stock option exercises and ESPP net of taxes paid on vested restricted stock units	(217)	(304)

Net cash provided by (used in) financing activities	(2,485)	3,857
Effect of exchange rates on cash and cash equivalents	(45)	(65)

Net increase in cash and cash equivalents	8,916	2,228
Cash and cash equivalents, beginning of period	2,911	16,044

Cash and cash equivalents, end of period	$11,827	$18,272

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6	$0
Income taxes	$64	$26

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at March 31, 2014 and the results of the Company’s operations for the three months ended March 31, 2014 and 2013 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

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

2. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

March 31, 2014	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$1,150	$0	$0	$1,150
Municipal bonds	1 or less	1,762	1	0	1,763
Certificates of deposit	1 or less	3,220	0	0	3,220
Corporate debentures / bonds	1 or less	9,200	5	0	9,205

Total short-term marketable securities		15,332	6	0	15,338

Available-for-sale:
Certificates of deposit	1 to 2	720	0	0	720

Total long-term marketable securities		720	0	0	720

		$16,052	$6	$0	$16,058

December 31, 2013	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$2,350	$1	$0	$2,351
Municipal bonds	1 or less	2,828	1	0	2,829
Certificates of deposit	1 or less	3,360	0	0	3,360
Corporate debentures / bonds	1 or less	10,635	3	0	10,638

Total short-term marketable securities		19,173	5	0	19,178

Available-for-sale:
Certificates of deposit	1 to 2	1,300	0	0	1,300
Corporate debentures / bonds	1 to 2	2,143	0	0	2,143

Total long-term marketable securities		3,443	0	0	3,443

		$22,616	$5	$0	$22,621

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

The Company has a credit facility with a bank to allow margin borrowings based on the Company’s investments in cash equivalents and marketable securities held with the bank. This facility is collateralized by the Company’s cash equivalents and marketable securities held with the bank. Borrowings under the facility incur an interest rate at the bank’s base rate plus 1%. At March 31, 2014, the Company had approximately $2.9 million in marketable securities held at this bank, and the Company’s unused borrowing capacity at March 31, 2014 under the credit facility was $2.2 million. Any monies borrowed and interest incurred are payable on demand, and there is no express expiration date to the credit facility. During the three months ended March 31, 2014, the Company did not borrow against the facility, and had outstanding borrowings of $298,000 under this facility at March 31, 2014. Under the terms of the credit facility, the bank may liquidate any of the Company’s cash equivalents or marketable securities held at any time in order to recoup the outstanding balance of the facility. Accordingly, a like amount of marketable equity securities have been classified by the Company as restricted marketable securities on the balance sheet at March 31, 2014. At March 31, 2014, the Company had no cash equivalents held at this bank.

As of March 31, 2014, the Company recorded a net unrealized gain of $6,000. The Company’s net unrealized gain is the result of market conditions affecting its fixed-income, debt and equity securities, which are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet for the period then ended.

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Finished goods	$18,506	$20,870
Raw materials and components	6,623	6,923

	$25,129	$27,793

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Royalties	$3,411	$4,243
Payroll and related expenses	4,173	4,828
Product warranty	1,367	2,244
Market development funds and price protection	3,287	3,059
Professional fees	1,533	1,040
Deferred revenue	2,602	2,999
Restructuring	775	610
Other	3,993	4,248

	$21,141	$23,271

Accrued Warranty Obligations

Accrued warranty obligations consist of the following (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Warranty liability at beginning of period	$2,244	$2,329
Additions charged to operations	405	2,256
Deductions from/use of liability	(1,282)	(1,921)

Warranty liability at end of period	$1,367	$2,664

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

3. Intangible Assets

The Company’s amortizable purchased intangible assets resulting from its acquisition of Enfora are composed of (in thousands):

	March 31, 2014				December 31, 2013
	Gross	Accumulated Amortization	Accumulated Impairment	Net	Gross	Accumulated Amortization	Accumulated Impairment	Net
Developed technologies	$26,000	$(6,203)	$(19,547)	$250	$26,000	$(6,120)	$(19,547)	$333
Trade name	12,800	(2,795)	(8,582)	1,423	12,800	(2,665)	(8,582)	1,553
Other	3,720	(1,978)	(1,620)	122	3,720	(1,967)	(1,620)	133

Total amortizable purchased intangible assets	$42,520	$(10,976)	$(29,749)	$1,795	$42,520	$(10,752)	$(29,749)	$2,019

The following table presents details of the amortization of purchased intangible assets included in the cost of net revenues and general and administrative expense categories (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of net revenues	$84	$84
General and administrative expenses	140	140

Total amortization expense	$224	$224

The following table represents details of the amortization of existing purchased intangible assets that is currently estimated to be expensed in the remainder of 2014 and thereafter (in thousands):

Fiscal year:	Amount
2014 (remaining 9 months)	$671
2015	562
2016	562

Total	$1,795

Additionally, at March 31, 2014 and December 31, 2013, the Company had $84,000 and $112,000, respectively, of acquired software licenses, net of accumulated amortization of $2.3 million and $2.2 million, respectively. The acquired software licenses represent rights to use certain software necessary for commercial sale of the Company’s products.

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

At March 31, 2014 the Company did not have any securities in the Level 3 category. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of March 31, 2014 (in thousands):

Description	March 31, 2014	Level 1	Level 2
Assets:
Cash equivalents
US Treasury securities	$244	$0	$244

Total cash equivalents	244	0	244

Short-term marketable securities:
Available-for-sale:
Government agency securities	1,150	0	1,150
Municipal bonds	1,763	0	1,763
Certificates of deposit	3,220	0	3,220
Corporate debentures / bonds	9,205	0	9,205

Total short-term marketable securities	15,338	0	15,338

Long-term marketable securities:
Available-for-sale:
Certificates of deposit	720	0	720

Total long-term marketable securities	720	0	720

Total financial assets	$16,302	$0	$16,302

See Note 2 for discussion of restricted cash and restricted marketable securities related to our credit facility.

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2013 (in thousands):

Description	December 31, 2013	Level 1	Level 2
Assets:
Cash equivalents
US Treasury securities	$487	$0	$487

Total cash equivalents	487	0	487

Short-term marketable securities:
Available-for-sale:
Government agency securities	2,351	0	2,351
Municipal bonds	2,829	0	2,829
Certificates of deposit	3,360	0	3,360
Corporate debentures / bonds	10,638	0	10,638

Total short-term marketable securities	19,178	0	19,178

Long-term marketable securities:
Available-for-sale:
Certificates of deposit	1,300	0	1,300
Corporate debentures / bonds	2,143	0	2,143

Total long-term marketable securities	3,443	0	3,443

Total financial assets	$23,108	$0	$23,108

5. Share-Based Compensation

The Company included the following amounts for share-based compensation awards in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of net revenues (1)	$(30)	$(24)
Research and development	47	291
Sales and marketing	79	204
General and administrative	381	478

Totals	$477	$949

(1)	Negative expense resulted from change in the estimated forfeiture rates during the first quarters of 2014 and 2013.

6. Segment Information and Concentrations of Risk

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

Segment revenues and segment operating loss represent the primary financial measures used by senior management to assess performance and include the net revenues, cost of net revenues, sales and other operating expenses for which management is held accountable. Segment expenses include sales and marketing, research and development, administration, and amortization expenses that are directly related to individual segments. Segment earnings (loss) also includes acquisition-related costs, purchase price amortization, restructuring, impairment and integration costs. The table below presents net revenues from external customers, operating loss and identifiable assets for our reportable segments (in thousands):

	Three Months Ended March 31,
	2014	2013
Net revenues by reportable segment:
Mobile Computing Products	$36,198	$75,620
M2M Products and Solutions	12,086	10,301

Total	$48,284	$85,921

Operating loss by reportable segment:
Mobile Computing Products	$(6,126)	$(5,500)
M2M Products and Solutions	(2,801)	(3,685)

Total	$(8,927)	$(9,185)

	March 31, 2014	December 31, 2013
Identifiable assets by reportable segment:
Mobile Computing Products	$80,235	$96,516
M2M Products and Solutions	16,636	14,949

Total	$96,871	$111,465

The Company has operations in the United States, Canada, Europe, Latin America and Asia. The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe, Latin America and Asia (in thousands):

	March 31, 2014	December 31, 2013
United States	$94,572	$108,932
Canada	857	808
Europe, Latin America and Asia	1,442	1,725

	$96,871	$111,465

The following table details the concentration of the Company’s net revenues by geographic region:

	Three months ended March 31,
	2014	2013
United States and Canada	91.6%	95.2%
Latin America	1.2	0.4
Europe, Middle East and Africa	5.5	4.2
Asia and Australia	1.7	0.2

	100.0%	100.0%

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues are derived from a small number of customers. For the three months ended March 31, 2014, sales to our largest customer accounted for 39% of net revenues. In the same period in 2013, sales to our largest customer accounted for 60% of net revenues. The Company outsources its manufacturing to several third-party contract manufacturers. If one or more of these manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company’s revenues and results of operations.

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

As of March 31, 2014 and 2013, basic and diluted weighted-average common shares outstanding were 34,171,921 and 33,716,594, respectively. As of March 31, 2014 and 2013, weighted-average options, RSUs, and ESPP shares to acquire a total of 5,120,187 and 6,027,732 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

On March 7, 2014, the Court entered an order giving preliminary approval to the settlement. The Court set a hearing on June 20, 2014, for final approval of the settlement of the Litigation.

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

After a review of the four sources of taxable income as of March 31, 2014 (as described above), the Company recognized increases in the valuation allowance primarily related to its U.S.-based deferred tax amounts, resulting from carryforward net operating losses generated during the three months ended March 31, 2014. These deferred tax benefits, combined with a corresponding charge to income tax expense related to an increase in the valuation allowance of $3.6 million for the three months ended March 31, 2014, resulted in an insignificant effective income tax rate. The Company’s valuation allowance was $83.0 million on net deferred tax assets of $83.1 million at March 31, 2014. The net unreserved portion of the Company’s remaining deferred tax assets at March 31, 2014 primarily related to research and development tax credits associated with the Company’s Canadian subsidiary.

For the three months ended March 31, 2014, the Company recorded an income tax expense, including discrete items, of $25,000. This amount varies from the income tax expense that would be computed at the U.S. statutory rate resulting from its operating loss during the period primarily due to the aforementioned offsetting increase in the Company’s deferred tax assets valuation allowance.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company is in the process of completing a IRC Section 382 analysis, and the Company expects to have this analysis completed within the next three months.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is “more-likely-than-not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of March 31, 2014 and December 31, 2013, the total liability for unrecognized tax benefits was $62,000 and $62,000, respectively, and is included in other long-term liabilities. For the three months ended March 31, 2014, the Company included $0 of interest benefit related to uncertain tax positions in its condensed consolidated statements of operations.

In the fourth quarter of 2014, the Company expects to release $62,000 of its liability for unrecognized tax benefits due to the expiration of the statute of limitations applicable to the 2009 taxable year.

The Company and its subsidiaries file U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The Company is also subject to various Federal income tax examinations for the 2003 through 2013 calendar years due to the availability of net operating loss carryforwards. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.

10. Restructuring

In September 2013, the Company commenced certain restructuring initiatives including the closure of the Company’s development site in Calgary, Canada, and the consolidation of certain supply chain management activities. During February and March 2014, the Company commenced additional reduction in force initiatives resulting in headcount reductions of 41 employees and 21 employees, respectively. During the quarter ended March 31, 2014, the Company recorded restructuring charges of $1.2 million consisting primarily of employee-related compensation charges, as well as ongoing expenses related to vacating all or a portion of certain facilities in the United States and Canada during the fourth quarter of 2013. The restructuring charges for the three months ended March 31, 2014 consisted of $1.1 million in employee severance costs and $72,000 in facility exit related costs. Of the $1.2 million of restructuring charges for the three months ended March 31, 2014, $1.1 million relates to the Mobile Computing Products segment, and $42,000 relates to the M2M Products and Solutions segment. The restructuring charges incurred to date related to these restructuring initiatives total approximately $4.5 million, including restructuring charges recorded during the year ended December 31, 2013 of $3.3 million. Of the $4.5 million of restructuring charges recorded to date, $4.2 million relates to the Mobile Computing Products segment, and $248,000 relates to the M2M Products and Solutions segment.

During the fourth quarter of 2013, as a result of the September 2013 restructuring initiatives, the Company exited its development site in Calgary, Canada, and a portion of its San Diego facility. The Company has not yet entered into sublease agreements for these facilities. The Company recorded an additional $72,000 in restructuring expense during the three months ended March 31, 2014 relating to exiting these facilities, which is included in operating expenses in the consolidated statement of operations.

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

The following table sets forth activity in the restructuring liability for the three months ended March 31, 2014, which is primarily comprised of employee severance costs (in thousands):

	Employee Severance Costs	Facility Exit Related Costs	Total
Balance at December 31, 2013	$0	$881	$881
Accruals	1,094	72	1,166
Payments	(763)	(243)	(1,006)

Balance at March 31, 2014	$331	$710	$1,041

The balance of the restructuring liability at March 31, 2014 consists of $775,000 in short-term and $266,000 in long-term. The balance of the restructuring liability at March 31, 2014 is anticipated to be fully distributed by the end of the third quarter of 2017, at the expiration of our facility lease in Canada. We do not expect to incur significant additional expenses related to the September 2013 restructuring initiatives.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2013 contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Business Overview and Background

We are a provider of intelligent wireless solutions for the worldwide mobile communications market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded modules for machine-to-machine (M2M) and mobile computing OEMs, integrated asset-management M2M devices, and communications and applications software.

Our products currently operate on every major cellular wireless technology platform. Our mobile hotspots, embedded modules, and modems provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our M2M products enable devices to communicate with each other and with server or cloud-based application infrastructure. Our M2M products and solutions include our M2M embedded modules, integrated M2M communications devices and our service delivery platform, the N4A™ Device Manager (DM) and N4A™ Communication and Management Software (CMS), that provides easy device management and service enablement.

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

Strategic and Operations Overview

We are currently restructuring our operations in an effort to increase future revenue levels and gross margins, lower our operating costs and achieve profitability. In the mobile computing business, we are now focusing our development efforts only on those products that we believe have the greatest potential sales volume and will generate the highest gross profits and return on development investment. These products are targeted at the tier one telecom operators in North America. We expect this strategy to reduce the number of products developed for sale in the mobile computing segment and result in an improved return on investment from development costs expended.

As a result of this change in strategic direction, we intend to exit the mobile computing laptop business during the first half of 2014 as our current products reach end of life. We will monitor this product category for favorable changes in market conditions that may indicate a point of re-entry for new opportunities.

Additionally, we have invested significant capital in our M2M product and services portfolio. This investment has allowed us to engage with new development partner customers in targeted verticals, including commercial and aftermarket telematics, remote monitoring, control and security, which we believe will experience high growth rates in the near future. These efforts have resulted in design wins with several significant M2M customers, with whom we are now integrating our products and services into their business processes. Upon the completion of these integration efforts, we believe we will begin product shipments that will contribute to future revenue growth.

Net revenues in our M2M Products and Solutions Segment grew 17% in the first quarter of 2014, compared to the year ago period. We expect our revenues to continue to grow and increase in this segment during the first half of 2014 over the first half of 2013. We believe the adoption of new products that we plan to launch in 2014 as well as the addition of new customers during 2014 will contribute to this performance.

Net revenues from our Mobile Computing Products decreased 52% in the first quarter of 2014, compared to the year ago period as our older products continue to approach the end of their life cycle. Additionally, our revenues have been negatively impacted by competitive pricing pressures at our largest customer and our gross margins have been adversely impacted by lower average sales prices and increased product development costs. Given the current market conditions we are retrenching the size of our product portfolio to only those products which have a very high probability of providing satisfactory returns. We expect, in the first half of 2014, our mobile computing revenues will continue to be lower than the first half of 2013, as many of our legacy mobile computing products are near end of life. However, we intend to launch a new MiFi product during the second half of 2014 that we expect will increase our mobile computing revenues from current levels. We are also experiencing mobile computing component supply constraints that are expected to continue through the first half of 2014 that may impact our ability to meet demand for our largest selling MiFi product.

We have restructured our research and development process by reducing the size of our in-house engineering staff and utilizing outsourced engineering services for product development. This change replaced some of our fixed research and development costs with variable costs and will result in a lower overall cost of research and development and a more variable cost structure. This reduction will primarily be due to a decrease in our employee headcount and related compensation expenses. We expect to continue to make focused investments in research and development.

We have also been focused on completing the integration of our mobile computing business with our M2M business to increase operational efficiencies and reduce our operating expenses. The total operating expenses incurred for the three months ended March 31, 2014 were $19.0 million compared to $26.0 million for the same period in 2013, a 27% year over year reduction. This reduction is primarily due to a reduction of employee headcount and related compensation expenses. Our current employee headcount is 261 as compared to 413 for the same period last year.

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

Our revenues are also significantly dependent upon the availability of materials and components used in our products.

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

As a result of the extremely competitive market for wireless devices, we have experienced significant downward pressure on the average selling prices of our products. This competitive pricing pressure has the potential to materially adversely affect our results of operations and financial condition in future periods and we cannot predict the magnitude or timing of future reductions in the average selling prices of our products.

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

Operating Costs and Expenses. Many of our products target wireless operators and other customers in North America, Europe, and Asia. We will likely develop new products to serve these markets, which will require that we incur research and development expenses. We have incurred these expenses in the past and expect to continue to incur these expenses in future periods prior to recognizing net revenues from sales of these products.

Our operating costs consist of four primary categories: research and development costs; sales and marketing; general and administrative costs; and amortization of purchased intangibles.

Research and development are at the core of our ability to produce innovative, leading-edge products. This category consists primarily of engineers, technicians and outside engineering resources who design and test our highly complex products and the acquisition of testing and certification services.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net revenues. Net revenues for the three months ended March 31, 2014 were $48.3 million, a decrease of $37.6 million or 43.8% compared to the same period in 2013.

The following table summarizes net revenues by reportable segment and net revenues by product categories during the three months ended March 31, 2014 and March 31, 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net revenues by reportable segment:
Mobile Computing Products	$36,198	$75,620
M2M Products and Solutions	12,086	10,301

Total	$48,284	$85,921

Net revenues by product categories:
Mobile Broadband Devices	$34,381	$70,158
Embedded Solutions	8,973	9,413
Asset Management Solutions & Services	4,930	6,350

Total	$48,284	$85,921

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the three months ended March 31, 2014 were $36.2 million, a decrease of $39.4 million or 52.1% compared to the same period in 2013. The decrease is primarily attributable to lower sales of Mobile Broadband devices caused by competitive pricing pressures at our largest customer and legacy products reaching their end of life cycle. Additionally, our product shipments were limited by shortages of certain hardware components.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the three months ended March 31, 2014 were $12.1 million, an increase of $1.8 million or 17.3% compared to the same period in 2013. The increase is primarily due to increased sales of embedded products to M2M customers.

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

Asset Management Solutions and Services are mobile intelligent wireless broadband terminal devices and N4A DM and/or N4A CMS software, that transmit information about the assets into which these products are integrated. These hardware and software products can be bundled or sold separately.

Cost of net revenues. Cost of net revenues for the three months ended March 31, 2014 was $38.2 million, or 79.1% of net revenues, as compared to $69.1 million, or 80.4% of net revenues, for the same period in 2013. During the first quarter of 2014, the cost of net revenues as a percentage of net revenues decreased due to reduced labor cost attributed to headcount reductions and lower warranty costs during the quarter. The cost of net revenues as a percentage of revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the three months ended March 31, 2014 was $10.1 million, or a gross margin of 20.9% of net revenues, compared to $16.8 million, or a gross margin of 19.6% of net revenues for the same period in 2013. The gross profit decrease was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. We expect that our gross margin percentage will continue to fluctuate from quarter to quarter depending on revenue levels, product mix, competitive selling prices, our ability to reduce product costs and changes in unit volumes.

Research and development expenses. Research and development expenses for the three months ended March 31, 2014 were $8.6 million, or 17.8% of net revenues, compared to $13.8 million, or 16.1% of net revenues, for the same period in 2013. Research and development expenses for the three months ended March 31, 2014 were lower as compared to the same period in 2013, due to reduced labor cost attributed to headcount reductions and lower outside service costs.

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

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2014 were $4.0 million, or 8.3% of net revenues, compared to $5.8 million, or 6.7% of net revenues, for the same period in 2013. Sales and marketing expenses for the three months ended March 31, 2014 were lower as compared to the same period in 2013, primarily due to a decrease in salaries and related expenditures.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2014 were $5.1 million, or 10.5% of net revenues, compared to $6.3 million, or 7.4% of net revenues, for the same period in 2013. General and administrative expenses for the three months ended March 31, 2014 were lower as compared to the same period in 2013 due to reduced labor cost attributed to headcount reductions and reduced legal fees incurred during the period. While we are closely monitoring and working to control general and administrative costs, we expect these costs to be negatively impacted by legal fees to defend the claims described in Note 8 to our condensed consolidated financial statements included in this report. During the first quarter periods in 2014 and 2013, the Company incurred $1.6 million and $2.3 million in legal expenses, respectively.

Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended March 31, 2014 and 2013 was $140,000.

Restructuring charges. Restructuring expenses for the for the three months ended March 31, 2014 were $1.2 million, and predominantly consist of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs. In September 2013, the Company commenced certain restructuring initiatives including the closure of the Company’s development site in Calgary, Canada, and the consolidation of certain supply chain management activities. During February and March 2014, the Company commenced additional reduction in force initiatives resulting in headcount reductions of 62 employees.

Interest income, net. Interest income, net, for the three months ended March 31, 2014 was $15,000 as compared to $57,000 for the same period in 2013. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.42% and 0.40% in the first quarter of 2014 and 2013, respectively.

Other expense, net. Other expense, net, for the three months ended March 31, 2014 was $44,000 as compared to $77,000 for the same period in 2013.

Income tax expense (benefit). Income tax expense for the three months ended March 31, 2014 was $25,000, as compared to $83,000 of benefit for the same period in 2013.

The effective tax rate for the three months ended March 31, 2014 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated in the first quarter of 2014.

Net loss. For the three months ended March 31, 2014, we reported a net loss of $9.0 million, as compared to a net loss of $9.1 million for the same period in 2013. Our net loss was impacted by changes in net revenue and restructuring charges recognized during the period.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations.

To address short term liquidity requirements resulting from working capital changes the Company entered into a margin credit facility with a bank in 2011. The use of this margin credit facility allows the Company to meet short-term cash requirements and avoid selling cash equivalents and marketable securities. Borrowings under this facility are collateralized by the Company’s cash and cash equivalents and marketable securities on deposit at the bank. During the three months ended March 31, 2014, the Company did not borrow against the facility, and had outstanding borrowings of $298,000 under this facility at March 31, 2014. Under the terms of the credit facility, the bank may liquidate any of the Company’s cash equivalents or marketable securities held at any time in order to recoup the outstanding balance of the facility. Accordingly, a like amount of marketable equity securities has been classified by the Company as restricted marketable securities on the balance sheet at March 31, 2014. At March 31, 2014, the Company had no cash equivalents held at this bank. The Company’s unused borrowing capacity at March 31, 2014 under the credit facility was $2.2 million.

We believe our cash resources from cash and cash equivalents and marketable securities, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next twelve months. In order to accelerate the development of new mobile computing products targeted at tier one telecom operators in North America and invest in our M2M product and services portfolio, or to fund substantial business growth internally or through acquisitions of complementary products, businesses or technologies, we may need to raise additional funds. Accordingly, in March 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, or the SEC, that, if declared effective by the SEC, would allow us to sell up to $75 million of equity, debt or other securities described in the registration statement in one or more offerings by us from time to time. As set forth in the shelf registration statement, the net proceeds from the sale of our securities may be used for working capital, repayment of indebtedness and general corporate purposes. We may also use a portion of the net proceeds that we receive to acquire or invest in complementary businesses, products, services, technologies or other assets. As of the date of this report, our shelf registration statement has not been declared effective by the SEC and we have not issued any securities under the registration statement.

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities (in thousands):

	March 31, 2014 (unaudited)	December 31, 2013	Increase / (Decrease)
Working capital (1)	$36,262	$40,928	$(4,666)

Cash and cash equivalents (2)	$11,827	$2,911	$8,916
Short-term marketable securities (2)(3)	15,040	16,612	(1,572)
Long-term marketable securities	720	3,443	(2,723)

Total cash and cash equivalents and marketable securities	$27,587	$22,966	$4,621

(1)	Working capital is defined as the excess of current assets over current liabilities.
(2)	Included in working capital.
(3)	Excludes restricted marketable securities.

Our working capital decreased $4.7 million from December 31, 2013 to March 31, 2014. The decrease was primarily due to losses from operations incurred during the three months ended March 31, 2014.

As of March 31, 2014, cash and cash equivalents and marketable securities increased by $4.6 million from December 31, 2013. The principal component of this net increase was the cash provided by our operating activities of $5.4 million.

Historical Cash Flows

The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$5,395	$1,883
Net cash provided by (used in) investing activities	6,051	(3,447)
Net cash provided by (used in) financing activities	(2,485)	3,857
Effect of exchange rates on cash and cash equivalents	(45)	(65)

Net increase in cash and cash equivalents	8,916	2,228
Cash and cash equivalents, beginning of period	2,911	16,044

Cash and cash equivalents, end of period	$11,827	$18,272

Operating activities. Net cash provided by operating activities was $5.4 million for the three months ended March 31, 2014 compared to net cash provided by operating activities of $1.9 million for the same period in 2013. Net cash provided for the three months ended March 31, 2014 was attributable to net losses in the period, offset by a net increase in cash caused by changes in working capital accounts, and non-cash charges for depreciation and amortization and share based compensation expense. For the three months ended March 31, 2013, net cash provided by operating activities was primarily related to net losses for the period, offset by a net increase in cash caused by changes in working capital accounts, and non-cash charges for depreciation and amortization and share based compensation expense.

Investing activities. Net cash provided by investing activities during the three months ended March 31, 2014 was $6.1 million compared to $3.4 million used during the same period in 2013. Cash provided by investing activities during the three months ended March 31, 2014 was related to net sales of marketable securities of $6.6 million, partially offset by purchases of property, plant, and equipment for approximately $513,000. Cash used in investing activities during the same period in 2013 was primarily related to purchases of property, plant, and equipment for approximately $2.9 million, and net purchases of marketable securities of $595,000.

Financing activities. Net cash used in financing activities during the three months ended March 31, 2014 was $2.5 million compared to cash provided of $3.9 million during the same period in 2013. Net cash used in financing activities during the three months ended March 31, 2014 was primarily related to principal repayments and restricted cash on our margin credit facility borrowings, and payroll taxes paid on behalf of employees for restricted stock units which vested during the period. Net cash provided by financing activities during the three months ended March 31, 2013 was primarily related to proceeds received from borrowing on our margin credit facility, partially offset by principal repayments and restricted cash on our margin credit facility borrowings, and payroll taxes paid on behalf of employees for restricted stock units which vested during the period.

Other Liquidity Needs

We expect to incur ongoing professional fees and expenses to defend litigation filed against us or related to our products, which litigation is discussed in Note 8 to our condensed consolidated financial statements included in this report. These costs cannot be estimated at this time.

During the next twelve months, we currently plan to incur approximately $2.0 million for discretionary capital expenditures, including the acquisition of additional software licenses.

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

We may raise additional funds pursuant to a shelf registration statement on Form S-3, as discussed above. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of our common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance products or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk, global credit risk and foreign currency exchange rate risk.

Since December 31, 2013, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In the case In re Novatel Wireless Securities Litigation, the Court entered an order giving preliminary approval to the settlement negotiated by the parties and announced in December 2013. The Court set a hearing on June 20, 2014, for final approval of the settlement of this case.

For additional information regarding these matters, see Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the Novatel Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2014	Novatel Wireless, Inc.

	By:	/s/ PETER LEPARULO
Peter Leparulo
Chairman and Chief Executive Officer

	By:	/s/ KENNETH LEDDON
Kenneth Leddon
Senior Vice President and Chief Financial Officer