Form 10-Q
period 2014-06-30
NOVATEL WIRELESS INC
filed 2014-08-08
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2014 was 36,841,770.

As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Novatel Wireless” refer to Novatel Wireless, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. These forward-looking statements speak only as of the date of this report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include those related to:

•	our ability to compete in the market for wireless broadband data access products and machine-to-machine (“M2M”) products;

•	our ability to develop and timely introduce new products successfully;

•	our ability to integrate the operations of any business, products, technologies or personnel that we may acquire in the future;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	our ability to introduce and sell new products that comply with current and evolving industry standards, including 3G and 4G standards, and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our ability to execute our cost containment initiatives and operating strategies;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	demand for broadband wireless access to enterprise networks and the Internet;

•	our dependence on wireless telecommunication operators delivering acceptable wireless services;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to procure components and manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	our ability to be cost competitive while meeting time-to-market requirements for our customers;

•	our ability to meet the product performance needs of our customers in both mobile broadband and M2M markets;

•	the outcome of pending or future litigation, including intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development and sale of our products;

•	doing business abroad, including foreign currency risks;

•	the introduction of new products that could contain errors or defects;

•	our ability to make focused investments in research and development; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

Trademarks

“Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MiFi OS”, “MiFi Powered”, “MiFi Home”, “MobiLink”, “Ovation,” “Expedite” and “MiFi.Freedom. My Way” are trademarks of Novatel Wireless, Inc. “Enfora”, the Enfora logo, “Spider”, “Enabling Information Anywhere”, “Enabler” and “N4A” are trademarks of Enfora, Inc. (“Enfora”). Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2014	December 31, 2013
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$8,925	$2,911
Marketable securities	13,503	16,612
Restricted marketable securities	0	2,566
Accounts receivable, net of allowance for doubtful accounts of $2,566 at June 30, 2014 and $2,449 at December 31, 2013	25,636	39,985
Inventories, net of reserves	26,022	27,793
Deferred tax assets, net	100	100
Prepaid expenses and other	3,094	5,662

Total current assets	77,280	95,629
Property and equipment, net of accumulated depreciation of $65,873 at June 30, 2014 and $62,334 at December 31, 2013	7,199	9,901
Marketable securities	0	3,443
Intangible assets, net of accumulated amortization of $13,487 at June 30, 2014 and $12,983 at December 31, 2013	1,626	2,131
Deferred tax assets, net	81	81
Other assets	677	280

Total assets	$86,863	$111,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,893	$24,538
Accrued expenses	23,086	23,271
Current portion of litigation settlement	4,326	4,326
Short-term margin loan facility	0	2,566

Total current liabilities	54,305	54,701
Other long-term liabilities	1,784	1,848
Non-current portion of litigation settlement	10,000	10,000

Total liabilities	66,089	66,549

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	0	0
Common stock, par value $0.001; 50,000 shares authorized, 34,329 and 34,097 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	34	34
Additional paid-in capital	443,621	441,368
Accumulated other comprehensive income	6	5
Accumulated deficit	(397,887)	(371,491)

	45,774	69,916
Treasury stock at cost; 2,436 common shares at June 30, 2014 and December 31, 2013, respectively	(25,000)	(25,000)

Total stockholders’ equity	20,774	44,916

Total liabilities and stockholders’ equity	$86,863	$111,465

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues	$37,270	$91,124	$85,554	$177,045
Cost of net revenues	33,283	72,100	71,499	141,173

Gross profit	3,987	19,024	14,055	35,872

Operating costs and expenses:
Research and development	8,540	13,018	17,158	26,829
Sales and marketing	3,031	5,854	7,026	11,610
General and administrative	4,423	7,755	9,499	14,081
Amortization of purchased intangible assets	141	141	281	281
Restructuring charges	5,250	0	6,416	0

Total operating costs and expenses	21,385	26,768	40,380	52,801

Operating loss	(17,398)	(7,744)	(26,325)	(16,929)
Other income (expense):
Interest income, net	20	21	35	78
Other expense, net	(13)	(65)	(57)	(142)

Loss before income taxes	(17,391)	(7,788)	(26,347)	(16,993)
Income tax provision	24	104	49	21

Net loss	$(17,415)	$(7,892)	$(26,396)	$(17,014)

Per share data:
Net loss per share:
Basic and diluted	$(0.51)	$(0.23)	$(0.77)	$(0.50)

Weighted average shares used in computation of basic and diluted net loss per share:
Basic and diluted	34,320	33,915	34,246	33,817

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(17,415)	$(7,892)	$(26,396)	$(17,014)
Unrealized gain (loss) on cash equivalents and marketable securities, net of tax	0	(35)	1	(38)

Total comprehensive loss	$(17,415)	$(7,927)	$(26,395)	$(17,052)

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(26,396)	$(17,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,041	4,544
Provision for bad debts, net of recoveries	109	382
Provision for excess and obsolete inventory	3,033	1,823
Share-based compensation expense	1,239	1,889
Non-cash income tax benefit	0	(48)
Changes in assets and liabilities:
Accounts receivable	14,241	2,689
Inventories	(1,262)	8,296
Prepaid expenses and other assets	2,170	(608)
Accounts payable	2,487	4,322
Accrued expenses, income taxes, and other	1,375	226

Net cash provided by operating activities	1,037	6,501

Cash flows from investing activities:
Purchases of property and equipment	(1,241)	(3,725)
Purchases of marketable securities	(826)	(9,661)
Marketable securities maturities / sales	9,945	14,516

Net cash provided by investing activities	7,878	1,130

Cash flows from financing activities:
Proceeds from the issuance of short-term debt, net of issuance costs	0	10,000
Principal repayments of short-term debt	(2,566)	(8,444)
Taxes paid on vested restricted stock units, net of proceeds from stock option exercises	(284)	(261)

Net cash provided by (used in) financing activities	(2,850)	1,295
Effect of exchange rates on cash and cash equivalents	(51)	(107)

Net increase in cash and cash equivalents	6,014	8,819
Cash and cash equivalents, beginning of period	2,911	16,044

Cash and cash equivalents, end of period	$8,925	$24,863

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6	$4
Income taxes	$67	$60

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information as of June 30, 2014 and the results of the Company’s operations for the three and six months ended June 30, 2014 and 2013 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, litigation, provision for warranty costs, income taxes, share-based compensation expense and best estimate of selling price in a multiple element arrangement.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires a reporting entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This standard will be effective for annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of this new guidance.

2. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

June 30, 2014	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$1,150	$0	$0	$1,150
Municipal bonds	1 or less	975	1	0	976
Certificates of deposit	1 or less	3,220	0	0	3,220
Corporate debentures / bonds	1 or less	8,152	5	0	8,157

Total short-term marketable securities		13,497	6	0	13,503

		$13,497	$6	$0	$13,503

December 31, 2013	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$2,350	$1	$0	$2,351
Municipal bonds	1 or less	2,828	1	0	2,829
Certificates of deposit	1 or less	3,360	0	0	3,360
Corporate debentures / bonds	1 or less	10,635	3	0	10,638

Total short-term marketable securities		19,173	5	0	19,178

Available-for-sale:
Certificates of deposit	1 to 2	1,300	0	0	1,300
Corporate debentures / bonds	1 to 2	2,143	0	0	2,143

Total long-term marketable securities		3,443	0	0	3,443

		$22,616	$5	$0	$22,621

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

The Company has a credit facility with one of its banks to allow margin borrowings based on and collateralized by the Company’s investments in cash equivalents and marketable securities held by that bank. Borrowings under the facility incur an interest rate at the bank’s base rate plus 1%. At June 30, 2014, the Company had approximately $2.6 million in cash equivalents and marketable securities held at this bank, and the Company’s unused borrowing capacity at June 30, 2014 under the credit facility was $1.9 million. Any monies borrowed and interest incurred are payable on demand, and there is no express expiration date to the credit facility. During the three and six months ended June 30, 2014, the Company did not borrow against the facility, and had no outstanding borrowings under this facility at June 30, 2014. Under the terms of the credit facility, the bank may liquidate any of the Company’s cash equivalents or marketable securities held at any time in order to recoup the outstanding balance of the facility.

As of June 30, 2014, the Company recorded a net unrealized gain of $6,000. The Company’s net unrealized gain is the result of market conditions affecting its fixed-income, debt and equity securities, which are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet for the period then ended.

Inventories

Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Finished goods	$21,261	$20,870
Raw materials and components	4,761	6,923

	$26,022	$27,793

During the six months ended June 30, 2014, the Company recorded inventory write-downs of $3.0 million related to excess and obsolete inventory and reductions to the carrying value of inventories as a result of lower of cost or market valuations.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Royalties	$2,655	$4,243
Payroll and related expenses	3,437	4,828
Product warranty	1,580	2,244
Market development funds and price protection	2,258	3,059
Professional fees	1,656	1,040
Deferred revenue	2,411	2,999
Restructuring	3,855	610
Other	5,234	4,248

	$23,086	$23,271

Accrued Warranty Obligations

Accrued warranty obligations consist of the following (in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Warranty liability at beginning of period	$1,367	$2,664	$2,244	$2,329
Additions charged to operations	794	1,708	1,199	3,363
Deductions from/use of liability	(581)	(1,921)	(1,863)	(3,241)

Warranty liability at end of period	$1,580	$2,451	$1,580	$2,451

The Company generally provides one to three years of warranty coverage for products following the date of purchase and the Company accrues the estimated cost of warranty coverage as a component of cost of net revenues in the condensed consolidated statements of operations at the time revenue is recognized. The Company accrues warranty costs based on estimates of future warranty-related replacement, repairs or rework of products. In estimating its future warranty obligations, the Company considers various relevant factors, including the historical frequency and volume of claims, and the cost to replace or repair products under warranty.

3. Intangible Assets

The Company’s amortizable purchased intangible assets resulting from its 2010 acquisition of Enfora, Inc. (“Enfora”) are composed of (in thousands):

	June 30, 2014				December 31, 2013
	Gross	Accumulated Amortization	Accumulated Impairment	Net	Gross	Accumulated Amortization	Accumulated Impairment	Net
Developed technologies	$26,000	$(6,287)	$(19,547)	$166	$26,000	$(6,120)	$(19,547)	$333
Trade name	12,800	(2,924)	(8,582)	1,294	12,800	(2,665)	(8,582)	1,553
Other	3,720	(1,989)	(1,620)	111	3,720	(1,967)	(1,620)	133

Total amortizable purchased intangible assets	$42,520	$(11,200)	$(29,749)	$1,571	$42,520	$(10,752)	$(29,749)	$2,019

The following table presents details of the amortization of purchased intangible assets included in the cost of net revenues and general and administrative expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of net revenues	$83	$83	$167	$167
General and administrative expenses	141	141	281	281

Total amortization expense	$224	$224	$448	$448

The following table represents details of the amortization of existing purchased intangible assets that is currently estimated to be expensed in the remainder of 2014 and thereafter (in thousands):

Fiscal year:	Amount
2014 (remaining 6 months)	$448
2015	562
2016	561

Total	$1,571

Additionally, at June 30, 2014 and December 31, 2013, the Company had $55,000 and $112,000, respectively, of acquired software licenses, net of accumulated amortization of $2.3 million and $2.2 million, respectively. The acquired software licenses represent rights to use certain software necessary for commercial sale of the Company’s products.

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

The Company’s financial instruments consist principally of cash and cash equivalents, and short-term and long-term marketable debt securities. The Company’s cash and cash equivalents consist of its investments in money market securities and treasury bills. The Company’s marketable debt securities consist primarily of government agency securities, municipal bonds, time deposits and investment-grade corporate bonds.

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

At June 30, 2014, the Company did not have any securities in the Level 3 category. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of June 30, 2014 (in thousands):

Description	June 30, 2014	Level 1	Level 2
Assets:
Cash equivalents
US Treasury securities	$742	$0	$742

Total cash equivalents	742	0	742

Short-term marketable securities:
Available-for-sale:
Government agency securities	1,150	0	1,150
Municipal bonds	976	0	976
Certificates of deposit	3,220	0	3,220
Corporate debentures / bonds	8,157	0	8,157

Total short-term marketable securities	13,503	0	13,503

Total financial assets	$14,245	$0	$14,245

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

See Note 2 for discussion of restricted cash and restricted marketable securities related to the Company’s credit facility.

5. Share-Based Compensation

The Company included the following amounts for share-based compensation expense in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of net revenues (1)	$11	$80	$(19)	$56
Research and development	210	288	257	579
Sales and marketing	143	199	222	403
General and administrative	398	373	779	851

Totals	$762	$940	$1,239	$1,889

(1)	Negative expense resulted from a change in the estimated forfeiture rate during the first quarter of 2014.

See Note 10 for a discussion of $1.3 million of share-based compensation expense not included in the expense for the three and six months ended June 30, 2014. This amount was recognized in restructuring charges related to the termination of former Chief Executive Officer Peter Leparulo due to the accelerated vesting of all of his restricted stock units and options pursuant to his employment agreement, which vested immediately upon his termination.

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

The Company operates in the wireless broadband technology industry and senior management makes decisions about allocating resources based on the following reportable segments:

•	The Mobile Computing Products segment includes the Company’s MiFi products, USB and PC-card modems and embedded modules that enable data transmission and services via cellular wireless networks.

•

The Machine-to-Machine (“M2M”) Products and Solutions segment was established as a result of the Company’s acquisition of Enfora in 2010. It includes the Company’s intelligent asset-management solutions utilizing cellular wireless technology, and M2M communication devices, and embedded modules that enable M2M data transmission and services via cellular wireless networks.

Segment revenues and segment operating loss represent the primary financial measures used by senior management to assess performance and include the net revenues, cost of net revenues, sales and other operating expenses for which management is held accountable. Segment expenses include sales and marketing, research and development, administration, and amortization expenses that are directly related to individual segments. Segment loss also includes acquisition-related costs, purchase price amortization, restructuring, impairment and integration costs. The table below presents net revenues from external customers, operating loss and identifiable assets for the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues by reportable segment:
Mobile Computing Products	$27,497	$80,823	$63,695	$156,443
M2M Products and Solutions	9,773	10,301	21,859	20,602

Total	$37,270	$91,124	$85,554	$177,045

Operating loss by reportable segment:
Mobile Computing Products	$(12,246)	$(3,348)	$(18,372)	$(8,848)
M2M Products and Solutions	(5,152)	(4,396)	(7,953)	(8,081)

Total	$(17,398)	$(7,744)	$(26,325)	$(16,929)

			June 30, 2014	December 31, 2013
Identifiable assets by reportable segment:
Mobile Computing Products			$73,853	$96,516
M2M Products and Solutions			13,010	14,949

Total			$86,863	$111,465

The Company has operations in the United States, Canada, Europe, Latin America and Asia. The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe, Latin America and Asia (in thousands):

	June 30, 2014	December 31, 2013
United States	$85,407	$108,932
Canada	707	808
Europe, Latin America and Asia	749	1,725

	$86,863	$111,465

The following table details the concentration of the Company’s net revenues by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
United States and Canada	88%	96%	90%	95%
Latin America	1	1	1	1
Europe, Middle East and Africa	10	3	8	4
Asia and Australia	1	0	1	0

	100%	100%	100%	100%

During the third quarter of 2013, the Company began implementing restructuring initiatives designed to refine its business operations, reduce expenses to better correspond to its decreased revenue and capitalize on synergies in its target markets with the goal of driving long-term profitability.

In connection with the restructuring plan, the Company made organizational changes across some of its Mobile Computing and M2M business operations to consolidate its research and development resources and consolidate global manufacturing activities. The Company also closed development sites to drive efficiencies, enhance margins and improve capital efficiency.

Historically, the Company’s business units have their own management teams and offer different products and services. The business units have been aggregated into two reportable business segments based upon the nature of the products or services produced, the type of customer for the products, the similarity of economic characteristics and the manner in which management reviews results, among other considerations. Due to the ongoing restructuring activities discussed in Note 10, recent changes in executive management and assigned responsibilities, product transfers between some of the Company’s subsidiaries and increasing synergies between its existing segments, the Company is currently reevaluating its reportable segments composition.

Concentrations of Risk

Substantially all of the Company’s net revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s or its customers’ products or in the financial condition of the Company’s customers would have an adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s net revenues are derived from a small number of customers. For the three months ended June 30, 2014, sales to the Company’s two largest customers accounted for 37% and 12% of net revenues, respectively. In the same period in 2013, sales to its largest customer accounted for 65% of net revenues. For the six months ended June 30, 2014, sales to the Company’s largest customer accounted for 38% of net revenues. In the same period in 2013, sales to its largest customer accounted for 63% of net revenues. The Company outsources its manufacturing to several third-party contract manufacturers. If one or more of these manufacturers were to experience delays, including delays caused by component shortages, disruptions, capacity constraints or quality control problems in manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel their underlying product purchase orders, which would negatively impact the Company’s revenues and results of operations.

7. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting of options and restricted stock units (“RSUs”) and employee stock purchase plan withholdings using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.

For the three and six months ended June 30, 2014, basic and diluted weighted-average common shares outstanding were 34,320,109 and 34,246,424, respectively. During these same periods, weighted-average options and RSUs to acquire a total of 6,061,542 and 5,593,465 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS as their effect was anti-dilutive.

For the three and six months ended June 30, 2013, basic and diluted weighted-average common shares outstanding were 33,915,424 and 33,816,558, respectively. During these same periods, weighted-average options and RSUs to acquire a total of 5,962,759 and 5,995,066 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS as their effect was anti-dilutive.

8. Commitments and Contingencies

Legal Matters

The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. For example, the Company is currently named as a defendant or co-defendant in some patent infringement lawsuits in the U.S. and is indirectly participating in other U.S. patent infringement actions pursuant to its contractual indemnification obligations to certain customers. Based on an evaluation of these matters and discussions with the Company’s intellectual property litigation counsel, the Company believes that liabilities arising from or sums paid in settlement of these existing matters would not have a material adverse effect on its consolidated results of operations or financial condition.

On September 15, 2008 and September 18, 2008, two putative securities class action lawsuits were filed in the U.S. District Court for the Southern District of California (the “Court”) on behalf of alleged stockholders of the Company. On December 11, 2008, these lawsuits were consolidated into a single action and in May 2010, the consolidated lawsuits were captioned the case In re Novatel Wireless Securities Litigation (the “Litigation”). The Litigation was filed on behalf of persons who purchased the Company’s common stock between February 27, 2007 and September 15, 2008. As previously disclosed, on December 6, 2013, to avoid the costs, disruption and distraction of further litigation, legal counsel for the defendants entered into a binding Memorandum of Understanding.

On June 23, 2014, the Court entered its judgment approving a final settlement agreement with respect to the Litigation. The settlement agreement does not admit any liability and the Company and the individual defendants continue to deny any and all liability. Under the terms of the settlement agreement, the plaintiff class has agreed to settle all claims asserted in the Litigation and grant the defendants and released parties a full and complete release in exchange for (1) a cash payment of $6.0 million to the plaintiff’s class, approximately $1.7 million of which is to be funded by the Company’s insurers, (2) the issuance of unrestricted and freely tradable shares of the Company’s stock with an aggregate value of $5.0 million and (3) the issuance of a $5.0 million secured promissory note, which such note shall have a 30-month maturity, carry interest at 5% per annum, payable quarterly, and be secured by the accounts receivable of the Company.

On July 1, 2014, the Company and the individual defendants filed a motion to amend the judgment entered on June 23, 2014, specifically requesting the Court to amend the effective date of such judgment to June 20, 2014 – the date the court held the final approval hearing. The Court granted this motion on July 8, 2014, and the judgment date was deemed entered on June 20, 2014. Based on a judgment date of June 20, 2014, the Company believes that it will be relieved from an additional cash payment of approximately $725,000, which would have been triggered, pursuant to the terms of the Stipulation of Settlement, if the date of the Court’s entry of judgment had remained June 23, 2014 (based on the then-current trading price of the Company’s common stock, which was below a certain threshold price established by the Stipulation of Settlement). On August 1, 2014, the Plaintiffs filed a motion to the court claiming that since the Company’s stock price traded intraday below the aforementioned threshold price, that the $725,000 was still due and payable. The Company expects to contest the plaintiffs’ motion and has not accrued the $725,000 asserted claim in the accompanying consolidated financial statements.

On July 8, 2014, the Company funded the cash portion of the settlement with $4.3 million of Company cash and $1.7 million previously funded into escrow by the Company’s insurers. The $4.3 million payment was accrued at December 31, 2013, and is accrued as of June 30, 2014 in current liabilities. On July 17, 2014, the Company issued 2,407,318 unrestricted shares of the Company’s common stock to the class members in satisfaction of the $5.0 million stock payment. The estimated share value of $5.0 million was accrued at December 31, 2013, and is accrued as of June 30, 2014 in non-current liabilities. The Company issued a $5.0 million secured promissory note on July 8, 2014. Such note was accrued at December 31, 2013, and is accrued as of June 30, 2014 in non-current liabilities.

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

The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (1) future reversals of existing taxable temporary differences (i.e., the offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards.

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

After a review of the four sources of taxable income as of June 30, 2014 (as described above), the Company recognized increases in the valuation allowance primarily related to its U.S.-based deferred tax amounts, resulting from carryforward net operating losses generated during the three and six months ended June 30, 2014. These deferred tax benefits, offset by a corresponding charge to income tax expense related to an increase in the valuation allowance of $5.5 million and $9.1 million for the three and six months ended June 30, 2014, respectively, resulted in an insignificant effective income tax rate. The Company’s valuation allowance was $88.5 million on net deferred tax assets of $88.6 million at June 30, 2014. The net unreserved portion of the Company’s remaining deferred tax assets at June 30, 2014 primarily related to research and development tax credits associated with the Company’s Canadian subsidiary.

For the three and six months ended June 30, 2014, the Company recorded an income tax expense, including discrete items, of $24,000 and $49,000, respectively. This amount varies from the income tax expense that would be computed at the U.S. statutory rate resulting from its operating loss during the period primarily due to the aforementioned offsetting increase in the Company’s deferred tax assets valuation allowance.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company completed an IRC Section 382 analysis during the period ended June 30, 2014 to assess the risk that the Company experienced an ownership change. Based on this analysis, the Company does not believe it experienced an ownership change during 2013.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is “more-likely-than-not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of June 30, 2014 and December 31, 2013, the total liability for unrecognized tax benefits was $62,000 and $62,000, respectively, and is included in other long-term liabilities. For the three and six months ended June 30, 2014, the Company included $0 of interest benefit related to uncertain tax positions in its condensed consolidated statements of operations.

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

10. Restructuring

In September 2013, the Company commenced certain restructuring initiatives including the closure of the Company’s development site in Calgary, Canada, and the consolidation of certain supply chain management activities. During February and March 2014, the Company commenced additional reduction in force initiatives resulting in headcount reductions of 41 employees and 21 employees, respectively, and during June 2014 a further headcount reduction of 5 employees at its Calgary, Canada site.

During the three months ended June 30, 2014, the Company recorded restructuring charges related to these restructuring initiatives of $1.6 million, which consisted of $620,000 in employee severance costs and $932,000 in facility exit related costs resulting from a reevaluation of its expected sublet dates and rates as further described below.

During the six months ended June 30, 2014, the Company recorded restructuring charges related to these restructuring initiatives of $2.7 million, which consisted of $1.7 million in employee severance costs and $1.0 million in facility exit related costs related to ongoing assessment of estimates of the timing and amounts of sublease income.

All of the $1.6 million of restructuring charges for the three months ended June 30, 2014 related to the Mobile Computing Products segment. Of the $2.7 million of restructuring charges for the six months ended June 30, 2014, $2.7 million related to the Mobile Computing Products segment, and $42,000 related to the M2M Products and Solutions segment.

Total restructuring charges incurred to date related to the September 2013 restructuring initiatives discussed above, are approximately $6.0 million, including restructuring charges recorded during the year ended December 31, 2013 of $3.3 million. Of the $6.0 million of restructuring charges, $5.8 million related to the Mobile Computing Products segment, and $248,000 related to the M2M Products and Solutions segment.

The Company accounts for facility exit costs in accordance with FASB Accounting Standards Codification 420 “Exit or Disposal Cost Obligations,” which requires that a liability for such costs be recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease.

The Company is required to estimate future sublease income and future net operating expenses of the facilities, among other expenses. The most significant of these estimates relate to the timing and extent of future sublease income which reduce lease obligations, and the probability that such sublease income will be realized. The Company based estimates of sublease income, in part, on information from third party real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, and the location of the respective facility, among other factors. Further adjustments to the facility exit liability accrual will be required in future periods if actual exit costs or sublease income differ from amounts currently expected. Exit costs the Company records under these provisions are neither associated with, nor do they benefit, continuing activities.

In June 2014, the Company commenced certain restructuring initiatives relating to the reorganization of executive level management, which included the termination and replacement of then Chief Executive Officer, Peter Leparulo, with current Interim Chief Executive Officer, Alex Mashinsky. In connection with the termination of the Company’s former Chief Executive Officer, the Company recorded estimated charges of $3.7 million based on the contractual requirements of Mr. Leparulo’s employment agreement. The provisions of his agreement included of $2.4 million in cash payments and approximately $1.3 million related to the accelerated vesting of all restricted stock units and options which vested immediately upon his termination. Of the $3.7 million of restructuring charges for the termination of Mr. Leparulo, $2.2 million related to the Mobile Computing Products segment, and $1.5 million related to the M2M Products and Solutions segment.

The following table sets forth activity in the restructuring liability for the six months ended June 30, 2014, which is primarily comprised of employee severance costs (in thousands):

	Employee Severance Costs	Facility Exit Related Costs	CEO Termination Employment Contract Costs	CEO Termination Share-based Compensation Costs	Total
Balance at December 31, 2013	$0	$881	$0	$0	$881
Accruals	1,714	1,004	2,400	1,298	6,416
Payments	(1,146)	(494)	(22)	0	(1,662)
Stock-based compensation	0	0	0	(1,298)	(1,298)

Balance at June 30, 2014	$568	$1,391	$2,378	$0	$4,337

The balance of the restructuring liability at June 30, 2014 consists of $3.9 million in current liabilities and $482,000 in non-current liabilities. The balance of the restructuring liability at June 30, 2014 is anticipated to be fully distributed by the end of the third quarter of 2017, at the expiration of the Company’s facility lease in Canada.

11. Subsequent Events

Effective July 15, 2014, the Company vacated, and met the cease use criteria under ASC 420, a portion of its San Diego office facility. Accordingly, during the third quarter of 2014, the Company expects to record approximately $0.8 million of additional restructuring charges resulting from the event.

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

Business Overview and Background

We are a provider of intelligent wireless solutions for the worldwide mobile communications market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded modules for M2M and mobile computing OEMs (as defined below), integrated asset-management M2M devices, and communications and applications software.

Our products currently operate on every major cellular wireless technology platform. Our mobile hotspots, embedded modules, and modems provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our M2M products enable devices to communicate with each other and with server or cloud-based application infrastructure. Our M2M products and solutions include our M2M embedded modules, integrated M2M communications devices and our service delivery platform, the N4A™ Device Manager (“DM”) and N4A™ Communication and Management Software (“CMS”), that provides easy device management and service enablement.

Our mobile-hotspot and modem customer base is comprised of wireless operators, including AT&T, Sprint, and Verizon Wireless; laptop PC and other original equipment manufacturers (“OEMs”), including Dell and Hewlett-Packard; as well as distributors and various companies in other vertical markets. Our M2M customer base is comprised of transportation companies, industrial companies, manufacturers, application service providers and distributors. Our solutions address multiple vertical markets for our customers including commercial telematics, after market telematics, remote monitoring and control, security and connected home. We have strategic relationships with several of these customers that provide input and validation of our product requirements across the various vertical markets.

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

We intend to continue to identify and respond to our customers’ needs by introducing new product designs with an emphasis on supporting cutting edge wide area network technology, ease-of-use, performance, size, weight, cost and power consumption. We manage our products through a structured life cycle process, from identifying initial customer requirements through development and commercial introduction to eventual phase-out. During product development, emphasis is placed on innovation, time-to-market, performance, meeting industry standards and customer product specifications, ease of integration, cost reduction, manufacturability, quality and reliability.

The hardware used in our solutions is produced by contract manufacturers. Their services include component procurement, assembly, testing, quality control, and fulfillment. We have agreements with Inventec Appliances Corporation; Hon Hai Precision Industry Co., Ltd; and Benchmark Electronics for the outsourced manufacturing of our products. Under our manufacturing agreements, contract manufacturers provide us with services including component procurement, product manufacturing, final assembly, testing, quality control, and fulfillment. In addition, we have an agreement with Mobiltron for certain distribution, fulfillment and repair services related to our business in Europe, the Middle East and Africa.

Strategic and Operations Overview

Since the third quarter of 2013, we have been restructuring our operations in an effort to increase future revenue levels and gross margins, lower our operating costs and achieve profitability. In the mobile computing business, we are now focusing our development efforts only on those products that we believe have the greatest potential sales volume and will generate the highest gross profits and return on development investment. These products are targeted at the tier one telecom operators in North America. We expect this strategy to reduce the number of products developed for sale in the mobile computing segment and result in an improved return on investment from development costs expended.

As a result of this change in strategic direction, we intend to exit the mobile computing laptop business during the second half of 2014 as our current products reach end of life. The mobile computing laptop business represented approximately 5% of our net revenue during the first half of 2014. We will monitor this product category for favorable changes in market conditions that may indicate a point of re-entry for new opportunities.

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

Net revenues in our M2M Products and Solutions segment grew 6% in the first half of 2014, compared to the same period in the prior year. We expect our revenues to grow and increase in this segment during the second half of 2014 over the second half of 2013 based primarily upon the increased adoption of our new products.

Net revenues from our Mobile Computing Products segment decreased 59% in the first half of 2014, compared to the same period in the prior year, as our older products continue to approach the end of their life cycle. Additionally, our revenues have been negatively impacted by competitive pricing pressures at our largest customer and our gross margins have been adversely impacted by lower average sales prices in the second quarter of 2014, especially impacted by our provision for inventory reserves. Given the current market conditions we are retrenching the size of our product portfolio to only those products which we believe have a very high probability of providing satisfactory returns. We expect our second half of 2014 mobile computing revenues will be lower than the second half of 2013, as many of our legacy mobile computing products are near end of life. However, we expect to launch a new MiFi product during the second half of 2014 that we anticipate will increase our mobile computing revenues from current first half of 2014 levels.

We have restructured our research and development process by reducing the size of our in-house engineering staff. This change replaced some of our fixed research and development costs (due primarily to a decrease in our employee headcount and related compensation expenses) with variable costs and is expected to result in a lower overall cost of research and development and a more variable cost structure. We expect to continue to make focused investments in research and development.

We have also been focused on completing the integration of our mobile computing business with our M2M business to increase operational efficiencies and reduce our operating expenses. The total operating expenses incurred for the three months ended June 30, 2014 were $21.4 million compared to $26.8 million for the same period in 2013, a 20% year over year reduction. This reduction is primarily due to a reduction of employee headcount and related compensation expenses net of restructuring charges. Our current employee headcount at June 30, 2014 was 235 as compared to 403 for the same date last year. The annualized run rate of our total operating expenses, as reflected by the end of the second quarter of 2014, is approximately $20.5 million lower than the run rate at the end of the second quarter of 2013.

Factors Which May Influence Future Results of Operations

Net Revenues. We believe that our future net revenues will be influenced largely by the speed and breadth of the demand for wireless access to data through the use of next generation networks including demand for 3G and 4G products and 3G and 4G data access services, particularly in North America, Europe and Asia; customer acceptance for our new products that address these markets, including our MiFi line of Intelligent Mobile Hotspots; and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	economic environment and related market conditions;

•	increased competition from other wireless data device suppliers as well as suppliers of emerging devices that contain a wireless data access feature;

•	demand for broadband access services and networks;

•	rate of change to new products;

•	timing of deployment of 4G networks by wireless operators;

•	decreased demand for 3G and 4G products;

•	product pricing; and

•	changes in technologies.

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

We also subject our intangible assets and goodwill to impairment assessments when required, which can result in charges when impairment occurs.

We have undertaken certain restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. Restructuring activities consist primarily of severance costs incurred in connection with the reduction of our workforce and facility exit related costs.

As part of our business strategy, we review, and intend to continue to review, acquisition opportunities that we believe would be advantageous or complementary to the development of our business. Given our current cash position and recent losses, any acquisitions we make would likely involve the issuance of Company stock. If we make any acquisitions, we may incur substantial expenditures in conjunction with the acquisition process and the subsequent assimilation of any acquired business, products, technologies or personnel.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, litigation, restructuring related accruals, provision for warranty costs, income taxes, and share-based compensation expense.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net revenues. Net revenues for the three months ended June 30, 2014 were $37.3 million, a decrease of $53.9 million or 59.1% compared to the same period in 2013.

The following table summarizes net revenues by reportable segment and net revenues by product categories during the three months ended June 30, 2014 and June 30, 2013 (in thousands):

	Three Months Ended June 30,		Change
	2014	2013	$	%
Net revenues by reportable segment:
Mobile Computing Products	$27,497	$80,823	$(53,326)	-66%
M2M Products and Solutions	9,773	10,301	(528)	-5%

Total	$37,270	$91,124	$(53,854)	-59%

Net revenues by product categories:
Mobile Broadband Devices	$26,917	$75,582	$(48,665)	-64%
Embedded Solutions	4,790	8,790	(4,000)	-46%
Asset Management Solutions & Services	5,563	6,752	(1,189)	-18%

Total	$37,270	$91,124	$(53,854)	-59%

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the three months ended June 30, 2014 were $27.5 million, a decrease of $53.3 million or 66.0% compared to the same period in 2013. The decrease is primarily attributable to lower sales of mobile broadband devices caused by competitive pricing pressures at our largest customer and legacy products reaching their end of life cycle. We expect our next product cycle MiFi device to ship in the second half of 2014 and we expect revenues for this segment to increase following the initial shipment of that device.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the three months ended June 30, 2014 were $9.8 million, a decrease of $528,000 or 5.1% compared to the same period in 2013. The decrease is primarily due to competitive pricing pressures at our largest customers and delays in customer orders pending the integration of some of our products into our customers’ business applications, partially offset by increased sales of embedded products to M2M customers.

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

The Embedded Solutions product category includes wireless-broadband modules and related software and services sold to manufacturers of laptop computers, tablets, and other wireless computer devices. This product category also includes M2M modules sold to manufacturers of various asset tracking and monitoring products. Our products are sold directly to OEMs or through distributor channels.

Asset Management Solutions and Services are mobile intelligent wireless broadband terminal devices and N4A DM and/or N4A CMS software which transmit information about the assets into which these products are integrated. These hardware and software products can be bundled or sold separately.

Cost of net revenues. Cost of net revenues for the three months ended June 30, 2014 was $33.3 million, or 89.3% of net revenues, as compared to $72.1 million, or 79.1% of net revenues, for the same period in 2013. During the second quarter of 2014, the cost of net revenues as a percentage of net revenues increased primarily due to an increase in our inventory obsolescence provision as a percentage of revenue, partially offset by reduced labor costs attributed to headcount reductions. The cost of net revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Increased competitive pressures may continue to negatively impact the average sales prices of our products. This may require us in future periods to record inventory write downs to reflect lower of cost or market adjustments and revalue certain assets that may become impaired.

Gross profit. Gross profit for the three months ended June 30, 2014 was $4.0 million, or a gross margin of 10.7% of net revenues, compared to $19.0 million, or a gross margin of 20.9% of net revenues for the same period in 2013. The gross profit decrease was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. We expect that our gross margin percentage will improve in the second half of 2014 due primarily to the launch of our next MiFi device and more normalized inventory obsolescence provisions.

Research and development expenses. Research and development expenses for the three months ended June 30, 2014 were $8.5 million, or 22.9% of net revenues, compared to $13.0 million, or 14.3% of net revenues, for the same period in 2013. Research and development expenses for the three months ended June 30, 2014 were lower as compared to the same period in 2013, due to reduced labor costs attributed to headcount reductions, but higher than the first quarter of 2014 due to test and certification related expenses incurred in connection with our next MiFi product, which is expected to launch in the second half of 2014.

We believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to our core business strategy. As such, we expect to make further investments in research and development to remain competitive.

Research and development expenses as a percentage of net revenues are expected to fluctuate in future periods depending on the amount of net revenue recognized, and potential variation in the costs associated with the development of our products, including the number and complexity of the products under development and the progress of the development activities with respect to those products. We may increase our investment in research and development to continue to provide innovative products and services.

Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2014 were $3.0 million, or 8.1% of net revenues, compared to $5.9 million, or 6.4% of net revenues, for the same period in 2013. Sales and marketing expenses for the three months ended June 30, 2014 were lower as compared to the same period in 2013, primarily due to a decrease in salaries and related expenditures and lower outside service costs.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2014 were $4.4 million, or 11.9% of net revenues, compared to $7.8 million, or 8.5% of net revenues, for the same period in 2013. General and administrative expenses for the three months ended June 30, 2014 were lower as compared to the same period in 2013 due to reduced labor costs attributed to headcount reductions, reduced legal fees incurred during the period, and lower facility related cost due to exiting our development site in Calgary, Canada and a portion of our San Diego facility. We expect our general and administrative costs to continue to decline on a sequential basis reflecting our continued focus on reducing operating expenses wherever possible.

Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended June 30, 2014 and 2013 was $141,000.

Restructuring charges. Restructuring expenses for the three months ended June 30, 2014 were $5.3 million, and predominantly consist of estimated severance costs and expense related to the accelerated vesting of restricted stock units and options as a result of the termination of our former Chief Executive Officer in June 2014, other severance costs incurred in connection with the reduction of our workforce, and an increase in our estimated facility exit related costs.

Interest income, net. Interest income, net, for the three months ended June 30, 2014 was $20,000 as compared to $21,000 for the same period in 2013. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.26% and 0.35% in the second quarter of 2014 and 2013, respectively. Effective July 3, 2014, the Company will incur interest expense of approximately $63,000 per quarter relating to the $5.0 million secured promissory note issued to the plaintiff class in connection with our settlement of our recent shareholder litigation.

Other expense, net. Other expense, net, for the three months ended June 30, 2014 was $13,000 as compared to $65,000 for the same period in 2013.

Income tax expense. Income tax expense for the three months ended June 30, 2014 was $24,000, as compared to $104,000 for the same period in 2013.

The effective tax rate for the three months ended June 30, 2014 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated in the second quarter of 2014.

Net loss. For the three months ended June 30, 2014, we reported a net loss of $17.4 million, as compared to a net loss of $7.9 million for the same period in 2013. Our net loss was impacted by changes in net revenue and restructuring charges recognized during the period.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net revenues. Net revenues for the six months ended June 30, 2014 were $85.6 million, a decrease of $91.5 million or 51.7% compared to the same period in 2013.

The following table summarizes net revenues by reportable segment and net revenues by product categories during the six months ended June 30, 2014 and June 30, 2013 (in thousands):

	Six Months Ended June 30,		Change
	2014	2013	$	%
Net revenues by reportable segment:
Mobile Computing Products	$63,695	$156,443	$(92,748)	-59%
M2M Products and Solutions	21,859	20,602	1,257	6%

Total	$85,554	$177,045	$(91,491)	-52%

Net revenues by product categories:
Mobile Broadband Devices	$61,298	$145,740	$(84,442)	-58%
Embedded Solutions	13,753	18,203	(4,450)	-24%
Asset Management Solutions & Services	10,503	13,102	(2,599)	-20%

Total	$85,554	$177,045	$(91,491)	-52%

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the six months ended June 30, 2014 were $63.7 million, a decrease of $92.7 million or 59.3% compared to the same period in 2013. The decrease is primarily attributable to lower sales of mobile broadband devices caused by competitive pricing pressures at our largest customer and legacy products reaching their end of life cycle. Additionally, our product shipments were limited by shortages of certain hardware components. We expect our next product cycle MiFi device to ship in the second half of 2014 and we expect revenues for this segment to increase following the initial shipment of that device.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the six months ended June 30, 2014 were $21.9 million, an increase of $1.3 million or 6.1% compared to the same period in 2013. The increase is primarily due to increased sales of embedded products to M2M customers. While we believe we will see several new customer opportunities in the second half of 2014, much of the increased revenue impact from these customers will likely be seen in the first half of 2015.

Cost of net revenues. Cost of net revenues for the six months ended June 30, 2014 was $71.5 million, or 83.6% of net revenues, as compared to $141.2 million, or 79.7% of net revenues, for the same period in 2013. During the six months ended June 30, 2014, the cost of net revenues as a percentage of net revenues increased primarily due to an increase in the inventory obsolescence provision as a percentage of net revenue, partially offset by reduced labor costs attributed to headcount reductions.

Gross profit. Gross profit for the six months ended June 30, 2014 was $14.1 million, or a gross margin of 16.4% of net revenues, compared to $35.9 million, or a gross margin of 20.3% of net revenues for the same period in 2013. The gross profit decrease was primarily attributable to the changes in net revenues and cost of net revenues as discussed above.

Research and development expenses. Research and development expenses for the six months ended June 30, 2014 were $17.2 million, or 20.1% of net revenues, compared to $26.8 million, or 15.2% of net revenues, for the same period in 2013. Research and development expenses for the six months ended June 30, 2014 were lower as compared to the same period in 2013, due to reduced labor costs attributed to headcount reductions and lower outside service costs and depreciation expenses. The six months ended June 30, 2014 included approximately $1.2 million in third-party test and certification costs associated with our next MiFi product, which is expected to launch in the second half of 2014.

Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2014 were $7.0 million, or 8.2% of net revenues, compared to $11.6 million, or 6.6% of net revenues, for the same period in 2013. Sales and marketing expenses for the six months ended June 30, 2014 were lower as compared to the same period in 2013, primarily due to a decrease in salaries and related expenditures and lower outside service costs.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2014 were $9.5 million, or 11.1% of net revenues, compared to $14.1 million, or 8.0% of net revenues, for the same period in 2013. General and administrative expenses for the six months ended June 30, 2014 were lower as compared to the same period in 2013 due primarily to reduced labor costs attributed to headcount reductions and reduced legal fees incurred during the period.

Amortization of purchased intangible assets. The amortization of purchased intangible assets for the six months ended June 30, 2014 and 2013 was $281,000.

Restructuring charges. Restructuring expenses for the six months ended June 30, 2014 were $6.4 million, and predominantly consist of estimated severance costs and expenses related to the accelerated vesting of restricted stock units and options as a result of the termination of our former Chief Executive Officer in June 2014, other severance costs incurred in connection with the reduction of our workforce, and an increase in our estimated facility exit related costs. In September 2013, the Company commenced certain restructuring initiatives including the closure of the Company’s development site in Calgary, Canada, and the consolidation of certain supply chain management activities.

Interest income, net. Interest income, net, for the six months ended June 30, 2014 was $35,000 as compared to $78,000 for the same period in 2013 on lower cash and marketable securities balances. Effective July 3, 2014, the Company will incur interest expense of approximately $63,000 per quarter relating to the $5.0 million secured promissory note issued to the plaintiff class in connection with our recent settlement of our shareholder litigation.

Other expense, net. Other expense, net, for the six months ended June 30, 2014 was $57,000 as compared to $142,000 for the same period in 2013.

Income tax expense. Income tax expense for the six months ended June 30, 2014 was $49,000, as compared to $21,000 for the same period in 2013.

The effective tax rate for the six months ended June 30, 2014 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated in the six months ended June 30, 2014.

Net loss. For the six months ended June 30, 2014, we reported a net loss of $26.4 million, as compared to a net loss of $17.0 million for the same period in 2013. Our net loss was impacted by changes in net revenue and restructuring charges recognized during the period.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities and cash generated from operations.

Although we have an existing margin credit facility with one of the banks that holds our marketable securities, the use of this margin credit facility is limited to meeting short-term cash requirements and avoiding selling cash equivalents and marketable securities. Borrowings under this facility are collateralized by our cash and cash equivalents and marketable securities on deposit at the bank. During the three and six months ended June 30, 2014, we did not borrow against the facility, and had no outstanding borrowings under this facility at June 30, 2014. Under the terms of the credit facility, the bank may liquidate any of our cash equivalents or marketable securities held at any time in order to recoup the outstanding balance of the facility. Our unused borrowing capacity at June 30, 2014 under the credit facility was $1.9 million. We are in discussions with other lenders in an effort to establish a revolving credit facility in order to strengthen our financial flexibility. It is expected that this facility would be collateralized by all of our assets and that availability would be determined by the amount of qualifying account receivables and inventory levels. We can provide no assurance that we will be successful in obtaining such a credit facility, or obtaining one on reasonable terms acceptable to us. In the event that such a facility is obtained, it is likely that an initial borrowing of $5.0 million would take place to repay the secured promissory note the Company issued in July 2014 in connection with its shareholder litigation settlement.

We are continuing to negotiate a final separation agreement with our former Chief Executive Officer, who was terminated in June 2014. We have accrued an estimate of $2.4 million as of June 30, 2014 as the cash portion of that expected agreement and a meaningful portion of that amount is likely to be paid during the second half of 2014.

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities (in thousands):

	June 30, 2014 (unaudited)	December 31, 2013	Increase / (Decrease)
Working capital (1)	$22,975	$40,928	$(17,953)

Cash and cash equivalents (2)	$8,925	$2,911	$6,014
Short-term marketable securities (2)(3)	13,503	16,612	(3,109)
Long-term marketable securities	0	3,443	(3,443)

Total cash and cash equivalents and marketable securities	$22,428	$22,966	$(538)

(1)	Working capital is defined as the excess of current assets over current liabilities.
(2)	Included in working capital.
(3)	Excludes restricted marketable securities.

Our working capital decreased $18.0 million from December 31, 2013 to June 30, 2014. The decrease was primarily due to losses from operations incurred during the six months ended June 30, 2014.

As of June 30, 2014, cash and cash equivalents and marketable securities decreased by $538,000 from December 31, 2013.

Historical Cash Flows

The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$1,037	$6,501
Net cash provided by investing activities	7,878	1,130
Net cash provided by (used in) financing activities	(2,850)	1,295
Effect of exchange rates on cash and cash equivalents	(51)	(107)

Net increase in cash and cash equivalents	6,014	8,819
Cash and cash equivalents, beginning of period	2,911	16,044

Cash and cash equivalents, end of period	$8,925	$24,863

Operating activities. Net cash provided by operating activities was $1.0 million for the six months ended June 30, 2014 compared to net cash provided by operating activities of $6.5 million for the same period in 2013. Net cash provided for the six months ended June 30, 2014 was attributable to net losses in the period, offset by a net increase in cash caused by changes in working capital accounts, and non-cash charges for depreciation and amortization, inventory provision and share based compensation expense. The net increase in cash caused by changes in net working capital accounts primarily included decreases in accounts receivable and prepaid expenses and other assets, as well as an increase in accounts payable. Net cash provided by operating activities for the six months ended June 30, 2013 was attributable to a net increase in cash caused by changes in working capital accounts, and non-cash charges for depreciation and amortization and share based compensation expense, partially offset by net losses in the period. The net increase in cash caused by changes in net working capital accounts primarily included decreases in accounts receivable and inventory, as well as an increase in accounts payable.

Investing activities. Net cash provided by investing activities during the six months ended June 30, 2014 was $7.9 million compared to $1.1 million used during the same period in 2013. Cash provided by investing activities during the six months ended June 30, 2014 was related to net sales of marketable securities of $9.1 million, partially offset by purchases of property, plant, and equipment for approximately $1.2 million. Cash used in investing activities during the same period in 2013 was primarily related to net sales of marketable securities of $4.9 million, partially offset by purchases of property, plant, and equipment for approximately $3.7 million.

Financing activities. Net cash used in financing activities during the six months ended June 30, 2014 was $2.9 million compared to cash provided of $1.3 million during the same period in 2013. Net cash used in financing activities during the six months ended June 30, 2014 was primarily related to principal repayments on our margin credit facility borrowings, and payroll taxes paid on behalf of employees for restricted stock units which vested during the period. Net cash provided by financing activities during the six months ended June 30, 2013 was primarily related to proceeds received from borrowing on our margin credit facility, partially offset by principal repayments on our margin credit facility borrowings, and payroll taxes paid on behalf of employees for restricted stock units which vested during the period.

Other Liquidity Needs

We expect to incur ongoing professional fees and expenses to defend litigation filed against us or related to our products, which litigation is discussed in Note 8 to our condensed consolidated financial statements included in this report. These costs cannot be estimated at this time.

During the next twelve months, we currently plan to incur approximately $1.7 million for discretionary capital expenditures, including the acquisition of additional software licenses.

Although we believe our cash resources from cash and cash equivalents and marketable securities, together with anticipated cash flows from operations will be sufficient to meet our working capital needs for the next twelve months, our liquidity could be significantly impaired if there is any interruption in our business operations, a material failure to satisfy our contractual commitments, a failure to generate revenue from new or existing products or a delay in the launch of such new products, material judgments against us in patent infringement cases brought against us or restrictions imposed by key suppliers based on their downgrades of our credit.

We may seek to raise additional capital through private and/or public offerings of debt or equity securities. We may also seek additional capital through arrangements with strategic partners or from other sources. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our shareholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of our common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance products or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three and six months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In the case In re Novatel Wireless Securities Litigation, on June 20, 2014 the Court gave final approval to the Stipulation of Settlement negotiated by the Company and the plaintiffs and announced in December 2013. For additional information regarding this matter, see Note 8, “Commitments and Contingencies” in the accompanying consolidated financial statements.

The Company is also engaged in numerous other legal actions arising in the ordinary course of our business and, while there can be no assurance, the Company believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than as reported in the Company’s Current Report on Form 8-K filed on July 2, 2014.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit Number	Description

4.1	Stipulation of Settlement dated January 31, 2014 and effective as of June 20, 2014.

4.2	Promissory Note dated July 3, 2014.

4.3	Security Agreement dated July 3, 2014.

4.4	Final Judgment and Order of Dismissal With Prejudice dated June 23, 2014.

4.5	Order Granting Motion to Amend the Judgment Date dated July 8, 2014.

10.1	Letter Agreement, dated as of April 29, 2014, by and among the Company and each of Cobb H. Sadler, Edward T. Shadek, Robert Ellsworth, Alex Mashinsky, Richard A. Karp, Maguire Financial, LP, a Delaware limited partnership, Maguire Asset Management, LLC, a Delaware limited liability company, and Timothy Maguire (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 6, 2014).

10.2	Letter Agreement, dated as of April 29, 2014, by and between the Company and Peter V. Leparulo (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed May 6, 2014).

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the Novatel Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2014	Novatel Wireless, Inc.

	By:	/s/ ALEX MASHINSKY
Alex Mashinsky
Interim Chief Executive Officer

	By:	/s/ THOMAS D. ALLEN
Thomas D. Allen
Interim Chief Financial Officer