Form 10-Q
period 2014-09-30
NOVATEL WIRELESS INC
filed 2014-11-07
CIK 1022652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s common stock outstanding as of November 5, 2014 was 44,638,819.

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

Trademarks

“Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MiFi OS”, “MiFi Powered”, “MiFi Home”, “MobiLink”, “Ovation”, “Expedite” and “MiFi Freedom. My Way.” are trademarks of Novatel Wireless, Inc. “Enfora”, the Enfora logo, “Spider”, “Enabling Information Anywhere”, “Enabler” and “N4A” are trademarks of Enfora, Inc. (“Enfora”). Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$20,163	$2,911
Marketable securities	5,097	16,612
Restricted marketable securities	0	2,566
Accounts receivable, net of allowance for doubtful accounts of $3,586 at September 30, 2014 and $2,449 at December 31, 2013	27,257	39,985
Inventories	28,139	27,793
Deferred tax assets, net	100	100
Prepaid expenses and other	4,020	5,662

Total current assets	84,776	95,629

Property and equipment, net of accumulated depreciation of $67,403 at September 30, 2014 and $62,334 at December 31, 2013	5,778	9,901
Marketable securities	261	3,443
Intangible assets, net of accumulated amortization of $13,729 at September 30, 2014 and $12,983 at December 31, 2013	1,527	2,131
Deferred tax assets, net	81	81
Other assets	622	280

Total assets	$93,045	$111,465

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,881	$24,538
Accrued expenses	20,714	23,271
Current portion of litigation settlement	7	4,326
Short-term margin loan facility	0	2,566

Total current liabilities	50,602	54,701

Warrant liability	9,727	0
Other long-term liabilities	1,615	1,848
Non-current portion of litigation settlement	5,000	10,000

Total liabilities	66,944	66,549

Commitments and Contingencies

Convertible Series C preferred stock, par value $0.001; 87 and no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	940	0

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized	0	0
Common stock, par value $0.001; 50,000 shares authorized, 44,306 and 34,097 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	44	34
Additional paid-in capital	456,836	441,368
Accumulated other comprehensive income	0	5
Accumulated deficit	(406,719)	(371,491)

	50,161	69,916
Treasury stock at cost; 2,436 common shares at September 30, 2014 and December 31, 2013, respectively	(25,000)	(25,000)

Total stockholders’ equity	25,161	44,916

Total liabilities, convertible preferred stock and stockholders’ equity	$93,045	$111,465

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$44,330	$92,673	$129,884	$269,718
Cost of net revenues	33,844	72,290	105,343	213,463

Gross profit	10,486	20,383	24,541	56,255

Operating costs and expenses:
Research and development	7,006	12,438	24,164	39,267
Sales and marketing	2,790	5,129	9,816	16,739
General and administrative	3,381	5,128	12,881	19,209
Amortization of purchased intangible assets	141	141	421	422
Restructuring and severance charges	1,064	2,411	7,480	2,411

Total operating costs and expenses	14,382	25,247	54,762	78,048

Operating loss	(3,896)	(4,864)	(30,221)	(21,793)
Other income (expense):
Change in fair value of warrant liability	(4,788)	0	(4,788)	0
Interest income (expense), net	(63)	31	(28)	109
Other income (expense), net	(61)	59	(118)	(83)

Loss before income taxes	(8,808)	(4,774)	(35,155)	(21,767)
Income tax provision	24	319	73	340

Net loss	$(8,832)	$(5,093)	$(35,228)	$(22,107)

Per share data:
Net loss per share:
Basic and diluted	$(0.23)	$(0.15)	$(0.99)	$(0.65)

Weighted average shares used in computation of basic and diluted net loss per share:
Basic and diluted	38,167	34,070	35,568	33,902

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(8,832)	$(5,093)	$(35,228)	$(22,107)
Unrealized gain (loss) on cash equivalents and marketable securities, net of tax	(5)	14	(5)	(24)

Total comprehensive loss	$(8,837)	$(5,079)	$(35,233)	$(22,131)

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(35,228)	$(22,107)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,889	6,774
Provision for bad debts, net of recoveries	187	1,005
Provision for excess and obsolete inventory	3,033	3,069
Share-based compensation expense	1,616	2,848
Change in fair value of warrant liability	4,788	0
Non-cash income tax benefit	0	266
Changes in assets and liabilities:
Accounts receivable	11,600	(5,895)
Inventories	(3,379)	8,922
Prepaid expenses and other assets	1,300	(2,169)
Accounts payable	5,500	2,832
Accrued expenses, income taxes, and other	(4,790)	273

Net cash used in operating activities	(9,484)	(4,182)

Cash flows from investing activities:
Purchases of property and equipment	(1,513)	(5,048)
Purchases of intangible assets	(143)	0
Purchases of marketable securities	(1,255)	(22,238)
Marketable securities maturities / sales	18,513	31,731

Net cash provided by investing activities	15,602	4,445

Cash flows from financing activities:
Proceeds from the issuances of Series C preferred and common stock, net of issuance costs	14,163	0
Proceeds from the issuance of short-term debt, net of issuance costs	0	13,400
Principal repayments of short-term debt	(2,566)	(10,969)
Taxes paid on vested restricted stock units net of proceeds from stock option exercises and ESPP	(375)	(515)

Net cash provided by financing activities	11,222	1,916
Effect of exchange rates on cash and cash equivalents	(88)	(85)

Net increase in cash and cash equivalents	17,252	2,094
Cash and cash equivalents, beginning of period	2,911	16,044

Cash and cash equivalents, end of period	$20,163	$18,138

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$80	$31
Income taxes	$83	$59
Supplemental disclosures of non-cash investing activities:
Building rent incentives to fund leasehold improvements	$0	$359
Supplemental disclosures of non-cash financing activities:
Issuance of common stock for settlement of shareholder litigation	$5,000	$0
Initial fair value of warrant liability recorded upon issuance of Series C preferred and common stock	$4,939	$0
Change in fair value of warrant liability	$4,788	$0

See accompanying notes to unaudited consolidated financial statements.

NOVATEL WIRELESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information as of September 30, 2014 and the results of the Company’s operations for the three and nine months ended September 30, 2014 and 2013 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, fair value of warrant liability, litigation and restructuring related accruals, provision for warranty costs, income taxes, share-based compensation expense and best estimate of selling price in a multiple element arrangement.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”), which are adopted by the Company as of the specified date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on its consolidated financial statements upon adoption.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Entities are required to apply the standard for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company is currently assessing the impact of this new guidance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires a reporting entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This standard will be effective for annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of this new guidance.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. The Company is currently evaluating the potential changes from this ASU to its future financial reporting and disclosures.

2. Balance Sheet Details

Marketable Securities

The Company’s portfolio of available-for-sale securities by contractual maturity consists of the following (in thousands):

September 30, 2014	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
Government agency securities	1 or less	$0	$0	$0	$0
Municipal bonds	1 or less	980	0	0	980
Certificates of deposit	1 or less	4,117	0	0	4,117
Corporate debentures / bonds	1 or less	0	0	0	0

Total short-term marketable securities		5,097	0	0	5,097

Available-for-sale:
Municipal bonds	1 to 2	261	0	0	261
Certificates of deposit	1 to 2	0	0	0	0
Corporate debentures / bonds	1 to 2	0	0	0	0

Total long-term marketable securities		261	0	0	261

		$5,358	$0	$0	$5,358

December 31, 2013	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
Government agency securities	1 or less	$2,350	$1	$0	$2,351
Municipal bonds	1 or less	2,828	1	0	2,829
Certificates of deposit	1 or less	3,360	0	0	3,360
Corporate debentures / bonds	1 or less	10,635	3	0	10,638

Total short-term marketable securities		19,173	5	0	19,178

Available-for-sale:
Municipal bonds	1 to 2	0	0	0	0
Certificates of deposit	1 to 2	1,300	0	0	1,300
Corporate debentures / bonds	1 to 2	2,143	0	0	2,143

Total long-term marketable securities		3,443	0	0	3,443

		$22,616	$5	$0	$22,621

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

The Company has a credit facility with one of its banks to allow margin borrowings based on and collateralized by the Company’s investments in cash equivalents and marketable securities held by that bank. Borrowings under the facility incur an interest rate at the bank’s base rate plus 1%. At September 30, 2014, the Company had approximately $2.6 million in cash equivalents and marketable securities held at this bank, and the Company’s unused borrowing capacity at September 30, 2014 under the credit facility was approximately $786,000. Any monies borrowed and interest incurred are payable on demand, and there is no express expiration date to the credit facility. During the three and nine months ended September 30, 2014, the Company did not borrow against the facility, and had no outstanding borrowings under this facility at September 30, 2014. Under the terms of the credit facility, the bank may liquidate any of the Company’s cash equivalents or marketable securities held at any time in order to recoup the outstanding balance of the facility.

As of September 30, 2014, the Company recorded a net unrealized loss of $5,000. The Company’s net unrealized loss is the result of market conditions affecting its fixed-income, debt and equity securities, which are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet for the period then ended.

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Finished goods	$24,309	$20,870
Raw materials and components	3,830	6,923

	$28,139	$27,793

During the nine months ended September 30, 2014 and 2013, the Company recorded inventory write-downs of approximately $3.1 million, respectively related to excess and obsolete inventory and reductions to the carrying value of inventories as a result of lower of cost or market valuations.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Royalties	$3,327	$4,243
Payroll and related expenses	2,408	4,828
Product warranty	1,324	2,244
Market development funds and price protection	2,416	3,059
Professional fees	1,392	1,040
Deferred revenue	1,009	2,999
Restructuring	3,909	610
Other	4,929	4,248

	$20,714	$23,271

Accrued Warranty Obligations

Accrued warranty obligations consist of the following (in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Warranty liability at beginning of period	$1,580	$2,451	$2,244	$2,329
Additions charged to operations	317	722	1,078	4,086
Deductions from/use of liability	(573)	(818)	(1,998)	(4,060)

Warranty liability at end of period	$1,324	$2,355	$1,324	$2,355

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

3. Intangible Assets

The Company’s amortizable purchased intangible assets resulting from its 2010 acquisition of Enfora, Inc. (“Enfora”) are composed of (in thousands):

	September 30, 2014
	Gross	Accumulated Amortization	Accumulated Impairment	Net

Developed technologies	$26,000	$(6,371)	$(19,547)	$82
Trade name	12,800	(3,053)	(8,582)	1,165
Other	3,720	(2,000)	(1,620)	100

Total amortizable purchased intangible assets	$42,520	$(11,424)	$(29,749)	$1,347

	December 31, 2013
	Gross	Accumulated Amortization	Accumulated Impairment	Net

Developed technologies	$26,000	$(6,120)	$(19,547)	$333
Trade name	12,800	(2,665)	(8,582)	1,553
Other	3,720	(1,967)	(1,620)	133

Total amortizable purchased intangible assets	$42,520	$(10,752)	$(29,749)	$2,019

The following table presents details of the amortization of purchased intangible assets included in the cost of net revenues and general and administrative expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Cost of net revenues	$83	$83	$250	$250
General and administrative expenses	141	141	421	422

Total amortization expense	$224	$224	$671	$672

The following table represents details of the amortization of existing purchased intangible assets that is currently estimated to be expensed in the remainder of 2014 and thereafter (in thousands):

Fiscal year:	Amount
2014 (remaining 3 months)	$224
2015	562
2016	561

Total	$1,347

Additionally, at September 30, 2014 and December 31, 2013, the Company had $180,000 and $112,000, respectively, of acquired software licenses, net of accumulated amortization of $2.3 million and $2.2 million, respectively. The acquired software licenses represent rights to use certain software necessary for commercial sale of the Company’s products.

4. Derivative Financial Instruments

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of FASB Accounting Standards Codification 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity (“ASC 815”). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as an asset or liability. In the event that the fair value is recorded as an asset or liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion, exercise or expiration of a derivative financial instrument, the instrument is marked to fair value and then that fair value is reclassified to equity.

Certain of the Company’s outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815 due to the current insufficient authorized shares to settle these outstanding contracts. These common stock purchase warrants do not trade in an active securities market. The Company estimates the fair value of these warrant liabilities using a Monte Carlo simulation option pricing model (see Note 9).

5. Fair Value Measurement of Assets and Liabilities

The Company’s fair value measurements relate to its cash equivalents, marketable debt securities, marketable equity securities, and warrant liability, which are classified pursuant to authoritative guidance for fair value measurements. The Company places its cash equivalents and marketable debt securities in instruments that meet credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

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

At September 30, 2014, the Company included its warrant liability in the Level 3 category. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of September 30, 2014 (in thousands):

Description	September 30, 2014	Level 1	Level 2	Level 3

Assets:
Cash equivalents
US Treasury securities	$1	$0	$1	$0

Total cash equivalents	1	0	1	0

Short-term marketable securities:
Available-for-sale:
Government agency securities	0	0	0	0
Municipal bonds	980	0	980	0
Certificates of deposit	4,117	0	4,117	0
Corporate debentures / bonds	0	0	0	0

Total short-term marketable securities	5,097	0	5,097	0

Long-term marketable securities:
Available-for-sale:
Government agency securities	0	0	0	0
Municipal bonds	261	0	261	0
Certificates of deposit	0	0	0	0
Corporate debentures / bonds	0	0	0	0

Total long-term marketable securities	261	0	261	0

Total financial assets	$5,359	$0	$5,359	$0

Liabilities:
Warrant liability	$9,727	$0	$0	$9,727

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2013 (in thousands):

Description	December 31, 2013	Level 1	Level 2	Level 3

Assets:
Cash equivalents
US Treasury securities	$487	$0	$487	$0

Total cash equivalents	487	0	487	0

Short-term marketable securities:
Available-for-sale:
Government agency securities	2,351	0	2,351	0
Municipal bonds	2,829	0	2,829	0
Certificates of deposit	3,360	0	3,360	0
Corporate debentures / bonds	10,638	0	10,638	0

Total short-term marketable securities	19,178	0	19,178	0

Long-term marketable securities:
Available-for-sale:
Municipal bonds	0	0	0	0
Certificates of deposit	1,300	0	1,300	0
Corporate debentures / bonds	2,143	0	2,143	0

Total long-term marketable securities	3,443	0	3,443	0

Total financial assets	$23,108	$0	$23,108	$0

6. Share-Based Compensation

The Company included the following amounts for share-based compensation expense in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Cost of net revenues (1)	$12	$(7)	$(7)	$49
Research and development	190	329	448	908
Sales and marketing	(21)	215	200	618
General and administrative	196	422	975	1,273

Totals	$377	$959	$1,616	$2,848

(1)	Negative expense resulted from a change in the estimated forfeiture rate during the first quarters of 2013 and 2014.

See Note 13 for a discussion of the $1.3 million share-based compensation expense included in the restructuring charges for the nine months ended September 30, 2014. This amount was related to the departure of the Company’s former Chief Executive Officer, Peter Leparulo, and the vesting of all of Mr. Leparulo’s restricted stock units and options immediately upon his departure in accordance with the terms of his employment agreement.

7. Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan (the “ESPP”) permits eligible employees of the Company to purchase newly issued shares of common stock, at a price equal to 85% of the lower of the fair market value on (i) the first day of the offering period or (ii) the last day of each six-month purchase period, through payroll deductions of up to 10% of their annual cash compensation. During the fourth quarter of 2012, the Company announced the termination of the ESPP due to a lack of available shares. The Company reinstated the ESPP program effective as of August 16, 2014. The reinstated ESPP authorizes the Company to issue 1,500,132 shares of common stock for purchase by eligible employees.

The total fair value of ESPP awards recognized as expense during each of the three and nine months ended September 31, 2014 was $26,218.

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

•

The Machine-to-Machine (“M2M”) Products and Solutions segment was established as a result of the Company’s acquisition of Enfora in 2010. It includes the Company’s intelligent asset-management solutions utilizing cellular wireless technology, M2M communication devices, and embedded modules that enable M2M data transmission and services via cellular wireless networks.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues by reportable segment:
Mobile Computing Products	$34,788	$84,067	$98,483	$240,510
M2M Products and Solutions	9,542	8,606	31,401	29,208

Total	$44,330	$92,673	$129,884	$269,718

Operating loss by reportable segment:
Mobile Computing Products	$(1,704)	$(953)	$(20,076)	$(9,801)
M2M Products and Solutions	(2,192)	(3,911)	(10,145)	(11,992)

Total	$(3,896)	$(4,864)	$(30,221)	$(21,793)

	September 30,	December 31,
	2014	2013
Identifiable assets by reportable segment:
Mobile Computing Products	$80,551	$96,516
M2M Products and Solutions	12,494	14,949

Total	$93,045	$111,465

The Company has operations in the United States, Canada, Europe, Latin America and Asia. The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe, Latin America and Asia (in thousands):

	September 30,	December 31,
	2014	2013
United States	$91,241	$108,932
Canada	951	808
Europe, Latin America and Asia	853	1,725

	$93,045	$111,465

The following table details the concentration of the Company’s net revenues by geographic region:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
United States and Canada	90%	97%	90%	96%
Latin America	1	1	1	1
Europe, Middle East and Africa	7	2	8	3
Asia and Australia	2	0	1	0

	100%	100%	100%	100%

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

A significant portion of the Company’s net revenues are derived from a small number of customers. For the three months ended September 30, 2014, sales to the Company’s two largest customers accounted for 54% and 12% of net revenues, respectively. In the same period in 2013, sales to its largest customer accounted for 59% of net revenues. For the nine months ended September 30, 2014, sales to the Company’s largest customer accounted for 44% of net revenues. In the same period in 2013, sales to its largest customer accounted for 61% of net revenues. The Company outsources its manufacturing to several third-party contract manufacturers. If one or more of these manufacturers were to experience delays, including delays caused by component shortages, disruptions, capacity constraints or quality control problems in manufacturing operations, product shipments to the Company’s customers could be delayed or its customers could consequently elect to cancel their underlying product purchase orders, which would negatively impact the Company’s revenues and results of operations.

9. Securities Purchase Agreement

On September 3, 2014, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with HC2 Holdings 2, Inc., a Delaware corporation (the “Investor”), pursuant to which, on September 8, 2014, the Company sold to the Investor (i) 7,363,334 shares of the Company’s common stock, par value $0.001 per share, (ii) a warrant to purchase 4,117,647 shares of common stock at an exercise price of $2.26 per share (the “Warrant”) and (iii) 87,196 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), all at a purchase price of (a) $1.75 per share of common stock plus, in each case, the related Warrant and (b) $17.50 per share of Series C Preferred Stock, for aggregate gross proceeds of approximately $14.4 million (collectively, the “Financing”).

Certain terms of the Warrant and the Series C Preferred Stock will be dependent upon the approval by the Company’s stockholders of (i) an increase in the total number of authorized shares of common stock to 100,000,000 shares and (ii) the issuance and sale of the securities pursuant to the Purchase Agreement (including the issuance of all shares of common stock issuable upon the full conversion of the Series C Preferred Stock issued pursuant to the Purchase Agreement and the full exercise of the Warrant) and any change of control that may be deemed to occur as a result of such issuance and sale pursuant to the applicable rules of The NASDAQ Stock Market LLC (together, the “Stockholder Approval”).

In connection with the issuance of 7,363,334 shares of common stock to the Investor, the Company unreserved 1,651,455 shares of common stock previously approved for issuance pursuant to the Company’s 2009 Omnibus Incentive Compensation Plan and 1,300,000 shares of common stock previously approved for issuance pursuant to the Company’s 2000 ESPP. Accordingly, these shares will not be available for grants under the respective plans until such time as the Company’s Stockholders approve an increase in the total number of authorized shares of common stock.

Warrant

In connection with the above transaction the Company issued a Warrant to purchase 4,117,647 shares of common stock at an exercise price of $2.26 per share to the Investor. Pursuant to the terms of the Warrant, the Warrant will generally only be exercisable on a cash basis. However, the Warrant may be exercisable on a cashless basis if and only if a registration statement relating to the issuance of the shares underlying the Warrant is not then effective or an exemption from registration is not available. Prior to the receipt of the Stockholder Approval, the holders may not exercise any portion of the Warrant to the extent that, after giving effect to such exercise, the number of shares of common stock beneficially owned by such holder and its affiliates would exceed 19.999% of the common stock outstanding at the time of such exercise. Subject to the foregoing limitations, the Warrant will be exercisable into shares of common stock during the period commencing on March 8, 2015 and ending on September 8, 2019, the expiration date of the Warrant. The Warrant may be exercised by surrendering to the Company the warrant certificate evidencing the Warrant to be exercised with the accompanying exercise notice, appropriately completed, duly signed and delivered, together with cash payment of the exercise price, if applicable.

The exercise price and the number of shares of common stock issuable upon exercise of the Warrant are subject to adjustment upon certain corporate events, including certain combinations, recapitalizations, reorganizations, reclassifications, stock dividends and stock splits. In the event of an extraordinary transaction, as described in the Warrant and generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of the common stock, each Warrant will automatically be converted into the right to receive, for each share of common stock that would have been issuable upon exercise of such Warrant immediately prior to such transaction, the same kind and amount of securities, cash or property as the holder would have been entitled to receive if the holder had been the holder of common stock immediately prior to the occurrence of such transaction. No fractional shares will be issued upon exercise of the Warrant. The Warrant does not confer upon its holder any voting or other rights as a stockholder of the Company.

Due to insufficient authorized shares to satisfy the exercise of the instrument in full at the time of issuance, the Company has determined that the instrument should be treated as a derivative instrument. Liability classification is required because share settlement is not within the control of the Company and the Warrant is not considered to be “indexed to the company’s own stock” and therefore does not qualify for the exemptions provided by ASC 815.

Because the Warrant has no comparable market data to determine fair value, the Company hired an independent valuation firm to assist with the valuation of the Warrant at the measurement date and as of September 30, 2014. The primary factors used to determine the fair value include: (i) the fair value of the Company’s common stock; (ii) the volatility of the Company’s common stock; (iii) the risk free interest rate; (iv) the estimated likelihood and timing of exercise; and (v) the estimated likelihood and timing of a future financing arrangement. Increases in the market value of the Company’s common stock and volatility, which have the most impact on the fair value of the Warrant, would cause the fair value of the Warrant to change. Because of the significant unobservable inputs used to calculate fair value the Company has classified the Warrant as a Level 3 measurement. The Warrant is measured at fair value on a recurring basis. Unrealized gains and losses on items measured at fair value are recognized in earnings as other income/(expense). The Company incurred an expense of $4.8 million for the three months ended September 30, 2014 related to the Warrant primarily as a result of an increase in the market value of the Company’s common stock.

The following table shows the change to the fair value of the Warrant during the three months ended September 30, 2014 (in thousands):

Warrant Derivative Liability	Level 3
Beginning balance at September 8, 2014	$4,939
Change in fair value	4,788

Ending balance at September 30, 2014	$9,727

Contingently Redeemable Convertible Series C Preferred Stock

In connection with the Financing the Company issued 87,196 shares of Series C Preferred Stock at $17.50 per share, initially convertible, subject to adjustments, into 871,960 shares of common stock.

Terms of Conversion

Pursuant to the Certificate of Designations of Series C Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on September 8, 2014 (the “Certificate of Designations”), upon receipt of the Stockholder Approval, each share, or fraction of a share, of Series C Preferred Stock then outstanding will automatically convert into the number of shares of common stock that is obtained by multiplying the number of such outstanding shares of Series C Preferred Stock by the conversion rate then in effect. Generally, each share of Series C Preferred Stock is initially convertible into ten shares of common stock, subject to the adjustments described below. Notwithstanding the foregoing, the Series C Preferred Stock is not convertible into common stock prior to obtaining the Stockholder Approval.

The conversion rate and conversion price applicable to the Series C Preferred Stock are subject to the following adjustments: (i) the conversion price may be reduced by the Company to any amount and for any period of time deemed appropriate by the Board, (ii) if the Company, at any time while Series C Preferred Stock is outstanding, subdivides (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise) one or more classes of its outstanding shares of common stock into a greater number of shares (a “Subdivision”), the conversion price in effect immediately prior to such Subdivision will be proportionately reduced and the number of shares to be issued upon conversion of the Series C Preferred Stock will be proportionately increased, and (iii) if the Company, at any time on or after September 8, 2014, combines (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise) one or more classes of its outstanding shares of common stock into a smaller number of shares (a “Combination”), the conversion price in effect immediately prior to such Combination will be proportionately increased and the number of shares to be issued upon conversion of the Series C Preferred Stock will be proportionately decreased.

Additionally, in the event of a Fundamental Transaction (as defined in the Certificate of Designations) and generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, and certain reclassifications of the common stock, each holder of Series C Preferred Stock will be paid in cash any accrued and unpaid dividends on such holder’s shares of Series C Preferred Stock and each share of Series C Preferred Stock will automatically be converted into the right to receive, for each share of common stock that would have been issuable upon such conversion immediately prior to such transaction, the same kind and amount of securities, cash or property that the holder would have been entitled to receive if the holder had been the holder of common stock immediately prior to the occurrence of such transaction. If the holders of common stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then each holder of Series C Preferred Stock shall be given the same choice as to the consideration it receives upon automatic conversion of such holder’s Series C Preferred Stock.

No fractional shares of common stock will be issued upon conversion of the Series C Preferred Stock.

Dividend Rights

From and after December 31, 2014, each share of Series C Preferred Stock that remains outstanding will accrue dividends, in preference and priority to the holders of all other classes or series of stock of the Company, at a rate of 12.5% per annum (the “Series C Preferred Dividends”), which shall, at the Company’s option, either (i) be payable in cash quarterly in arrears or (ii) accrue until such time as the Company pays all such amounts in cash in full. The Series C Preferred Dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available therefor.

In addition, each holder of Series C Preferred Stock will be entitled to receive any dividend declared and paid by the Company to holders of its common stock (excluding dividends of its common stock and distributions made in connection with a Subdivision or Combination), as if such holder’s Series C Preferred Stock had been converted into common stock on the record date for such dividend.

Liquidation Rights

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, after the satisfaction in full of the debts of the Company, the payment of any accrued but unpaid Series C Preferred Dividends and the payment of any liquidation preference owed to the holders of shares of capital stock of the Company ranking senior to the common stock and Series C Preferred Stock, the holders of Series C Preferred Stock will participate (on an as-converted basis) pari passu with the holders of the common stock in the distribution of the net assets of the Company.

Redemption

From and after September 8, 2015, the Company may exercise its right to redeem, in whole or in part, the Series C Preferred Stock at the redemption price then in effect, plus an amount equal to any accrued and unpaid dividends thereon through, but excluding, the date of redemption. The Series C Preferred Stock contains a two-year “make-whole” provision such that, if the Series C Preferred Stock is redeemed on or before September 8, 2016, the holder thereof will be entitled to receive the amount of Series C Preferred Dividends that would have accrued and payable from the date of redemption through and including September 8, 2016. The Company may settle the “make-whole” payment in cash or in shares of common stock, at the Company’s election. Any redemption will be made on a pro rata basis among the holders of the Series C Preferred Stock in proportion to the number of shares of Series C Preferred Stock then held by them.

Voting Rights; Related Rights

Except as required by law and as described in the following sentence, the Series C Preferred Stock does not confer upon its holders any voting rights or rights to otherwise participate in any action taken by the Company or its stockholders or to receive notice of any meeting of stockholders. However, so long as any Series C Preferred Stock remains outstanding, the Company is not permitted, without the affirmative consent of holders of at least a majority of the Series C Preferred Stock then outstanding, either in writing or at a meeting, (i) to authorize or create, or increase the authorized or issued amount of, any class or series of stock ranking senior to or on parity with the Series C Preferred Stock with respect to the payment of dividends, or to reclassify any authorized shares of the Company into such shares, or create, authorize or issue any obligation or security convertible into or evidencing the right to purchase any such shares, or (ii) to amend, alter or repeal the provisions of the Amended and Restated Certificate of Incorporation of the Company, whether by merger, consolidation or otherwise, so as to adversely affect any right, preference, privilege or power of, or restriction provided for the benefit of, the Series C Preferred Stock; provided, however, that the foregoing voting provisions do not apply if, at or prior to the consummation of the action with respect to which such vote would otherwise be required, all outstanding Series C Preferred Stock will be converted and all accrued but unpaid Series C Preferred Dividends will be paid (or sufficient funds will be deposited in trust to effect such payment).

The Series C Preferred Stock carries no preemptive rights to subscribe to any issue of the same or other capital stock of the Company.

The Company analyzed the embedded conversion option of the Series C Preferred Stock for derivative accounting consideration and determined that the conversion option should be classified as equity since the embedded conversion option is clearly and closely related to the Series C Preferred Stock.

Conversion options that are not bifurcated as a derivative must be evaluated to determine whether they are considered a beneficial conversion option at inception or in the future. Guidance generally requires embedded beneficial conversion features (“BCF”) to be valued at intrinsic value and allocated to additional paid-in-capital. Under ASC 470-20-25-20, changes to the conversion terms that would be triggered by future events not controlled by the issuer shall be accounted for as contingent conversion options, and the intrinsic value of such conversion options shall not be recognized until and unless the triggering event occurs. The term “recognized” is used to mean that the calculated intrinsic value is recorded in equity with a corresponding discount to the convertible instrument. Contingent BCFs (or contingent adjustments to BCFs) are measured at the commitment date but are not recognized until the contingency is resolved. As of the commitment date the Company computed but did not recognize a beneficial conversion feature of $445,000 on the Series C Preferred Stock.

Further, because the event that triggers redemption of the Series C Preferred Stock, receipt of Stockholder Approval, is not solely within the Company’s control, the amount allocated to the convertible preferred stock has been classified as mezzanine equity.

10. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting of options, restricted stock units (“RSUs”) and employee stock purchase plan withholdings calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.

For the three and nine months ended September 30, 2014, basic and diluted weighted-average common shares outstanding were 38,167,211 and 35,567,715, respectively. During these same periods, weighted-average options, RSUs and ESPP shares to acquire a total of 4,761,066 and 5,313,009 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS as their effect was anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator
Net loss:	$(8,832)	$(5,093)	$(35,228)	$(22,107)

Denominator
Weighted-average common shares outstanding	38,167	34,070	35,568	33,902

Basic and diluted net loss per share	$(0.23)	$(0.15)	$(0.99)	$(0.65)

September 30
2014
Securities not included in dilutive loss per share relating to:
Common stock warrants outstanding	4,118
Series C Preferred Stock	872
Stock Options	2,965
Employee Stock Purchase Plan	1,500
Restricted Stock Units	1,854

11,309

11. Commitments and Contingencies

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

On June 23, 2014, the Court entered its judgment approving a final settlement agreement with respect to the Litigation. The settlement agreement does not admit any liability and the Company and the individual defendants continue to deny any and all liability. Under the terms of the settlement agreement, the plaintiff class has agreed to settle all claims asserted in the Litigation and grant the defendants and released parties a full and complete release in exchange for (i) a cash payment of $6.0 million to the plaintiff’s class, approximately $1.7 million of which is to be funded by the Company’s insurers, (ii) the issuance of unrestricted and freely tradable shares of the Company’s stock with an aggregate value of $5.0 million and (iii) the issuance of a $5.0 million secured promissory note, which such note shall have a 30-month maturity, carry interest at 5% per annum, payable quarterly, and be secured by the accounts receivable of the Company.

On July 1, 2014, the Company and the individual defendants filed a motion to amend the judgment entered on June 23, 2014, specifically requesting the Court to amend the effective date of such judgment to June 20, 2014 – the date the court held the final approval hearing. The Court granted this motion on July 8, 2014, and the judgment date was deemed entered on June 20, 2014. Based on a judgment date of June 20, 2014, the Company believes that it will be relieved from an additional cash payment of approximately $725,000, which would have been triggered, pursuant to the terms of the stipulation of settlement, if the date of the Court’s entry of judgment had remained June 23, 2014 (based on the then-current trading price of the Company’s common stock, which was below a certain threshold price established by the stipulation of settlement). On August 1, 2014, the Plaintiffs filed a motion with the Court claiming that since the Company’s stock price traded intraday below the aforementioned threshold price, that the $725,000 was still due and payable. The Company is contesting the plaintiffs’ motion and has not accrued the $725,000 asserted claim in the accompanying consolidated financial statements. A hearing date is set for November 14, 2014 to adjudicate this matter.

On July 8, 2014, the Company funded the cash portion of the settlement with $4.3 million of Company cash and $1.7 million previously funded into escrow by the Company’s insurers. On July 17, 2014, the Company issued 2,407,318 unrestricted shares of the Company’s common stock to the class members in satisfaction of the $5.0 million stock payment. The Company also issued a $5.0 million secured promissory note on July 8, 2014, which remains accrued as of September 30, 2014 in non-current liabilities.

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

12. Income Taxes

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

The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (i) future reversals of existing taxable temporary differences (i.e., the offset of gross deferred tax assets against gross deferred tax liabilities); (ii) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (iii) tax planning strategies; and (iv) future taxable income exclusive of reversing temporary differences and carryforwards.

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

After a review of the four sources of taxable income as of September 30, 2014 (as described above), the Company recognized increases in the valuation allowance primarily related to its U.S.-based deferred tax amounts, resulting from carryforward net operating losses generated during the three and nine months ended September 30, 2014. These deferred tax benefits, offset by a corresponding charge to income tax expense related to an increase in the valuation allowance of $3.2 million and $12.3 million for the three and nine months ended September 30, 2014, respectively, resulted in an insignificant effective income tax rate. The Company’s valuation allowance was $91.8 million on net deferred tax assets of $91.9 million at September 30, 2014. The net unreserved portion of the Company’s remaining deferred tax assets at September 30, 2014 primarily related to research and development tax credits associated with the Company’s Canadian subsidiary.

For the three and nine months ended September 30, 2014, the Company recorded an income tax expense, including discrete items, of $24,000 and $73,000, respectively. This amount varies from the income tax expense that would be computed at the U.S. statutory rate resulting from its operating loss during the period primarily due to the aforementioned offsetting increase in the Company’s deferred tax assets valuation allowance.

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company obtained additional funding during 2014 and it is possible that, as a result of this additional funding, the Company may have experienced a change in ownership event. The Company is in the process of updating its Section 382 analysis and expects to have this analysis completed within the next six months.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is “more-likely-than-not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of September 30, 2014 and December 31, 2013, the total liability for unrecognized tax benefits was $62,000, and is included in other long-term liabilities. For the three and nine months ended September 30, 2014, the Company included $0 of interest benefit related to uncertain tax positions in its condensed consolidated statements of operations.

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

13. Restructuring

In September 2013, the Company commenced certain restructuring initiatives (the “2013 Initiatives”) including the closure of the Company’s development site in Calgary, Canada, and the consolidation of certain supply chain management activities. During February and March 2014, the Company commenced additional reduction in force initiatives resulting in headcount reductions of 41 employees and 21 employees, respectively, and during June 2014 a further headcount reduction of five employees at its Calgary, Canada site.

During the three months ended September 30, 2014, the Company recorded a reduction in restructuring charges related to the 2013 Initiatives of approximately $87,000, which consisted of savings in facility exit related costs resulting from a reevaluation of its expected sublet dates and rates as further described below. During the nine months ended September 30, 2014, the Company recorded restructuring charges related to the 2013 Initiatives of $2.6 million, which consisted of $1.7 million in employee severance costs and $917,000 in facility exit related costs related to ongoing assessment of estimates of the timing and amounts of sublease income.

Total restructuring charges incurred to date relating to the 2013 Initiatives discussed above, are approximately $5.9 million, including restructuring charges recorded during the year ended December 31, 2013 of $3.3 million.

The Company accounts for facility exit costs in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations, which requires that a liability for such costs be recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease.

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

In June 2014, the Company commenced certain restructuring initiatives relating to the reorganization of executive level management (the “2014 Initiatives”), which included the replacement of then Chief Executive Officer, Peter Leparulo, with current Chief Executive Officer, Alex Mashinsky. In connection with the 2014 Initiatives, during the three months ended September 30, 2014, the Company recorded restructuring charges of approximately $1.1 million, related primarily to the departure of former executive officers, including Mr. Leparulo. During the nine months ended September 30, 2014, the Company recorded restructuring charges of approximately $4.8 million, including approximately $1.3 million related to the accelerated vesting of all of Mr. Leparulo’s restricted stock units and options which vested immediately upon his departure.

The following table sets forth activity in the restructuring liability for the nine months ended September 30, 2014 (in thousands):

	2013 Initiatives		2014 Initiatives
	Employee Severance Costs	Facility Exit Related Costs	Employment Contract Costs	Share-based Compensation Costs	Total

Balance at December 31, 2013	$0	$881	$0	$0	$881
Accruals	1,713	917	3,551	1,298	7,479
Payments	(1,641)	(739)	(359)	0	(2,739)
Stock-based compensation	0	0	0	(1,298)	(1,298)

Balance at September 30, 2014	$72	$1,059	$3,192	$(0)	$4,323

The balance of the restructuring liability at September 30, 2014 consists of $3.9 million in current liabilities and $414,000 in non-current liabilities. The balance of the restructuring liability at September 30, 2014 is anticipated to be fully distributed by the end of the third quarter of 2017, at the expiration of the Company’s facility lease in Canada.

14. Subsequent Events

On October 31, 2014, the Company and one of its subsidiaries entered into a Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, to establish a five-year senior secured revolving credit facility in the amount of $25.0 million (the “Revolver”).

The amount of borrowings that may be made under the Revolver is based on a borrowing base comprised of a specified percentage of eligible receivables. If, at any time during the term of the Revolver, the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect or the maximum revolver amount of $25.0 million, the Borrowers are required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $3.0 million of availability for letters of credit.

The Company may borrow funds under the Revolver from time to time, with interest payable monthly at a base rate determined by using the daily three month LIBOR rate, plus an applicable margin of 2.50% to 3.00% depending on the Company’s liquidity as determined on the last day of each calendar month. The Revolver is secured by a first priority lien on substantially all of the assets of the Company and certain of its subsidiaries, subject to certain exceptions and permitted liens. The Credit Agreement includes customary representations and warranties, as well as customary reporting and financial covenants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2013 contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Business Overview and Background

We are a provider of intelligent wireless solutions for the worldwide mobile communications market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded modules for M2M, integrated asset-management M2M devices and communications and applications software.

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

Our mobile-hotspot and modem customer base is comprised of wireless operators, including AT&T, Sprint, and Verizon Wireless as well as distributors and various companies in other vertical markets. As previously announced, we have exited the laptop PC business and have minimal ongoing revenues from those product lines. Our M2M customer base is comprised of transportation companies, industrial companies, manufacturers, application service providers and distributors. Our solutions address multiple vertical markets for our customers including commercial telematics, after-market telematics, remote monitoring and control, security and connected home. We have strategic relationships with several of these customers that provide input and validation of our product requirements across the various vertical markets.

We sell our wireless broadband solutions primarily to wireless operators either directly or through strategic relationships. Most of our mobile-computing product sales to wireless operators are sold directly by our sales force, or to a lesser degree, through distributors. We sell our M2M solutions primarily to enterprises in the following industries: transportation; energy and industrial automation; security and safety; and medical monitoring. We sell our M2M solutions through our direct sales force and through distributors.

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

Strategic and Operations Overview

Since the third quarter of 2013, we have been restructuring our operations in an effort to increase future revenue levels and gross margins, lower our operating costs and achieve profitability. In the mobile computing business, we are focusing our development efforts only on those products that we believe have the greatest potential sales volume and will generate the highest gross profits and return on development investment. These products are targeted at the tier one telecom operators in North America with derivative products for other markets. We expect this strategy to reduce the number of products developed for sale in the mobile computing segment and result in an improved return on investment from development costs expended.

Additionally, we have invested significant resources in our M2M product and services portfolio. This investment has allowed us to engage with new development partner customers in targeted verticals, including commercial and aftermarket telematics, and remote monitoring, control and security. We are currently integrating our products and services into their business processes, which we believe will contribute to future revenue growth.

Net revenues from our Mobile Computing Products segment decreased 59% in the three months ended September 2014, compared to the same period in the prior year. However, despite the $49.0 million reduction in revenue, operating loss from Mobile Computing Products only increased by approximately $0.8 million. This was the result of our restructuring activities and the improved margins from our newer product lines. Net revenues from Mobile Computing Products increased 27% sequentially from the second quarter, in part due to the launch of the MiFi® 6620L in the third quarter, and net revenues from Mobile Computing Products are anticipated to increase sequentially again in the fourth quarter.

Net revenues in our M2M Products and Solutions segment grew 11% in the three months ended September 2014, compared to the same period in the prior year. Operating loss from M2M Products and Solutions improved over that same time period from a $3.9 million loss in the same period in the prior year to a $2.2 million loss in the third quarter of 2014. Net revenues from M2M Products and Solutions for the full fiscal year 2014 are anticipated to exceed the prior year’s revenue, primarily based upon the increased adoption of our new products.

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

We have also been focused on completing the integration of our mobile computing business with our M2M business to increase operational efficiencies and reduce our operating expenses. The total operating expenses incurred for the three months ended September 30, 2014 were $14.4 million compared to $25.2 million for the same period in 2013, a 43% year over year reduction. This reduction is primarily due to a reduction of employee headcount and related compensation expenses net of restructuring charges. Our current employee headcount at September 30, 2014 was 234 as compared to 328 for the same date last year.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, fair value of warrant liability, litigation and restructuring related accruals, provision for warranty costs, income taxes, share-based compensation expense and best estimate of selling price in a multiple element arrangement.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net revenues. Net revenues for the three months ended September 30, 2014 were $44.3 million, a decrease of $48.3 million or 52.2% compared to the same period in 2013.

The following table summarizes net revenues by reportable segment and net revenues by product categories during the three months ended September 30, 2014 and September 30, 2013 (in thousands):

	Three Months Ended September 30,		Change
	2014	2013	$	%
Net revenues by reportable segment:
Mobile Computing Products	$34,788	$84,067	$(49,279)	-59%
M2M Products and Solutions	9,542	8,606	936	11%

Total	$44,330	$92,673	$(48,343)	-52%

Net revenues by product categories:
Mobile Broadband Devices	$34,527	$78,015	$(43,488)	-56%
Embedded Solutions	3,047	9,272	(6,225)	-67%
Asset Management Solutions & Services	6,756	5,386	1,370	25%

Total	$44,330	$92,673	$(48,343)	-52%

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the three months ended September 30, 2014 were $34.8 million, a decrease of $49.3 million or 58.6% compared to the same period in 2013. The decrease is primarily attributable to legacy products reaching their end of life cycle coupled with increased focus on products that have the highest return on our development cost. We expect revenues for this segment to increase sequentially in the fourth quarter of 2014 following the commercial launch of our next generation MiFi device which shipped at the end of the third quarter of 2014.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the three months ended September 30, 2014 were $9.5 million, an increase of $936,000 or 10.9% compared to the same period in 2013. The increase is primarily due to increased adoption of our new M2M products, partially offset by decreased sales of embedded products to M2M customers. While we believe we will continue to see new customer opportunities, we do not anticipate significant change in revenues from our M2M products sequentially in the fourth quarter of 2014.

Product Categories. We have categorized the combined product portfolios of the mobile computing and M2M businesses into three categories (i) Mobile Broadband Devices, (ii) Embedded Solutions and (iii) Asset Management Solutions and Services. These categories were established due to the different markets and sales channels served. We believe this product categorization facilitates the analysis of our operating trends and enhances our segment disclosures.

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

Cost of net revenues. Cost of net revenues for the three months ended September 30, 2014 was $33.8 million, or 76.3% of net revenues, as compared to $72.3 million, or 78.0% of net revenues, for the same period in 2013. During the third quarter of 2014, the cost of net revenues as a percentage of net revenues decreased primarily due to product mix, decrease in our inventory obsolescence provision as a percentage of revenue, as well as reduced labor costs attributed to headcount reductions. The cost of net revenues as a percentage of net revenues is expected to fluctuate in future quarters depending on revenue levels, the mix of products sold, competitive pricing, new product introduction costs and other factors.

Gross profit. Gross profit for the three months ended September 30, 2014 was $10.5 million, or a gross margin of 23.7% of net revenues, compared to $20.4 million, or a gross margin of 22.0% of net revenues for the same period in 2013. The gross profit decrease was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. We expect that our gross margin percentage will improve in the second half of 2014 due primarily to the launch of our next MiFi device.

Research and development expenses. Research and development expenses for the three months ended September 30, 2014 were $7.0 million, or 15.8% of net revenues, compared to $12.4 million, or 13.4% of net revenues, for the same period in 2013. Research and development expenses for the three months ended September 30, 2014 were lower as compared to the same period in 2013, due to reduced labor costs attributed to headcount reductions.

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

Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2014 were $2.8 million, or 6.3% of net revenues, compared to $5.1 million, or 5.5% of net revenues, for the same period in 2013. Sales and marketing expenses for the three months ended September 30, 2014 were lower as compared to the same period in 2013, primarily due to a decrease in salaries and related compensation expenditures and lower outside service costs.

While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2014 were $3.4 million, or 7.6% of net revenues, compared to $5.1 million, or 5.5% of net revenues, for the same period in 2013. General and administrative expenses for the three months ended September 30, 2014 were lower as compared to the same period in 2013 due to reduced labor costs attributed to headcount reductions, reduced legal fees incurred during the period, lower bad debt charges, and lower facility related cost due to exiting our development site in Calgary, Canada and a portion of our San Diego facility. We expect our general and administrative costs in the fourth quarter of 2014 to decline compared to the fourth quarter of 2013, reflecting our continued focus on cost containment initiatives.

Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended September 30, 2014 and 2013 was $141,000.

Restructuring and severance charges. Restructuring and severance expenses for the three months ended September 30, 2014 were $1.1 million, compared to $2.4 million for the same period in 2013. Restructuring expenses for the three months ended September 30, 2014 predominantly consisted of severance costs and expenses related to the departure of our former Chief Executive Officer and other severance costs incurred in connection with the reduction of our workforce, partially offset by a decrease in our estimated facility exit related costs.

Change in fair value of warrant liability. During the months ended September 30, 2014, we incurred a non-cash loss of $4.8 million related to the Warrant that we issued in connection with the Financing transaction on September 8, 2014, primarily as a result of an increase in the market value of our common stock.

Interest income (expense), net. Interest expense, net, for the three months ended September 30, 2014 was $63,000 as compared to interest income, net of $31,000 for the same period in 2013. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.24% and 0.39% in the third quarter of 2014 and 2013, respectively. Effective July 3, 2014, the Company began incurring interest expense of approximately $63,000 per quarter relating to the $5.0 million secured promissory note issued to the plaintiff class in connection with the settlement of our recent stockholder litigation.

Other income (expense), net. Other expense, net, for the three months ended September 30, 2014 was $61,000, compared to other income, net of $59,000 for the same period in 2013.

Income tax provision. Income tax expense for the three months ended September 30, 2014 was $24,000, as compared to $319,000 for the same period in 2013.

The effective tax rate for the three months ended September 30, 2014 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated in the third quarter of 2014.

Net loss. For the three months ended September 30, 2014, we reported a net loss of $8.8 million, as compared to a net loss of $5.1 million for the same period in 2013. Our net loss was impacted by changes in net revenue and restructuring charges recognized during the respective periods.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net revenues. Net revenues for the nine months ended September 30, 2014 were $129.9 million, a decrease of $139.8 million or 51.8% compared to the same period in 2013.

The following table summarizes net revenues by reportable segment and net revenues by product categories during the nine months ended September 30, 2014 and September 30, 2013 (in thousands):

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Net revenues by reportable segment:
Mobile Computing Products	$98,483	$240,510	$(142,027)	-59%
M2M Products and Solutions	31,401	29,208	2,193	8%

Total	$129,884	$269,718	$(139,834)	-52%

Net revenues by product categories:
Mobile Broadband Devices	$95,827	$223,754	$(127,927)	-57%
Embedded Solutions	16,800	27,475	(10,675)	-39%
Asset Management Solutions & Services	17,257	18,489	(1,232)	-7%

Total	$129,884	$269,718	$(139,834)	-52%

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the nine months ended September 30, 2014 were $98.5 million, a decrease of $142.0 million or 59.1% compared to the same period in 2013. The decrease is primarily attributable to lower sales of mobile broadband devices caused by our legacy products reaching their end of life cycle coupled with increased focus on products that have the highest return on our development cost. Additionally, our product shipments in the first half of the year were limited by shortages of certain hardware components, which we don’t anticipate to incur in the future.

M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the nine months ended September 30, 2014 were $31.4 million, an increase of $2.2 million or 7.5% compared to the same period in 2013. The increase is primarily due to increased adoption of our new M2M products, partially offset by decreased sales of embedded products to M2M customers.

Cost of net revenues. Cost of net revenues for the nine months ended September 30, 2014 was $105.3 million, or 81.1% of net revenues, as compared to $213.5 million, or 79.1% of net revenues, for the same period in 2013. During the nine months ended September 30, 2014, the cost of net revenues as a percentage of net revenues increased primarily due to an increase in the inventory obsolescence provision as a percentage of net revenue, partially offset by reduced labor costs attributed to headcount reductions.

Gross profit. Gross profit for the nine months ended September 30, 2014 was $24.5 million, or a gross margin of 18.9% of net revenues, compared to $56.3 million, or a gross margin of 20.9% of net revenues for the same period in 2013. The gross profit decrease was primarily attributable to the changes in net revenues and cost of net revenues as discussed above.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2014 were $24.2 million, or 18.6% of net revenues, compared to $39.3 million, or 14.6% of net revenues, for the same period in 2013. Research and development expenses for the nine months ended September 30, 2014 were lower as compared to the same period in 2013, due to reduced labor costs attributed to headcount reductions and lower outside service costs and depreciation expenses. The nine months ended September 30, 2014 included approximately $1.6 million in third-party test and certification costs associated with our next MiFi product, which launched late in the third quarter of 2014.

Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2014 were $9.8 million, or 7.6% of net revenues, compared to $16.7 million, or 6.2% of net revenues, for the same period in 2013. Sales and marketing expenses for the nine months ended September 30, 2014 were lower as compared to the same period in 2013, primarily due to a decrease in salaries and related expenditures and lower outside service costs.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2014 were $12.9 million, or 9.9% of net revenues, compared to $19.2 million, or 7.1% of net revenues, for the same period in 2013. General and administrative expenses for the nine months ended September 30, 2014 were lower as compared to the same period in 2013 due primarily to reduced labor costs attributed to headcount reductions, reduced legal fees, and reduced building related expenses incurred during the period.

Amortization of purchased intangible assets. The amortization of purchased intangible assets for the nine months ended September 30, 2014 and 2013 was $421,000 and $422,000, respectively.

Restructuring and severance charges. Restructuring and severance expenses for the nine months ended September 30, 2014 were $7.5 million, compared to $2.4 million for the same period in 2013. Restructuring expenses for the nine months ended September 30, 2014 primarily consist of severance costs and expenses related to the departure of our former Chief Executive Officer, including expenses relating to the accelerated vesting of restricted stock units and options, other severance costs and expenses incurred in connection with the reduction of our workforce, and estimated facility exit costs.

Change in fair value of warrant liability. During the nine months ended September 30, 2014, we incurred a non-cash loss of $4.8 million related to the Warrant that we issued in connection with the Financing transaction on September 8, 2014, primarily as a result of an increase in the market value of our common stock.

Interest income (expense), net. Interest expense, net for the nine months ended September 30, 2014 was $28,000 as compared to $109,000 in interest income, net for the same period in 2013 on lower cash and marketable securities balances. Effective July 3, 2014, the Company began incurring interest expense of approximately $63,000 per quarter relating to the $5.0 million secured promissory note issued to the plaintiff class in connection with the recent settlement of our stockholder litigation.

Other income (expense), net. Other expense, net, for the nine months ended September 30, 2014 was $118,000 as compared to $83,000 for the same period in 2013.

Income tax provision. Income tax expense for the nine months ended September 30, 2014 was $73,000, as compared to $340,000 for the same period in 2013.

The effective tax rate for the nine months ended September 30, 2014 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated in the nine months ended September 30, 2014.

Net loss. For the nine months ended September 30, 2014, we reported a net loss of $35.2 million, as compared to a net loss of $22.1 million for the same period in 2013. Our net loss was impacted by changes in net revenue and restructuring charges recognized during the respective periods.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and marketable securities and cash generated from operations. The following events are reasonably likely to materially affect our liquidity.

Financing Transaction

On September 3, 2014, we entered into a Purchase Agreement with HC2 Holdings 2, Inc., a Delaware corporation (the “Investor”), pursuant to which, on September 8, 2014, we sold to the Investor (i) 7,363,334 shares of the Company’s common stock, par value $0.001 per share, (ii) a warrant to purchase 4,117,647 shares of common stock at an exercise price of $2.26 per share (the “Warrant”) and (iii) 87,196 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), all at a purchase price of (a) $1.75 per share of common stock plus, in each case, the related Warrant and (b) $17.50 per share of Series C Preferred Stock, for aggregate gross proceeds of approximately $14.4 million.

Credit Facility

On October 31, 2014, we and one of our subsidiaries entered into a Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, to establish a five-year senior secured revolving credit facility in the amount of $25.0 million (the “Revolver”). The amount of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of a specified percentage of eligible receivables. If, at any time during the term of the Revolver, the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect or the maximum revolver amount of $25.0 million, the Borrowers are required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $3.0 million of availability for letters of credit.

We have an existing margin credit facility with one of the banks that holds our marketable securities, the use of this margin credit facility is limited to meeting short-term cash requirements and avoiding selling cash equivalents and marketable securities. Borrowings under this facility are collateralized by our cash and cash equivalents and marketable securities on deposit at the bank. During the three and nine months ended September 30, 2014, we did not borrow against the facility, and had no outstanding borrowings under this facility at September 30, 2014. Under the terms of the credit facility, the bank may liquidate any of our cash equivalents or marketable securities held at any time in order to recoup the outstanding balance of the facility. Our unused borrowing capacity at September 30, 2014 under the credit facility was $1.9 million.

Working Capital, Cash and Cash Equivalents and Marketable Securities

The following table presents working capital, cash and cash equivalents and marketable securities (in thousands):

	September 30, 2014 (unaudited)	December 31, 2013	Increase / (Decrease)
Working capital (1)	$34,174	$40,928	$(6,754)

Cash and cash equivalents (2)	$20,163	$2,911	$17,252
Short-term marketable securities (2)(3)	5,097	16,612	(11,515)
Long-term marketable securities	261	3,443	(3,182)

Total cash and cash equivalents and marketable securities	$25,521	$22,966	$2,555

(1)	Working capital is defined as the excess of current assets over current liabilities.
(2)	Included in working capital.
(3)	Excludes restricted marketable securities.

Our working capital decreased $6.8 million from December 31, 2013 to September 30, 2014. The decrease was primarily due to losses from operations incurred during the nine months ended September 30, 2014.

As of September 30, 2014, total cash and cash equivalents and marketable securities increased by $2.6 million from December 31, 2013.

Historical Cash Flows

The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(9,484)	$(4,182)
Net cash provided by investing activities	15,602	4,445
Net cash provided by financing activities	11,222	1,916
Effect of exchange rates on cash and cash equivalents	(88)	(85)

Net increase in cash and cash equivalents	17,252	2,094
Cash and cash equivalents, beginning of period	2,911	16,044

Cash and cash equivalents, end of period	$20,163	$18,138

Operating activities. Net cash used in operating activities was $9.5 million for the nine months ended September 30, 2014 compared to net cash used in operating activities of $4.2 million for the same period in 2013. Net cash used for the nine months ended September 30, 2014 was attributable to net losses in the period, partially offset by a net increase in cash caused by changes in working capital accounts, and non-cash charges for depreciation and amortization, inventory provision and share-based compensation expense. The net increase in cash caused by changes in net working capital accounts primarily included decreases in accounts receivable and prepaid expenses and other assets, partially offset by an increase in accounts payable. Net cash used in operating activities for the nine months ended September 30, 2013 was attributable to a net decrease in cash caused by net losses in the period, partially offset by contributions to cash caused by net changes in working capital accounts, and non-cash charges for depreciation and amortization, inventory obsolescence provision and share based compensation expense.

Investing activities. Net cash provided by investing activities during the nine months ended September 30, 2014 was $15.6 million compared to cash provided of $4.4 million during the same period in 2013. Cash provided by investing activities during the nine months ended September 30, 2014 was related to net sales of marketable securities of $17.3 million, partially offset by purchases of property, plant, and equipment for approximately $1.5 million. Cash provided by investing activities during the nine months ended September 30, 2013 was related to net sales of marketable securities of $9.5 million, partially offset by purchases of property, plant, and equipment of approximately $5.0 million.

Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2014 was $11.2 million compared to cash provided of $1.9 million during the same period in 2013. Net cash provided by financing activities during the nine months ended September 30, 2014 was primarily related to $14.2 million proceeds received from share issuances and a warrant, net of issuance costs, offset by principal repayments on our margin credit facility borrowings, and payroll taxes paid on behalf of employees for restricted stock units which vested during the period. Net cash provided by financing activities for the nine months ended September 30, 2013 was primarily related to proceeds received from borrowing on our margin credit facility, offset by principal repayments on our margin credit facility borrowings, and payroll taxes paid on behalf of employees for restricted stock units which vested during the period.

Other Liquidity Needs

During the next twelve months, we currently plan to incur approximately $2.5 million for discretionary capital expenditures, including the acquisition of additional software licenses.

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

We may seek to raise additional capital through private and/or public offerings of debt or equity securities. We may also seek additional capital through arrangements with strategic partners or from other sources. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, our stockholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of our common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance products or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014, the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosure in Note 11, “Commitments and Contingencies” in the accompanying consolidated financial statements includes a discussion of our legal proceedings and is incorporated herein by reference.

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

Reference is made to (i) the description of our issuance of unregistered shares of common stock in connection with the settlement of our recent stockholder litigation and (ii) the description of our sale and issuance of common stock, shares of Series C Preferred Stock and the Warrant, as disclosed in our Current Reports on Form 8-K filed on July 2, 2014 and September 8, 2014, respectively, each of which is incorporated herein by reference.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Certificate of Designations of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed September 8, 2014).

4.1	Order Granting Motion to Amend the Judgment Date dated July 8, 2014 (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-Q, filed August 8, 2014).

4.2	Promissory Note dated July 3, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q, filed August 8, 2014).

4.3	Security Agreement dated July 3, 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q, filed August 8, 2014).

4.4	Warrant to Purchase Common Stock issued to HC2 Holdings 2, Inc., dated September 8, 2014 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed September 8, 2014).

4.5	Investors’ Rights Agreement, dated September 8, 2014, by and between Novatel Wireless, Inc. and HC2 Holdings 2, Inc. (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed September 8, 2014).

10.1	Confirmation Letter, dated July 3, 2014, by and among the Company and each of Cobb H. Sadler, Edward T. Shadek, Robert Ellsworth, Maguire Financial, LP, a Delaware limited partnership, Maguire Asset Management, LLC, a Delaware limited liability company, and Timothy Maguire (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 10, 2014).

10.2	Employment Agreement, dated August 4, 2014, by and between the Company and Alex Mashinsky (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 6, 2014).

10.3	Offer letter, effective September 2, 2014, by and between the Company and Michael Newman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 4, 2014).

10.4	Change in Control and Severance Agreement, effective September 2, 2014, by and between the Company and Michael Newman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 4, 2014).

10.5	Purchase Agreement, dated September 3, 2014, by and between Novatel Wireless, Inc. and HC2 Holdings 2, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed September 8, 2014).

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the Novatel Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2014	Novatel Wireless, Inc.

	By:	/s/ ALEX MASHINSKY
Alex Mashinsky
Chief Executive Officer

	By:	/s/ MICHAEL NEWMAN
Michael Newman
Chief Financial Officer