Form 10-K
period 2014-12-31
NOVATEL WIRELESS INC
filed 2015-03-10
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2014
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
Large accelerated filer  ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2014, as reported by The Nasdaq Global Select Market, was approximately $63,195,226. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The registrant does not have any non-voting stock issued or outstanding.
The number of shares of the registrant’s common stock outstanding as of March 3, 2015 was 45,939,859.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Novatel Wireless, Inc. and our industry. These forward-looking statements speak only as of the date of this report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include those related to:

•	our ability to compete in the market for wireless broadband data access products and machine-to-machine (“M2M”) products;

•	our ability to develop and timely introduce new products successfully;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	our ability to integrate the operations of any business, products, technologies or personnel that we may acquire in the future;

•	our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to procure components and manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	our ability to be cost competitive while meeting time-to-market requirements for our customers;

•	our ability to meet the product performance needs of our customers in both mobile broadband and M2M markets;

•	demand for broadband wireless access to enterprise networks and the Internet;

•	our dependence on wireless telecommunication operators delivering acceptable wireless services;

•	the outcome of pending or future litigation, including intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development and sale of our products;

•	the introduction of new products that could contain errors or defects;

•	doing business abroad, including foreign currency risks;

•	our ability to make focused investments in research and development; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Unless the context requires otherwise, in this Annual Report on Form 10-K the terms “we,” “us,” “our” and “Company” refer to Novatel Wireless, Inc. and its wholly owned and indirect subsidiaries.

Trademarks
“Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MiFi OS”, “MiFi Powered”, “MiFi Home”, “MobiLink”, “Ovation”, “Expedite” and “MiFi Freedom. My Way.” are trademarks or registered trademarks of Novatel Wireless, Inc. “Enfora”, the Enfora logo, “Spider”, “Enabling Information Anywhere”, “Enabler” and “N4A” are trademarks or registered trademarks of Enfora, Inc. (“Enfora”). Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I
Item 1. Business
Overview
We are a provider of intelligent wireless solutions for the worldwide mobile communications market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded modules, integrated asset-management and mobile tracking machine-to-machine ("M2M") devices, communications and applications software and cloud services.
Our mainstream Mobile Computing Products currently support Long Term Evolution ("LTE") platforms and other major cellular wireless technology platforms as required by our global carrier customers. Our mobile hotspots, embedded modules, and USB modems provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our mobile computing customer base is comprised of wireless operators, including Verizon Wireless, AT&T and Sprint ; and other original equipment manufacturers, ("OEMs") as well as distributors.
Our M2M products enable devices to communicate with each other and with server or cloud-based application infrastructures. Our M2M customer base is comprised of transportation companies, industrial companies, manufacturers, application service providers, system integrators and distributors. Our solutions address multiple vertical markets for our customers including commercial telematics, after-market telematics, remote monitoring and control, security and connected home. We have strategic relationships with several of these customers that provide input and validation of our product requirements across the various vertical markets.
For the years ended December 31, 2014, 2013 and 2012, net revenues recognized from sales of our products were $185.2 million, $335.1 million and $344.3 million, respectively.
We were incorporated in 1996 under the laws of the State of Delaware.
Our Strategy
Our objective is to be a leading provider of intelligent wireless solutions. The key elements of our strategy are to:

•
Lead the Intelligent Mobile Hotspot Product Category. We invented and developed the MiFi® Intelligent Mobile Hotspot, a new category in wireless mobile data devices. In May 2009, the first nationwide commercial deployment of MiFi hotspots was launched by Verizon Wireless. In 2014, we announced certain software enhancements to the MiFi technology platform that allowed us to differentiate our MiFi family of products based on key performance indicators such as usage time, throughput and value added software applications. During 2014, we shipped MiFi Intelligent Mobile Hotspots to all three leading US carriers: Verizon Wireless, AT&T and Sprint.

•
Leverage Our Mobile Computing Expertise and Technology Platforms to Expand Our M2M Portfolio. We are leveraging our Mobile Computing technology expertise, such as cellular wireless engineering radio development and the MiFi® Intelligent Mobile Hotspot technology platform, to expand our M2M portfolio. This enables us to leverage our development efforts, improve time-to-market and expand our portfolio in key markets. In 2014, the M2M-grade MiFi Powered SA 2100, available for telematics and telemetry applications, shipped through our global distribution channels targeting a number of M2M vertical markets.

•
Broaden Our M2M Product Offerings. We intend to diversify and continue to broaden our integrated solutions and embedded module product lines for commercial telematics, after-market telematics, remote monitoring and control, security and connected home applications.

•
Enhance Our M2M Software Support Through Our Device Manager or Service Delivery Platform. Through our N4A™ Device Manager ("DM") and N4A™ Communication and Management Software ("CMS"), we enable our customers’ applications to support their specific business needs. Automotive vehicle data such as driver location, driving behavior, driver ID, vehicle status, and device status is gathered from our integrated products and delivered to our software applications or service delivery platform.

•
Align Our Mobile Computing Product Offerings With Key Carrier Customers and Distributors. Leveraging our expertise in delivering wireless broadband solutions, we support our key customers with innovation and product portfolio flexibility, enabling them to address both premium and value segments for their markets. Our products operate on the major wireless technology platforms, including Second Generation (2G) networks: GSM, CDMA, GPRS; Third Generation (3G) networks: CDMA2000® 1xEV-DO, HSDPA and HSUPA; and Fourth Generation (4G) networks: LTE, dual carrier HSPA+ and WiMAX.

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

•
Leverage Strategic Relationships. We believe that strategic relationships with wireless carriers and enterprises that utilize mobile computing and M2M technology are critical to our ability to leverage sales opportunities and ensure that our technology investments address customer needs. Through strategic relationships, we believe that we can increase market penetration and differentiate our products by leveraging resources and knowledge including sales, marketing and distribution systems. We are also addressing new market opportunities through innovation with our strategic partners.

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

Our Segments
We operate in the wireless communications industry in the following reportable segments:

•
The Mobile Computing Products-segment includes our MiFi brand of Intelligent Mobile Hotspot devices, USB modems and embedded modules that enable internet access and data transmission and services via cellular wireless networks.

•
The M2M Products and Solutions-segment includes our M2M embedded modules, integrated M2M communications devices and our service delivery platform, the N4A™ DM and N4A™ CMS that provides easy device management and service enablement.

Historically, our business units have had their own management teams and have offered different products and services. The business units have been aggregated into two reportable business segments based upon the nature of the products or services produced, the type of customer for the products, the similarity of economic characteristics and the manner in which management reviews results, among other considerations.
Due to the restructuring activities, changes in executive management, re-assignments of responsibilities, product transfers between some of our subsidiaries and increasing synergies between our existing segments and the continued integration and consolidation of our mobile computing business with our M2M business, we are currently reevaluating our reportable segments composition.
For additional information on our segments, see Note 13 to our consolidated financial statements.
Mobile Computing Products
We have a growing portfolio of leading-edge technology solutions that enable data transmission and services via cellular wireless networks. In 2014, we launched new products in our line of MiFi mobile hotspots that provided multi-mode support for CDMA and GSM networks. On September 29, 2014, we launched the new Verizon Jetpack® Mobile Hotspot 4G LTE/XLTE MiFi® 6620L. The MiFi 6620L is the first Verizon Wireless Jetpack that securely connects up to 15 devices to the Verizon XLTE network supporting up to 20 hours of use on a single charge and in some cases more. The MiFi 6620L is global ready, supporting a number of bands for connectivity in over 200 countries.
Below are our major Mobile Computing product lines:
MiFi® Brand of Intelligent Mobile Hotspot is our flagship product. Introduced in 2009, it quickly became a leading brand in mobile communications. MiFi hotspots have gained acceptance as a standard connectivity option for Wi-Fi-enabled devices such as the iPad, Kindle, tablets, PCs, MP3 players, and gaming devices. MiFi hotspots function by connecting to a cellular-wireless network and creating a secure Wi-Fi signal that can connect to as many as 15 devices simultaneously. MiFi hotspots accounted for 69%, 74% and 72% of our revenue in 2014, 2013 and 2012, respectively.
Our strategy for the MiFi platform is to innovate, focusing on ease of use, key performance indicators and value added features that take the device beyond just basic connectivity. Our MiFi 6620L securely connects up to 15 devices to the Verizon XLTE network supporting up to 20 hours of use on a single charge, and in some cases more. The MiFi 6620L is global ready, supporting a number of bands for connectivity in over 200 countries.
4G LTE Gateway branded MiFi Home™, available through Verizon Wireless and branded as the 4G LTE Broadband Router with Voice, is a wireless solution that supports both wireless voice and data. The wireless data support provides internet access over LTE and 1xRTT voice, which is software upgradeable to support high definition voice as VoLTE support becomes available on the carrier network.
Modems continue to be used to access wireless broadband networks. We originally introduced USB and PC-Card /ExpressCard® modems in North America, Europe, the Middle East and Africa and continue to provide advanced wireless access in the industry. USB and PC-Card modems accounted for 9%, 9% and 11% of our revenue in 2014, 2013 and 2012, respectively.
Expedite® Embedded Modules are utilized in a wide range of computing devices, such as laptop PCs, netbooks, tablets and various other electronic products to provide wireless broadband access. Embedded modules accounted for 3%, 5% and 5% of our revenue in 2014, 2013 and 2012, respectively.
M2M Products and Solutions
During 2014, we expanded our M2M portfolio significantly by adding additional technologies and features to our line of M2M devices and embedded modules to improve performance and strengthen the competitive advantages of our solutions. M2M products and solutions accounted for 21%, 11% and 9% of our revenue in 2014, 2013 and 2012, respectively. M2M product lines consist of the following:
MT and SA Integrated Solutions bring together essential elements for telematics and telemetry applications that service a number of vertical market segments. The telemetry solutions monitor, manage and provide two-way communication to mobile and fixed assets and the telematics solutions provide vehicle tracking and diagnostics, along with workforce tracking and management functions. We add value by developing solutions to meet the needs of specific customers, with a particular emphasis on select vertical markets including: transportation and logistics, usage-based insurance, security and asset tracking, digital signage, industrial automation and smart grid and remote patient monitoring. These solutions can be scaled from a small fleet customer to company-wide enterprise deployments. Our M2M solutions are programmable and can be customized to collect specific types of data as required by a customer. Combining the device with our robust N4A™ DM and N4A CMS platform, assets can easily be monitored, managed and reconfigured remotely from almost anywhere in the world. By combining the N4A CMS platform with the intelligence of the integrated M2M devices, customers will gain a solution that offers ease-of-deployment and superior, reliable performance in small and flexible packages.
In 2014, we achieved network certification for some of our advanced M2M solutions through Verizon Wireless and AT&T, in addition to certifications from a number of regulatory bodies including Conformite Europeenne (CE), Global Certification Forum (GCF) and PTCRB to operate in Europe, the Middle East and Africa.
N4A™ Software and Design Services include our N4A™ DM and N4A™ CMS and design services that we provide to other companies, primarily for asset management solutions. Our N4A CMS 4.1 platform is a next-generation service delivery platform that eases the development, deployment, and operation of asset-management applications. N4A CMS provides a standardized, scalable way to connect and manage remote assets and improve business operations. The platform is flexible and supports both on-premise server or cloud-based deployments and is the basis for delivery of a wide range of M2M services.
Enabler® and Expedite Embedded Module Solutions are integrated into various products or equipment so that those assets may communicate with other computers. These M2M applications enable back-end IT systems to send and receive data from remote assets. These modules are ideal for markets including but not limited to security, advertising, telemetry, POS, mHealth, AVL and AMI/AMR market segments looking for high reliability and a common design across multiple technologies. A common example is modules for smart meters that transmit data about location, energy consumption, and abnormal situations to an energy supplier for usage monitoring and billing purposes. In 2014, the Enabler module HS 3001 was recognized as a best in class smart merchandising solution through award-winning innovations developed by our partners, including an “Interactive Tap Handle” deployed by a leading American brewer designed to display dynamic messages and a Cellular Billboard Timer that enables outdoor billboard companies to operate their signs remotely.

Customers
Our customer base is comprised of wireless operators, distributors, OEMs and various companies in vertical markets. Our tier-one wireless-operator customers include Verizon Wireless, AT&T and Sprint. Our M2M customer base is a mix across various verticals including customers such as RAC Monitoring Services, Telogis, Modus Group, Premier Wireless, Linear Technology, Vehicle Tracking Solutions LLC, Fleetmatics, DigiCore Holdings Ltd. and Nextraq.
We also have strategic technology, development and marketing relationships with several of our customers. Our strong customer relationships provide us with the opportunity to expand our market reach and sales.

•
Wireless Operators and Distributors. By working closely with our wireless operator and distributor customers, we are able to combine our expertise in wireless technologies with our customers’ sales and marketing reach over a global subscriber base, leading to an increased demand for our products. Our customers also provide us with important services, including field trial participation, technical support, wireless data marketing and access to additional indirect distribution channels.

•
M2M Customers. We believe the M2M market provides substantial opportunities for growth. M2M and smart-systems technologies are being integrated into a growing number of manufactured devices and machines, whether fixed, movable or fully mobile. We have a growing market presence in many of the high-growth segments of the M2M market, including commercial telematics, after-market telematics, remote monitoring and control, security and connected home. We expect to work with these customers to develop customized solutions that incorporate our software and other intellectual property, which will provide significant product differentiation.

•
OEMs. Our OEM customers integrate our products into devices that they manufacture and sell through their own direct sales forces and indirect distribution channels. Our products are capable of being integrated into a broad range of devices that utilize wireless-data capabilities. We seek to build strong relationships with our OEM partners by working closely with them and providing radio frequency, ("RF"), design consulting, performance optimization, software integration and customization and application engineering support during the integration of our products.

Strategic Relationships
We continue to develop and maintain strategic relationships with wireless and computer industry leaders such as QUALCOMM, Verizon Wireless, AT&T, Sprint, and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources, knowledge and technology of our channel partners.
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
A significant portion of our revenue comes from a small number of customers. Our revenues from sales to Verizon Wireless represented approximately 52% of our total revenues for the year ended December 31, 2014.
A substantial majority of our revenue is derived from sales in the U.S. See Note 13 to our consolidated financial statements for a discussion of our revenue and asset concentrations by geographic location.
Product Research and Development
Our research and development efforts are focused on developing innovative new wireless products and improving the functionality, design and performance of our existing products. Our research and development expenses for the years ended December 31, 2014, 2013 and 2012 were $34.3 million, $48.2 million and $60.4 million, respectively.
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
Our product development efforts leverage our core expertise in the following key technology areas:

•
Advanced Radio Frequency and Hardware Design. Advanced RF design is a key technology that determines the performance of wireless devices. We have specialized in 700/800/900/1800/1900/2100/2500 MHz and AWS designs for digital cellular, packet data, CDMA, HSPA, WiMAX and LTE technologies. Our expertise in RF, baseband, and firmware technology contributes to the performance, cost advantages and small size of our products.

•
Miniaturization and System Integration. Our expertise includes the integration of RF and baseband chipsets and printed circuit board, or PCB technologies. We will continue to augment our miniaturization technology, working to further reduce the size and cost of current and future products.

•
Software Development. We specialize in integrating and customizing 3G and 4G software to meet carrier and regulatory requirements. We supply end-to-end solutions to enable our customers to achieve a time-to-market advantage. This includes firmware that runs on a modem processor, drivers for various host operating systems, software development kits, modem-manager software that controls modem operation and server applications for over-the-air updates.

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

Manufacturing and Operations
The hardware used in our solutions is produced by contract manufacturers. Their services include component procurement, assembly, testing, quality control and fulfillment. Our current contract manufacturers include:
Mobile Computing Products and M2M Products and Solutions

•	Inventec Appliances Corporation

•	Hon Hai Precision Industry Co., Ltd.
M2M Products and Solutions

•	Benchmark Electronics
These contract manufacturers are located in China and Thailand and are able to produce our products using modern state-of-the-art equipment and facilities and relatively low-cost labor.
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
We believe that additional manufacturing efficiencies are realized due to our product architecture and our commitment to process design. Direct materials for our products consist of custom tooled parts such as printed circuit boards, molded plastic components and fabricated metal components, semi-custom parts such as batteries and cables, as well as industry-standard components such as Application Specific Integrated Circuits, RF power amplifiers, flash memory, transistors, integrated circuits, piezo-electric filters, duplexers, inductors, resistors and capacitors. Many of the components used in our products are similar to those used in cellular telephone handsets, helping to reduce our component costs through the use of standard parts.

Our operations organization manages our relationships with the contract manufacturers as well as other key suppliers. Our operations team focuses on supply chain management, quality, cost optimization, customer order management and new product introduction.
Intellectual Property
Our solutions rely on and benefit from our portfolio of intellectual property, including patents and trademarks. We currently own 30 United States patents. In addition, we currently have 21 patent applications pending.  From time to time, we also seek to have our patents registered in selected foreign jurisdictions. The patents that we currently own expire at various times between 2020 and 2031.
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
We have also licensed software and other intellectual property for use in our products from various third-parties, such as Ericsson and Siemens, allowing us to use the licensed intellectual property for the worldwide manufacture and sale of GSM-based wireless devices. We pay royalties in connection with such sales. The licenses do not have a specified term and may be terminated by either party for cause or upon the occurrence of other specified events.
We also hold a number of trademarks including “Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MiFi OS”, “MiFi Powered”, “MiFi Home”, “MobiLink”, “Ovation”, “Expedite”, “MiFi Freedom. My Way.”, “Enfora”, the Enfora logo, “Spider”, “Enabling Information Anywhere”, “Enabler” and “N4A”.
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
We believe the principal competitive factors impacting the market for our products are price, form factor, time-to-market, features and functionality, performance, quality and brand. To maintain and improve our competitive position, we must continue to develop new products and solutions, expand our customer base, grow our distribution network,and leverage our strategic relationships and investment in research and development.
Our products compete with a variety of devices, including other wireless modems and mobile hotspots, wireless handsets, wireless handheld computing devices and M2M wireless solutions. Our current competitors include:

•	wireless data modem and mobile hotspot providers, such as Huawei, ZTE, Sierra Wireless, PCD, LG Innotek, Samsung, Franklin Wireless and NetGear;

•	wireless handset manufacturers, such as HTC, Apple, Motorola, Nokia and Samsung;

•	wireless M2M solution providers, such as Sierra Wireless, Cradlepoint, Telit Wireless Solutions, Gemalto, CalAmp and Huawei.
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

Employees
As of December 31, 2014, we had 240 employees. By segment, Mobile Computing Products had 196 employees, including corporate functions and M2M Products and Solutions had 44 employees. By function, we had 127 employees in research and development, 48 in sales and marketing, 30 in operations and 35 in general and administrative functions. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.
Website Access to SEC Filings
We maintain an Internet website at www.novatelwireless.com. The information contained on our website or that can be accessed through our website does not constitute a part of this report. We make available, free of charge through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file or furnish this information to the Securities and Exchange Commission ("SEC").

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
Our products compete with a variety of devices, including other wireless modems and mobile hotspots, wireless handsets, wireless handheld computing devices and M2M wireless solutions. Our current competitors include:

•	wireless data modem and mobile hotspot providers, such as Huawei, ZTE, Sierra Wireless, PCD, LG Innotek, Samsung, Franklin Wireless and NetGear;

•	wireless handset manufacturers, such as HTC, Apple, Motorola, Nokia and Samsung; and

•	wireless M2M solution providers, such as Sierra Wireless, Cradlepoint, Telit Wireless Solutions, Gemalto, CalAmp and Huawei.
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
Further, as part of our business, we may enter into contracts with some customers in which we would agree to develop products that we would sell to such customers. Our ability to generate future revenue and operating income under any such contracts would depend upon, among other factors, our ability to timely and profitably develop products that are suitable for manufacturing in a cost effective manner and that meet defined product design, technical and performance specifications.
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
A significant portion of our net revenues come from only a few customers. For instance, sales to Verizon Wireless accounted for 52% of our revenue in 2014 and 58% of our revenue in 2013. Our revenue could be materially adversely affected if we are unable to maintain currently-existing levels of business with any of our significant customers, including Verizon Wireless, and if we are unable to offset this loss fully from alternative customers. We expect that a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these customers could adversely affect our business.
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
In light of the limited number of leading wireless operators and OEMs that form our primary customer base, many of whom are already customers, it would be difficult to replace revenue resulting from the loss of any significant existing customer or from a material reduction in the volume of business we conduct with any significant existing customer. Consolidation among our customers may further concentrate our business to a more limited number of customers and expose us to increased risks relating to dependence on a limited number of customers; such dependence could adversely affect our operating results.
We have had to qualify, and are required to maintain, our status as a supplier for each of our customers. This is a lengthy process that involves the inspection and approval by each customer of our engineering, documentation, manufacturing and quality control procedures before that customer will place volume orders. Attempts to lessen the adverse effect of any loss of, or any material reduction in the volume of business we conduct with, any significant existing customer through the rapid addition of one or more new customers would be difficult because of these qualification requirements. Consequently, our business and operating results could be adversely affected by the loss of, or any material reduction in the volume of business we conduct with, any existing significant customer.
Any acquisitions we make could disrupt our business and harm our financial condition and results of operations.
As part of our business strategy, we review and intend to continue to review, acquisition opportunities that we believe would be advantageous or complementary to the development of our business. Based on these opportunities, we may acquire additional businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or share price:

•	use a substantial portion of our available cash;

•	incur substantial debt, which may not be available to us on favorable terms and may adversely affect our liquidity;

•	issue equity or equity-based securities that would dilute existing stockholders’ percentage ownership;

•	assume contingent liabilities; and

•	take substantial charges in connection with acquired assets.
Acquired businesses may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairment in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Acquisitions and/or the related equity financings could also impact our ability to utilize our net operating loss carryforwards.
Numerous other risks of engaging in acquisitions include: difficulties in assimilating acquired operations, products, technologies and personnel; unanticipated costs; diversion of management’s attention from existing operations; adverse effects on existing business relationships with suppliers and customers; risks of entering markets in which we have limited or no prior experience; and potential loss of key employees from either our existing business or the acquired organization. Acquisitions may result in substantial accounting charges for restructuring and other expenses, amortization of purchased technology and intangible assets and stock-based compensation expense, any of which could materially adversely affect our operating results. . As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. Even if we do properly evaluate acquisitions or investments, we may not be able to realize the anticipated benefits of, or successfully integrate with our existing business, the businesses, products, technologies or personnel that we acquire, and our failure to do so could harm our business and operating results.
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
Various risks arise if companies and industries quickly evolve. If our business or industry develops more quickly than our ability to respond, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development, certification or production delays as we seek to meet demand for our products or unanticipated product requirements. Our failure to properly manage the developments that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations and our reputation with our current or potential customers.
We currently rely on third parties to manufacture and warehouse our products, which exposes us to a number of risks and uncertainties outside our control.
We currently outsource our manufacturing to companies including: Inventec Appliances Corporation, Hon Hai Precision Industry Co., Ltd. and Benchmark Electronics. These contract manufacturers have operations in China and Thailand and, in 2011, severe flooding in Thailand caused damage to infrastructure and factories and affected our supply of products from our contract manufacturer located in Thailand, which constrained our revenue in 2011. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or rejected or our customers could consequently elect to cancel the underlying product purchase order. These disruptions would negatively impact our revenues, competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of our products may be harmed. None of our third-party manufacturers is obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order that we have submitted to, and that has been accepted by, such third-party manufacturer. Our third-party manufacturers could, under some circumstances, decline to accept new purchase orders from us or otherwise reduce their business with us. If a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost effective basis, which would adversely impact our operations. In addition, we generally do not enter into long-term contracts with our manufacturers. As a result, we are subject to price increases due to availability, and subsequent price volatility, in the marketplace of the components and materials needed to manufacture our products. If a third-party manufacturer were to negatively change the product pricing and other terms under which it agrees to manufacture for us and we were unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase.
Because we outsource the manufacturing of all of our products, the cost, quality and availability of third-party manufacturing operations is essential to the successful production and sale of our products. Our reliance on third-party manufacturers exposes us to a number of risks which are outside our control, including:

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
We have historically placed purchase orders with our manufacturers at least three months prior to the scheduled delivery of the corresponding finished goods to our customer. In some instances, due to the length of component lead times, we might need to place manufacturing orders with our contract manufacturers solely on the basis of our receipt of a good-faith, but non-binding, customer forecast of the quantity and timing of the customer’s expected purchases from us. Accordingly, if the actual number and timing of delivery of units that a customer orders from us on the subsequently issued purchase order differs materially from the number of units we contractually ordered our manufacturer to procure component parts for, we might be unable to obtain adequate quantities of components in time to meet our customers’ binding delivery requirements or, alternatively, we might accumulate excess inventory that we are unable to timely use or resell, if at all. Our operating results and financial condition have in the past been, and may in the future be, materially adversely affected by our ability to manage our current or finished goods inventory levels, and respond to short-term or unexpected shifts in customer demand as to quantities or our customer’s product delivery schedule.
We depend on sole source suppliers for some components used in our products. The availability and sale of those finished products would be harmed if any of these suppliers is not able to meet our demand and production schedule and alternative suitable components are not available on acceptable terms, if at all.
Our products contain a variety of components, some of which are procured from single suppliers. These components include both tooled parts and industry-standard parts, some of which are also used in cellular telephone handsets. From time to time, certain components used in our products have been in short supply worldwide or their anticipated commercial introduction has been delayed or their availability has been subsequently interrupted for reasons outside our control. For example, some of our product components are manufactured in Japan, which experienced a significant earthquake in 2011. Although our suppliers’ facilities were undamaged, some manufacturers experienced temporary suspension of production due to power outages. If there is a shortage or interruption in the availability to us of any such components and we cannot timely obtain a commercially and technologically suitable substitute or make sufficient and timely design or other product modifications to permit the use of such a substitute component, we may not be able to timely deliver sufficient quantities of our products to satisfy our contractual obligations and particular revenue expectations. Moreover, even if we timely locate a substitute part (or locate the originally specified component from a parts broker) but its price materially exceeds the original cost of the component, then our results of operations would be adversely affected.
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
The markets for broadband wireless access solutions are rapidly evolving, both technologically and competitively, and the successful sale of related products and services depends in part on the strength of the demand for wireless access to both enterprise networks and the Internet. At times, market demand for both wireless products and wireless access services for the transmission of data developed at a slower rate than we had anticipated and as a result our product sales did not generate sufficient revenue to cover our corresponding operating costs. The failure of these markets to continue to grow at the rate that we currently anticipate may adversely impact the growth in the demand for our products and, subsequently, our overall rate of growth and as a result, our business, financial condition and results of operations may be harmed.
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
Third parties have in the past claimed, and may in the future claim, that we, or our customers or suppliers, have violated their intellectual property rights. Defending an infringement or misappropriation claim, for example, regardless of the merits or success of the claim, could result in our incurring substantial legal and other costs. These claims could also divert our engineering and other human resources and management attention and cause harm to our reputation. These claims can be difficult and costly to assess and defend. A successful infringement claim related to our products could result in, among other things, our becoming liable for damages and litigation costs or unexpected and costly engineering changes to affected products.
In addition, any finding that our products infringe (or in some instances, our customer’s reasonable conclusion that a bona fide infringement claim is likely to be made with respect to such products) could have other negative consequences. Those consequences could include prohibiting us from further use of the intellectual property, causing us to have to modify our product design, if possible, so it does not infringe, or causing us to have to license the intellectual property at issue, incurring licensing fees, some of which could be retroactive. Upon a finding of infringement, we or one of our suppliers may also have to develop a non-infringing alternative, which, if available, could be costly and delay or prevent sales of affected products.
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
Our products are technologically complex and must meet stringent industry, regulatory and customer requirements. We must develop our hardware and software products quickly to keep pace with the rapidly changing and technologically advanced wireless communications market. Products as sophisticated as ours may contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects at the time commercial shipments have begun, which could result in the rejection of our products, the loss of an existing or potential customer or the failure to obtain one, damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, unanticipated warranty claims, and the payment of monetary damages to our customers. Furthermore, correcting problems could require additional capital expenditures, result in increased design and development costs, and force us to divert resources from other efforts. Failure to remediate problems could result in lost revenue, harm our reputation, and lead to costly warranty or other legal claims against us by our customers, and could have a material adverse impact on our financial condition and operating results.
Product liability, product replacement, or recall costs could adversely affect our business and financial performance.
We are subject to product liability and product recall claims if any of our products and services are alleged to have resulted in injury to persons or damage to property. If any of our products proves to be defective, we may need to recall and/or redesign them. In addition, any claim or product recall that results in significant adverse publicity may negatively affect our business, financial condition, or results of operations. We maintain product liability insurance, but this insurance may not adequately cover losses related to product liability claims brought against us. We may also be a defendant in class action litigation, for which no insurance is available. Product liability insurance could become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. In addition, we do not maintain any product recall insurance, so any product recall we are required to initiate could have a significant impact on our financial position, results of operations or cash flows. We regularly investigate potential quality issues as part of our ongoing effort to deliver quality products to our customers.
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

•
court-ordered injunctions in a given jurisdiction in connection with alleged intellectual property rights infringement by our products or components contained within our products which might prohibit the importation, sale or offer for sale of our products in the jurisdiction subject to such injunction.

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
Our success in the future depends in part on the continued contribution of our executive, technical, engineering, sales, marketing, operations and administrative personnel. Recruiting and retaining skilled personnel in the wireless communications industry, including software and hardware engineers, is highly competitive. The success of any acquisition also depends in part on our retention and integration of key personnel from the acquired company or business.
Although we may enter into employment agreements with members of our senior management and other key personnel, these arrangements do not prevent any of our management or key personnel from leaving the company. If we are not able to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified engineers, we may not be able to maintain and expand our business.
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
We manage and store various proprietary information and sensitive or confidential data relating to our business. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our clients, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us or our affected customers to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
Portions of our IT infrastructure also may experience interruptions, delays or cessations of service, or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have in the past adversely affected, and in the future could adversely affect, our financial results, stock price and reputation.
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
Any system of control and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the controls and procedures are met. Acquired companies or businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Acquisitions of privately held companies and/or non-US companies are particularly challenging because their prior practices in these areas may not meet the requirements of the Sarbanes-Oxley Act or public accounting standards. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial position.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal executive offices are located in San Diego, California where we lease approximately 96,000 square feet under an arrangement that expires in December 2016. We also currently lease approximately 21,000 square feet in Richardson, Texas under a lease arrangement that expires in June 2020. We further lease space in various geographic locations abroad primarily for sales and support personnel, for research and development, or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.

Item 3. Legal Proceedings
We are engaged in numerous legal actions arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
The disclosure in Note 13, “Commitments and Contingencies,” in the accompanying consolidated financial statements includes a discussion of our legal proceedings and is incorporated herein by reference.

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Data
Shares of our common stock are quoted and traded on The Nasdaq Global Select Market under the symbol “MIFI” and, prior to October 15, 2014, under the symbol “NVTL”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by The Nasdaq Global Select Market.

	High ($)	Low ($)
2014
First quarter	3.40	1.66
Second quarter	2.18	1.51
Third quarter	3.91	1.67
Fourth quarter	3.76	2.26
2013
First quarter	2.44	1.27
Second quarter	4.14	1.90
Third quarter	4.43	2.57
Fourth quarter	3.36	1.95
Number of Stockholders of Record
Our outstanding capital stock consists of a single class of common stock. As of March 3, 2015, there were approximately 43 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We have never declared or paid cash dividends on any shares of our capital stock. We currently intend to retain all available funds for use in the operation and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors the board of directors may deem relevant. Under the terms of our $25 million senior secured revolving credit facility with Wells Fargo Bank, NA, we are prohibited from declaring or paying any cash dividends on our common stock.

Performance Graph
The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2009 and December 31, 2014 with the cumulative total return of (i) the Nasdaq Stock Market (U.S.) Index or the Nasdaq Composite Index and (ii) the Nasdaq Telecommunications Index, or the Nasdaq Telecom Index, over the same period. This graph assumes the investment of $100.00 on December 31, 2009 in the common stock of the Company, the Nasdaq Composite Index and the Nasdaq Telecom Index and assumes the reinvestment of any dividends. The stockholder return shown on the graph below should not be considered indicative of future stockholder returns and the Company will not make or endorse any predictions as to future stockholder returns.

	Cumulative Total Return
	12/09	12/10	12/11	12/12	12/13	12/14
Novatel Wireless, Inc.	100.00	119.82	39.27	16.69	29.74	40.40
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Telecommunications	100.00	107.95	96.16	100.40	139.11	148.69

Unregistered Sales of Equity Securities
None, except as to (i) the description of our issuance of unregistered shares of common stock in connection with the settlement of our recent stockholder litigation and (ii) the description of our sale and issuance of common stock, shares of our Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and a warrant to purchase 4,117,647 shares of our common stock at an exercise price of $2.26 per share (the “Warrant”), as disclosed in our Current Reports on Form 8-K filed on July 2, 2014 and September 8, 2014, respectively, each of which is incorporated herein by reference.

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The selected consolidated statements of operations data presented below for each of the years ended December 31, 2014, 2013 and 2012, and the consolidated balance sheet data at December 31, 2014 and 2013 are derived from our consolidated financial statements included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2011 and 2010 and consolidated balance sheet data at December 31, 2012, 2011 and 2010 are derived from the audited consolidated financial statements not included in this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$185,245	$335,053	$344,288	$402,862	$338,942
Cost of net revenues	148,198	266,759	271,845	318,270	272,648
Gross profit	37,047	68,294	72,443	84,592	66,294
Operating costs and expenses:
Research and development	34,314	48,246	60,422	61,392	48,906
Sales and marketing	13,792	20,898	27,501	29,830	20,978
General and administrative	15,402	24,179	22,668	21,600	21,233
Goodwill and intangible assets impairment	—	—	49,521	3,277	—
Amortization of purchased intangible assets	562	562	1,074	2,220	179
Shareholder litigation loss	790	14,326	—	—	—
Restructuring charges	7,760	3,304	—	—	—
Total operating costs and expenses	72,620	111,515	161,186	118,319	91,296
Operating loss	(35,573)	(43,221)	(88,743)	(33,727)	(25,002)

Other income (expense):
Change in fair value of warrant liability	(3,280)	—	—	—	—
Interest income (expense), net	(85)	113	291	384	(2,518)
Other expense, net	(167)	(222)	(203)	(1,052)	1,963
Loss before income taxes	(39,105)	(43,330)	(88,655)	(34,395)	(25,557)
Income tax provision	124	83	611	(9,503)	7,893
Net loss	(39,229)	(43,413)	(89,266)	(24,892)	(33,450)
Recognition of beneficial conversion feature	(445)	—	—	—	—
Net loss attributable to common shareholders	$(39,674)	$(43,413)	$(89,266)	$(24,892)	$(33,450)
Net loss per share attributable to common shareholders:
Basic and diluted	$(1.05)	$(1.28)	$(2.72)	$(0.78)	$(1.06)
Weighted average shares outstanding:
Basic and diluted	37,959	33,948	32,852	32,043	31,494

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities (1)	$17,853	$25,532	$55,309	$88,831	$97,826
Working capital	29,397	40,928	67,199	81,113	87,174
Total assets	95,020	111,465	161,531	249,179	302,108
Stockholders’ equity	30,546	44,916	85,447	166,025	185,403
Long-term liabilities	6,090	11,848	2,552	4,080	12,886

(1)	Includes restricted marketable securities in 2013.

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
Business Overview and Background
We are a provider of intelligent wireless solutions for the worldwide mobile communications market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded modules, integrated asset-management and mobile tracking M2M devices, communications and applications software and cloud services
Our products currently operate on every major cellular wireless technology platform. Our mobile hotspots, embedded modules, and modems provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our M2M products enable devices to communicate with each other and with server or cloud-based application infrastructures. Our M2M products and solutions include our M2M embedded modules, integrated M2M communications devices and our service delivery platform, the N4A™ DM and N4A™ CMS, that provides easy device management and service enablement.
Our mobile-hotspot and modem customer base is comprised of wireless operators, including Verizon Wireless, AT&T, and Sprint, as well as distributors and various companies in other vertical markets. Our M2M customer base is comprised of transportation companies, industrial companies, manufacturers, application service providers, system integrators and distributors. Our solutions address multiple vertical markets for our customers including commercial telematics, after-market telematics, remote monitoring and control, security and connected home. We have strategic relationships with several of these customers that provide input and validation of our product requirements across the various vertical markets.
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
The hardware used in our solutions is produced by contract manufacturers. Their services include component procurement, assembly, testing, quality control and fulfillment. Our contract manufacturers include: Inventec Appliances Corporation, Hon Hai Precision Industry Co., Ltd. and Benchmark Electronics. Under our manufacturing agreements, contract manufacturers provide us with services including component procurement, product manufacturing, final assembly, testing, quality control and fulfillment.
Strategic and Operations Overview
In 2014, we restructured our operations in an effort to increase future revenue levels and gross margins, lower our operating costs and achieve profitability. In the mobile computing business, we are focusing our development efforts only on those products that we believe have the greatest potential sales volume and will generate the highest gross profits and return on development investment. These products are targeted at the tier one telecommunications operators in North America with derivative products for other markets. We expect this strategy to reduce the number of products developed for sale in the mobile computing segment and result in an improved return on investment from development costs expended. Operating loss also improved throughout the year with a $18.4 million loss in the first half of the year as compared to a $5.0 million loss in the second half of the year.

Additionally, we have invested significant resources in our M2M product and services portfolio. This investment has allowed us to engage with new development partner customers in targeted verticals, including commercial and after-market telematics, and remote monitoring, control and security. We are currently integrating our products and services into their business processes, which we believe will contribute to future revenue growth.
Net revenues from our Mobile Computing Products segment decreased 51.1% in the year ended December 31, 2014, compared to 2013. However, despite the $152.0 million reduction in revenue, operating loss from Mobile Computing Products improved by $4.6 million, or 16.5%, compared to 2013. Net revenues from Mobile Computing Products increased in the second half of 2014 from the first half of the year, in part due to the launch of the MiFi® 6620L in the third quarter, and are expected to continue to increase in 2015.
Net revenues in our M2M Products and Solutions segment grew $2.2 million or 5.8% in the year ended December 31, 2014, compared to 2013. Operating loss from M2M Products and Solutions improved from a $15.3 million loss for the prior year to a $12.2 million loss for the year ended December 31, 2014. Net revenues from M2M Products and Solutions for the full fiscal year 2015 are anticipated to exceed the revenue in 2014, primarily based upon the increased adoption of our new products.
We have restructured our research and development process by reducing the size of our in-house engineering staff. This change replaced some of our fixed research and development costs (due primarily to a decrease in our employee headcount and related compensation expenses) with variable costs and is expected to result in a lower overall cost of research and development and a more variable cost structure going forward. We expect to continue to make focused investments in research and development.
We have also been focused on completing the integration of our mobile computing business with our M2M business to increase operational efficiencies and reduce our operating expenses. The total operating expenses incurred for the twelve months ended December 31, 2014 were $72.6 million compared to $111.5 million for 2013, a 34.9% year over year reduction. This reduction is primarily due to a reduction of employee headcount and related compensation expenses, as well as reduced shareholder litigation loss. Our current employee headcount at December 31, 2014 was 240 as compared to 316 at December 31, 2013 and 459 at December 31, 2012.
Factors Which May Influence Future Results of Operations
Net Revenues. We believe that our future net revenues will be influenced largely by the speed and breadth of the demand for wireless access to data through the use of next generation networks, including demand for 3G and 4G products, 3G and 4G data access services (particularly in North America, Latina America, Europe and Asia), customer acceptance for our new products that address these markets, including our MiFi line of Intelligent Mobile Hotspots, and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

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
We anticipate introducing additional products during the next twelve months, including 4G broadband-access products, M2M solutions and software applications and platforms. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like QUALCOMM, Verizon Wireless, AT&T and Sprint and major software vendors. Through strategic relationships, we have been able to maintain market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.
Cost of Net Revenues. All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of net revenues. Cost of net revenues also includes warranty costs, amortization of intangible assets, royalties, operations overhead, costs associated with our cancellation of purchase orders, costs related to outside services and costs related to inventory adjustments, including write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.
Operating Costs and Expenses. Many of our products target wireless operators and other customers in North America, Latin America, Europe and Asia. We will likely develop new products to serve these markets, resulting in increased research and development expenses. We have incurred these expenses in the past and expect to continue to incur these expenses in future periods prior to recognizing net revenues from sales of these products.
Our operating costs consist of three primary categories: research and development; sales and marketing; and general and administrative costs.
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
General and administrative expenses include primarily corporate functions such as accounting, human resources, legal, administrative support, and professional fees. This category also includes the expenses needed to operate as a publicly-traded company, including Sarbanes-Oxley compliance, SEC filings, stock-exchange fees, and investor-relations expense. Although general and administrative expenses are not directly related to revenue levels, certain expenses such as, legal expenses and provisions for bad debts may cause significant volatility in future general and administrative expenses.
We have undertaken certain restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. Restructuring activities consist primarily of severance costs incurred in connection with the reduction of our workforce and facility exit related costs.
As part of our business strategy, we review, and intend to continue to review, acquisition opportunities that we believe would be advantageous or complementary to the development of our business. Given our current cash position and recent losses, any acquisitions we make would likely involve issuing stock and/or borrowing additional funds in order to provide the purchase consideration for the acquisitions. If we make any acquisitions, we may incur substantial expenditures in conjunction with the acquisition process and the subsequent assimilation of any acquired business, products, technologies or personnel.

Results of Operations
The following table sets forth our consolidated statements of operations expressed as a percentage of net revenues for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(as a percent of net revenues)
Net revenues	100.0%	100.0%	100.0%
Cost of net revenues	80.0	79.6	79.0
Gross profit	20.0	20.4	21.0
Operating costs and expenses:
Research and development	18.5	14.4	17.5
Sales and marketing	7.4	6.2	8.0
General and administrative	8.3	7.2	6.6
Goodwill and intangible assets impairment	0.0	—	14.4
Amortization of purchased intangible assets	0.3	0.2	0.3
Shareholder litigation loss	0.4	4.3	0.0
Restructuring charges	4.2	1.0	0.0
Total operating costs and expenses	39.2	33.3	46.8
Operating loss	(19.2)	(12.9)	(25.8)
Change in fair value of warrant liability	(1.8)	—	—
Interest income (expense), net	0.0	—	0.1
Other expense, net	(0.1)	(0.1)	(0.1)
Loss before income taxes	(21.1)	(12.9)	(25.8)
Income tax provision	0.1	—	0.2
Net loss	(21.4)%	(13.0)%	(25.9)%
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net revenues. Net revenues were approximately $185.2 million during 2014, a decrease of approximately $149.8 million or 44.7% compared to 2013. However, our operating loss improved by 17.7% from $43.2 million in 2013 to $35.6 million in 2014.
The following table summarizes net revenues by reportable segment and product categories during the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,		Change
	2014	2013	$	%
Net revenues by reportable segment:
Mobile Computing Products	$145,500	$297,499	$(151,999)	(51.1)%
M2M Products and Solutions	39,745	37,554	2,191	5.8%
Total	$185,245	$335,053	$(149,808)	(44.7)%

	Year Ended December 31,		Change
	2014	2013	$	%
Net revenues by product categories:
Mobile Broadband Devices	$143,309	$277,415	$(134,106)	(48.3)%
Embedded Solutions	20,949	36,689	(15,740)	(42.9)%
Asset Management Solutions and Services	20,987	20,949	38	0.2%
Total	$185,245	$335,053	$(149,808)	(44.7)%

Mobile Computing Products. Net revenues from our Mobile Computing Products segment for the year ended December 31, 2014 were $145.5 million, a decrease of $152.0 million or 51.1% compared to the same period in 2013. The decrease is primarily attributable to legacy products reaching their end of their life cycle . Revenues for this segment increased sequentially in the third and fourth quarters primarily as a result of the launch of the MiFi 6620L during the latter part of the third quarter of 2014, and we expect to increase revenues from Mobile Computing Products throughout 2015 as compared to 2014.
M2M Products and Solutions. Net revenues from our M2M Products and Solutions segment for the year ended December 31, 2014 were $39.7 million, an increase of $2.2 million, or 5.8%, compared to the same period in 2013. The increase is primarily due to increased adoption of our new M2M products. We expect to increase revenues from M2M Products and Solutions throughout 2015 as compared to 2014.
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
The Mobile Broadband Devices category includes all external data modems including MiFi Intelligent Hotspots and USB modems. These devices are sold primarily through wireless operator enterprise and retail channels, telecommunications equipment distributors and consumer retail chains.
The Embedded Solutions product category includes M2M modules sold to manufacturers of various asset tracking and monitoring products. Our products are sold directly to OEMs or through distributor channels.
Asset Management Solutions and Services are mobile intelligent wireless broadband terminal devices and N4A DM and/or N4A CMS software which transmit information about the assets into which these products are integrated. These hardware and software products can be bundled or sold separately.
Cost of net revenues. Cost of net revenues for the year ended December 31, 2014 was approximately $148.2 million, or 80.0% of net revenues, as compared to approximately $266.8 million, or 79.6% of net revenues in 2013. Cost of net revenues declined in 2014 due to the corresponding decline in revenues described above.
Gross profit. Gross profit for the year ended December 31, 2014 was approximately $37.0 million, or 20.0% of net revenues, as compared to approximately $68.3 million, or 20.4% of net revenues, in 2013. While our gross profit percentage was relatively flat in 2014 as compared to 2013, we expect that our gross profit percentage will increase throughout 2015 based on expected increased sales from our newer, higher margin products.
Research and development expenses. Research and development expenses for the year ended December 31, 2014 were approximately $34.3 million, or 18.5% of net revenues, compared to approximately $48.2 million, or 14.4% of net revenues in 2013. Research and development expenses for the year ended December 31, 2014 were lower as compared to the same period in 2013 primarily due to reduced labor costs attributed to headcount reductions and lower outside service costs and depreciation expenses.
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
Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2014 were approximately $13.8 million, or 7.4% of net revenues, compared to approximately $20.9 million, or 6.2% of net revenues, in 2013. Sales and marketing expenses were lower as compared to the same period in 2013, primarily due to headcount reductions, resulting in a decrease in salaries and related expenditures and share-based compensation expenses.
While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2014 were approximately $15.4 million, or 8.3% of net revenues, compared to approximately $24.2 million, or 7.2% of net revenues, in

2013. The decrease in general and administrative expenses was due primarily to lower legal and professional fees coupled with lower salaries and related expenditures attributed to headcount reductions, and decreased share-based compensation expense.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the year ended December 31, 2014 was approximately $562,000, the same as in 2013.
Shareholder litigation loss. The loss for litigation for the year ended December 31, 2014 was $790,000 and related to the In re Novatel Wireless Securities Litigation described in Note 13, “Commitments and Contingencies” in the accompanying consolidated financial statements, compared to $14.3 million in 2013.
Restructuring charges. Restructuring expenses for the year ended December 31, 2014 were approximately $7.8 million compared to approximately $3.3 million in 2013. Restructuring charges for the year ended December 31, 2014 primarily consisted of severance costs and expenses related to the departure of our former Chief Executive Officer, including expenses relating to the accelerated vesting of restricted stock units and options, other severance costs and expenses incurred in connection with the reduction of our workforce, and facility exit costs. Restructuring charges for the year ended December 31, 2013 primarily consisted of severance costs incurred in connection with the reduction of our workforce and facility exit related costs.
Change in fair value of warrant liability. During the year ended December 31, 2014, we incurred a non-cash loss of $3.3 million related to the fair value measurement of the warrant that we issued in connection with the financing transaction that closed on September 8, 2014.
Interest income (expense), net. Interest expense, net, for the year ended December 31, 2014 was $85,000 as compared to interest income, net of $113,000 for the same period in 2013.
Other expense, net. Other expense, net for the year ended December 31, 2014 was $167,000 as compared to $222,000 for the same period in 2013.
Income tax provision. Income tax expense was approximately $124,000 for fiscal 2014, compared to $83,000 in 2013. The difference between the federal and state statutory combined benefit rate of 36% and our effective tax rate for 2014 is primarily due to a full valuation allowance on the Canadian-based deferred tax assets generated in 2014. The income tax expense for 2013 was primarily due to a full valuation allowance on the U.S.-based deferred tax assets generated in 2013.
Beneficial conversion feature. For the year ended December 31, 2014, we recognized the fair value of an embedded beneficial conversion feature for $445,000 on the convertible Series C preferred shares issued in connection with the financing transaction that closed on September 8, 2014.
Net loss. For the year ended December 31, 2014, we reported a net loss of approximately $39.7 million, as compared to net loss of approximately $43.4 million in 2013. Net loss for the year ended December 31, 2014 was impacted by changes in net revenue and restructuring charges recognized during the year. Net loss for the year ended December 31, 2013 was significantly impacted by expenses associated with the shareholder litigation settlement of $14.3 million, accrued in the fourth quarter of 2013, and restructuring charges recognized during the year.
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
Gross profit. Gross profit for the year ended December 31, 2013 was approximately $68.3 million, or 20.4% of net revenues, as compared to approximately $72.4 million, or 21.0% of net revenues in 2012. The gross profit percentage decrease compared to the same period in 2012 was primarily attributable to the changes in net revenues.
Research and development expenses. Research and development expenses for the year ended December 31, 2013 were approximately $48.2 million, or 14.4% of net revenues, compared to approximately $60.4 million, or 17.5% of net revenues in 2012. Research and development expenses for the year ended December 31, 2013 were lower as compared to the same period in 2012 due to reduced labor cost attributed to headcount reductions, as well as lower share-based compensation expense.
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
Goodwill and intangible assets impairments. No impairments were recorded during the year ended December 31, 2013. During the first and third quarters of 2012, based on actual operating results, and reductions in management’s estimates of forecasted operating results of the M2M Products and Solutions reporting unit principally due to an updated view of competitive pressures impacting average selling prices and forecasted sales volumes, customer product and technology selections, and the loss of certain customers, we determined there were sufficient indicators of impairment present to require an interim impairment analysis. Based on the fair value tests performed during the first quarter of 2012, we recorded a pre-tax goodwill impairment charge of $6.6 million and a purchased intangible asset charge of $22.8 million. Based on the fair value tests performed during the third quarter of 2012, we recorded a preliminary pre-tax goodwill impairment charge of $13.2 million and a preliminary purchased intangible asset charge of $7.3 million. During the fourth quarter of 2012, we completed the third quarter impairment analysis and reduced the purchased intangible asset impairment by $300,000.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the year ended December 31, 2013 was approximately $562,000, compared to approximately $1.1 million in 2012. The decrease in amortization expense was due to the lower net asset value of the intangible assets resulting from impairment charges in the first and third quarters of 2012.
Shareholder litigation loss. The contingent loss for litigation for the year ended December 31, 2013 was $14.3 million related to the In re Novatel Wireless Securities Litigation described in Note 13, “Commitments and Contingencies” in the accompanying consolidated financial statements.

Restructuring charges. Restructuring expenses for the year ended December 31, 2013 were $3.3 million, and predominantly consisted of severance costs incurred in connection with the reduction of our workforce and facility exit related costs. In September 2013, We commenced certain restructuring initiatives, including the closure of our development site in Calgary, Canada, and the consolidation of certain supply chain management activities, resulting in a reduction in force of 72 employees across all functional areas of the Company.
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
Income tax expense. Income tax expense was approximately $83,000 for fiscal 2013, compared to an expense of $611,000 in 2012. The difference between the federal and state statutory combined benefit rate of 36% and our effective tax rate for 2013 is primarily due to a full valuation allowance on the U.S.-based deferred tax assets generated in 2013. The income tax expense for 2012 was primarily due to a full valuation allowance on the U.S.-based deferred tax assets generated in 2012, and a $0.4 million expense related to an increase in our valuation allowance on the Canadian-based deferred tax assets.
Net loss. For the year ended December 31, 2013, we reported a net loss of approximately $43.4 million, as compared to net loss of approximately $89.3 million in 2012. Net loss for the year ended December 31, 2013 was significantly impacted by the shareholder litigation loss of $14.3 million. Net loss for the year ended December 31, 2012 was significantly impacted due to the impairment charges recognized in the first and third quarters of 2012.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations.
Financing Transaction
On September 3, 2014, we entered into a Purchase Agreement with HC2 Holdings 2, Inc., a Delaware corporation (the “Investor”), pursuant to which, on September 8, 2014, we sold to the Investor (i) 7,363,334 shares of our common stock, par value $0.001 per share, (ii) the Warrant to purchase 4,117,647 shares of our common stock at an exercise price of $2.26 per share and (iii) 87,196 shares of our Series C Preferred Stock, all at a purchase price of (a) $1.75 per share of common stock plus, in each case, the related Warrant and (b) $17.50 per share of Series C Preferred Stock, for aggregate gross proceeds of approximately $14.4 million. As of December 31, 2014, all warrant shares remain unexercised.
Credit Facilities
On October 31, 2014, we entered into a senior secured revolving credit facility with Wells Fargo Bank, National Association (the “Revolver”). The amount of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of a specified percentage of eligible receivables. If, at any time during the term of the Revolver, the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect or the maximum revolver amount of $25.0 million, we would be required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $3.0 million of availability for letters of credit. At December 31, 2014, the balance of the revolving credit facility was approximately $5.2 million and we had available borrowings of approximately $12.1 million. See Note 12 to our consolidated financial statements for a discussion of the Revolver.
On November 19, 2014, we terminated our existing margin credit facility with one of the banks that held our marketable securities. Borrowings under this facility were collateralized by our cash and cash equivalents and marketable securities on deposit at the bank. During the twelve months ended December 31, 2014, we did not borrow against the facility and had no outstanding borrowings under this facility at December 31, 2014.
Working Capital, Cash and Cash Equivalents and Marketable Securities
The following table presents working capital, cash and cash equivalents and marketable securities:

	Year Ended December 31,
	2014	2013	Increase / (Decrease)
	(in thousands)
Working capital (1)	$29,397	$40,928	$(11,531)
Cash and cash equivalents (2)	$17,853	$2,911	$14,942
Short-term marketable securities (2)(3)	—	16,612	(16,612)
Long-term marketable securities	—	3,443	(3,443)
Total cash and cash equivalents and marketable securities	$17,853	$22,966	$(5,113)

(1)	Working capital is defined as the excess of current assets over current liabilities.

(2)	Included in working capital.

(3)	Excludes restricted marketable securities.
Our decrease in working capital as of December 31, 2014 compared to December 31, 2013 was primarily due to losses from operations incurred, an investment in inventory and capital expenditures in 2014.
As of December 31, 2014, our cash, cash equivalents and marketable securities decreased $5.1 million as compared to December 31, 2013, primarily due to $16.3 million of cash used in operating activities and capital expenditures of $1.8 million, partially offset by the net proceeds of $14.2 million received from the Investor in the financing transaction described above. See the discussion of market risk in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Historical Cash Flows
The following table summarizes our consolidated statements of cash flows for the periods indicated:

	Year Ended December 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(16,267)	$(26,627)
Net cash provided by investing activities	20,432	11,624
Net cash provided by financing activities	10,908	2,014
Effect of exchange rates on cash and cash equivalents	(131)	(144)
Net increase (decrease) in cash and cash equivalents	14,942	(13,133)
Cash and cash equivalents, beginning of period	2,911	16,044
Cash and cash equivalents, end of period	$17,853	$2,911

Operating activities. Net cash used in operating activities was $16.3 million for 2014 compared to $26.6 million of net cash used in 2013. Net cash used in operating activities for the year ended December 31, 2014 was primarily attributable to the net losses incurred in 2014. Net cash used in operating activities for the year ended December 31, 2013 was primarily attributable to the net losses incurred in 2013 and the unfavorable working capital impacts of a $19.2 million reduction in accounts payable.
Investing activities. Net cash provided by investing activities for 2014 was approximately $20.4 million compared to $11.6 million used in investing activities in 2013. The net cash provided by investing activities in 2014 was primarily related to the net sales and maturities of our marketable securities of $22.6 million, partially offset by purchases of property and equipment of $1.8 million.
Financing activities. Net cash provided by financing activities for 2014 was $10.9 million, compared to net cash provided by financing activities of $2.0 million for 2013. Net cash provided by financing activities in 2014 was primarily related to proceeds received from the equity issued to the Investor in September 2014, partially offset by payments made in 2014 to settle our shareholder litigation. Net cash provided by financing activities in 2013 was primarily related to proceeds received from borrowing on our margin credit facility, partially offset by principal repayments on our margin credit facility borrowings, and payroll taxes paid on behalf of employees for restricted stock units which vested during the period.

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments at December 31, 2014, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Fiscal Year
	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$2,744	$2,749	$537	$436	$433	$221	$7,120
Committed purchase orders	55,000	—	—	—	—	—	55,000
Total contractual obligations	$57,744	$2,749	$537	$436	$433	$221	$62,120
Our liability for uncertain tax benefits, including interest, as of December 31, 2014 was $0, compared to approximately $61,000 as of December 31, 2013. The decrease was primarily due to the expiration of the applicable statutes of limitations for certain tax years. Our tax liability for uncertain tax benefits is not included in our table of contractual obligations and commercial commitments.
Other Liquidity Needs
We have recently incurred operating losses and had a net loss of $39.7 million during the year ended December 31, 2014. As of December 31, 2014, we had available cash and cash equivalents totaling $17.9 million, and working capital of $29.4 million. We also have availability for borrowings under the Revolver. Borrowings under this facility are secured by a first priority lien on substantially all of our assets and the assets of certain of our subsidiaries, subject to certain exceptions and permitted liens. During the twelve months ended December 31, 2014, we borrowed $5.2 million against the revolving credit facility and had available borrowings of approximately $12.1 million.
Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe that our cash and cash equivalents and our availability under the Revolver, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next twelve months.
Our liquidity could be impaired if there is any interruption in our business operations, a material failure to satisfy our contractual commitments or a failure to generate revenue from new or existing products.
We may raise additional funds to accelerate development of new and existing services and products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. In addition, in order to obtain additional borrowings we must comply with certain requirements under the Revolver. If additional funds are raised by the issuance of equity securities, our shareholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of our common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance products or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are material to our results of operations, financial conditions or liquidity.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, fair value of warrant liability, accruals relating to litigation, restructuring, and retention bonus, provision for warranty costs, income taxes and share-based compensation expense.

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
Predominantly all of the revenues represent the sale of hardware with accompanied software that is essential to the functionality of the hardware. We record revenue associated with the agreed upon price on hardware sales, and accrues any estimated costs of post-delivery performance obligations, such as warranty obligations. We consider the four basic revenue recognition criteria discussed under Staff Accounting Bulletin No. 104 when assessing appropriate revenue recognition as follows:
Criterion #1 — Persuasive evidence of an arrangement must exist;
Criterion #2 — Delivery has occurred;
Criterion #3 — Our price to the buyer must be fixed or determinable; and,
Criterion #4 — Collectability is reasonably assured.
Under Accounting Standards Update 2009-13, in multiple element arrangements, the total consideration received from customers must be allocated to the elements based on a relative selling price. The accounting guidance establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendors specific objective evidence (VSOE), (ii) third party evidence (TPE), and (iii) best estimate of selling price (BESP). Because we have neither VSOE nor TPE, revenue has been based on our BESP. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of the sale provided all other revenue recognition criteria have been met. Amounts allocated to other deliverables based upon BESP are recognized in the period the revenue recognition criteria have been met.
Our process for determining BESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Our prices are determined based upon cost to produce our products, expected order quantities and acceptance in the marketplace. In addition, when developing BESPs for products, we may consider other factors as appropriate, including the pricing of competitive alternatives (if they exist) and product-specific business objectives.
We account for multiple element arrangements that primarily consist of software licenses and post contract support (PCS) by recognizing revenue for such arrangements ratably over the term of the PCS as we have not established VSOE for the PCS element.
For the years ended December 31, 2014, 2013, and 2012, we have not recorded any significant revenues from multiple element or software arrangements.
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
Provision for Warranty Costs. We accrue warranty costs based on estimates of future warranty related replacement, repairs or rework of products. Our warranty policy generally provides between one and three years of coverage for products following the date of purchase. Our policy is to accrue the estimated cost of warranty coverage as a component of cost of revenue in the consolidated statements of operations at the time revenue is recognized. In estimating our future warranty obligations we consider various relevant factors, including the historical frequency and volume of claims, and the cost to replace or repair products under warranty. The warranty provision for our products is determined by using a financial model to estimate future warranty costs. Our financial model takes into consideration actual product failure rates; estimated replacement over the contractual warranty period, repair or rework expenses; and potential risks associated with our different products. The risk levels, warranty cost information, and failure rates used within this model are reviewed throughout the year and updated, if and when, these inputs change.
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
Fair value of warrant liability. We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as an asset or liability. In the event that the fair value is recorded as an asset or liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion, exercise or expiration of a derivative financial instrument, the instrument is marked to fair value and then that fair value is reclassified to equity.
Litigation. We are currently involved in certain legal proceedings. We will record a loss when we determine information available prior to the issuance of the financial statements indicates the loss is both probable and estimable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates, if necessary. Our policy is to expense litigation costs as incurred.
Share-based Compensation Expense. We have stock incentive plans under which stock options and restricted stock units have been granted to employees and non-employee members of our Board of Directors. We also have an employee stock purchase plan for all eligible employees. Share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, are recognized in the financial statements based upon their respective grant date fair values.
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
Compensation cost associated with grants of restricted stock units are measured at fair value, which has historically been the closing price of our stock on the date of the grant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable debt securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. At December 31, 2014, we had $17.9 million in cash and cash equivalents. Changes in market interest rates would not be expected to have a material impact on the fair value of our $2.1 million in cash equivalents at December 31, 2014, as these consisted of money market funds and certificates of deposit with the value of all of our cash equivalents determined based on “Level 1” and "Level 2" inputs, which consist of quoted prices in active markets for identical assets.
As of December 31, 2014, we do not hold any debt securities nor do we utilize derivative instruments or other financial contracts to manage our exposure to changes in interest rates in our investment portfolio.
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
We place our cash investments in instruments that meet credit quality standards specified in our investment policy guidelines at the time the investments are made. At December 31, 2014, we have cash and cash equivalents of $17.9 million, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our $2.1 million in cash equivalents at December 31, 2014, as these consisted of money market funds and certificates of deposit with maturities of less than three months, with the value of all of our cash equivalents determined based on “Level 1” and "Level 2" inputs, which consist of quoted prices in active markets for identical assets.
Money market funds attempt to maintain a net asset value, ("NAV"), of $1 per unit of investment. Should the underlying investments held by these money market funds suffer significant losses to market value due to interest rate changes or perceived counterparty risk, the NAV of these money market funds may suffer declines below the targeted $1 NAV. We hold money market funds that target a balance of investment return and preservation of invested capital through diversified holdings. As such, we do not believe we currently have significant exposure to NAV declines for our money market holdings.
Foreign Currency Exchange Rate Risk
We generate Euro-denominated accounts receivable from sales to customers that are members of the European Union. During the year ended December 31, 2014, Euro-denominated revenue was approximately $133,000 which represents less than 1% of our total net revenues compared to less than 1% in the same period last year. Although we are exposed to market risk arising from changes in foreign currency exchange rates, principally the change in the value of the Euro versus the U.S. Dollar, as Euro-denominated revenue is not considered significant, we did not enter into any foreign exchange contracts during the year ended December 31, 2014. If our net revenues increase in the foreseeable future, we may enter into foreign exchange contracts to mitigate this risk. These forward currency foreign exchange contracts would cover a portion, generally 50% to 80%, but may cover up to 100%, of our Euro-based financial assets.
At December 31, 2014, we had no outstanding forward contracts. During the year ended December 31, 2014, we recorded approximately $2,700 in unrealized foreign currency losses related to our outstanding Euro-denominated accounts receivable balances. Both the unrealized gain on the outstanding forward contracts and the unrealized gains on outstanding Euro-denominated receivables were recorded in other income (expense), net in our consolidated statement of operations.
Assuming a translation of our Euro-denominated revenue for the year ended December 31, 2014 at an average Euro-to-U.S. Dollar exchange rate of $1.33 and a uniform ten percent strengthening or weakening of this exchange rate, we estimate that income before income taxes for the year ended December 31, 2014 would increase or decrease, respectively, by approximately $53,000. This analysis does not give effect to any forward currency foreign exchange contracts that may be used to hedge foreign currency risk.
Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on fluctuations in interest and foreign currency exchange rates and our actual exposure and hedging transactions.

Our sales to non-European Union countries are typically denominated in U.S. Dollars. Competitive conditions in the markets in which we operate may limit our ability to increase prices in the event of adverse changes in currency exchange rates. Sales of these products are affected by the value of the U.S. Dollar relative to other currencies, in particular, the Euro. Any long-term strengthening of the U.S. Dollar could depress the demand for these U.S. manufactured products, reduce sales, or cause us to reduce per unit selling prices.

Item 8. Financial Statements and Supplementary Data
The index to our consolidated financial statements and the Report of Independent Registered Public Accounting Firm appears in Part IV of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2014, as stated in their report which is included herein.

Item 9B. Other Information
None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Novatel Wireless, Inc.:

We have audited Novatel Wireless Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Novatel Wireless Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Novatel Wireless, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novatel Wireless, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, of Novatel Wireless, Inc. and our report dated March 9, 2015 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Diego, California
March 9, 2015

PART III
Item 10. Directors, Executive Officers and Corporate Governance
(a) Identification of Directors. The information under the caption “Election of Directors” appearing in the Proxy Statement to be filed for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.
(b) Identification of Executive Officers. The information under the caption “Executive Officers” appearing in the Proxy Statement to be filed for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.
(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement to be filed for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.
(d) Code of Ethics. We have adopted a Code of Conduct and Ethics which, together with the policies referred to therein, is applicable to all of our directors, officers and employees. The Code of Conduct and Ethics is intended to cover all areas of professional conduct, including conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business. We encourage all employees, officers and directors to promptly report any violations of any of our policies. The Code of Conduct and Ethics is posted on our website at www.novatelwireless.com in the Investors tab under “Corporate Governance.” In the event that a substantive amendment to, or a waiver from, a provision of the Code of Conduct and Ethics that applies to our principal executive officer or principal financial and accounting officer is necessary, we intend to post such information on our website.
(e) Audit Committee. The information under the caption “The Board, Its Committees and Its Compensation—Audit Committee” appearing in the Proxy Statement to be filed for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Executive Compensation
The information under the headings “Executive Compensation,” “The Board, Its Committees and Its Compensation—Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” appearing in the Proxy Statement to be filed for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the headings “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” appearing in the Proxy Statement to be filed for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the headings “Review and Approval of Transactions with Related Parties” and “The Board, Its Committees and Its Compensation—Director Independence” appearing in the Proxy Statement to be filed for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information under the heading “Independent Public Accountants” appearing in the Proxy Statement to be filed for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Index to consolidated financial statements
See Index to consolidated financial statements on page F-1.
2. Index to financial statement schedules
The following financial statement schedules for the years ended December 31, 2014, 2013, and 2012 should be read in conjunction with the consolidated financial statements, and related notes thereto.

Schedule	Page
Schedule II—Valuation and Qualifying Accounts	F- 31
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

3.4**	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

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

3.7	Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 8, 2014).

3.8	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 19, 2015).

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

4.5
Stipulation of Settlement, dated January 31, 2014 and effective as of June 20, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed August 8, 2014).

4.6	Promissory Note, dated July 3, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed August 8, 2014).

4.7	Security Agreement, dated July 3, 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed August 8, 2014).

4.8
Final Judgment and Order of Dismissal With Prejudice, dated June 23, 2014 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed August 8, 2014).

4.9
Order Granting Motion to Amend the Judgment Date, dated July 8, 2014 (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed August 8, 2014).

4.10
Warrant to Purchase Common Stock issued to HC2 Holdings 2, Inc., dated September 8, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 8, 2014).

4.11
Investors’ Rights Agreement, dated September 8, 2014, by and between Novatel Wireless, Inc. and HC2 Holdings 2, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed September 8, 2014).

10.1
Credit and Security Agreement, dated as of October 31, 2014, by and among Novatel Wireless, Inc. and Enfora, Inc., as Borrowers, and Wells Fargo Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 6, 2014).

10.2
Purchase Agreement, dated September 3, 2014, by and between Novatel Wireless, Inc. and HC2 Holdings 2, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 8, 2014).

10.3
Memorandum of Understanding: In re Novatel Wireless Secs. Litig., Civil Action No. 08-CV-01689-AJB (RBB) United States District Court for the Southern District of California, executed December 6, 2013 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed March 12, 2014).

10.4
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

10.5
Confirmation Letter, dated July 3, 2014, by and among the Company and each of Cobb H. Sadler, Edward T. Shadek, Robert Ellsworth, Maguire Financial, LP, a Delaware limited partnership, Maguire Asset Management, LLC, a Delaware limited liability company, and Timothy Maguire (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 10, 2014).

10.6*
Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000 as amended).

10.7*
Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.8*
Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.9*
Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.10*
Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

Exhibit Number	Description
10.11*
Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.12*
Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.13*	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed May 2, 2011).

10.14*
Form of Restricted Share Award Agreement for restricted stock granted to non-employee directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.15*
Form of Restricted Share Award Agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.16*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 6, 2014).

10.17*
Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.18*	2009 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed October 14, 2014).

10.19*	2009 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed April 30, 2013).

10.20*	2010 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 13, 2010).

10.21*	2011 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 9, 2011).

10.22*	2012 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2012).

10.23*	2013 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 22, 2013).

10.24**	2014 Retention Bonus Plan.

10.25*
Employment Agreement, dated November 2, 2007, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007).

10.26*
Letter Agreement, dated as of April 29, 2014, by and between the Company and Peter V. Leparulo (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed May 6, 2014).

10.27*
Form of Severance Agreement between Novatel Wireless, Inc. and each of Kenneth G. Leddon and Robert M. Hadley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 2, 2010).

10.28*	Employment Agreement, dated August 4, 2014, by and between the Company and Alex Mashinsky (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 6, 2014).

10.29*
Offer Letter, dated November 2, 2014, by and between Novatel Wireless, Inc. and Alex Mashinsky (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 6, 2014).

10.30*
Offer letter, effective September 2, 2014, by and between the Company and Michael Newman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 4, 2014).

Exhibit Number	Description

10.31*
Change in Control and Severance Agreement, effective September 2, 2014, by and between the Company and Michael Newman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 4, 2014).

21	Subsidiaries of Novatel Wireless, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 12, 2014).

23.1**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney (See signature page).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements and footnotes from the Novatel Wireless, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement

**	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2015	NOVATEL WIRELESS, INC.

	By	/s/ ALEX MASHINSKY
Alex Mashinsky
Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
Know all men by these presents, that each person whose signature appears below constitutes and appoints Alex Mashinsky and Michael Newman, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALEX MASHINSKY	Chief Executive Officer (Principal Executive Officer)	March 9, 2015
Alex Mashinsky

/s/ MICHAEL NEWMAN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2015
Michael Newman

/s/ PHILIP FALCONE	Director	March 9, 2015
Philip Falcone

/s/ RUSSELL C. GERNS	Director	March 9, 2015
Russell C. Gerns

/s/ JAMES LEDWITH	Director	March 9, 2015
James Ledwith

/s/ ROBERT PONS	Director	March 9, 2015
Robert Pons

/s/ SUE SWENSON	Director	March 9, 2015
Sue Swenson

/s/ DAVID A. WERNER	Director	March 9, 2015
David A. Werner

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Novatel Wireless, Inc.
We have audited the accompanying consolidated balance sheets of Novatel Wireless, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novatel Wireless, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Novatel Wireless, Inc.’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2015 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Diego, California
March 9, 2015

NOVATEL WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$17,853	$2,911
Marketable securities	—	16,612
Restricted marketable securities	—	2,566
Accounts receivable, net of allowance for doubtful accounts of $217 in 2014 and $2,449 in 2013	24,213	39,985
Inventories	37,803	27,793
Prepaid expenses and other	7,912	5,762
Total current assets	87,781	95,629

Property and equipment	5,279	9,901
Marketable securities	—	3,443
Intangible assets, net of accumulated amortization of $14,050 in 2014 and $12,983 in 2013	1,493	2,131
Other assets	467	361
Total assets	$95,020	$111,465
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,540	$24,538
Accrued expenses	23,844	23,271
Current portion of shareholder litigation	—	4,326
Short-term margin loan facility	—	2,566
Total current liabilities	58,384	54,701

Revolving credit facility	5,158	—
Other long-term liabilities	932	1,848
Non-current portion of shareholder litigation	—	10,000
Total liabilities	64,474	66,549

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 100,000 shares authorized, 45,742 and 34,097 shares issued and outstanding at December 31, 2014 and 2013, respectively	46	34
Additional paid-in capital	466,665	441,368
Accumulated other comprehensive income	—	5
Accumulated deficit	(411,165)	(371,491)
	55,546	69,916
Treasury stock at cost; 2,436 common shares at December 31, 2014 and 2013	(25,000)	(25,000)
Total stockholders’ equity	30,546	44,916
Total liabilities and stockholders’ equity	$95,020	$111,465
See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net revenues	$185,245	$335,053	$344,288
Cost of net revenues	148,198	266,759	271,845
Gross profit	37,047	68,294	72,443
Operating costs and expenses:
Research and development	34,314	48,246	60,422
Sales and marketing	13,792	20,898	27,501
General and administrative	15,402	24,179	22,668
Goodwill and intangible assets impairment	—	—	49,521
Amortization of purchased intangible assets	562	562	1,074
Shareholder litigation loss	790	14,326	—
Restructuring charges	7,760	3,304	—
Total operating costs and expenses	72,620	111,515	161,186
Operating loss	(35,573)	(43,221)	(88,743)
Other income (expense):
Change in fair value of warrant liability	(3,280)	—	—
Interest income (expense), net	(85)	113	291
Other expense, net	(167)	(222)	(203)
Loss before income taxes	(39,105)	(43,330)	(88,655)
Income tax provision	124	83	611
Net loss	(39,229)	(43,413)	(89,266)
Recognition of beneficial conversion feature	(445)	—	—
Net loss attributable to common shareholders	$(39,674)	$(43,413)	$(89,266)
Per share data:
Net loss per share attributable to common shareholders:
Basic and diluted	$(1.05)	$(1.28)	$(2.72)
Weighted average shares used in computation of basic and diluted net loss per share attributable to common shareholders:
Basic and diluted	37,959	33,948	32,852

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss attributable to common shareholders	$(39,674)	$(43,413)	$(89,266)
Unrealized gain (loss) on cash equivalents and marketable securities, net of tax	(5)	(9)	22
Total comprehensive loss	$(39,679)	$(43,422)	$(89,244)

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balance, December 31, 2011	32,262	$32	$429,813	$(25,000)	$(238,812)	$(8)	$166,025
Exercise of stock options, vesting of restricted stock units and shares issued under employee stock purchase plan	1,393	2	1,597	—	—	—	1,599
Taxes withheld on net settled vesting of restricted stock units	—	—	(433)	—	—	—	(433)
Share-based compensation	—	—	7,500	—	—	—	7,500
Net loss	—	—	—	—	(89,266)	—	(89,266)
Other comprehensive income (loss)	—	—	—	—	—	22	22
Balance, December 31, 2012	33,655	34	438,477	(25,000)	(328,078)	14	85,447
Exercise of stock options and vesting of restricted stock units	442	—	102	—	—	—	102
Taxes withheld on net settled vesting of restricted stock units	—	—	(654)	—	—	—	(654)
Share-based compensation	—	—	3,443	—	—	—	3,443
Net loss	—	—	—	—	(43,413)	—	(43,413)
Other comprehensive income (loss)	—	—	—	—	—	(9)	(9)
Balance, December 31, 2013	34,097	34	441,368	(25,000)	(371,491)	5	44,916
Exercise of stock options, vesting of restricted stock units and shares issued under employee stock purchase plan	689	2	246	—	—	—	248
Taxes withheld on net settled vesting of restricted stock units	—	—	(1,067)	—	—	—	(1,067)
Issuance of common shares in connection with litigation settlement	2,407	2	4,998	—	—	—	5,000
Issuance of common shares in connection with financing transaction, net of issuance costs	7,363	7	7,929	—	—	—	7,936
Issuance of common shares in connection with the conversion of Series C preferred shares	872	1	939	—	—	—	940
Beneficial conversion feature of convertible Series C preferred shares	—	—	445	—	—	—	445
Reclassification of warrant liability	—	—	8,219	—	—	—	8,219
Share-based compensation	314	—	3,588	—	—	—	3,588
Net loss attributable to common shareholders	—	—	—	—	(39,674)	—	(39,674)
Other comprehensive income (loss)	—	—	—	—	—	(5)	(5)
Balance, December 31, 2014	45,742	$46	$466,665	$(25,000)	$(411,165)	$—	$30,546

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss attributable to common shareholders	$(39,674)	$(43,413)	$(89,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,408	8,949	12,337
Loss on goodwill and purchased intangible assets impairment	—	—	49,521
Impairment loss on equipment, leasehold improvements and software license intangible assets	—	418	100
Provision for bad debts, net of recoveries	86	1,936	439
Net impairment loss on marketable securities	—	—	39
Provision for excess and obsolete inventory	3,382	4,344	2,843
Share-based compensation expense	3,588	3,443	7,500
Change in fair value of warrant liability and fair value of beneficial conversion feature on convertible Series C preferred shares	3,725	—	—
Shareholder litigation loss	—	14,326	—
Non-cash income tax expense	87	220	462
Changes in assets and liabilities:
Accounts receivable	15,688	730	(6,242)
Inventories	(13,392)	6,879	420
Prepaid expenses and other assets	(2,403)	(489)	(1,237)
Accounts payable	10,036	(19,237)	(10,433)
Accrued expenses, income taxes, and other	(4,798)	(4,733)	3,638
Net cash used in operating activities	(16,267)	(26,627)	(29,879)
Cash flows from investing activities:
Purchases of property and equipment	(1,753)	(5,011)	(4,579)
Purchases of intangible assets	(431)	—	(104)
Purchases of marketable securities	(1,359)	(24,262)	(44,216)
Marketable securities maturities / sales	23,975	40,897	46,696
Net cash provided by (used in) investing activities	20,432	11,624	(2,203)
Cash flows from financing activities:
Proceeds from the issuances of Series C preferred and common stock, net of issuance costs	14,163	—	—
Proceeds from the issuance of short-term debt, net of issuance costs	—	20,300	14,000
Principal repayments of short-term debt	(2,566)	(17,734)	(14,000)
Repayment of litigation settlement note payable, including interest	(5,026)	—	—
Borrowings on revolving credit facility	5,158	—	—
Principal payments under capital lease obligations	—	—	(46)
Taxes paid on vested restricted stock units net of proceeds from stock option exercises and ESPP	(821)	(552)	1,166
Net cash provided by financing activities	10,908	2,014	1,120
Effect of exchange rates on cash and cash equivalents	(131)	(144)	(63)
Net increase (decrease) in cash and cash equivalents	14,942	(13,133)	(31,025)
Cash and cash equivalents, beginning of period	2,911	16,044	47,069
Cash and cash equivalents, end of period	$17,853	$2,911	$16,044
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$119	$65	$17
Income taxes	$108	$121	$104
Supplemental disclosures of non-cash activities:
Building rent incentives to fund leasehold improvements	$—	$359	$—
Issuance of common stock for litigation settlement	$5,000	$—	$—
Initial fair value of warrant liability recorded upon issuance of Series C preferred and common stock	$4,939	$—	$—
Issuance of common stock for conversion of Series C preferred shares	$940	$—	$—

See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies
Novatel Wireless, Inc. (the “Company,” “our” or “we”) is a provider of wireless broadband access solutions for the worldwide mobile communications market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded modules, integrated asset-management and mobile tracking machine-to-machine (“M2M”) devices, communications and applications software and cloud services.
Basis of Presentation
We have recently incurred operating losses and had a net loss attributable to common shareholders of $39.7 million during the year ended December 31, 2014. As of December 31, 2014, we had available cash and cash equivalents totaling $17.9 million, and working capital of $29.4 million. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. These additional reductions in expenditures , if required, could have an adverse impact on our ability to achieve certain of our business objectives during 2015. We believe our working capital resources are sufficient to fund our operations through at least December 31, 2015.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, fair value of warrant liability, accruals relating to litigation, restructuring, and retention bonus, provision for warranty costs, income taxes and share-based compensation expense.
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
Marketable Securities
Marketable securities predominantly consist of highly liquid debt investments with a maturity of greater than three months when purchased. The Company did not have any short or long-term marketable securities at December 31, 2014. All of the Company’s marketable debt securities are treated as “available-for-sale.” While it is the Company’s intent to hold its debt securities until maturity, the Company may sell certain securities for cash flow purposes. Thus, the Company’s marketable debt securities are classified as available-for-sale and are carried on the balance sheet at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. The Company determines the fair value of its financial assets and liabilities by reference to the hierarchy of inputs which consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Intangible Assets
Intangible assets include purchased intangible assets acquired from Enfora, Inc. (“Enfora”) on November 30, 2010 and the costs of non-exclusive and perpetual worldwide software technology licenses. These costs are amortized on an accelerated basis or on a straight-line basis over the estimated useful lives of the assets, depending on the anticipated utilization of the asset. The majority of intangible assets relate to the developed technologies and trade name resulting from the acquisition of Enfora. Developed technologies are amortized on a straight-line basis over the remaining one year useful life. Trade name is amortized on a straight-line basis over the remaining useful life of three years.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired enterprise over the fair value assigned to assets acquired and liabilities assumed in a business combination. Goodwill is allocated as of the date of the business combination to the reporting units that are expected to benefit from the synergies of the business combination. Goodwill is considered to be impaired if the Company determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds its estimated fair value. As of December 31, 2014, all historical goodwill had been fully impaired.

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
Criterion #2—Delivery has occurred;
Criterion #3—The Company’s price to the buyer must be fixed or determinable; and,
Criterion #4—Collectability is reasonably assured.
For multiple element arrangements, total consideration received from customers is allocated to the elements. This may include hardware, non-essential software elements and/or essential software, based on a relative selling price. The accounting guidance establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendors specific objective evidence (VSOE), (ii) third party evidence (TPE), and (iii) best estimate of selling price (BESP). Because the Company has neither VSOE nor TPE, revenue has been based on the Company’s BESP. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of the sale provided all other revenue recognition criteria have been met. Amounts allocated to other deliverables based upon BESP are recognized in the period the revenue recognition criteria have been met.
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
For the years ended December 31, 2014, 2013 and 2012, we have not recorded any significant revenues from multiple element or software arrangements.
Research and Development Costs
Research and development costs are expensed as incurred.
Warranty Costs
The Company accrues warranty costs based on estimates of future warranty related replacement, repairs or rework of products. Our warranty policy generally provides one to three years of coverage for products following the date of purchase. The Company’s policy is to accrue the estimated cost of warranty coverage as a component of cost of revenue in the accompanying consolidated statements of operations at the time revenue is recognized. In estimating our future warranty obligations the Company considers various factors, including the historical frequency and volume of claims and the cost to replace or repair products under warranty. The warranty provision for our products is determined by using a financial model to estimate future warranty costs. The Company’s financial model takes into consideration actual product failure rates; estimated replacement, repair or rework expenses; and potential risks associated with our different products. The risk levels, warranty cost information and failure rates used within this model are reviewed throughout the year and updated, if and when, these inputs change.
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
Share-Based Compensation
The Company has granted stock options to employees and restricted stock units. The Company also has an employee stock purchase plan (“ESPP”) for eligible employees. The Company measures the compensation cost associated with all share-based payments based on grant date fair values. The fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. The Company currently uses the Black-Scholes option pricing model to estimate the fair value of its stock options and stock purchase rights. The Black-Scholes model is considered an acceptable model but the fair values generated by it may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends.
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
Computation of Net Loss Per Share Attributable to Common Shareholders
The Company computes basic and diluted per share data for all periods for which a statement of operations is presented. Basic net loss per share excludes dilution and is computed by dividing the net loss by the weighted-average number of shares that were outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to acquire common stock were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
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
Our financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, warrants and short-term and long-term debt. The Company’s cash and cash equivalents consist of our investments in money market securities, time deposits with maturities of less than three months and treasury bills. The Company’s marketable securities consist primarily of government agency securities, municipal bonds, time deposits and investment-grade corporate bonds. From time to time, the Company may utilize foreign exchange forward contracts. These contracts are valued using pricing models that take into account the currency rates as of the balance sheet date.
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
In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. The Company is currently evaluating the potential changes from this ASU to its future financial reporting and disclosures.
In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Entities are required to apply the standard for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company is currently assessing the impact of this new guidance.

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
Level 2: Pricing inputs include benchmark yields, trade data, reported trades and broker dealer quotes, two-sided markets and industry and economic events, yield to maturity, Municipal Securities Rule Making Board reported trades and vendor trading platform data. Level 2 includes those financial instruments that are valued using various pricing services and broker pricing information including Electronic Communication Networks and broker feeds.
Level 3: Pricing inputs include significant inputs that are generally less observable from objective sources, including the Company’s own assumptions.
At December 31, 2014, the Company did not have any securities in the Level 3 category. The Company reviews the fair value hierarchy classification on a quarterly basis. We validate the quoted market prices provided by our primary pricing service by comparing their assessment of the fair values of our investments by using a third party investment manager. The third party investment manager uses similar techniques to our primary pricing service to derive the pricing describe above. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2014 (in thousands):

Description	Balance as of December 31, 2014	Level 1	Level 2
Assets:
Cash equivalents
Money market funds	$1,134	$1,134	$—
Certificates of deposit	980	—	980
Total cash equivalents	$2,114	$1,134	$980
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2013 (in thousands):

Description	Balance as of December 31, 2013	Level 1	Level 2
Assets:
Cash equivalents
US Treasury securities	$487	$—	$487
Total cash equivalents	487	—	487
Short-term marketable securities:
Available-for-sale:
Government agency securities	2,351	—	2,351
Municipal bonds	2,829	—	2,829
Certificates of deposit	3,360	—	3,360
Corporate debentures / bonds	10,638	—	10,638
Total short-term marketable securities	19,178	—	19,178
Long-term marketable securities:
Available-for-sale:
Certificates of deposit	1,300	—	1,300
Corporate debentures / bonds	2,143	—	2,143
Total long-term marketable securities	3,443	—	3,443
Total financial assets	$23,108	$—	$23,108
As of December 31, 2014, the Company had no short- or long-term marketable securities.
As of December 31, 2014 and 2013, the Company had no outstanding foreign currency exchange forward contracts.
During the years ended December 31, 2014, 2013 and 2012, the Company recorded foreign currency losses on foreign currency denominated transactions of approximately $176,000, $183,000 and $51,000, respectively. The loss during the years ended December 31, 2014 and 2013 primarily related to foreign currency losses on foreign currency denominated bank accounts. The loss during the year ended December 31, 2012 primarily related to foreign currency losses on South Korean won denominated trade payables.
All recorded gains and losses on foreign exchange transactions are recorded in other income (expense), net, within the consolidated statements of operations.
Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows (in thousands):

	As of December 31, 2014
Description	Carrying Amount	Fair Value
Revolving credit facility	$5,158	$5,158
Total other financial instruments	$5,158	$5,158

3. Financial Statement Details
Marketable Securities
The Company did not have any short-term or long-term marketable securities at December 31, 2014.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of December 31, 2013 (in thousands):

December 31, 2013	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Government agency securities	1 or less	$2,350	$1	$—	$2,351
Municipal bonds	1 or less	2,828	1	—	2,829
Certificates of deposit	1 or less	3,360	—	—	3,360
Corporate debentures / bonds	1 or less	10,635	3	—	10,638
Total short-term marketable securities		19,173	5	—	19,178
Available-for-sale:
Certificates of deposit	1 to 2	1,300	—	—	1,300
Corporate debentures / bonds	1 to 2	2,143	—	—	2,143
Total long-term marketable securities		3,443	—	—	3,443
		$22,616	$5	$—	$22,621
The Company’s available-for-sale securities are carried on the consolidated balance sheet at fair market value with the related unrealized gains and losses included in accumulated other comprehensive loss on the consolidated balance sheet, which is a separate component of stockholders’ equity. Realized gains and losses on the sale of available-for-sale marketable securities are determined using the specific-identification method.
At December 31, 2014 and 2013, the Company recorded net unrealized gains of $0 and $5,000, respectively. The Company’s net unrealized loss is the result of market conditions affecting its fixed-income debt securities, which are included in accumulated other comprehensive income on the consolidated balance sheet for the periods then ended.
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2014	2013
Finished goods	$33,045	$20,870
Raw materials and components	4,758	6,923
	$37,803	$27,793
Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2014	2013
Test equipment	$53,019	$52,108
Computer equipment and purchased software	11,247	10,814
Product tooling	3,535	3,204
Furniture and fixtures	1,824	2,015
Leasehold improvements	4,103	4,094
	73,728	72,235
Less—accumulated depreciation and amortization	(68,449)	(62,334)
	$5,279	$9,901
For the years ended December 31, 2014, 2013 and 2012, the Company recorded $0, $70,000 and $100,000, respectively, in its cost of net revenues as a result of its impairment analysis of property and equipment.
Depreciation expense relating to property and equipment was $6.3 million, $7.9 million and $9.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Royalties	$4,035	$4,243
Payroll and related expenses	8,038	4,828
Product warranty	1,196	2,244
Market development funds and price protection	2,502	3,059
Professional fees	780	1,040
Deferred revenue	962	2,999
Restructuring	1,886	610
Other	4,445	4,248
	$23,844	$23,271
Accrued Warranty Obligations
Accrued warranty obligations consist of the following (in thousands):

	December 31,
	2014	2013
Warranty liability at beginning of period	$2,244	$2,329
Additions charged to operations	1,345	5,055
Deductions from liability	(2,393)	(5,140)
Warranty liability at end of period	$1,196	$2,244

4. Intangible Assets
The Company’s amortizable purchased intangible assets resulting from its 2010 acquisition of Enfora are composed of (in thousands):

	Years ended December 31,
	2014				2013
	Gross	Accumulated Amortization	Accumulated Impairment	Net	Gross	Accumulated Amortization	Impairment	Net
Developed technologies	$26,000	$(6,453)	$(19,547)	$—	$26,000	$(6,120)	$(19,547)	$333
Trade name	12,800	(3,183)	(8,582)	1,035	12,800	(2,665)	(8,582)	1,553
Other	3,720	(2,011)	(1,620)	89	3,720	(1,967)	(1,620)	133
Total amortizable purchased intangible assets	$42,520	$(11,647)	$(29,749)	$1,124	$42,520	$(10,752)	$(29,749)	$2,019
The following table presents details of the amortization of purchased intangible assets included in the cost of net revenues and general and administrative expense categories (in thousands):

	Years ended December 31,
	2014	2013
Cost of net revenues	$333	$334
General and administrative expenses	562	562
Total amortization expense	$895	$896

The following table presents details of the amortization of existing amortizable purchased intangible assets of Enfora that is currently estimated to be expensed in the future (in thousands):

Fiscal year:	Amount
2015	$562
2016	562
Total	$1,124
Additionally, at December 31, 2014 and 2013, the Company had net acquired software licenses and other intangibles of $369,000 and $112,000, respectively, net of accumulated amortization of $2.4 million and $2.2 million, respectively. The acquired software licenses represent rights to use certain software necessary for the development and commercial sale of the Company’s products.
The Company monitors its intangible and long-lived asset balances and conducts formal tests when impairment indicators are present. There was no impairment loss recorded for the year ended December 31, 2014 and 2013. For the year ended December 31, 2012, the Company recorded an impairment loss of $49.5 million.
Amortization expense relating to acquired software licenses and other intangibles was $173,000, $113,000 and $196,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense related to licenses obtained for research purposes is recorded within research and development expense in the consolidated statements of operations. Amortization expense related to licenses obtained for commercial products is recorded in cost of net revenues in the consolidated statements of operations.
At December 31, 2014, the weighted average remaining useful life of the Company’s long-lived intangible assets including acquired software licenses is 2.0 years.
5. Derivative Financial Instruments
The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of FASB Accounting Standards Codification. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as an asset or liability. In the event that the fair value is recorded as an asset or liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion, exercise or expiration of a derivative financial instrument, the instrument is marked to fair value and then that fair value is reclassified to equity.
Certain of the Company’s outstanding warrants were treated as derivative liabilities for accounting purposes due to insufficient authorized shares to settle these outstanding contracts at the time of issuance. These common stock purchase warrants did not trade in an active securities market. The Company estimated the fair value of these warrant liabilities using a Monte Carlo simulation option pricing model.

6. Revolving Credit Facility
On October 31, 2014, the Company and one of its subsidiaries entered into a five-year senior secured revolving credit facility in the amount of $25.0 million (the “Revolver”) with Wells Fargo Bank, National Association, as lender.
The amount of borrowings that may be made under the Revolver is based on a borrowing base comprised of a specified percentage of eligible receivables. If, at any time during the term of the Revolver, the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect or the maximum revolver amount of $25.0 million, the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $3.0 million of availability for letters of credit.
The Company may borrow funds under the Revolver from time to time, with interest payable monthly at a base rate determined by using the daily three month LIBOR rate, plus an applicable margin of 2.50% to 3.00% depending on the Company’s liquidity as determined on the last day of each calendar month. The Revolver is secured by a first priority lien on substantially all of the assets of the Company and certain of its subsidiaries, subject to certain exceptions and permitted liens. The Revolver includes customary representations and warranties, as well as customary reporting and financial covenants.
At December 31, 2014, the balance of the revolving credit facility was approximately $5.2 million, with a weighted average effective interest rate of 2.8% and the Company had available borrowings of approximately $12.1 million. At December 31, 2014, the Company was in compliance with all financial covenants contained in the credit agreement.

7. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting of warrants, options and restricted stock units (“RSUs”) and employee stock purchase plan (“ESPP”) withholdings calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.
Weighted average options, restricted stock units, warrants and ESPP shares to acquire a total of 8,130,000 shares, 4,424,000 shares and 5,793,000 shares of common stock for the years ended December 31, 2014, 2013 and 2012, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.

	Year Ended December 31,
	2014	2013	2012
	(in thousands except per share amounts)
Numerator
Net loss attributable to common shareholders:	$(39,674)	$(43,413)	$(89,266)
Denominator
Weighted-average common shares outstanding	37,959	33,948	32,852
Basic and diluted net loss per share attributable to common shareholders	$(1.05)	$(1.28)	$(2.72)

8. Stockholders’ Equity
Preferred Stock
The Company has a total of 2,000,000 shares of Series A and Series B preferred stock authorized for issuance at a par value of $0.001 per share. No preferred shares are currently issued or outstanding.
Common Shares Reserved for Future Issuance
The Company has reserved shares of common stock for possible future issuance as of December 31, 2014 and 2013 as follows (in thousands):

	Shares
	2014	2013
Common stock warrants outstanding	4,118	—
Stock options outstanding under the 2009 Omnibus Incentive Compensation Plan and previous plans	3,065	3,933
Restricted stock units outstanding	1,629	1,108
Future grants of awards under the 2009 Omnibus Incentive Compensation Plan	4,463	3,668
Shares available under the Employee Stock Purchase Plan	1,385	1,500
Total shares of common stock reserved for issuance	14,660	10,209

9. Stock Incentive and Employee Stock Purchase Plans
During the year ended December 31, 2014, the Company granted awards under the 2009 Omnibus Incentive Compensation Plan (the “2009 Plan”). The Compensation Committee of the Board of Directors administers the plan.
Under the 2009 Plan, a maximum of 10.0 million shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units or other awards, including awards with alternative vesting schedules such as performance-based criteria.

For the years ended December 31, 2014, 2013 and 2012, the following table presents total share-based compensation expense in each functional line item on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenues	$5	$84	$747
Research and development	654	1,114	3,042
Sales and marketing	247	669	1,403
General and administrative	2,682	1,576	2,308
Totals	$3,588	$3,443	$7,500
Included in share-based compensation for the year ended December 31, 2014 is approximately $1.3 million of share-based compensation related to the departure of the Company’s former Chief Executive Officer and the vesting of all of his restricted stock units and options immediately upon his departure in accordance with the terms of his employment agreement.
The per share fair values of stock options granted under the 2009 Plan and rights granted under the ESPP have been estimated with the following assumptions.

	Employee Stock Options			Employee Stock Purchase Rights
	2014	2013	2012	2014	2013	2012
Expected dividend yield:	—%	—%	—%	—%	—%	—%
Risk-free interest rate:	1.4%	0.8%	0.9%	5.4%	—%	0.2%
Volatility:	80%	63%	63%	53%	—%	68%
Expected term (in years):	4.6	6	6	0.4	0.0	1.3
Stock Options
The Compensation Committee of the Board of Directors determines eligibility, vesting schedules and exercise prices for options granted. Options granted under the 2009 Plan and previous plans generally have a term of ten years, and in the case of new hires, generally vest and become exercisable at the rate of 33.3% after one year and ratably on a monthly basis over a period of 24 months thereafter. Subsequent option grants to existing employees generally have the same terms.
A summary of stock option activity for the years ended December 31, 2014 and 2013 is presented below (dollars and shares in thousands, except per share data):

	Stock Options Outstanding	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2012	4,282	$10.25
Granted	425	2.10
Exercised	(38)	2.68
Cancelled	(736)	10.21
Options outstanding December 31, 2013	3,933	$9.45
Granted	1,658	2.92
Exercised	(89)	2.17
Cancelled	(2,437)	10.52
Balance December 31, 2014	3,065	$5.27	4.92 years	$1,022
Options Exercisable, December 31, 2014	1,769	$6.80	4.99 years	$449
The total intrinsic value of options exercised to purchase common stock during the years ended December 31, 2014, 2013 and 2012 was approximately $96,000, $44,000 and $0, respectively. As of December 31, 2014, total unrecognized share-based compensation cost related to unvested stock options was $1,777,000, which is expected to be recognized over a weighted average period of approximately 2.7 years. The total fair value of option awards recognized as expense during the years ended December 31, 2014, 2013 and 2012 was approximately $776,000, $0.8 million and $1.7 million, respectively. The weighted average fair value of option awards granted during years ended December 31, 2014, 2013 and 2012 was $1.48, $1.20 and $1.97, respectively.
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
During 2014, the Compensation Committee of the Board of Directors, pursuant to the 2009 Plan, awarded employees a total of 2,658,956 RSUs at fair values ranging from $1.60 per share to $3.55 per share. Generally, one-third of the shares underlying each grant become issuable on the anniversary of each grant date, assuming continued employment with the Company through such date. Based on the fair value of the Company’s common stock price at the grant dates, the Company estimated the aggregate fair value of these awards at approximately $5.7 million. The estimated fair value of these awards is being amortized to compensation expense for each grant on a straight-line basis over the estimated service period.
During 2013, the Compensation Committee of the Board of Directors, pursuant to the 2009 Plan, awarded employees a total of 447,703 RSUs at fair values ranging from $1.74 per share to $4.17 per share. Generally, one-third of the shares underlying each grant become issuable on the anniversary of each grant date, assuming continued employment with the Company through such date. Based on the fair value of the Company’s common stock price at the grant dates, the Company estimated the aggregate fair value of these awards at approximately $0.9 million. The estimated fair value of these awards is being amortized to compensation expense for each grant on a straight-line basis over the estimated service period.
During 2012, the Compensation Committee of the Board of Directors, pursuant to the 2009 Plan, awarded employees a total of 1,015,638 RSUs at fair values ranging from $1.28 per share to $3.58 per share. Generally, one-third of the shares underlying each grant become issuable on the anniversary of each grant date, assuming continued employment with the Company through such date. Based on the fair value of the Company’s common stock price at the grant dates, the Company estimated the aggregate fair value of these awards at approximately $3.4 million. The estimated fair value of these awards is being amortized to compensation expense for each grant on a straight-line basis over the estimated service period.
A summary of restricted stock unit activity for the year ended December 31, 2014 is presented below (shares in thousands):

Shares
Non-vested at December 31, 2013	1,108
Granted	2,659
Vested	(1,207)
Forfeited	(931)
Non-vested at December 31, 2014	1,629
As of December 31, 2014, there was $3.0 million of unrecognized compensation expense related to non-vested RSUs. That expense is expected to be recognized over a weighted average period of 2.7 years. The total fair value of RSUs recognized as expense during the years ended December 31, 2014, 2013 and 2012 was $2.9 million, $2.6 million and $3.4 million, respectively.
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
The Company reinstated the ESPP program effective as of August 16, 2014. The reinstated ESPP authorizes the Company to issue 1,500,132 shares of common for purchase by eligible employees.
During the years ended December 31, 2014, 2013 and 2012, the Company issued 114,791 shares, 0 shares and 1,086,837 shares, respectively, under the ESPP. During the years ended December 31, 2014, 2013 and 2012, the Company received $192,000, $0 and $1.6 million, respectively, in cash through employee withholdings.

The total fair value of ESPP awards recognized as expense during the years ended December 31, 2014, 2013 and 2012 was $101,000, $0 and $1.4 million, respectively.
10. Securities Purchase Agreement
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
Certain terms of the Warrant and the Series C Preferred Stock were dependent upon the approval by the Company’s stockholders of (i) an increase in the total number of authorized shares of common stock to 100,000,000 shares and (ii) the issuance and sale of the securities pursuant to the Purchase Agreement (including the issuance of all shares of common stock issuable upon the full conversion of the Series C Preferred Stock issued pursuant to the Purchase Agreement and the full exercise of the Warrant) and any change of control that may be deemed to occur as a result of such issuance and sale pursuant to the applicable rules of The NASDAQ Stock Market LLC (together, the “Stockholder Approval”). This Stockholder Approval was obtained on November 17, 2014, at a Special Meeting of the Company's stockholders.
In connection with the issuance of 7,363,334 shares of common stock to the Investor, the Company unreserved 1,651,455 shares of common stock previously approved for issuance pursuant to the Company’s 2009 Omnibus Incentive Compensation Plan and 1,300,000 shares of common stock previously approved for issuance pursuant to the Company’s 2000 ESPP. Accordingly, these shares were not available for grants under the respective plans until the Company’s Stockholders approved an increase in the total number of authorized shares of common stock.
Warrant
In connection with the above transaction the Company issued a Warrant to purchase 4,117,647 shares of common stock at an exercise price of $2.26 per share to the Investor. Pursuant to the terms of the Warrant, the Warrant will generally only be exercisable on a cash basis. However, the Warrant may be exercisable on a cashless basis if and only if a registration statement relating to the issuance of the shares underlying the Warrant is not then effective or an exemption from registration is not available. Subject to certain limitations, the Warrant will be exercisable into shares of common stock during the period commencing on March 8, 2015 and ending on September 8, 2019, the expiration date of the Warrant. The Warrant may be exercised by surrendering to the Company the warrant certificate evidencing the Warrant to be exercised with the accompanying exercise notice, appropriately completed, duly signed and delivered, together with cash payment of the exercise price, if applicable.
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
Due to insufficient authorized shares to satisfy the exercise of the instrument in full at the time of issuance, the Company determined that the instrument should be treated as a derivative instrument as of September 30, 2014. Liability classification was required because share settlement was not within the control of the Company and the Warrant was not considered to be “indexed to the company’s own stock” and therefore did not qualify for the exemptions provided by ASC 815.
On November 17, 2014, at a Special Meeting of the Stockholders the Company received Stockholder Approval to increase the number of authorized shares of the Company's common stock from 50,000,000 shares to 100,000,000 shares, and accordingly, the Company marked to fair value the above described Warrant instrument and then reclassified that fair value of $8,219,000 to additional paid-in-capital.
Because the Warrant has no comparable market data to determine fair value, the Company hired an independent valuation firm to assist with the valuation of the Warrant. The primary factors used to determine the fair value include: (i) the fair value of the Company’s common stock; (ii) the volatility of the Company’s common stock; (iii) the risk free interest rate; (iv) the estimated likelihood and timing of exercise; and (v) the estimated likelihood and timing of a future financing arrangement.

Increases in the market value of the Company’s common stock and volatility, which have the most impact on the fair value of the Warrant, would cause the fair value of the Warrant to change. Because of the significant unobservable inputs used to calculate fair value the Company has classified the Warrant as a Level 3 measurement. The Warrant was measured at fair value on a recurring basis including a final remeasurement immediately preceding its reclassification to additional paid-in-capital on November 17, 2014. Unrealized gains and losses on items measured at fair value are recognized in earnings as other income/(expense). The Company incurred an expense of $3.3 million for the twelve months ended December 31, 2014 related to the Warrant as a result of an increase in the market value of the Company’s common stock.
The following table shows the change to the fair value of the Warrant during the twelve months ended December 31, 2014 (in thousands):

Warrant Derivative Liability
Balance at September 8, 2014 (Transaction Date)	$4,939
Change in fair value	3,280
Balance at November 17, 2014 (Shareholder Approval Date)	8,219
Reclassification to additional paid-in-capital	(8,219)
Ending balance at December 31, 2014	$—
Contingently Redeemable Convertible Series C Preferred Stock
In connection with the Financing the Company issued 87,196 shares of Series C Preferred Stock at $17.50 per share, initially convertible, subject to adjustments, into 871,960 shares of common stock.
On November 17, 2014, at a Special Meeting of the Stockholders, the Company received stockholder approval to increase the number of authorized shares of the Company's common stock from 50,000,000 shares to 100,000,000 shares and each share of Series C Preferred Stock then outstanding automatically converted into the number of shares of common stock by the conversion rate then in effect. Accordingly, each share of Series C Preferred Stock was converted into ten shares of common stock and upon conversion the Company reclassified the Series C Preferred Stock out of mezzanine equity into permanent equity and recognized a beneficial conversion feature ("BCF") of $445,000 in equity due to the resolution of the contingent BCF embedded within the Series C Preferred Stock.

11. Income Taxes
Income (loss) before taxes for the years ended December 31, 2014, 2013 and 2012 is comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$(39,513)	$(44,142)	$(88,945)
Foreign	408	812	290
Loss before taxes	$(39,105)	$(43,330)	$(88,655)

The provision (benefit) for income taxes for the years ended December 31, 2014, 2013 and 2012 is comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$(248)	$—
State	21	33	29
Foreign	16	(229)	74
Total Current	37	(444)	103
Deferred:
Federal	—	53	14
State	—	—	—
Foreign	87	474	494
Total Deferred	87	527	508
Provision or income taxes	$124	$83	$611
The Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Accrued expenses	$4,566	$11,292
Inventory obsolescence provision	2,352	3,539
Depreciation and amortization	4,137	4,136
Deferred rent	555	559
Net operating loss and tax credit carryforwards	76,346	55,010
Stock-based compensation	1,910	4,518
Unrecognized tax benefits	1,296	1,190
Deferred tax assets	91,162	80,244
Deferred tax liabilities:
Amortization of acquired intangibles	(388)	(699)
Net deferred tax assets	90,774	79,545
Valuation allowance	(90,774)	(79,458)
Net deferred tax assets	$—	$87
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
After a review of the four sources of taxable income described above and after being in a three year cumulative loss position at the end of 2014, the Company recognized a full valuation allowance.
During 2014 and 2013, the Company recognized valuation allowances of $11.3 million and $15.6 million, related to its U.S.-based and Canadian deferred tax assets created in those respective years. As a result, no net income tax benefits resulted in the Company’s statements for operations from the operating losses created during those years.
At December 31, 2014, the deferred tax asset valuation allowance consisted of $86.0 million relating to the Company’s domestic deferred tax assets and $4.8 million related to the Company’s Canadian deferred tax assets. At December 31, 2013, the valuation allowance consisted of $74.7 million relating to the Company’s domestic deferred tax assets and $4.7 million related to the Company’s Canadian deferred tax assets.
The provision (benefit) for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 34% in 2014, 2013 and 2012 to income (loss) before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal tax benefit, at statutory rate	$(13,447)	$(14,732)	$(30,142)
State benefit, net of federal benefit	(1,054)	(922)	(757)
Change in valuation allowance	11,316	15,577	27,486
Change in fair value of warrant	1,203	—	—
Beneficial conversion feature	163	—	—
Research and development credits	3	(1,084)	(856)
Share-based compensation	2,402	2,433	1,616
Uncertain tax positions	(62)	(307)	(46)
Goodwill impairment	—	—	3,700
Change in state apportionment	(347)	(767)	—
Other	(53)	(115)	(390)
	$124	$83	$611
At December 31, 2014, the Company has U.S. federal net operating loss carryforwards of approximately $174.3 million. Federal net operating loss carryforwards expire at various dates from 2029 through 2034. The Company has California net operating loss carryforwards of approximately $67.1 million, which expire at various dates from 2017 through 2034. The Company has California research and development tax credit carryforwards of approximately $5.4 million. The California tax credits have no expiration date. The Company also has federal research and development tax credit carryforwards of approximately $4.3 million. The federal tax credits expire at various dates from 2027 through 2034.
Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company is in the process of completing an IRC Section 382/383 analysis and expects to have this analysis completed within the next three months. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.
It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.
The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. During the years ended December 31, 2014 and 2013, the Company recognized approximately $61,000 and $71,000, respectively, of income tax benefit plus $0 and $236,000, respectively, of associated interest due to expiration of the applicable statutes of limitations applicable to certain tax years. As of December 31, 2014 and 2013, the total liability for unrecognized tax benefits was $0 and $61,000, respectively, and is included in other long-term liabilities.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Amount
Unrecognized tax benefits balance at December 31, 2012	$33,220
Increases related to current and prior year tax positions	2,653
Settlements and lapses in statutes of limitations	(373)
Unrecognized tax benefits balance at December 31, 2013	35,500
Increases related to current and prior year tax positions	204
Settlements and lapses in statutes of limitations	(61)
Unrecognized tax benefits balance at December 31, 2014	$35,643
There are no tax benefits that, if recognized, would affect the effective tax rate that are included in the balances of unrecognized tax benefits at December 31, 2014.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2014, the same as in 2013, the Company recorded $0 of accrued interest related to uncertain tax positions.
The Company and its subsidiaries file U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. In the fourth quarter of 2014, the Company reduced its uncertain tax liability by approximately $61,000, due to the expiration of the statute of limitations applicable to the 2009 taxable year. The Company is also subject to various federal income tax examinations for the 2003 through 2013 calendar years due to the availability of net operating loss carryforwards. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.

12. Commitments and Contingencies
Operating Leases
The Company leases its office space and certain equipment under non-cancellable operating leases with various terms through 2017. The minimum annual rent on the Company’s office space is subject to increases based on stated rental adjustment terms, property taxes and operating costs and contains rent concessions. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Rental expense under operating leases in 2014, 2013 and 2012 was $3.0 million, $4.1 million and $4.5 million, respectively. The Company’s office space lease contains incentives in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements incurred by the Company which are recorded to rent expense on a straight-line basis over the term of the lease.
The minimum future lease payments under non-cancellable operating leases as of December 31, 2014 are as follows (in thousands):

For the Period Ending December 31,	Amount
2015	$2,744
2016	2,749
2017	537
2018	436
2019	433
Thereafter	221
Total minimum lease payments	$7,120

Committed Purchase Orders
The Company has entered into purchase commitments totaling approximately $55.0 million with certain contract manufacturers under which the Company has committed to buy a minimum amount of designated products between January 2015 and December 2015. In certain of these agreements, the Company may be required to acquire and pay for such products up to the prescribed minimum or forecasted purchases.
Employee Retention Matters
In connection with the Company’s turnaround efforts, and to retain and encourage employees to assist the Company with its efforts, the Company's Compensation Committee approved an all-employee retention bonus plan ("2014 Retention Bonus Plan") based on achieving certain financial and cash targets. The financial metrics must be met for two consecutive quarter periods during the three quarter periods ending March 31, 2015. At December 31, 2014, the Company accrued approximately $5.5 million of the maximum total target bonus expense based on the Company's financial results for the quarter ended December 31, 2014 and the assessment of the probability of the achievement of the remaining metrics in March 31, 2015. The bonus is being recognized over the requisite service period and the total estimated expense under the 2014 Retention Bonus Plan is $11.0 million in the event the remaining metrics are achieved on March 31, 2015.
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
On June 23, 2014, the Court entered its judgment approving a final settlement agreement with respect to the Litigation. The settlement agreement does not admit any liability, and the Company and the individual defendants continue to deny any and all liability. Under the terms of the settlement agreement, the plaintiff class agreed to settle all claims asserted in the Litigation and granted the defendants and released parties a full and complete release in exchange for (i) a cash payment of $6.0 million to the plaintiff’s class, approximately $1.7 million of which was to be funded by the Company’s insurers, (ii) the issuance of unrestricted and freely tradable shares of the Company’s stock with an aggregate value of $5.0 million and (iii) the issuance of a $5.0 million secured promissory note, which such note shall having a 30-month maturity, carrying interest at 5% per annum, payable quarterly, and being secured by the accounts receivable of the Company.
On July 1, 2014, the Company and the individual defendants filed a motion to amend the judgment entered on June 23, 2014, specifically requesting the Court to amend the effective date of such judgment to June 20, 2014 - the date the court held the final approval hearing. The Court granted this motion on July 8, 2014, and the judgment date was deemed entered on June 20, 2014.
On July 8, 2014, the Company funded the cash portion of the settlement with $4.3 million of Company cash and $1.7 million previously funded into escrow by the Company’s insurers. On July 17, 2014, the Company issued 2,407,318 unrestricted shares of the Company’s common stock to the class members in satisfaction of the $5.0 million stock payment. The Company also issued a $5.0 million secured promissory note on July 8, 2014, which was paid off by the Company during the fourth quarter of 2014.
On November 17, 2014, the Court granted Plaintiff’s motion to enforce the Settlement and the Court agreed with the Plaintiffs to use an intra-day trading price of the Company's stock for valuation purposes and not the closing price, and accordingly, the Company owed $789,600 which was paid by the Company on December 16, 2014.
As of December 31, 2014, there were no further liabilities accrued in connection with the Litigation.
Credit Facility
On October 31, 2014, the Company and one of its subsidiaries entered into the Revolver with Wells Fargo Bank, National Association. The amount of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of a specified percentage of eligible receivables. If, at any time during the term of the Revolver, the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect or the maximum revolver amount of

$25.0 million, the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. the Revolver includes $3.0 million of availability for letters of credit. At December 31, 2014, the balance of the revolving credit facility was approximately $5.2 million and the Company had available borrowings of approximately $12.1 million. At December 31, 2014, the Company was in compliance with all financial covenants contained in the credit agreement. (see Note 6)
Under the terms of the Revolver, we are prohibited from declaring or paying any cash dividends on our common stock.
On November 19, 2014, the Company terminated its existing margin credit facility with one of the banks that held the Company's marketable securities. Borrowings under this facility were collateralized by the Company's cash and cash equivalents and marketable securities on deposit at the bank. During the twelve months ended December 31, 2014, the Company did not borrow against the facility and had no outstanding borrowings under this facility at December 31, 2014.

13. Segment Information and Concentrations of Risk
Segment Information
The Company operates in the wireless broadband technology industry and senior management makes decisions about allocating resources based on the following reportable segments:
The Mobile Computing Products segment includes the Company's MiFi brand of Intelligent Mobile Hotspot devices, USB modems and embedded modules that enable data transmission and services via cellular wireless networks. All products within the segment represent a single product family.
The M2M Products and Solutions segment includes the Company's M2M embedded modules, integrated M2M communications devices and our service delivery platform, the N4ATM DM and N4ATM CMS that provides easy device management and service enablement.
Segment net revenues and segment operating losses represent the primary financial measures used by senior management to assess performance and include the net revenues, cost of net revenues, sales and other operating expenses for which management is held accountable. Segment operating expenses include sales and marketing, research and development, general and administrative and amortization expenses that are directly related to individual segments. Segment losses also include acquisition-related costs, purchase price amortization, impairment charges, restructuring and integration costs.
The table below presents net revenues from external customers, operating loss and identifiable assets for our reportable segments (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net revenues by reportable segment:
Mobile Computing Products	$145,500	$297,499	$312,508
M2M Products and Solutions	39,745	37,554	31,780
Total	$185,245	$335,053	$344,288
Operating loss:
Mobile Computing Products	$(23,339)	$(27,939)	$(22,924)
M2M Products and Solutions	(12,234)	(15,282)	(65,819)
Total	$(35,573)	$(43,221)	$(88,743)

	Year Ended December 31,
	2014	2013
Identifiable assets by reportable segment:
Mobile Computing Products	$79,368	$96,516
M2M Products and Solutions	15,652	14,949
Total	$95,020	$111,465
The Company has operations in the United States, Canada, Europe, Latin America and Asia. The following table details the geographic concentration of the Company’s assets in the United States, Canada, Europe, Latin America and Asia (in thousands):

	Year Ended December 31,
	2014	2013
United States	$91,843	$108,932
Canada	587	808
Europe, Latin America and Asia	2,590	1,725
	$95,020	$111,465
The following table details the Company’s concentration of net revenues by geographic region based on shipping destination:

	Year Ended December 31,
	2014	2013	2012
United States and Canada	91.2%	95.6%	93.1%
Latin America	1.0	0.8	2.4
Europe, Middle East, Africa and other	6.6	3.4	4.1
Asia and Australia	1.2	0.2	0.4
	100.0%	100.0%	100.0%
Concentrations of Risk
Substantially all of the Company’s net revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s customers would have an adverse effect on the Company’s results of operations and financial condition.
A significant portion of the Company’s net revenues come from a small number of customers. One customer accounted for 51.6% , 58.0% and 57.5% of 2014, 2013 and 2012 net revenues, respectively. All significant customers are included in the Company’s Mobile Computing Products segment.
A significant portion of the Company’s accounts receivables comes from a small number of customers. At December 31, 2014, the Company had one customer who accounted for 46.1% of total accounts receivable. At December 31, 2013, the Company had three customers who accounted for 24.5%, 12.6% and 12.0% of total accounts receivable.
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

14. Retirement Savings Plan
The Company has a defined contribution 401(K) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. Effective August 1, 2014, the Company suspended its matching program. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions under the plan amounted to approximately $579,000, $1.0 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Employer matching contributions vest over a two-year period. The Company has a registered retirement savings plan for its Canadian employees. Substantially all of the Company’s Canadian employees are eligible to participate in this plan. Employees make discretionary contributions to the plan subject to local limitations. Employer contributions to the Canadian plan amounted to approximately $26,000, $157,000 and $232,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
15. Restructuring
In September 2013, the Company commenced certain restructuring initiatives (“2013 Initiatives”) including the closure of the Company’s development site in Calgary, Canada, and the consolidation of certain supply chain management activities. During February and March 2014, the Company commenced additional reduction in force initiatives resulting in headcount reductions of 41 employees and 21 employees, respectively, and during June 2014 a further headcount reduction of five employees at its Calgary, Canada site.
In connection with the 2013 Initiatives and for the twelve months ended December 31, 2014, the Company recorded restructuring charges of $2.9 million, which consisted of $1.7 million in employee severance costs and $1.2 million in facility exit related costs related to ongoing assessment of estimates of the timing and amounts of sublease income.

Total restructuring charges incurred to date relating to the 2013 Initiatives discussed above, are approximately $6.2 million, including restructuring charges recorded during the year ended December 31, 2013 of approximately $3.3 million.
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
In June 2014, the Company commenced certain restructuring initiatives relating to the reorganization of executive level management (“2014 Initiatives”), which included among other actions the replacement of the former Chief Executive Officer with the current Chief Executive Officer. In connection with the 2014 Initiatives, and for the twelve months ended December 31, 2014, the Company recorded restructuring charges of approximately $4.9 million, including approximately $1.3 million related to the accelerated vesting of all of former Chief Executive Officer's restricted stock units and options which vested immediately upon his departure.
The following table sets forth activity in the restructuring liability for the twelve months ended December 31, 2014 (in thousands):

	2013 Initiatives		2014 Initiatives
	Employee Severance Costs	Facility Exit Related Costs	Employment Contract Costs	Share-based Compensation Costs	Total
Balance at December 31, 2013	$—	$881	$—	$—	$881
Accruals	1,713	1,170	3,579	1,298	7,760
Payments	(1,713)	(1,819)	(1,828)	—	(5,360)
Share-based compensation	—	—	—	(1,298)	(1,298)
Balance at December 31, 2014	$—	$232	$1,751	$—	$1,983
The balance of the restructuring liability at December 31, 2014 consists of approximately $1.9 million in current liabilities and $60,000 in non-current liabilities. The balance of the restructuring liability at December 31, 2014 is anticipated to be fully distributed by the end of 2016, at the expiration of the Company’s facility lease in San Diego.

16. Quarterly Financial Information (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2014 and 2013.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2014
Net revenues	$48,284	$37,270	$44,330	$55,361
Gross profit	10,068	3,987	10,486	12,506
Net loss attributable to common shareholders	(8,981)	(17,415)	(8,832)	(4,446)
Basic net loss per common share	(0.26)	(0.51)	(0.23)	(0.10)
Diluted net loss per common share	(0.26)	(0.51)	(0.23)	(0.13)
2013
Net revenues	$85,921	$91,124	$92,673	$65,335
Gross profit	16,848	19,024	20,383	12,039
Net loss attributable to common shareholders	(9,122)	(7,892)	(5,093)	(21,306)
Basic and diluted net loss per common share	(0.27)	(0.23)	(0.15)	(0.63)

SCHEDULE II
NOVATEL WIRELESS, INC.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2014, 2013 and 2012 (in thousands):

	Balance At Beginning of Year	Additions Charged to Operations	Deductions From Reserves	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2014	$2,449	$86	$2,318	$217
December 31, 2013	627	1,936	114	2,449
December 31, 2012	245	439	57	627
Warranty:
December 31, 2014	2,244	1,345	2,393	1,196
December 31, 2013	2,329	5,055	5,140	2,244
December 31, 2012	1,525	6,261	5,457	2,329
Deferred Tax Asset Valuation Allowance:
December 31, 2014	79,458	11,316	—	90,774
December 31, 2013	63,881	15,577	—	79,458
December 31, 2012	36,395	27,486	—	63,881
Sales Returns and Allowances:
December 31, 2014	727	—	572	155
December 31, 2013	911	196	380	727
December 31, 2012	545	497	131	911

EXHIBIT INDEX
The following Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number	Description

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

3.4**	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

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

3.7	Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 8, 2014).

3.8	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 19, 2015).

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

4.5
Stipulation of Settlement, dated January 31, 2014 and effective as of June 20, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed August 8, 2014).

4.6	Promissory Note, dated July 3, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed August 8, 2014).

4.7	Security Agreement, dated July 3, 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed August 8, 2014).

4.8
Final Judgment and Order of Dismissal With Prejudice, dated June 23, 2014 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed August 8, 2014).

4.9
Order Granting Motion to Amend the Judgment Date, dated July 8, 2014 (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed August 8, 2014).

Exhibit Number	Description

4.10
Warrant to Purchase Common Stock issued to HC2 Holdings 2, Inc., dated September 8, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 8, 2014).

4.11
Investors’ Rights Agreement, dated September 8, 2014, by and between Novatel Wireless, Inc. and HC2 Holdings 2, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed September 8, 2014).

10.1
Credit and Security Agreement, dated as of October 31, 2014, by and among Novatel Wireless, Inc. and Enfora, Inc., as Borrowers, and Wells Fargo Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 6, 2014).

10.2
Purchase Agreement, dated September 3, 2014, by and between Novatel Wireless, Inc. and HC2 Holdings 2, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 8, 2014).

10.3
Memorandum of Understanding: In re Novatel Wireless Secs. Litig., Civil Action No. 08-CV-01689-AJB (RBB) United States District Court for the Southern District of California, executed December 6, 2013 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed March 12, 2014).

10.4
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

10.5
Confirmation Letter, dated July 3, 2014, by and among the Company and each of Cobb H. Sadler, Edward T. Shadek, Robert Ellsworth, Maguire Financial, LP, a Delaware limited partnership, Maguire Asset Management, LLC, a Delaware limited liability company, and Timothy Maguire (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 10, 2014).

10.6*
Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000 as amended).

10.7*
Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.8*
Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.9*
Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.10*
Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.11*
Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.12*
Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.13*	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed May 2, 2011).

10.14*
Form of Restricted Share Award Agreement for restricted stock granted to non-employee directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.15*
Form of Restricted Share Award Agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

Exhibit Number	Description

10.16*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 6, 2014).

10.17*
Form of Change of Control Letter Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 16, 2004).

10.18*	2009 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed October 14, 2014).

10.19*	2009 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed April 30, 2013).

10.20*	2010 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 13, 2010).

10.21*	2011 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 9, 2011).

10.22*	2012 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2012).

10.23*	2013 Senior Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 22, 2013).

10.24**	2014 Retention Bonus Plan.

10.25*
Employment Agreement, dated November 2, 2007, by and between Peter V. Leparulo and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007).

10.26*
Letter Agreement, dated as of April 29, 2014, by and between the Company and Peter V. Leparulo (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed May 6, 2014).

10.27*
Form of Severance Agreement between Novatel Wireless, Inc. and each of Kenneth G. Leddon and Robert M. Hadley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 2, 2010).

10.28*	Employment Agreement, dated August 4, 2014, by and between the Company and Alex Mashinsky (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 6, 2014).

10.29*
Offer Letter, dated November 2, 2014, by and between Novatel Wireless, Inc. and Alex Mashinsky (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 6, 2014).

10.30*
Offer letter, effective September 2, 2014, by and between the Company and Michael Newman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 4, 2014).

10.31*
Change in Control and Severance Agreement, effective September 2, 2014, by and between the Company and Michael Newman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 4, 2014).

21	Subsidiaries of Novatel Wireless, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 12, 2014).

23.1**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney (See signature page).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101**
The following financial statements and footnotes from the Novatel Wireless, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement

**	Filed herewith