Form 10-Q
period 2015-03-31
NOVATEL WIRELESS INC
filed 2015-05-11
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒
The number of shares of the registrant’s common stock outstanding as of May 4, 2015 was 50,126,853.

As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Novatel Wireless” refer to Novatel Wireless, Inc., a Delaware corporation, and its wholly owned subsidiaries.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. These forward-looking statements speak only as of the date of this report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include those related to:

•	our ability to compete in the market for wireless broadband data access products and machine-to-machine (“M2M”) products;

•	our ability to develop and timely introduce new products successfully;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	our ability to integrate the operations of Feeney Wireless, LLC (“FW”) or any business, products, technologies or personnel that we may acquire in the future;

•	our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to procure components and manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	our ability to be cost competitive while meeting time-to-market requirements for our customers;

•	our ability to meet the product performance needs of our customers in both mobile broadband and M2M markets;

•	demand for broadband wireless access to enterprise networks and the Internet;

•	our dependence on wireless telecommunication operators delivering acceptable wireless services;

•	the outcome of pending or future litigation, including intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development and sale of our products;

•	the introduction of new products that could contain errors or defects;

•	doing business abroad, including foreign currency risks;

•	our ability to make focused investments in research and development; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business

•	the success of our acquisitions, such as FW, depends in part on our retention and integration of key personnel from the acquired company or business; and

•
acquisitions of privately held companies, such as FW, are particularly challenging because their prior practices in these areas may not meet the requirements of the Sarbanes-Oxley Act and public accounting standards. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial position.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.
Trademarks
“Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MiFi OS”, “MiFi Powered”, “MiFi Home”, “MobiLink”, “Ovation”, “Expedite” and “MiFi Freedom. My Way.” are trademarks or registered trademarks of Novatel Wireless, Inc. “Enfora”, the Enfora logo, “Spider”, “Enabling Information Anywhere”, “Enabler” and “N4A” are trademarks or registered trademarks of Enfora, Inc.. “FW” and the Feeney Wireless logo are trademarks or registered trademarks of Feeney Wireless, LLC. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,370	$17,853
Accounts receivable, net of allowance for doubtful accounts of $230 at March 31, 2015 and $217 at December 31, 2014	33,696	24,213
Inventories	46,320	37,803
Prepaid expenses and other	7,519	7,912
Total current assets	96,905	87,781
Property and equipment, net of accumulated depreciation of $70,051 at March 31, 2015 and $68,449 at December 31, 2014	5,061	5,279
Intangible assets, net of accumulated amortization of $14,322 at March 31, 2015 and $14,050 at December 31, 2014	21,817	1,493
Goodwill	1,776	—
Other assets	434	467
Total assets	$125,993	$95,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,545	$34,540
Accrued expenses	31,996	23,844
Total current liabilities	70,541	58,384
Revolving credit facility	7,158	5,158
Other long-term liabilities	16,105	932
Total liabilities	93,804	64,474
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 100,000 shares authorized, 49,937 and 45,742 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	50	46
Additional paid-in capital	451,130	466,665
Accumulated deficit	(418,991)	(411,165)
	32,189	55,546
Treasury stock at cost; 0 common shares at March 31, 2015 and 2,436 common shares at December 31, 2014	—	(25,000)
Total stockholders’ equity	32,189	30,546
Total liabilities and stockholders’ equity	$125,993	$95,020
See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenues	$53,494	$48,284
Cost of net revenues	40,860	38,216
Gross profit	12,634	10,068
Operating costs and expenses:
Research and development	10,758	8,618
Sales and marketing	4,224	3,995
General and administrative	5,364	5,076
Amortization of purchased intangible assets	167	140
Restructuring charges	(164)	1,166
Total operating costs and expenses	20,349	18,995
Operating loss	(7,715)	(8,927)
Other income (expense):
Interest income (expense), net	(74)	15
Other expense, net	(17)	(44)
Loss before income taxes	(7,806)	(8,956)
Income tax provision	20	25
Net loss	$(7,826)	$(8,981)
Per share data:
Net loss per share:
Basic and diluted	$(0.17)	$(0.26)
Weighted average shares used in computation of basic and diluted net loss per share:
Basic and diluted	46,262	34,172

See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(7,826)	$(8,981)
Unrealized gain on cash equivalents and marketable securities, net of tax	—	1
Total comprehensive loss	$(7,826)	$(8,980)

See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,826)	$(8,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,247	2,125
Provision for bad debts, net of recoveries	(41)	30
Provision for excess and obsolete inventory	206	180
Share-based compensation expense	790	477
Non-cash income tax benefit	—	(6)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(6,111)	9,928
Inventories	1,449	2,484
Prepaid expenses and other assets	1,152	2,418
Accounts payable	(3,601)	(1,175)
Accrued expenses, income taxes, and other	5,602	(2,085)
Net cash provided by (used in) operating activities	(7,133)	5,395
Cash flows from investing activities:
Acquisition, net of cash acquired	(9,063)	—
Purchases of property and equipment	(111)	(513)
Purchases of intangible assets	(224)	—
Marketable securities maturities / sales	—	6,564
Net cash provided by (used in) investing activities	(9,398)	6,051
Cash flows from financing activities:
Proceeds from the exercise of warrant to purchase common stock	8,644	—
Borrowings on revolving credit facility	2,000	—
Payoff of acquisition-related assumed liabilities	(2,633)	—
Principal repayments of short-term debt	—	(2,268)
Proceeds from stock option exercises and ESPP, net of taxes paid on vested restricted stock units	66	(217)
Net cash provided by (used in) financing activities	8,077	(2,485)
Effect of exchange rates on cash and cash equivalents	(29)	(45)
Net increase (decrease) in cash and cash equivalents	(8,483)	8,916
Cash and cash equivalents, beginning of period	17,853	2,911
Cash and cash equivalents, end of period	$9,370	$11,827
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$36	$6
Income taxes	$2	$64

See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at March 31, 2015 and the results of the Company’s operations for the three months ended March 31, 2015 and 2014 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Segment Information
In the first quarter of fiscal year 2015, the Company and its Chief Operating Decision Maker (the “CODM”) completed a reassessment of the Company's operations in light of a series of restructuring efforts, organizational transformation and reporting changes, including the hiring of a new CEO and CFO. As a result of this reassessment, the Company has consolidated the Mobile Computing and M2M divisions into one reportable segment. The current CEO, who is also the CODM, evaluates the business as a single entity and reviews financial information and makes business decisions based on the overall results of the business. As a result, the Company no longer identifies separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, royalty costs, fair value of warrants, accruals relating to litigation, restructuring, valuation of retention bonus payments, provision for warranty costs, income taxes and share-based compensation expense.
Intangible Assets
Intangible assets include purchased definite-lived and indefinite-lived intangible assets resulting from the acquisitions of Feeney Wireless, LLC and Enfora, Inc. (“Enfora”), along with the costs of non-exclusive and perpetual worldwide software technology licenses. Definite-lived intangible assets, including software technology licenses, are amortized on an accelerated basis or on a straight-line basis over the estimated useful lives of the assets, depending on the anticipated utilization of the asset. License fees are amortized on a straight-line basis over the shorter of the term of the license or an estimate of their useful life, ranging from one to three years. Developed technologies are amortized on a straight-line basis over their useful lives, ranging from five to eight years. Customer relationships, trademarks and trade names are amortized on a straight-line basis over ten years. Indefinite-lived assets are not amortized; however, they are tested for impairment annually and between annual tests if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of an indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If indefinite-lived intangible assets are quantitatively assessed for impairment, a two-step approach is applied. First, the Company compares the estimated fair value of the indefinite-lived intangible asset to its carrying value. The second step, if necessary, measures the amount of such impairment by comparing the implied fair value of the asset to its carrying value. No impairment of indefinite-lived intangible assets was recognized during the three months ended March 31, 2015.

Derivative Financial Instruments
The Company evaluates stock options, stock warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as an asset or liability. In the event that the fair value is recorded as an asset or liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion, exercise or expiration of a derivative financial instrument, the instrument is marked to fair value and then that fair value is reclassified to equity.
Acquisitions
When acquiring companies, the Company recognizes separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company's estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of operations.
Accounting for business combinations requires the Company's management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support liabilities assumed, and pre-acquisition contingencies. Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based in part on historical experience, market data and information obtained from the management of the acquired companies and are inherently uncertain.
Examples of critical estimates in valuing certain of the intangible assets the Company has acquired include but are not limited to: (i) future expected cash flows from customer relationships; (ii) estimates to develop or use technology; and (iii) discount rates.
If the Company determines that a pre-acquisition contingency is probable in nature and estimable as of the acquisition date, the Company records its best estimate for such a contingency as a part of the preliminary fair value allocation. The Company continues to gather information for and evaluate pre-acquisition contingencies throughout the measurement period and if the Company makes changes to the amounts recorded or if the Company identifies additional pre-acquisition contingencies during the measurement period, such amounts will be included in the fair value allocation during the measurement period and, subsequently, in the Company's results of operations.
The Company may be required to pay future consideration to the former shareholders of acquired companies, depending on the terms of the applicable purchase agreements, which may be contingent upon the achievement of certain financial and operating targets, as well as the retention of key employees. If the future consideration is considered to be compensation, amounts will be expensed when incurred.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB, which are adopted by the Company as of the specified date. Unless otherwise discussed, management believes the impact of recently issued standards, some of which are not yet effective, will not have a material impact on its condensed consolidated financial statements upon adoption.
In February 2015, the FASB issued Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The standard affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. The Company is currently assessing the impact of this new guidance.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The standard eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual in nature and occur infrequently. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply this ASU prospectively. A reporting entity may also apply this ASU retrospectively to all periods presented in the financial statements. The Company is currently assessing the impact of this new guidance.

2. Acquisitions
Feeney Wireless, LLC
On March 27, 2015, the Company acquired all of the issued and outstanding shares of R.E.R Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC, an Oregon limited liability company (“FW”). FW, a privately-held company headquartered in Eugene, Oregon, develops and sells solutions for the Internet of Things that integrate of wireless communications into business processes. This strategic acquisition expands the Company’s product and solutions offerings to include private labeled cellular routers, in-house designed and assembled cellular routers, high-end wireless surveillance systems, modems, computers and software, along with associated hardware, purchased from major industry suppliers. Additionally, FW’s services portfolio includes consulting, systems integration and device management services.
During the three months ended March 31, 2015, the Company incurred $0.9 million in costs and expenses related to the Company's acquisition of FW that are included in general and administrative expenses in the condensed consolidated statement of operations.
Purchase Price
The total preliminary purchase price was approximately $24.8 million and included cash payments at closing of approximately $9.3 million, $1.5 million of which was placed into an escrow fund to serve as partial security for the indemnification obligations of RER and its former shareholders, the Company’s assumption of $0.5 million in certain transaction-related expenses incurred by FW, and the future issuance of shares of the Company's common stock valued at $15.0 million, payable no later than the tenth business day after the Company files its Annual Report on Form 10-K for the year ended December 31, 2015 with the SEC.
The total purchase price of $24.8 million does not include amounts, if any, payable under an earn-out arrangement under which the Company may be required to pay up to an additional $25.0 million to the former shareholders of RER contingent upon FW's achievement of certain financial targets for the years ending December 31, 2015, 2016, and 2017, which are payable in either cash or stock at the discretion of the Company over the next four years. Payment, if any, under the arrangement will be recorded as compensation expense during the service period earned.
As of March 31, 2015, the Company estimated the amount earned under the earn-out arrangement to be approximately $0.1 million, which is included in "Accrued liabilities" in the condensed consolidated statement of operations.
Set forth below is supplemental cash flow information related to the FW acquisition (in thousands):

Three Months Ended March 31, 2015
Cash payments	$9,268
Future issuance of common stock	15,000
Other assumed liabilities	509
Total purchase price	$24,777
Preliminary Allocation of Fair Value
The Company accounted for the transaction using the acquisition method and, accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date as set forth below. Goodwill resulting from this acquisition is largely attributable to the experienced workforce of FW and synergies expected to arise after the integration of FW’s products and operations into those of the Company. Goodwill resulting from this acquisition is not deductible for tax purposes. Identifiable intangible assets acquired as part of the acquisition included definite-lived intangible assets for developed technologies, customer relationships, and trademarks, which are being amortized using the straight-line method over their estimated useful lives, as well as indefinite-lived intangible assets, including in-process research and development. Liabilities assumed from FW included a term loan and capital lease obligations. The term loan and certain capital lease obligations were paid in full by the Company immediately following the closing of the acquisition on March 27, 2015. The initial accounting for this acquisition is not complete and the Company is continuing to gather supporting information in its detailed analysis of the facts and circumstances that existed as of the acquisition date.

The preliminary fair value has been initially allocated based on the estimated fair values of assets acquired and liabilities assumed as follows (in thousands):

March 27, 2015
Cash	$205
Accounts receivable	3,331
Inventory	10,172
Property and equipment	535
Intangible assets	20,370
Goodwill	1,776
Other assets	728
Accounts payable	(7,494)
Accrued and other liabilities	(1,581)
Deferred revenues	(270)
Note payable	(2,575)
Capital lease obligations	(420)
Net assets acquired	$24,777
The above fair value allocation is considered preliminary and is subject to revision during the measurement period. Management is in the process of completing its evaluation of acquired intangible assets and deferred revenue. Additionally, the Company is in the process of validating the fair values of inventory, accounts receivable and other assets, and obligations related to income tax and other liabilities.
Valuation of Intangible Assets Acquired
The following table sets forth the preliminary components of intangible assets acquired in connection with the FW acquisition (dollars in thousands):

	Amount Assigned	Amortization Period (in years)
Definite-lived intangible assets:
Developed technologies	$3,670	6.0
Trademarks	4,640	10.0
Customer relationships	10,020	10.0
Indefinite-lived intangible assets:
In-process research and development	2,040
Total intangible assets acquired	$20,370
Actual and Pro Forma Results of FW Acquisition
FW’s net revenues and net loss following the March 27, 2015 date of acquisition are included in the Company’s operating results for the three months ended March 31, 2015, and were $0.3 million and $0.4 million, respectively.
The unaudited preliminary consolidated pro forma results for the three months ended March 31, 2015 and 2014 are set forth in the table below. These pro forma consolidated results combine the results of operations of the Company and FW as though FW had been acquired as of January 1, 2014 and include amortization charges for the acquired intangibles and interest expense related to the Company's borrowings to finance the acquisition. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2014.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net revenues	$58,841	$53,926
Net loss	$(7,997)	$(8,368)

3. Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Finished goods	$32,763	$33,045
Raw materials and components	13,557	4,758
	$46,320	$37,803
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Royalties	$6,518	$4,035
Payroll and related expenses	15,057	8,038
Product warranty	851	1,196
Market development funds and price protection	2,782	2,502
Professional fees	1,217	780
Deferred revenue	929	962
Restructuring	83	1,886
Other	4,559	4,445
	$31,996	$23,844
Accrued Warranty Obligations
Accrued warranty obligations consist of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Warranty liability at beginning of period	$1,196	$2,244
Additions charged to operations	8	405
Deductions from liability	(353)	(1,282)
Warranty liability at end of period	$851	$1,367
The Company generally provides one to three years of warranty coverage for products following the date of purchase. The estimated cost of warranty coverage is accrued as a component of cost of net revenues in the condensed consolidated statements of operations at the time revenue is recognized. Warranty costs are accrued based on estimates of future warranty-related replacement, repairs or rework of products. In estimating its future warranty obligations, the Company considers various relevant factors, including the historical frequency and volume of claims, and the cost to replace or repair products under warranty.

4. Intangible Assets
The Company’s amortizable purchased intangible assets resulting from its acquisitions of FW and Enfora are comprised of the following (in thousands):

	March 31, 2015
	Gross	Accumulated Amortization	Accumulated Impairment	Net
Definite-lived intangible assets:
Developed technologies	$29,670	$(6,460)	$(19,547)	$3,663
Trademarks and trade names	17,440	(3,317)	(8,582)	5,541
Customer relationships	10,020	(11)	—	10,009
Other	3,720	(2,026)	(1,620)	74
Total definite-lived intangible assets	60,850	(11,814)	(29,749)	19,287
Indefinite-lived intangible assets:
In-process research and development				2,040
Total purchased intangible assets				$21,327

	December 31, 2014
	Gross	Accumulated Amortization	Accumulated Impairment	Net
Definite-lived intangible assets:
Developed technologies	$26,000	$(6,453)	$(19,547)	$—
Trademarks and trade names	12,800	(3,183)	(8,582)	1,035
Other	3,720	(2,011)	(1,620)	89
Total purchased intangible assets	$42,520	$(11,647)	$(29,749)	$1,124
As discussed in Note 2, intangible assets related to the FW acquisition are included in the preliminary fair value allocation which is subject to change during the measurement period.
The following table presents details of the amortization of purchased definite-lived intangible assets included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of net revenues	$—	$84
General and administrative expenses	167	140
Total amortization expense	$167	$224
The following table represents details of the amortization of existing purchased intangible assets that is estimated to be expensed in the remainder of 2015 and thereafter (in thousands):

2015 (remainder)	$1,979
2016	2,637
2017	2,075
2018	2,075
2019	2,075
Thereafter	8,446
Total	$19,287
At March 31, 2015 and December 31, 2014, the Company had acquired software licenses and other intangibles of $0.5 million and $0.4 million, respectively, net of accumulated amortization of $2.7 million and $2.4 million, respectively. The acquired software licenses represent rights to use certain software necessary for the development and commercial sale of the Company’s products.

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
The Company classifies inputs to measure fair value using a three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:
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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the quarter ended March 31, 2015.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of March 31, 2015 (in thousands):

	Balance as of March 31, 2015	Level 1	Level 2
Assets:
Cash equivalents
Money market funds	$645	$645	$—
Certificates of deposit	1,470	—	1,470
Total cash equivalents	$2,115	$645	$1,470
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
Other Financial Instruments
The carrying value of the revolving credit facility (see Note 6) approximates fair value as the borrowings bear interest based on prevailing market rates currently available.
6. Revolving Credit Facility
On October 31, 2014, the Company and one of its subsidiaries entered into a five-year senior secured revolving credit facility in the amount of $25.0 million (the “Revolver”) with Wells Fargo Bank, National Association, as lender. Concurrently with the acquisition of FW, the Company amended the Revolver to include FW as a borrower and Loan Party, as defined by the agreement.
The amount of borrowings that may be made under the Revolver is based on a borrowing base comprised of a specified percentage of eligible receivables. If, at any time during the term of the Revolver, the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $3.0 million available for letters of credit.
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
At March 31, 2015 and December 31, 2014, the balance of the revolving credit facility was $7.2 million and $5.2 million, with a weighted average effective interest rate of 2.8% and 2.8%, respectively. Based on the Company's eligible receivables at March 31, 2015, the Company has available borrowings of approximately $14.3 million. At March 31, 2015, the Company was in compliance with all financial covenants contained in the credit agreement.
7. Treasury Stock
During the quarter ended March 31, 2015, 2.4 million shares of common stock held by the Company as treasury stock were determined to have been retired. The retirement of the shares had no effect on the number of shares authorized or outstanding or on total stockholders’ equity.
8. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues (1)	$21	$(30)
Research and development	215	47
Sales and marketing	40	79
General and administrative	514	381
Totals	$790	$477

(1)	Negative expense resulted from a change in the estimated forfeiture rates during the first quarter of 2014.

9. Employee Stock Purchase Plan
The Company’s 2000 Employee Stock Purchase Plan (the “ESPP”) permits eligible employees to purchase newly issued shares of the Company's common stock, at a price equal to 85% of the lower of the fair market value on (i) the first day of the offering period or (ii) the last day of each six-month purchase period, through payroll deductions of up to 10% of their annual cash compensation.
The Company terminated the ESPP in 2012 but reinstated the program effective August 16, 2014. Under the reinstated ESPP, the Company is authorized to issue 1,500,132 shares of common stock purchased by eligible employees under the plan.
During the three months ended March 31, 2015, the Company recognized $0.1 million of stock-based compensation expense related to the ESPP.

10. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s concentration of net revenues by geographic region based on shipping destination:

	Three Months Ended March 31,
	2015	2014
United States and Canada	96.1%	91.2%
Latin America	3.2	1.0
Europe, Middle East, Africa and other	0.7	6.6
Asia and Australia	—	1.2
	100.0%	100.0%
Concentrations of Risk
A majority of the Company’s net revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s customers would have an adverse effect on the Company’s results of operations and financial condition.
A significant portion of the Company’s net revenues comes from a small number of customers. For the three months ended March 31, 2015, sales to the Company's largest customer accounted for 47.5% of net revenues. For the same period in 2014, sales to its largest customer accounted for 39.0% of net revenues.
The Company outsources its manufacturing to several third-party manufacturers.  If the manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, product shipments to the Company’s customers could be delayed or the Company's customers could consequently elect to cancel their underlying orders, which would negatively impact the Company’s net revenues and results of operations.
11. Securities Purchase Agreement and Warrant Issuances
On September 3, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”) with HC2 Holdings 2, Inc., a Delaware corporation (the “Investor”), pursuant to which, on September 8, 2014, the Company sold to the Investor (i) 7,363,334 shares of the Company’s common stock, par value $0.001 per share, (ii) a warrant to purchase 4,117,647 shares of the Company's common stock at an exercise price of $2.26 per share (the “2014 Warrant”) and (iii) 87,196 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), all at a purchase price of (a) $1.75 per share of common stock plus, in each case, the related 2014 Warrant and (b) $17.50 per share of Series C Preferred Stock, for aggregate gross proceeds of approximately $14.4 million (collectively, the “Financing”).
On March 26, 2015, the Investor exercised the 2014 Warrant to purchase 3,824,600 shares of the Company's common stock at an exercise price of $2.26 per share for total proceeds of $8.6 million.
On March 26, 2015, in order to induce the Investor to exercise the 2014 Warrant for cash in connection with the acquisition of FW, the Company issued to the Investor a new warrant (the “2015 Warrant”) to purchase 1,593,583 shares of the Company's common stock at an exercise price of $5.50 per share.
The 2015 Warrant will be exercisable into shares of the Company's common stock during the period commencing on September 26, 2015 and ending on March 26, 2020, the expiration date of the 2015 Warrant. The 2015 Warrant will generally only be exercisable on a cash basis; provided, however, that the 2015 Warrant may be exercised on a cashless basis if and only if a registration statement relating to the issuance of the shares underlying the 2015 Warrant is not then effective or an exemption from registration is not available for the resale of such shares. The 2015 Warrant may be exercised by surrendering to the Company the certificate evidencing the 2015 Warrant to be exercised with the accompanying exercise notice, appropriately completed, duly signed and delivered, together with cash payment of the exercise price, if applicable.
The Company reviewed the terms of the 2015 Warrant to determine whether or not it met the criteria of a derivative instrument that is required under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedges (“ASC 815”). Pursuant to ASC 815, the Company has determined that the 2015 Warrant does not require liability accounting and has classified the warrant as equity.
Because the 2015 Warrant has no comparable market data to determine fair value, the Company hired an independent valuation firm to assist with the valuation of the 2015 Warrant at March, 26, 2015, the issuance date of the warrant. The primary factors used to determine the fair value include: (i) the fair value of the Company’s common stock; (ii) the volatility of the Company’s common stock; (iii) the risk free interest rate and (iv) the estimated likelihood and timing of exercise.

The 2015 Warrant was issued in connection with the cash exercise of the 2014 Warrant, and accordingly, the fair value of the 2015 Warrant of $3.5 million was considered cost of capital and netted against the $8.6 million aggregate proceeds received from the exercise of the 2014 Warrant.
12. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting of warrants, options, restricted stock units (“RSUs”) and ESPP withholdings calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.
Stock Options
On March 27, 2015, in connection with the acquisition of FW, the Company granted inducement stock options to 91 FW employees to acquire an aggregate of 323,000 shares of the Company's common stock under the Company’s 2009 Omnibus Incentive Compensation Plan, as amended. The inducement awards became effective upon the closing of the acquisition. Stock options granted to FW employees have an exercise price of $4.65 per share. The options have a ten-year term and will vest 25% on the first year anniversary of the grant date with the remaining 75% vesting in equal monthly increments each month thereafter for three years. In the event of termination of employment, all unvested options will terminate.
Additionally, under the Company’s 2009 Omnibus Incentive Compensation Plan, the Company granted 1,506,700 stock options to eligible Company participants.
As of March 31, 2015 and 2014, basic and diluted weighted-average common shares outstanding was 46,262,223 shares and 34,171,921 shares, respectively. As of March 31, 2015 and 2014, the computation of diluted EPS excluded 5,483,254 shares and 5,120,187 shares, respectively, related to warrants, options, RSUs and the ESPP as their effect would have been anti-dilutive.
The calculation of basic and diluted earnings per share was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator
Net loss	$(7,826)	$(8,981)
Denominator
Weighted-average common shares outstanding	46,262	34,172
Basic and diluted net loss per share	$(0.17)	$(0.26)

13. Commitments and Contingencies
Employee Retention Matters
In connection with the Company’s turnaround efforts, and to retain and encourage employees to assist the Company with its efforts, during 2014 the Company's compensation committee approved an all-employee retention bonus plan ("2014 Retention Bonus Plan") based on achieving certain financial and cash targets. The financial metrics must be met for two consecutive quarter periods during the three quarter periods ending March 31, 2015. At March 31, 2015, the Company accrued $11.0 million, the maximum total target bonus expense based on the Company's financial results for the quarter ended March 31, 2015 and the quarter ended December 31, 2014, which is included in "Accrued expenses" in the condensed consolidated balance sheet. The bonus has been recognized over the requisite service period, $5.5 million of which was recognized in the quarter ended March 31, 2015.
Legal Matters
The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. For example, the Company is currently named as a defendant or co-defendant in some patent infringement lawsuits in the U.S. and is indirectly participating in other U.S. patent infringement actions pursuant to its contractual indemnification obligations to certain customers. Based on an evaluation of these matters and discussions with the Company’s intellectual property litigation counsel, the Company currently believes that liabilities arising from or sums paid in settlement of these existing matters would not have a material adverse effect on its consolidated results of operations or financial condition.

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
14. Income Taxes
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
After a review of the four sources of taxable income as of March 31, 2015 (as described above), the Company recognized increases in the valuation allowance primarily related to its U.S.-based deferred tax amounts, resulting from carryforward net operating losses generated during the three months ended March 31, 2015. These deferred tax benefits, combined with a corresponding charge to income tax expense related to an increase in the valuation allowance of $3.5 million for the three months ended March 31, 2015, resulted in an insignificant effective income tax rate. The Company’s valuation allowance was $94.3 million on net deferred tax assets of $94.3 million at March 31, 2015.
For the three months ended March 31, 2015, the Company recorded an income tax expense of $20,000. This amount varies from the income tax expense that would be computed at the U.S. statutory rate resulting from its operating loss during the period primarily due to the aforementioned offsetting increase in the Company’s deferred tax assets valuation allowance.
Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company is in the process of completing an IRC Section 382 analysis, and the Company expects to have this analysis completed within the next six months.
The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is “more-likely-than-not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of March 31, 2015 and December 31, 2014, the Company recorded no liability for unrecognized tax benefits. For the three months ended March 31, 2015, the Company recorded no interest expense related to uncertain tax positions.
The Company and its subsidiaries file U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The Company is also subject to various Federal income tax examinations for the 2003 through 2014 calendar years due to the availability of net operating loss carryforwards. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.

15. Restructuring
In September 2013, the Company commenced certain restructuring initiatives (“2013 Initiatives”) including the closure of the Company’s development site in Calgary, Canada, and the consolidation of certain supply chain management activities. During February and March 2014, the Company commenced additional reduction-in-force initiatives resulting in headcount reductions of 41 employees and 21 employees, respectively, and during June 2014 a further headcount reduction of five employees at its Calgary, Canada site.
In June 2014, the Company commenced certain restructuring initiatives relating to the reorganization of executive level management (“2014 Initiatives”), which included among other actions, the replacement of the former Chief Executive Officer with the current Chief Executive Officer. All amounts that remained due in connection with the 2014 Initiatives were paid in full during the three months ended March 31, 2015.
During the three months ended March 31, 2015, the Company recorded reductions in restructuring related charges of approximately $164,000 resulting from a reevaluation of its expected remaining restructuring accrual for severance and facility exit related costs at March 31, 2015.
The Company accounts for facility exit costs in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations, which requires that a liability for such costs be recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if the Company does not intend to sublease the facilities.
The Company is required to estimate future sublease income and future net operating expenses of the facilities, among other expenses. The most significant of these estimates relate to the timing and extent of future sublease income which reduce lease obligations, and the probability that such sublease income will be realized. The Company based estimates of sublease income, in part, on information from third party real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, and the location of the respective facility, among other factors. Further adjustments to the facility exit liability accrual will be required in future periods if actual exit costs or sublease income differ from current estimates. Exit costs recorded by the Company under these provisions are neither associated with, nor do they benefit, continuing activities.
The following table sets forth activity in the restructuring liability for the three months ended March 31, 2015 (in thousands):

	2013 Initiatives		2014 Initiatives
	Employee Severance Costs	Facility Exit Related Costs	Employment Contract Costs	Share-based Compensation Costs	Total
Balance at December 31, 2014	$—	$232	$1,751	$—	$1,983
Accruals	—	(13)	(151)	—	(164)
Payments	—	(74)	(1,600)	—	(1,674)
Balance at March 31, 2015	$—	$145	$—	$—	$145
The balance of the restructuring liability at March 31, 2015 consists of approximately $83,000 in current liabilities and $62,000 in non-current liabilities. The balance of the restructuring liability at March 31, 2015 is anticipated to be fully distributed by the end of 2016, at the expiration of the Company’s facility lease in San Diego.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2014 contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
Business Overview and Background
We are a provider of intelligent wireless solutions for the worldwide mobile communications market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded modules, integrated asset-management and mobile tracking machine-to-machine (“M2M”) devices, communications and applications software and cloud services. In addition, through our acquisition of FW Wireless, LLC (“FW”) on March 27, 2015, our product portfolio was further expanded to include additional product offerings for M2M communications devices and applications software and cloud services.
Our products currently operate on every major cellular wireless technology platform. Our mobile hotspots, embedded modules, and modems provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our M2M products enable devices to communicate with each other and with server or cloud-based application infrastructures. Our M2M products and solutions include our M2M embedded modules, integrated M2M communications devices and our service delivery platforms, the N4A™ DM and N4A™ CMS, which provide easy device management and service enablement.
Our mobile-hotspot and modem customer base is comprised of wireless operators, including Verizon Wireless, AT&T, and Sprint, as well as distributors and various companies in other vertical markets. Our M2M customer base is comprised of transportation companies, industrial companies, manufacturers, application service providers, system integrators and distributors, and through our acquisition of FW was further expanded to include additional public and private telecommunications entities, commercial companies, and both state and federal government agencies. Our solutions address multiple vertical markets for our customers including commercial telematics, after-market telematics, remote monitoring and control, security and connected home, and wireless surveillance systems. We have strategic relationships with several of these customers that provide input and validation of our product requirements across the various vertical markets.
We sell our wireless broadband solutions primarily to wireless operators either directly or through strategic relationships. Most of our mobile-computing product sales to wireless operators are sold directly by our sales force, or to a lesser degree, through distributors. We sell our M2M solutions primarily to enterprises in the following industries: transportation; energy and industrial automation; security and safety; medical monitoring; and government. We sell our M2M solutions through our direct sales force and through distributors.
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
The hardware used in our solutions is produced by contract manufacturers. Their services include component procurement, assembly, testing, quality control and fulfillment. Our contract manufacturers include Inventec Appliances Corporation, Hon Hai Precision Industry Co., Ltd. and Benchmark Electronics. Under our manufacturing agreements, contract manufacturers provide us with services including component procurement, product manufacturing, final assembly, testing, quality control and fulfillment.
Merger and Acquisition Activities
On March 27, 2015, we acquired all of the issued and outstanding shares of R.E.R Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, FW. The total purchase price was approximately $24.8 million and included a cash payment at closing of approximately $9.3 million, including $1.5 million which was placed into an escrow fund to serve as partial security for the indemnification obligations of RER and its former shareholders, our assumption of $0.5 million in certain transaction-related expenses incurred by FW, and the future issuance of shares of our common stock valued at $15.0 million to RER's former shareholders, payable no later than the tenth business day after we file our Annual Report on Form 10-K for the year ended December 31, 2015 with the SEC.
The total purchase price does not include amounts, if any, payable under an earn-out arrangement under which we may be required to pay up to an additional $25.0 million to the former shareholders of RER contingent upon FW's achievement of certain financial targets for the years ending December 31, 2015, 2016, and 2017, which are payable in either cash or stock at our discretion over the next four years. Payment, if any, under the earn-out arrangement will be treated as compensation expense during the service period earned. As of March 31, 2015, we estimated the amount earned under the earn-out arrangement to be $0.1 million.
The cash portion of the acquisition was financed with our existing cash resources, including proceeds from the exercise of the 2014 Warrant further described in the “Liquidity and Capital Resources” section of this report, and a drawdown on our revolving credit facility of approximately $2.0 million.
Strategic and Operations Overview
In the first quarter of fiscal year 2015, we completed a reassessment of our operations with the Chief Operating Decision Maker (the “CODM”) in light of a series of restructuring efforts, organizational transformation and reporting changes, including the hiring of a new CEO and CFO. As a result of this reassessment, we have consolidated the Mobile Computing and M2M divisions into one reportable segment. The current CEO, who is also the CODM, evaluates the business as a single entity and reviews financial information and makes business decisions based on the overall results of the business. As a result, we no longer identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions.
M2M Products and Solutions
As mentioned above under the heading “Merger and Acquisition Activities,” on March 27, 2015, we acquired FW, which significantly diversified our customer base adding over 3,000 customers. Following the March 27, 2015 date of acquisition, FW contributed approximately $0.3 million to our consolidated net revenues for the quarter ended March 31, 2015.
This additional investment in our M2M product and service portfolio will allow us to engage with new development partner customers in targeted verticals, including commercial and after-market telematics, and remote monitoring, control and security.
Factors Which May Influence Future Results of Operations
Net Revenues. We believe that our future net revenues will be influenced largely by the speed and breadth of the demand for wireless access to data through the use of next generation networks, including demand for 3G and 4G products, 3G and 4G data access services (particularly in North America, Latina America, Europe and Asia), customer acceptance of our new products that address these markets, including our MiFi® line of intelligent mobile hotspots, and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	economic environment and related market conditions;

•	increased competition from other wireless data device suppliers as well as suppliers, of emerging devices that contain a wireless data access feature;

•	demand for broadband access services and networks;

•	rate of change to new products;

•	timing of deployment of 4G networks by wireless operators;

•	decreased demand for 3G and 4G products;

•	product pricing; and

•	changes in technologies.
Our revenues are also significantly dependent upon the availability of materials and components used in our products.
We anticipate introducing additional products during the next twelve months, including 4G broadband-access products, M2M solutions and software applications and platforms. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Qualcomm, Verizon Wireless, AT&T, Sprint and major software vendors. Through strategic relationships, we have been able to maintain market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.
Cost of Net Revenues. All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of net revenues. Cost of net revenues also includes warranty costs, amortization of intangible assets, royalties, operations overhead, costs associated with our cancellation of purchase orders, costs related to outside services and costs related to inventory adjustments, including the FW acquisition-related amortization of the fair value of inventory, as well as any write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.

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
Research and development are at the core of our ability to produce innovative, leading-edge products. This category consists primarily of engineers and technicians who design and test our highly complex products and the procurement of testing and certification services.
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
General and administrative expenses include primarily corporate functions such as accounting, human resources, legal, administrative support, and professional fees. This category also includes the expenses needed to operate as a publicly-traded company, including Sarbanes-Oxley compliance, SEC filings, stock exchange fees, and investor relations expense. Although general and administrative expenses are not directly related to revenue levels, certain expenses such as legal expenses and provisions for bad debts may cause significant volatility in future general and administrative expenses.
We have undertaken certain restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. Restructuring charges consist primarily of severance costs incurred in connection with the reduction of our workforce and facility exit related costs.
As part of our business strategy, we review, and intend to continue to review, acquisition opportunities that we believe would be advantageous or complementary to the development of our business, such as the acquisitions of FW and Enfora. Given our current cash position and recent losses, any additional acquisitions we make would likely involve issuing stock and/or borrowing additional funds in order to provide the purchase consideration for the acquisitions. If we make any additional acquisitions, we may incur substantial expenditures in conjunction with the acquisition process and the subsequent assimilation of any acquired business, products, technologies or personnel.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, royalty costs, provision for warranty costs, income taxes, and share-based compensation expense.
Valuation of Acquired Intangible Assets. In determining the fair value allocation for our acquisitions of FW and Enfora, Inc. (“Enfora”), we considered, among other factors, our intended uses of the acquired assets and the historical and estimated future demand for FW and Enfora products and services. The estimated fair value of intangible assets was determined using the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risks inherent in the asset. The expected future cash flow that is projected should include all of the economic benefits attributable to the asset, including the tax savings associated with the amortization of the intangible asset value over the tax life of the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.
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
Valuation of Goodwill. Our goodwill resulted from the acquisition of FW in the first quarter of 2015. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other, we will review goodwill for impairment at least annually at the beginning of the fourth quarter of each year, and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit to which the goodwill has been assigned below its carrying value.
Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Net revenues. Net revenues for the three months ended March 31, 2015 were $53.5 million, an increase of $5.2 million, or 10.8%, compared to the same period in 2014.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Product Category
Mobile Computing Products	$44,557	$36,198	$8,359	23.1%
M2M Products and Solutions (1)	8,937	12,086	(3,149)	(26.1)%
Total	$53,494	$48,284	$5,210	10.8%
(1) Includes the revenues of FW for the four-day period following the March 27, 2015 date of acquisition through March 31, 2015.
Mobile Computing Products. Net revenues from Mobile Computing Products for the three months ended March 31, 2015 were $44.6 million, an increase of $8.4 million, or 23.1%, compared to the same period in 2014. The increase is primarily attributable to the continued strong sales of our MiFi 6620L, which we launched during the second half of 2014, and our MiFi 5510. We expect to increase revenues from Mobile Computing Products throughout 2015 as compared to 2014.
M2M Products and Solutions. Net revenues from M2M Products and Solutions for the three months ended March 31, 2015 was $8.9 million, a decrease of $3.1 million, or 26.1%, compared to the same period in 2014 due to unusually high revenue in the first quarter of 2014 as a result of last time customer purchases for discontinued products. However, on a sequential basis, when compared to the fourth quarter of 2014, net revenues from M2M Products and Solutions increased by 7.1%, which includes $0.3 million for the four-day period following the March 27, 2015 date of acquisition through March 31, 2015, from our FW acquisition. We expect to grow our M2M business on a sequential and year-over-year basis for the rest of 2015.
Cost of net revenues. Cost of net revenues for the three months ended March 31, 2015 was $40.9 million, or 76.4% of net revenues, as compared to $38.2 million, or 79.1% of net revenues in 2014. The cost of net revenues as a percentage of net revenues decreased primarily due to improved mix of higher margin products and product costing. The cost of net revenues as a percentage of net revenues is expected to decrease in future quarters based on the mix of products sold, new product introductions and improved product costing.
Gross profit. Gross profit for the three months ended March 31, 2015 was $12.6 million, or a gross margin of 23.6%, compared to $10.1 million, or a gross margin of 20.9% for the same period in 2014. The increase in gross profit was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. We expect that our gross margin percentage will improve throughout 2015 as costs of net revenues decline as a percentage of revenues.
Research and development expenses. Research and development expenses for the three months ended March 31, 2015 were $10.8 million, or 20.1% of net revenues, compared to $8.6 million, or 17.8% of net revenues, for the same period in 2014.

Research and development expenses increased for the three months ended March 31, 2015 as compared to the same period in 2014 due to the inclusion of $3.1 million in retention bonus expense as discussed in Note 13, Commitments and Contingencies, to our condensed consolidated financial statements.
We believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to our core business strategy. As such, we expect to make further investments in research and development to remain competitive.
Research and development expenses as a percentage of net revenues are expected to fluctuate in future periods depending on the amount of net revenues recognized, and potential variation in the costs associated with the development of our products, including the number and complexity of the products under development and the progress of the development activities with respect to those products. We expect to increase our investment in research and development in 2015 in order to continue to provide innovative products and services.
Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2015 were $4.2 million, or 7.9% of net revenues, compared to $4.0 million, or 8.3% of net revenues, for the same period in 2014. The slight increase was primarily due to an increase in salaries and related compensation expenditures due to additional departmental headcount as well as the inclusion of $0.9 million in retention bonus expense as discussed in Note 13, Commitments and Contingencies, to our condensed consolidated financial statements.
While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2015 were $5.4 million, or 10.0% of net revenues, compared to $5.1 million, or 10.5% of net revenues, for the same period in 2014. General and administrative expenses for the three months ended March 31, 2015 include $0.9 million in retention bonus expense as well as approximately $0.8 million in acquisition related charges, including professional, legal, due diligence and other related expenses, as well as $0.1 million in contingent earn-out expense, which is treated as compensation. We expect our general and administrative costs to increase in 2015 as we continue to make selected investments to support our planned business growth.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended March 31, 2015 and 2014 was $0.2 million and $0.1 million, respectively. Amortization of purchased intangible assets for the three months ended March 31, 2015 includes the amortization of intangible assets purchased through the acquisition of FW for the four-day period following the March 27, 2015 date of acquisition through March 31, 2015.
Restructuring charges. We recorded a decrease of approximately $0.2 million in restructuring charges for the three months ended March 31, 2015, mainly related to a re-evaluation of our expected remaining restructuring accrual for severance and facility exit related costs. Restructuring expenses for the three months ended March 31, 2014 were $1.2 million, and predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Interest income (expense), net. Interest expense, net, for the three months ended March 31, 2015 was $74,000 as compared to interest income, net of $15,000 for the same period in 2014.
Other expense, net. Other expense, net, for the three months ended March 31, 2015 was $17,000, compared to $44,000 for the same period in 2014.
Income tax provision. Income tax expense for the three months ended March 31, 2015 was $20,000 as compared to $25,000 for the same period in 2014.
The effective tax rate for the three months ended March 31, 2015 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated in the first quarter of 2014.
Net loss. For the three months ended March 31, 2015, we reported a net loss of $7.8 million, as compared to a net loss of $9.0 million for the same period in 2014. Our net loss decreased primarily due to increased net revenues, partially offset by increased cost of revenues and retention bonus accruals.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations.
Financing Transactions
On September 3, 2014, we entered into a purchase agreement (the “Purchase Agreement”) with HC2 Holdings 2, Inc., a Delaware corporation (the “Investor”), pursuant to which, on September 8, 2014, we sold to the Investor (i) 7,363,334 shares of our common stock, par value $0.001 per share, (ii) a warrant to purchase 4,117,647 shares of our common stock at an exercise price of $2.26 per share (the “2014 Warrant”) and (iii) 87,196 shares of our Series C Preferred Stock, all at a purchase price of (a) $1.75 per share of common stock plus, in each case, the related 2014 Warrant and (b) $17.50 per share of Series C Preferred Stock, for aggregate gross proceeds of approximately $14.4 million. On November 17, 2014, each share of Series C Preferred Stock then outstanding automatically converted into ten shares of common stock.
On March 26, 2015, the Investor exercised the 2014 Warrant to purchase 3,824,600 shares of our common stock at an exercise price of $2.26 per share for total proceeds of $8.6 million.
On March 26, 2015, in order to induce the Investor to exercise the 2014 Warrant for cash in connection with the acquisition of FW, we issued to the Investor a new warrant to purchase 1,593,583 shares of our common stock at an exercise price of $5.50 per share.
Credit Facility
On October 31, 2014, we entered into a senior secured revolving credit facility with Wells Fargo Bank, National Association (the “Revolver”). Concurrently with the acquisition of FW, we amended the Revolver to include FW as a borrower and Loan Party, as defined by the agreement. The amount of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of a specified percentage of eligible receivables. If, at any time during the term of the Revolver, the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, we would be required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $3.0 million of availability for letters of credit. At March 31, 2015, the balance of the Revolver was approximately $7.2 million. Based on our eligible receivables at March 31, 2015, we have available borrowings of approximately $14.3 million.
Working Capital and Cash and Cash Equivalents
The following table presents working capital and cash and cash equivalents (in thousands):

	March 31, 2015	December 31, 2014	Change
	(unaudited)
Working capital (1)	$26,364	$29,397	$(3,033)
Cash and cash equivalents (2)	$9,370	$17,853	$(8,483)

(1)	Working capital is defined as the excess of current assets over current liabilities.

(2)	Included in working capital.
As of March 31, 2015, our working capital decreased $3.0 million as compared to December 31, 2014. The decrease was primarily due operating losses incurred and the purchase of FW during the three months ended March 31, 2015.
As of March 31, 2015, our cash and cash equivalents decreased $8.5 million as compared to December 31, 2014. The principal component of this net decrease was cash used in operating activities of $7.1 million, and cash used to pay for the FW acquisition, partially offset by proceeds received from the exercise of the 2014 Warrant.
Historical Cash Flows
The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$(7,133)	$5,395
Net cash provided by (used in) investing activities	(9,398)	6,051
Net cash provided by (used in) financing activities	8,077	(2,485)
Effect of exchange rates on cash and cash equivalents	(29)	(45)
Net increase (decrease) in cash and cash equivalents	(8,483)	8,916
Cash and cash equivalents, beginning of period	17,853	2,911
Cash and cash equivalents, end of period	$9,370	$11,827
Operating activities. Net cash used in operating activities was $7.1 million for the three months ended March 31, 2015 compared to net cash provided by operating activities of $5.4 million for the same period in 2014. Net cash used in operating activities for the three months ended March 31, 2015 was primarily attributable to the net loss in the period along with an increase in accounts receivable, partially offset by non-cash charges including depreciation and amortization, share-based compensation and accruals for the 2014 retention bonus plan. Net cash provided by operating activities for the three months ended March 31, 2014 was attributable to net losses in the period, offset by a net increase in cash caused by changes in working capital accounts, and non-cash charges for depreciation and amortization and share based compensation expense.
Investing activities. Net cash used in investing activities during the three months ended March 31, 2015 was $9.4 million compared to $6.1 million provided by investing activities for the same period in 2014. Cash used in investing activities during the three months ended March 31, 2015 was primarily related to the FW acquisition. Cash provided by investing activities during the three months ended March 31, 2014 was related to net sales of marketable securities of $6.6 million, partially offset by purchases of property, plant, and equipment for approximately $0.5 million.
Financing activities. Net cash provided by financing activities during the three months ended March 31, 2015 was $8.1 million, compared to net cash used in financing activities of $2.5 million for the same period in 2014. Net cash provided by financing activities during the three months ended March 31, 2015 was primarily related to proceeds received from the exercise of the 2014 Warrant for $8.6 million, and borrowings of $2.0 million from our Revolver in connection with the FW acquisition, net of the payoff of the FW assumed credit line and certain capital lease obligations of $2.6 million. Net cash used in financing activities during the three months ended March 31, 2014 was primarily related to principal repayments and restricted cash on our margin credit facility borrowings, and payroll taxes paid on behalf of employees for restricted stock units which vested during the period.
Other Liquidity Needs
As of March 31, 2015, we had available cash and cash equivalents totaling $9.4 million, and working capital of $26.4 million. We also have availability for borrowings under the Revolver. Borrowings under this facility are secured by a first priority lien on substantially all of our assets and the assets of certain of our subsidiaries, subject to certain exceptions and permitted liens. At March 31, 2015, the balance of the Revolver was approximately $7.2 million. Based on our eligible receivables at March 31, 2015, we have available borrowings of approximately $14.3 million.
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
Since December 31, 2014, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.
The disclosure in Note 13, Commitments and Contingencies, in the accompanying condensed consolidated financial statements includes a discussion of our legal proceedings and is incorporated herein by reference.
The Company is also engaged in numerous other legal actions arising in the ordinary course of our business and, while there can be no assurance, the Company currently believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors.
There have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Reference is made to the description of the Investor's exercise of the 2014 Warrant to purchase shares of our common stock, which is included in our Current Report on Form 8-K filed on April 1, 2015 and incorporated herein by reference.
In addition, on March 27, 2015, in connection with the acquisition of FW, the Company granted inducement stock options to 91 FW employees to acquire an aggregate of 323,000 shares of the Company's common stock under the Company’s 2009 Omnibus Incentive Compensation Plan, as amended. The inducement awards became effective upon the closing of the acquisition. Stock options granted to FW employees have an exercise price of $4.65 per share. The options have a ten-year term and will vest 25% on the first year anniversary of the grant date with the remaining 75% vesting in equal monthly increments each month thereafter for three years. In the event of termination of employment, all unvested options will terminate. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
On February 12, 2015, the Board of Directors of the Company (the "Board") adopted the Second Amended and Restated Bylaws of the Company, effective as of such date (the “New Bylaws”). The New Bylaws are intended primarily to update the Company’s prior bylaws (the “Prior Bylaws”) to reflect statutory and case law developments since the Prior Bylaws were adopted and to include provisions commonly found in the bylaws of public Delaware corporations similar to the Company. The New Bylaws also reflect certain non-substantive changes that were made to improve style and readability. Set forth below is a summary of the material amendments contained in the New Bylaws.
Article II, Sections 5 and 6 of the New Bylaws (the “Advance Notice Provisions”) describe the manner in which a stockholder of the Company may properly bring business before, or nominate any person for election to the Board at, an annual or special meeting of stockholders. The Advance Notice Provisions set forth the various eligibility requirements that must be met by (a) any stockholder who wishes to bring such business before an annual or special meeting of stockholders and (b) any nominee for election to the Board. The Advance Notice Provisions also describe the substantive and procedural requirements that a stockholder must comply with in order to properly bring business, including nomination of any person for election to the Board, before an annual or special meeting.
Among other requirements, the Advance Notice Provisions provide that (i) a stockholder must provide to the secretary of the Company timely notice (generally 90-120 days prior to the one-year anniversary of the previous year’s annual meeting of stockholders) of any business, including director nominations, proposed to be brought before the annual or special meeting, which notice must conform to the substantive requirements set forth in the New Bylaws, (ii) a stockholder must deliver certain information regarding the person(s) making the proposal, and in the case of any nominee for election to the Board, information regarding such nominee, in each case as set forth in the New Bylaws, (iii) any nominee for election to the Board must provide both an executed questionnaire regarding his or her background, qualifications, stock ownership and independence, and an executed representation agreement regarding voting commitments, indemnification or similar arrangements and compliance with Company policies applicable to members of the Board, and (iv) in order to call a special meeting of stockholders, the secretary of the Company must receive one or more written demands to call a special meeting, in accordance with the substantive requirements set forth in the New Bylaws, from stockholders holding not less than an aggregate of 25% of the Company’s outstanding shares, which percentage was increased from the 10% aggregate share ownership required by the Prior Bylaws.
The Prior Bylaws did contain advance notice provisions and procedures for the Company’s stockholders to bring business before, or nominate persons for election to the Board at, annual or special meetings of stockholders; however, they did not (A) require adequate disclosures with respect to proposing/nominating stockholder(s), stockholder nominees and stockholder proposals; (B) require that the proposing/nominating stockholder be present at the stockholders’ meeting; or (C) require for the continuous updating of those disclosures contained within the notice.

Item 6. Exhibits.

Exhibit Number	Description

2.1*
Agreement and Plan of Merger, dated March 27, 2015, by and among Novatel Wireless, Inc., Duck Acquisition, Inc., R.E.R. Enterprises, Inc., the stockholders of R.E.R. Enterprises, Inc. and Ethan Ralston, as the representative of the stockholders (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed April 1, 2015).

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

3.4
Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K for the year ended December 31, 2014, filed March 10, 2015).

3.5	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 19, 2015).

4.1	Warrant to Purchase Common Stock issued to HC2 Holdings 2, Inc. on March 26, 2015 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 1, 2015).

10.1
Joinder and Second Amendment to Credit and Security Agreement and Other Loan Documents and Consent, dated March 27, 2015, by and among Novatel Wireless, Inc., Enfora, Inc., R.E.R. Enterprises, Inc., Feeney Wireless, LLC, Feeney Wireless IC-DISC, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 1, 2015).

10.2	2009 Omnibus Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed April 1, 2015).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements and footnotes from the Novatel Wireless, Inc. Annual Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*
Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

**	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2015	Novatel Wireless, Inc.

	By:	/s/ ALEX MASHINSKY
Alex Mashinsky
Chief Executive Officer

By:	/s/ MICHAEL NEWMAN
Michael Newman
Chief Financial Officer