Form 10-Q
period 2015-06-30
NOVATEL WIRELESS INC
filed 2015-08-10
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 3, 2015 was 52,480,248.

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

•
our ability to integrate the operations of R.E.R. Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (collectively, “FW”) , or any business, products, technologies or personnel that we may acquire in the future;

•
our ability to successfully complete certain contemplated acquisitions, such as our proposed acquisition of DigiCore Holdings Limited (“DigiCore”), including: (i) both our and any potential target’s ability to satisfy the conditions to closing the acquisition on the anticipated timeline or at all; (ii) our ability to retain key personnel from the acquired company or business; and (iii) our ability to realize the anticipated benefits of the acquisition;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,913	$17,853
Accounts receivable, net of allowance for doubtful accounts of $140 at June 30, 2015 and $217 at December 31, 2014	33,418	24,213
Inventories	39,608	37,803
Prepaid expenses and other	7,958	7,912
Acquisition-related escrow	88,490	—
Total current assets	187,387	87,781
Property and equipment, net of accumulated depreciation of $63,524 at June 30, 2015 and $68,449 at December 31, 2014	4,340	5,279
Intangible assets, net of accumulated amortization of $15,070 at June 30, 2015 and $14,050 at December 31, 2014	21,068	1,493
Goodwill	1,704	—
Other assets	201	467
Total assets	$214,700	$95,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,992	$34,540
Accrued expenses	30,419	23,844
Total current liabilities	57,411	58,384
Long-term liabilities:
Convertible senior notes, net	78,238	—
Revolving credit facility	—	5,158
Other long-term liabilities	15,857	932
Total liabilities	151,506	64,474
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 100,000 shares authorized, 50,309 and 45,742 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	50	46
Additional paid-in capital	491,355	466,665
Accumulated deficit	(428,211)	(411,165)
	63,194	55,546
Treasury stock at cost; 0 common shares at June 30, 2015 and 2,436 common shares at December 31, 2014	—	(25,000)
Total stockholders’ equity	63,194	30,546
Total liabilities and stockholders’ equity	$214,700	$95,020
See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$54,815	$37,270	$108,309	$85,554
Cost of net revenues	39,492	33,283	80,352	71,499
Gross profit	15,323	3,987	27,957	14,055
Operating costs and expenses:
Research and development	9,690	8,540	20,448	17,158
Sales and marketing	4,231	3,031	8,455	7,026
General and administrative	8,988	4,423	14,352	9,499
Amortization of purchased intangible assets	656	141	823	281
Restructuring charges	—	5,250	(164)	6,416
Total operating costs and expenses	23,565	21,385	43,914	40,380
Operating loss	(8,242)	(17,398)	(15,957)	(26,325)
Other income (expense):
Interest income (expense), net	(838)	20	(912)	35
Other expense, net	(66)	(13)	(83)	(57)
Loss before income taxes	(9,146)	(17,391)	(16,952)	(26,347)
Income tax provision	74	24	94	49
Net loss	$(9,220)	$(17,415)	$(17,046)	$(26,396)
Per share data:
Net loss per share:
Basic and diluted	$(0.17)	$(0.51)	$(0.34)	$(0.77)
Weighted average shares used in computation of basic and diluted net loss per share:
Basic and diluted	53,403	34,320	49,852	34,246

See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(9,220)	$(17,415)	$(17,046)	$(26,396)
Unrealized gain on cash equivalents and marketable securities, net of tax	—	—	—	1
Total comprehensive loss	$(9,220)	$(17,415)	$(17,046)	$(26,395)

See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(17,046)	$(26,396)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,979	4,041
Provision for bad debts, net of recoveries	(43)	109
Provision for excess and obsolete inventory	299	3,033
Share-based compensation expense	1,973	1,239
Amortization of debt discount and debt issuance costs	469	—
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(5,832)	14,241
Inventories	7,904	(1,262)
Prepaid expenses and other assets	765	2,170
Accounts payable	(14,916)	2,487
Accrued expenses, income taxes, and other	4,268	1,375
Net cash provided by (used in) operating activities	(19,180)	1,037
Cash flows from investing activities:
Acquisition-related escrow	(88,274)	—
Acquisition, net of cash acquired	(9,063)	—
Purchases of property and equipment	(613)	(1,241)
Purchases of intangible assets	(224)	—
Purchases of marketable securities	—	(826)
Marketable securities maturities / sales	—	9,945
Net cash provided by (used in) investing activities	(98,174)	7,878
Cash flows from financing activities:
Gross proceeds from the issuance of convertible senior notes	120,000	—
Payment of issuance costs related to convertible senior notes	(3,540)	—
Proceeds from the exercise of warrant to purchase common stock	8,644	—
Net repayments on revolving credit facility	(5,158)	—
Payoff of acquisition-related assumed liabilities	(2,633)	—
Principal repayments of short-term debt	—	(2,566)
Proceeds from stock option exercises and ESPP, net of taxes paid on vested restricted stock units	315	(284)
Net cash provided by (used in) financing activities	117,628	(2,850)
Effect of exchange rates on cash and cash equivalents	(214)	(51)
Net increase in cash and cash equivalents	60	6,014
Cash and cash equivalents, beginning of period	17,853	2,911
Cash and cash equivalents, end of period	$17,913	$8,925
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$106	$6
Income taxes	$106	$67

See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at June 30, 2015 and the results of the Company’s operations for the three and six months ended June 30, 2015 and 2014 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Segment Information
In the first quarter of fiscal year 2015, the Company and its Chief Operating Decision Maker (the “CODM”) completed a reassessment of the Company's operations in light of a series of restructuring efforts, organizational transformation and reporting changes, including the hiring of a new Chief Executive Officer and Chief Financial Officer. As a result of this reassessment, the Company has consolidated the Mobile Computing and machine-to-machine (“M2M”) divisions into one reportable segment. The current Chief Executive Officer, who is also the CODM, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, valuation of debt obligations, valuation of contingent consideration, royalty costs, fair value of warrants, accruals relating to litigation, restructuring, valuation of retention bonus payments, provision for warranty costs, income taxes and share-based compensation expense.
Intangible Assets
Intangible assets include purchased definite-lived and indefinite-lived intangible assets resulting from the acquisitions of Feeney Wireless, LLC and Enfora, Inc. (“Enfora”), along with the costs of non-exclusive and perpetual worldwide software technology licenses. Definite-lived intangible assets, including software technology licenses, are amortized on an accelerated basis or on a straight-line basis over the estimated useful lives of the assets, depending on the anticipated utilization of the asset. License fees are amortized on a straight-line basis over the shorter of the term of the license or an estimate of their useful life, ranging from one to three years. Developed technologies are amortized on a straight-line basis over their useful lives, ranging from five to eight years. Customer relationships, trademarks and trade names are amortized on a straight-line basis over ten years. Indefinite-lived assets are not amortized; however, they are tested for impairment annually and between annual tests if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of an indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If indefinite-lived intangible assets are quantitatively assessed for impairment, a two-step approach is applied. First, the Company compares the estimated fair value of the indefinite-lived intangible asset to its carrying value. The second step, if necessary, measures the amount of such impairment by comparing the implied fair value of the asset to its carrying value. No impairment of indefinite-lived intangible assets was recognized during the six months ended June 30, 2015 or 2014.

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
Convertible debt
The Company accounts for its convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects the Company's nonconvertible debt borrowing rate. The Company determines the carrying amount of the liability component by measuring the fair value of similar debt instruments that do not have the conversion feature. If a similar debt instrument does not exist, the Company estimates the fair value by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component and the associated non-cash interest expense.
The Company assigns a value to the debt component equal to the estimated fair value of similar debt instruments without the conversion feature, which could result in the Company recording the debt instrument at a discount. If the debt instrument is recorded at a discount, the Company amortizes the debt discount over the life of the debt instrument as additional non-cash interest expense utilizing the effective interest method.

New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB, which are adopted by the Company as of the specified date. Unless otherwise discussed, management believes the impact of recently issued standards, some of which are not yet effective, will not have a material impact on its unaudited condensed consolidated financial statements upon adoption.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this standard, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The standard defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. This guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted and should be applied prospectively. The Company is currently assessing the impact of this guidance.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company implemented this guidance during the second quarter of 2015. This guidance did not have a material impact upon adoption on our unaudited condensed consolidated financial statements upon adoption.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of this guidance.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition.  The new standard will require revenue recognized to represent the transfer of promised goods or services to customers in an amount that reflects the consideration in which a company expects to receive in exchange for those goods or services.  The standard also requires new, expanded disclosures regarding revenue recognition.  In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption permissible beginning January 1, 2017.  The Company is currently assessing the impact of this guidance.
2. Acquisitions
DigiCore Holdings Limited
On June 18, 2015, the Company entered into a transaction implementation agreement (the “TIA”) with DigiCore Holdings Limited (“DigiCore”). Pursuant to the terms of the TIA, the Company will acquire 100% of the issued and outstanding ordinary shares of DigiCore (with the exception of certain excluded shares, including treasury shares) for 4.40 South African Rand per ordinary share outstanding, for a total cash purchase price of approximately $87 million (based on currency exchange rates in effect at the time that the TIA was executed); provided that, the total cash consideration shall in no event exceed 1,094,223,363.20 South African Rand, or approximately $88.3 million (based on currency exchange rates in effect at the time that the TIA was executed) (the “Maximum Consideration Amount”). The total cash purchase price has been guaranteed, on behalf of the Company, by a registered South African bank. To obtain such guarantee, the Company placed the Maximum Consideration Amount into escrow with the South African bank, which is included in “Acquisition-related escrow” on the unaudited condensed consolidated balance sheet at June 30, 2015.
The acquisition will be effected pursuant to a scheme of arrangement under South African law (the “Scheme”). Because the Scheme will be implemented in accordance with the laws of South Africa, the transaction will be subject to the approval of various South African governmental bodies, including the Takeover Regulation Panel in South Africa, the Financial Surveillance Department of the South African Reserve Bank, and the JSE Limited, the stock exchange on which the DigiCore ordinary shares are publicly traded. The transaction will also be subject to the approval of the DigiCore shareholders. Upon consummation of the acquisition, DigiCore will become an indirect wholly-owned subsidiary of the Company.
DigiCore specializes in the research, development, manufacturing, sales and marketing of telematics tools used for fleet and mobile asset management solutions and user-based insurance applications. DigiCore’s products and services provide enterprise fleets, international businesses and consumers with solutions for maximizing the security and efficient operation of their global assets.

R.E.R. Enterprises, Inc. (DBA Feeney Wireless)
On March 27, 2015, the Company acquired all of the issued and outstanding shares of R.E.R. Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC, an Oregon limited liability company (collectively, “FW”), which develops and sells solutions for the Internet of Things that integrate wireless communications into business processes. This strategic acquisition expanded the Company’s product and solutions offerings to include private labeled cellular routers, in-house designed and assembled cellular routers, high-end wireless surveillance systems, modems, computers and software, along with associated hardware, purchased from major industry suppliers. Additionally, FW’s services portfolio includes consulting, systems integration and device management services.
During the three and six months ended June 30, 2015, the Company incurred $0.2 million and $0.8 million, respectively, in costs and expenses related to the Company's acquisition of FW that are included in general and administrative expenses in the unaudited condensed consolidated statement of operations.
Purchase Price
The total preliminary purchase price was approximately $24.8 million and included a cash payment at closing of approximately $9.3 million, $1.5 million of which was placed into an escrow fund to serve as partial security for the indemnification obligations of RER and its former shareholders, the Company’s assumption of $0.5 million in certain transaction-related expenses incurred by FW, and the future issuance of shares of the Company's common stock valued at $15.0 million, payable no later than the tenth business day after the Company files its Annual Report on Form 10-K for the year ended December 31, 2015 with the SEC.
The total purchase price of $24.8 million does not include amounts, if any, payable under an earn-out arrangement under which the Company may be required to pay up to an additional $25.0 million to the former shareholders of RER contingent upon FW’s achievement of certain financial targets for the years ending December 31, 2015, 2016, and 2017, which are payable in either cash or stock at the discretion of the Company over the next four years. Payment, if any, under the earn-out arrangement will be recorded as compensation expense during the service period earned.
As of June 30, 2015, the Company estimated the amount earned under the earn-out arrangement to be approximately $1.4 million, which is included in “Accrued expenses” in the unaudited condensed consolidated balance sheet.
Set forth below is supplemental purchase consideration information related to the FW acquisition (in thousands):

Six Months Ended June 30, 2015
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

The preliminary fair value has been initially allocated based on the estimated fair values of assets acquired and liabilities assumed as follows (in thousands):

March 27, 2015
Cash	$205
Accounts receivable	3,331
Inventory	10,008
Property and equipment	535
Intangible assets	20,370
Goodwill	1,704
Other assets	544
Accounts payable	(7,494)
Accrued and other liabilities	(1,161)
Deferred revenues	(270)
Note payable	(2,575)
Capital lease obligations	(420)
Net assets acquired	$24,777
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
Actual and Pro Forma Results of FW Acquisition
FW’s net revenues and net loss following the March 27, 2015 date of acquisition are included in the Company’s operating results for the three and six months ended June 30, 2015, and were $11.9 million and $0.9 million, respectively, for the three months ended June 30, 2015 and $12.2 million and $1.3 million, respectively, for the six months ended June 30, 2015.
The unaudited preliminary consolidated pro forma results for the three and six months ended June 30, 2015 and 2014 are set forth in the table below (in thousands). These pro forma consolidated results combine the results of operations of the Company and FW as though FW had been acquired as of January 1, 2014 and include amortization charges for the acquired intangibles and interest expense related to the Company's borrowings to finance the acquisition. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$54,815	$42,591	$113,656	$95,766
Net loss	$(9,220)	$(18,116)	$(17,217)	$(27,748)

3. Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Finished goods	$35,606	$33,045
Raw materials and components	4,002	4,758
	$39,608	$37,803
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Royalties	$5,709	$4,035
Payroll and related expenses	14,760	8,038
Product warranty	852	1,196
Market development funds and price protection	2,924	2,502
Professional fees	1,043	780
Deferred revenue	592	962
Restructuring	70	1,886
Acquisition-related earn out	1,446	—
Other	3,023	4,445
	$30,419	$23,844
Accrued Warranty Obligations
Accrued warranty obligations consist of the following (in thousands):

	Six Months Ended June 30,
	2015	2014
Warranty liability at beginning of period	$1,196	$2,244
Additions charged to operations	343	1,199
Deductions from liability	(687)	(1,863)
Warranty liability at end of period	$852	$1,580
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

4. Intangible Assets
The Company’s amortizable purchased intangible assets resulting from its acquisitions of FW and Enfora are comprised of the following (in thousands):

	June 30, 2015
	Gross	Accumulated Amortization	Accumulated Impairment	Net
Definite-lived intangible assets:
Developed technologies	$29,670	$(6,612)	$(19,547)	$3,511
Trademarks and trade names	17,440	(3,563)	(8,582)	5,295
Customer relationships	12,120	(675)	(1,620)	9,825
Other	1,620	(1,620)	—	—
Total definite-lived intangible assets	$60,850	$(12,470)	$(29,749)	18,631
Indefinite-lived intangible assets:
In-process research and development				2,040
Total purchased intangible assets				$20,671

	December 31, 2014
	Gross	Accumulated Amortization	Accumulated Impairment	Net
Definite-lived intangible assets:
Developed technologies	$26,000	$(6,453)	$(19,547)	$—
Trademarks and trade names	12,800	(3,183)	(8,582)	1,035
Other	3,720	(2,011)	(1,620)	89
Total purchased intangible assets	$42,520	$(11,647)	$(29,749)	$1,124
As discussed in Note 2, intangible assets related to the FW acquisition are included in the preliminary fair value allocation which is subject to change during the measurement period.
The following table presents details of the amortization of purchased definite-lived intangible assets included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of net revenues	$159	$83	$159	$167
General and administrative expenses	497	141	664	281
Total amortization expense	$656	$224	$823	$448
The following table represents details of the amortization of existing purchased intangible assets that is estimated to be expensed in the remainder of 2015 and thereafter (in thousands):

2015 (remainder)	$1,319
2016	2,637
2017	2,075
2018	2,075
2019	2,075
Thereafter	8,450
Total	$18,631
At June 30, 2015 and December 31, 2014, the Company had acquired software licenses and other intangibles of $0.4 million and $0.4 million, respectively, net of accumulated amortization of $2.8 million and $2.4 million, respectively. The acquired software licenses represent rights to use certain software necessary for the development and commercial sale of the Company’s products.

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
The Company classifies inputs to measure fair value using a three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) and is defined as follows:

Level 1:
Pricing inputs are based on quoted market prices for identical assets or liabilities in active markets (e.g., NYSE or NASDAQ). Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the six months ended June 30, 2015.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of June 30, 2015 (in thousands):

	Balance as of June 30, 2015	Level 1
Assets:
Cash equivalents
Money market funds	$9,932	$9,932
Total cash equivalents	$9,932	$9,932
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
On June 10, 2015, the Company issued $120.0 million of 5.50% convertible senior notes due 2020 (the “Convertible Notes”) (see Note 6). Interest is payable semi-annually in arrears on January 15 and December 15 of each year, beginning on December 15, 2015. The fair value of the Company's Convertible Notes, which approximated their carrying value due to the recent issuance of such Convertible Notes, was $78.2 million as of June 30, 2015. The Convertible Notes were measured using Level 3 inputs and are not measured on a recurring basis.

6. Debt
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
At June 30, 2015 and December 31, 2014, the balance of the revolving credit facility was $0.0 million and $5.2 million, respectively. Based on the Company's eligible receivables at June 30, 2015, the Company has available borrowings of approximately $24.0 million. At June 30, 2015, the Company was in compliance with all financial covenants contained in the credit agreement.
Convertible Senior Notes
On June 10, 2015, the Company issued $120.0 million aggregate principal amount of Convertible Notes. The Company incurred issuance costs of approximately $3.9 million, $0.4 million of which was included in “Accrued expenses” in the unaudited condensed consolidated balance sheet at June 30, 2015. The Company expects to use the proceeds from the offering to finance its potential acquisition of DigiCore, to pay fees and expenses related to the acquisition, and for general corporate purposes.
The Convertible Notes are governed by the terms of an indenture, dated June 10, 2015 (the “Indenture”), entered into between the Company, as issuer, and Wilmington Trust, National Association, as trustee (the “Trustee”). The Convertible Notes are senior unsecured obligations and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Convertible Notes will mature on June 15, 2020, unless earlier repurchased or converted. The Convertible Notes will be convertible into cash, shares of the Company's common stock, or a combination thereof, at the election of the Company, at an initial conversion rate of 200.0000 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to an initial conversion price of $5.00 per share of the Company’s common stock.
The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends. At any time prior to the close of business on the business day immediately preceding December 15, 2019, holders may convert their Convertible Notes at their option only under the following circumstances:

(i)
during any calendar quarter commencing after the calendar quarter ended on September 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter equals or exceeds 130% of the conversion price on each applicable trading day;

(ii)
during the five consecutive business day period immediately after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

(iii)	upon the occurrence of certain corporate events specified in the Indenture; or

(iv)	if the Company has called the Convertible Notes for redemption.
On or after December 15, 2019, the holders may convert any of their Convertible Notes at any time prior to the close of business on the business day immediately preceding the maturity date.
The Company may redeem all or a portion of the Convertible Notes at its option on or after June 15, 2018 if the last reported sale price per share of the Company’s common stock equals or exceeds 140% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately prior to the date on which the Company provides written notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest on such Convertible Notes, subject to the right of holders as of the close of business on an interest record date to receive the related interest. In addition, if the Company calls the Convertible Notes for redemption, a “make-whole fundamental change” (as defined in the Indenture) will be deemed to occur. As a result, the Company will, in certain circumstances, increase the conversion rate for holders who convert their Convertible Notes in connection with such redemption.
No “sinking fund” is provided for the Convertible Notes, which means that the Company is not required to periodically redeem or retire the Convertible Notes. If the Company undergoes a “fundamental change” (as defined in the Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or part of their Convertible Notes in principal amounts of $1,000, or an integral multiple of $1,000 in excess thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date, subject to the right of holders as of the close of business on an interest record date to receive the related interest. In addition, every fundamental change is a make-whole fundamental change. As a result, the Company will, in certain circumstances, increase the conversion rate for holders who convert their Convertible Notes in connection with such fundamental change.
The Indenture also provides for customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee, by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes, by notice to the Company and the Trustee, may declare the principal and accrued and unpaid interest on the outstanding Convertible Notes to be immediately due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal and accrued and unpaid interest of the Convertible Notes will automatically become immediately due and payable. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects and for up to 60 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants consists exclusively of the right to receive special interest on the Convertible Notes at a rate equal to 0.50% per annum on the principal amount of the outstanding Convertible Notes.
In accordance with accounting guidance for debt with conversion and other options, the Company separately accounts for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to its ability to settle the Convertible Notes in cash, common stock, or a combination of cash and common stock, at the Company’s option. The carrying amount of the liability component was calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The equity component of the Convertible Notes was recognized as a debt discount and represents the difference between the aggregate proceeds from the issuance of the Convertible Notes and the fair value of the liability of the Convertible Notes on the date of issuance. The excess of the aggregate principal amount of the liability component over its carrying amount, or debt discount, is amortized to interest expense using the effective interest method over five years, or the life of the Convertible Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
Convertible note balances as of June 30, 2015 consisted of the following (in thousands):

Liability component:
Principal	$120,000
Less: unamortized debt discount and debt issuance costs	(41,762)
Net carrying amount	$78,238
Equity component	$38,305

In connection with the issuance of the Convertible Notes, the Company incurred approximately $3.9 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated the costs to the liability and equity components based on the allocation of the proceeds. Of the approximately $3.9 million of issuance costs, approximately $1.3 million were allocated to the equity component and recorded as a reduction to additional paid-in capital and $2.6 million were allocated to the liability component and recorded as a decrease to the carrying amount of the liability component on the unaudited condensed consolidated balance sheet. The portion allocated to the liability component is amortized to interest expense over the expected life of the Convertible Notes using the effective interest method.
The Company determined the expected life of the debt was equal to the five-year term of the Convertible Notes. As of June 30, 2015, the carrying value of the Convertible Notes was $78.2 million. The effective interest rate on the liability component was 7.90% for the period from the date of issuance through June 30, 2015. The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2015 (in thousands):

Contractual interest expense	$367
Amortization of debt discount	440
Amortization of debt issuance costs	29
Total interest expense	$836
7. Treasury Stock
During the first quarter of 2015, 2.4 million shares of common stock held by the Company as treasury stock were determined to have been retired. The retirement of the shares had no effect on the number of shares authorized or outstanding or on total stockholders’ equity.
8. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues (1)	$37	$11	$58	$(19)
Research and development	187	210	402	257
Sales and marketing	143	143	183	222
General and administrative	816	398	1,330	779
Total	$1,183	$762	$1,973	$1,239

(1)	Negative expense resulted from a change in the estimated forfeiture rates during the first quarter of 2014.

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
During the three and six months ended June 30, 2015, the Company recognized $0.2 million and $0.1 million, respectively, of stock-based compensation expense related to the ESPP.
10. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s concentration of net revenues by geographic region based on shipping destination:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States and Canada	96.3%	88.5%	96.2%	90.2%
Latin America	0.7	1.0	0.7	1.1
Europe, Middle East, Africa and other	2.8	9.8	3.0	7.4
Asia and Australia	0.2	0.7	0.1	1.3
	100.0%	100.0%	100.0%	100.0%

Concentrations of Risk
A majority of the Company’s net revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s customers would have an adverse effect on the Company’s results of operations and financial condition.
A significant portion of the Company’s net revenues comes from a small number of customers. For the three months ended June 30, 2015, sales to the Company's two largest customers accounted for 56.5% and 12.0% of net revenues, respectively. In the same period in 2014, sales to its two largest customers accounted for 36.8% and 11.8% of net revenues, respectively. For the six months ended June 30, 2015, sales to the Company's largest customer accounted for 52.0% of net revenues. For the same period in 2014, sales to its largest customer accounted for 37.8% of net revenues.
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
The Company reviewed the terms of the 2015 Warrant to determine whether or not it met the criteria of a derivative instrument under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedges (“ASC 815”). Pursuant to ASC 815, the Company has determined that the 2015 Warrant does not require liability accounting and has classified the warrant as equity.
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
Stock Options
On March 27, 2015, in connection with the acquisition of FW, the Company granted inducement stock options to 91 FW employees to acquire an aggregate of 323,000 shares of the Company's common stock under the Company’s 2009 Omnibus Incentive Compensation Plan, as amended. The inducement awards became effective upon the closing of the acquisition. These stock options granted to FW employees have an exercise price of $4.65 per share. The options have a ten-year term and will vest 25% on the first year anniversary of the grant date with the remaining 75% vesting in equal monthly increments each month thereafter for three years. In the event of termination of employment, all unvested options will terminate.
Additionally, under the Company’s 2009 Omnibus Incentive Compensation Plan, the Company granted 565,000 and 2,071,700 stock options to eligible Company participants during the three and six months ended June 30, 2015, respectively.
The calculation of basic and diluted earnings per share was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net loss	$(9,220)	$(17,415)	$(17,046)	$(26,396)
Denominator
Weighted-average common shares outstanding	53,403	34,320	49,852	34,246
Basic and diluted net loss per share	$(0.17)	$(0.51)	$(0.34)	$(0.77)
The Company has included the minimum number of shares that are to be issued in March 2016 related to the Company's acquisition of RER in basic weighted-average common shares outstanding for the three and six months ended June 30, 2015.
For the three months ended June 30, 2015 and 2014, the computation of diluted EPS excluded 8,873,769 shares and 6,061,542 shares, respectively, related to warrants, options, RSUs and the ESPP as their effect would have been anti-dilutive. For the six months ended June 30, 2015 and 2014, the computation of diluted EPS excluded 8,288,772 shares and 5,593,465 shares, respectively, related to warrants, options, RSUs and the ESPP as their effect would have been anti-dilutive.

13. Commitments and Contingencies
Employee Retention
In connection with the Company’s turnaround efforts, and to retain and encourage employees to assist the Company with its efforts, during 2014 the Company’s compensation committee approved an all-employee retention bonus plan based on the achievement of certain financial and cash targets. The financial metrics had to be met for two consecutive quarter periods during the three quarter periods ending March 31, 2015. At June 30, 2015, the Company accrued $10.7 million, based on the Company's financial results for the quarters ended March 31, 2015 and December 31, 2014, which is included in “Accrued expenses” in the condensed consolidated balance sheet. The bonus expense was recognized over the requisite service period, $5.2 million of which was recognized during the six months ended June 30, 2015. In July 2015, the Company paid U.S. employees their bonuses with 2,155,193 net shares of the Company’s common stock. Non-U.S. employees will receive cash bonus payments.
Legal
The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. For example, the Company is currently named as a defendant or co-defendant in some patent infringement lawsuits in the U.S. and is indirectly participating in other U.S. patent infringement actions pursuant to its contractual indemnification obligations to certain customers. Based on an evaluation of these matters and discussions with the Company’s intellectual property litigation counsel, the Company currently believes that liabilities arising from or sums paid in settlement of these existing matters, if any, would not have a material adverse effect on its consolidated results of operations or financial condition.
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
The Company assesses whether a valuation allowance should be recorded against its deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: (i) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (ii) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (iii) tax planning strategies; and (iv) future taxable income exclusive of reversing temporary differences and carryforwards.
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
After a review of the four sources of taxable income as of June 30, 2015 (as described above), the Company recognized increases in the valuation allowance primarily related to its U.S.-based deferred tax amounts, resulting from carryforward net operating losses generated during the six months ended June 30, 2015. These deferred tax benefits, combined with a corresponding charge to income tax expense related to an increase in the valuation allowance of $6.2 million for the six months ended June 30, 2015, resulted in an insignificant effective income tax rate. The Company’s valuation allowance was $97.0 million on net deferred tax assets of $97.0 million at June 30, 2015.
For the three and six months ended June 30, 2015, the Company recorded an income tax expense of $74,000 and $94,000, respectively. This amount varies from the income tax expense that would be computed at the U.S. statutory rate resulting from its operating loss during the period primarily due to the aforementioned offsetting increase in the Company’s deferred tax assets valuation allowance.
Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company had multiple equity shifts during 2015 and it is possible that, as a result of these equity shifts, the Company may have experienced a change in ownership event. The Company plans to update the Section 382 analysis at a later date.
The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is “more-likely-than-not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of June 30, 2015 and December 31, 2014, the Company recorded no liability for unrecognized tax benefits. For the six months ended June 30, 2015, the Company recorded no interest expense related to uncertain tax positions.
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

During the six months ended June 30, 2015, the Company recorded reductions in restructuring related charges of approximately $0.2 million resulting from a reevaluation of its expected remaining restructuring accrual for severance and facility exit related costs at June 30, 2015.
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
The following table sets forth activity in the restructuring liability for the six months ended June 30, 2015 (in thousands):

	2013 Initiatives	2014 Initiatives
	Facility Exit Related Costs	Employment Contract Costs	Total
Balance at December 31, 2014	$232	$1,751	$1,983
Accruals	(13)	(151)	(164)
Payments	(109)	(1,600)	(1,709)
Balance at June 30, 2015	$110	$—	$110
The balance of the restructuring liability at June 30, 2015 consists of approximately $70,000 in current liabilities and $40,000 in non-current liabilities. The balance of the restructuring liability at June 30, 2015 is anticipated to be fully distributed by the end of 2016, at the expiration of the Company’s facility lease in San Diego, California.
16. Subsequent Event
On August 3, 2015, the Company's Chief Executive Officer and Chief Financial Officer approved a restructuring plan to better position the Company to operate in current market conditions and more closely align operating expenses with revenues. The Company currently expects to recognize approximately $0.6 million of pre-tax restructuring charges consisting of employee benefit and severance arrangements. The restructuring plan is currently expected to result in cash expenditures of approximately $0.9 million. The Company expects to complete the plan by September 30, 2015.

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
Business Overview and Background
We are a provider of intelligent wireless solutions for the worldwide mobile communications market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded modules, integrated asset-management and mobile tracking machine-to-machine (“M2M”) devices, communications and applications software and cloud services. In addition, through our acquisition of R.E.R Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC, an Oregon limited liability company (collectively, “FW”), on March 27, 2015, our product portfolio was further expanded to include additional product offerings for M2M communications devices and applications software and cloud services.
Our products currently operate on every major cellular wireless technology platform. Our mobile hotspots, embedded modules, and modems provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our M2M products enable devices to communicate with each other and with server or cloud-based application infrastructures. Our M2M products and solutions include our M2M embedded modules, integrated M2M communications devices and our service delivery platforms, including FW's CrossRoads™, which provides easy device management and service enablement.
Our mobile-hotspot and modem customer base is comprised of wireless operators, including Verizon Wireless, Inc., AT&T, Inc., and Sprint Corporation, as well as distributors and various companies in other vertical markets. Our M2M customer base is comprised of transportation companies, industrial companies, manufacturers, application service providers, system integrators and distributors, and through our acquisition of FW was further expanded to include additional public and private telecommunications entities, commercial companies, and both state and federal government agencies. Our solutions address multiple vertical markets for our customers including commercial telematics, after-market telematics, remote monitoring and control, security and connected home, and wireless surveillance systems. We have strategic relationships with several of these customers that provide input and validation of our product requirements across the various vertical markets.
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
Merger and Acquisition Activities
DigiCore Holdings Limited
On June 18, 2015, we entered into a transaction implementation agreement (the “TIA”) with DigiCore Holdings Limited (“DigiCore”). Pursuant to the terms of the TIA, the Company will acquire 100% of the issued and outstanding ordinary shares of DigiCore (with the exception of certain excluded shares, including treasury shares) for 4.40 South African Rand per ordinary share outstanding, for a total cash purchase price of approximately $87 million (based on currency exchange rates in effect at the time that the TIA was executed); provided that, the total cash consideration shall in no event exceed 1,094,223,363.20 South African Rand, or approximately $88.3 million (based on currency exchange rates in effect at the time that the TIA was executed) (the “Maximum Consideration Amount”). The total cash purchase price has been guaranteed, on behalf of the Company, by a registered South African bank. To obtain such guarantee, the Company placed the Maximum Consideration Amount into escrow with the South African bank.
The acquisition will be effected pursuant to a scheme of arrangement under South African law (the “Scheme”). Because the Scheme will be implemented in accordance with the laws of South Africa, the transaction will be subject to the approval of various South African governmental bodies, including the Takeover Regulation Panel in South Africa, the Financial Surveillance Department of the South African Reserve Bank, and the JSE Limited, the stock exchange on which the DigiCore ordinary shares are publicly traded. The transaction will also be subject to the approval of the DigiCore shareholders. Upon consummation of the acquisition, DigiCore will become an indirect wholly-owned subsidiary of the Company.
DigiCore specializes in the research, development, manufacturing, sales and marketing of telematics tools used for fleet and mobile asset management solutions and user-based insurance applications. DigiCore’s products and services provide enterprise fleets, international businesses and consumers with solutions for maximizing the security and efficient operation of their global assets. We have worked closely with DigiCore since 2013 to jointly commercialize a comprehensive end-to-end global software-as-a-service (“SaaS”) platform. The acquisition will unify the Company's best-in-class hardware with Ctrack™, a best-in-class global telematics SaaS offering from DigiCore for the fleet management, user-based insurance, and asset tracking and monitoring markets.
R.E.R. Enterprises, Inc. (DBA Feeney Wireless)
On March 27, 2015, we acquired all of the issued and outstanding shares of RER. The total purchase price was approximately $24.8 million and included a cash payment at closing of approximately $9.3 million, including $1.5 million which was placed into an escrow fund to serve as partial security for the indemnification obligations of RER and its former shareholders, the Company’s assumption of $0.5 million in certain transaction-related expenses incurred by FW, and the future issuance of shares of our common stock valued at $15.0 million to RER's former shareholders, payable no later than the tenth business day after we file our Annual Report on Form 10-K for the year ended December 31, 2015 with the SEC.
The total purchase price does not include amounts, if any, payable under an earn-out arrangement under which we may be required to pay up to an additional $25.0 million to the former shareholders of RER contingent upon FW's achievement of certain financial targets for the years ending December 31, 2015, 2016, and 2017, which are payable in either cash or stock at our discretion over the next four years. Payment, if any, under the earn-out arrangement will be treated as compensation expense during the service period earned. As of June 30, 2015, we estimated the amount earned under the earn-out arrangement to be $1.4 million.
The cash portion of the acquisition was financed with our existing cash resources, including proceeds from the exercise of the 2014 Warrant further described in the “Liquidity and Capital Resources” section of this report, and a drawdown on our revolving credit facility of approximately $2.0 million, which was paid back in full during the second quarter of 2015.
Strategic and Operations Overview
In the first quarter of fiscal year 2015, we completed a reassessment of our operations with the Chief Operating Decision Maker (the “CODM”) in light of a series of restructuring efforts, organizational transformation and reporting changes, including the hiring of a new Chief Executive Officer and Chief Financial Officer. As a result of this reassessment, we have consolidated the Mobile Computing and M2M divisions into one reportable segment. The current Chief Executive Officer, who is also the CODM, evaluates the business as a single entity and reviews financial information and makes business decisions based on the overall results of the business. As a result, we no longer identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions.
M2M Products and Solutions
As described above under the heading “Merger and Acquisition Activities,” on March 27, 2015, we acquired FW, which significantly diversified our customer base adding over 3,000 customers. Following the March 27, 2015 date of acquisition, FW contributed approximately $11.9 million and $12.2 million to our consolidated net revenues for the three and six months ended June 30, 2015, respectively.
This additional investment in our M2M product and service portfolio will allow us to engage with new development partner customers in targeted verticals, including commercial and after-market telematics, and remote monitoring, control and security.

Factors Which May Influence Future Results of Operations
Net Revenues. We believe that our future net revenues will be influenced largely by the speed and breadth of the demand for wireless access to data through the use of next generation networks, including demand for 3G and 4G products, 3G and 4G data access services, customer acceptance of our new products that address these markets, including our MiFi® line of intelligent mobile hotspots, and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

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

As part of our business strategy, we review, and intend to continue to review, acquisition opportunities that we believe would be advantageous or complementary to the development of our business, such as the acquisitions of FW and Enfora, Inc. (“Enfora”) and the anticipated acquisition of DigiCore. Given our current cash position and recent losses, any additional acquisitions we make would likely involve issuing stock and/or borrowing additional funds in order to provide the purchase consideration for the acquisitions. If we make any additional acquisitions, we may incur substantial expenditures in conjunction with the acquisition process and the subsequent assimilation of any acquired business, products, technologies or personnel.
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
Valuation of Acquired Intangible Assets. In determining the fair value allocation for our acquisitions of FW and Enfora, we considered, among other factors, our intended uses of the acquired assets and the historical and estimated future demand for FW and Enfora products and services. The estimated fair value of intangible assets was determined using the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risks inherent in the asset. The expected future cash flow that is projected should include all of the economic benefits attributable to the asset, including the tax savings associated with the amortization of the intangible asset value over the tax life of the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.
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
Convertible Debt. We account for our convertible debt instruments, including our 5.50% convertible senior notes due 2020 (the “Convertible Notes”), that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. We determine the carrying amount of the liability component by measuring the fair value of similar debt instruments that do not have the conversion feature. If a similar debt instrument does not exist, we estimate the fair value by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component and the associated non-cash interest expense.
We assign a value to the debt component of our Convertible Notes equal to the estimated fair value of similar debt instruments without the conversion feature, which resulted in us recording the debt at a discount. We are amortizing the debt discount over the life of the Convertible Notes as additional non-cash interest expense utilizing the effective interest method.
Results of Operations
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Net revenues. Net revenues for the three months ended June 30, 2015 were $54.8 million, an increase of $17.5 million, or 47.1%, compared to the same period in 2014.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
	2015	2014	$	%
Product Category
Mobile Computing Products	$34,996	$27,497	$7,499	27.3%
M2M Products and Solutions	19,819	9,773	10,046	102.8%
Total	$54,815	$37,270	$17,545	47.1%
Mobile Computing Products. Net revenues from Mobile Computing Products for the three months ended June 30, 2015 were $35.0 million, an increase of $7.5 million, or 27.3%, compared to the same period in 2014. The increase is primarily attributable to the continued strong sales of our MiFi 6620L, which we launched during the second half of 2014.
M2M Products and Solutions. Net revenues from M2M Products and Solutions for the three months ended June 30, 2015 was $19.8 million, an increase of $10.0 million, or 102.8%, compared to the same period in 2014. The increase is primarily due to the addition of FW and the resultant expansion and diversification of our M2M portfolio.
Cost of net revenues. Cost of net revenues for the three months ended June 30, 2015 was $39.5 million, or 72.0% of net revenues, as compared to $33.3 million, or 89.3% of net revenues for the same period in 2014. The cost of net revenues as a percentage of net revenues decreased primarily due to improved mix of higher margin products, the increased proportion of M2M revenues within our total revenues, and the absence of any substantial obsolescence provision, which negatively impacted cost of net revenues in 2014.
Gross profit. Gross profit for the three months ended June 30, 2015 was $15.3 million, or a gross margin of 28.0%, compared to $4.0 million, or a gross margin of 10.7% for the same period in 2014. The increase in gross profit was primarily attributable to the changes in net revenues and cost of net revenues as discussed above.
Research and development expenses. Research and development expenses for the three months ended June 30, 2015 were $9.7 million, or 17.7% of net revenues, compared to $8.5 million, or 22.9% of net revenues, for the same period in 2014. Research and development expenses increased for the three months ended June 30, 2015 as compared to the same period in 2014 due to our acquisition of FW and increased investment in research and development resources overall.
We believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to our core business strategy.
Research and development expenses as a percentage of net revenues are expected to fluctuate in future periods depending on the amount of net revenues recognized, and potential variation in the costs associated with the development of our products, including the number and complexity of the products under development and the progress of the development activities with respect to those products. Research and development expenses are expected to decline in the third quarter of 2015 as compared to the second quarter of 2015 as a result of targeted cost cutting activities, including headcount reductions.
Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2015 were $4.2 million, or 7.7% of net revenues, compared to $3.0 million, or 8.1% of net revenues, for the same period in 2014. The increase was primarily a result of our acquisition of FW.
While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world. Sales and marketing expenses are expected to decline in the third quarter of 2015 as compared to the second quarter of 2015 as a result of targeted cost cutting activities, including headcount reductions.
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2015 were $9.0 million, or 16.4% of net revenues, compared to $4.4 million, or 11.9% of net revenues, for the same period in 2014. General and administrative expenses for the three months ended June 30, 2015 include $2.0 million in acquisition-related charges, including professional, legal, due diligence and other related expenses, $1.4 million in contingent earn-out expense, which is treated as compensation expense, legal expenses related to certain ongoing legal proceedings, and the general and administrative expenses of FW. General and administrative expenses are expected to decline in the third quarter of 2015 as compared to the second quarter of 2015 as a result of targeted cost cutting activities, including headcount reductions.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended June 30, 2015 and 2014 was $0.7 million and $0.1 million, respectively. Amortization of purchased intangible assets for the three months ended June 30, 2015 includes the amortization of intangible assets purchased through the acquisition of FW.
Restructuring charges. Restructuring expenses for the three months ended June 30, 2014 were $5.3 million, and predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs. There were no restructuring charges during the three months ended June 30, 2015.
Interest income (expense), net. Interest expense, net, for the three months ended June 30, 2015 was $0.8 million as compared to interest income, net, of $20,000 for the same period in 2014. The increase in interest expense is primarily a result of the interest expense related to the Convertible Notes that we issued during the second quarter of 2015, which includes the amortization of the debt discount and debt issuance costs.
Other expense, net. Other expense, net, for the three months ended June 30, 2015 was $66,000, compared to $13,000 for the same period in 2014.
Income tax provision. Income tax expense for the three months ended June 30, 2015 was $74,000 as compared to $24,000 for the same period in 2014.
The effective tax rate for the three months ended June 30, 2015 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated during the first half of 2015.
Net loss. For the three months ended June 30, 2015, we reported a net loss of $9.2 million, as compared to a net loss of $17.4 million for the same period in 2014. Our net loss decreased primarily due to increased net revenues and higher gross margins, partially offset by increased cost of revenues.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net revenues. Net revenues for the six months ended June 30, 2015 were $108.3 million, an increase of $22.8 million, or 26.6%, compared to the same period in 2014.
The following table summarizes net revenues by our two product categories (in thousands):

	Six Months Ended June 30,		Change
	2015	2014	$	%
Product Category
Mobile Computing Products	$79,553	$63,695	$15,858	24.9%
M2M Products and Solutions	28,756	21,859	6,897	31.6%
Total	$108,309	$85,554	$22,755	26.6%
Mobile Computing Products. Net revenues from Mobile Computing Products for the six months ended June 30, 2015 were $79.6 million, an increase of $15.9 million, or 24.9%, compared to the same period in 2014. The increase is primarily due to the continued strong sales of our MiFi 6620L, which we launched during the second half of 2014.
M2M Products and Solutions. Net revenues from M2M Products and Solutions for the six months ended June 30, 2015 were $28.8 million, an increase of $6.9 million, or 31.6%, compared to the same period in 2014 primarily as a result of our acquisition of FW.
Cost of net revenues. Cost of net revenues for the six months ended June 30, 2015 was $80.4 million, or 74.2% of net revenues, as compared to $71.5 million, or 83.6% of net revenues in 2014. The cost of net revenues as a percentage of net revenues decreased primarily due to improved mix of higher margin products, the increased proportion of M2M revenues within our total revenues, and the absence of any substantial obsolescence provision, which negatively impacted cost of net revenues in 2014.

Gross profit. Gross profit for the six months ended June 30, 2015 was $28.0 million, or a gross margin of 25.8%, compared to $14.1 million, or a gross margin of 16.4%, for the same period in 2014. The increase in gross profit was primarily due to the changes in net revenues and cost of net revenues as discussed above.
Research and development expenses. Research and development expenses for the six months ended June 30, 2015 were $20.4 million, or 18.9% of net revenues, compared to $17.2 million, or 20.1% of net revenues, for the same period in 2014. Research and development expenses increased for the six months ended June 30, 2015 as compared to the same period in 2014 as a result of our acquisition of FW and the inclusion of $2.9 million in retention bonus expense as discussed in Note 13, Commitments and Contingencies, to our unaudited condensed consolidated financial statements.
Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2015 were $8.5 million, or 7.8% of net revenues, compared to $7.0 million, or 8.2% of net revenues, for the same period in 2014. The increase was primarily due to our acquisition of FW, as well as the inclusion of $0.8 million in retention bonus expense as discussed in Note 13, Commitments and Contingencies, to our unaudited condensed consolidated financial statements.
General and administrative expenses. General and administrative expenses for the six months ended June 30, 2015 were $14.4 million, or 13.3% of net revenues, compared to $9.5 million, or 11.1% of net revenues, for the same period in 2014. General and administrative expenses for the six months ended June 30, 2015 include $0.9 million in retention bonus expense, $2.8 million in acquisition-related charges, including professional, legal, due diligence and other related expenses, $1.4 million in contingent earn-out expense, which is treated as compensation, and the general and administrative expenses of FW.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the six months ended June 30, 2015 and 2014 was $0.8 million and $0.3 million, respectively. Amortization of purchased intangible assets for the six months ended June 30, 2015 includes the amortization of intangible assets purchased through the acquisition of FW for the period following the March 27, 2015 date of acquisition through June 30, 2015.
Restructuring charges. We recorded a reduction of approximately $0.2 million in restructuring charges for the six months ended June 30, 2015, related to a re-evaluation of our expected remaining restructuring accrual for severance and facility exit related costs. Restructuring expenses for the six months ended June 30, 2014 were $6.4 million, and predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Interest income (expense), net. Interest expense, net for the six months ended June 30, 2015 was $0.9 million as compared to interest income, net of $35,000 for the same period in 2014. The increase in interest expense is primarily a result of the interest expense related to the Convertible Notes that we issued during the second quarter of 2015, which includes the amortization of the debt discount and debt issuance costs.
Other expense, net. Other expense, net, for the six months ended June 30, 2015 was $83,000, compared to $57,000 for the same period in 2014.
Income tax provision. Income tax expense for the six months ended June 30, 2015 was $94,000 as compared to $49,000 for the same period in 2014.
The effective tax rate for the three months ended June 30, 2015 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated during the first half of 2015.
Net loss. For the six months ended June 30, 2015, we reported a net loss of $17.0 million, as compared to a net loss of $26.4 million for the same period in 2014. Our net loss decreased primarily due to increased revenues and higher gross margins, partially offset by increased operating expense. Operating expense in 2014 included restructuring charges, whereas operating expense in 2015 includes FW, acquisition-related charges and retention bonus expenses.
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
Revolving Credit Facility
On October 31, 2014, we entered into a senior secured revolving credit facility with Wells Fargo Bank, National Association (the “Revolver”). Concurrently with the acquisition of FW, we amended the Revolver to include FW as a borrower and Loan Party, as defined by the agreement. The amount of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of a specified percentage of eligible receivables. If, at any time during the term of the Revolver, the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, we would be required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $3.0 million of availability for letters of credit. At June 30, 2015, there was no outstanding balance of the Revolver. Based on our eligible receivables at June 30, 2015, we have available borrowings of approximately $24.0 million.
Convertible Senior Notes
On June 10, 2015, we issued $120.0 million of Convertible Notes, which are governed by the terms of an indenture (the “Indenture”) between us, as issuer, and Wilmington Trust, National Association, as trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Convertible Notes will mature on June 15, 2020, unless earlier repurchased or converted. The Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election, at an initial conversion rate of approximately 200.0000 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to an initial conversion price of $5.00 per share of our common stock and represents a conversion premium of approximately 25% based on the last reported sale price of our common stock of $4.00 per share on June 4, 2015, the date the offering was priced.
Working Capital and Cash and Cash Equivalents
The following table presents working capital and cash and cash equivalents (in thousands):

	June 30, 2015	December 31, 2014	Change
	(unaudited)
Working capital (1)	$129,976	$29,397	$100,579
Cash and cash equivalents (2)	$17,913	$17,853	$60

(1)	Working capital is defined as the excess of current assets over current liabilities. We have included $88.5 million held in acquisition-related escrow in our working capital.

(2)	Included in working capital.
As of June 30, 2015, our working capital increased $100.6 million as compared to December 31, 2014. The increase was primarily due to our issuance of $120.0 million in Convertible Notes, partially offset by the repayment of the outstanding balance on the Revolver.
As of June 30, 2015, our cash and cash equivalents increased $0.1 million as compared to December 31, 2014. The net increase consisted of cash provided by financing activities of $117.6 million, offset by $9.1 million cash used to pay for the FW acquisition and $88.3 million cash placed into escrow related to the pending acquisition of DigiCore.

Historical Cash Flows
The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$(19,180)	$1,037
Net cash provided by (used in) investing activities	(98,174)	7,878
Net cash provided by (used in) financing activities	117,628	(2,850)
Effect of exchange rates on cash and cash equivalents	(214)	(51)
Net increase in cash and cash equivalents	60	6,014
Cash and cash equivalents, beginning of period	17,853	2,911
Cash and cash equivalents, end of period	$17,913	$8,925
Operating activities. Net cash used in operating activities was $19.2 million for the six months ended June 30, 2015 compared to net cash provided by operating activities of $1.0 million for the same period in 2014. Net cash used in operating activities for the six months ended June 30, 2015 was primarily attributable to the net loss in the period along with a decrease in accounts payable and an increase in accounts receivable, partially offset by a decrease in inventories. Net cash provided by operating activities for the six months ended June 30, 2014 was attributable to a net increase in cash caused by changes in working capital accounts, partially offset by net losses in the period.
Investing activities. Net cash used in investing activities during the six months ended June 30, 2015 was $98.2 million compared to $7.9 million provided by investing activities for the same period in 2014. Cash used in investing activities during the six months ended June 30, 2015 was primarily related to our acquisition of FW and our the pending acquisition of DigiCore. Cash provided by investing activities during the six months ended June 30, 2014 was related to net sales of marketable securities of $9.9 million, partially offset by purchases of property and equipment for approximately $1.2 million.
Financing activities. Net cash provided by financing activities during the six months ended June 30, 2015 was $117.6 million, compared to net cash used in financing activities of $2.9 million for the same period in 2014. Net cash provided by financing activities during the six months ended June 30, 2015 was primarily related to gross proceeds of $120.0 million received from the issuance of the Convertible Notes and proceeds received from the exercise of the 2014 Warrant for $8.6 million, partially offset by the repayment of $5.2 million on our Revolver, the payment of $3.5 million of issuance costs related to the Convertible Notes and the payoff of the FW assumed credit line and certain capital lease obligations of $2.6 million. Net cash used in financing activities during the six months ended June 30, 2014 was primarily related to principal repayments on our margin credit facility borrowings, and payroll taxes paid on behalf of employees for restricted stock units which vested during the period.
Other Liquidity Needs
As of June 30, 2015, we had available cash and cash equivalents totaling $17.9 million and working capital of $130.0 million. We also have availability for borrowings under the Revolver. Borrowings under this facility are secured by a first priority lien on substantially all of our assets and the assets of certain of our subsidiaries, subject to certain exceptions and permitted liens. At June 30, 2015, there was no outstanding balance on the Revolver. Based on our eligible receivables at June 30, 2015, we have available borrowings of approximately $24.0 million.
Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our evolving cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe that our cash and cash equivalents and our availability under the Revolver, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next twelve months.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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
There have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, except for the risk factors listed below.
Although the Convertible Notes issued in the private placement that closed on June 10, 2015 (the “Financing”) are fully convertible into shares of the Company’s common stock without stockholder approval, the NASDAQ Listing Rules may limit our ability to use the proceeds of the Financing to consummate the acquisition of DigiCore.
NASDAQ Listing Rule 5635(a) requires stockholder approval where, among other things, in connection with an acquisition of the stock or assets of another company, we issue a number of shares of our common stock that equals or exceeds 20% of the total number of shares of our common stock or voting power outstanding before the transaction. As of June 2, 2015, there were 50,292,193 shares of our common stock outstanding and, in connection with the Financing, we issued Convertible Notes initially convertible into 24,000,000 shares of our common stock, or approximately 48% of our shares of common stock then outstanding. In order to complete the Financing in accordance with the NASDAQ Listing Rules, we were required to provide NASDAQ with an undertaking pursuant to which we acknowledged that we would not be permitted to use proceeds of the Financing in excess of the proceeds that could have been raised pursuant to NASDAQ Rule 5635(a) to finance any acquisition that NASDAQ determines has been made “in connection with” the Financing, without first obtaining stockholder approval. We estimate that the amount of proceeds that could have been raised to finance the acquisition of DigiCore without stockholder approval pursuant to NASDAQ Rule 5635(a), is approximately $40.2 million. This amount is insufficient to satisfy the Maximum Consideration Amount (as defined below) for the acquisition of DigiCore and if our stockholders do not approve the Company’s use of proceeds raised from the Financing to fund the acquisition of DigiCore, we will need to seek alternative sources of financing such as bank loans or the issuance of equity securities.
Such alternative sources of financing would create additional risks for the Company and its stockholders. For instance, obtaining a bank loan increases the Company’s debt which would limit our financial flexibility. We would likely be subject to credit agreements in connection with such loans that contain additional restrictions on the Company’s operations. Without financial flexibility and broad discretion over the Company’s operations, management may not be able to pursue opportunities that could have been beneficial to us which would affect the future financial condition of the Company and our ability to attract investors. In addition, any issuance of additional equity to finance our proposed acquisition of DigiCore would dilute our existing stockholders.
We may not be able to obtain alternative sources of financing sufficient to complete the acquisition of DigiCore on terms acceptable to us, if at all. We have already placed the maximum consideration amount of 1,094,223,363.20 South African Rand (approximately $88.3 million based on currency exchange rates in effect on June 28, 2015, the date on which the Company entered into a transaction implementation agreement with DigiCore)(the “Maximum Consideration Amount”) in cash in escrow with a South African bank which has provided a demand guarantee on our behalf in favor of the Takeover Regulation Panel in South Africa for the cash consideration payable in connection with the acquisition. This means that even if we do not obtain stockholder approval to use the proceeds raised from the Financing to fund the acquisition of DigiCore and we are not able to obtain alternate financing, the proceeds of the Financing may still be used to consummate the acquisition which would, if NASDAQ determines that the Financing was undertaken “in connection with” the acquisition of DigiCore, be a violation of NASDAQ Listing Rule 5635(a) and our common stock would be subject to delisting from the NASDAQ Global Select Market.
If our common stock ceases to be listed or quoted on any of the NASDAQ Stock Market or the New York Stock Exchange (or any of their respective successors), a fundamental change will be deemed to have occurred under the terms of the Indenture which would give every holder of Convertible Notes the right to require us to repurchase for cash all of their Convertible Notes, or any portion of their Convertible Notes, at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest. If a fundamental change were to occur, we may not have enough funds to pay the fundamental change repurchase price and such payments may be prohibited by the terms of the agreement governing our revolving credit facility. In addition, our ability to repurchase the Convertible Notes for cash may be limited by restrictions on our ability to obtain funds for such repurchase through dividends from our subsidiaries, the terms of our future borrowing arrangements or otherwise. If we fail to repurchase the Convertible Notes when required following a fundamental change, we will be in default under the Indenture. A default under the Indenture would be a default under our credit agreement and could also lead to a default under agreements governing our future indebtedness.
Delisting would also have a material adverse impact on our stockholders’ ability to sell their shares and would likely cause a material decline in the trading price of our common stock.

Failure to complete, or delays in completing the proposed acquisition of DigiCore could materially and adversely affect our results of operations and our stock price.

Our consummation of the proposed acquisition of DigiCore is subject to many contingencies. We cannot assure you that we will be able to successfully consummate the proposed acquisition as currently contemplated or at all. Risks related to the failure of the proposed acquisition to be consummated include, but are not limited to, the following:

•
we would not realize any of the potential benefits of the transaction, including any synergies that could result from combining our financial and proprietary resources with those of DigiCore, which could have a negative effect on our stock price;

•	we may remain liable for significant transaction costs, including legal accounting and other costs relating to the transaction regardless of whether the transaction is consummated;

•	the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the acquisition will be completed; and

•	the attention of our management may have been diverted to the acquisition rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations and our stock price.

Our ability to complete the proposed acquisition of DigiCore is subject to the receipt of consents and approvals from governmental entities which may impose conditions that could have an adverse effect on us or could cause either party to abandon the proposed acquisition.

Completion of the proposed acquisition of DigiCore is conditioned upon, among other things, the receipt of certain regulatory and antitrust approvals in South Africa. In deciding whether to grant such approvals, the relevant governmental entities will consider the effect of the transaction on competition within their relevant jurisdictions and the fairness of the transaction to DigiCore’s shareholders. The relevant governmental entities may condition their approval of the transaction on our agreement to various requirements, limitations or costs, or require divestitures or place restrictions on the conduct of our business following the transaction. If we agree to these requirements, limitations, costs, divestitures or restrictions, our ability to realize the anticipated benefits of the transaction may be impaired. We cannot provide any assurance that we will obtain the necessary approvals or that any of the requirements, limitations, costs, divestitures or restrictions to which we might agree will not have a material adverse effect on us following the transaction. In addition, these requirements, limitations, costs, divestitures or restrictions may result in the delay or abandonment of the transaction.
Uncertainty about the proposed acquisition of DigiCore may adversely affect relationships with our customers, suppliers and employees, whether or not the transaction is completed.

In response to the announcement of the proposed acquisition of DigiCore, our existing or prospective customers or suppliers may:

•	delay, defer or cease purchasing products or services from, or providing products or services to, us or the combined company;

•	delay or defer other decisions concerning us or the combined company; or

•	otherwise seek to change the terms on which they do business with us or the combined company.

Any such delays or changes to terms could materially harm our business or, if the acquisition of DigiCore is completed, the business of the combined company. In addition, as a result of the proposed acquisition of DigiCore, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with us following the completion of the acquisition. Losses of customers, employees or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the acquisition for any reason, including delays associated with obtaining requisite regulatory approvals or the approval of DigiCore’s shareholders.

We expect to incur substantial expenses related to the integration of DigiCore.

We expect to incur substantial expenses in connection with the integration of the business, policies, procedures, operations, technologies and systems of DigiCore. There are a large number of systems and functions that must be integrated, including, but not limited to, management information, accounting and finance, billing, payroll and benefits and regulatory compliance. Acquisitions of foreign entities, such as DigiCore, are particularly challenging because their prior practices may not meet the requirements of the Sarbanes-Oxley Act and/or generally accepted public accounting standards. While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings and synergies related to the integration of the businesses following the completion of the acquisition.

We may be unable to successfully integrate our business with the business of DigiCore and realize the anticipated benefits of the acquisition.

The acquisition involves the combination of two companies that currently operate as independent public companies in different countries. Our management has limited integration experience and will be required to devote significant attention and resources to integrating our business practices and operations with those of DigiCore. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:

•	inability to successfully combine our business with the business of DigiCore in a manner that permits us to achieve the full synergies anticipated to result from the acquisition;

•
complexities associated with managing our business and the business of DigiCore following the completion of the acquisition, including the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition, including costs to integrate the two companies that may exceed anticipated costs.

Any of the potential difficulties listed above could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the acquisition or otherwise adversely affect our business and financial results following the completion of the acquisition.

If the proposed acquisition of DigiCore is completed, our actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results, including (without limitation) expectations or guidance with respect to the financial impact of any cost savings and other potential synergies.

We currently expect to realize material cost savings and other synergies as a result of the proposed acquisition of DigiCore, and as a result, we currently believe that the acquisition will be accretive to our earnings per share, excluding upfront non-recurring charges, transaction related expenses, and the amortization of purchased intangible assets. These expectations are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for DigiCore’s business, which we do not currently control, and assumptions relating to the near-term prospects for our industry generally and the markets for DigiCore’s products in particular. Additional assumptions that we have made relate to numerous matters, including, without limitation, the following:

•	projections of DigiCore’s future revenues;

•	conversion of DigiCore’s financial statements from International Financial Reporting Standards to GAAP;

•	anticipated financial performance of DigiCore’s products and products currently in development;

•	anticipated cost savings and other synergies associated with the acquisition of DigiCore, including potential revenue synergies;

•	our expected capital structure after the acquisition;

•	amount of goodwill and intangibles that will result from the acquisition;

•	certain other purchase accounting adjustments that we expect to record in our financial statements in connection with the acquisition;

•	acquisition costs, including restructuring charges and transaction costs payable to our financial, legal and accounting advisors;

•	our ability to maintain, develop and deepen relationships with DigiCore’s customers; and

•	other financial and strategic risks of the acquisition of DigiCore.

We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of DigiCore, and we cannot provide assurances with respect to our ability to realize the cost savings that we currently anticipate. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to integrate DigiCore successfully; currently unanticipated incremental costs that we may incur in connection with integrating the two companies; risks relating to our ability to realize incremental revenues from the acquisition in the amounts that we currently anticipate; risks relating to the willingness of DigiCore’s customers and other partners to continue to conduct business with the combined company; and numerous risks and uncertainties that affect our industry generally and the markets for our products and those of DigiCore, specifically. Any failure to integrate DigiCore successfully and to realize the financial benefits we currently anticipate from the acquisition would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.

If the acquisition of DigiCore is consummated, the combined company may not perform as we or the market expects, which could have an adverse effect on the price of our common stock.

Even if the acquisition is consummated, the combined company may not perform as we or the market expects. Risks associated with the combined company following the acquisition include:

•
integrating businesses is a difficult, expensive, and time-consuming process, and the failure to integrate successfully our business with the businesses of DigiCore in the expected time frame would adversely affect our financial condition and results of operations;

•	the acquisition of DigiCore will significantly increase the size of our operations, and if we are not able to effectively manage our expanded operations, our stock price may be adversely affected;

•
it is possible that our key employees or key employees of DigiCore might decide not to remain with us after the acquisition is completed, and the loss of such personnel could have a material adverse effect on the financial condition, results of operations and growth prospects of the combined company;

•
the success of the combined company will also depend upon relationships with third parties and pre-existing customers of us and DigiCore, which relationships may be affected by customer preferences or public attitudes about the acquisition. Any adverse changes in these relationships could adversely affect the combined company’s business, financial condition and results of operations;

•	the price of our common stock after the acquisition may be affected by factors different from those currently affecting the price of our common stock; and

•
if governmental agencies or regulatory bodies impose requirements, limitations, costs, divestitures or restrictions on the consummation of the transaction, the combined company’s ability to realize the anticipated benefits of the acquisition may be impaired.

If any of these events were to occur, the price of our common stock could be adversely affected.

If the proposed acquisition of DigiCore is consummated, the global nature of our new operations will subject us to political and economic risks that could adversely affect our business, results of operations or financial condition.

The risks inherent in global operations include:

•	limitations on ownership or participation in local enterprises;

•	price controls, exchange controls and limitations on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	acts of terrorism;

•	government embargoes or foreign trade restrictions;

•	imposition of duties and tariffs and other trade barriers;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	difficulties in staffing and managing multi-national operations; and

•	limitations on our ability to enforce legal rights and remedies.

If we are unable to successfully manage these and other risks associated with managing and expanding our international business and/or that of DigiCore, the risks could have a material adverse effect on our business, results of operations or financial condition.

If the proposed acquisition of DigiCore is consummated, our expanded international operations would increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.

The Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors or agents. From time to time, we receive inquiries from authorities in the U.S. and elsewhere about our business activities outside of the U.S. and our compliance with Anti-Corruption Laws. While we devote substantial resources to our global compliance programs and have implemented policies, training and internal controls designed to reduce the risk of corrupt payments, our employees, vendors or agents may violate our policies and if the proposed acquisition of DigiCore is consummated, our expanded international operations would significantly increase our exposure to potential liability. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. Operations outside of the U.S. may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment.

If the proposed acquisition of DigiCore is consummated, we would also become subject to foreign tax regulations. Such regulations may not be clear, not consistently applied and subject to sudden change, particularly with regard to international transfer pricing. Our earnings could be reduced by the uncertain and changing nature of such tax regulations.

Fluctuations in foreign currency exchange and interest rates could adversely affect our results of operations.

Our business is generally conducted in U.S. dollars. However, the costs of operating in South Africa will be subject to the effects of exchange fluctuations of the South African Rand against the U.S. dollar. When the U.S. dollar weakens against the South African Rand, our operating costs denominated in such currency will increase. This currency risk can be minimized by matching the timing of working capital needs against operating cost requirements in South African Rand. However, fluctuations in the value of the South African Rand will create greater uncertainty in our revenues and can significantly affect our operating results.
Servicing our debt, including our Convertible Notes, requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and other fixed charges, fund working capital needs and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Despite our current consolidated debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, including secured debt. The Indenture governing the Convertible Notes will permit us or our subsidiaries to incur additional indebtedness or to take a number of other actions that could diminish our ability to make payments on our indebtedness, including the Convertible Notes.
Certain provisions in the Indenture governing the Convertible Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the Indenture governing the Convertible Notes could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the Indenture), we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such takeover. In either case, and in other cases, our obligations under the Convertible Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us.
Future issuances of our common stock or instruments convertible or exercisable into our common stock, including in connection with conversions of Convertible Notes or exercises of warrants, may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.
We may obtain additional funds through public or private debt or equity financings in the near future, subject to certain limitations in the agreements governing our indebtedness. If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In addition, the conversion of some or all of the Convertible Notes and/or the exercise of some or all of the warrants may dilute the ownership interests of our stockholders, and any sales in the public market of any of our common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.
As of June 30, 2015, we had outstanding warrants to purchase 1,886,630 shares of our common stock. These warrants are generally only exercisable on a cash basis; provided, however, that the warrants may be exercised on a cashless basis if and only if a registration statement relating to the issuance of the shares underlying the warrants is not then effective or an exemption from registration is not available for the resale of such shares. Any such net exercise will dilute the ownership interests of existing stockholders without any corresponding benefit to the Company of a cash payment for the exercise price of such warrant.
As of June 30, 2015, we had $120.0 million in outstanding Convertible Notes. Prior to December 15, 2019, holders may convert their Convertible Notes only if certain conditions are met. The Convertible Notes are convertible into cash, shares of the Company's common stock, or a combination thereof, at the election of the Company, and are initially convertible into 24,000,000 shares of the Company’s common stock, based on an initial conversion rate of 200.0000 shares of common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of $5.00 per share of common stock). The conversion rate is subject to adjustment if certain events occur; provided that, in no event will the conversion rate exceed 250 shares of common stock per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of $4.00 per share of common stock, or a maximum of 30,000,000 shares of common stock). If we elect to settle conversions of the Convertible Notes with common stock, this may cause significant dilution to our existing stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities, other than as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015 relating to the issuance of the Convertible Notes.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

2.1*
Transaction Implementation Agreement, by and between Novatel Wireless, Inc. and DigiCore Holdings Limited, dated June 18, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed June 24, 2015).

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

4.1
Indenture, dated June 10, 2015, between Novatel Wireless, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed June 10, 2015).

4.2	Forms of 5.50% Convertible Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed June 10, 2015).

10.1
Offer Letter, dated April 17, 2015, by and between Novatel Wireless, Inc. and Dr. Slim Souissi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 23, 2015).

10.2
Change in Control and Severance Agreement, dated April 17, 2015, by and between Novatel Wireless, Inc. and Dr. Slim Souissi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 23, 2015).

10.3
Amended and Restated Change in Control and Severance Agreement, dated April 22, 2015, by and between Novatel Wireless, Inc. and Michael Newman (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed April 23, 2015).

10.4**	Change in Control and Severance Agreement, dated April 13, 2015, by and between Novatel Wireless, Inc. and Stephen Sek.

10.5**	Change in Control and Severance Agreement, dated April 13, 2015, by and between Novatel Wireless, Inc. and John Carney.

10.6**	Change in Control and Severance Agreement, dated May 7, 2015, by and between Novatel Wireless, Inc. and Lance Bridges.

10.7**
Credit and Security Agreement, dated October 31, 2014, by and among Novatel Wireless, Inc., Enfora, Inc., Feeney Wireless, LLC and Wells Fargo Bank, National Association, as amended through June 11, 2015.

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

101**
The following financial statements and footnotes from the Novatel Wireless, Inc. Annual Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*
Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

**	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2015	Novatel Wireless, Inc.

	By:	/s/ ALEX MASHINSKY
Alex Mashinsky
Chief Executive Officer

By:	/s/ MICHAEL NEWMAN
Michael Newman
Chief Financial Officer