Form 10-Q
period 2015-09-30
NOVATEL WIRELESS INC
filed 2015-11-09
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒
The number of shares of the registrant’s common stock outstanding as of November 2, 2015 was 52,627,858.

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
Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. These forward-looking statements speak only as of the date of this report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include those related to:

•	our ability to compete in the market for wireless broadband data access products, machine-to-machine (“M2M”) products, and telematics, vehicle tracking and fleet management products;

•	our ability to develop and timely introduce new products successfully;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•
our ability to integrate the operations of R.E.R. Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (collectively, “FW”), DigiCore Holdings Limited (“DigiCore”), and any business, products, technologies or personnel that we may acquire in the future, including: (i) our ability to retain key personnel from the acquired company or business and (ii) our ability to realize the anticipated benefits of the acquisition;

•	our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to procure components and manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	our ability to be cost competitive while meeting time-to-market requirements for our customers;

•	our ability to meet the product performance needs of our customers in both mobile broadband and M2M markets;

•	demand for broadband wireless access to enterprise networks and the Internet;

•	demand for fleet and vehicle management software-as-a-service telematics solutions;

•	our dependence on wireless telecommunication operators delivering acceptable wireless services;

•	the outcome of pending or future litigation, including intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development and sale of our products;

•	the introduction of new products that could contain errors or defects;

•	doing business abroad, including foreign currency risks;

•	our ability to make focused investments in research and development; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.

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
Trademarks
“Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MiFi OS”, “MiFi Powered”, “MiFi Home”, “MobiLink”, “Ovation”, “Expedite” and “MiFi Freedom. My Way.” are trademarks or registered trademarks of Novatel Wireless, Inc. “Enfora”, the Enfora logo, “Spider”, “Enabling Information Anywhere”, “Enabler” and “N4A” are trademarks or registered trademarks of Enfora, Inc. “FW” and the Feeney Wireless logo are trademarks or registered trademarks of Feeney Wireless, LLC. “DigiCore”, “Ctrack” and the Ctrack logo are trademarks or registered trademarks of DigiCore Holdings Limited. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,219	$17,853
Accounts receivable, net of allowance for doubtful accounts of $244 at September 30, 2015 and $217 at December 31, 2014	34,145	24,213
Inventories	40,197	37,803
Prepaid expenses and other	9,297	7,912
Total current assets	93,858	87,781
Property and equipment, net of accumulated depreciation of $64,395 at September 30, 2015 and $68,449 at December 31, 2014	3,869	5,279
Intangible assets, net of accumulated amortization of $15,704 at September 30, 2015 and $14,050 at December 31, 2014	18,945	1,493
Acquisition-related escrow	77,957	—
Goodwill	3,194	—
Other assets	201	467
Total assets	$198,024	$95,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,057	$34,540
Accrued expenses	24,483	23,844
Total current liabilities	52,540	58,384
Long-term liabilities:
Convertible senior notes, net	80,350	—
Revolving credit facility	—	5,158
Other long-term liabilities	15,851	932
Total liabilities	148,741	64,474
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 150,000 and 100,000 shares authorized at September 30, 2015 and December 31, 2014, respectively, 52,537 and 45,742 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	53	46
Additional paid-in capital	498,288	466,665
Accumulated deficit	(449,058)	(411,165)
	49,283	55,546
Treasury stock at cost; 0 common shares at September 30, 2015 and 2,436 common shares at December 31, 2014	—	(25,000)
Total stockholders’ equity	49,283	30,546
Total liabilities and stockholders’ equity	$198,024	$95,020
See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$54,577	$44,330	$162,886	$129,884
Cost of net revenues	40,109	33,844	120,461	105,343
Gross profit	14,468	10,486	42,425	24,541
Operating costs and expenses:
Research and development	7,687	7,006	28,135	24,164
Sales and marketing	3,948	2,790	12,403	9,816
General and administrative	9,110	3,381	23,462	12,881
Amortization of purchased intangible assets	273	141	1,096	421
Restructuring charges	953	1,064	789	7,480
Total operating costs and expenses	21,971	14,382	65,885	54,762
Operating loss	(7,503)	(3,896)	(23,460)	(30,221)
Other income (expense):
Change in fair value of warrant liability	—	(4,788)	—	(4,788)
Non-cash change in acquisition-related escrow	(10,533)	—	(10,317)	—
Interest expense, net	(2,407)	(63)	(3,319)	(28)
Other expense, net	(359)	(61)	(658)	(118)
Loss before income taxes	(20,802)	(8,808)	(37,754)	(35,155)
Income tax provision	45	24	139	73
Net loss	$(20,847)	$(8,832)	$(37,893)	$(35,228)
Per share data:
Net loss per share:
Basic and diluted	$(0.38)	$(0.23)	$(0.73)	$(0.99)
Weighted average shares used in computation of basic and diluted net loss per share:
Basic and diluted	55,181	38,167	51,648	35,568

See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(20,847)	$(8,832)	$(37,893)	$(35,228)
Unrealized gain on cash equivalents and marketable securities, net of tax	—	(5)	—	(5)
Total comprehensive loss	$(20,847)	$(8,837)	$(37,893)	$(35,233)

See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(37,893)	$(35,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,484	5,889
Provision for bad debts, net of recoveries	62	187
Provision for excess and obsolete inventory	810	3,033
Share-based compensation expense	3,227	1,616
Amortization of debt discount and debt issuance costs	2,581	—
Change in fair value of warrant liability	—	4,788
Non-cash change in acquisition-related escrow	10,317	—
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(6,664)	11,600
Inventories	6,804	(3,379)
Prepaid expenses and other assets	(574)	1,300
Accounts payable	(13,868)	5,500
Accrued expenses, income taxes, and other	4,417	(4,790)
Net cash used in operating activities	(26,297)	(9,484)
Cash flows from investing activities:
Acquisition-related escrow	(88,274)	—
Acquisition, net of cash acquired	(9,063)	—
Purchases of property and equipment	(996)	(1,513)
Purchases of intangible assets	(224)	(143)
Purchases of marketable securities	—	(1,255)
Marketable securities maturities / sales	—	18,513
Net cash provided by (used in) investing activities	(98,557)	15,602
Cash flows from financing activities:
Gross proceeds from the issuance of convertible senior notes	120,000	—
Payment of issuance costs related to convertible senior notes	(3,540)	—
Proceeds from the exercise of warrant to purchase common stock	8,644	—
Net repayments on revolving credit facility	(5,158)	—
Payoff of acquisition-related assumed liabilities	(2,633)	—
Proceeds from the issuance of Series C preferred stock and common stock, net of issuance costs	—	14,163
Principal repayments of short-term debt	—	(2,566)
Proceeds from stock option exercises and ESPP, net of taxes paid on vested restricted stock units	257	(375)
Net cash provided by financing activities	117,570	11,222
Effect of exchange rates on cash and cash equivalents	(350)	(88)
Net increase (decrease) in cash and cash equivalents	(7,634)	17,252
Cash and cash equivalents, beginning of period	17,853	2,911
Cash and cash equivalents, end of period	$10,219	$20,163
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$110	$80
Income taxes	$123	$83
Supplemental disclosures of non-cash financing activities:
Issuance of common stock for settlement of shareholder litigation	$—	$5,000
Initial fair value of warrant liability recorded upon issuance of Series C preferred stock and common stock	$—	$4,939

See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at September 30, 2015 and the results of the Company’s operations for the three and nine months ended September 30, 2015 and 2014 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company’s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
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
Intangible Assets
Intangible assets include purchased definite-lived and indefinite-lived intangible assets resulting from the acquisitions of Feeney Wireless, LLC and Enfora, Inc. (“Enfora”), along with the costs of non-exclusive and perpetual worldwide software technology licenses. Definite-lived intangible assets, including software technology licenses, are amortized on an accelerated basis or on a straight-line basis over the estimated useful lives of the assets, depending on the anticipated utilization of the asset. License fees are amortized on a straight-line basis over the shorter of the term of the license or an estimate of their useful life, ranging from one to three years. Developed technologies are amortized on a straight-line basis over their useful lives, ranging from five to eight years. Customer relationships, trademarks and trade names are amortized on a straight-line basis over ten years. Indefinite-lived assets are not amortized; however, they are tested for impairment annually and between annual tests if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of an indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If indefinite-lived intangible assets are quantitatively assessed for impairment, a two-step approach is applied. First, the Company compares the estimated fair value of the indefinite-lived intangible asset to its carrying value. The second step, if necessary, measures the amount of such impairment by comparing the implied fair value of the asset to its carrying value. No impairment of indefinite-lived intangible assets was recognized during the nine months ended September 30, 2015 or 2014.

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
Convertible debt
The Company accounts for its convertible debt instruments that are settleable in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects the Company's nonconvertible debt borrowing rate. The Company determines the carrying amount of the liability component by measuring the fair value of similar debt instruments that do not have the conversion feature. If a similar debt instrument does not exist, the Company estimates the fair value by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component and the associated non-cash interest expense.
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
In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The update eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of this guidance.
In August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company implemented this guidance during the third quarter of 2015. This guidance did not have a material impact on our unaudited condensed consolidated financial statements upon adoption.
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
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of this guidance.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition.  The new standard will require revenue recognized to represent the transfer of promised goods or services to customers in an amount that reflects the consideration in which a company expects to receive in exchange for those goods or services.  The standard also requires new, expanded disclosures regarding revenue recognition.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date. The standard defers the effective date of adoption of ASU 2014-09 to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted but not before the original effective date of December 15, 2016. The Company is currently assessing the impact of this guidance.
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

Pursuant to the terms of the TIA, the Company agreed to acquire 100% of the issued and outstanding ordinary shares of DigiCore (with the exception of certain excluded shares, including treasury shares) for 4.40 South African Rand per ordinary share outstanding; provided that, the total cash consideration could not exceed 1,094,223,363.20 South African Rand (the “Maximum Consideration Amount”). The total cash purchase price was guaranteed, on behalf of the Company, by a registered South African bank. To obtain such guarantee, the Company placed the Maximum Consideration Amount, in South African Rand, into escrow with the South African bank, the value of which is included in “Acquisition-related escrow” on the unaudited condensed consolidated balance sheet. From the date of execution of the TIA through September 30, 2015, the Maximum Consideration Amount placed into escrow experienced a non-cash loss of $10.3 million due to the weakening of the South African Rand. This amount is included in “Non-cash change in acquisition-related escrow” in the unaudited condensed consolidated statement of operations. The balance of the acquisition-related escrow was $78.0 million at September 30, 2015.
During the three and nine months ended September 30, 2015, the Company incurred $0.5 million and $1.6 million, respectively, in costs and expenses related to the Company's acquisition of DigiCore that are included in general and administrative expenses in the unaudited condensed consolidated statement of operations.
On October 5, 2015, subsequent to the balance sheet date, the transaction closed and the Company acquired all of the issued and outstanding ordinary shares of DigiCore (with the exception of certain excluded shares, including treasury shares) for a total cash purchase price of 1,085,705,720.98 South African Rand, or approximately $79.0 million (based on currency exchange rates in effect at the time the transaction closed). Upon consummation of the acquisition, DigiCore became an indirect wholly-owned subsidiary of the Company.
The Company will account for the transaction using the acquisition method and, accordingly, the consideration will be allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. Due to the limited time since the acquisition date, the initial accounting for the business combination and the accounting for any transactions that are to be recognized separately from the acquisition are incomplete. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, the fair value of consideration, and any other transactions that are recognized separately from the acquisition. In addition, the required supplemental pro forma information has not been provided, as it is impracticable at this time.
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
During the three and nine months ended September 30, 2015, the Company incurred $0.1 million and $0.9 million, respectively, in costs and expenses related to the Company's acquisition of FW that are included in general and administrative expenses in the unaudited condensed consolidated statement of operations.
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
As of September 30, 2015, the Company estimated the amount earned under the earn-out arrangement to be approximately $4.0 million, which is included in “Accrued expenses” in the unaudited condensed consolidated balance sheet.

Set forth below is supplemental purchase consideration information related to the FW acquisition (in thousands):

Nine Months Ended September 30, 2015
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
The fair value has been allocated based on the estimated fair values of assets acquired and liabilities assumed as follows (in thousands):

March 27, 2015
Cash	$205
Accounts receivable	3,331
Inventory	10,008
Property and equipment	535
Intangible assets	18,880
Goodwill	3,194
Other assets	544
Accounts payable	(7,494)
Accrued and other liabilities	(1,161)
Deferred revenues	(270)
Note payable	(2,575)
Capital lease obligations	(420)
Net assets acquired	$24,777
The above fair value allocation is subject to revision during the measurement period.

Valuation of Intangible Assets Acquired
The following table sets forth the components of intangible assets acquired in connection with the FW acquisition (dollars in thousands):

	Amount Assigned	Amortization Period (in years)
Definite-lived intangible assets:
Developed technologies	$3,660	6.0
Trademarks	4,700	10.0
Customer relationships	8,500	10.0
Indefinite-lived intangible assets:
In-process research and development	2,020
Total intangible assets acquired	$18,880
Actual and Pro Forma Results of FW Acquisition
FW’s net revenues and net loss following the March 27, 2015 date of acquisition are included in the Company’s operating results for the three and nine months ended September 30, 2015, and were $5.5 million and $3.8 million, respectively, for the three months ended September 30, 2015 and $17.7 million and $5.1 million, respectively, for the nine months ended September 30, 2015.
The unaudited consolidated pro forma results for the three and nine months ended September 30, 2015 and 2014 are set forth in the table below (in thousands). These pro forma consolidated results combine the results of operations of the Company and FW as though FW had been acquired as of January 1, 2014 and include amortization charges for the acquired intangibles and interest expense related to the Company's borrowings to finance the acquisition. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$54,577	$49,198	$167,957	$144,964
Net loss	$(20,847)	$(9,287)	$(38,479)	$(36,958)
3. Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Finished goods	$34,539	$33,045
Raw materials and components	5,658	4,758
	$40,197	$37,803

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Royalties	$5,594	$4,035
Payroll and related expenses	4,951	8,038
Product warranty	948	1,196
Market development funds and price protection	2,759	2,502
Professional fees	636	780
Deferred revenue	596	962
Restructuring	219	1,886
Acquisition-related earn out	4,024	—
Other	4,756	4,445
	$24,483	$23,844
Accrued Warranty Obligations
Accrued warranty obligations consist of the following (in thousands):

	Nine Months Ended September 30,
	2015	2014
Warranty liability at beginning of period	$1,196	$2,244
Additions charged to operations	553	1,078
Deductions from liability	(801)	(1,998)
Warranty liability at end of period	$948	$1,324
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

4. Intangible Assets
The Company’s amortizable purchased intangible assets resulting from its acquisitions of FW and Enfora are comprised of the following (in thousands):

	September 30, 2015
	Gross	Accumulated Amortization	Accumulated Impairment	Net
Definite-lived intangible assets:
Developed technologies	$29,660	$(6,765)	$(19,547)	$3,348
Trademarks and trade names	17,500	(3,812)	(8,582)	5,106
Customer relationships	10,600	(858)	(1,620)	8,122
Other	1,620	(1,620)	—	—
Total definite-lived intangible assets	$59,380	$(13,055)	$(29,749)	16,576
Indefinite-lived intangible assets:
In-process research and development				2,020
Total purchased intangible assets				$18,596

	December 31, 2014
	Gross	Accumulated Amortization	Accumulated Impairment	Net
Definite-lived intangible assets:
Developed technologies	$26,000	$(6,453)	$(19,547)	$—
Trademarks and trade names	12,800	(3,183)	(8,582)	1,035
Other	3,720	(2,011)	(1,620)	89
Total purchased intangible assets	$42,520	$(11,647)	$(29,749)	$1,124
The following table presents details of the amortization of purchased definite-lived intangible assets included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of net revenues	$312	$83	$312	$250
Operating costs and expenses	273	141	1,096	421
Total amortization expense	$585	$224	$1,408	$671
The following table represents details of the amortization of existing purchased intangible assets that is estimated to be expensed in the remainder of 2015 and thereafter (in thousands):

2015 (remainder)	$623
2016	2,492
2017	1,930
2018	1,930
2019	1,930
Thereafter	7,671
Total	$16,576
At September 30, 2015 and December 31, 2014, the Company had acquired software licenses and other intangibles of $0.3 million and $0.4 million, respectively, net of accumulated amortization of $2.5 million and $2.4 million, respectively. The acquired software licenses represent rights to use certain software necessary for the development and commercial sale of the Company’s products.
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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the nine months ended September 30, 2015.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of September 30, 2015 (in thousands):

	Balance as of September 30, 2015	Level 1
Assets:
Cash equivalents
Money market funds	$2,935	$2,935
Total cash equivalents	$2,935	$2,935
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
Other Financial Instruments
On June 10, 2015, the Company issued $120.0 million of 5.50% convertible senior notes due 2020 (the “Convertible Notes”) (see Note 6). Interest is payable semi-annually in arrears on January 15 and December 15 of each year, beginning on December 15, 2015. The fair value of the liability component of the Convertible Notes, which approximated its carrying value due to the recent issuance of such Convertible Notes, was $80.4 million as of September 30, 2015. The debt and equity components of the Convertible Notes were measured using Level 3 inputs and are not measured on a recurring basis.
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
At September 30, 2015 and December 31, 2014, the balance of the revolving credit facility was $0.0 million and $5.2 million, respectively. Based on the Company's eligible receivables at September 30, 2015, the Company has available borrowings of approximately $17.6 million. At September 30, 2015, the Company was in compliance with all financial covenants contained in the credit agreement.
Convertible Senior Notes
On June 10, 2015, the Company issued $120.0 million aggregate principal amount of Convertible Notes. The Company incurred issuance costs of approximately $3.9 million, $0.4 million of which was included in “Accrued expenses” in the unaudited condensed consolidated balance sheet at September 30, 2015. Subsequent to the balance sheet date, the Company used a portion of the proceeds from the offering to finance its acquisition of DigiCore, to pay fees and expenses related to the acquisition, and for general corporate purposes.
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
The Convertible Notes consisted of the following at September 30, 2015 (in thousands):

Liability component:
Principal	$120,000
Less: unamortized debt discount and debt issuance costs	(39,650)
Net carrying amount	$80,350
Equity component	$38,305

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
The Company determined the expected life of the debt was equal to the five-year term of the Convertible Notes. As of September 30, 2015, the carrying value of the Convertible Notes was $80.4 million. The effective interest rate on the liability component was 18.71% for the period from the date of issuance through September 30, 2015. The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Contractual interest expense	$1,649	$2,016
Amortization of debt discount	1,980	2,420
Amortization of debt issuance costs	132	161
Total interest expense	$3,761	$4,597
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

8. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$49	$12	$107	$(7)
Research and development	196	190	598	448
Sales and marketing	135	(21)	318	200
General and administrative	874	196	2,204	975
Total	$1,254	$377	$3,227	$1,616
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
During the three and nine months ended September 30, 2015, the Company recognized $0.1 million and $0.3 million, respectively, of stock-based compensation expense related to the ESPP. During each of the three and nine months ended September 30, 2014, the Company recognized approximately $26,000 of stock-based compensation expense related to the ESPP.
10. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s concentration of net revenues by geographic region based on shipping destination:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States and Canada	96.4%	90.3%	96.2%	90.3%
Latin America	0.4	1.6	0.6	1.3
Europe, Middle East, Africa and other	2.9	7.3	3.0	7.3
Asia and Australia	0.3	0.8	0.2	1.1
	100.0%	100.0%	100.0%	100.0%
Concentrations of Risk
A majority of the Company’s net revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s customers would have an adverse effect on the Company’s results of operations and financial condition.
A significant portion of the Company’s net revenues comes from a small number of customers. For the three months ended September 30, 2015, sales to the Company's largest customer accounted for 64.2% of net revenues. In the same period in 2014, sales to its two largest customers accounted for 54.4% and 11.8% of net revenues, respectively. For the nine months ended September 30, 2015, sales to the Company's largest customer accounted for 56.0% of net revenues. For the same period in 2014, sales to its largest customer accounted for 43.5% of net revenues.
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
Due to insufficient authorized shares to satisfy the exercise of the instrument in full at the time of issuance, the Company determined that the instrument should be treated as a derivative instrument as of September 30, 2014. Liability classification was required because share settlement was not within the control of the Company and the 2014 Warrant was not considered to be “indexed to the company’s own stock” and therefore did not qualify for the exemptions provided by ASC 815.
Because the 2014 Warrant had no comparable market data to determine fair value, the Company hired an independent valuation firm to assist with the valuation of the 2014 Warrant at the measurement date and as of September 30, 2014. The primary factors used to determine the fair value included: (i) the fair value of the Company’s common stock; (ii) the volatility of the Company’s common stock; (iii) the risk free interest rate; (iv) the estimated likelihood and timing of exercise; and (v) the estimated likelihood and timing of a future financing arrangement. Increases in the market value of the Company’s common stock and volatility, which have the most impact on the fair value of the 2014 Warrant, would cause the fair value of the 2014 Warrant to change. While classified as a liability, the 2014 Warrant was measured at fair value on a recurring basis and any unrealized losses were recognized in earnings as other expense. During the three months ended September 30, 2014, the Company recorded a change in fair value of $4.8 million related to the 2014 Warrant, primarily as a result of an increase in the market value of the Company’s common stock.
On November 17, 2014, at a Special Meeting of the Stockholders, the Company received stockholder approval to increase the number of authorized shares of the Company's common stock. With this approval, the Company had a sufficient amount of authorized shares to satisfy the exercise of the instrument in full. As a result, the Company marked the 2014 Warrant to fair value and then reclassified it to additional paid-in-capital.
On March 26, 2015, the Investor exercised a portion of the 2014 Warrant to purchase 3,824,600 shares of the Company's common stock at an exercise price of $2.26 per share for total proceeds of $8.6 million.
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
The Company reviewed the terms of the 2015 Warrant to determine whether or not it met the criteria of a derivative instrument under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedges. Pursuant to this guidance, the Company has determined that the 2015 Warrant does not require liability accounting and has classified the warrant as equity.
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
Stock Options
On March 27, 2015, in connection with the acquisition of FW, the Company granted inducement stock options to 91 FW employees to acquire an aggregate of 323,000 shares of the Company's common stock under the Company’s Amended and Restated 2009 Omnibus Incentive Compensation Plan. The inducement awards became effective upon the closing of the acquisition. These stock options granted to FW employees have an exercise price of $4.65 per share. The options have a ten-year term and will vest 25% on the first year anniversary of the grant date with the remaining 75% vesting in equal monthly increments each month thereafter for three years. In the event of termination of employment, all unvested options will terminate.
Additionally, under the Company’s Amended and Restated 2009 Omnibus Incentive Compensation Plan, the Company granted 3,702,470 and 5,774,170 stock options to eligible Company participants during the three and nine months ended September 30, 2015, respectively.
The calculation of basic and diluted earnings per share was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(20,847)	$(8,832)	$(37,893)	$(35,228)
Weighted-average common shares outstanding	55,181	38,167	51,648	35,568
Basic and diluted net loss per share	$(0.38)	$(0.23)	$(0.73)	$(0.99)
The Company has included the minimum number of shares that are to be issued in March 2016 related to the Company's acquisition of RER in basic weighted-average common shares outstanding for the three and nine months ended September 30, 2015.
For the three months ended September 30, 2015 and 2014, the computation of diluted EPS excluded 7,757,889 shares and 4,761,066 shares, respectively, related to warrants, options, RSUs and the ESPP as their effect would have been anti-dilutive. For the nine months ended September 30, 2015 and 2014, the computation of diluted EPS excluded 6,262,129 shares and 5,313,009 shares, respectively, related to warrants, options, RSUs and the ESPP as their effect would have been anti-dilutive.

13. Commitments and Contingencies
Employee Retention
In connection with the Company’s turnaround efforts, and to retain and encourage employees to assist the Company with its efforts, during 2014 the Company’s compensation committee approved an all-employee retention bonus plan based on the achievement of certain financial and cash targets. The financial metrics had to be met for two consecutive quarter periods during the three quarter periods ending March 31, 2015. The Company recognized the bonus expense of $10.7 million over the requisite service period, $5.2 million of which was recognized during the nine months ended September 30, 2015. In the third quarter of 2015, the Company paid U.S. employees their bonuses with 2,158,436 net shares of the Company’s common stock. Non-U.S. employees receive cash bonus payments.
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
After a review of the four sources of taxable income as of September 30, 2015 (as described above), the Company recognized increases in the valuation allowance primarily related to its U.S.-based deferred tax amounts, resulting from carryforward net operating losses generated during the nine months ended September 30, 2015. These deferred tax benefits, combined with a corresponding charge to income tax expense related to an increase in the valuation allowance of $13.6 million for the nine months ended September 30, 2015, resulted in an insignificant effective income tax rate. The Company’s valuation allowance was $104.4 million on net deferred tax assets of $104.4 million at September 30, 2015.
For the three and nine months ended September 30, 2015, the Company recorded an income tax expense of approximately $45,000 and $139,000, respectively. This amount varies from the income tax expense that would be computed at the U.S. statutory rate resulting from its operating loss during the period primarily due to the aforementioned offsetting increase in the Company’s deferred tax assets valuation allowance.
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
The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is “more-likely-than-not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of September 30, 2015 and December 31, 2014, the Company recorded no liability for unrecognized tax benefits. For the nine months ended September 30, 2015, the Company recorded no interest expense related to uncertain tax positions.
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

15. Restructuring
In September 2013, the Company commenced certain restructuring initiatives including the closure of the Company’s development site in Calgary, Canada, and the consolidation of certain supply chain management activities (the “2013 Initiatives”). The 2013 Initiatives are expected to be completed in December 2016.
In June 2014, the Company commenced certain restructuring initiatives relating to the reorganization of executive level management (the “2014 Initiatives”), which included among other actions, the replacement of the former Chief Executive Officer. The 2014 Initiatives were completed during the first quarter of 2015.
On August 3, 2015, the Company approved a restructuring initiative to better position the Company to operate in current market conditions and more closely align operating expenses with revenues (the “2015 Initiative”), which included employee severance costs, which were paid in full during the third quarter of 2015, and facility exit related costs. The 2015 Initiative is expected to be completed in June 2020.
During the nine months ended September 30, 2015, the Company recorded reductions in restructuring related charges resulting from a reevaluation in the first quarter of 2015 of its expected remaining restructuring accrual for facility exit related costs and employment contract costs related to the 2013 Initiatives and 2014 Initiatives, respectively.
The Company accounts for facility exit costs in accordance with ASC 420, Exit or Disposal Cost Obligations, which requires that a liability for such costs be recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if the Company does not intend to sublease the facilities.
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
The following table sets forth activity in the restructuring liability for the nine months ended September 30, 2015 (in thousands):

	Balance at December 31, 2014	Costs Incurred	Payments	Balance at September 30, 2015	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs
2013 Initiatives
Employee Severance Costs	$—	$—	$—	$—	$3,986	$3,986
Facility Exit Related Costs	232	(3)	(141)	88	2,622	2,630

2014 Initiatives
Employment Contract Costs	1,751	(151)	(1,600)	—	3,428	3,428
Share-based Compensation Costs	—	—	—	—	1,298	1,298

2015 Initiative
Employee Severance Costs	—	571	(571)	—	571	571
Facility Exit Related Costs	—	372	—	372	372	500
Total	$1,983	$789	$(2,312)	$460	$12,277	$12,413
The balance of the restructuring liability at September 30, 2015 consists of approximately $219,000 in current liabilities and $241,000 in non-current liabilities.

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
Business Overview and Background
We are a provider of intelligent wireless solutions for the worldwide mobile communications market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded modules, integrated asset-management and mobile tracking machine-to-machine (“M2M”) devices, communications and applications software and cloud services. In addition, through our acquisitions of DigiCore Holdings Limited (“DigiCore”) on October 5, 2015, and of R.E.R. Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC, an Oregon limited liability company (collectively, “FW”), on March 27, 2015, our product portfolio was further expanded to include additional product offerings for fleet and vehicle telematics, stolen vehicle recovery, user-based insurance, M2M communications devices, applications software and software-as-a-service (“SaaS”) services.
Our products currently operate on every major cellular wireless technology platform. Our mobile hotspots, embedded modules, and modems provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our M2M products enable devices to communicate with each other and with server or cloud-based application infrastructures. Our M2M products and solutions include our M2M embedded modules, integrated M2M communications devices and our SaaS delivery platforms, including DigiCore's CTrack™, which provides fleet and vehicle SaaS telematics, and FW's CrossRoads™, which provides easy M2M device management and service enablement.
Our mobile-hotspot and modem customer base is comprised of wireless operators, including Verizon Wireless, Inc., AT&T, Inc., and Sprint Corporation, as well as distributors and various companies in other vertical markets. Our M2M customer base is comprised of transportation companies, industrial companies, manufacturers, application service providers, system integrators and distributors, and through our acquisitions of DigiCore and FW, was further expanded to include additional fleet transportation companies, vehicle insurance companies, public and private telecommunications entities, commercial companies, and both state and federal government agencies. Our solutions address multiple vertical markets for our customers including fleet and commercial telematics, after-market telematics, remote monitoring and control, security and connected home, and wireless surveillance systems. We have strategic relationships with several of these customers that provide input and validation of our product requirements across the various vertical markets.
We sell our wireless broadband solutions primarily to wireless operators either directly or through strategic relationships. Most of our mobile-computing product sales to wireless operators are sold directly by our sales force, or to a lesser degree, through distributors. We sell our M2M solutions primarily to enterprises in the following industries: fleet and vehicle transportation; energy and industrial automation; security and safety; medical monitoring; and government. We sell our M2M solutions through our direct sales force and through distributors.
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
Merger and Acquisition Activities
DigiCore Holdings Limited
On June 18, 2015, we entered into a transaction implementation agreement (the “TIA”) with DigiCore. Pursuant to the terms of the TIA, we agreed to acquire 100% of the issued and outstanding ordinary shares of DigiCore (with the exception of certain excluded shares, including treasury shares) for 4.40 South African Rand per ordinary share outstanding.

On October 5, 2015, the transaction closed and we acquired all of the issued and outstanding ordinary shares of DigiCore (with the exception of certain excluded shares, including treasury shares) for a total cash purchase price of 1,085,705,720.98 South African Rand, or approximately $79.0 million based on currency exchange rates in effect at the time the transaction closed. Upon consummation of the acquisition, DigiCore became an indirect wholly-owned subsidiary of the Company.
DigiCore specializes in the research, development, manufacturing, sales and marketing of telematics tools used for fleet and mobile asset management solutions and user-based insurance applications. DigiCore’s products and services provide enterprise fleets, international businesses and consumers with solutions for maximizing the security and efficient operation of their global assets. We have worked closely with DigiCore since 2013 to jointly commercialize a comprehensive end-to-end global SaaS platform. The acquisition unifies the Company's best-in-class hardware with Ctrack™, a best-in-class global telematics SaaS offering from DigiCore for the fleet management, user-based insurance, and asset tracking and monitoring markets.
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
The total purchase price does not include amounts, if any, payable under an earn-out arrangement under which we may be required to pay up to an additional $25.0 million to the former shareholders of RER contingent upon FW's achievement of certain financial targets for the years ending December 31, 2015, 2016, and 2017, which are payable in either cash or stock at our discretion over the next four years. Payment, if any, under the earn-out arrangement will be treated as compensation expense during the service period earned. As of September 30, 2015, we estimated the amount earned under the earn-out arrangement to be $4.0 million.
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
M2M Products and Solutions
As described above under the heading “Merger and Acquisition Activities,” on March 27, 2015, we acquired FW, and on October 5, 2015, we acquired DigiCore, which significantly diversified our customer base. Following the March 27, 2015 date of acquisition, FW contributed approximately $5.5 million and $17.7 million to our consolidated net revenues for the three and nine months ended September 30, 2015, respectively. DigiCore's contribution to our consolidated net revenues will commence following the October 5, 2015 date of acquisition.
This additional investment in our M2M product and service portfolio will allow us to engage with new development partner customers in targeted verticals, including fleet and commercial telematics, user-based insurance, stolen vehicle recovery, and remote monitoring, control and security.

Factors Which May Influence Future Results of Operations
Net Revenues. We believe that our future net revenues will be influenced largely by the speed and breadth of the demand for wireless access to data through the use of next generation networks, including demand for 3G and 4G products, 3G and 4G data access services, demand for fleet and vehicle management SaaS telematics solutions, customer acceptance of our new products that address these markets, including our MiFi® line of intelligent mobile hotspots, and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	economic environment and related market conditions;

•	increased competition from other wireless data device suppliers and fleet and vehicle telematics solutions, as well as suppliers, of emerging devices that contain a wireless data access feature;

•	demand for broadband access services and networks;

•	rate of change to new products;

•	timing of deployment of 4G networks by wireless operators;

•	decreased demand for 3G and 4G products;

•	product pricing; and

•	changes in technologies.
Our revenues are also significantly dependent upon the availability of materials and components used in our products.
We anticipate introducing additional products during the next twelve months, including 4G broadband-access products, M2M solutions and software applications and platforms. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like Qualcomm Technologies, Inc., Verizon Wireless, Inc., AT&T, Inc., Sprint Corporation and major software vendors. Through strategic relationships, we have been able to maintain market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.
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

As part of our business strategy, we review, and intend to continue to review, acquisition opportunities that we believe would be advantageous or complementary to the development of our business, such as the acquisitions of FW and DigiCore. Given our current cash position and recent losses, any additional acquisitions we make would likely involve issuing stock and/or borrowing additional funds in order to provide the purchase consideration for the acquisitions. If we make any additional acquisitions, we may incur substantial expenditures in conjunction with the acquisition process and the subsequent assimilation of any acquired business, products, technologies or personnel.
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
Valuation of Acquired Intangible Assets. In determining the fair value allocation for our acquisitions, we considered, among other factors, our intended uses of the acquired assets and the historical and estimated future demand for the acquired company's products and services. The estimated fair value of intangible assets was determined using the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risks inherent in the asset. The expected future cash flow that is projected should include all of the economic benefits attributable to the asset, including the tax savings associated with the amortization of the intangible asset value over the tax life of the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.
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
Valuation of Goodwill. Our goodwill resulted from the acquisition of FW in the first quarter of 2015. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, we will review goodwill for impairment at least annually at the beginning of the fourth quarter of each year, and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit to which the goodwill has been assigned below its carrying value.
Valuation of Convertible Debt. We account for our convertible debt instruments, including our 5.50% convertible senior notes due 2020 (the “Convertible Notes”), that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. We determine the carrying amount of the liability component by measuring the fair value of similar debt instruments that do not have the conversion feature. If a similar debt instrument does not exist, we estimate the fair value by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component and the associated non-cash interest expense.
We assign a value to the debt component of our Convertible Notes equal to the estimated fair value of similar debt instruments without the conversion feature, which resulted in us recording the debt at a discount. We are amortizing the debt discount over the life of the Convertible Notes as additional non-cash interest expense utilizing the effective interest method.
Results of Operations
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Net revenues. Net revenues for the three months ended September 30, 2015 were $54.6 million, an increase of $10.2 million, or 23.1%, compared to the same period in 2014.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
	2015	2014	$	%
Product Category
Mobile Computing Products	$37,139	$34,788	$2,351	6.8%
M2M Products and Solutions	17,438	9,542	7,896	82.7%
Total	$54,577	$44,330	$10,247	23.1%
Mobile Computing Products. Net revenues from Mobile Computing Products for the three months ended September 30, 2015 were $37.1 million, an increase of $2.4 million, or 6.8%, compared to the same period in 2014. The increase is primarily attributable to the continued strong sales of our MiFi 6620L, which we launched in September of 2014.
M2M Products and Solutions. Net revenues from M2M Products and Solutions for the three months ended September 30, 2015 was $17.4 million, an increase of $7.9 million, or 82.7%, compared to the same period in 2014. The increase is primarily due to the addition of FW and the expansion and diversification of our M2M portfolio offerings.
Cost of net revenues. Cost of net revenues for the three months ended September 30, 2015 was $40.1 million, or 73.5% of net revenues, as compared to $33.8 million, or 76.3% of net revenues for the same period in 2014. The cost of net revenues as a percentage of net revenues decreased primarily due to improved mix of higher margin products and the increased proportion of M2M revenues within our total revenues.
Gross profit. Gross profit for the three months ended September 30, 2015 was $14.5 million, or a gross margin of 26.5%, compared to $10.5 million, or a gross margin of 23.7% for the same period in 2014. The increase in gross profit was primarily attributable to the changes in net revenues and cost of net revenues as discussed above.
Research and development expenses. Research and development expenses for the three months ended September 30, 2015 were $7.7 million, or 14.1% of net revenues, compared to $7.0 million, or 15.8% of net revenues, for the same period in 2014. Research and development expenses increased for the three months ended September 30, 2015 as compared to the same period in 2014 due to our acquisition of FW and increased investment in research and development resources overall. Research and development expenses decreased in the third quarter of 2015 as compared to the second quarter of 2015 as a result of targeted cost cutting activities, including headcount reductions.
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
Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2015 were $3.9 million, or 7.2% of net revenues, compared to $2.8 million, or 6.3% of net revenues, for the same period in 2014. The increase was primarily a result of our acquisition of FW. Sales and marketing expenses decreased in the third quarter of 2015 as compared to the second quarter of 2015 as a result of targeted cost cutting activities, including headcount reductions.
While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2015 were $9.1 million, or 16.7% of net revenues, compared to $3.4 million, or 7.6% of net revenues, for the same period in 2014. General and administrative expenses for the three months ended September 30, 2015 include $0.9 million in acquisition-related charges, including professional, legal and other related expenses, $2.6 million in contingent earn-out expense, which is treated as compensation expense, legal expenses related to certain ongoing legal proceedings, and the general and administrative expenses of FW. General and administrative expenses decreased in the third quarter of 2015 as compared to the second quarter of 2015 as a result of targeted cost cutting activities, including headcount reductions.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended September 30, 2015 and 2014 was $0.3 million and $0.1 million, respectively. Amortization of purchased intangible assets for the three months ended September 30, 2015 includes the amortization of intangible assets purchased through the acquisition of FW.
Restructuring charges. Restructuring expenses for the three months ended September 30, 2015 and 2014 were $1.0 million and $1.1 million, respectively, and predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Change in fair value of warrant liability. During the three months ended September 30, 2014, we recorded a non-cash loss of $4.8 million related to the 2014 Warrant that we issued in connection with the financing transaction on September 8, 2014, primarily as a result of an increase in the market value of our common stock from September 8, 2014 to September 30, 2014. In the fourth quarter of 2014, the fair value of the 2014 Warrant was reclassified to additional paid-in-capital as it was no longer deemed a liability.
Non-cash change in acquisition-related escrow. During the three months ended September 30, 2015, recorded a non-cash loss of $10.5 million related to an acquisition-related escrow account for the purchase of DigiCore due to the weakening of the South African Rand.
Interest expense, net. Interest expense, net, for the three months ended September 30, 2015 was $2.4 million compared to $63,000 for the same period in 2014. The increase in interest expense is primarily a result of the interest expense related to the Convertible Notes that we issued during the second quarter of 2015, which includes the amortization of the debt discount and debt issuance costs.
Other expense, net. Other expense, net, for the three months ended September 30, 2015 was $0.4 million, compared to $61,000 for the same period in 2014. The increase in other expense is primarily a result of the effect of exchange rates on cash and cash equivalents during the period.
Income tax provision. Income tax expense for the three months ended September 30, 2015 was $45,000 as compared to $24,000 for the same period in 2014.
The effective tax rate for the three months ended September 30, 2015 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated during the first half of 2015.
Net loss. For the three months ended September 30, 2015, we reported a net loss of $20.8 million, as compared to a net loss of $8.8 million for the same period in 2014. Our net loss increased primarily due to the non-cash change in an acquisition-related escrow account for our purchase of DigiCore.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net revenues. Net revenues for the nine months ended September 30, 2015 were $162.9 million, an increase of $33.0 million, or 25.4%, compared to the same period in 2014.
The following table summarizes net revenues by our two product categories (in thousands):

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Product Category
Mobile Computing Products	$116,692	$98,483	$18,209	18.5%
M2M Products and Solutions	46,194	31,401	14,793	47.1%
Total	$162,886	$129,884	$33,002	25.4%
Mobile Computing Products. Net revenues from Mobile Computing Products for the nine months ended September 30, 2015 were $116.7 million, an increase of $18.2 million, or 18.5%, compared to the same period in 2014. The increase is primarily due to the continued strong sales of our MiFi 6620L, which we launched in September of 2014.

M2M Products and Solutions. Net revenues from M2M Products and Solutions for the nine months ended September 30, 2015 were $46.2 million, an increase of $14.8 million, or 47.1%, compared to the same period in 2014, primarily as a result of our acquisition of FW.
Cost of net revenues. Cost of net revenues for the nine months ended September 30, 2015 was $120.5 million, or 74.0% of net revenues, as compared to $105.3 million, or 81.1% of net revenues in 2014. The cost of net revenues as a percentage of net revenues decreased primarily due to improved mix of higher margin products, the increased proportion of M2M revenues within our total revenues, and the absence of any substantial obsolescence provision, which negatively impacted cost of net revenues in 2014.
Gross profit. Gross profit for the nine months ended September 30, 2015 was $42.4 million, or a gross margin of 26.0%, compared to $24.5 million, or a gross margin of 18.9%, for the same period in 2014. The increase in gross profit was primarily due to the changes in net revenues and cost of net revenues as discussed above.
Research and development expenses. Research and development expenses for the nine months ended September 30, 2015 were $28.1 million, or 17.3% of net revenues, compared to $24.2 million, or 18.6% of net revenues, for the same period in 2014. Research and development expenses increased for the nine months ended September 30, 2015 as compared to the same period in 2014 as a result of our acquisition of FW and the inclusion of $2.9 million in retention bonus expense.
Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2015 were $12.4 million, or 7.6% of net revenues, compared to $9.8 million, or 7.6% of net revenues, for the same period in 2014. The increase was primarily due to our acquisition of FW, as well as the inclusion of $0.8 million in retention bonus expense.
General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2015 were $23.5 million, or 14.4% of net revenues, compared to $12.9 million, or 9.9% of net revenues, for the same period in 2014. General and administrative expenses for the nine months ended September 30, 2015 include $3.7 million in acquisition-related charges, including professional, legal, due diligence and other related expenses, $4.0 million in contingent earn-out expense, which is treated as compensation, and the general and administrative expenses of FW.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the nine months ended September 30, 2015 and 2014 was $1.1 million and $0.4 million, respectively. Amortization of purchased intangible assets for the nine months ended September 30, 2015 includes the amortization of intangible assets purchased through the acquisition of FW for the period following the March 27, 2015 date of acquisition through September 30, 2015.
Restructuring charges. Restructuring expenses for the nine months ended September 30, 2015 and 2014 were $0.8 million and $7.5 million, respectively, and predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Change in fair value of warrant liability. During the nine months ended September 30, 2014, we incurred a non-cash loss of $4.8 million related to the 2014 Warrant that we issued in connection with the financing transaction on September 8, 2014, primarily as a result of an increase in the market value of our common stock from September 8, 2014 to September 30, 2014. In the fourth quarter of 2014, the fair value of the 2014 Warrant was reclassified to additional paid-in-capital as it was no longer deemed a liability.
Non-cash change in acquisition-related escrow. During the nine months ended September 30, 2015, we recorded a non-cash loss of $10.3 million related to an acquisition-related escrow account for the purchase of DigiCore due to the weakening of the South African Rand.
Interest expense, net. Interest expense, net for the nine months ended September 30, 2015 was $3.3 million, compared to $28,000 for the same period in 2014. The increase in interest expense is primarily a result of the interest expense related to the Convertible Notes that we issued during the second quarter of 2015, which includes the amortization of the debt discount and debt issuance costs.
Other expense, net. Other expense, net, for the nine months ended September 30, 2015 was $0.7 million, compared to $0.1 million for the same period in 2014. The increase in other expense is primarily a result of the effect of exchange rates on cash and cash equivalents during the period.
Income tax provision. Income tax expense for the nine months ended September 30, 2015 was $0.1 million as compared to $73,000 for the same period in 2014.
The effective tax rate for the nine months ended September 30, 2015 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated during the first half of 2015.
Net loss. For the nine months ended September 30, 2015, we reported a net loss of $37.9 million, as compared to a net loss of $35.2 million for the same period in 2014. Our net loss increased primarily due to the non-cash change in an acquisition-related escrow account for our purchase of DigiCore, partially offset by improved revenues and gross margins.

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
On March 26, 2015, the Investor exercised a portion of the 2014 Warrant to purchase 3,824,600 shares of our common stock at an exercise price of $2.26 per share for total proceeds of $8.6 million.
On March 26, 2015, in order to induce the Investor to exercise the 2014 Warrant for cash in connection with the acquisition of FW, we issued to the Investor a new warrant to purchase 1,593,583 shares of our common stock at an exercise price of $5.50 per share.
Revolving Credit Facility
On October 31, 2014, we entered into a senior secured revolving credit facility in the amount of $25.0 million with Wells Fargo Bank, National Association (the “Revolver”). Concurrently with the acquisition of FW, we amended the Revolver to include FW as a borrower and Loan Party, as defined by the agreement. The amount of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of a specified percentage of eligible receivables. If, at any time during the term of the Revolver, the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, we would be required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $3.0 million of availability for letters of credit. At September 30, 2015, there was no outstanding balance of the Revolver. Based on our eligible receivables at September 30, 2015, we have available borrowings of approximately $17.6 million.
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
Historical Cash Flows
The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(26,297)	$(9,484)
Net cash provided by (used in) investing activities	(98,557)	15,602
Net cash provided by financing activities	117,570	11,222
Effect of exchange rates on cash and cash equivalents	(350)	(88)
Net increase (decrease) in cash and cash equivalents	(7,634)	17,252
Cash and cash equivalents, beginning of period	17,853	2,911
Cash and cash equivalents, end of period	$10,219	$20,163
Operating activities. Net cash used in operating activities was $26.3 million for the nine months ended September 30, 2015 compared to $9.5 million for the same period in 2014. Net cash used in operating activities for the nine months ended September 30, 2015 was primarily attributable to the net loss in the period along with a decrease in accounts payable and an increase in accounts receivable, partially offset by the non-cash change in acquisition-related escrow. Net cash used in operating activities for the nine months ended September 30, 2014 was attributable to net losses in the period, partially offset by a net increase in cash caused by changes in working capital accounts, and non-cash charges for depreciation and amortization, inventory provision and share-based compensation expense.
Investing activities. Net cash used in investing activities during the nine months ended September 30, 2015 was $98.6 million compared to $15.6 million provided by investing activities for the same period in 2014. Cash used in investing activities during the nine months ended September 30, 2015 was primarily related to our acquisition of FW and our acquisition of DigiCore, which closed on October 5, 2015. Cash provided by investing activities during the nine months ended September 30, 2014 was related to net sales of marketable securities of $17.3 million, partially offset by purchases of property and equipment for approximately $1.5 million.
Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2015 was $117.6 million, compared to net cash provided by financing activities of $11.2 million for the same period in 2014. Net cash provided by financing activities during the nine months ended September 30, 2015 was primarily related to gross proceeds of $120.0 million received from the issuance of the Convertible Notes and proceeds received from the exercise of the 2014 Warrant for $8.6 million, partially offset by the repayment of $5.2 million on our Revolver, the payment of $3.5 million of issuance costs related to the Convertible Notes and the payoff of the FW assumed credit line and certain capital lease obligations of $2.6 million. Net cash provided by financing activities during the nine months ended September 30, 2014 was primarily related to $14.2 million in proceeds received from the issuance of shares of common stock, Series C Preferred Stock and the 2014 Warrant, net of issuance costs, offset by principal repayments on our margin credit facility borrowings, and payroll taxes paid on behalf of employees for restricted stock units which vested during the period.
Other Liquidity Needs
As of September 30, 2015, we had available cash and cash equivalents totaling $10.2 million and working capital of $41.3 million. We also had availability for borrowings under the Revolver. Borrowings under this facility are secured by a first priority lien on substantially all of our assets and the assets of certain of our subsidiaries, subject to certain exceptions and permitted liens. At September 30, 2015, there was no outstanding balance on the Revolver. Based on our eligible receivables at September 30, 2015, we have available borrowings of approximately $17.6 million.
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
Contractual Obligations and Commercial Commitments
Other than the issuance of the Convertible Notes described above, there have been no material changes to our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk, global credit risk and foreign currency exchange rate risk.

Since December 31, 2014, there have been no material changes in the quantitative or qualitative aspect of our market risk profile other than the acquisition-related escrow account denominated in South African Rand. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
The disclosure in Note 13, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements includes a discussion of our legal proceedings and is incorporated herein by reference.
The Company is also engaged in numerous other legal actions arising in the ordinary course of our business and, while there can be no assurance, the Company currently believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors.
There have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, except for the risk factors listed below.
Uncertainty about our recent acquisitions of FW and DigiCore may adversely affect relationships with our customers, suppliers and employees.
In response to the consummation of our recent acquisitions of FW and DigiCore, our existing or prospective customers or suppliers may:

•	delay, defer or cease purchasing products or services from, or providing products or services to, the combined company;

•	delay or defer other decisions concerning the combined company; or

•	otherwise seek to change the terms on which they do business with the combined company.
Any such delays or changes to terms could materially harm our business. In addition, as a result of our recent acquisitions of FW and DigiCore, our current and prospective employees could experience uncertainty about their future with the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with us following the completion of the acquisitions. Losses of customers, employees or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition.
We expect to incur substantial expenses related to the integration of FW and DigiCore.
We expect to incur substantial expenses in connection with the integration of the business, policies, procedures, operations, technologies and systems of FW and DigiCore. There are a large number of systems and functions that must be integrated, including, but not limited to, management information, accounting and finance, billing, payroll and benefits and regulatory compliance. In addition, acquisitions of foreign entities, such as DigiCore, are particularly challenging because their prior practices may not meet the requirements of the Sarbanes-Oxley Act and/or GAAP standards. While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings and synergies related to the integration of the businesses following the completion of the acquisitions.
We may be unable to successfully integrate our business with the businesses of FW and DigiCore and realize the anticipated benefits of the acquisitions.
Our management has limited integration experience and will be required to devote significant attention and resources to integrating our business practices and operations with those of FW and DigiCore. In particular, the acquisition of DigiCore involves the combination of two companies that previously operated as independent public companies in different countries. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:

•	inability to successfully combine our business with the businesses of FW and DigiCore in a manner that permits us to achieve the full synergies anticipated to result from the acquisitions;

•
complexities associated with managing our business and the businesses of FW and DigiCore following the completion of the acquisitions, including the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	integrating the workforces of the companies while maintaining focus on providing consistent, high quality customer service; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisitions, including costs to integrate the companies that may exceed anticipated costs.
Any of the potential difficulties listed above could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the acquisition or otherwise adversely affect our business and financial results.
Our actual financial and operating results following the acquisitions of FW and DigiCore could differ materially from any expectations or guidance provided by us concerning future results, including (without limitation) expectations or guidance with respect to the financial impact of any cost savings and other potential synergies we hope to achieve through the acquisitions.
We currently expect to realize material cost savings and other synergies as a result of the acquisitions of FW and DigiCore, and as a result, we currently believe that the acquisitions will be accretive to our earnings per share, excluding upfront non-recurring charges, transaction related expenses, and the amortization of purchased intangible assets. These expectations are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for the businesses of FW and DigiCore and assumptions relating to the near-term prospects for our industry generally and the markets for the products of FW and DigiCore in particular. Additional assumptions that we have made relate to numerous matters, including, without limitation, the following:

•	projections of future revenues;

•	conversion of DigiCore’s financial statements from International Financial Reporting Standards to GAAP;

•	anticipated financial performance of products and products currently in development;

•	anticipated cost savings and other synergies associated with the acquisitions, including potential revenue synergies;

•	our expected capital structure after the acquisitions;

•	amount of goodwill and intangibles that will result from the acquisitions;

•	certain other purchase accounting adjustments that we expect to record in our financial statements in connection with the acquisitions;

•	acquisition costs, including restructuring charges and transaction costs payable to our financial, legal and accounting advisors;

•	our ability to maintain, develop and deepen relationships with the customers of FW and DigiCore; and

•	other financial and strategic risks of the acquisitions.
We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of FW and DigiCore, and we cannot provide assurances with respect to our ability to realize the cost savings that we currently anticipate. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to integrate FW and DigiCore successfully; currently unanticipated incremental costs that we may incur in connection with integrating the companies; risks relating to our ability to realize incremental revenues from the acquisition in the amounts that we currently anticipate; risks relating to the willingness of customers and other partners of FW and DigiCore to continue to conduct business with the combined company; and numerous risks and uncertainties that affect our industry generally and the markets for our products and those of FW and DigiCore, specifically. Any failure to integrate FW and DigiCore successfully and to realize the financial benefits we currently anticipate from the acquisitions would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.
The combined company resulting from the recent acquisitions of FW and DigiCore may not perform as we or the market expects, which could have an adverse effect on the price of our common stock.
The combined company resulting from the recent acquisitions of FW and DigiCore may not perform as we or the market expects. Risks associated with the combined company following the acquisitions include:

•
integrating businesses is a difficult, expensive, and time-consuming process, and the failure to integrate successfully our business with the businesses of FW and DigiCore in the expected time frame would adversely affect our financial condition and results of operations;

•
the acquisitions of FW and DigiCore will significantly increase the size of our operations, and if we are not able to effectively manage our expanded operations, our stock price may be adversely affected;

•
it is possible that our key employees or key employees of FW or DigiCore might decide not to remain with us as a result of the acquisitions, and the loss of such personnel could have a material adverse effect on our financial condition, results of operations and growth prospects;

•
relationships with third parties and pre-existing customers may be affected by customer preferences or public attitudes about the acquisitions. Any adverse changes in these relationships could adversely affect our business, financial condition and results of operations; and

•	the price of our common stock may be affected by factors different from those that affected the price of our common stock prior to the acquisitions.
If any of these events were to occur, the price of our common stock could be adversely affected.
Due to the global nature of our new operations following our recent acquisition of DigiCore, we are now subject to political and economic risks that could adversely affect our business, results of operations or financial condition.
DigiCore conducts business in over 50 countries and we expect that, following the acquisition of DigiCore, international revenue will represent a significant percentage of our total worldwide revenue. The risks inherent in global operations include:

•	limitations on ownership or participation in local enterprises;

•
lack of familiarity with, and unexpected changes in, foreign laws and legal standards, including employment laws, product liability laws, privacy laws and environmental laws, which may vary widely across the countries in which we sell our products;

•	increased expense to comply with U.S. laws that apply to foreign corporations, including the Foreign Corrupt Practices Act and Office of Foreign Assets Control regulations;

•	compliance with, and potentially adverse tax consequences of, foreign tax regimes;

•	fluctuations in currency exchange rates, currency exchange controls, price controls and limitations on repatriation of earnings;

•	transportation delays and interruptions;

•	local economic conditions;

•	political, social and economic instability and disruptions;

•	acts of terrorism and other security concerns;

•	government embargoes or foreign trade restrictions such as tariffs, duties, taxes or other controls;

•	import and export controls;

•	increased product development costs due to differences among countries’ safety regulations and radio frequency allocation schemes and standards;

•	increased expense related to localization of products and development of foreign language marketing and sales materials;

•	longer accounts receivable payment cycles and difficulty in collecting accounts receivable in foreign countries;

•	increased financial accounting and reporting burdens and complexities;

•	workforce reorganizations in various locations, including global reorganizations of sales, research and development, technical services, finance, human resources and facilities functions;

•	restrictive employment regulations;

•	labor unrest and current and changing regulatory environments;

•	difficulties in staffing and managing multi-national operations;

•	difficulties and increased expense in implementing corporate policies and controls;

•	international intellectual property laws, which may be more restrictive or may offer lower levels of protection than U.S. law;

•
compliance with differing and changing local laws and regulations in multiple international locations, including regional data privacy laws, as well as compliance with U.S. laws and regulations where applicable in these international locations; and

•	limitations on our ability to enforce legal rights and remedies.

If we are unable to successfully manage these and other risks associated with managing and expanding our international business, the risks could have a material adverse effect on our business, results of operations or financial condition. Further, operating in international markets requires significant management attention and financial resources. Due to the additional uncertainties and risks of doing business in foreign jurisdictions, international acquisitions tend to entail risks and require additional oversight and management attention that are typically not attendant to acquisitions made within the U.S. We cannot be certain that the investment and additional resources required to establish, acquire or integrate operations in other countries will produce desired levels of revenue or profitability.
Our expanded international operations following our recent acquisition of DigiCore may increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.
The Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors or agents. From time to time, we may receive inquiries from authorities in the U.S. and elsewhere about our business activities outside of the U.S. and our compliance with Anti-Corruption Laws. While we devote substantial resources to our global compliance programs and have implemented policies, training and internal controls designed to reduce the risk of corrupt payments, our employees, vendors or agents may violate our policies. Our recent acquisition of DigiCore may significantly increase our exposure to potential liability. DigiCore was not historically subject to the Foreign Corrupt Practices Act, Sarbanes-Oxley, or other laws to which we are subject, and we may become subject to liability if in the past, DigiCore’s operations did not comply with such laws.
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
Due to our recent acquisition of DigiCore, we are now subject to certain foreign tax regulations. Such regulations may not be clear, not consistently applied and subject to sudden change, particularly with regard to international transfer pricing. Our earnings could be reduced by the uncertain and changing nature of such tax regulations.
Evolving regulations and changes in applicable laws relating to data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.
Our solutions and products enable us to collect, manage and store a wide range of data related to vehicle tracking and fleet management such as vehicle location and fuel usage, speed and mileage. Some of the data we collect or use in our business is subject to data privacy laws. The U.S. federal government and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. DigiCore markets its products in over 50 countries, and accordingly, our acquisition of DigiCore has made us subject to many different, and potentially conflicting, privacy laws. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities.
We may be subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.
Our business operations require that we use and store sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our secure data centers and on our networks. We face a number of threats to our data centers and networks in the form of unauthorized access, security breaches and other system disruptions, and these risks may increase as we expand our international operations following our acquisition of DigiCore. It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. We implement industry standard security measures, but nonetheless, our information technology systems may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information used or stored on our networks and may result in significant data losses or theft of our, our customers’, or our business partners’ intellectual property, proprietary business information or personally identifiable information. A cybersecurity breach could negatively affect our reputation by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a cyber-attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation, which could have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in foreign currency exchange and interest rates could adversely affect our results of operations.
Our business is generally conducted in U.S. Dollars except in South Africa where our revenues and costs are accounted for in the South African Rand. Consequently, the costs of operating in South Africa will be subject to the effects of exchange fluctuations of the South African Rand against the U.S. Dollar. When the South African Rand weakens against the U.S. Dollar, our operating costs denominated in such currency will increase and our revenues denominated in such currency will decrease. Fluctuations in the value of the South African Rand against the U.S. Dollar will create greater uncertainty in our revenues and can significantly and adversely affect our operating results.
DigiCore relies upon a number of key customers for a significant portion of its revenue, some of which are governmental entities. The loss of any such customer could have a material adverse impact on our business, results of operations and financial condition.
DigiCore has historically relied, and likely will continue to rely, on a number of key customers for a significant portion of its revenue. Additionally, certain key customers of DigiCore are governmental entities, and accordingly, their procurement decisions are subject to competitive bidding procedures. There can be no assurance that in future, DigiCore will prevail in such competitive bidding processes and be awarded similar contracts from such customers. The loss of any of DigiCore’s significant customers or deterioration in DigiCore’s relationship with them could materially adversely affect our business, results of operations and financial condition.
Entry into new lines of business, and our offering of new products and services, resulting from our recent acquisitions of DigiCore may result in exposure to new risks.
DigiCore operates primarily in the areas of SaaS telematics, vehicle tracking and fleet management, which are areas in which we have not previously conducted business. New lines of business, products or services could have a significant impact on the effectiveness of our system of internal controls and could reduce our revenues and potentially generate losses. New products and services, or entrance into new markets, may require substantial time, resources and capital, and profitability targets may not be achieved. Entry into new markets entails inherent risks associated with our inexperience, which may result in costly decisions that could harm our profit and operating results. There are material inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully developed or when the laws and regulations regarding a new product are not mature. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful implementation of new products or services. Failure to manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.
The telematics and fleet management market is highly fragmented and competitive, with low barriers to entry. If we do not compete effectively, our operating results may be harmed.
The market for fleet management solutions is highly fragmented, consisting of a significant number of vendors, competitive and rapidly changing, with relatively low barriers to entry. Competition in this market is based primarily on the level of difficulty in installing, using and maintaining solutions, total cost of ownership, product performance, functionality, interoperability, brand and reputation, distribution channels, industries and the financial resources of the vendor. We expect competition to intensify in the future with the introduction of new technologies and market entrants. Mobile service and software providers, such as Google and makers of GPS navigation devices, such as Garmin, provide limited services at lower prices or no charge, such as basic GPS-based mapping, tracking and turn-by-turn directions that could be expanded or further developed to more directly compete with our telematics solutions. Competition could result in reduced operating margins, increased sales and marketing expenses and the loss of market share, any of which would likely cause serious harm to our operating results.
Industry consolidation may result in increased competition, which could result in a loss of customers or a reduction in revenue.
Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer more comprehensive services than they individually had offered or achieve greater economies of scale. In addition, new entrants not currently considered to be competitors may enter our market through acquisitions, partnerships or strategic relationships. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. Many of the potential entrants may have competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as greater financial, technical and other resources. These pressures could result in a substantial loss of our customers or a reduction in our revenue.

Our inability to adapt to rapid technological change in the telematics and fleet management markets and related industries could impair our ability to remain competitive and adversely affect our results of operations.
The telematics and fleet management markets are characterized by rapid technological change, frequent introductions of new products and evolving industry standards. In addition, we are affected by changes in the automotive, mobile handset, GPS navigation device and work flow software industries. As the technology used in each of these industries evolves, we will face new integration and competition challenges. For example, as automobile manufacturers evolve in-vehicle technology, GPS tracking devices may become standard equipment and compete against our solutions. If we are unable to adapt to rapid technological change, it could adversely affect our results of operations and our ability to remain competitive.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

2.1*
Agreement and Plan of Merger, dated March 27, 2015, by and among Novatel Wireless, Inc., Duck Acquisition, Inc., R.E.R. Enterprises, Inc., the stockholders of R.E.R. Enterprises, Inc. and Ethan Ralston, as the representative of the stockholders (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed April 1, 2015).

2.2*
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

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 3, 2015).

3.6	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 19, 2015).

10.1**	Fifth Amendment to Credit and Security Agreement, dated October 5, 2015, by and among Novatel Wireless, Inc., Enfora, Inc., Feeney Wireless, LLC and Wells Fargo Bank, National Association.

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements and footnotes from the Novatel Wireless, Inc. Annual Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date: November 6, 2015	Novatel Wireless, Inc.

	By:	/s/ SUE SWENSON
Sue Swenson
Chief Executive Officer

By:	/s/ MICHAEL NEWMAN
Michael Newman
Chief Financial Officer