Form 10-K
period 2015-12-31
NOVATEL WIRELESS INC
filed 2016-03-15
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2015
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
Large accelerated filer  ☐        Accelerated filer  ☒        Non-Accelerated filer  ☐     Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2015, as reported by The Nasdaq Global Select Market, was approximately $96,937,000. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The registrant does not have any non-voting stock issued or outstanding.
The number of shares of the registrant’s common stock outstanding as of March 4, 2016 was 53,188,288.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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

•
our ability to integrate the operations of R.E.R. Enterprises, Inc. and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC, DigiCore Holdings Limited, and any business, products, technologies or personnel that we may acquire in the future, including: (i) our ability to retain key personnel from the acquired company or business and (ii) our ability to realize the anticipated benefits of the acquisition;

•
our ability to close the sale of assets pursuant to the Asset Purchase Agreement entered into on February 18, 2016 between us and Micronet Enertec Technologies, Inc. (“Micronet”) in a timely manner, and to negotiate favorable commercial arrangements with Micronet for our future acquisitions of telematics hardware products;

•	our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to procure components and manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	our ability to be cost competitive while meeting time-to-market requirements for our customers;

•	our ability to meet the product performance needs of our customers in both mobile broadband and M2M markets;

•	demand for broadband wireless access to enterprise networks and the Internet;

•	demand for fleet and vehicle management software-as-a-service telematics solutions;

•	our dependence on wireless telecommunication operators delivering acceptable wireless services;

•	the outcome of any pending or future litigation, including intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development and sale of our products;

•	the introduction of new products that could contain errors or defects;

•	doing business abroad, including foreign currency risks;

•	our ability to make focused investments in research and development; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Unless the context requires otherwise, in this Annual Report on Form 10-K the terms “we,” “us,” “our,” the “Company” and “Novatel Wireless” refer to Novatel Wireless, Inc., a Delaware corporation, and its wholly owned subsidiaries.
Trademarks
“Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MiFi OS”, “MiFi Powered”, “MiFi Home”, “MobiLink”, “Ovation”, “Expedite” and “MiFi Freedom. My Way.” are trademarks or registered trademarks of Novatel Wireless, Inc. “Enfora”, the Enfora logo, “Spider”, “Enabling Information Anywhere”, “Enabler” and “N4A” are trademarks or registered trademarks of Enfora, Inc. “FW”, “Crossroads” and the Feeney Wireless logo are trademarks or registered trademarks of Feeney Wireless, LLC. “DigiCore”, “Ctrack” and the Ctrack logo are trademarks or registered trademarks of DigiCore Holdings Limited. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I
Item 1.    Business
Overview
Novatel Wireless, Inc. (the “Company” or “Novatel Wireless”) is a leading global provider of solutions for the Internet of Things (“IoT”), including software-as-a-service (“SaaS”) solutions for the telematics market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded modules, integrated asset-management and mobile tracking machine-to-machine (“M2M”) devices, communications and applications software and cloud services. In addition, through our acquisitions of DigiCore Holdings Limited (“DigiCore” or “Ctrack”) on October 5, 2015, and of R.E.R. Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (collectively, “FW”), on March 27, 2015, our product portfolio was further expanded to include additional product offerings for fleet and vehicle telematics, stolen vehicle recovery, user-based insurance, M2M communications devices, applications software and SaaS services.
Our products currently operate on every major cellular wireless technology platform. Our M2M products enable devices to communicate with each other and with server or cloud-based application infrastructures. Our M2M products and solutions include our M2M embedded modules, integrated M2M communications devices and our SaaS delivery platforms, including DigiCore's Ctrack, which provides fleet and vehicle SaaS telematics, and FW's Crossroads, which provides easy M2M device management and service enablement. Our mobile hotspots, embedded modules, and modems provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks.
On February 18, 2016, we entered into an Asset Purchase Agreement (the “Micronet APA”) with Micronet Enertech Technologies, Inc. (“Micronet”) pursuant to which we have agreed to sell Micronet certain assets used by us in the operation of our telematics hardware business. The divestiture will allow us to focus on our core SaaS product offerings and is anticipated to increase our profitability.
Our Products and Solutions
We operate in the wireless communications industry in two product categories:

•
M2M Products and Solutions includes our M2M embedded modules, integrated M2M communications devices, Ctrack fleet management platform and our service delivery platforms, Crossroads, DMS, the N4A™ DM and N4A™ CMS that provide easy device management and service enablement.

•
Mobile Computing Solutions includes our MiFi brand of intelligent mobile hotspot devices, USB modems and embedded modules that enable Internet access and data transmission and services via cellular wireless networks.

M2M Products and Solutions
Our M2M Products and Solutions include SaaS, hardware and services that enable devices and machines to communicate with each other and with server or cloud-based application infrastructures. Our M2M customer base is comprised of transportation companies, industrial companies, manufacturers, application service providers, government and public safety, system integrators and distributors. Our solutions address multiple vertical markets for our customers including commercial telematics, consumer telematics, remote monitoring and control, security and connected home. We have strategic relationships with several of the customers in these product categories that provide input and validation of our product requirements across the various vertical markets.
During 2015, we expanded our M2M portfolio significantly by adding additional technologies, features, hardware and software products and services that improve performance, add value and strengthen the competitive advantages of our solutions. M2M Products and Solutions accounted for 34%, 21% and 11% of our revenue in 2015, 2014 and 2013, respectively. M2M Product and Solutions lines include the following:
Ctrack Fleet Management and Vehicle Telematics bring together essential elements for telematics applications that service a number of vertical markets. The telematics solutions include SaaS, hardware and managed services that provide vehicle tracking and diagnostics, along with workforce tracking and management functions. We add value by developing solutions to meet the needs of specific customers, with a particular emphasis on select vertical markets including: transportation and logistics, fleet management, usage-based insurance, stolen vehicle recovery and security and asset tracking. These solutions can be scaled from a small fleet customer to company-wide enterprise deployments. Our M2M solutions are programmable and can be customized to collect specific types of data as required by a customer. Combining the device with our platforms, assets can easily be monitored, managed and reconfigured remotely from almost anywhere in the world. Our Ctrack telematics solutions offer ease-of-deployment and superior, reliable performance in scalable and flexible packages.

FW and Novatel Wireless M2M Managed Services include integration and design services that we provide to other companies, for a number of vertical applications, such as security and surveillance, asset management solutions, high-capacity wireless communications, fleet management and remote monitoring and control. Our software suite is comprised of service delivery platforms that ease the development, deployment and operation of device, asset and fleet management applications. The FW suite includes Crossroads, an adaptable IoT application framework that turns field data into easy-to-read charts and graphs, Device Management Services, a hosted SaaS platform for helping organizations manage the selection, deployment and spend of their wireless assets and Content Management, which tailors information to customer specific needs.  All are device-agnostic and each provide a standardized, scalable way to order, connect and manage remote assets and improve business operations. The platforms are flexible and support both on-premise server or cloud-based deployments and are the basis for delivery of a wide range of M2M services.
Hardware. In 2015, we achieved network certification for some of our advanced M2M solutions through Verizon Wireless, Inc. (“Verizon Wireless”) and AT&T, Inc. (“AT&T”), in addition to certifications from a number of international regulatory bodies including, but not limited to the National Telecommunications Agency, or Anatel, for operation in Brazil, NOM/NYCE and IFETEL for operation in Mexico, Conformite Europeenne, e-Mark, Global Certification Forum and PTCRB for operation in Europe, the Middle East and Africa and the Independent Communications Authority of South Africa for operation in South Africa.
Mobile Computing Solutions
We have an innovative portfolio of leading-edge technology solutions that enable data transmission and services via cellular wireless networks. Our mobile computing solutions currently support Long Term Evolution (“LTE”) platforms and other major cellular wireless technology platforms as required by our global carrier customers. Our mobile hotspots, USB modems and routers provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our mobile computing customer base is comprised of wireless operators, including Verizon Wireless, AT&T, Inc., Sprint Corporation (“Sprint”), United States Cellular Corporation (“U.S. Cellular”), Bell Canada, other original equipment manufacturers (“OEMs”) and distributors.
In 2015, we launched new products in our line of MiFi mobile hotspots that provided multi-mode support for Third Generation (“3G”) and Fourth Generation (“4G”) networks. In the third quarter of 2015, we launched two new products, the MiFi 4G LTE USB 620L with Verizon Wireless and the MiFi M100 Mobile Hotspot 4G LTE with U.S. Cellular. The MiFi 4G LTE USB 620L modem is a robust, global-ready modem supporting a number of bands for connectivity in over 200 countries that is ideal for enterprise customers and M2M applications. The MiFi M100 is the first U.S. Cellular MiFi brand mobile hotspot and their first LTE-only mobile hotspot.
Our major mobile computing solutions include the following:
MiFi® Brand of Intelligent Mobile Hotspot is our flagship mobile computing product. Introduced in 2009, it quickly became a leading brand in mobile communications. Our award-winning MiFi hotspots have gained acceptance as a standard connectivity option for Wi-Fi-enabled devices such as the iPad, Kindle, tablets, PCs, MP3 players, and gaming devices. MiFi hotspots function by connecting to a cellular-wireless network and creating a secure Wi-Fi signal that can connect to as many as 15 devices simultaneously. MiFi hotspots accounted for 62%, 69% and 74% of our revenue in 2015, 2014 and 2013, respectively.
Our strategy for the MiFi platform is to innovate, focusing on ease of use, security, key performance indicators and value added features that take the device beyond just basic connectivity. The MiFi 6620L, launched with Verizon Wireless in the fourth quarter of 2014, received numerous accolades and awards from leading industry publications throughout 2015.
4G LTE Gateway branded MiFi Home™, available through Verizon Wireless and branded as the 4G LTE Broadband Router with Voice, is a wireless solution that supports both wireless voice and data. The wireless data support provides Internet access over LTE and 1xRTT voice, which is software upgradeable to support high definition voice as VoLTE support becomes available on the carrier network.
Other Modems continue to be used to access wireless broadband networks. We originally introduced USB and PC-Card /ExpressCard® modems in North America, Europe, the Middle East and Africa and continue to provide advanced wireless access in the industry.
Embedded Modules are utilized in a wide range of computing devices, such as laptop PCs, netbooks, tablets and various other electronic products to provide wireless broadband access.
For the years ended December 31, 2015, 2014 and 2013, net revenues recognized from sales of our products and solutions were $220.9 million, $185.2 million and $335.1 million, respectively.

Our Strategy
Our objective is to be a leading provider of intelligent wireless solutions. The key elements of our strategy are to:

•
Improve SaaS and Managed Services Penetration. Through our Ctrack telematics and FW device management platforms, we enable our customers’ applications to support their specific business needs. Our SaaS offering includes a platform for vehicle telematics segments, such as fleet management. Automotive vehicle data such as driver location, driving behavior, driver ID, vehicle status, and device status is gathered from our integrated products and delivered to our software applications or service delivery platform.

•
Lead the Intelligent Mobile Hotspot Product Category. We invented and developed the MiFi intelligent mobile hotspot, a new category in wireless mobile data devices. In May 2009, the first nationwide commercial deployment of MiFi hotspots was launched by Verizon Wireless, preceded by introduction of the product category to the market with international mobile operators. In 2015, we launched a new, LTE-only MiFi mobile hotspot with a new operator-customer, U.S. Cellular, the nation’s fifth largest mobile operator. We also launched a new global USB modem with Verizon Wireless. During 2015, we continued to ship MiFi Intelligent Mobile Hotspots to all three leading U.S. carriers: Verizon Wireless, AT&T and Sprint.

•
Leverage Our Mobile Computing Expertise and Technology Platforms to Expand Our M2M Portfolio. We are leveraging our Mobile Computing technology expertise, such as cellular wireless engineering radio development and the MiFi Intelligent Mobile Hotspot technology platform, to expand our M2M portfolio. This enables us to leverage our development efforts, improve time-to-market and expand our portfolio in key markets. In 2015, the M2M-grade MiFi Powered SA 2100, available for telematics and telemetry applications, continued to ship through our global distribution channels targeting a number of M2M vertical markets.

•
Broaden Our M2M Product Offerings. We intend to diversify and continue to broaden our integrated solutions and embedded module product lines for commercial telematics, after-market telematics, remote monitoring and control, security and connected home applications.

•
Align Our Mobile Computing Product Offerings with Key Carrier Customers and Distributors. Leveraging our expertise in delivering wireless broadband solutions, we support our key customers with innovation and product portfolio flexibility, enabling them to address both premium and value segments for their markets. Our products operate on the major wireless technology platforms, including 4G networks, LTE variants and emerging technologies.

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

•
Continue to Target Recurring SaaS Opportunities and Penetrate New Markets. We believe that continuing developments in wireless technologies will create additional vertical market opportunities and more applications for our products. Currently, we market our M2M solutions to key vertical industry segments by offering innovative solutions that are intended to increase productivity, reduce costs and create operational efficiencies.

•
Increase the Value of Our Offering. We will continue to add new features, functionality and intellectual property to our portfolio and develop new services and software applications to enhance the overall value and ease of use that our solutions provide to our customers and end users.

Customers
Our customer base is comprised of wireless operators, distributors, OEMs and various companies in vertical markets. Our M2M customer base is a mix across various verticals including customers and partners such as ADCO Group, ARAMCO Oil Company, the Belgium Army, Discovery Insure, KLM Equipment Services (a subsidiary of KLM Royal Dutch Airlines), Modus Group, Monitronics, Next Seguros (a subsidiary of Grupo Next), Premier Wireless, Telogis, Vehicle Tracking Solutions LLC, Fleetmatics and Nextraq. Our tier-one wireless-operator customers include Verizon Wireless, AT&T, Sprint, U.S. Cellular, Bell Canada and Telstra Corporation Limited.

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

•
OEMs. Our OEM customers and partners integrate our products into devices and vehicles that they manufacture and sell through their own direct sales forces and indirect distribution channels. Our products are capable of being integrated into a broad range of devices that utilize wireless-data capabilities. We seek to build strong relationships with our OEM partners by working closely with them and providing radio frequency (“RF”), design consulting, performance optimization, software integration and customization and application engineering support during the integration of our products.

Strategic Relationships
We continue to develop and maintain strategic relationships with wireless and computer industry leaders such as QUALCOMM Incorporated (“Qualcomm”), Verizon Wireless, AT&T, T-Mobile US, Inc., Sprint, Telstra, MTN Group and major software vendors. Through strategic relationships, we have been able to increase market penetration by leveraging the resources, knowledge and technology of our channel partners.
Sales and Marketing
We sell our M2M Products and Solutions primarily to enterprises in the following industries: transportation; energy and industrial automation; security and safety; and medical monitoring. We sell our M2M Products and Solutions through our direct sales force and through distributors.
We sell our Mobile Computing Solutions primarily to wireless operators either directly or through strategic relationships, as well as to OEM partners and distributors located worldwide. Most of our Mobile Computing Solutions are sold directly by our sales force, or to a lesser degree, through distributors.
In order to maintain strong sales relationships, we provide co-marketing, trade show support, product training and demo units for merchandising. We are also engaged in a wide variety of activities, such as awareness and lead-generation programs, as well as product marketing. Other marketing initiatives include public relations, seminars and co-branding with partners.
A significant portion of our revenue comes from a small number of customers. Our revenues from sales to Verizon Wireless represented approximately 54% of our total revenues for the year ended December 31, 2015.
A substantial majority of our revenue is derived from sales in the U.S. See Note 13, Geographic Information and Concentrations of Risk, to our consolidated financial statements for a discussion of our revenue and asset concentrations by geographic location. For information regarding risks attendant to our foreign operations, see the information in “Item 1A. Risk Factors” in Part 1 of this report.
Product Research and Development
Our research and development efforts are focused on developing innovative M2M solutions and wireless products and improving the functionality, design and performance of our existing products and total end-to-end solutions. Our research and development expenses for the years ended December 31, 2015, 2014 and 2013 were $35.4 million, $34.3 million and $48.2 million, respectively.
In both product categories, we intend to continue to identify and respond to our customers’ needs by introducing new SaaS solutions and product designs that meet our market and customers’ needs, with an emphasis on supporting cutting edge wireless data and M2M technology, ease-of-use, backward and forward system compatibility, product durability and performance.

We manage our research and development through a structured life-cycle process, from identifying initial customer requirements through development and commercial introduction to eventual phase-out. During product development, emphasis is placed on innovation, time-to-market, performance, meeting industry standards and customer-product specifications, ease of integration, cost reduction, manufacturability, quality and reliability.
Our product development efforts leverage our core expertise in the following key technology areas:

M2M Solutions
We have developed customized M2M solutions for telematics, asset-tracking systems and service-delivery platforms that utilize highly scalable and reusable hosted or custom cloud based services together with advanced radio-frequency technology and specialized software that interfaces with the information technology systems of our customers. Such solutions include Ctrack fleet and vehicle telematics platform, FW’s Crossroads SaaS system, and our M2M Device Management platform.

Embedded Operating System
We have developed an embedded operating system that supports native and third party applications for our M2M platforms, telematics and mission-specific solutions to facilitate and provide an easy to implement and integrate, user friendly, scalable, reliable and high performance end-to-end device management and SaaS solutions for the worldwide M2M and telematics markets.

Advanced Radio Frequency and Hardware Design.
Advanced RF design is a key technology that determines the performance of wireless devices. We have specialized in all generations of wireless wide area network technologies designs from 1G to 4G spanning CDPD, TDMA, GSM/GPRS, UMTS, HSPA/HSPA+, WiMAX and LTE. Our expertise in RF, baseband and firmware technology contributes to the performance, cost advantages and best in class form factor products.

Software Development
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

Miniaturization and System Integration
Our expertise includes the integration of RF and baseband chipsets and printed circuit board, or PCB technologies. We will continue to augment our miniaturization technology, working to further reduce the size, power consumption and cost of current and future products.

Manufacturing and Operations
The hardware used with our solutions is produced by one of our four contract manufacturers or at our own internal facilities in Durban, South Africa, or Eugene, Oregon. Our current contract manufacturers include AsiaTelco Technologies Co., Inventec Appliances Corporation, Hon Hai Precision Industry Co., Ltd. and Production Logix CC.
These contract manufacturers are located in China and South Africa and are able to produce our products using modern state-of-the-art equipment and facilities with relatively low-cost labor. Their services include component procurement, assembly, testing, quality control and fulfillment.
We outsource our higher volume manufacturing in an effort to:

•	focus on our core competencies of design, development and marketing;

•	minimize our capital expenditures and lease obligations;

•	realize manufacturing economies of scale;

•	achieve production scalability by adjusting manufacturing volumes to meet changes in demand; and

•	access best-in-class component procurement and manufacturing resources.
With our acquisition of FW, we entered into the “project manufacturing” business. This has higher labor content and specialized assembly that is done in our facility in Eugene, Oregon. This also allows for higher security around our designs and products for delivery to governmental customers.
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
Intellectual Property
Our solutions rely on and benefit from our portfolio of intellectual property, including patents and trademarks. We currently own 79 United States patents and 31 foreign patents. In addition, we currently have 36 patent applications pending. The patents that we currently own expire at various times between 2016 and 2035.
We have licensed software and other intellectual property for use in our products from third-parties, such as Qualcomm. In the case of Qualcomm, these licenses allow us to manufacture CDMA, UMTS, HSPA, EV-DO and LTE-based wireless modems using Qualcomm intellectual property and to sell or distribute them worldwide. In connection with such sales, we pay royalties to Qualcomm. The licenses from Qualcomm do not have a specified term and may be terminated by us or by Qualcomm for cause or upon the occurrence of other specified events. In addition, we may terminate the licenses for any reason upon 60 days prior written notice at any time we are not using Qualcomm intellectual property. We have also granted to Qualcomm a nontransferable, worldwide, nonexclusive, fully-paid and royalty-free license to use, in connection with wireless communications applications, certain of our intellectual property that incorporates the technology licensed to us by Qualcomm. This license allows Qualcomm to make, use, sell or dispose of such products and the related components.
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
We also hold a number of trademarks including “Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MiFi OS”, “MiFi Powered”, “MiFi Home”, “Expedite”, “MiFi Freedom. My Way.”, “Enfora”, the Enfora logo, “Spider”, “Enabling Information Anywhere”, “Enabler”, “N4A”, “FW”, “Crossroads”, the FW logo, “DigiCore”, “Ctrack” and the Ctrack logo.
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
We believe the principal competitive factors impacting the market for our products are price, form factor, time-to-market, features and functionality, performance, quality and brand. To maintain and improve our competitive position, we must continue to develop new products and solutions, expand our customer base, grow our distribution network, and leverage our strategic relationships and investment in research and development.
Our products compete with a variety of devices, including other wireless modems and mobile hotspots, wireless handsets, wireless handheld computing devices and M2M wireless solutions. Our current competitors include:

•	wireless M2M solution providers, such as Sierra Wireless, Cradlepoint, Telit Wireless Solutions, Gemalto, CalAmp and Huawei;

•	fleet management SaaS and services providers, such as Fleetmatics, MiX Telematics and Cartrack;

•	wireless data modem and mobile hotspot providers, such as Huawei, ZTE, Sierra Wireless, PCD, LG Innotek, Samsung, Franklin Wireless and NetGear; and

•	wireless handset manufacturers, such as HTC, Apple, Motorola, Nokia and Samsung.
We believe that we have advantages over our primary competitors due in varying measure to the technical and engineering design of our products, the broad range of customized solutions that we offer, the ease-of-use of our products, our ability to adapt our products to specific customer needs and our competitive pricing. As the market for wireless data solutions expands, other entrants may seek to compete with us either directly or indirectly.

Employees
At December 31, 2015, we had 1,330 employees. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.
Website Access to SEC Filings
We maintain an Internet website at www.novatelwireless.com. The information contained on our website or that can be accessed through our website does not constitute a part of this report. We make available, free of charge through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file or furnish this information to the Securities and Exchange Commission (“SEC”).

Item 1A.    Risk Factors
An investment in our common stock involves various risks. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this report and in the documents incorporated by reference herein and therein. Some of the risks and uncertainties described herein have been grouped so that related risks can be viewed together. You should not draw conclusions regarding the relative magnitude or likelihood of any risk based on the order in which risks or uncertainties are presented herein. The risks and uncertainties described below are those that we currently deem to be material, and do not represent all of the risks that we face. Additional risks and uncertainties not presently known to us or that we currently do not consider material may in the future become material and impair our business operations. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. You should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes.
GENERAL RISK FACTORS RELATING TO OUR BUSINESS
Our operating results may vary significantly from period to period and may cause our stock price to fluctuate.
Our future operating results may fluctuate significantly and may fall short of or exceed the expectations of securities analysts, investors or management. If this occurs, the market price of our stock could fluctuate, in some cases materially. The following factors may cause fluctuations in our operating results:

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

•
Sales mix. Our sales mix affects profit margins in any given period. As our business evolves and the revenue from the sales mix of our product and service offerings varies from period to period, our operating results will likely fluctuate in ways that might not be directly proportionate to the fluctuation in revenue.

•
New product and service introductions. As we introduce new products and services to our mix of offerings, the timing of these introductions within any given period will affect our operating results. We may have difficulty predicting the timing of new product or service introductions and the market acceptance of these new products or services. If products and services are introduced earlier or later than anticipated, or if market acceptance is unexpectedly high or low, our operating results may fluctuate unexpectedly.

•
Lengthy sales cycle. The length of time between the date of initial contact with a potential customer and the execution of and delivery under a contract may take several months or longer, and is subject to delays or interruptions over which we have little or no control. Sales of our products and services are subject to delays from, among other things, our customers’ budgeting and vendor approval mechanics, and competitive evaluation processes that typically accompany significant purchasing decisions. As a result, our ability to anticipate the timing and volume of sales to specific customers is limited, and the delay or failure to complete one or more large transactions could cause our operating results to vary significantly from period to period.

•
Foreign currency. We are exposed to market risk from changes in foreign currency exchange rates. Our attempts to minimize the effects of volatility in foreign currencies on cash flows may not be successful.

Due to these and other factors, our results of operations may fluctuate substantially in the future and period-to-period comparisons may not be reliable indicators of future operating or stock price performance.
The combined company resulting from the recent acquisitions of FW and Ctrack may not perform as we or the market expects, which could have an adverse effect on the price of our common stock.
The combined company resulting from the recent acquisitions of FW and Ctrack may not perform as we or the market expects. Risks associated with the combined company following the acquisitions include:

•
integrating businesses is a difficult, expensive, and time-consuming process, and the failure to integrate successfully our business with the businesses of FW and Ctrack in the expected time frame would adversely affect our financial condition and results of operations;

•
the acquisitions of FW and Ctrack will significantly increase the size of our operations, and if we are not able to effectively manage our expanded operations, our financial condition and results of operations may be adversely affected;

•
it is possible that our key employees or key employees of FW or Ctrack might decide not to remain with us as a result of the acquisitions, and the loss of such personnel could have a material adverse effect on our financial condition, results of operations and growth prospects;

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
In addition, we cannot provide any assurances with respect to the accuracy of our assumptions with respect to future revenues or revenue growth rates, if any, of the combined company, and we cannot provide assurances with respect to our ability to realize any operating synergies or cost savings from these acquisitions. Risks and uncertainties that could cause our actual results to differ materially from any forecasts or anticipated results include, but are not limited to, risks relating to our integrating the acquired businesses and managing the combined company successfully; unanticipated incremental costs that we may incur in connection with integrating the companies or managing a global company; and numerous risks and uncertainties that affect our industry generally and the markets for the products and services of our combined company.
We expect to continue to depend upon only a small number of our customers for a substantial portion of our revenues, and particularly with respect to our mobile computing and M2M hardware businesses, we do not have long-term contracts with many of our customers. Our business could be negatively affected by an adverse change in our dealings with these customers.
A significant portion of our net revenues come from only a few customers. For instance, sales to Verizon Wireless accounted for 54%, 52% and 58% of our revenue in 2015, 2014 and 2013, respectively. Additionally, certain key customers of our Ctrack and FW subsidiaries, are governmental entities, and accordingly, their procurement decisions are subject to competitive bidding procedures. There can be no assurance that in future, Ctrack and FW will prevail in such competitive bidding processes and be awarded similar contracts from such customers.
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
In addition, with respect to sales of mobile computing and M2M hardware, a majority of our customers purchase our products pursuant to contracts that do not require them to purchase any specific minimum quantity of units other than the number of units ordered on an individual purchase order that might be issued to us from time to time. These customers have no contractual obligation to continue to purchase our products and if they do not continue to make purchases consistent with their historical purchase levels, our net revenue would decline if we are unable to increase sales from other existing or new customers.
In light of the limited number of leading wireless operators and OEMs that form our primary customer base for our mobile computing hardware, it would be difficult to replace revenue resulting from the loss of any significant existing customer or from a material reduction in the volume of business we conduct with any significant existing customer. Consolidation among our customers may further concentrate our business to a more limited number of customers and expose us to increased risks relating to dependence on a limited number of customers; such dependence could adversely affect our operating results.
In addition, in the case of wireless operators and many of our governmental and large corporate customers, we are required to pass stringent tests to qualify and maintain our status as a supplier. This can be a lengthy process that may require approval of our engineering, documentation, manufacturing and quality control procedures before the customer will place volume orders. Attempts to lessen the adverse effect of any loss of, or any material reduction in the volume of business we conduct with, any significant existing customer through the rapid addition of one or more new customers may be difficult because of these qualification requirements. Consequently, our business and operating results could be adversely affected by the loss of, or any material reduction in the volume of business we conduct with, any existing significant customer.
Entry into new lines of business, and our offering of new products and services, resulting from our recent acquisitions may result in exposure to new risks.
Ctrack operates primarily in the areas of SaaS telematics, vehicle tracking and fleet management and FW operates in the areas of telematics and telemetry, which are areas in which we have not previously conducted business. In addition, Ctrack and FW have business models, customers, sales cycles and operating activities that are substantially different from our traditional business that existed prior to these acquisitions. New lines of business, products or services could have a significant impact on the effectiveness of our system of internal controls and could reduce our revenues and potentially generate losses. New products and services, or entrance into new markets, may require substantial time, resources and capital, and profitability targets may not be achieved. Entry into new markets entails inherent risks associated with our inexperience, which may result in costly decisions that could harm our profit and operating results. There are material inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully developed or when the laws and regulations regarding a new product or solution are not mature. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful implementation of new products or services. Failure to manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.
If we fail to develop and timely introduce new products and services or enter new markets for our products and services successfully, we may not achieve our revenue targets or we may lose key customers or sales and our business could be harmed.
The development of new wireless data products requires technological innovation that can be difficult, lengthy and costly. Similarly, the development of new solutions for vehicle tracking, fleet management and telemetry applications can be difficult, lengthy and costly. In addition, wireless operators often require that products deployed on their networks comply with their own technical and product performance standards, which may differ from the standards our products are required to meet for other operators. This increases the complexity and might impact the timing of the product development and vendor approval processes undertaken by current and potential customers. Moreover, as we introduce new products or solutions, our current customers may not require or desire the features of these new offerings and may not purchase them or might purchase them in smaller quantities than we had expected. We may face similar risks that our products or solutions will not be accepted by customers as we enter new markets for our solutions, both in the U.S. and overseas.
Further, as part of our business, we may enter into contracts with some customers in which we would agree to develop products or solutions that we would sell to such customers. Our ability to generate future revenue and operating income under any such contracts would depend upon, among other factors, our ability to timely and profitably develop products or solutions that can be cost-effectively manufactured and that meet required design, technical and performance specifications.
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
If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed.
We rely primarily on a combination of patent laws, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. However, our issued patents and any future patents that may issue may not survive a legal challenge to their scope, validity or enforceability, or provide significant protection for

us. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. In addition, patents may not issue from any of our current or any future applications.
Monitoring unauthorized use of our intellectual property is difficult and costly. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the U.S. Any failure by us to meaningfully protect our intellectual property could result in competitors offering products that incorporate our most technologically advanced features, which could seriously reduce demand for our products and solutions. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination favorable to us.
We may not be able to maintain and expand our business if we are not able to hire, retain and manage additional qualified personnel.
Our success in the future depends in part on the continued contribution of our executive, technical, engineering, sales, marketing, operations and administrative personnel. Recruiting and retaining skilled personnel in the industries in which we operate, including software and hardware engineers, is highly competitive. The success of any acquisition also depends in part on our retention and integration of key personnel from the acquired company or business.
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
Uncertainties relating to recent changes in our management team may adversely affect our operations.
During recent periods, certain members of our management team have resigned from their positions as officers or managers. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to these resignations and new appointments, including diversion of management attention from business concerns, failure to retain other key personnel or inability to hire new key personnel.
RISKS RELATED TO COMPETITION
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
Our products compete with a variety of devices, including other wireless modems and mobile hotspots, wireless handsets, wireless handheld computing devices and M2M wireless solutions. Our current competitors include:

•	wireless M2M solution providers, such as Sierra Wireless, Cradlepoint, Telit Wireless Solutions, Gemalto, CalAmp and Huawei;

•	fleet management SaaS and services providers, such as Fleetmatics, MiX Telematics and Cartrack;

•	wireless data modem and mobile hotspot providers, such as Huawei, ZTE, Sierra Wireless, PCD, LG Innotek, Samsung, Franklin Wireless and NetGear; and

•	wireless handset manufacturers, such as HTC, Apple, Motorola, Nokia and Samsung.
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
The market for fleet management solutions is highly fragmented, consisting of a significant number of vendors, competitive and rapidly changing, with relatively low barriers to entry. Competition in this market is based primarily on the level of difficulty in installing, using and maintaining solutions, total cost of ownership, product performance, functionality, interoperability, brand and reputation, distribution channels, industries and the financial resources of the vendor. We expect competition to intensify in the future with the introduction of new technologies and market entrants. Mobile service and software providers, such as Google and makers of GPS navigation devices, such as Garmin, provide limited services at lower prices or at no charge, such as basic GPS-based mapping, tracking and turn-by-turn directions that could be expanded or further developed to more directly compete with our telematics solutions. Competition could result in reduced operating margins, increased sales and marketing expenses and the loss of market share, any of which would likely cause serious harm to our operating results.
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
RISKS RELATED TO CORPORATE DEVELOPMENT ACTIVITIES
If we do not properly manage the development of our business, we may experience significant strains on our management and operations and disruptions in our business.
Various risks arise if companies and industries quickly grow or evolve. If our business or industry develops more quickly than our ability to respond, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development, certification or production delays as we seek to meet demand for our products or unanticipated product requirements. Our failure to properly manage the developments that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations and our reputation with our current or potential customers.
Uncertainty about our recent acquisitions of FW and Ctrack may adversely affect relationships with our customers, suppliers and employees.
In response to the consummation of last year’s acquisitions of FW and Ctrack, our existing or prospective customers or suppliers may:

•	delay, defer or cease purchasing products or services from, or providing products or services to, the combined company;

•	delay or defer other decisions concerning the combined company; or

•	otherwise seek to change the terms on which they do business with the combined company.

Any such delays or changes to terms could materially harm our business. In addition, as a result of our recent acquisitions of FW and Ctrack, current and prospective employees could experience uncertainty about their future with the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with us. Losses of customers, employees or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition.
We expect to incur substantial expenses related to the integration of FW and Ctrack.
We expect to incur substantial expenses in connection with the integration of the business, policies, procedures, operations, technologies and systems of FW and Ctrack. There are a large number of systems and functions that must be integrated, including, but not limited to, management information, accounting and finance, billing, payroll and benefits and regulatory compliance. In addition, acquisitions of foreign entities, such as Ctrack, are particularly challenging because their prior practices may not meet the requirements of the Sarbanes-Oxley Act, the Foreign Corrupt Practices Act (“FCPA”) and/or GAAP standards. While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings and synergies related to the integration of the businesses following the completion of the acquisitions.
We may not be able to consummate the divestiture of our telematics hardware assets in the timeframe we have planned on, or at all, which may adversely affect our results of operations and our stock price.
The sale of our telematics hardware assets to Micronet is anticipated to be consummated on or before March 31, 2016. However, the proposed divestiture is subject to a number of contingencies, including the parties entering into an acceptable manufacturing and supply agreement, certain of our employees accepting future employment with Micronet, and other customary closing conditions. If any of these contingencies were not to occur, or were not to occur prior to March 31, 2016, the consummation of the divestiture could be delayed or the Micronet APA terminated. Such a delay or failure to consummate the divestiture could have a material adverse effect on our business, operating results, financial condition and stock price.
If the proposed divestiture of our telematics hardware assets is completed, our actual financial and operating results could differ materially from any expectations concerning future results, including (without limitation) expectations with respect to the financial impact of any cost savings.
We currently expect to realize material cost savings as a result of the proposed divestiture of our telematics hardware assets, and as a result, we currently believe that the divestiture will be accretive to our earnings per share, excluding transaction related expenses. However, these expectations are subject to numerous assumptions, such as our ability to successfully restructure our retained business and to negotiate favorable terms in a manufacturing and supply agreement with Micronet. If these assumptions prove to be inaccurate, we may not fully realize the anticipated benefits of the divestiture.
Our corporate development activities could disrupt our business and harm our financial condition and results of operations.
As part of our business strategy, we review and intend to continue to review, acquisition and divestiture opportunities that we believe would be advantageous or complementary to the development of our business. Based on these opportunities, we may acquire additional businesses, assets, or technologies in the future. Alternatively, we may divest businesses, assets or technologies. All of these activities are subject to risks and uncertainties and could disrupt or harm our business. For example, if we make an acquisition, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or stock price:

•	use a substantial portion of our available cash;

•	incur substantial debt, which may not be available to us on favorable terms and may adversely affect our liquidity;

•	issue equity or equity-based securities that would dilute the percentage ownership of existing stockholders;

•	assume contingent liabilities; and

•	take substantial charges in connection with acquired assets.
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
Conversely, there are many risks associated with corporate divestitures, including the proposed divestiture of our telematics hardware assets to Micronet. The numerous risks of engaging in sales of assets, technology or portions of our business include: difficulties separating divested operations from ongoing operations; loss of sales, marketing and operating synergies; loss of key employees and know-how related to the on-going portions of the business; unanticipated costs; diversion of management’s attention from existing operations; and adverse effects on existing business relationships with suppliers and customers. Similar to discontinued operations, divestitures may be disruptive and result in substantial accounting charges for any related restructuring.
As a result, if we fail to properly evaluate or implement acquisitions or divestitures, including the proposed divestiture of our telematics hardware assets to Micronet, we may not achieve the anticipated benefits of any such transactions, and we may incur unanticipated costs, either of which could harm our business and operating results.
RISKS RELATED TO OUR CUSTOMERS AND DEMAND FOR OUR SOLUTIONS
Our inability to adapt to rapid technological change in our markets could impair our ability to remain competitive and adversely affect our results of operations.
All of the markets for goods and services in which we operate are characterized by rapid technological change, frequent introductions of new products and evolving customer demands and industry standards. In addition, we are affected by changes in the many industries related to the products or services we offer, including the automotive, telematics, wireless telemetry, mobile handset, GPS navigation device and work flow software industries. As the technologies used in each of these industries evolves, we will face new integration and competition challenges. For example, as automobile manufacturers evolve in-vehicle technology, GPS tracking devices may become standard equipment in new vehicles and compete against our solutions. If we are unable to adapt to rapid technological change, it could adversely affect our results of operations and our ability to remain competitive.
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
The sale of our mobile computing and M2M hardware products depends on the demand for broadband wireless access to enterprise networks and the Internet.
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
A key element of our business strategy is to penetrate new markets by developing new products through strategic relationships with industry participants. We are currently investing, and plan to continue to invest, significant resources to develop these relationships. We believe that our success in penetrating new markets for our products will depend, in part, on our ability to develop and maintain these relationships and to cultivate additional or alternative relationships. There can be no assurance, however, that we will be able to develop additional strategic relationships, that existing relationships will survive and successfully achieve their purposes or that the companies with whom we have strategic relationships will not form competing arrangements with others or determine to compete unilaterally with us.
Our failure to predict carrier and end user customer preferences among the many evolving wireless industry standards could hurt our ability to introduce and sell new products.
With respect to our mobile computing and M2M hardware devices, it is critical to our success that we accurately anticipate evolving wireless technology standards and that our products comply with these standards in relevant respects. We are currently focused on engineering and manufacturing products that comply with several different wireless standards. Any failure of our products to comply with any one of these or future applicable standards could prevent or delay their introduction and require costly and time-consuming engineering changes. Additionally, if an insufficient number of wireless operators or subscribers adopt the standards to which we engineer our products, then sales of our new products designed to those standards could be materially harmed.
The marketability of our products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.
The success of our business depends, in part, on the capacity, affordability, reliability and prevalence of wireless data networks provided by wireless telecommunications operators and on which our mobile computing and M2M hardware products operate. Currently, various wireless telecommunications operators, either individually or jointly with us, sell our products in connection with the sale of their wireless data services to their customers. Growth in demand for wireless data access may be limited if, for example, wireless telecommunications operators cease or materially curtail operations, fail to offer services that customers consider valuable at acceptable prices, fail to maintain sufficient capacity to meet demand for wireless data access, delay the expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services or fail to market their services effectively.
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
RISKS RELATED TO DEVELOPING, MANUFACTURING AND DELIVERING OUR SOLUTIONS
We currently rely on third parties to manufacture and warehouse many of our products, which exposes us to a number of risks and uncertainties outside our control.
We currently outsource the manufacturing of all of our mobile computing solutions and many of our M2M devices to companies including: AsiaTelco Technologies Co., Inventec Appliances Corporation, Hon Hai Precision Industry Co., Ltd. and Production Logix CC. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or rejected or our customers could consequently elect to cancel the underlying product purchase order. These disruptions would negatively impact our revenues, competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of our products may be harmed. None of our third-party manufacturers is obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order that we have submitted to, and that has been accepted by, such third-party manufacturer. Our third-party manufacturers could, under some circumstances, decline to accept new purchase orders from us or otherwise reduce their business with us. If a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost effective basis, which would adversely impact our operations. In addition, we generally do not enter into long-term contracts with our manufacturers. As a result, we are subject to price increases due to availability, and subsequent price volatility, in the marketplace of the components and materials needed to manufacture our products. If a third-party manufacturer were to negatively change the product pricing and other terms under which it agrees to manufacture for us and we were unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase.
Because we outsource the manufacturing of so many of our products, the cost, quality and availability of third-party manufacturing operations is essential to the successful production and sale of our products. Our reliance on third-party manufacturers exposes us to a number of risks which are outside our control, including:

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
Although we promote ethical business practices and our operations personnel periodically visit and monitor the operations of our manufacturers, we do not control the manufacturers or their labor practices. If our current manufacturers, or any other third-party manufacturer which we may use in the future, violate U.S. or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import or the loss of our import privileges. The effects of these factors could render the conduct of our business in a particular country undesirable or impractical and have a negative impact on our operating results.
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
We depend on sole source suppliers for some components used in our products and solutions. The availability and sale of those products and solutions would be harmed if any of these suppliers is not able to meet our demand and production schedule and alternative suitable components are not available on acceptable terms, if at all.
Our products contain a variety of components, some of which are procured from single suppliers. In addition, some of our vehicle tracking or fleet management solutions rely on devices procured from single suppliers. From time to time, certain components used in our products or certain products used in our solutions have been in short supply or their anticipated commercial introduction has been delayed or their availability has been subsequently interrupted for reasons outside our control. If there is a shortage or interruption in the availability to us of any such components or products and we cannot timely obtain a commercially and technologically suitable substitute or make sufficient and timely design or other modifications to permit the use of such a substitute component or product, we may not be able to timely deliver sufficient quantities of our products or solutions to satisfy our contractual obligations and particular revenue expectations. Moreover, even if we timely locate a substitute part or product, but its price materially exceeds the original cost of the component or product, then our results of operations would be adversely affected.

Our business depends on our continued ability to license necessary third-party technology, which we may not be able to do on commercially competitive terms, if at all.
We license technology from third parties for our products and solutions. We have licensed from third parties, such as Qualcomm, software, patents and other intellectual property for use in our products and from time to time we may elect or be required to license additional intellectual property. There can be no assurance that we will be able to maintain our third-party licenses or that these licenses or the technologies that are the subject of these licenses will not be the subject of dispute or litigation, or that additional third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to maintain or obtain third-party licenses required for our products or to develop new products and product enhancements could require us to seek to obtain substitute technology of lower quality or performance standards, if such exists, or at greater cost, which could seriously harm our competitive position, revenue and prospects.
Our products, including our proprietary or third party software contained in our products, may contain errors or defects, which could prevent or decrease their market acceptance and lead to unanticipated costs or other adverse business consequences.
Our products are technologically complex and must meet stringent industry, regulatory and customer requirements. We must develop our hardware and software products quickly to keep pace with the rapidly changing and technologically advanced markets we serve. Products or solutions as sophisticated as ours may contain undetected errors or defects, especially when first introduced or when new versions or features are released. Our products or software may not be free from errors or defects at the time commercial shipments have begun, which could result in the rejection of our products or solutions, the loss of an existing or potential customer or the failure to obtain one, damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, unanticipated warranty claims, and the payment of monetary damages to our customers. Furthermore, correcting problems could require additional capital expenditures, result in increased design and development costs, and force us to divert resources from other efforts. Failure to remediate problems could result in lost revenue, harm our reputation, and lead to costly warranty or other legal claims against us by our customers, and could have a material adverse impact on our financial condition and operating results.
We may be subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.
Our business operations require that we use and store sensitive data, including intellectual property, proprietary business information and personally identifiable information, in our secure data centers and on our networks. We face a number of threats to our data centers and networks in the form of unauthorized access, security breaches and other system disruptions, and these risks may increase as we continue to expand our international operations. It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. We implement industry standard security measures, but nonetheless, our information technology systems may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information used or stored on our networks and may result in significant data losses or theft of our, our customers’, or our business partners’ intellectual property, proprietary business information or personally identifiable information. A cybersecurity breach could negatively affect our reputation by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a cyber-attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation, which could have a material adverse effect on our business, results of operations and financial condition.
RISKS RELATED TO INTERNATIONAL OPERATIONS
Due to the global nature of our operations, we are subject to political and economic risks of doing business internationally.
Our largest subsidiary, Ctrack, is headquartered in South Africa and conducts business in over 50 countries. Most of our mobile computing and M2M devices are manufactured in Asia or South Africa. Most of our employees are located outside the U.S., and international revenue represents a significant percentage of our worldwide revenue. The risks inherent in global operations include:

•	difficulty managing sales, product development and logistics and support across continents;

•	limitations on ownership or participation in local enterprises;

•
lack of familiarity with, and unexpected changes in, foreign laws and legal standards, including employment laws, product liability laws, privacy laws and environmental laws, which may vary widely across the countries in which we operate;

•	increased expense to comply with U.S. laws that apply to foreign operations, including the FCPA and Office of Foreign Assets Control regulations;

•	compliance with, and potentially adverse tax consequences of, foreign tax regimes;

•	fluctuations in currency exchange rates, currency exchange controls, price controls and limitations on repatriation of earnings;

•	transportation delays and interruptions;

•	local economic conditions;

•	political, social and economic instability and disruptions;

•	acts of terrorism and other security concerns;

•	government embargoes or foreign trade restrictions such as tariffs, duties, taxes or other controls;

•	import and export controls;

•	increased product development costs due to differences among countries’ safety regulations and radio frequency allocation schemes and standards;

•	increased expense related to localization of products and development of foreign language marketing and sales materials;

•	longer sales cycles;

•	longer accounts receivable payment cycles and difficulty in collecting accounts receivable in foreign countries;

•	increased financial accounting and reporting burdens and complexities;

•	workforce reorganizations in various locations;

•	restrictive employment regulations;

•	difficulties in staffing and managing multi-national operations;

•	difficulties and increased expense in implementing corporate policies and controls;

•	international intellectual property laws, which may be more restrictive or may offer lower levels of protection than U.S. law;

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
Fluctuations in foreign currency exchange rates, especially the South African Rand against the U.S. Dollar, could adversely affect our results of operations.
A significant portion of our revenues are generated from sales agreements denominated in foreign currencies, and we expect to enter into additional such agreements as we expand our international customer base. In addition, we employ a significant number of employees outside the U.S., and the associated employment and facilities costs are denominated in foreign currencies. As a result, we are exposed to changes in foreign currency exchange rates. We have particularly large exposure in South Africa where our Ctrack subsidiary is headquartered and the costs of operating in South Africa are subject to the effects of exchange fluctuations of the South African Rand against the U.S. Dollar. Fluctuations in the value of foreign currencies, particularly the South African Rand against the U.S. Dollar, will create greater uncertainty in our revenues and can significantly and adversely affect our operating results.
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

RISKS RELATED TO REGULATORY COMPLIANCE
Our expanded international operations following our recent acquisition of Ctrack may increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.
The FCPA and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors or agents. From time to time, we may receive inquiries from authorities in the U.S. and elsewhere about our business activities outside of the U.S. and our compliance with Anti-Corruption Laws. While we devote substantial resources to our global compliance programs and have implemented policies, training and internal controls designed to reduce the risk of corrupt payments, our employees, vendors or agents may violate our policies. Our recent acquisition of Ctrack may significantly increase our exposure to potential liability.
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
Due to our recent acquisition of Ctrack, we are now subject to certain foreign tax regulations that did not apply to us previously. Such regulations may not be clear, not consistently applied and subject to sudden change, particularly with regard to international transfer pricing. Our earnings could be reduced by the uncertain and changing nature of such tax regulations.
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
Our products and solutions enable us to collect, manage and store a wide range of data related to vehicle tracking and fleet management such as vehicle location and fuel usage, speed and mileage. Some of the data we collect or use in our business is subject to data privacy laws. The U.S. federal government and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Many foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. Ctrack markets its products in over 50 countries, and accordingly, our acquisition of Ctrack has made us subject to many different, and potentially conflicting, privacy laws. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities.
Failure or circumvention of our controls and procedures could seriously harm our business.
Any system of control and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the controls and procedures are met. Acquired companies or businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Acquisitions of privately held companies and/or non-U.S. companies are particularly challenging because their prior practices in these areas may not meet the requirements of the Sarbanes-Oxley Act or public accounting standards. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial position.
We may not be able to develop products that comply with applicable government regulations.
Our products must comply with government regulations. For example, in the U.S., the Federal Communications Commission, or FCC, regulates many aspects of communications devices, including radiation of electromagnetic energy, biological safety and rules for devices to be connected to telephone networks. In addition to the federal government, some states have adopted regulations applicable to our products. Radio frequency devices, which include our modems, must be approved by obtaining equipment authorization from the FCC prior to being offered for sale. Regulatory requirements in Africa, Europe, Asia and other jurisdictions must also be met. Additionally, we cannot anticipate the effect that changes in domestic or foreign government regulations may have on our ability to develop and sell products in the future. Failure to comply with existing or evolving government regulations or to obtain timely regulatory approvals or certificates for our products could materially adversely affect our business, financial condition and results of operations or cash flows.
If we do not achieve applicable black economic empowerment objectives in our South African businesses, we risk not being able to renew certain of our existing contracts which service South African government and quasi-governmental customers, as well as not being awarded future corporate and governmental contracts which would result in the loss of revenue.
The South African government, through the Broad-Based Black Economic Empowerment Act, No. 53 of 2003, the codes of good practice and industry charters published pursuant thereto (collectively “BBBEE”) has established a legislative framework for the promotion of broad-based black economic empowerment. Achievement of BBBEE objectives is measured by a scorecard which establishes a weighting for the various components of BBBEE. BBBEE objectives are pursued in significant part by requiring parties who contract with corporates, governmental or quasi-governmental entities in South Africa to achieve BBBEE compliance through satisfaction of an applicable scorecard. Parties improve their BBBEE score when contracting with businesses that have earned good BBBEE ratings in relation to their scorecards (this includes black-owned businesses).
Ctrack has material contracts with governmental entities that require it to maintain minimum BBBEE rating levels as measured under the BBBEE scorecard. Failure to achieve applicable BBBEE objectives could jeopardize our ability to maintain existing business or to secure future business from these and other corporate, governmental or quasi-governmental customers that could materially and adversely affect our business, financial condition and results of operations.
Following our acquisition of Ctrack, we are now required to comply with South African labor laws with respect to certain of our employees and face the risk of disruption from labor disputes in South Africa, which could result in additional operating costs.
South African laws relating to labor regulate work time, provide for mandatory compensation in the event of termination of employment for operational reasons, and impose monetary penalties for non-compliance with administrative and reporting requirements in respect of affirmative action policies, could result in additional operating costs. In addition, future changes to South African legislation and regulations relating to labor may increase our costs or alter our relationship with our employees and result in labor disruptions. Resulting disruptions could materially and adversely affect our business, results of operations and financial condition.
RISKS RELATED TO OWNING OUR SECURITIES
Our share price has been highly volatile in the past and could be highly volatile in the future.
The market price of our stock can be highly volatile due to the risks and uncertainties described in this report, as well as other factors, including substantial volatility in revenues and earnings due to our current dependence on a small number of significant customers; comments by securities analysts; announcements by us or others regarding, among other things, operating results, additions or departures of key personnel, acquisitions or divestitures, additional equity or debt financing or technological innovations, introductions of new products or litigation; price and volume fluctuations in the overall stock market, and particularly with respect to market prices and trading volumes of other high technology stocks; and our failure to meet market expectations.
Over the two-year period ended January 31, 2016, the closing price of our common stock as reported on The NASDAQ Global Select Market ranged from a high of $6.66 to a low of $0.93. The stock market has from time to time experienced extreme price and volume fluctuations that were unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes subsequently become the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.
Our future capital needs are uncertain and we may need to raise additional funds in the future. We may not be able to raise such additional funds on acceptable terms or at all.
We may need to raise substantial additional capital in the future to fund our operations, continue our research and development, develop and commercialize new products and solutions or acquire companies. If we require additional funds in the future, we may not be able to obtain those funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.

If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products and solutions, liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our sales and marketing expansion programs. Any of these actions could harm our operating results.
If financial or industry analysts do not publish research or reports about our business, or if they issue negative or misleading evaluations of our stock, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. If one or more of the analysts who cover us were to adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price could decline. If one or more of the analysts who cover us cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our 5.50% convertible senior notes due 2020 (the “Convertible Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and other fixed charges, fund working capital needs and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
As of December 31, 2015, we had outstanding warrants to purchase 1,886,630 shares of our common stock. These warrants are generally only exercisable on a cash basis; provided, however, that the warrants may be exercised on a cashless basis if and only if a registration statement relating to the issuance of the shares underlying the warrants is not then effective or an exemption from registration is not available for the resale of such shares. Any such net exercise will dilute the ownership interests of existing stockholders without any corresponding benefit to the Company of a cash payment for the exercise price of such warrant.

As of December 31, 2015, we had $120.0 million in outstanding Convertible Notes. Prior to December 15, 2019, holders may convert their Convertible Notes only if certain conditions are met. The Convertible Notes are convertible into cash, shares of the Company's common stock, or a combination thereof, at the election of the Company, and are initially convertible into 24,000,000 shares of the Company’s common stock, based on an initial conversion rate of 200.0000 shares of common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of $5.00 per share of common stock). The conversion rate is subject to adjustment if certain events occur; provided that, in no event will the conversion rate exceed 250 shares of common stock per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of $4.00 per share of common stock, or a maximum of 30,000,000 shares of common stock). If we elect to settle conversions of the Convertible Notes with common stock, this may cause significant dilution to our existing stockholders.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive offices are located in San Diego, California where we lease approximately 96,000 square feet under an arrangement that expires in December 2016. We also currently lease approximately 36,000 square feet in Eugene, Oregon under a lease arrangement that expires in January 2018, and own property in Centurion, South Africa with approximately 28,000 square feet. We further lease space in various geographic locations abroad primarily for sales and support personnel, for research and development, or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.
Item 3.    Legal Proceedings
We are engaged in numerous legal actions arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
The disclosure in Note 12, Commitments and Contingencies, in the accompanying consolidated financial statements includes a discussion of our legal proceedings and is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Data
Shares of our common stock are currently quoted and traded on The Nasdaq Global Select Market under the symbol “MIFI” and, prior to October 15, 2014, were quoted on The Nasdaq Global Select Market under the symbol “NVTL”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by The Nasdaq Global Select Market.

	High ($)	Low ($)
2015
First quarter	$5.90	$3.06
Second quarter	$6.89	$3.09
Third quarter	$3.28	$1.90
Fourth quarter	$2.63	$1.58
2014
First quarter	$3.40	$1.66
Second quarter	$2.18	$1.51
Third quarter	$3.91	$1.67
Fourth quarter	$3.76	$2.26
Number of Stockholders of Record
Our outstanding capital stock consists of a single class of common stock. As of March 4, 2016, there were approximately 43 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We have never declared or paid cash dividends on any shares of our capital stock. We currently intend to retain all available funds for use in the operation and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors the board of directors may deem relevant. Under the terms of our $48 million senior secured revolving credit facility with Wells Fargo Bank, NA, we are prohibited from declaring or paying any cash dividends on our common stock.

Performance Graph
The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2010 and December 31, 2015 with the cumulative total return of (i) the Nasdaq Stock Market (U.S.) Index or the Nasdaq Composite Index and (ii) the Nasdaq Telecommunications Index, or the Nasdaq Telecom Index, over the same period. This graph assumes the investment of $100.00 on December 31, 2010 in the common stock of the Company, the Nasdaq Composite Index and the Nasdaq Telecom Index and assumes the reinvestment of any dividends. The stockholder return shown on the graph below should not be considered indicative of future stockholder returns and the Company will not make or endorse any predictions as to future stockholder returns.
Unregistered Sales of Equity Securities
None, except as to the description of our issuance of (i) an unregistered warrant to purchase 1,593,583 shares of our common stock at an exercise price of $5.50 per share, as disclosed in our Current Report on Form 8-K filed on April 1, 2015, which is incorporated herein by reference, and (ii) the Convertible Notes, as disclosed in our Current Report on Form 8-K filed on June 10, 2015.

Item 6.    Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The selected consolidated statements of operations data presented below for each of the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data at December 31, 2015 and 2014 are derived from our consolidated financial statements included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2012 and 2011 and consolidated balance sheet data at December 31, 2013, 2012 and 2011 are derived from the audited consolidated financial statements not included in this report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$220,942	$185,245	$335,053	$344,288	$402,862
Cost of net revenues	161,989	148,198	266,759	271,845	318,270
Gross profit	58,953	37,047	68,294	72,443	84,592
Operating costs and expenses:
Research and development	35,446	34,314	48,246	60,422	61,392
Sales and marketing	20,899	13,792	20,898	27,501	29,830
General and administrative	34,452	15,402	24,179	22,668	21,600
Goodwill and intangible assets impairment	—	—	—	49,521	3,277
Amortization of purchased intangible assets	2,126	562	562	1,074	2,220
Shareholder litigation loss	—	790	14,326	—	—
Restructuring charges	3,821	7,760	3,304	—	—
Total operating costs and expenses	96,744	72,620	111,515	161,186	118,319
Operating loss	(37,791)	(35,573)	(43,221)	(88,743)	(33,727)
Other income (expense):
Change in fair value of warrant liability	—	(3,280)	—	—	—
Non-cash change in acquisition-related escrow	(8,286)	—	—	—	—
Interest income (expense), net	(7,164)	(85)	113	291	384
Other income (expense), net	1,128	(167)	(222)	(203)	(1,052)
Loss before income taxes	(52,113)	(39,105)	(43,330)	(88,655)	(34,395)
Income tax provision (benefit)	181	124	83	611	(9,503)
Net loss	(52,294)	(39,229)	(43,413)	(89,266)	(24,892)
Less: Net loss attributable to noncontrolling interests	8	—	—	—	—
Net loss attributable to Novatel Wireless, Inc.	(52,286)	(39,229)	(43,413)	(89,266)	(24,892)
Recognition of beneficial conversion feature	—	(445)	—	—	—
Net loss attributable to common shareholders	(52,286)	(39,674)	(43,413)	(89,266)	(24,892)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.99)	$(1.05)	$(1.28)	$(2.72)	$(0.78)
Weighted-average shares outstanding:
Basic and diluted	52,767	37,959	33,948	32,852	32,043

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities (1)	$12,570	$17,853	$25,532	$55,309	$88,831
Working capital	46,764	29,397	40,928	67,199	81,113
Total assets	198,753	95,020	111,465	161,531	249,179
Total stockholders’ equity	30,463	30,546	44,916	85,447	166,025
Total long-term liabilities	104,078	6,090	11,848	2,552	4,080

(1)	Includes restricted marketable securities in 2013.

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
Business Overview and Background
We are a provider of intelligent wireless solutions for the worldwide mobile communications market. Our broad range of products principally includes intelligent mobile hotspots, USB modems, embedded modules, integrated asset-management and mobile tracking machine-to-machine (“M2M”) devices, communications and applications software and cloud services. In addition, through our acquisitions of DigiCore Holdings Limited (“DigiCore” or “Ctrack”) on October 5, 2015, and of R.E.R. Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (collectively, “FW”), on March 27, 2015, our product portfolio was further expanded to include additional product offerings for fleet and vehicle telematics, stolen vehicle recovery, user-based insurance, M2M communications devices, applications software and software-as-a-service (“SaaS”) services.
Our products currently operate on every major cellular wireless technology platform. Our M2M products enable devices to communicate with each other and with server or cloud-based application infrastructures. Our M2M products and solutions include our M2M embedded modules, integrated M2M communications devices and our SaaS delivery platforms, including DigiCore's Ctrack, which provides fleet and vehicle SaaS telematics, and FW's Crossroads, which provides easy M2M device management and service enablement. Our mobile hotspots, embedded modules, and modems provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks.
Our M2M customer base is comprised of transportation companies, industrial companies, manufacturers, application service providers, system integrators and distributors, and through our acquisitions of Ctrack and FW, was further expanded to include additional fleet transportation companies, vehicle insurance companies, public and private telecommunications entities, commercial companies, and both state and federal government agencies. Our solutions address multiple vertical markets for our customers including fleet and commercial telematics, after-market telematics, remote monitoring and control, security and connected home, and wireless surveillance systems. We have strategic relationships with several of these customers that provide input and validation of our product requirements across the various vertical markets. Our mobile-hotspot and modem customer base is comprised of wireless operators, including Verizon Wireless, Inc. (“Verizon Wireless”), AT&T, Inc. (“AT&T”), and Sprint Corporation (“Sprint”), as well as distributors and various companies in other vertical markets.
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
The hardware used in our solutions is produced by contract manufacturers. Their services include component procurement, assembly, testing, quality control and fulfillment. Our contract manufacturers include AsiaTelco Technologies Co., Inventec Appliances Corporation, Hon Hai Precision Industry Co., Ltd. and Production Logix CC. Under our manufacturing agreements, contract manufacturers provide us with services including component procurement, product manufacturing, final assembly, testing, quality control and fulfillment.

Merger, Acquisition and Divestiture Activities
DigiCore Holdings Limited (DBA Ctrack)
On June 18, 2015, we entered into a transaction implementation agreement (the “TIA”) with DigiCore. Pursuant to the terms of the TIA, we acquired 100% of the issued and outstanding ordinary shares of DigiCore (with the exception of certain excluded shares, including treasury shares) for 4.40 South African Rand per ordinary share outstanding.
On October 5, 2015 (the “Closing Date”), the transaction was completed. The total preliminary purchase price was approximately $80.0 million and included (1) cash consideration of $79.4 million for all of the outstanding ordinary shares of DigiCore and the purchase of in-the-money vested stock options held by Ctrack employees on the Closing Date and (2) $0.6 million for the portion of the fair value of replacement equity awards issued to Ctrack employees that related to services performed prior to the Closing Date. Upon consummation of the acquisition, Ctrack became an indirect wholly-owned subsidiary of the Company.
Ctrack specializes in the research, development, manufacturing, sales and marketing of telematics tools used for fleet and mobile asset management solutions and user-based insurance applications. Ctrack’s products and services provide enterprise fleets, international businesses and consumers with solutions for maximizing the security and efficient operation of their global assets. This strategic acquisition unifies the Company's best-in-class hardware with Ctrack, a best-in-class global telematics SaaS offering from DigiCore for the fleet management, user-based insurance, and asset tracking and monitoring markets.
R.E.R. Enterprises, Inc. (DBA Feeney Wireless)
On March 27, 2015, we acquired all of the issued and outstanding shares of RER and its wholly-owned subsidiary and principal operating asset, FW. The total purchase price was approximately $24.8 million and included a cash payment at closing of approximately $9.3 million, including $1.5 million which was placed into an escrow fund to serve as partial security for the indemnification obligations of RER and its former shareholders, the Company’s assumption of $0.5 million in certain transaction-related expenses incurred by FW, and the future issuance of shares of our common stock valued at $15.0 million to RER's former shareholders, payable no later than the tenth business day after we file our Annual Report on Form 10-K for the year ended December 31, 2015 with the SEC.
On January 5, 2016, the Company and RER amended certain payment terms related to the Company’s acquisition of RER (the “RER Amendment”). Under the RER Amendment, the $1.5 million placed into escrow on the date of acquisition was released to RER and its former shareholders on January 8, 2016 and the $15.0 million in shares of our common stock that was payable in March 2016 will now be paid in five cash installments over a four-year period, beginning in March 2016.
The total purchase price did not include amounts, if any, payable under an earn-out arrangement under which we may have been required to pay up to an additional $25.0 million to the former shareholders of RER contingent upon FW's achievement of certain financial targets for the years ending December 31, 2015, 2016, and 2017. Under the RER Amendment, the earn-out arrangement has been amended as follows: (a) any such earn-out amount earned for the achievement of certain financial targets for the year ended December 31, 2015 will now be paid in five cash installments over a four-year period, beginning in March 2016 and (b) in replacement of the potential earn-out contingent upon FW’s achievement of certain financial targets for the years ended December 31, 2016 and 2017, we will issue to the former shareholders of RER approximately 2.9 million shares of our common stock in three equal installments over a three-year period, beginning in March 2016, contingent upon FW’s retainment of certain key personnel. Consideration due to former shareholders of RER under the earn-out arrangement will be treated as compensation expense during the service period earned. As of December 31, 2015, the amount earned under the earn-out arrangement was approximately $6.1 million.
The cash portion of the acquisition was financed with our existing cash resources, including proceeds from the exercise of the 2014 Warrant further described in the “Liquidity and Capital Resources” section of this report, and a drawdown on our revolving credit facility of approximately $2.0 million, which was paid back in full during the second quarter of 2015.
FW develops and sells solutions for the Internet of Things that integrate wireless communications into business processes. This strategic acquisition expanded the Company’s product and solutions offerings to include private labeled cellular routers, in-house designed and assembled cellular routers, high-end wireless surveillance systems, modems, computers and software, along with associated hardware, purchased from major industry suppliers. Additionally, FW’s services portfolio includes consulting, systems integration and device management services.

Divestiture Telematics Hardware Assets
On February 18, 2016, subsequent to the balance sheet date, we signed a definitive asset purchase agreement with Micronet Enertec Technologies, Inc. (“Micronet”), pursuant to which we will sell, and Micronet will acquire, certain assets of the Company used in the operation of our telematics hardware business, for a total purchase price of $24 million. On the closing date, Micronet will pay to the Company $12 million and deliver a promissory note to the Company in the principal amount of $12 million. Micronet will be obligated to repay the principal amount in two equal installments payable on the first and second anniversaries of the closing date.
Strategic and Operations Overview
In the first quarter of fiscal year 2015, we completed a reassessment of our operations with the Chief Operating Decision Maker (the “CODM”) in light of a series of restructuring efforts, organizational transformation and reporting changes. As a result of this reassessment, we have consolidated the Mobile Computing and M2M divisions into one reportable segment. Although we acquired Ctrack and FW subsequent to our first quarter reassessment, the CODM determined that these acquisitions would not impact the financial information used to make business decisions because of the synergies we plan to achieve in connection with the integration of Ctrack’s and FW’s products and operations into those of the Company. The current Chief Executive Officer, who is also the CODM, evaluates the business as a single entity and reviews financial information and makes business decisions based on the overall results of the business. As a result, we no longer identify separate operating segments for management reporting purposes. The results of operations are the basis on which management evaluates operations and makes business decisions.
M2M Products and Solutions
As described above, on March 27, 2015, we acquired FW, and on October 5, 2015, we acquired Ctrack, which significantly diversified our customer base. Following their dates of acquisition, FW and Ctrack contributed approximately $20.2 million and $16.6 million, respectively, to our consolidated net revenues for the year ended December 31, 2015.
This additional investment in our M2M product and service portfolio will allow us to engage with new development partner customers in targeted verticals, including fleet and commercial telematics, user-based insurance, stolen vehicle recovery, and remote monitoring, control and security.
Factors Which May Influence Future Results of Operations
Net Revenues. We believe that our future net revenues will be influenced largely by the speed and breadth of the demand for wireless access to data through the use of next generation networks, including demand for 3G and 4G products, 3G and 4G data access services, demand for fleet and vehicle management SaaS telematics solutions, customer acceptance of our new products that address these markets, including our MiFi line of intelligent mobile hotspots, and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

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
We anticipate introducing additional products during the next twelve months, including 4G broadband-access products, M2M solutions and software applications and platforms. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like QUALCOMM Incorporated, Verizon Wireless, AT&T, Sprint and major software vendors. Through strategic relationships, we have been able to maintain market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.
Cost of Net Revenues. All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of net revenues. Cost of net revenues also includes costs of delivering SaaS services, warranty costs, amortization of intangible assets, royalties, operations overhead, costs associated with our cancellation of purchase orders, costs related to outside services and costs related to inventory adjustments, including the FW and Ctrack acquisition-

related amortization of the fair value of inventory, as well as any write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.
Operating Costs and Expenses. We will likely develop new products to serve our existing and future markets, resulting in increased research and development expenses. We have incurred these expenses in the past and expect to continue to incur these expenses in future periods prior to recognizing net revenues from sales of these products.
Our operating costs consist of three primary categories: research and development; sales and marketing; and general and administrative costs.
Research and development is at the core of our ability to produce innovative, leading-edge products. These expenses consist primarily of engineers and technicians who design and test our highly complex products and the procurement of testing and certification services.
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
As part of our business strategy, we review, and intend to continue to review, acquisition opportunities that we believe would be advantageous or complementary to the development of our business, such as the acquisitions of FW and Ctrack. Given our current cash position and recent losses, any additional acquisitions we make would likely involve issuing stock and/or borrowing additional funds in order to provide the purchase consideration for the acquisitions. If we make any additional acquisitions, we may incur substantial expenditures in conjunction with the acquisition process and the subsequent assimilation of any acquired business, products, technologies or personnel.

Results of Operations
The following table sets forth our consolidated statements of operations expressed as a percentage of net revenues for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(as a percent of net revenues)
Net revenues	100.0%	100.0%	100.0%
Cost of net revenues	73.3	80.0	79.6
Gross profit	26.7	20.0	20.4
Operating costs and expenses:
Research and development	16.0	18.5	14.4
Sales and marketing	9.5	7.4	6.2
General and administrative	15.6	8.3	7.2
Amortization of purchased intangible assets	1.0	0.3	0.2
Shareholder litigation loss	—	0.4	4.3
Restructuring charges	1.7	4.2	1.0
Total operating costs and expenses	43.8	39.2	33.3
Operating loss	(17.1)	(19.2)	(12.9)
Change in fair value of warrant liability	—	(1.8)	—
Non-cash change in acquisition-related escrow	(3.8)	—	—
Interest income (expense), net	(3.2)	—	—
Other income (expense), net	0.5	(0.1)	(0.1)
Loss before income taxes	(23.6)	(21.1)	(12.9)
Income tax provision	0.1	0.1	—
Net loss	(23.7)	(21.2)	(13.0)
Less: Net loss attributable to noncontrolling interests	—	—	—
Net loss attributable to Novatel Wireless, Inc.	(23.7)	(21.2)	(13.0)
Recognition of beneficial conversion feature	—	(0.2)	—
Net loss attributable to common shareholders	(23.7)%	(21.4)%	(13.0)%
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net revenues. Net revenues for the year ended December 31, 2015 were $220.9 million, an increase of $35.7 million, or 19.3%, compared to the same period in 2014.
The following table summarizes net revenues by our two product categories (in thousands):

	Year Ended December 31,		Change
Product Category	2015	2014	$	%
Mobile Computing Solutions	$146,380	$145,500	$880	0.6%
M2M Products and Solutions	74,562	39,745	34,817	87.6%
Total	$220,942	$185,245	$35,697	19.3%
Mobile Computing Solutions. Net revenues from Mobile Computing Solutions for the year ended December 31, 2015 were $146.4 million, an increase of $0.9 million, or 0.6%, compared to the same period in 2014. Sales of our MiFi intelligent mobile hotspots, our leading mobile computing solution, remained consistent in 2015 and 2014.
M2M Products and Solutions. Net revenues from M2M Products and Solutions for the year ended December 31, 2015 were $74.6 million, an increase of $34.8 million, or 87.6%, compared to the same period in 2014, primarily as a result of our acquisitions of Ctrack and FW, which together represented $36.8 million of net revenues for the period.
Cost of net revenues. Cost of net revenues for the year ended December 31, 2015 was $162.0 million, or 73.3% of net revenues, as compared to $148.2 million, or 80.0% of net revenues in 2014. The cost of net revenues as a percentage of net revenues decreased primarily due to improved mix of higher margin products, the increased proportion of M2M revenues within our total revenues, and the absence of any substantial obsolescence provision, which negatively impacted cost of net revenues in 2014.
Gross profit. Gross profit for the year ended December 31, 2015 was $59.0 million, or a gross margin of 26.7%, compared to $37.0 million, or a gross margin of 20.0%, for the same period in 2014. The increase in gross profit was primarily due to the changes in net revenues and cost of net revenues as discussed above.
Research and development expenses. Research and development expenses for the year ended December 31, 2015 were $35.4 million, or 16.0% of net revenues, compared to $34.3 million, or 18.5% of net revenues, for the same period in 2014. Research and development expenses increased for the year ended December 31, 2015 as compared to the same period in 2014 as a result of our acquisitions of Ctrack and FW, partially offset by our expense reduction activities in 2015, including headcount reductions.
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
Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2015 were $20.9 million, or 9.5% of net revenues, compared to $13.8 million, or 7.4% of net revenues, for the same period in 2014. The increase was primarily due to our acquisitions of Ctrack and FW.
While managing sales and marketing expenses relative to net revenues, we expect to continue to make selected investments in sales and marketing as we introduce new products, market existing products, expand our distribution channels and focus on key customers around the world.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2015 were $34.5 million, or 15.6% of net revenues, compared to $15.4 million, or 8.3% of net revenues, for the same period in 2014. General and administrative expenses for the year ended December 31, 2015 include $3.3 million in acquisition-related charges, including professional, legal, due diligence and other related expenses, $6.1 million in contingent earn-out expense, which is treated as compensation, and the general and administrative expenses of Ctrack and FW.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the years ended December 31, 2015 and 2014 was $2.1 million and $0.6 million, respectively. Amortization of purchased intangible assets for the year ended December 31, 2015 includes the amortization of intangible assets purchased through the acquisition of Ctrack and FW for the period following their applicable dates of acquisition through December 31, 2015.
Shareholder litigation loss. The loss for litigation for the year ended December 31, 2014 was approximately $0.8 million and related to the In re Novatel Wireless Securities Litigation described in Note 12, Commitments and Contingencies, in the accompanying consolidated financial statements.
Restructuring charges. Restructuring expenses for the year ended December 31, 2015 and 2014 were $3.8 million and $7.8 million, respectively, and predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Change in fair value of warrant liability.  During the year ended December 31, 2014, we incurred a non-cash loss of $3.3 million related to the 2014 Warrant that we issued in connection with the financing transaction on September 8, 2014, primarily as a result of an increase in the market value of our common stock from September 8, 2014 to November 17, 2014, the date the 2014 Warrant was reclassified to additional paid-in-capital as it was no longer deemed a liability.
Non-cash change in acquisition-related escrow.  During the year ended December 31, 2015, we recorded a non-cash loss of $8.3 million related to an acquisition-related escrow account for the purchase of Ctrack due to the weakening of the South African Rand compared to the U.S. Dollar.
Interest expense, net. Interest expense, net for the year ended December 31, 2015 was $7.2 million, compared to $85,000 for the same period in 2014. The increase in interest expense is primarily a result of the interest expense related to the Convertible Notes that we issued during the second quarter of 2015, which includes the amortization of the debt discount and debt issuance costs.
Other income (expense), net. Other income, net, for the year ended December 31, 2015 was $1.1 million, compared to other expense, net, of $0.2 million for the same period in 2014. The increase is primarily a result of an unrealized foreign currency gain on an outstanding intercompany loan that Ctrack has with one of its subsidiaries, which is remeasured at each reporting period and payable upon demand, partially offset by the effect of exchange rates on cash and cash equivalents during the period.
Income tax provision. Income tax expense for the year ended December 31, 2015 was $0.2 million as compared to $0.1 million for the same period in 2014.
The effective tax rate for the year ended December 31, 2015 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated during the first half of 2015.
Net loss attributable to noncontrolling interests. For the year ended December 31, 2015, net loss attributable to noncontrolling interests was $8,000. We did not have any noncontrolling interests during the year ended December 31, 2014.
Recognition of beneficial conversion feature. For the year ended December 31, 2014, we recognized the fair value of an embedded beneficial conversion feature for $0.4 million on the convertible Series C preferred shares issued in connection with the financing transaction that closed on September 8, 2014. We did not have an embedded beneficial conversion feature during the year ended December 31, 2015.
Net loss attributable to common shareholders. For the year ended December 31, 2015, we reported a net loss of $52.3 million, as compared to a net loss of $39.7 million for the same period in 2014. Our net loss increased primarily due to the non-cash change in acquisition-related escrow and the increase in interest expense related to the Convertible Notes, which includes the amortization of the debt discount and debt issuance costs.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net revenues. Net revenues were approximately $185.2 million during 2014, a decrease of approximately $149.8 million or 44.7% compared to 2013. However, our operating loss improved by 17.7% from $43.2 million in 2013 to $35.6 million in 2014.
The following table summarizes net revenues by our two product categories during the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,		Change
Product Category	2014	2013	$	%
Mobile Computing Solutions	$145,500	$297,499	$(151,999)	(51.1)%
M2M Products and Solutions	39,745	37,554	2,191	5.8%
Total	$185,245	$335,053	$(149,808)	(44.7)%
Mobile Computing Solutions. Net revenues from Mobile Computing Solutions for the year ended December 31, 2014 were $145.5 million, a decrease of $152.0 million or 51.1% compared to the same period in 2013. The decrease is primarily attributable to legacy products reaching their end of their life cycle.
M2M Products and Solutions. Net revenues from M2M Products and Solutions for the year ended December 31, 2014 were $39.7 million, an increase of $2.2 million, or 5.8%, compared to the same period in 2013. The increase is primarily due to increased adoption of our new M2M products.
Cost of net revenues. Cost of net revenues for the year ended December 31, 2014 was approximately $148.2 million, or 80.0% of net revenues, as compared to approximately $266.8 million, or 79.6% of net revenues in 2013. Cost of net revenues decreased in 2014 due to the corresponding decrease in revenues described above.
Gross profit. Gross profit for the year ended December 31, 2014 was approximately $37.0 million, or 20.0% of net revenues, as compared to approximately $68.3 million, or 20.4% of net revenues, in 2013.
Research and development expenses. Research and development expenses for the year ended December 31, 2014 were approximately $34.3 million, or 18.5% of net revenues, compared to approximately $48.2 million, or 14.4% of net revenues, in 2013. Research and development expenses for the year ended December 31, 2014 decreased as compared to the same period in 2013 primarily due to reduced labor costs attributed to headcount reductions and lower outside service costs and depreciation expenses.
Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2014 were approximately $13.8 million, or 7.4% of net revenues, compared to approximately $20.9 million, or 6.2% of net revenues, in 2013. Sales and marketing expenses decreased as compared to the same period in 2013, primarily due to headcount reductions, resulting in a decrease in salaries and related expenditures and share-based compensation expenses.

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
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the years ended December 31, 2014 and 2013 was approximately $0.6 million.
Shareholder litigation loss. The loss for litigation for the year ended December 31, 2014 was approximately $0.8 million and related to the In re Novatel Wireless Securities Litigation, compared to $14.3 million in 2013.
Restructuring charges. Restructuring expenses for the year ended December 31, 2014 were approximately $7.8 million compared to approximately $3.3 million in 2013. Restructuring charges predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Change in fair value of warrant liability. During the year ended December 31, 2014, we incurred a non-cash loss of $3.3 million related to the 2014 Warrant that we issued in connection with the financing transaction on September 8, 2014, primarily as a result of an increase in the market value of our common stock from September 8, 2014 to November 17, 2014, the date the 2014 Warrant was reclassified to additional paid-in-capital as it was no longer deemed a liability.
Interest income (expense), net. Interest expense, net, for the year ended December 31, 2014 was $85,000 as compared to interest income, net of $113,000 for the same period in 2013.
Other expense, net. Other expense, net for the year ended December 31, 2014 was $167,000 as compared to $222,000 for the same period in 2013.
Income tax provision. Income tax expense was approximately $124,000 for the year ended December 31, 2014, compared to $83,000 in 2013. The difference between the federal and state statutory combined benefit rate of 36% and our effective tax rate for 2014 is primarily due to a full valuation allowance on the Canadian-based deferred tax assets generated in 2014. The income tax expense for 2013 was primarily due to a full valuation allowance on the U.S.-based deferred tax assets generated in 2013.
Recognition of beneficial conversion feature. For the year ended December 31, 2014, we recognized the fair value of an embedded beneficial conversion feature for $0.4 million on the convertible Series C preferred shares issued in connection with the financing transaction that closed on September 8, 2014.
Net loss attributable to common shareholders. For the year ended December 31, 2014, we reported a net loss of approximately $39.7 million, as compared to net loss of approximately $43.4 million in 2013. Net loss for the year ended December 31, 2014 was impacted by changes in net revenue and restructuring charges recognized during the year. Net loss for the year ended December 31, 2013 was significantly impacted by expenses associated with the shareholder litigation settlement of $14.3 million, accrued in the fourth quarter of 2013, and restructuring charges recognized during the year.
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

Revolving Credit Facility
On October 31, 2014, we entered into a senior secured revolving credit facility with Wells Fargo Bank, NA (the “Revolver”) in the amount of $25.0 million. Concurrently with the acquisition of FW, we amended the Revolver to include FW as a borrower and Loan Party, as defined by the agreement. On November 17, 2015, the Revolver was amended to increase the maximum borrowing capacity to $48.0 million. The amount of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of a specified percentage of eligible receivables. If, at any time during the term of the Revolver, the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, we would be required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $3.0 million of availability for letters of credit. At December 31, 2015, there was no outstanding balance of the Revolver. Based on our eligible receivables at December 31, 2015, we have available borrowings of approximately $17.4 million.
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
DigiCore Mortgage Bond
DigiCore has a mortgage bond with Absa Bank Limited in South Africa (“Absa”) that is secured by certain property of DigiCore. The mortgage bond has a ten year term, expiring in December 2018, and bears interest at the South Africa prime rate minus 1.75% (8.00% at December 31, 2015). At December 31, 2015, $0.7 million remained outstanding under the mortgage bond.
DigiCore Secured Banking Facility
DigiCore has a secured banking facility with Absa, which had a maximum borrowing capacity of $1.5 million at December 31, 2015. The facility bears interest at the South Africa prime interest rate less 0.10% (9.65% at December 31, 2015) and is subject to renewal annually in April. At December 31, 2015, $1.5 million remained outstanding under this facility and DigiCore was in compliance with all financial covenants contained in the credit agreement.
DigiCore Secured Overdraft Facility
DigiCore has a secured overdraft facility with Grindrod Bank in South Africa, which had a maximum borrowing capacity of $2.6 million at December 31, 2015. The facility bears interest at the South Africa prime interest rate plus 1.00% (10.75% at December 31, 2015), requires monthly interest and, in certain instances, minimum principal payments. The facility is subject to renewal annually in July. At December 31, 2015, $1.8 million remained outstanding under this facility and DigiCore was in compliance with all financial covenants contained in the credit agreement.
Historical Cash Flows
The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014
Net cash used in operating activities	$(26,936)	$(16,267)
Net cash provided by (used in) investing activities	(97,087)	20,432
Net cash provided by financing activities	119,167	10,908
Effect of exchange rates on cash and cash equivalents	(427)	(131)
Net increase (decrease) in cash and cash equivalents	(5,283)	14,942
Cash and cash equivalents, beginning of period	17,853	2,911
Cash and cash equivalents, end of period	$12,570	$17,853

Operating activities. Net cash used in operating activities was $26.9 million for the year ended December 31, 2015 compared to $16.3 million for the same period in 2014. Net cash used in operating activities for the year ended December 31, 2015 was primarily attributable to the net losses incurred during the period and the unfavorable working capital impacts of a $11.2 million reduction in accounts payable, partially offset by non-cash charges related to the acquisitions of Ctrack and FW, depreciation and amortization, including that of the debt discount and debt issuance costs, and share-based compensation expense. Net cash used in operating activities for the year ended December 31, 2014 was attributable to net losses in the period, partially offset by a net increase in cash caused by changes in working capital accounts, and non-cash charges for depreciation and amortization, inventory provision and share-based compensation expense.
Investing activities. Net cash used in investing activities during the year ended December 31, 2015 was $97.1 million compared to $20.4 million provided by investing activities for the same period in 2014. Cash used in investing activities during the year ended December 31, 2015 was primarily related to our acquisitions of FW and Ctrack. Cash provided by investing activities during the year ended December 31, 2014 was related to net sales of marketable securities of $22.6 million, partially offset by purchases of property and equipment for approximately $1.8 million.
Financing activities. Net cash provided by financing activities during the year ended December 31, 2015 was $119.2 million, compared to net cash provided by financing activities of $10.9 million for the same period in 2014. Net cash provided by financing activities during the year ended December 31, 2015 was primarily related to gross proceeds of $120.0 million received from the issuance of the Convertible Notes and proceeds received from the exercise of the 2014 Warrant for $8.6 million, partially offset by the repayment of $5.2 million on our Revolver, the payment of $3.9 million of issuance costs related to the Convertible Notes and the payoff of the FW assumed credit line and certain capital lease obligations of $2.6 million. Net cash provided by financing activities during the year ended December 31, 2014 was primarily related to $14.2 million in proceeds received from the issuance of shares of common stock, Series C Preferred Stock and the 2014 Warrant, net of issuance costs, offset by principal repayments on our margin credit facility borrowings, and payroll taxes paid on behalf of employees for restricted stock units which vested during the period.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments at December 31, 2015, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	< 1 Year	1 - 3 Years	4 - 5 Years	> 5 Years
Convertible Senior Notes(1)	$149,700	$6,600	$13,200	$129,900	$—
DigiCore mortgage bond(2)	742	247	495	—	—
DigiCore bank facilities(2)	3,313	3,313	—	—	—
Capital lease obligations(2)	1,669	447	840	382	—
Operating lease obligations(2)	6,585	3,806	2,122	657	—
Total	$162,009	$14,413	$16,657	$130,939	$—

(1)
Represents the outstanding borrowings and contractually required interest payments to Convertible Note holders at December 31, 2015, assuming no repurchases or conversions of the Convertible Notes prior to June 15, 2020, the maturity date.

(2)	Assumes applicable foreign currency exchange rates at December 31, 2015 remain unchanged.
Other Liquidity Needs
We have recently incurred operating losses and had a net loss of $52.3 million during the year ended December 31, 2015. At December 31, 2015, we had available cash and cash equivalents totaling $12.6 million and working capital of $46.8 million. We also have availability for borrowings under the Revolver. Borrowings under this facility are secured by a first priority lien on substantially all of our assets and the assets of certain of our subsidiaries, subject to certain exceptions and permitted liens. At December 31, 2015, there was no balance outstanding on the Revolver. Based on our eligible receivables at December 31, 2015, we have available borrowings of approximately $17.4 million.
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
Revenue Recognition. We generate revenues from the sale of wireless modems to wireless operators, OEM customers and value added resellers and distributors. In addition, we generate revenue from the sale of asset-management solutions utilizing wireless technology and M2M communication devices to transportation and industrial companies, medical device manufacturers and security system providers. Revenue from product sales is generally recognized upon the later of transfer of title or delivery of the product to the customer. Where the transfer of title or risk of loss is contingent on the customer’s acceptance of the product, we will not recognize revenue until both title and risk of loss have transferred to the customer. We recognize revenues from SaaS services pro-rata over the contract term. We record deferred revenue for cash payments received from customers in advance of when revenue recognition criteria are met. We have granted price protection to certain customers in accordance with the provisions of the respective contracts and track pricing and other terms offered to customers buying similar products to assess compliance with these provisions. We estimate the amount of price protection for current period product sales utilizing historical experience and information regarding customer inventory levels. To date, we have not incurred material price protection obligations. Revenues from sales to certain customers are subject to cooperative advertising allowances. Cooperative advertising allowances are recorded as an operating expense to the extent that the advertising benefit is separable from the revenue transaction and the fair value of that advertising benefit is determinable. To the extent that such allowances either do not provide a separable benefit to us, or the fair value of the advertising benefit cannot be reliably estimated, such amounts are recorded as a reduction of revenue. We establish reserves for estimated product returns allowances in the period in which revenue is recognized. In estimating future product returns, we consider various factors, including our stated return policies and practices and historical trends.
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
For multiple element arrangements, total consideration received from customers is allocated to the elements. This may include hardware, non-essential software elements and/or essential software, based on a relative selling price. The accounting guidance establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendors specific objective evidence (“VSOE”), (ii) third party evidence (“TPE”), and (iii) best estimate of selling price (“BESP”). Because we have neither VSOE nor TPE, revenue has been based on our BESP. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of the sale provided all other revenue recognition criteria have been met. Amounts allocated to other deliverables based upon BESP are recognized in the period the revenue recognition criteria have been met.
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
We account for multiple element arrangements that primarily consist of software licenses and post contract support (“PCS”) by recognizing revenue for such arrangements ratably over the term of the PCS as we have not established VSOE for the PCS element.
We provide SaaS subscriptions for our fleet and vehicle management solutions in which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile assets via software applications hosted by us. The customer has the option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the monitoring device, we recognize the revenue at the time of purchase. If the customer chooses to lease the monitoring device, we recognize the revenue for the monitoring device over the term of the contract. The Company records such revenue in accordance with Accounting Standards Codification (“ASC”) 840, Leases, as we have determined that they qualify as operating leases. We recognize revenues from SaaS services over the term of the contract.
Certain of our revenue is based on contractual arrangements. In such instances, management considers the nature of the Company's contractual arrangements in determining whether to recognize certain types of revenue on the basis of the gross amount billed or net amount retained after payments are made to providers of certain services related to the product or service offering. The main factors we use to determine whether to record revenue on a gross or net basis are whether:

•	we are primarily responsible for the service to the customer;

•	we have discretion in establishing fees paid by the customer; and

•	we are involved in the determination of product or service specifications.
When the customer’s fee includes a portion of charges that are paid to another party and we are primarily responsible for providing the service to the customer, revenue is recognized on a gross basis in an amount equal to the fee paid by the customer. The cost of revenues recognized is the amount due to the other party and is recorded as cost of revenues in the consolidated statements of operations. In instances in which another party is primarily responsible for providing the service to the customer, revenue is recognized in the net amount retained by the Company. The portion of the fees that we collect from the customer and remit to the other party are considered pass through amounts and accordingly are not a component of net revenues or cost of net revenues.
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
Acquisitions. When acquiring companies, we recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of operations.
Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support liabilities assumed, and pre-acquisition contingencies. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience, market data and information obtained from the management of the acquired companies and are inherently uncertain.
Examples of critical estimates in valuing certain of the intangible assets the Company has acquired include but are not limited to: (i) future expected cash flows from customer relationships; (ii) estimates to develop or use technology; and (iii) discount rates.
If management determines that a pre-acquisition contingency is probable in nature and estimable as of the acquisition date, we record our best estimate for such a contingency as a part of the preliminary fair value allocation. We continue to gather information for and evaluate pre-acquisition contingencies throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition contingencies during the measurement period, such amounts will be included in the fair value allocation during the measurement period and, subsequently, in our results of operations.
We may be required to pay future consideration to the former shareholders of acquired companies, depending on the terms of the applicable purchase agreements, which may be contingent upon the achievement of certain financial and operating targets, as well as the retention of key employees. If the future consideration is considered to be compensation, amounts will be expensed when incurred.
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
Valuation of Goodwill. Our goodwill resulted from our acquisitions of FW and Ctrack during 2015. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, we will review goodwill for impairment at least annually at the beginning of the fourth quarter of each year, and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit to which the goodwill has been assigned below its carrying value.

Convertible Debt. We account for convertible debt instruments that are settleable in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. We determine the carrying amount of the liability component by measuring the fair value of similar debt instruments that do not have the conversion feature. If a similar debt instrument does not exist, we estimate the fair value by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component and the associated non-cash interest expense.
Upon issuance, we assign a value to the debt component equal to the estimated fair value of similar debt instruments without the conversion feature, which could result in our recording the debt instrument at a discount. If the debt instrument is recorded at a discount, we amortize the debt discount over the life of the debt instrument as additional non-cash interest expense utilizing the effective interest method.
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
Fair Value of Warrant Liability. We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as an asset or liability. In the event that the fair value is recorded as an asset or liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion, exercise or expiration of a derivative financial instrument, the instrument is marked to fair value and then that fair value is reclassified to equity.
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
We estimate the fair value of stock option awards and stock purchase rights on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is principally recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option-pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We evaluate the assumptions used to value stock options and stock purchase rights on a quarterly basis. Although the Black-Scholes model is an acceptable model, the fair values generated by the model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.
Compensation cost associated with grants of restricted stock units are measured at fair value, which has historically been the closing price of our stock on the date of the grant.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits our credit exposure to any single issuer. The fair value of our cash equivalents and marketable debt securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. At December 31, 2015, we had $12.6 million in cash and cash equivalents. Changes in market interest rates would not be expected to have a material impact on the fair value of our $35,000 in cash equivalents at December 31, 2015, as these consisted of money market funds with the value determined based on Level 1 inputs.
As of December 31, 2015, we do not hold any debt securities nor do we utilize derivative instruments or other financial contracts to manage our exposure to changes in interest rates in our investment portfolio.
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
We place our cash investments in instruments that meet credit quality standards specified in our investment policy guidelines at the time the investments are made. At December 31, 2015, we have cash and cash equivalents of $12.6 million, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of our $35,000 in cash equivalents at December 31, 2015, as these consisted of money market funds with the value determined based on Level 1 inputs.
Money market funds attempt to maintain a net asset value (“NAV”), of $1 per unit of investment. Should the underlying investments held by these money market funds suffer significant losses to market value due to interest rate changes or perceived counterparty risk, the NAV of these money market funds may suffer declines below the targeted $1 NAV. We hold money market funds that target a balance of investment return and preservation of invested capital through diversified holdings. As such, we do not believe we currently have significant exposure to NAV declines for our money market holdings.
Foreign Currency Exchange Rate Risk
Foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the exchange rate in effect at the balance sheet date. Any gain or loss resulting from currency fluctuations is recorded as other income (expense) in our consolidated statements of operations, except for the non-cash change in acquisition-related escrow which is shown as a separate line item in our consolidated statements of operations. Net foreign currency transaction gains of $1.1 million were recorded for the year ended December 31, 2015, net of the $8.3 million non-cash change in acquisition-related escrow.
Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. The balance sheets of these subsidiaries are translated into U.S. dollars using period end exchange rates and their income statements are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets. Net foreign currency translation losses of $8.5 million were recorded for the year ended December 31, 2015.
For the year ended December 31, 2015, approximately 7.5% of our revenues and approximately 14.7% of our operating expenses were generated by subsidiaries whose functional currency is not the U.S. dollar and therefore are subject to foreign currency translation exposure. We expect these percentages to increase in the future as Ctrack, who generates a majority of their revenues and incurs a majority of their operating expenses outside of the U.S., will be included in our consolidated operating results for the full period. In addition, 43.7% of our assets and 17.3% of our liabilities were subject to foreign currency translation exposure as of December 31, 2015, including Ctrack which accounted for 69.8% of our foreign assets and 56.6% of our foreign liabilities as of December 31, 2015. The Company continuously monitors opportunities to reduce potential monetary risks that may arise from our foreign operations.
Item 8.    Financial Statements and Supplementary Data
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
As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Except as disclosed below, the evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of the recent acquisitions of DigiCore Holdings Limited and R.E.R. Enterprises, Inc., which were combined with Novatel Wireless effective October 5, 2015 and March 27, 2015, respectively. DigiCore Holdings Limited and R.E.R. Enterprises, Inc. were included in the 2015 consolidated financial statements of Novatel Wireless and together represented $116.0 million and $83.7 million of total and net assets, respectively, as of December 31, 2015 and $36.8 million and $10.5 million of net revenues and net loss, respectively, for the year then ended.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2015, as stated in their report which is included herein.
Item 9B.    Other Information
None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Novatel Wireless, Inc.
We have audited Novatel Wireless, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Novatel Wireless, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Digicore Holdings Limited and R.E.R. Enterprises, Inc., which is included in the 2015 consolidated financial statements of Novatel Wireless, Inc. and constituted $116.0 million and $83.7 million of total and net assets, respectively, as of December 31, 2015, and $36.8 million and $10.5 million of net revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Novatel Wireless, Inc. also did not include an evaluation of the internal control over financial reporting of Digicore Holdings Limited and R.E.R. Enterprises, Inc.
In our opinion, Novatel Wireless, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novatel Wireless, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Novatel Wireless, Inc. and our report dated March 14, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Diego, California
March 14, 2016

PART III
Items 10, 11, 12, 13 and 14.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.
PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)(1)	The Company’s consolidated financial statements and report of the Ernst & Young LLP, Independent Registered Public Accounting Firm, are included in Section IV of this report beginning on page F-1.

(a)(2)	The following financial statement schedules for the years ended December 31, 2015, 2014, and 2013 should be read in conjunction with the consolidated financial statements, and related notes thereto.

Schedule	Page
Schedule II—Valuation and Qualifying Accounts	F-39
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or related notes thereto.

(b)	Exhibits
The following Exhibits are filed as part of, or incorporated by reference into this report:

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated March 27, 2015, by and among Novatel Wireless, Inc., Duck Acquisition, Inc., R.E.R. Enterprises, Inc., the stockholders of R.E.R. Enterprises, Inc. and Ethan Ralston, as the representative of the stockholders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed April 1, 2015).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated January 5, 2016, by and among Novatel Wireless, Inc., Duck Acquisition, Inc., R.E.R. Enterprises, Inc., certain stockholders of R.E.R. Enterprises, Inc. and Ethan Ralston, as the representative of the R.E.R. stockholders (incorporated by reference to Exhibit 201 to the Company’s Current Report on Form 8-K, filed January 11, 2016).

2.3
Transaction Implementation Agreement, by and between Novatel Wireless, Inc. and DigiCore Holdings Limited, dated June 18, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on June 24, 2015).

2.4
Asset Purchase Agreement, dated February 18, 2016, by and among Novatel Wireless, Inc. and Micronet Enertec Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2016).

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

Exhibit No.	Description
3.7
Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 1 to Form 10-K on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.8	Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 8, 2014).

3.9	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 19, 2015).

4.1
Stipulation of Settlement, dated January 31, 2014 and effective as of June 20, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed August 8, 2014).

4.2	Promissory Note, dated July 3, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed August 8, 2014).

4.3	Security Agreement, dated July 3, 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed August 8, 2014).

4.4
Final Judgment and Order of Dismissal With Prejudice, dated June 23, 2014 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed August 8, 2014).

4.5
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

4.7
Warrant to Purchase Common Stock issued to HC2 Holdings 2, Inc., dated September 8, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 8, 2014).

4.8	Warrant to Purchase Common Stock issued to HC2 Holdings 2, Inc. on March 26, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 1, 2015).

4.9
Indenture, dated June 10, 2015, between Novatel Wireless, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed June 5, 2015).

4.10	Form of 5.50% Convertible Senior Note due 2020 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on From 8-K, filed June 5, 2015).

10.1
Credit and Security Agreement, dated as of October 31, 2014, by and among Novatel Wireless, Inc. and Enfora, Inc., as Borrowers, and Wells Fargo Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 6, 2014).

10.2
Joinder and Second Amendment to Credit and Security Agreement and Other Loan Documents and Consent, dated March 27, 2015, by and among Novatel Wireless, Inc., Enfora, Inc., R.E.R. Enterprises, Inc., Feeney Wireless, LLC, Feeney Wireless IC-DISC, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K, filed on April 1, 2015).

10.3
Third Amendment to Credit and Security Agreement, dated June 4, 2015, by and among Novatel Wireless, Inc., Enfora, Inc., Feeney Wireless, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K, filed on June 5, 2015).

10.4
Fourth Amendment to Credit and Security Agreement, dated as of June 11, 2015, by and among Novatel Wireless, Inc., Enfora, Inc. and Feeney Wireless, LLC, as Borrowers, R.E.R. Enterprises, Inc. and Feeney Wireless IC-DISC, Inc., as Guarantors, and Wells Fargo Bank, National Association, as Lender (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2015).

10.5
Fifth Amendment to Credit and Security Agreement, dated October 5, 2015, by and among Novatel Wireless, Inc., Enfora, Inc., Feeney Wireless, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2015.)

10.6
Sixth Amendment to Credit and Security Agreement, dated as of November 17, 2015, by and among Novatel Wireless, Inc., Enfora, Inc. and Feeney Wireless, as Borrowers, R.E.R. Enterprises, Inc. and Feeney Wireless IC-DISC, Inc., as Guarantors, and Wells Fargo Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 18, 2015).

Exhibit No.	Description

10.7
Seventh Amendment to Credit and Security Agreement, dated as of January 5, 2016, by and among Novatel Wireless, Inc., Enfora, Inc. and Feeney Wireless, LLC, as Borrowers, R.E.R. Enterprises, Inc. and Feeney Wireless IC-DISC, Inc., as Guarantors, and Wells Fargo Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 11, 2016).

10.8
Purchase Agreement, dated September 3, 2014, by and between Novatel Wireless, Inc. and HC2 Holdings 2, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 8, 2014).

10.9
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

10.11
Confirmation Letter, dated July 3, 2014, by and among the Company and each of Cobb H. Sadler, Edward T. Shadek, Robert Ellsworth, Maguire Financial, LP, a Delaware limited partnership, Maguire Asset Management, LLC, a Delaware limited liability company, and Timothy Maguire (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 10, 2014).

10.12*
Amended and Restated 1997 Employee Stock Option Plan (“1997 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-42570), filed July 28, 2000 as amended).

10.13*
Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.14*
Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.15*
Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.16*
Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 1997 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.17*
Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.18*
Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.19*	Amended and Restated Novatel Wireless, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed May 2, 2011).

10.20*
Form of Restricted Share Award Agreement for restricted stock granted to non-employee directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.21*
Form of Restricted Share Award Agreement for restricted stock granted to executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.22*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 6, 2014).

10.23*	Employment Agreement, dated August 4, 2014, by and between the Company and Alex Mashinsky (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 6, 2014).

Exhibit No.	Description
10.24*
Offer Letter, dated November 2, 2014, by and between Novatel Wireless, Inc. and Alex Mashinsky (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 6, 2014).

10.25*
Offer letter, effective September 2, 2014, by and between the Company and Michael Newman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 4, 2014).

10.26*
Amended and Restated Change in Control and Severance Agreement, dated April 22, 2015, by and between the Company and Michael Newman (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on From 8-K, filed on April 23, 2015).

10.27*	Offer Letter, dated April 17, 2015, by and between the Company and Dr. Slim Souissi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K, filed on April 23, 2015).

10.28*
Change in Control and Severance Agreement, dated April 17, 2015, by and between the Company and Dr. Slim Souissi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on From 8-K, filed on April 23, 2015).

10.29*
Change in Control and Severance Agreement, dated April 13, 2015, by and between Novatel Wireless, Inc. and Stephen Sek (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2015).

10.30*
Change in Control and Severance Agreement, dated April 13, 2015, by and between Novatel Wireless, Inc. and John Carney (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2015).

10.31*
Change in Control and Severance Agreement, dated May 7, 2015, by and between Novatel Wireless, Inc. and Lance Bridges (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2015).

10.32***	Offer Letter, dated December 11, 2015, by and between the Company and Sue Swenson.

10.33	2014 Retention Bonus Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed March 10, 2015).

10.34	Corporate Bonus Plan, effective April 1, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on From 8-K, filed on April 1, 2015).

10.35	Amended and Restated Novatel Wireless, Inc. 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2015).

10.36	Novatel Wireless, Inc. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed on October 1, 2015).

10.37
Form of Nonstatutory Stock Option Agreement under the Novatel Wireless, Inc. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on October 1, 2015).

21**	Subsidiaries of Novatel Wireless, Inc.

23.1**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney (See signature page).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
101**
The following financial statements and footnotes from the Novatel Wireless, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement

**	Filed herewith

***	Management contract, compensatory plan or arrangement filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2016	NOVATEL WIRELESS, INC.

	By	/s/ SUE SWENSON
Sue Swenson
Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
Know all men by these presents, that each person whose signature appears below constitutes and appoints Sue Swenson and Michael Newman, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SUE SWENSON	Chief Executive Officer (Principal Executive Officer and Director)	March 11, 2016
Sue Swenson

/s/ MICHAEL NEWMAN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2016
Michael Newman

/s/ PHILIP FALCONE	Director	March 11, 2016
Philip Falcone

/s/ JAMES LEDWITH	Director	March 11, 2016
James Ledwith

/s/ ROBERT PONS	Director	March 11, 2016
Robert Pons

/s/ DAVID A. WERNER	Director	March 11, 2016
David A. Werner

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Novatel Wireless, Inc.
We have audited the accompanying consolidated balance sheets of Novatel Wireless, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a).These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novatel Wireless, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Novatel Wireless, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2016 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Diego, California
March 14, 2016

NOVATEL WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$12,570	$17,853
Accounts receivable, net of allowance for doubtful accounts of $601 at December 31, 2015 and $217 at December 31, 2014	35,263	24,213
Short-term investments	1,267	—
Inventories	55,837	37,803
Prepaid expenses and other	6,039	7,912
Total current assets	110,976	87,781
Property, plant and equipment, net	8,812	5,279
Rental assets, net	6,155	—
Intangible assets, net of accumulated amortization of $17,380 at December 31, 2015 and $14,050 at December 31, 2014	43,089	1,493
Goodwill	29,520	—
Other assets	201	467
Total assets	$198,753	$95,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,286	$34,540
Accrued expenses and other current liabilities	25,613	23,844
DigiCore bank facilities	3,313	—
Total current liabilities	64,212	58,384
Long-term liabilities:
Convertible senior notes, net	82,461	—
Revolving credit facility	—	5,158
Deferred tax liabilities, net	3,475	—
Other long-term liabilities	18,142	932
Total liabilities	168,290	64,474
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 150,000 and 100,000 shares authorized at December 31, 2015 and December 31, 2014, respectively, 53,165 and 45,742 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	53	46
Additional paid-in capital	502,337	466,665
Accumulated other comprehensive loss	(8,507)	—
Accumulated deficit	(463,451)	(411,165)
Treasury stock at cost; 0 common shares at December 31, 2015 and 2,436 common shares at December 31, 2014	—	(25,000)
Total stockholders’ equity attributable to Novatel Wireless, Inc.	30,432	30,546
Noncontrolling interests	31	—
Total stockholders’ equity	30,463	30,546
Total liabilities and stockholders’ equity	$198,753	$95,020

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net revenues	$220,942	$185,245	$335,053
Cost of net revenues	161,989	148,198	266,759
Gross profit	58,953	37,047	68,294
Operating costs and expenses:
Research and development	35,446	34,314	48,246
Sales and marketing	20,899	13,792	20,898
General and administrative	34,452	15,402	24,179
Amortization of purchased intangible assets	2,126	562	562
Shareholder litigation loss	—	790	14,326
Restructuring charges	3,821	7,760	3,304
Total operating costs and expenses	96,744	72,620	111,515
Operating loss	(37,791)	(35,573)	(43,221)
Other income (expense):
Change in fair value of warrant liability	—	(3,280)	—
Non-cash change in acquisition-related escrow	(8,286)	—	—
Interest income (expense), net	(7,164)	(85)	113
Other income (expense), net	1,128	(167)	(222)
Loss before income taxes	(52,113)	(39,105)	(43,330)
Income tax provision	181	124	83
Net loss	(52,294)	(39,229)	(43,413)
Less: Net loss attributable to noncontrolling interests	8	—	—
Net loss attributable to Novatel Wireless, Inc.	(52,286)	(39,229)	(43,413)
Recognition of beneficial conversion feature	—	(445)	—
Net loss attributable to common shareholders	(52,286)	(39,674)	(43,413)
Per share data:
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.99)	$(1.05)	$(1.28)
Weighted-average shares used in computation of basic and diluted net loss per share attributable to common shareholders:
Basic and diluted	52,767	37,959	33,948

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(52,294)	$(39,229)	$(43,413)
Other comprehensive loss:
Foreign currency translation adjustment	(8,507)	—	—
Unrealized loss on marketable securities, net of tax	—	(5)	(9)
Total comprehensive loss	$(60,801)	$(39,234)	$(43,422)

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2012	33,655	$34	$438,477	$(25,000)	$(328,078)	$14	$—	$85,447
Net loss	—	—	—	—	(43,413)	—	—	(43,413)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(9)	—	(9)
Exercise of stock options and vesting of restricted stock units	442	—	102	—	—	—	—	102
Taxes withheld on net settled vesting of restricted stock units	—	—	(654)	—	—	—	—	(654)
Share-based compensation	—	—	3,443	—	—	—	—	3,443
Balance, December 31, 2013	34,097	34	441,368	(25,000)	(371,491)	5	—	44,916
Net loss	—	—	—	—	(39,229)	—	—	(39,229)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(5)	—	(5)
Exercise of stock options, vesting of restricted stock units and stock issued under ESPP	689	2	246	—	—	—	—	248
Taxes withheld on net settled vesting of restricted stock units	—	—	(1,067)	—	—	—	—	(1,067)
Issuance of common stock in connection with litigation settlement	2,407	2	4,998	—	—	—	—	5,000
Issuance of common stock in connection with financing transaction, net of issuance costs	7,363	7	7,929	—	—	—	—	7,936
Issuance of common stock in connection with the conversion of Series C preferred stock	872	1	939	—	—	—	—	940
Beneficial conversion feature of convertible Series C preferred stock	—	—	445	—	(445)	—	—	—
Reclassification of warrant liability	—	—	8,219	—	—	—	—	8,219
Share-based compensation	314	—	3,588	—	—	—	—	3,588
Balance, December 31, 2014	45,742	46	466,665	(25,000)	(411,165)	—	—	30,546
Net loss	—	—	—	—	(52,286)	—	(8)	(52,294)
Foreign currency translation adjustment	—	—	—	—	—	(8,507)	—	(8,507)
Noncontrolling interest acquired in Ctrack acquisition	—	—	—	—	—	—	39	39
Exercise of stock options, vesting of restricted stock units and stock issued under ESPP	1,257	1	1,763	—	—	—	—	1,764
Taxes withheld on net settled vesting of restricted stock units	—	—	(757)	—	—	—	—	(757)
Exercise of a portion of 2014 Warrant	3,825	4	8,640	—	—	—	—	8,644
Net shares issued for retention bonus	2,158	2	5,748	—	—	—	—	5,750
Share-based compensation	183	—	6,350	—	—	—	—	6,350
Discount on convertible senior notes	—	—	38,305	—	—	—	—	38,305
Fair value of DigiCore replacement options granted	—	—	623	—	—	—	—	623
Retirement of treasury stock	—	—	(25,000)	25,000	—	—	—	—
Balance, December 31, 2015	53,165	$53	$502,337	$—	$(463,451)	$(8,507)	$31	$30,463

See accompanying notes to consolidated financial statements

NOVATEL WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(52,294)	$(39,229)	$(43,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,323	7,408	8,949
Amortization of acquisition-related inventory step-up	4,097	—	—
Provision for bad debts, net of recoveries	422	86	1,936
Provision for excess and obsolete inventory	1,043	3,382	4,344
Share-based compensation expense	6,350	3,588	3,443
Amortization of debt discount and debt issuance costs	4,692	—	—
Change in fair value of warrant liability	—	3,280	—
Non-cash change in acquisition-related escrow	8,286	—	—
Shareholder litigation loss	—	—	14,326
Deferred income taxes	106	87	220
Unrealized foreign currency transaction gain	(1,298)	—	—
Other	175	—	418
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,760	15,688	730
Inventories	(3,960)	(13,392)	6,879
Prepaid expenses and other assets	2,683	(2,403)	(489)
Accounts payable	(11,187)	10,036	(19,237)
Accrued expenses, income taxes, and other	866	(4,798)	(4,733)
Net cash used in operating activities	(26,936)	(16,267)	(26,627)
Cash flows from investing activities:
Acquisition-related escrow	(8,275)	—	—
Acquisitions, net of cash acquired	(85,991)	—	—
Purchases of property, plant and equipment	(1,975)	(1,753)	(5,011)
Proceeds from the sale of property, plant and equipment	46	—	—
Purchases of intangible assets	(1,157)	(431)	—
Proceeds from the sale of short-term investments	265	—	—
Purchases of marketable securities	—	(1,359)	(24,262)
Marketable securities maturities / sales	—	23,975	40,897
Net cash provided by (used in) investing activities	(97,087)	20,432	11,624
Cash flows from financing activities:
Gross proceeds from the issuance of convertible senior notes	120,000	—	—
Payment of issuance costs related to convertible senior notes	(3,927)	—	—
Proceeds from the exercise of warrant to purchase common stock	8,644	—	—
Net borrowings on DigiCore bank facilities	1,581	—	—
Net borrowings (repayments) on revolving credit facility	(5,158)	5,158	—
Payoff of acquisition-related assumed liabilities	(2,633)	—	—
Principal payments under capital lease obligations	(288)	—	—
Principal payments on mortgage bond	(59)	—	—
Proceeds from the issuance of Series C preferred stock and common stock, net of issuance costs	—	14,163	—
Proceeds from the issuance of short-term debt, net of issuance costs	—	—	20,300
Principal repayments of short-term debt	—	(2,566)	(17,734)
Repayment of litigation settlement note payable, including interest	—	(5,026)	—
Proceeds from stock option exercises and ESPP, net of taxes paid on vested restricted stock units	1,007	(821)	(552)
Net cash provided by financing activities	119,167	10,908	2,014
Effect of exchange rates on cash and cash equivalents	(427)	(131)	(144)
Net increase (decrease) in cash and cash equivalents	(5,283)	14,942	(13,133)
Cash and cash equivalents, beginning of period	17,853	2,911	16,044
Cash and cash equivalents, end of period	$12,570	$17,853	$2,911
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,640	$119	$65
Income taxes	$139	$108	$121
Supplemental disclosures of non-cash activities:
Issuance of common stock for litigation settlement	$—	$5,000	$—
Initial fair value of warrant liability recorded upon issuance of Series C preferred and common stock	$—	$4,939	$—
Issuance of common stock for conversion of Series C preferred stock	$—	$940	$—
See accompanying notes to consolidated financial statements.

NOVATEL WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies
Novatel Wireless, Inc. (the “Company”) is a provider of solutions for the Internet of Things (“IoT”), including software-as-a-service (“SaaS”) solutions for the telematics market. The Company’s broad range of products principally includes intelligent mobile hotspots, USB modems, embedded modules, integrated asset-management and mobile tracking machine-to-machine (“M2M”) devices, communications and applications software and cloud services. In addition, through its acquisitions of DigiCore Holdings Limited (“DigiCore” or “Ctrack”) on October 5, 2015, and of R.E.R. Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (collectively, “FW”), on March 27, 2015, the Company’s product portfolio was further expanded to include additional product offerings for fleet and vehicle telematics, stolen vehicle recovery, user-based insurance, M2M communications devices, applications software and SaaS services.
The Company’s M2M products and solutions enable devices to communicate with each other and with server or cloud-based application infrastructures and include M2M embedded modules, integrated M2M communications devices and SaaS delivery platforms, including DigiCore's Ctrack, which provides fleet and vehicle SaaS telematics, and FW's Crossroads, which provides easy M2M device management and service enablement. The Company’s mobile hotspots, embedded modules, and modems provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks.
Basis of Presentation
The Company has recently incurred operating losses and had a net loss attributable to common shareholders of $52.3 million during the year ended December 31, 2015. As of December 31, 2015, the Company had available cash and cash equivalents totaling $12.6 million, and working capital of $46.8 million. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on its ability to achieve its intended business objectives. These additional reductions in expenditures, if required, could have an adverse impact on the Company’s ability to achieve certain of its business objectives during 2016. The Company’s management believes its working capital resources are sufficient to fund its operations through at least December 31, 2016.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, valuation of debt obligations, valuation of contingent consideration, royalty costs, fair value of warrants, accruals relating to litigation and restructuring, provision for warranty costs, income taxes and share-based compensation expense.
Segment Information
During the first quarter of 2015, the Company and its Chief Operating Decision Maker (the “CODM”) completed a reassessment of the Company’s operations in light of a series of restructuring efforts, organizational transformation and reporting changes. As a result of this reassessment, the Company has consolidated the Mobile Computing and M2M divisions into one reportable segment. Although we acquired Ctrack and FW subsequent to the first quarter reassessment, the CODM determined that these acquisitions would not impact the financial information used to make business decisions because of the synergies the Company plans to achieve in connection with the integration of Ctrack’s and FW’s products and operations into those of the Company. The current Chief Executive Officer, who is also the CODM, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The Company’s cash and cash equivalents consist of money market funds. Cash and cash equivalents are recorded at market value, which approximates cost. Gains and losses associated with the Company’s foreign currency denominated demand deposits are recorded as a component of other income (expense), net, in the consolidated statements of operations.
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
Property, Plant and Equipment
Property, plant and equipment are initially stated at cost and depreciated using the straight-line method. Test equipment, computer equipment, purchased software, furniture and fixtures, product tooling and vehicles are depreciated over lives ranging from eighteen months to six years. Leasehold improvements are depreciated over the shorter of the related remaining lease period or useful life. Buildings are depreciated over 50 years. Land is not depreciated. Amortization of assets held under capital leases is included in depreciation expense.
Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing property, plant and equipment are capitalized and depreciated. Upon retirement or disposition of property, plant and equipment, any resulting gain or loss is recognized in other income (expense), net, in the consolidated statements of operations.
Rental Assets
The cost of rental assets, which represents fleet management and vehicle tracking solutions installed in customers’ vehicles where hardware is provided as part of a fixed term contract with the customer, is capitalized and disclosed separately in the consolidated balance sheets. The Company depreciates rental assets to costs of net revenues on a straight-line basis over the term of the contract, generally three to four years, commencing on installation of the rental asset. At December 31, 2015 the Company had net rental assets of $6.2 million, net of accumulated depreciation of $1.0 million. The Company did not have rental assets at December 31, 2014.
Software Development Costs
Software development costs are expensed as incurred until technological feasibility has been established, at which time those costs are capitalized as intangible assets until the software is implemented into products sold to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally five years. Costs incurred to enhance existing software or after the implementation of the software into a product are expensed in the period they are incurred and included in research and development expense in the consolidated statements of operations.

Internal Use Software
Costs incurred in the preliminary stages of development are expensed as incurred and included in research and development expense in the consolidated statements of operations. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements of internal-use software when it is probable that the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal-use software costs are recorded as part of property, plant and equipment and are amortized on a straight-line basis over the estimated useful life of the software, which is generally five years. The Company does not capitalize pilot projects and projects for which it believes that the future economic benefits are less than probable. The Company tests these assets for impairment whenever events or circumstances occur that could impact their recoverability.
Intangible Assets
Intangible assets include purchased definite-lived and indefinite-lived intangible assets resulting from the acquisitions of Ctrack, FW and Enfora, Inc. (“Enfora”), along with the costs of non-exclusive and perpetual worldwide software technology licenses. Definite-lived intangible assets, including software technology licenses, are amortized on an accelerated basis or on a straight-line basis over the estimated useful lives of the assets, depending on the anticipated utilization of the asset. License fees are amortized on a straight-line basis over the shorter of the term of the license or an estimate of their useful life, ranging from one to three years. Developed technologies are amortized on a straight-line basis over their useful lives, ranging from five to eight years. Customer relationships are amortized on a straight-line basis over their useful lives, ranging from five to ten years. Trademarks and trade names are amortized on a straight-line basis over ten years.
Indefinite-lived assets, including goodwill and in-process research and development, are not amortized; however, they are tested for impairment annually and between annual tests if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of an indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If indefinite-lived intangible assets are quantitatively assessed for impairment, a two-step approach is applied. First, the Company compares the estimated fair value of the indefinite-lived intangible asset to its carrying value. The second step, if necessary, measures the amount of such impairment by comparing the implied fair value of the asset to its carrying value. No impairment of indefinite-lived intangible assets was recognized during the years ended December 31, 2015, 2014 and 2013.
Long-Lived Assets
The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets, including property, plant and equipment, rental assets and intangible assets, to determine whether impairment of these assets has occurred or whether a revision to the related amortization periods should be made. When the carrying value of an asset exceeds the associated undiscounted expected future cash flows, it is considered to be impaired and is written down to fair value. Fair value is determined based on an evaluation of the assets associated undiscounted future cash flows or appraised value. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each class of asset. If management’s evaluation indicates that the carrying values of these assets are impaired, such impairment is recognized by a reduction of the applicable asset carrying value to its estimated fair value and the impairment is expensed as a part of continuing operations. For the years ended December 31, 2015 and 2013, the Company recognized $27,000 and $70,000, respectively, in impairment charges related to long-lived assets, which is included in cost of net revenues in the consolidated statements of operations. No impairment of long-lived assets was recognized during the year ended December 31, 2014.
Derivative Financial Instruments
The Company evaluates stock options, stock warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as an asset or liability. In the event that the fair value is recorded as an asset or liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion, exercise or expiration of a derivative financial instrument, the instrument is marked to fair value and then that fair value is reclassified to equity.
Acquisitions
When acquiring companies, the Company recognizes separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Accounting for business combinations requires the Company’s management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support liabilities assumed, and pre-acquisition contingencies. Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based in part on historical experience, market data and information obtained from the management of the acquired companies and are inherently uncertain.
Examples of critical estimates in valuing certain of the intangible assets the Company has acquired include but are not limited to: (i) future expected cash flows from customer relationships; (ii) estimates to develop or use technology; and (iii) discount rates.
If the Company determines that a pre-acquisition contingency is probable in nature and estimable as of the acquisition date, the Company records its best estimate for such a contingency as a part of the preliminary fair value allocation. The Company continues to gather information for and evaluate pre-acquisition contingencies throughout the measurement period and if the Company makes changes to the amounts recorded or if the Company identifies additional pre-acquisition contingencies during the measurement period, such amounts will be included in the fair value allocation during the measurement period and, subsequently, in the Company’s results of operations.
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
Convertible Debt
The Company accounts for its convertible debt instruments that are settleable in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects the Company’s nonconvertible debt borrowing rate. The Company determines the carrying amount of the liability component by measuring the fair value of similar debt instruments that do not have the conversion feature. If a similar debt instrument does not exist, the Company estimates the fair value by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component and the associated non-cash interest expense.
Upon issuance, the Company assigns a value to the debt component equal to the estimated fair value of similar debt instruments without the conversion feature, which could result in the Company recording the debt instrument at a discount. If the debt instrument is recorded at a discount, the Company amortizes the debt discount over the life of the debt instrument as additional non-cash interest expense utilizing the effective interest method.
Revenue Recognition
The Company generates a portion of its revenue from the sale of wireless modems to wireless operators, OEM customers and value added resellers and distributors. In addition, the Company generates revenue from the sale of asset-management solutions utilizing wireless technology and M2M communication devices predominantly to transportation and industrial companies, medical device manufacturers and security system providers. Revenue from product sales is generally recognized upon the later of transfer of title or delivery of the product to the customer. Where the transfer of title or risk of loss is contingent on the customer’s acceptance of the product, the Company will not recognize revenue until both title and risk of loss have transferred to the customer. Revenues from SaaS services are recognized pro-rata over the contract term. The Company records deferred revenue for cash payments received from customers in advance of when revenue recognition criteria are met. The Company has granted price protection to certain customers in accordance with the provisions of the respective contracts and track pricing and other terms offered to customers buying similar products to assess compliance with these provisions. The Company estimates the amount of price protection for current period product sales utilizing historical experience and information regarding customer inventory levels. To date, the Company has not incurred material price protection obligations. Revenues from sales to certain customers are subject to cooperative advertising allowances. Cooperative advertising allowances are recorded as an operating expense to the extent that the advertising benefit is separable from the revenue transaction and the fair value of that advertising benefit is determinable. To the extent that such allowances either do not provide a separable benefit to the Company, or the fair value of the advertising benefit cannot be reliably estimated, such amounts are recorded as a reduction of revenue. The Company establishes a reserve for estimated product returns allowances in the period in which revenue is recognized. In estimating future product returns, the Company considers various factors, including its stated return policies and practices and historical trends.
Certain of the Company’s revenues represent the sale of hardware with accompanied software that is essential to the functionality of the hardware. In such instances, the Company records revenue associated with the agreed upon price on hardware sales, and accrues any estimated costs of post-delivery performance obligations such as warranty obligations. The Company considers the four basic revenue recognition criteria when assessing appropriate revenue recognition as follows:
Criterion #1—Persuasive evidence of an arrangement must exist;
Criterion #2—Delivery has occurred;
Criterion #3—The seller’s price to the buyer must be fixed or determinable; and
Criterion #4—Collectability is reasonably assured.
For multiple element arrangements, total consideration received from customers is allocated to the elements. This may include hardware, leased elements, non-essential software elements and/or essential software, based on a relative selling price. The accounting guidance establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendors specific objective evidence (“VSOE”), (ii) third party evidence (“TPE”), and (iii) best estimate of selling price (“BESP”). Because the Company has neither VSOE nor TPE, revenue has been based on the Company’s BESP. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of the sale provided all other revenue recognition criteria have been met. Amounts allocated to other deliverables based upon BESP are recognized in the period the revenue recognition criteria have been met.
The Company’s process for determining its BESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The Company’s prices are determined based upon cost to produce the products, expected order quantities, acceptance in the marketplace and internal pricing parameters. In addition, when developing BESPs for products the Company may consider other factors as appropriate including the pricing of competitive alternatives if they exist, and product-specific business objectives.
The Company accounts for nonessential software licenses and related post contract support (“PCS”) under multiple element arrangements by recognizing revenue for such arrangements ratably over the term of the PCS as it has not established VSOE for the PCS element.
The Company provides SaaS subscriptions for its fleet management and vehicle finance applications in which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile assets via software applications hosted by the Company. The customer has the option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the monitoring device, the Company recognizes the revenue at the time of purchase. If the customer chooses to lease the monitoring device, the Company recognizes the revenue for the monitoring device over the term of the contract, generally three years. The Company records such revenue in accordance with Accounting Standards Codification (“ASC”) 840, Leases, as it has determined that they qualify as operating leases. The Company recognizes revenues from SaaS services over the term of the contract.
Certain of the Company’s revenue is based on contractual arrangements. In such instances, management considers the nature of the Company's contractual arrangements in determining whether to recognize certain types of revenue on the basis of the gross amount billed or net amount retained after payments are made to providers of certain services related to the product or service offering. The main factors the Company uses to determine whether to record revenue on a gross or net basis are whether:

•	the Company is primarily responsible for the service to the customer;

•	the Company has discretion in establishing fees paid by the customer; and

•	the Company is involved in the determination of product or service specifications.
When the customer’s fee includes a portion of charges that are paid to another party and the Company is primarily responsible for providing the service to the customer, revenue is recognized on a gross basis in an amount equal to the fee paid by the customer. The cost of revenues recognized is the amount due to the other party and is recorded as cost of revenues in the consolidated statements of operations. In instances in which another party is primarily responsible for providing the service to the customer, revenue is recognized in the net amount retained by the Company. The portion of the fees that are collected from the customer by the Company and remitted to the other party are considered pass through amounts and accordingly are not a component of net revenues or cost of net revenues.

The Company occasionally enters into transactions where it provides consideration to its customers in the form of credits for certain raw materials received that are used in the finished goods purchased by the same customer. The Company accounts for such credits to customers as a reduction of net revenues revenue because it is unable to demonstrate the receipt of a benefit that is identifiable and sufficiently separable from the revenue transaction and reasonably estimate the fair value of the benefit identified. Significant management judgment and estimates must be used to determine the fair value of the benefit received in any period.
Warranty Costs
The Company accrues warranty costs based on estimates of future warranty related replacement, repairs or rework of products. The Company’s warranty policy generally provides one to three years of coverage for products following the date of purchase. The Company’s policy is to accrue the estimated cost of warranty coverage as a component of cost of revenue in the accompanying consolidated statements of operations at the time revenue is recognized. In estimating its future warranty obligations, the Company considers various factors, including the historical frequency and volume of claims and cost to replace or repair products under warranty. The warranty provision for the Company’s products is determined by using a financial model to estimate future warranty costs. The Company’s financial model takes into consideration actual product failure rates; estimated replacement, repair or rework expenses; and potential risks associated with its different products. The risk levels, warranty cost information and failure rates used within this model are reviewed throughout the year and updated, if and when, these inputs change.
Foreign Currency Transactions
Foreign currency transactions are transactions denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rates between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is reported by the Company as a foreign currency transaction gain (loss). The primary component of the Company’s foreign currency transaction gain (loss) is due to agreements in place with certain subsidiaries in foreign countries regarding intercompany transactions. Based upon historical experience, the Company anticipates repayment of these transactions in the foreseeable future, and recognizes the realized and unrealized gains or losses on these transactions that result from foreign currency changes in the period in which they occur as foreign currency transaction gain (loss), which is recorded as other income (expense) in the consolidated statements of operations.
Foreign Currency Translation
Assets and liabilities of the Company’s international subsidiaries in which the local currency is the functional currency are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated into U.S. dollars at the average exchange rates during the period. The resulting translation adjustments are included in the Company’s consolidated balance sheets as a component of accumulated other comprehensive loss.
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

Share-Based Compensation
The Company has granted stock options to employees and restricted stock units. The Company also has an employee stock purchase plan (“ESPP”) for eligible employees. The Company measures the compensation cost associated with all share-based payments based on grant date fair values. The fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. The Company generally uses the Black-Scholes option pricing model to estimate the fair value of its stock options and stock purchase rights. The Black-Scholes model is considered an acceptable model but the fair values generated by it may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends.
For grants of stock options, the Company uses a blend of historical and implied volatility for traded options on its stock in order to estimate the expected volatility assumption required in the Black-Scholes model. The Company’s use of a blended volatility estimate in computing the expected volatility assumption for stock options is based on its belief that while that implied volatility is representative of expected future volatility, the historical volatility over the expected term of the award is also an indicator of expected future volatility. Due to the short duration of employee stock purchase rights under the Company’s ESPP, the Company utilizes historical volatility in order to estimate the expected volatility assumption of the Black-Scholes model.
The expected term of stock options granted is estimated using historical experience. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options and employee stock purchase rights. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts. The Company estimates forfeitures at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates its forfeiture rate assumption for all types of share-based compensation awards based historical forfeiture rates related to each category of award.
Compensation cost associated with grants of restricted stock units are measured at fair value, which has historically been the closing price of the Company’s stock on the date of grant.
The Company recognizes share-based compensation expense over the requisite service period of each individual award, which generally equals the vesting period, using the straight-line method for awards that contain only service conditions. For awards that contain performance conditions, the Company recognizes the share-based compensation expense on a straight-line basis for each vesting tranche.
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
The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments and long-term debt. The Company’s cash and cash equivalents consist of its investments in money market funds. From time to time, the Company may utilize foreign exchange forward contracts. These contracts are valued using pricing models that take into account the currency rates as of the balance sheet date.

Comprehensive Loss
Comprehensive loss consists of net earnings, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB, which are adopted by the Company as of the specified date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on its consolidated financial statements upon adoption.
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact of this guidance.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company implemented this guidance prospectively during the fourth quarter of 2015 and as such has classified deferred tax liabilities, net, as noncurrent on the consolidated balance sheets.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company did not elect to early adopt and is currently assessing the impact of this guidance.
In August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company implemented this guidance during the third quarter of 2015. This guidance did not have a material impact on our consolidated financial statements upon adoption.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Under this standard, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The standard defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. The Company elected to early adopt this guidance during the fourth quarter of 2015 and as such as reflected inventory values accordingly at December 31, 2015.
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
2. Acquisitions
DigiCore Holdings Limited (DBA Ctrack)
On June 18, 2015, the Company entered into a transaction implementation agreement (the “TIA”) with DigiCore, who specializes in the research, development, manufacturing, sales and marketing of telematics tools used for fleet and mobile asset management solutions and user-based insurance applications. Ctrack’s products and services provide enterprise fleets, international businesses and consumers with solutions for maximizing the security and efficient operation of their global assets.
Pursuant to the terms of the TIA, the Company agreed to acquire 100% of the issued and outstanding ordinary shares of DigiCore (with the exception of certain excluded shares, including treasury shares) for 4.40 South African Rand per ordinary share outstanding; provided that, the total cash consideration could not exceed 1,094,223,363.20 South African Rand (the “Maximum Consideration Amount”). The total cash purchase price was guaranteed, on behalf of the Company, by a registered South African bank. To obtain such guarantee, the Company placed the Maximum Consideration Amount, in South African Rand, into escrow with the South African bank. On October 5, 2015 the transaction closed. Upon consummation of the acquisition, Ctrack became an indirect wholly-owned subsidiary of the Company.
From the date of execution of the TIA through the date the transaction closed, the Maximum Consideration Amount placed into escrow experienced a non-cash loss of $8.3 million due to the weakening of the South African Rand against the U.S. Dollar. This amount is included in non-cash change in acquisition-related escrow in the consolidated statement of operations.
Upon the closing of the transaction, holders of unvested in-the-money DigiCore stock options received stock options to purchase shares of the Company’s common stock as replacement awards.
During the year ended December 31, 2015, the Company incurred $1.7 million in costs and expenses related to the Company’s acquisition of Ctrack that are included in general and administrative expenses in the consolidated statements of operations.
Purchase Price
The total preliminary purchase price was approximately $80.0 million and included a cash payment for all of the outstanding ordinary shares of DigiCore and the purchase of in-the-money vested stock options held by Ctrack employees on the closing date of the transaction and the portion of the fair value of replacement equity awards issued to Ctrack employees that related to services performed prior to the date the transaction closed.
Set forth below is supplemental purchase consideration information related to the Ctrack acquisition (in thousands):

Year Ended December 31, 2015
Cash payments	$79,365
Fair value of replacement equity awards issued to Ctrack employees for precombination services	623
Total preliminary purchase price	$79,988
Allocation of Fair Value
The Company accounted for the transaction using the acquisition method and, accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. Goodwill resulting from this acquisition is largely attributable to the experienced workforce of Ctrack and synergies expected to arise after the integration of Ctrack’s products and operations into those of the Company. Goodwill resulting from this acquisition is not deductible for tax purposes. Identifiable intangible assets acquired as part of the acquisition included definite-lived intangible assets for developed technologies, customer relationships and trade names, which are being amortized using the straight-line method over their estimated useful lives, as well as indefinite-lived intangible assets. Liabilities assumed from DigiCore included a mortgage bond and capital lease obligations.
The fair value has been allocated based on the estimated fair values of assets acquired and liabilities assumed as follows (in thousands):

October 5, 2015
Cash	$2,437
Accounts receivable	15,052
Inventory	11,361
Property, plant and equipment	5,924
Rental assets	6,603
Intangible assets	28,270
Goodwill	29,273
Other assets	5,695
Bank facilities	(2,124)
Accounts payable	(7,446)
Accrued and other liabilities	(15,018)
Noncontrolling interests	(39)
Net assets acquired	$79,988
The above fair value allocation is considered preliminary and is subject to revision during the measurement period. Management is in the process of completing its evaluation of acquired intangible assets. Additionally, the Company is in the process of validating the fair values of inventory, accounts receivable and other assets, and obligations related to income tax and other liabilities.
Valuation of Intangible Assets Acquired
The following table sets forth the components of intangible assets acquired in connection with the Ctrack acquisition (dollars in thousands):

	Amount Assigned	Amortization Period (in years)
Definite-lived intangible assets:
Developed technologies	$10,170	6.0
Trade name	14,030	10.0
Customer relationships	4,070	5.0
Total intangible assets acquired	$28,270
Actual Results of Ctrack Acquisition
Ctrack’s net revenues and net loss following the October 5, 2015 date of acquisition are included in the Company’s operating results for the year ended December 31, 2015 and were $16.6 million and $2.3 million, respectively.
R.E.R. Enterprises, Inc. (DBA Feeney Wireless)
On March 27, 2015, the Company acquired all of the issued and outstanding shares of RER and its wholly-owned subsidiary and principal operating asset, FW, an Oregon limited liability company, which develops and sells solutions for the Internet of Things that integrate wireless communications into business processes. This strategic acquisition expanded the Company’s product and solutions offerings to include private labeled cellular routers, in-house designed and assembled cellular routers, high-end wireless surveillance systems, modems, computers and software, along with associated hardware, purchased from major industry suppliers. Additionally, FW’s services portfolio includes consulting, systems integration and device management services.
During the year ended December 31, 2015, the Company incurred $0.9 million in costs and expenses related to the Company’s acquisition of FW that are included in general and administrative expenses in the unaudited condensed consolidated statement of operations.

Purchase Price
The total purchase price was approximately $24.8 million and included a cash payment at closing of approximately $9.3 million, $1.5 million of which was placed into an escrow fund to serve as partial security for the indemnification obligations of RER and its former shareholders, the Company’s assumption of $0.5 million in certain transaction-related expenses incurred by FW, and the future issuance of shares of the Company’s common stock valued at $15.0 million, payable no later than the tenth business day after the Company files this Annual Report on Form 10-K for the year ended December 31, 2015 with the SEC.
The total purchase price of $24.8 million does not include amounts, if any, payable under an earn-out arrangement under which the Company may be required to pay up to an additional $25.0 million to the former shareholders of RER contingent upon FW’s achievement of certain financial targets for the years ending December 31, 2015, 2016 and 2017, which are payable in either cash or stock at the discretion of the Company over the next four years. Consideration due to the former shareholders of RER under the earn-out arrangement will be recorded as compensation expense during the service period earned.
As of December 31, 2015, the amount earned under the earn-out arrangement was approximately $6.1 million, which is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet.
Set forth below is supplemental purchase consideration information related to the FW acquisition (in thousands):

Year Ended December 31, 2015
Cash payments	$9,268
Future issuance of common stock	15,000
Other assumed liabilities	509
Total purchase price	$24,777
On January 5, 2016, the Company and RER amended certain payment terms related to the Company’s acquisition of RER. Under the amended agreement, the $1.5 million placed into escrow on the date of acquisition was released to RER and its former shareholders on January 8, 2016 and the $15.0 million in shares of the Company’s common stock that was payable in March 2016 will now be paid in five cash installments over a four-year period, beginning in March 2016. In addition, the earn-out arrangement that may have required the Company to pay up to an additional $25.0 million to the former shareholders of RER if FW achieved certain financial targets for the years ended December 31, 2015, 2016 and 2017 has been amended as follows: (a) any such earn-out amount earned for the achievement of certain financial targets for the year ended December 31, 2015 will now be paid in five cash installments over a four-year period, beginning in March 2016 and (b) in replacement of the potential earn-out contingent upon FW’s achievement of certain financial targets for the years ended December 31, 2016 and 2017 the Company will issue to the former shareholders of RER approximately 2.9 million shares of the Company’s common stock in three equal installments over a three-year period, beginning in March 2016, contingent upon the retainment of certain key personnel.
Allocation of Fair Value
The Company accounted for the transaction using the acquisition method and, accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date as set forth below. Goodwill resulting from this acquisition is largely attributable to the experienced workforce of FW and synergies expected to arise after the integration of FW’s products and operations into those of the Company. Goodwill resulting from this acquisition is deductible for tax purposes. Identifiable intangible assets acquired as part of the acquisition included definite-lived intangible assets for developed technologies, customer relationships, and trademarks, which are being amortized using the straight-line method over their estimated useful lives, as well as indefinite-lived intangible assets, including in-process research and development. Liabilities assumed from FW included a term loan and capital lease obligations. The term loan and certain capital lease obligations were paid in full by the Company immediately following the closing of the acquisition on March 27, 2015.

The fair value has been allocated based on the estimated fair values of assets acquired and liabilities assumed as follows (in thousands):

March 27, 2015
Cash	$205
Accounts receivable	3,331
Inventory	10,008
Property, plant and equipment	535
Intangible assets	18,880
Goodwill	3,754
Other assets	544
Accounts payable	(7,494)
Accrued and other liabilities	(1,721)
Deferred revenues	(270)
Note payable	(2,575)
Capital lease obligations	(420)
Net assets acquired	$24,777
The above fair value allocation is considered preliminary and is subject to revision during the measurement period. Management is in the process of completing its evaluation of certain state tax liabilities.
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
Actual Results of FW Acquisition
FW’s net revenues and net loss following the March 27, 2015 date of acquisition are included in the Company’s operating results for the year ended December 31, 2015 and were $20.2 million and $8.3 million, respectively.
Pro Forma Summary
The unaudited consolidated pro forma results for the years ended December 31, 2015 and 2014 are set forth in the table below (in thousands). These pro forma consolidated results combine the results of operations of the Company, Ctrack and FW as though Ctrack and FW had been acquired as of January 1, 2014 and include amortization charges for the acquired intangibles for both acquisitions and interest expense related to the Company’s borrowings to finance the Ctrack acquisition. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2014.

	Year Ended December 31,
	2015	2014
Net revenues	$276,115	$291,247
Net loss	$(48,105)	$(61,343)

3. Financial Statement Details
Short-term investments
At December 31, 2015, the Company had certain short-term investments in trading securities which were acquired through its acquisition of Ctrack. The Company recognized a $70,000 gain on such securities during the year ended December 31, 2015, which is included in other income (expense), net, in the consolidated statements of operations. The Company did not have any gains or losses on trading securities during the year ended December 31, 2014.
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Finished goods	$47,094	$33,045
Raw materials and components	8,743	4,758
	$55,837	$37,803
Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2015	2014
Land	$229	$—
Buildings	2,084	—
Test equipment	47,243	53,019
Computer equipment and purchased software	11,399	11,247
Product tooling	3,832	3,535
Furniture and fixtures	2,151	1,824
Vehicles	1,042	—
Leasehold improvements	3,664	4,103
	71,644	73,728
Less—accumulated depreciation and amortization	(62,832)	(68,449)
	$8,812	$5,279
At December 31, 2015, the Company had vehicles and equipment under capital leases of $1.5 million, net of accumulated amortization of $0.2 million. The Company did not have any capital leases at December 31, 2014.
Depreciation and amortization expense relating to property, plant and equipment, including equipment under capital leases, was $5.0 million, $6.3 million and $7.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Royalties	$2,740	$4,035
Payroll and related expenses	4,406	8,038
Warranty obligations	932	1,196
Market development funds and price protection	2,805	2,502
Professional fees	1,060	780
Deferred revenue	1,836	962
Restructuring	1,044	1,886
Acquisition-related earn out and other	5,274	—
Other	5,516	4,445
	$25,613	$23,844
Accrued Warranty Obligations
Accrued warranty obligations consist of the following (in thousands):

	Year Ended December 31,
	2015	2014
Warranty liability at beginning of period	$1,196	$2,244
Additions charged to operations	1,090	1,345
Deductions from liability	(1,354)	(2,393)
Warranty liability at end of period	$932	$1,196
4. Intangible Assets
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2014	$—
Acquisition of FW	3,754
Acquisition of Ctrack	29,273
Effect of change in foreign currency exchange rates	(3,507)
Balance at December 31, 2015	$29,520
The Company’s amortizable purchased intangible assets resulting from its acquisitions of Ctrack, FW and Enfora are comprised of the following (in thousands):

	December 31, 2015
	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived intangible assets:
Developed technologies	5.6	$38,612	$(7,307)	$(19,547)	$11,758
Trademarks and trade names	9.3	29,849	(4,383)	(8,582)	16,884
Customer relationships	7.8	14,182	(1,270)	(1,620)	11,292
Other	0.0	1,620	(1,620)	—	—
Total definite-lived intangible assets		$84,263	$(14,580)	$(29,749)	39,934
Indefinite-lived intangible assets:
In-process research and development					2,020
Total purchased intangible assets					$41,954

	December 31, 2014
	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Definite-lived intangible assets:
Developed technologies	0.0	$26,000	$(6,453)	$(19,547)	$—
Trademarks and trade names	2.0	12,800	(3,183)	(8,582)	1,035
Other	2.0	3,720	(2,011)	(1,620)	89
Total purchased intangible assets		$42,520	$(11,647)	$(29,749)	$1,124
As discussed in Note 2, goodwill and intangible assets related to the Ctrack acquisition are included in the preliminary fair value allocations which are subject to change during the measurement period.
The following table presents details of the amortization of purchased intangible assets included in the cost of net revenues and general and administrative expense categories (in thousands):

	Years ended December 31,
	2015	2014
Cost of net revenues	$891	$333
Operating costs and expenses	2,126	562
Total amortization expense	$3,017	$895
The following table represents details of the amortization of existing purchased intangible assets that is estimated to be expensed in the future (in thousands):

2016	$5,935
2017	5,373
2018	5,373
2019	5,373
2020	5,194
Thereafter	12,686
Total	$39,934
Additionally, at December 31, 2015 and 2014, the Company had net acquired software licenses and other intangibles of $1.1 million and $0.4 million, respectively, net of accumulated amortization of $2.7 million and $2.4 million, respectively. The acquired software licenses represent rights to use certain software necessary for the development and commercial sale of the Company’s products.
Amortization expense relating to acquired software licenses and other intangibles was $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense related to licenses obtained for research purposes is recorded within research and development expense in the consolidated statements of operations. Amortization expense related to licenses obtained for commercial products is recorded in cost of net revenues in the consolidated statements of operations. At December 31, 2015, the weighted-average remaining useful life of the Company’s acquired software licenses and other intangibles was 4.0 years.
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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the year ended December 31, 2015.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2015 (in thousands):

	Balance as of December 31, 2015	Level 1
Assets:
Cash equivalents
Money market funds	$35	$35
Total cash equivalents	35	35
Short-term investments	1,267	1,267
Total assets at fair value	$1,302	$1,302
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
As of December 31, 2015 and 2014, the Company had no outstanding foreign currency exchange forward contracts.
During the year ended December 31, 2015, the Company recorded a foreign currency gain on foreign currency denominated transactions of approximately $1.1 million, net of the non-cash change in acquisition-related escrow, primarily related to an outstanding intercompany loan that Ctrack has with one of its subsidiaries, which is remeasured at each reporting period and payable upon demand, partially offset by foreign currency losses on foreign currency denominated bank accounts. During the years ended December 31, 2014 and 2013 foreign currency losses on foreign currency denominated transactions of approximately $0.2 million and $0.2 million, respectively. The losses primarily related to foreign currency losses on foreign currency denominated bank accounts.
All recorded gains and losses on foreign exchange transactions are recorded in other expense, net, within the consolidated statements of operations.

Other Financial Instruments
On June 10, 2015, the Company issued $120.0 million of 5.50% convertible senior notes due 2020 (the “Convertible Notes”) (see Note 6). Interest is payable semi-annually in arrears on January 15 and December 15 of each year, beginning on December 15, 2015. The fair value of the liability component of the Convertible Notes, which approximated its carrying value due to the recent issuance of such Convertible Notes, was $82.5 million as of December 31, 2015. The debt and equity components of the Convertible Notes were measured using Level 3 inputs and are not measured on a recurring basis.
6. Debt
Revolving Credit Facility
On October 31, 2014, the Company and one of its subsidiaries entered into a five-year senior secured revolving credit facility in the amount of $25.0 million (the “Revolver”) with Wells Fargo Bank, NA, as lender. Concurrently with the acquisition of FW, the Company amended the Revolver to include FW as a borrower and Loan Party, as defined by the agreement. On November 17, 2015, the Revolver was amended to increase the maximum borrowing capacity to $48.0 million.
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
The Company may borrow funds under the Revolver from time to time, with interest payable monthly at a base rate determined by using the daily three month LIBOR rate, plus an applicable margin of 3.00% to 3.50% depending on the Company’s liquidity as determined on the last day of each calendar month. The Revolver is secured by a first priority lien on substantially all of the assets of the Company and certain of its subsidiaries, subject to certain exceptions and permitted liens. The Revolver includes customary representations and warranties, as well as customary reporting and financial covenants.
There was no outstanding balance on the Revolver at December 31, 2015. At December 31, 2014, the outstanding balance on the Revolver was $5.2 million. Based on the Company’s eligible receivables at December 31, 2015, the Company has available borrowings of approximately $17.4 million. At December 31, 2015, the Company was in compliance with all financial covenants contained in the credit agreement.
Convertible Senior Notes
On June 10, 2015, the Company issued $120.0 million aggregate principal amount of Convertible Notes. The Company incurred issuance costs of approximately $3.9 million. The Company used a portion of the proceeds from the offering to finance its acquisition of Ctrack, to pay fees and expenses related to the acquisition, and for general corporate purposes.
The Convertible Notes are governed by the terms of an indenture, dated June 10, 2015 (the “Indenture”), entered into between the Company, as issuer, and Wilmington Trust, National Association, as trustee (the “Trustee”). The Convertible Notes are senior unsecured obligations and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Convertible Notes will mature on June 15, 2020, unless earlier repurchased or converted. The Convertible Notes will be convertible into cash, shares of the Company’s common stock, or a combination thereof, at the election of the Company, at an initial conversion rate of 200.0000 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to an initial conversion price of $5.00 per share of the Company’s common stock.
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
The Convertible Notes consisted of the following at December 31, 2015 (in thousands):

Liability component:
Principal	$120,000
Less: unamortized debt discount and debt issuance costs	(37,539)
Net carrying amount	$82,461
Equity component	$38,305

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

The Company determined the expected life of the debt was equal to the five-year term of the Convertible Notes. As of December 31, 2015, the carrying value of the Convertible Notes was $82.5 million. The effective interest rate on the liability component was 18.25% for the period from the date of issuance through December 31, 2015. The following table sets forth total interest expense recognized related to the Convertible Notes during the year ended December 31, 2015 (in thousands):

Contractual interest expense	$3,667
Amortization of debt discount	4,400
Amortization of debt issuance costs	292
Total interest expense	$8,359
DigiCore Mortgage Bond
DigiCore has a mortgage bond with Absa Bank Limited in South Africa (“Absa”) that is secured by certain property of DigiCore. The mortgage bond has a ten year term, expiring in December 2018, and bears interest at the South Africa prime rate minus 1.75% (8.00% at December 31, 2015). At December 31, 2015, $0.7 million remained outstanding under the mortgage bond.
DigiCore Secured Banking Facility
DigiCore has a secured banking facility with Absa, which had a maximum borrowing capacity of $1.5 million at December 31, 2015. The facility bears interest at the South Africa prime interest rate less 0.10% (9.65% at December 31, 2015) and is subject to renewal annually in April. At December 31, 2015, $1.5 million remained outstanding under this facility and DigiCore was in compliance with all financial covenants contained in the credit agreement.
DigiCore Secured Overdraft Facility
DigiCore has a secured overdraft facility with Grindrod Bank Limited in South Africa, which had a maximum borrowing capacity of $2.6 million at December 31, 2015. The facility bears interest at the South Africa prime interest rate plus 1.00% (10.75% at December 31, 2015), requires monthly interest and, in certain instances, minimum principal payments. The facility is subject to renewal annually in July. At December 31, 2015, $1.8 million remained outstanding under this facility and DigiCore was in compliance with all financial covenants contained in the credit agreement.
The minimum calendar year payments and maturities of long-term debt are as follows (in thousands):

2016	$3,561
2017	247
2018	247
2019	—
2020	120,000
Thereafter	—
Total	$124,055
7. Income Taxes
Loss before income taxes for the years ended December 31, 2015, 2014 and 2013 is comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$(48,965)	$(39,513)	$(44,142)
Foreign	(3,148)	408	812
Loss before income taxes	$(52,113)	$(39,105)	$(43,330)

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 is comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$(248)
State	(6)	21	33
Foreign	81	16	(229)
Total Current	75	37	(444)
Deferred:
Federal	—	—	53
State	—	—	—
Foreign	106	87	474
Total Deferred	106	87	527
Provision for income taxes	$181	$124	$83
The Company’s net deferred tax liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Accrued expenses	$3,134	$4,566
Inventory obsolescence provision	1,576	2,352
Depreciation and amortization	5,613	4,137
Deferred rent	321	555
Net operating loss and tax credit carryforwards	96,848	76,346
Stock-based compensation	1,685	1,910
Unrecognized tax benefits	1,407	1,296
Deferred tax assets	110,584	91,162
Deferred tax liabilities:
Convertible Notes	(12,207)	—
Acquired intangible assets	(6,868)	(388)
Deferred tax liabilities	(19,075)	(388)
Valuation allowance	(94,984)	(90,774)
Net deferred tax liabilities	$(3,475)	$—
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
After a review of the four sources of taxable income described above and after being in a three year cumulative loss position at the end of 2015, the Company recognized a full valuation allowance against all of its U.S.-based and some foreign-based deferred tax assets.

At December 31, 2015 and 2014, the Company recognized valuation allowances of $15.4 million and $11.3 million, respectively, related to its deferred tax assets created in those respective years. As a result, no net income tax benefits resulted in the Company’s statements for operations from the operating losses created during those years.
The provision for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 34% in 2015, 2014 and 2013 to loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal tax benefit, at statutory rate	$(17,718)	$(13,447)	$(14,732)
State benefit, net of federal benefit	(280)	(1,054)	(922)
Foreign tax rate difference	222	—	—
Change in valuation allowance	15,389	11,316	15,577
Change in fair value of warrant	—	1,203	—
Beneficial conversion feature	—	163	—
Research and development credits	(796)	3	(1,084)
Share-based compensation	752	2,402	2,433
Uncertain tax positions	—	(62)	(307)
Change in state apportionment	2,561	(347)	(767)
Other	51	(53)	(115)
Provision for income taxes	$181	$124	$83
At December 31, 2015, the Company has U.S. federal net operating loss carryforwards of approximately $217.2 million. Federal net operating loss carryforwards expire at various dates from 2029 through 2035. The Company has California net operating loss carryforwards of approximately $38.5 million, which expire at various dates from 2017 through 2035. The Company has Oregon net operating loss carryforwards of approximately $2.3 million, which begin to expire in 2030. The Company has foreign net operating losses of approximately $29.5 million. Foreign net operating losses have no expiration date. The Company has California research and development tax credit carryforwards of approximately $5.8 million. The California tax credits have no expiration date. The Company also has federal research and development tax credit carryforwards of approximately $4.4 million. The federal tax credits expire at various dates from 2027 through 2035.
Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. The Company does not expect this analysis to be completed within the next 12 months. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance.
On December 31, 2015, the California Supreme Court overturned the decision of the California Court of Appeals in Gillette v. FTB. The California Supreme Court ruling, coupled with administrative guidance from the California Franchise Tax Board, has the effect of requiring California businesses to apportion their losses to California using a single sales factor, based on market approach starting in 2013. Accordingly, the Company has redetermined its California net operating loss carryforwards for 2013 and 2014 and deferred tax assets using a single sales factor. The Company estimated the reduction of its California net operating losses to be approximately $31.1 million. Due to the existence of the valuation allowance, the adjustment of California net operating losses and deferred tax assets did not impact the Company’s effective tax rate.
It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.
The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. During the year ended December 31, 2014, the Company recognized approximately $61,000 of income tax benefit. No income tax benefit was recognized during the year ended December 31, 2015. At December 31, 2015 and 2014, the Company did not have interest expense related to uncertain tax positions or a liability for unrecognized tax benefits. The Company does not expect changes to its uncertain tax position in the next twelve months.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2012	$33,220
Increases related to current and prior year tax positions	2,653
Settlements and lapses in statutes of limitations	(373)
Balance at December 31, 2013	35,500
Increases related to current and prior year tax positions	204
Settlements and lapses in statutes of limitations	(61)
Balance at December 31, 2014	35,643
Increases related to current and prior year tax positions	160
Balance at December 31, 2015	$35,803
There are no tax benefits that, if recognized, would affect the effective tax rate that are included in the balances of unrecognized tax benefits at December 31, 2015.
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
8. Stockholders’ Equity
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
Common Shares Reserved for Future Issuance
The Company had reserved shares of common stock for possible future issuance as of December 31, 2015 and 2014 as follows (in thousands):

	December 31,
	2015	2014
Common stock warrants outstanding	1,887	4,118
Stock options outstanding under the 2015 Incentive Compensation Plan and previous plans	6,085	3,065
Restricted stock units outstanding	960	1,629
Shares available for issuance pursuant to Convertible Notes	30,000	—
Shares available for future grants of awards under the 2015 Incentive Compensation Plan	1,075	—
Shares available for future grants of awards under the 2009 Omnibus Incentive Compensation Plan	3,956	4,463
Shares available under the 2000 Employee Stock Purchase Plan	879	1,385
Total shares of common stock reserved for issuance	44,842	14,660

9. Share-based Compensation
During the year ended December 31, 2015, the Company granted awards under the 2015 Incentive Compensation Plan (the “2015 Plan”) and the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2009 Plan”). The Compensation Committee of the Board of Directors administers the plans.
Under the 2015 Plan and the 2009 Plan, a maximum of 4,000,000 shares and 12,323,000 shares, respectively, of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units or other awards, including awards with alternative vesting schedules such as performance-based criteria.
For the years ended December 31, 2015, 2014 and 2013, the following table presents total share-based compensation expense in each functional line item on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$233	$5	$84
Research and development	1,003	654	1,114
Sales and marketing	579	247	669
General and administrative	2,963	1,384	1,576
Restructuring charges	1,572	1,298	—
Totals	$6,350	$3,588	$3,443
Stock Options
The Compensation Committee of the Board of Directors determines eligibility, vesting schedules and exercise prices for stock options granted. Stock options generally have a term of ten years and vest over a three- to four-year period.
On March 27, 2015, in connection with the acquisition of FW, the Company granted inducement stock options to FW employees to acquire an aggregate of 323,000 shares of the Company’s common stock under the 2009 Plan. The inducement awards became effective upon the closing of the acquisition. These stock options granted to FW employees have an exercise price of $4.65 per share. The options have a ten-year term and will vest over a four-year period. In the event of termination of employment, all unvested options will terminate.
In connection with the acquisition of Ctrack, the Company assumed a number of employee stock options granted to both executive and non-executive employees of Ctrack. Under the 2015 Plan, the Company granted stock options to employees of Ctrack to replace the stock options previously granted by DigiCore (the “Replacement Options”). The Company adjusted the exercise price and number of shares originally granted by DigiCore in order to preserve the intrinsic value and stock-exercise ratio. For Replacement Options granted to executives, the vesting schedule was reset to four years and the expiration date was extended to ten years from the date of acquisition. For Replacement Options granted to non-executives, the vesting schedule remain unchanged and the expiration date was extended to ten years from the date of acquisition.
As a result of the Company granting Replacement Options at an exercise price that preserved the value of the options, these options were valued as in-the-money options. Due to limitations in the Black-Scholes model related to in-the-money options, the Company elected to value the options using the Hull-White I lattice model. The inherent advantage of a lattice model relative to the Black-Scholes model is that option exercises are modeled as being dependent on the evolution of the stock price and not solely on the amount of time that has passed since the grant date. The Hull-White I lattice model uses the same assumptions as the Black-Scholes model except it replaces the expected term with the suboptimal exercise factor and includes an additional assumption regarding the post-vesting termination rate.
Under the 2015 Plan, the Company also granted additional bonus stock options to Ctrack executives with a exercise price equal to the market price on the date of grant, a four-year vesting schedule, and an expiration date that occurs ten years from the acquisition date. The fair value of these options was determined using the Black-Scholes valuation model. No other shares have been granted under the 2015 Plan.

The following table presents the weighted-average assumptions used in the Hull-White I valuation model and the Black-Scholes valuation model by the Company in calculating the fair value of each Replacement Option and executive bonus stock option, respectively, granted under the 2015 Plan:

	Hull-White I
	Executive	Non-executive	Black-Scholes
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.1%	2.1%	1.4%
Volatility	64%	64%	67%
Expected term (in years)	n/a	n/a	5.0
Suboptimal exercise factor	2.570	1.626	n/a
Post-vesting termination rate	3%	3%	n/a
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of each stock option granted under the 2009 Plan:

	Year Ended December 31,
	2015	2014	2013
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.4%	1.4%	0.8%
Volatility	69%	80%	63%
Expected term (in years)	4.5	4.6	6.0
The weighted-average fair value of stock option awards granted under all plans during the years ended December 31, 2015, 2014 and 2013 was $1.63, $1.48 and $1.20, respectively.
The following table summarizes the Company’s stock option activity under all plans for the years ended December 31, 2015 and 2014 (dollars and shares in thousands, except per share data):

	Stock Options Outstanding	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — December 31, 2013	3,933	$9.45
Granted	1,658	2.92
Exercised	(89)	2.17
Canceled	(2,437)	10.52
Outstanding — December 31, 2014	3,065	5.27
Granted	6,657	3.02
Exercised	(273)	2.26
Canceled	(3,364)	5.14
Outstanding — December 31, 2015	6,085	$3.01	8.63	$1,012
Vested and Expected to Vest — December 31, 2015	5,836	$3.05	8.59	$965
Exercisable — December 31, 2015	1,157	$6.04	4.51	$92
The total intrinsic value of stock options exercised to purchase common stock during the years ended December 31, 2015, 2014 and 2013 was approximately $0.9 million, $0.1 million and $44,000, respectively. As of December 31, 2015, total unrecognized share-based compensation cost related to unvested stock options was $6.6 million, which is expected to be recognized over a weighted-average period of approximately 3.3 years. The Company recognized approximately $3.2 million, $0.8 million and $0.8 million of share-based compensation expense related to the vesting of stock option awards during the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Stock Units
The Company may issue RSUs that, upon satisfaction of vesting conditions, allow for employees and non-employee directors to receive common stock. Issuances of such awards reduce common stock available under the 2015 Plan and 2009 Plan for stock incentive awards. The Company measures compensation cost associated with grants of RSUs at fair value, which is generally the closing price of the Company’s stock on the date of grant. RSUs generally vest over a three- to four-year period.
During 2015, the Compensation Committee of the Board of Directors, pursuant to the 2009 Plan, awarded employees a total of 1,042,659 RSUs, net of RSUs granted as payment to the Company’s U.S. employees for their retention bonus in the third quarter of 2015 (see Note 12), at fair values ranging from $1.70 per share to $6.24 per share. Based on the fair value of the Company’s common stock price at the grant dates, the Company estimated the aggregate fair value of these awards at approximately $4.7 million. No RSUs have been granted under the 2015 Plan.
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
A summary of restricted stock unit activity under all plans for the year ended December 31, 2015 is presented below (in thousands):

Non-vested at December 31, 2014	1,629
Granted	1,043
Vested	(927)
Forfeited	(785)
Non-vested at December 31, 2015	960
As of December 31, 2015, there was $2.1 million of unrecognized share-based compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.7 years. The Company recognized approximately $2.8 million, $2.9 million and $2.6 million of share-based compensation expense related to the vesting of RSUs during the years ended December 31, 2015, 2014 and 2013, respectively.
2000 Employee Stock Purchase Plan
The Company’s 2000 Employee Stock Purchase Plan (the “ESPP”) permits eligible employees of the Company to purchase newly issued shares of common stock, at a price equal to 85% of the lower of the fair market value on (i) the first day of the offering period or (ii) the last day of each six-month purchase period, through payroll deductions of up to 10% of their annual cash compensation. Under the ESPP, a maximum of 4,074,000 shares of common stock may be purchased by eligible employees.
The Company terminated the ESPP in 2012 due to a lack of available shares but subsequently reinstated the ESPP in August 2014. During the years ended December 31, 2015 and 2014, the Company issued 506,100 shares and 114,791 shares, respectively, under the ESPP. The Company recognized approximately $0.4 million and $0.1 million of share-based compensation expense related to the ESPP during the years ended December 31, 2015 and 2014, respectively.
10. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting of warrants, options and RSUs and ESPP withholdings calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.

The calculation of basic and diluted earnings per share was as follows (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net loss attributable to common shareholders	$(52,286)	$(39,674)	$(43,413)
Weighted-average common shares outstanding	52,767	37,959	33,948
Basic and diluted net loss per share attributable to common shareholders	$(0.99)	$(1.05)	$(1.28)
For the years ended December 31, 2015, 2014 and 2013 the computation of diluted EPS excluded 7,214,971 shares, 8,130,395 shares and 4,424,268 shares, respectively, related to warrants, options, RSUs and the ESPP as their effect would have been anti-dilutive.
11. Securities Purchase Agreement and Warrant Issues
On September 3, 2014, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with HC2 Holdings 2, Inc., a Delaware corporation (the “Investor”), pursuant to which, on September 8, 2014, the Company sold to the Investor (i) 7,363,334 shares of the Company’s common stock, par value $0.001 per share, (ii) a warrant to purchase 4,117,647 shares of the Company’s common stock at an exercise price of $2.26 per share (the “2014 Warrant”) and (iii) 87,196 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), all at a purchase price of (a) $1.75 per share of common stock plus, in each case, the related 2014 Warrant and (b) $17.50 per share of Series C Preferred Stock, for aggregate gross proceeds of approximately $14.4 million (collectively, the “Financing”).
Due to insufficient authorized shares to satisfy the exercise of the instrument in full at the time of issuance, the Company determined that the instrument should be treated as a derivative instrument as of September 30, 2014. Liability classification was required because share settlement was not within the control of the Company and the 2014 Warrant was not considered to be “indexed to the company’s own stock” and therefore did not qualify for the exemptions provided by ASC 815, Derivatives and Hedges. As such the warrants were recorded at fair value with any changes in fair value being recognized in earnings.
On November 17, 2014 (the “Approval Date”), at a Special Meeting of the Stockholders, the Company received stockholder approval to increase the number of authorized shares of the Company’s common stock. With this approval, the Company had a sufficient amount of authorized shares to satisfy the exercise of the instrument in full. As a result, the Company performed a final re-measurement of the 2014 Warrant to fair value and then reclassified the fair value to additional paid-in-capital.
Because the 2014 Warrant had no comparable market data to determine fair value, the Company hired an independent valuation firm to assist with the valuation of the 2014 Warrant at the measurement date and as of the Approval Date. The primary factors used to determine the fair value included: (i) the fair value of the Company’s common stock; (ii) the volatility of the Company’s common stock; (iii) the risk free interest rate; (iv) the estimated likelihood and timing of exercise; and (v) the estimated likelihood and timing of a future financing arrangement. Increases in the market value of the Company’s common stock and volatility, which have the most impact on the fair value of the 2014 Warrant, would cause the fair value of the 2014 Warrant to change. While classified as a liability, the 2014 Warrant was measured at fair value on a recurring basis and any unrealized losses were recognized in earnings as other expense. During the year ended December 31, 2014, the Company recorded a change in fair value of $3.3 million related to the 2014 Warrant, primarily as a result of an increase in the market value of the Company’s common stock.
The following table shows the change to the fair value of the 2014 Warrant during the year ended December 31, 2014 (in thousands):

Balance at September 8, 2014 (Transaction Date)	$4,939
Change in fair value	3,280
Balance at November 17, 2014 (Approval Date)	8,219
Reclassification to additional paid-in-capital	(8,219)
Balance at December 31, 2014	$—
On March 26, 2015, the Investor exercised a portion of the 2014 Warrant to purchase 3,824,600 shares of the Company’s common stock at an exercise price of $2.26 per share for total proceeds of $8.6 million.
On March 26, 2015, in order to induce the Investor to exercise the 2014 Warrant for cash in connection with the acquisition of FW, the Company issued to the Investor a new warrant (the “2015 Warrant”) to purchase 1,593,583 shares of the Company’s common stock at an exercise price of $5.50 per share.

The 2015 Warrant will be exercisable into shares of the Company’s common stock during the period commencing on September 26, 2015 and ending on March 26, 2020, the expiration date of the 2015 Warrant. The 2015 Warrant will generally only be exercisable on a cash basis; provided, however, that the 2015 Warrant may be exercised on a cashless basis if and only if a registration statement relating to the issuance of the shares underlying the 2015 Warrant is not then effective or an exemption from registration is not available for the resale of such shares. The 2015 Warrant may be exercised by surrendering to the Company the certificate evidencing the 2015 Warrant to be exercised with the accompanying exercise notice, appropriately completed, duly signed and delivered, together with cash payment of the exercise price, if applicable.
The Company reviewed the terms of the 2015 Warrant to determine whether or not it met the criteria of a derivative instrument under ASC 815. Pursuant to this guidance, the Company has determined that the 2015 Warrant does not require liability accounting and has classified the warrant as equity.
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
On November 17, 2014, at a Special Meeting of the Stockholders, the Company received stockholder approval to increase the number of authorized shares of the Company’s common stock from 50,000,000 shares to 100,000,000 shares and each share of Series C Preferred Stock then outstanding automatically converted into the number of shares of common stock by the conversion rate then in effect. Accordingly, each share of Series C Preferred Stock was converted into ten shares of common stock and upon conversion the Company reclassified the Series C Preferred Stock out of mezzanine equity into permanent equity and recognized a beneficial conversion feature (“BCF”) of $0.4 million in equity due to the resolution of the contingent BCF embedded within the Series C Preferred Stock.
12. Commitments and Contingencies
Capital Leases
The Company has vehicles and equipment under capital leases that were assumed through its acquisitions of Ctrack and FW. The future minimum payments under capital leases were as follows at December 31, 2015 (in thousands):

2016	$447
2017	442
2018	398
2019	382
Total minimum capital lease payments	1,669
Less: amounts representing interest	(356)
Present value of net minimum capital lease payments	1,313
Less: current portion	(500)
Long-term portion	$813
Operating Leases
The Company leases its office space and certain equipment under non-cancellable operating leases with various terms through 2020. The minimum annual rent on the Company’s office space is subject to increases based on stated rental adjustment terms, property taxes and operating costs and contains rent concessions. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Rental expense under operating leases in 2015, 2014 and 2013 was $3.3 million, $3.0 million and $4.1 million, respectively. The Company’s office space lease contains incentives in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements incurred by the Company which are recorded to rent expense on a straight-line basis over the term of the lease.

The future minimum payments under non-cancellable operating leases were as follows at December 31, 2015 (in thousands):

2016	$3,806
2017	1,402
2018	720
2019	436
2020	221
Total	$6,585
The future minimum payments above have not been reduced by minimum sublease rental income of $0.1 million due in the future under noncancellable subleases.
Employee Retention Matters
In connection with the Company’s turnaround efforts, and to retain and encourage employees to assist the Company with its efforts, the Company’s Compensation Committee approved an all-employee retention bonus plan in 2014 (“2014 Retention Bonus Plan”) based on achieving certain financial and cash targets. The financial metrics had to be met for two consecutive quarter periods during the three quarter periods ending March 31, 2015. At December 31, 2014, the Company accrued approximately $5.5 million of the maximum total target bonus expense based on the Company’s financial results for the quarter ended December 31, 2014 and the assessment of the probability of the achievement of the remaining metrics in March 31, 2015. The total bonus expense of approximately $10.7 million was recognized over the requisite service period, $5.2 million of which was recognized during the year ended December 31, 2015. In the third quarter of 2015, the Company paid U.S. employees their bonuses with 2,158,436 net shares of the Company’s common stock. Non-U.S. employees receive cash bonus payments.
Legal
The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. The Company records a loss when information indicates that a loss is both probable and estimable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company’s pending litigation and revises its estimates, if necessary. The Company expenses litigation costs as incurred.
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
On July 1, 2014, the Company and the individual defendants filed a motion to amend the judgment entered on June 23, 2014, specifically requesting the Court to amend the effective date of such judgment to June 20, 2014, the date the court held the final approval hearing. The Court granted this motion on July 8, 2014, and the judgment date was deemed entered on June 20, 2014.
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
On November 17, 2014, the Court granted Plaintiff’s motion to enforce the Settlement and the Court agreed with the Plaintiffs to use an intra-day trading price of the Company’s stock for valuation purposes and not the closing price, and accordingly, the Company owed $0.8 million which was paid by the Company on December 16, 2014.
As of December 31, 2015, there were no further liabilities accrued in connection with the Litigation.
13. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the geographic concentration of the Company’s assets (in thousands):

	December 31,
	2015	2014
United States and Canada	$112,424	$92,430
South Africa	60,580	—
Europe, Latin America and Asia	22,749	2,590
Australia	3,000	—
	$198,753	$95,020
The following table details the Company’s concentration of net revenues by geographic region based on shipping destination:

	Year Ended December 31,
	2015	2014	2013
United States and Canada	89.1%	91.2%	95.6%
Latin America	0.7	1.0	0.8
Europe, Middle East, Africa and other	9.6	6.6	3.4
Asia and Australia	0.6	1.2	0.2
	100.0%	100.0%	100.0%
Concentrations of Risk
A majority of the Company’s net revenues are derived from sales of wireless access products. Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s customers would have an adverse effect on the Company’s results of operations and financial condition.
A significant portion of the Company’s net revenues comes from a small number of customers. For the years ended December 31, 2015, 2014 and 2013, sales to the Company’s largest customer accounted for 53.6%, 51.6% and 58.0% of net revenues, respectively.
A significant portion of the Company’s accounts receivables comes from a small number of customers. At December 31, 2015 and 2014, the Company had one customer who accounted for 17.4% and 46.1% of total accounts receivable, respectively.
The Company outsources its manufacturing to several third-party manufacturers. If they were to experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, product shipments to the Company’s customers could be delayed or the Company’s customers could consequently elect to cancel their underlying orders, which would negatively impact the Company’s net revenues and results of operations.

14. Retirement Savings Plan
The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. The Company suspended the employer matching program on August 1, 2014. Effective January 1, 2016, subsequent to the balance sheet date, the Company reinstated the employer matching program. Beginning January 1, 2016, the Company will match 50% of the first 6% of an employee’s designated deferral of their eligible compensation. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions under the plan amounted to approximately $0.6 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively. Employer matching contributions vested over a two-year period prior to January 1, 2016 and vest immediately beginning January 1, 2016. The Company has a registered retirement savings plan for its Canadian employees. Substantially all of the Company’s Canadian employees are eligible to participate in this plan. Employees make discretionary contributions to the plan subject to local limitations. Employer contributions to the Canadian plan amounted to approximately $26,000 and $157,000 for the years ended December 31, 2014 and 2013, respectively. There were no employer contributions to the Canadian plan during the year ended December 31, 2015.
15. Restructuring
In September 2013, the Company commenced certain restructuring initiatives including the closure of the Company’s development site in Calgary, Canada, and the consolidation of certain supply chain management activities (the “2013 Initiatives”). The 2013 Initiatives are expected to be completed in December 2016.
In June 2014, the Company commenced certain restructuring initiatives relating to the reorganization of executive level management (the “2014 Initiatives”), which included, among other actions, the replacement of the former Chief Executive Officer. The 2014 Initiatives were completed during the first quarter of 2015.
On August 3, 2015, the Company approved a restructuring initiative to better position the Company to operate in current market conditions and more closely align operating expenses with revenues, which included employee severance costs, which were paid in full during the third quarter of 2015, and facility exit related costs. In the fourth quarter of 2015, the Company commenced certain initiatives relating to the reorganization of executive level management, which included, among other actions, the replacement of the former Chief Executive Officer (collectively, the “2015 Initiatives”). The 2015 Initiatives are expected to be completed in June 2020.
During the year ended December 31, 2015, the Company recorded reductions in restructuring related charges resulting from a reevaluation in the first quarter of 2015 of its expected remaining restructuring accrual for facility exit related costs and employment contract costs related to the 2013 Initiatives and 2014 Initiatives, respectively.
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

The following table sets forth activity in the restructuring liability for the year ended December 31, 2015 (in thousands):

	Balance at December 31, 2014	Costs Incurred (Recovered)	Payments	Non-cash	Translation Adjustment	Balance at December 31, 2015	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs
2013 Initiatives
Employee Severance Costs	$—	$—	$—	$—	$—	$—	$3,986	$3,986
Facility Exit Related Costs	232	—	(160)	—	—	72	2,625	2,630

2014 Initiatives
Employment Contract Costs	1,751	(151)	(1,600)	—	—	—	3,428	3,428
Share-based Compensation Costs	—	—	—	—	—	—	1,298	1,298

2015 Initiatives
Employee Severance Costs	—	3,591	(685)	(1,572)	(4)	1,330	3,591	3,591
Facility Exit Related Costs	—	381	(53)	—	—	328	381	500
Total	$1,983	$3,821	$(2,498)	$(1,572)	$(4)	$1,730	$15,309	$15,433
The balance of the restructuring liability at December 31, 2015 consists of approximately $1.0 million in current liabilities and $0.7 million in long-term liabilities.
16. Quarterly Financial Information (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2015 and 2014:

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Net revenues (1)	$53,494	$51,667	$54,267	$61,514
Gross profit	12,634	15,323	14,468	16,528
Net loss attributable to common shareholders	(7,826)	(9,220)	(20,847)	(14,393)
Basic and diluted net loss per share attributable to common shareholders	(0.17)	(0.17)	(0.38)	(0.26)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Net revenues	$48,284	$37,270	$44,330	$55,361
Gross profit	10,068	3,987	10,486	12,506
Net loss attributable to common shareholders	(8,981)	(17,415)	(8,832)	(4,446)
Basic net loss per share attributable to common shareholders	(0.26)	(0.51)	(0.23)	(0.10)
Diluted net loss per share attributable to common shareholders	(0.26)	(0.51)	(0.23)	(0.13)

(1)
Net revenues for the second and third quarter of 2015 have been retrospectively revised by $3.1 million and $0.3 million, respectively, to correct an immaterial error of certain contra revenue, previously reported within costs of net revenues, as a decrease to net revenues.

17. Subsequent Event
On February 18, 2016, the Company signed a definitive asset purchase agreement with Micronet Enertec Technologies, Inc. (“Micronet”), pursuant to which the Company will sell, and Micronet will acquire, certain assets of the Company used in the operation of its telematics hardware business, for a total purchase price of $24 million. On the closing date, Micronet will pay the Company $12 million and deliver to the Company a promissory note in the principal amount of $12 million. Micronet will be obligated to repay the principal amount in two equal installments payable on the first and second anniversaries of the closing date.

SCHEDULE II
NOVATEL WIRELESS, INC.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2015, 2014 and 2013 (in thousands):

	Balance At Beginning of Year	Additions Charged to Operations	Deductions	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2015	$217	$422	$38	$601
December 31, 2014	2,449	86	2,318	217
December 31, 2013	627	1,936	114	2,449
Reserve for Excess and Obsolete Inventory:
December 31, 2015	5,468	1,043	2,342	4,169
December 31, 2014	8,132	3,382	6,046	5,468
December 31, 2013	4,806	4,344	1,018	8,132
Deferred Tax Asset Valuation Allowance:
December 31, 2015	90,774	17,903	13,693	94,984
December 31, 2014	79,458	11,316	—	90,774
December 31, 2013	63,881	15,577	—	79,458
Sales Returns and Allowances:
December 31, 2015	155	975	820	310
December 31, 2014	727	—	572	155
December 31, 2013	911	196	380	727