Form 10-Q
period 2016-03-31
NOVATEL WIRELESS INC
filed 2016-05-10
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒
The number of shares of the registrant’s common stock outstanding as of May 4, 2016 was 53,403,419.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,261	$12,570
Accounts receivable, net of allowance for doubtful accounts of $539 at March 31, 2016 and $601 at December 31, 2015	34,813	35,263
Short-term investments	1,100	1,267
Inventories	48,335	55,837
Prepaid expenses and other	7,141	6,039
Total current assets	99,650	110,976
Property, plant and equipment, net of accumulated depreciation of $63,556 at March 31, 2016 and $62,832 at December 31, 2015	8,543	8,812
Rental assets, net	6,318	6,155
Intangible assets, net of accumulated amortization of $18,875 at March 31, 2016 and $17,380 at December 31, 2015	43,383	43,089
Goodwill	30,947	29,520
Other assets	21	201
Total assets	$188,862	$198,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,851	$35,286
Accrued expenses and other current liabilities	32,462	25,613
DigiCore bank facilities	3,305	3,313
Total current liabilities	61,618	64,212
Long-term liabilities:
Convertible senior notes, net	84,573	82,461
Revolving credit facility	3,400	—
Deferred tax liabilities, net	3,563	3,475
Other long-term liabilities	13,792	18,142
Total liabilities	166,946	168,290
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 2,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 150,000 shares authorized at March 31, 2016 and December 31, 2015, respectively, 53,379 and 53,165 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	53	53
Additional paid-in capital	503,395	502,337
Accumulated other comprehensive loss	(6,229)	(8,507)
Accumulated deficit	(475,353)	(463,451)
Total stockholders’ equity attributable to Novatel Wireless, Inc.	21,866	30,432
Noncontrolling interests	50	31
Total stockholders’ equity	21,916	30,463
Total liabilities and stockholders’ equity	$188,862	$198,753
See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenues:
Hardware	$54,161	$53,011
SaaS, software and services	12,783	483
Cost of net revenues:
Hardware	40,869	40,823
SaaS, software and services	4,892	37
Gross profit	21,183	12,634
Operating costs and expenses:
Research and development	8,025	10,758
Sales and marketing	7,753	4,224
General and administrative	10,199	5,364
Amortization of purchased intangible assets	928	167
Restructuring charges	622	(164)
Total operating costs and expenses	27,527	20,349
Operating loss	(6,344)	(7,715)
Other income (expense):
Interest expense, net	(3,928)	(74)
Other expense, net	(1,296)	(17)
Loss before income taxes	(11,568)	(7,806)
Income tax provision	331	20
Net loss	(11,899)	(7,826)
Less: Net income attributable to noncontrolling interests	(5)	—
Net loss attributable to Novatel Wireless, Inc.	$(11,904)	$(7,826)
Per share data:
Net loss per share:
Basic and diluted	$(0.22)	$(0.17)
Weighted average shares used in computation of basic and diluted net loss per share:
Basic and diluted	53,251	46,262

See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(11,899)	$(7,826)
Foreign currency translation adjustment	2,278	—
Total comprehensive loss	$(9,621)	$(7,826)

See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,899)	$(7,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,598	1,196
Amortization of acquisition-related inventory step-up	1,829	51
Provision for bad debts, net of recoveries	(111)	(41)
Provision for excess and obsolete inventory	1,311	206
Share-based compensation expense	1,066	790
Amortization of debt discount and debt issuance costs	2,112	—
Deferred income taxes	88	—
Unrealized foreign currency transaction loss, net	1,171	—
Other	445	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	378	(6,111)
Inventories	3,649	1,449
Prepaid expenses and other assets	(922)	1,152
Accounts payable	(10,063)	(3,601)
Accrued expenses, income taxes, and other	1,010	5,602
Net cash used in operating activities	(6,338)	(7,133)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(9,063)
Purchases of property, plant and equipment	(448)	(111)
Proceeds from the sale of property, plant and equipment	115	—
Purchases of intangible assets	(656)	(224)
Net cash used in investing activities	(989)	(9,398)
Cash flows from financing activities:
Proceeds from the exercise of warrant to purchase common stock	—	8,644
Net repayments on DigiCore bank facilities	(156)	—
Net borrowings on revolving credit facility	3,400	2,000
Payoff of acquisition-related assumed liabilities	—	(2,633)
Principal payments under capital lease obligations	(273)	—
Principal payments on mortgage bond	(54)	—
Taxes paid on vested restricted stock units, net of proceeds from stock option exercises	(9)	66
Net cash provided by financing activities	2,908	8,077
Effect of exchange rates on cash and cash equivalents	110	(29)
Net decrease in cash and cash equivalents	(4,309)	(8,483)
Cash and cash equivalents, beginning of period	12,570	17,853
Cash and cash equivalents, end of period	$8,261	$9,370
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$154	$36
Income taxes	$18	$2

See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at March 31, 2016 and the results of the Company’s operations for the three months ended March 31, 2016 and 2015 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Segment Information
Management has determined that the Company has one reportable segment. The Chief Executive Officer, who is also the Chief Operating Decision Maker, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, valuation of debt obligations, royalty costs, accruals relating to litigation and restructuring, provision for warranty costs, income taxes and share-based compensation expense.
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
In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which affects entities that issue share-based payment awards to their employees. The guidance is designed to identify areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact of this guidance.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in the Company providing a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected the measurement or recognition of amounts initially recognized. As an alternative, the update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company implemented this guidance during the first quarter of 2016. This guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The Company implemented this guidance during the first quarter of 2016. This guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The new standard will require revenue recognized to represent the transfer of promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services.  The standard also requires new, expanded disclosures regarding revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date. The standard defers the effective date of adoption of ASU 2014-09 to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted but not before the original effective date of December 15, 2016. There are two adoption methods available for implementation of this guidance. Under one method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, the guidance is applied only to the most current period presented, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. The Company is currently evaluating the adoption methods and assessing the impact of this guidance.
2. Acquisitions and Divestitures
Acquisitions
DigiCore Holdings Limited (DBA Ctrack and DigiCore)
On June 18, 2015, the Company entered into a transaction implementation agreement (the “TIA”) with DigiCore Holdings, Inc. (“DigiCore”), a company specializing in the research, development, manufacturing, sales and marketing of telematics tools used for fleet and mobile asset management solutions and user-based insurance applications. Ctrack’s products and services provide enterprise fleets, international businesses and consumers with solutions for maximizing the security and efficient operation of their global assets.
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
In connection with the acquisition, the Company incurred $1.7 million in total transaction costs and expenses, all of which were recognized in 2015.

Purchase Price
The total purchase price was approximately $80.0 million and included a cash payment for all of the outstanding ordinary shares of DigiCore and the purchase of in-the-money vested stock options held by Ctrack employees on the closing date of the transaction and the portion of the fair value of replacement equity awards issued to Ctrack employees that related to services performed prior to the date the transaction closed.
Set forth below is supplemental purchase consideration information related to the Ctrack acquisition (in thousands):

Cash payments	$79,365
Fair value of replacement equity awards issued to Ctrack employees for precombination services	623
Total purchase price	$79,988
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
The above fair value allocation is considered preliminary and is subject to revision during the measurement period. Management is in the process of completing its evaluation of obligations related to income tax.
Valuation of Intangible Assets Acquired
The following table sets forth the components of definite-lived intangible assets acquired in connection with the Ctrack acquisition (in thousands):

	Amount Assigned	Amortization Period (in years)
Developed technologies	$10,170	6.0
Trade name	14,030	10.0
Customer relationships	4,070	5.0
Total intangible assets acquired	$28,270

R.E.R. Enterprises, Inc. (DBA Feeney Wireless)
On March 27, 2015, the Company entered into an asset purchase agreement (“APA”) with R.E.R. Enterprises, Inc. (“RER”) to acquire all of the issued and outstanding shares of RER and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC, an Oregon limited liability company (collectively, “FW”), which develops and sells solutions for the Internet of Things that integrate wireless communications into business processes. This strategic acquisition expanded the Company’s product and solutions offerings to include private labeled cellular routers, in-house designed and assembled cellular routers, high-end wireless surveillance systems, modems, computers and software, along with associated hardware, purchased from major industry suppliers. Additionally, FW’s services portfolio includes consulting, systems integration and device management services.
In connection with the acquisition, the Company incurred $0.9 million in total costs and expenses, all of which were recognized in 2015.
Purchase Price
The total consideration was approximately $24.8 million and included a cash payment at closing of approximately $9.3 million, $1.5 million of which was placed into an escrow fund to serve as partial security for the indemnification obligations of RER and its former shareholders, the Company’s assumption of $0.5 million in certain transaction-related expenses incurred by FW, and the future issuance of shares of the Company’s common stock valued at $15.0 million, payable no later than the tenth business day after the Company files its Annual Report on Form 10-K for the year ended December 31, 2015 with the SEC.
The total consideration of $24.8 million did not include amounts, if any, payable under an earn-out arrangement pursuant to which the Company may have been required to pay up to an additional $25.0 million to the former shareholders of RER contingent upon FW’s achievement of certain financial targets for the years ending December 31, 2015, 2016, and 2017 (the “Earn-Out Arrangement”). Such payments, if any, under the Earn-Out Arrangement would have been payable in either cash or shares of the Company’s common stock at the discretion of the Company, and would have been recorded as compensation expense during the service period earned.
Set forth below is supplemental purchase consideration information related to the FW acquisition (in thousands):

Cash payments	$9,268
Future issuance of common stock	15,000
Other assumed liabilities	509
Total purchase price	$24,777
On January 5, 2016, the Company and RER amended certain payment terms of the APA. Under the amended agreement, the $1.5 million placed into escrow on the date of acquisition was released to RER and its former shareholders on January 8, 2016, and the $15.0 million that was payable in shares of the Company’s common stock in March 2016 will now be paid in five cash installments over a four-year period, beginning in March 2016. In addition, the Earn-Out Arrangement has been amended as follows: (a) any amount earned under the Earn-Out Arrangement for the achievement of financial targets for the year ended December 31, 2015 will now be paid in five cash installments over a four-year period, beginning in March 2016 and (b) in replacement of the potential earn-out contingent upon FW’s achievement of certain financial targets for the years ended December 31, 2016 and 2017 the Company will issue to the former shareholders of RER approximately 2.9 million shares of the Company’s common stock in three equal installments over a three-year period, beginning in March 2017, contingent upon the retention of certain key personnel.
The total amount earned pursuant to the Earn-Out Arrangement upon FW’s achievement of certain financial targets for the year ended December 31, 2015 was $6.1 million.

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
The fair value has been allocated based on the estimated fair values of assets acquired and liabilities assumed as follows (in thousands):

March 27, 2015
Cash	$205
Accounts receivable	3,331
Inventory	10,008
Property, plant and equipment	535
Intangible assets	18,880
Goodwill	3,949
Other assets	544
Accounts payable	(7,494)
Accrued and other liabilities	(1,916)
Deferred revenues	(270)
Note payable	(2,575)
Capital lease obligations	(420)
Net assets acquired	$24,777
Valuation of Intangible Assets Acquired
The following table sets forth the components of intangible assets acquired in connection with the FW acquisition (dollars in thousands):

	Amount Assigned	Amortization Period (in years)
Definite-lived intangible assets:
Developed technologies	$3,660	6.0
Trademarks	4,700	10.0
Customer relationships	8,500	10.0
Indefinite-lived intangible assets:
In-process research and development	2,020
Total intangible assets acquired	$18,880

Pro Forma Summary
The unaudited consolidated pro forma results for the three months ended March 31, 2016 and 2015 are set forth in the table below (in thousands). These pro forma consolidated results combine the results of operations of the Company, Ctrack and FW as though Ctrack and FW had been acquired as of January 1, 2015 and include amortization charges for the acquired intangibles for both acquisitions and interest expense related to the Company’s borrowings to finance the Ctrack acquisition. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2015.

	Three Months Ended March 31,
	2016	2015
Net revenues	$66,944	$75,921
Net loss	$(11,899)	$(11,008)
Divestiture
On April 11, 2016, subsequent to the balance sheet date, the Company signed a definitive asset purchase agreement with Telit Technologies (Cyprus) Limited and Telit Wireless Solutions, Inc. (collectively, “Telit”) pursuant to which the Company would sell, and Telit would acquire, certain hardware modules and related assets for an initial purchase price of $11.0 million in cash, subject to adjustment in connection with the terms of the agreement. The Company also has the potential to receive an additional cash payment of approximately $3.8 million from Telit within 90 days of the closing of the transaction related to the purchase of module product inventory from the Company.
3. Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Finished goods	$41,506	$47,094
Raw materials and components	6,829	8,743
Total inventories	$48,335	$55,837
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Royalties	$2,996	$2,740
Payroll and related expenses	5,653	4,406
Warranty obligations	989	932
Market development funds and price protection	2,635	2,805
Professional fees	3,168	1,060
Deferred revenue	1,306	1,836
Restructuring	955	1,044
Acquisition-related liabilities	7,912	5,274
Other	6,848	5,516
Total accrued expenses and other current liabilities	$32,462	$25,613

Accrued Warranty Obligations
Accrued warranty obligations activity during the three months ended March 31, 2016 was as follows (in thousands):

Warranty liability at December 31, 2015	$932
Additions charged to operations	350
Deductions from liability	(293)
Warranty liability at March 31, 2016	$989
4. Intangible Assets
The balances in goodwill and intangible assets were primarily a result of the Company’s acquisitions of Ctrack, FW and Enfora, Inc. See Note 4, Intangible Assets, in the Company's 2015 Annual Report on Form 10-K for a discussion of the components of goodwill and additional information regarding intangible assets.
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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the three months ended March 31, 2016.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of March 31, 2016 (in thousands):

	Balance as of March 31, 2016	Level 1
Assets:
Cash equivalents
Money market funds	$35	$35
Total cash equivalents	35	35
Short-term investments	1,100	1,100
Total assets at fair value	$1,135	$1,135

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
Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its $120.0 million in 5.50% convertible senior notes due on June 15, 2020 (the “Convertible Notes”) (see Note 6). The Company carries its Convertible Notes at amortized cost. The debt and equity components of the Convertible Notes were measured using Level 3 inputs and are not measured on a recurring basis. The fair value of the liability component of the Convertible Notes, which approximated its carrying value on the valuation date due to the recent issuance of such Convertible Notes, was $84.6 million as of March 31, 2016.
6. Debt
Revolving Credit Facility
On October 31, 2014, the Company entered into a five-year senior secured revolving credit facility in the amount of $25.0 million (the “Revolver”) with Wells Fargo Bank, National Association, as lender. Concurrently with the acquisition of FW, the Company amended the Revolver to include FW as a borrower and Loan Party, as defined by the agreement. On November 17, 2015, the Revolver was amended to increase the maximum borrowing capacity to $48.0 million.
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
There was $3.4 million outstanding on the Revolver at March 31, 2016. There was no balance outstanding on the Revolver at December 31, 2015. Based on the Company’s eligible receivables at March 31, 2016, the Company has available borrowings of approximately $12.1 million. As of March 31, 2016, the Company was in compliance with all financial covenants contained in the credit agreement.
Convertible Senior Notes
On June 10, 2015, the Company issued $120.0 million aggregate principal amount of Convertible Notes. The Company incurred issuance costs of approximately $3.9 million. The Company used a portion of the proceeds from the offering to finance its acquisition of Ctrack, to pay fees and expenses related to the acquisition, and for general corporate purposes.
The Convertible Notes are governed by the terms of an indenture, dated June 10, 2015, entered into between the Company, as issuer, and Wilmington Trust, National Association, as trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Convertible Notes will mature on June 15, 2020, unless earlier repurchased or converted. The Convertible Notes will be convertible into cash, shares of the Company’s common stock, or a combination thereof, at the election of the Company, at an initial conversion price of $5.00 per share of the Company’s common stock.

The Convertible Notes consisted of the following at March 31, 2016 (in thousands):

Liability component:
Principal	$120,000
Less: unamortized debt discount and debt issuance costs	(35,427)
Net carrying amount	$84,573
Equity component	$38,305

The Company determined the expected life of the debt was equal to the five-year term of the Convertible Notes. The effective interest rate on the liability component was 17.79% for the three months ended March 31, 2016. The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2016 (in thousands):

Contractual interest expense	$1,650
Amortization of debt discount	1,980
Amortization of debt issuance costs	132
Total interest expense	$3,762
7. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$52	$21
Research and development	249	215
Sales and marketing	210	40
General and administrative	555	514
Total	$1,066	$790
Stock Options
The following table summarizes the Company’s stock option activity (in thousands):

Outstanding — December 31, 2014	3,065
Granted	6,657
Exercised	(273)
Canceled	(3,364)
Outstanding — December 31, 2015	6,085
Granted	952
Exercised	(1)
Canceled	(312)
Outstanding — March 31, 2016	6,724
Exercisable — March 31, 2016	1,389

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity (in thousands):

Non-vested at December 31, 2014	1,629
Granted	1,043
Vested	(927)
Forfeited	(785)
Non-vested at December 31, 2015	960
Granted	2,914
Vested	(279)
Forfeited	(25)
Non-vested at March 31, 2016	3,570
Employee Stock Purchase Plan
During the three months ended March 31, 2016 and 2015, the Company recognized $0.1 million and $0.1 million, respectively, of stock-based compensation expense related to the employee stock purchase plan.
8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s concentration of net revenues by geographic region based on shipping destination:

	Three Months Ended March 31,
	2016	2015
United States and Canada	76.8%	96.1%
Latin America	0.2	3.2
Europe, Middle East, Africa and other	21.5	0.7
Asia and Australia	1.5	—
	100.0%	100.0%
Concentrations of Risk
Historically, a significant portion of the Company’s net revenues comes from a small number of customers. For the three months ended March 31, 2016 and 2015, sales to the Company’s largest customer accounted for 52.7% and 47.5%, respectively, of net revenues.
9. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting of warrants, stock options, RSUs and ESPP withholdings calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.
The calculation of basic and diluted EPS was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net loss attributable to Novatel Wireless, Inc.	$(11,904)	$(7,826)
Weighted-average common shares outstanding	53,251	46,262
Basic and diluted net loss per share	$(0.22)	$(0.17)
For the three months ended March 31, 2016 and 2015, the computation of diluted EPS excluded 10,574,618 shares and 5,483,254 shares, respectively, related to warrants, stock options, RSUs and the ESPP as their effect would have been anti-dilutive.

10. Commitments and Contingencies
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
11. Income Taxes
The Company’s effective income tax rate for the three months ended March 31, 2016 and 2015 was 2.9% and 0.3%, respectively, which is significantly lower than the statutory tax rate primarily due to offsetting increases in the Company’s deferred tax asset valuation allowances.
During the three months ended March 31, 2016, the Company recognized an increase of $2.8 million in its valuation allowance primarily related to its U.S.-based deferred tax amounts, resulting from carryforward net operating losses generated during the three months ended March 31, 2016.
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
12. Restructuring
In September 2013, the Company commenced certain restructuring initiatives including the closure of the Company’s development site in Calgary, Canada, and the consolidation of certain supply chain management activities (the “2013 Initiatives”). The 2013 Initiatives are expected to be completed when the facility leases expire in December 2016.
On August 3, 2015, the Company approved a restructuring initiative to better position the Company to operate in current market conditions and more closely align operating expenses with revenues, which included employee severance costs and facility exit related costs. In the fourth quarter of 2015, the Company commenced certain initiatives relating to the reorganization of executive level management, which included, among other actions, the replacement of the former Chief Executive Officer (collectively, the “2015 Initiatives”). The Company continued these initiatives in the first quarter of 2016 with a reduction-in-force and the completion of the closure of its facility in Richardson, TX. The 2015 Initiatives are expected to be completed when the Richardson, TX lease expires in June 2020.
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

The following table sets forth activity in the restructuring liability for the three months ended March 31, 2016 (in thousands):

	Balance at December 31, 2015	Costs Incurred	Payments	Non-cash	Translation Adjustment	Balance at March 31, 2016	Cumulative Costs Incurred to Date	Total Expected Restructuring Costs
2013 Initiatives
Employee Severance Costs	$—	$—	$—	$—	$—	$—	$3,986	$3,986
Facility Exit Related Costs	72	—	(19)	—	—	53	2,625	2,630

2015 Initiatives
Employee Severance Costs	1,330	526	(865)	—	16	1,007	4,117	4,117
Facility Exit Related Costs	328	96	(86)	159	—	497	477	500
Total	$1,730	$622	$(970)	$159	$16	$1,557	$11,205	$11,233
The balance of the restructuring liability at March 31, 2016 consists of approximately $1.0 million in current liabilities and $0.6 million in long-term liabilities.

As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Novatel Wireless” refer to Novatel Wireless, Inc., a Delaware corporation, and its wholly owned subsidiaries.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. These forward-looking statements speak only as of the date of this report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include those related to:

•	our ability to compete in the market for wireless broadband data access products, products relating to the Internet of Things (“IoT”), and telematics, vehicle tracking and fleet management products;

•	our ability to develop and timely introduce new products successfully;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	our ability to execute on our corporate development activities without distracting or disrupting our business operations;

•
our ability to integrate the operations of R.E.R. Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (collectively, “FW”), DigiCore Holdings Limited (“DigiCore” or “Ctrack”), and any business, products, technologies or personnel that we may acquire in the future, including: (i) our ability to retain key personnel from the acquired company or business and (ii) our ability to realize the anticipated benefits of the acquisition;

•	our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to procure components and manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	our ability to be cost competitive while meeting time-to-market requirements for our customers;

•	our ability to meet the product performance needs of our customers in both mobile broadband and IoT markets;

•	demand for broadband wireless access to enterprise networks and the Internet;

•	demand for fleet and vehicle management software-as-a-service telematics solutions;

•	our dependence on wireless telecommunication operators delivering acceptable wireless services;

•	the outcome of any pending or future litigation, including intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development and sale of our products;

•	the introduction of new products that could contain errors or defects;

•	doing business abroad, including foreign currency risks;

•	our ability to make focused investments in research and development; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.
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
The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2015 contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
Business Overview
We are a leader in the design and development of products and solutions that simplify IoT, delivering innovative hardware and cloud-based, SaaS services to carriers, distributors, retailers, OEMs and vertical markets worldwide. Our products and solutions provide anywhere, anytime communications and analytics for consumers and businesses of all sizes, with approximately 534,000 global subscribers, including 164,000 subscribers within the fleet management vertical of telematics.
We have invented and reinvented ways which the world stays connected and accesses information. With multiple first-to-market innovations, a strong and growing portfolio of hardware and software innovations for IoT, we have been advancing technology and driving industry transformation for over 20 years. We invented and patented the award-winning global MiFi® brand of mobile hotspots and MiFi technology platform for IoT. It is this proven expertise and commitment to quality and innovation that make us the preferred global partner of operators, distributors, system integrators, businesses and consumers.
Our Sources of Revenue
SaaS, Software and Services
Through our acquisitions of DigiCore on October 5, 2015, and of FW on March 27, 2015, our product portfolio was further expanded to include additional product offerings for fleet and vehicle telematics, stolen vehicle recovery, usage-based insurance, IoT integration services and solutions, and applications software and SaaS services. Our SaaS delivery platforms include Ctrack® platforms, which provide asset, fleet, vehicle, and SaaS telematics, and FW's Crossroads, which provides easy IoT device management and service enablement. We sell our SaaS, software and services solutions through our direct sales force and through distributors.
Ctrack specializes in the research, design, development, manufacturing, sales and support of technologically advanced solutions for the vehicle tracking, fleet management and insurance telematics verticals for an international client base. With more than 30 years of innovation, technical and implementation experience, Ctrack provides advanced machine-to-machine communication and telematics solutions that add value to its global base of customers with mobile assets. Ctrack’s operations span over more than 50 countries on six continents with approximately 1,000 employees and 370,000 subscribers. Through successful global acquisitions and by identifying strong and capable distributors, Ctrack has been able to establish a strong presence in high-growth, low-penetration, developed markets such as the United Kingdom, Netherlands and Australia, and emerging markets such as Asia, Africa and Latin America.
Ctrack’s end-to-end research, design, development, manufacture, sales and support of tailored solutions for customers is serviced by a global network of staff and team members. Ctrack develops a range of asset management and monitoring systems using GPS satellite positioning, GSM cellular communication systems and other advanced communication and sensor technologies. The result is products and solutions ranging from basic track-and-trace with stolen vehicle response services for the consumer market to complete integrated enterprise-level solutions for large fleet owners under the Ctrack brand.
Our SaaS, Software and Services customer base includes fleet transportation companies, vehicle insurance companies, public and private telecommunications entities, commercial companies, and both state and federal government agencies.

Hardware
We provide intelligent wireless hardware products for the worldwide mobile communications market. Our hardware products address multiple vertical markets for our customers including fleet and commercial telematics, after-market telematics, remote monitoring and control, security and connected home, and wireless surveillance systems. Our broad range of products principally includes intelligent mobile hotspots, wireless routers for IoT, USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights and also configure and manage our hardware remotely. Our products currently operate on every major cellular wireless technology platform. Our mobile hotspots are actively used by millions of customers annually to provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our wireless routers and USB modems serve as gateways to the rapidly growing and underpenetrated IoT segment. Our telematics and mobile tracking hardware devices collect and control critical vehicle data and driver behaviors, and can reliably deliver that information to the cloud, all managed by our services enablement platform that includes the N4A™ Communications and Management Software and N4A Device Manager.

We sell our intelligent mobile hotspots primarily to wireless operators either directly or through strategic relationships. Our mobile-hotspot customer base is comprised of wireless operators, including Verizon Wireless, Inc. (“Verizon Wireless”), AT&T, Inc. (“AT&T”), and Sprint Corporation (“Sprint”), as well as distributors and various companies in other vertical markets.
We sell our wireless routers for IoT and integrated telematics and mobile tracking hardware devices through our direct sales force and through distributors. The customer base for our wireless routers for IoT and integrated telematics and mobile tracking hardware devices is comprised of transportation companies, industrial companies, manufacturers, application service providers, system integrators and distributors, and enterprises in various industries, including fleet and vehicle transportation, energy and industrial automation, security and safety, medical monitoring and government.
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
Our hardware products are managed through a structured life cycle process, from identifying initial customer requirements through development and commercial introduction to eventual phase-out. During product development, emphasis is placed on innovation, time-to-market, performance, meeting industry standards and customer product specifications, ease of integration, cost reduction, manufacturability, quality and reliability.
Merger, Acquisition and Divestiture Activities
Acquisitions
DigiCore Holdings Limited (DBA Ctrack)
On June 18, 2015, we entered into a transaction implementation agreement (the “TIA”) with DigiCore. Pursuant to the terms of the TIA, we acquired 100% of the issued and outstanding ordinary shares of DigiCore (with the exception of certain excluded shares, including treasury shares) for 4.40 South African Rand per ordinary share outstanding.
On October 5, 2015 (the “Closing Date”), the transaction was completed. The total purchase price was approximately $80.0 million and included (i) cash consideration of $79.4 million for all of the outstanding ordinary shares of DigiCore and the purchase of in-the-money vested stock options held by Ctrack employees on the closing date and (ii) $0.6 million for the portion of the fair value of replacement equity awards issued to Ctrack employees that related to services performed prior to the Closing Date. Upon consummation of the acquisition, Ctrack became an indirect wholly-owned subsidiary of the Company.
R.E.R. Enterprises, Inc. (DBA Feeney Wireless)
On March 27, 2015, the Company entered into an asset purchase agreement (“APA”) with FW to acquire all of the issued and outstanding shares of FW. The total consideration was approximately $24.8 million and included a cash payment at closing of approximately $9.3 million, including $1.5 million which was placed into an escrow fund to serve as partial security for the indemnification obligations of RER and its former shareholders, the Company’s assumption of $0.5 million in certain transaction-related expenses incurred by FW, and the future issuance of shares of our common stock valued at $15.0 million to RER's former shareholders, payable no later than the tenth business day after we file our Annual Report on Form 10-K for the year ended December 31, 2015 with the SEC.
The total consideration of $24.8 million paid by the Company for FW did not include amounts, if any, payable under an earn-out arrangement pursuant to which we may have been required to pay up to an additional $25.0 million to the former shareholders of RER contingent upon FW’s achievement of certain financial targets for the years ending December 31, 2015, 2016, and 2017 (the “Earn-Out Arrangement”). Such payments, if any, under the Earn-Out Arrangement would have been payable in either cash or shares of the Company’s common stock at the discretion of the Company, and would have been recorded as compensation expense during the service period earned.
On January 5, 2016, the Company and RER amended certain payment terms of the APA related to the Company’s acquisition of RER (the “RER Amendment”). Under the RER Amendment, the $1.5 million placed into escrow on the date of acquisition was released to RER and its former shareholders on January 8, 2016, and the $15.0 million that was payable in shares of our common stock in March 2016 will now be paid in five cash installments over a four-year period, beginning in March 2016. Under the RER Amendment, the Earn-Out Arrangement has been amended as follows: (a) any amount earned under the Earn-Out Arrangement for the achievement of financial targets for the year ended December 31, 2015 will now be paid in five cash installments over a four-year period, beginning in March 2016 and (b) in replacement of the potential earn-out contingent upon FW’s achievement of certain financial targets for the years ended December 31, 2016 and 2017, we will issue to the former shareholders of RER approximately 2.9 million shares of our common stock in three equal installments over a three-year period, beginning in March 2017, contingent upon FW’s retention of certain key personnel. Consideration due to former shareholders of RER under the Earn-Out Arrangement will be treated as compensation expense during the service period earned.
The total amount earned pursuant to the Earn-Out Arrangement upon FW’s achievement of certain financial targets for the year ended December 31, 2015 was approximately $6.1 million.
Divestiture
On April 11, 2016, we signed a definitive asset purchase agreement with Telit Technologies (Cyprus) Limited and Telit Wireless Solutions, Inc. (collectively, “Telit”) pursuant to which we would sell, and Telit would acquire, certain hardware modules and related assets for an initial purchase price of $11.0 million in cash, subject to adjustment in connection with the terms of the agreement. The initial purchase price of $11.0 million includes $9.0 million that was paid to the Company on the closing date of the transaction, $1.0 million to be retained by Telit and paid to the Company in equal quarterly installments over a two-year period in connection with the provision by the Company of certain transition services and $1.0 million to be retained by Telit and paid to the Company following the satisfaction of certain conditions by the Company, including the assignment of specified contracts and the delivery of certain certifications and approvals. The Company also has the potential to receive an additional cash payment of approximately $3.8 million from Telit within 90 days of the closing of the transaction. This additional cash payment will be applied to the purchase of module product inventory from the Company. Of the approximately $3.8 million payment, $1.0 million will be retained by Telit and paid to the Company in equal quarterly installments over the two-year period following the closing date in connection with the provision by the Company of certain transition services. In addition to the above, the Company may be entitled to receive a subsequent earn-out payment following the closing of the transaction if certain conditions are met.
Factors Which May Influence Future Results of Operations
Net Revenues. We believe that our future net revenues will be influenced largely by the speed and breadth of the demand for wireless access to data through the use of next generation networks, including demand for 3G and 4G products, 3G and 4G data access services, demand for fleet and vehicle management SaaS telematics solutions, customer acceptance of our new products that address these markets, including our MiFi line of intelligent mobile hotspots, and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	economic environment and related market conditions;

•	increased competition from other wireless data device suppliers and fleet and vehicle telematics solutions, as well as suppliers of emerging devices that contain a wireless data access feature;

•	demand for broadband access services and networks;

•	rate of change to new products;

•	timing of deployment of 4G networks by wireless operators;

•	decreased demand for 3G and 4G products;

•	product pricing; and

•	changes in technologies.
Our revenues are also significantly dependent upon the availability of materials and components used in our products.
We anticipate introducing additional products during the next twelve months, including 4G broadband-access products, IoT solutions and software applications and platforms. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like QUALCOMM Incorporated, Verizon Wireless, AT&T, Sprint and major software vendors. Through strategic relationships, we have been able to maintain market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.
Cost of Net Revenues. All costs associated with our contract manufacturers, as well as distribution, fulfillment and repair services, are included in our cost of net revenues. Cost of net revenues also includes costs of delivering SaaS services, warranty costs, amortization of intangible assets, royalties, operations overhead, costs associated with our cancellation of purchase orders, costs related to outside services and costs related to inventory adjustments, including the FW and Ctrack acquisition-related amortization of the fair value of inventory, as well as any write downs for excess and obsolete inventory. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.
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
General and administrative expenses include primarily corporate functions such as accounting, human resources, legal, administrative support, and professional fees. This category also includes the expenses needed to operate as a publicly-traded company, including compliance with the Sarbanes-Oxley Act of 2002, as amended, SEC filings, stock exchange fees, and investor relations expense. Although general and administrative expenses are not directly related to revenue levels, certain expenses such as legal expenses and provisions for bad debts may cause significant volatility in future general and administrative expenses.
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
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2015 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to accounting principles generally accepted in the United States of America (“GAAP”).
Results of Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net revenues. Net revenues for the three months ended March 31, 2016 were $66.9 million, an increase of $13.5 million, or 25.1%, compared to the same period in 2015.
The following table summarizes net revenues by type (in thousands):

	Three Months Ended March 31,		Change
	2016	2015	$	%
Hardware	$54,161	$53,011	$1,150	2.2%
SaaS, software and services	12,783	483	12,300	*
Total	$66,944	$53,494	$13,450	25.1%
____________________________________________________________________
* Not meaningful.
Hardware. The increase in hardware net revenues is primarily a result of the acquisitions of Ctrack and FW, offsetting a decline in the legacy Novatel Wireless hardware business as the company continued its efforts to focus on its most profitable products.
SaaS, software and services. The increase in SaaS, software and services net revenues is primarily a result of our acquisitions of Ctrack and FW.

Cost of net revenues. Cost of net revenues for the three months ended March 31, 2016 was $45.8 million, an increase of $4.9 million, or 12.0%, compared to $40.9 million for the same period in 2015.
The following table summarizes cost of net revenues by type (in thousands):

	Three Months Ended March 31,		Change
	2016	2015	$	%
Hardware	$40,869	$40,823	$46	0.1%
SaaS, software and services	4,892	37	4,855	*
Total	$45,761	$40,860	$4,901	12.0%
____________________________________________________________________
* Not meaningful.
Hardware. The increase in hardware cost of net revenues is primarily a result of the increase in net revenues as well as the inclusion of non-cash purchase accounting adjustments. Excluding these non-cash adjustments, the underlying profitability of the hardware product portfolio would have increased more meaningfully.
SaaS, software and services. The increase in SaaS, software and services cost of net revenues is primarily a result of our acquisitions of Ctrack and FW and the associated increase in SaaS, software and services revenues.
Gross profit. Gross profit for the three months ended March 31, 2016 was $21.2 million, or a gross margin of 31.6%, compared to $12.6 million, or a gross margin of 23.6%, for the same period in 2015. The increase in gross profit was primarily a result of the changes in net revenues and cost of net revenues as discussed above. The increase in gross margin was primarily a result of the diversification of the revenue base with the more highly profitable SaaS, software and services business as well as the increase in profitability of the hardware portfolio.
Research and development expenses. Research and development expenses for the three months ended March 31, 2016 were $8.0 million, or 12.0% of net revenues, compared to $10.8 million, or 20.1% of net revenues, for the same period in 2015. Research and development expenses decreased for the three months ended March 31, 2016 as compared to the same period in 2015 primarily due to reduction of headcount and associated expenses as we rationalized our product portfolio to focus on the more profitable products, partially offset by our acquisitions of Ctrack and FW with their associated research and development expenses.
Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2016 were $7.8 million, or 11.6% of net revenues, compared to $4.2 million, or 7.9% of net revenues, for the same period in 2015. The increase was primarily a result of the acquisitions of Ctrack and FW, partially offset by our cost containment initiatives.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2016 were $10.2 million, or 15.2% of net revenues, compared to $5.4 million, or 10.0% of net revenues, for the same period in 2015. General and administrative expenses increased for the three months ended March 31, 2016 primarily a result of the acquisitions of Ctrack and FW, partially offset by our cost containment initiatives.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended March 31, 2016 and 2015 was $0.9 million and $0.2 million, respectively. Amortization of purchased intangible assets for the three months ended March 31, 2016 includes the amortization of intangible assets purchased through the acquisitions of Ctrack and FW. Amortization of purchased intangible assets for the three months ended March 31, 2015 includes the amortization of intangible assets purchased through the acquisition of FW for the period following the March 27, 2015 date of acquisition through March 31, 2015.
Restructuring charges. Restructuring expenses for the three months ended March 31, 2016 were $0.6 million and predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs. During the three months ended March 31, 2015, we recorded a reduction of $0.2 million in restructuring charges, primarily related to a re-evaluation of our expected remaining restructuring accrual for severance and facility exit related costs.
Interest expense, net. Interest expense, net for the three months ended March 31, 2016 was $3.9 million, compared to $74,000 for the same period in 2015. The increase in interest expense is primarily a result of the interest expense related to the Convertible Notes that we issued during the second quarter of 2015, which includes the amortization of the debt discount and debt issuance costs.
Other expense, net. Other expense, net, for the three months ended March 31, 2016 was $1.3 million, compared to $17,000 for the same period in 2015. The increase in other expense is a result of an unrealized foreign currency loss on an outstanding intercompany loan that Ctrack has with one of its wholly-owned subsidiaries, which is re-measured at each reporting period, and the effect of exchange rates on cash and cash equivalents during the period.

Income tax provision. Income tax expense for the three months ended March 31, 2016 was $0.3 million as compared to $20,000 for the same period in 2015. The increase in income tax expense is primarily due to certain of our profitable subsidiaries in foreign jurisdictions.
Net income attributable to noncontrolling interests. For the year ended March 31, 2016, net income attributable to noncontrolling interests was $5,000. We did not have any noncontrolling interests during the three months ended March 31, 2015.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations.
Revolving Credit Facility
On October 31, 2014, we entered into a senior secured revolving credit facility in the amount of $25.0 million with Wells Fargo Bank, National Association (the “Revolver”). On November 17, 2015, the Revolver was amended to increase the maximum borrowing capacity to $48.0 million. The amount of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of a specified percentage of eligible receivables. If, at any time during the term of the Revolver, the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, we would be required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $3.0 million of availability for letters of credit. At March 31, 2016, the outstanding balance on the Revolver was $3.4 million. Based on our eligible receivables at March 31, 2016, we have available borrowings of approximately $12.1 million.
Convertible Senior Notes
On June 10, 2015, we issued $120.0 million of Convertible Notes, which are governed by the terms of an indenture between us, as issuer, and Wilmington Trust, National Association, as trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Convertible Notes will mature on June 15, 2020, unless earlier repurchased or converted. The Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election, at an initial conversion price of $5.00 per share of our common stock.
RER Amendment
Pursuant to the RER Amendment, we are obligated to pay a total of $15.0 million in five cash installments over a four-year period, beginning in March 2016. We are also obligated to pay a total of $6.1 million over a four-year period, beginning in March 2016, related to the Earn-Out Arrangement. We believe that our cash and cash equivalents and our availability under the Revolver, together with anticipated cash flows from operations, will be sufficient to meet these obligations.
Historical Cash Flows
The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(6,338)	$(7,133)
Net cash used in investing activities	(989)	(9,398)
Net cash provided by financing activities	2,908	8,077
Effect of exchange rates on cash and cash equivalents	110	(29)
Net decrease in cash and cash equivalents	(4,309)	(8,483)
Cash and cash equivalents, beginning of period	12,570	17,853
Cash and cash equivalents, end of period	$8,261	$9,370
Operating activities. Net cash used in operating activities was $6.3 million for the three months ended March 31, 2016 compared to $7.1 million for the same period in 2015. Net cash used in operating activities for the three months ended March 31, 2016 was primarily attributable to the net loss in the period along with a decrease in accounts payable, partially offset by the non-cash charges for depreciation and amortization, including the amortization of the acquisition-related inventory step up and debt discount and debt issuance costs, inventory provision and share-based compensation expense. Net cash used in operating activities for the three months ended March 31, 2015 was attributable to the net loss in the period, partially offset by an increase in accounts receivable and non-cash charges for depreciation and amortization and share-based compensation expense.
Investing activities. Net cash used in investing activities during the three months ended March 31, 2016 was $1.0 million compared to $9.4 million used in investing activities for the same period in 2015. Cash used in investing activities during the three months ended March 31, 2016 was primarily related to our accounting system upgrade and the capitalization of certain costs related to the research and development of software to be sold in our solutions. Cash used in investing activities during the three months ended March 31, 2015 was primarily related to our acquisition of FW.
Financing activities. Net cash provided by financing activities during the three months ended March 31, 2016 was $2.9 million, compared to net cash provided by financing activities of $8.1 million for the same period in 2015. Net cash provided by financing activities during the three months ended March 31, 2016 was primarily related to our drawn down on the Revolver. Net cash provided by financing activities during the three months ended March 31, 2015 was primarily related to proceeds received from the exercise of the 2014 Warrant and borrowings under our Revolver in connection with the FW acquisition, partially offset by the payoff of the FW assumed credit line and certain capital lease obligations.
Other Liquidity Needs
As of March 31, 2016, we had available cash and cash equivalents totaling $8.3 million and working capital of $38.0 million. We also had availability for borrowings under the Revolver. Borrowings under this facility are secured by a first priority lien on substantially all of our assets and the assets of certain of our subsidiaries, subject to certain exceptions and permitted liens. At March 31, 2016, the outstanding balance on the Revolver was $3.4 million. Based on our eligible receivables at March 31, 2016, we have available borrowings of approximately $12.1 million. In addition, on April 11, 2016, the Company received $9.0 million related to the closing of the asset purchase agreement with Telit Wireless, a portion of which was used to repay the outstanding balance on the Revolver.
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
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk, global credit risk and foreign currency exchange rate risk.
Since December 31, 2015, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
The disclosure in Note 10, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements includes a discussion of our legal proceedings and is incorporated herein by reference.
The Company is also engaged in various other legal actions arising in the ordinary course of our business and, while there can be no assurance, the Company currently believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors.
There have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, except for the risk factors listed below.
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
Conversely, there are many risks associated with corporate divestitures, including the proposed divestiture of our telematics hardware assets or the recent sale of portions of our IoT modules business to Telit. The numerous risks of engaging in sales of assets, technology or portions of our business include: difficulties separating divested operations from ongoing operations; loss of sales, marketing and operating synergies; loss of key employees and know-how related to the on-going portions of the business; unanticipated costs; diversion of management’s attention from existing operations; and adverse effects on existing business relationships with suppliers and customers. Similar to discontinued operations, divestitures may be disruptive and result in substantial accounting charges for any related restructuring.
As a result, if we fail to properly evaluate or implement acquisitions or divestitures, including the proposed divestiture of our telematics hardware assets and the recent sale of portions of our IoT modules business to Telit, we may not achieve the anticipated benefits of any such transactions, and we may incur unanticipated costs, either of which could harm our business and operating results.

We currently rely on third parties to manufacture and warehouse many of our products, which exposes us to a number of risks and uncertainties outside our control.
We currently outsource the manufacturing of all of our mobile computing solutions and many of our IoT devices to companies including: AsiaTelco Technologies Co., Inventec Appliances Corporation, Hon Hai Precision Industry Co., Ltd. and Production Logix CC. In addition, we recently sold portions of our IoT modules business to Telit, and we now rely on Telit to supply us with modules that are critical to the functionality of some of our telematics hardware devices, including devices sold or deployed by Ctrack. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or rejected or our customers could consequently elect to cancel the underlying product purchase order. These disruptions would negatively impact our revenues, competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of our products may be harmed. None of our third-party manufacturers is obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order that we have submitted to, and that has been accepted by, such third-party manufacturer. Our third-party manufacturers could, under some circumstances, decline to accept new purchase orders from us or otherwise reduce their business with us. If a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost effective basis, which would adversely impact our operations. In addition, we generally do not enter into long-term contracts with our manufacturers. As a result, we are subject to price increases due to availability, and subsequent price volatility, in the marketplace of the components and materials needed to manufacture our products. If a third-party manufacturer were to negatively change the product pricing and other terms under which it agrees to manufacture for us and we were unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase.
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
Our products contain a variety of components, some of which are procured from single suppliers. In addition, some of our vehicle tracking or fleet management solutions rely on devices procured from single suppliers, including Telit, which recently purchased a portion of our IoT modules business from us. From time to time, certain components used in our products or certain products used in our solutions have been in short supply or their anticipated commercial introduction has been delayed or their availability has been subsequently interrupted for reasons outside our control. If there is a shortage or interruption in the availability to us of any such components or products and we cannot timely obtain a commercially and technologically suitable substitute or make sufficient and timely design or other modifications to permit the use of such a substitute component or product, we may not be able to timely deliver sufficient quantities of our products or solutions to satisfy our contractual obligations and particular revenue expectations. Moreover, even if we timely locate a substitute part or product, but its price materially exceeds the original cost of the component or product, then our results of operations would be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1*
Agreement and Plan of Merger, dated March 27, 2015, by and among Novatel Wireless, Inc., Duck Acquisition, Inc., R.E.R. Enterprises, Inc., the stockholders of R.E.R. Enterprises, Inc. and Ethan Ralston, as the representative of the stockholders of R.E.R. Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed April 1, 2015).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated January 5, 2016, by and among Novatel Wireless, Inc., Duck Acquisition, Inc., R.E.R. Enterprises, Inc., certain stockholders of R.E.R. Enterprises, Inc. and Ethan Ralston, as the representative of the R.E.R. stockholders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed January 11, 2016).

2.3*
Transaction Implementation Agreement, dated June 18, 2015, by and between Novatel Wireless, Inc. and DigiCore Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed June 24, 2015).

2.4
Asset Purchase Agreement, dated February 18, 2016, by and among Novatel Wireless Inc. and Micronet Enertec Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed February 2, 2016).

2.5**	Asset Purchase Agreement, dated April 11, 2016, by and among Novatel Wireless Inc. and Telit Technologies (Cyprus) Limited and Telit Wireless Solutions, Inc.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2000, filed March 27, 2001).

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

3.7	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

3.8	Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 8, 2014).

3.9	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 19, 2015).

4.1**	2016 Corporate Bonus Plan for Novatel Wireless, Inc. Employees.

10.1*
Seventh Amendment to Credit and Security Agreement, dated January 5, 2016, by and among Novatel Wireless, Inc., Enfora, Inc., Feeney Wireless, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 11, 2016).

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

101**
The following financial statements and footnotes from the Novatel Wireless, Inc. Annual Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 10, 2016	Novatel Wireless, Inc.

	By:	/s/ SUE SWENSON
Sue Swenson
Chief Executive Officer

By:	/s/ MICHAEL NEWMAN
Michael Newman
Chief Financial Officer