Form 10-Q
period 2016-06-30
NOVATEL WIRELESS INC
filed 2016-08-05
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒
The number of shares of the registrant’s common stock outstanding as of July 28, 2016 was 53,854,656.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,541	$12,570
Accounts receivable, net of allowance for doubtful accounts of $724 at June 30, 2016 and $601 at December 31, 2015	35,515	35,263
Short-term investments	—	1,267
Inventories	34,261	55,837
Prepaid expenses and other	5,942	6,039
Total current assets	94,259	110,976
Property, plant and equipment, net of accumulated depreciation of $64,579 at June 30, 2016 and $62,832 at December 31, 2015	7,686	8,812
Rental assets, net of accumulated depreciation of $1,783 at June 30, 2016 and $1,034 at December 31, 2015	6,626	6,155
Intangible assets, net of accumulated amortization of $20,655 at June 30, 2016 and $17,380 at December 31, 2015	42,508	43,089
Goodwill	31,119	29,520
Other assets	771	201
Total assets	$182,969	$198,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,905	$35,286
Accrued expenses and other current liabilities	35,368	25,613
DigiCore bank facilities	3,541	3,313
Total current liabilities	58,814	64,212
Long-term liabilities:
Convertible senior notes, net	86,684	82,461
Revolving credit facility	—	—
Deferred tax liabilities, net	3,267	3,475
Other long-term liabilities	13,079	18,142
Total liabilities	161,844	168,290
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 2,000,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively, 53,853,148 and 53,165,024 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	54	53
Additional paid-in capital	504,990	502,337
Accumulated other comprehensive loss	(5,912)	(8,507)
Accumulated deficit	(478,054)	(463,451)
Total stockholders’ equity attributable to Novatel Wireless, Inc.	21,078	30,432
Noncontrolling interests	47	31
Total stockholders’ equity	21,125	30,463
Total liabilities and stockholders’ equity	$182,969	$198,753
See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
Hardware	$49,145	$49,272	$103,306	$102,283
SaaS, software and services	13,666	2,395	26,449	2,878
Total net revenues	62,811	51,667	129,755	105,161
Cost of net revenues:
Hardware	35,758	35,775	76,627	76,598
SaaS, software and services	3,815	569	8,707	606
Total cost of net revenues	39,573	36,344	85,334	77,204
Gross profit	23,238	15,323	44,421	27,957
Operating costs and expenses:
Research and development	8,281	9,690	16,306	20,448
Sales and marketing	8,356	4,231	16,109	8,455
General and administrative	9,994	8,988	20,193	14,352
Amortization of purchased intangible assets	976	656	1,904	823
Restructuring charges, net of recoveries	269	—	891	(164)
Total operating costs and expenses	27,876	23,565	55,403	43,914
Operating loss	(4,638)	(8,242)	(10,982)	(15,957)
Other income (expense):
Interest expense, net	(3,907)	(838)	(7,835)	(912)
Other income (expense), net	5,842	(66)	4,546	(83)
Loss before income taxes	(2,703)	(9,146)	(14,271)	(16,952)
Income tax provision (benefit)	(10)	74	321	94
Net loss	(2,693)	(9,220)	(14,592)	(17,046)
Less: Net income attributable to noncontrolling interests	(8)	—	(13)	—
Net loss attributable to Novatel Wireless, Inc.	$(2,701)	$(9,220)	$(14,605)	$(17,046)
Per share data:
Net loss per share:
Basic and diluted	$(0.05)	$(0.17)	$(0.27)	$(0.34)
Weighted average shares used in computation of net loss per share:
Basic and diluted	53,622,554	53,403,148	53,436,611	49,852,411

See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(2,693)	$(9,220)	$(14,592)	$(17,046)
Foreign currency translation adjustment	317	—	2,595	—
Total comprehensive loss	$(2,376)	$(9,220)	$(11,997)	$(17,046)

See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(14,592)	$(17,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,233	2,393
Amortization of acquisition-related inventory step-up	1,829	586
Provision for bad debts, net of recoveries	134	(43)
Provision for excess and obsolete inventory	1,553	299
Share-based compensation expense	2,322	1,973
Amortization of debt discount and debt issuance costs	4,223	469
Gain on divestiture and sale of other assets, net of loss on disposal of assets	(6,888)	—
Deferred income taxes	(208)	—
Unrealized foreign currency transaction loss, net	2,071	—
Other	895	—
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	4,458	(5,832)
Inventories	12,392	7,904
Prepaid expenses and other assets	(473)	765
Accounts payable	(17,216)	(14,916)
Accrued expenses, income taxes, and other	1,499	4,268
Net cash used in operating activities	(768)	(19,180)
Cash flows from investing activities:
Acquisition-related escrow	—	(88,274)
Acquisitions, net of cash acquired	(1,875)	(9,063)
Purchases of property, plant and equipment	(493)	(613)
Proceeds from the sale of property, plant and equipment	145	—
Proceeds from the sale of divested assets	9,250	—
Proceeds from the sale of short-term investments	1,210	—
Purchases of intangible assets and additions to capitalized software costs	(1,318)	(224)
Net cash provided by (used in) investing activities	6,919	(98,174)
Cash flows from financing activities:
Gross proceeds from the issuance of convertible senior notes	—	120,000
Payment of issuance costs related to convertible senior notes	—	(3,540)
Proceeds from the exercise of warrant to purchase common stock	—	8,644
Net borrowings on DigiCore bank facilities	45	—
Net repayments on revolving credit facility	—	(5,158)
Payoff of acquisition-related assumed liabilities	—	(2,633)
Principal payments under capital lease obligations	(450)	—
Principal payments on mortgage bond	(112)	—
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	329	315
Net cash provided by (used in) financing activities	(188)	117,628
Effect of exchange rates on cash and cash equivalents	8	(214)
Net increase in cash and cash equivalents	5,971	60
Cash and cash equivalents, beginning of period	12,570	17,853
Cash and cash equivalents, end of period	$18,541	$17,913
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,598	$106
Income taxes	$57	$106

See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at June 30, 2016 and the results of the Company’s operations for the three and six months ended June 30, 2016 and 2015 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
For the three months ended June 30, 2016 and 2015, the Company incurred a net loss of $2.7 million and $9.2 million, respectively. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on its ability to achieve its intended business objectives. These additional reductions in expenditures, if required, could have an adverse impact on the Company’s ability to achieve certain of its business objectives. The Company’s management believes that its cash and cash equivalents and availability under its senior secured revolving credit facility, together with anticipated cash flows from operations, will be sufficient to meet its working capital needs for the next twelve months and the foreseeable future.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, valuation of debt obligations, royalty costs, accruals relating to litigation and restructuring, provision for warranty costs, income taxes and share-based compensation expense.
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
2. Acquisitions and Divestitures
Acquisitions
DigiCore Holdings Limited (DBA Ctrack)
On June 18, 2015, the Company entered into a transaction implementation agreement (the “TIA”) with DigiCore Holdings Limited (“DigiCore” or “Ctrack”). Pursuant to the terms of the TIA, the Company acquired 100% of the issued and outstanding ordinary shares of DigiCore (with the exception of certain excluded shares, including treasury shares) for 4.40 South African Rand per ordinary share outstanding on October 5, 2015. Upon consummation of the acquisition, DigiCore became an indirect wholly-owned subsidiary of the Company.
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
Set forth below is supplemental purchase consideration information related to the Ctrack acquisition (in thousands):

Cash payments	$79,365
Fair value of replacement equity awards issued to Ctrack employees for preacquisition services	623
Total purchase price	$79,988
Allocation of Fair Value
The Company accounted for the transaction using the acquisition method and, accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. Goodwill resulting from this acquisition is largely attributable to the experienced workforce of Ctrack and synergies expected to arise after the integration of Ctrack’s products and operations into those of the Company. Goodwill resulting from this acquisition is not deductible for tax purposes. Identifiable intangible assets acquired as part of the acquisition included definite-lived intangible assets for developed technologies, customer relationships and trade names, which are being amortized using the straight-line method over their estimated useful lives, as well as indefinite-lived intangible assets. Liabilities assumed from Ctrack included a mortgage bond and capital lease obligations.
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
Purchase Price
The total consideration was approximately $24.8 million and included a cash payment at closing of approximately $9.3 million, $1.5 million of which was placed into an escrow fund to serve as partial security for the indemnification obligations of RER and its former shareholders, the Company’s assumption of $0.5 million in certain transaction-related expenses incurred by FW, and the future issuance of shares of the Company’s common stock valued at $15.0 million, which would have been payable in March 2016.
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

The Company recognized approximately $0.8 million in expense during the six months ended June 30, 2016 in connection with the potential payment, in the form of shares of the Company’s common stock to the former shareholders of RER, which is contingent upon FW’s retention of certain key personnel. As of June 30, 2016, the total amount earned pursuant to the Earn-Out Arrangement was $6.9 million, $6.1 million of which remained outstanding and is included in accrued expenses and other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets.
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
Pro Forma Summary
The unaudited consolidated pro forma results for the three and six months ended June 30, 2016 and 2015 are set forth in the table below (in thousands). These pro forma consolidated results combine the results of operations of the Company, Ctrack and FW as though Ctrack and FW had been acquired as of January 1, 2015 and include amortization charges for the acquired intangibles for both acquisitions and interest expense related to the Company’s borrowings to finance the Ctrack acquisition. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$62,811	$67,861	$129,755	$143,782
Net loss	$(2,693)	$(9,310)	$(14,592)	$(20,318)
Divestiture
On April 11, 2016, the Company signed a definitive asset purchase agreement with Telit Technologies (Cyprus) Limited and Telit Wireless Solutions, Inc. (collectively, “Telit”) pursuant to which the Company sold, and Telit acquired, certain hardware modules and related assets for an initial purchase price of $11.0 million in cash, which includes $9.0 million that was paid to the Company on the closing date of the transaction, $1.0 million that will be paid to the Company in equal quarterly installments over a two-year period in connection with the provision by the Company of certain transition services and $1.0 million that will be paid to the Company following the satisfaction of certain conditions by the Company, including the assignment of specified contracts and the delivery of certain certifications and approvals. The Company also has the potential to receive an additional cash payment of approximately $3.8 million from Telit related to their purchase of module product inventory from the Company, $1.0 million of which will be paid to the Company in equal quarterly installments over the two-year period following the closing date in connection with the provision by the Company of certain transition services. In addition to the above, the Company may be entitled to receive a subsequent earn-out payment following the closing of the transaction if certain conditions are met.
During the three months ended June 30, 2016, the Company received approximately $9.3 million in cash and recognized a gain of approximately $6.9 million in connection with the fulfillment of certain obligations pursuant to the agreement, which is included in other income (expense), net, in the unaudited condensed consolidated statements of operations. The Company also recorded a liability for the fair value of the obligations that have yet to be fulfilled by the Company, which was $3.7 million as of June 30, 2016, and is included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets, and a receivable for the remainder of the cash to be received from Telit pursuant to the agreement, which was $5.4 million as of June 30, 2016, and is included in other assets and prepaid expenses and other in the unaudited condensed consolidated balance sheets.
3. Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Finished goods	$29,123	$47,094
Raw materials and components	5,138	8,743
Total inventories	$34,261	$55,837

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Royalties	$2,893	$2,740
Payroll and related expenses	5,087	4,406
Warranty obligations	788	932
Market development funds and price protection	2,539	2,805
Professional fees	1,647	1,060
Deferred revenue	1,635	1,836
Restructuring	866	1,044
Acquisition-related liabilities	8,689	5,274
Divestiture-related liabilities	3,686	—
Other	7,538	5,516
Total accrued expenses and other current liabilities	$35,368	$25,613
Accrued Warranty Obligations
Accrued warranty obligations activity during the six months ended June 30, 2016 was as follows (in thousands):

Warranty liability at December 31, 2015	$932
Additions charged to operations	358
Deductions from liability	(502)
Warranty liability at June 30, 2016	$788
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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the six months ended June 30, 2016.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of June 30, 2016 (in thousands):

	Balance as of June 30, 2016	Level 1
Assets:
Cash equivalents
Money market funds	$35	$35
Total cash equivalents	$35	$35
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
Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its $120.0 million in 5.50% convertible senior notes due on June 15, 2020 (the “Convertible Notes”) (see Note 6). The Company carries its Convertible Notes at amortized cost. The debt and equity components of the Convertible Notes were measured using Level 3 inputs and are not measured on a recurring basis. The fair value of the liability component of the Convertible Notes, which approximated its carrying value on the valuation date due to the recent issuance of such Convertible Notes, was $86.7 million as of June 30, 2016.
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
The amount of borrowings that may be made under the Revolver is based on a borrowing base comprised of a specified percentage of eligible receivables. If, at any time during the term of the Revolver, the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $3.0 million available for letters of credit, $1.0 million of which was available for letters of credit at June 30, 2016.
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
There was no outstanding balance on the Revolver at June 30, 2016 or December 31, 2015. Based on the Company’s eligible receivables at June 30, 2016, the Company has available borrowings of approximately $7.8 million. As of June 30, 2016, the Company was in compliance with all financial covenants contained in the credit agreement.

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
The Convertible Notes consisted of the following at June 30, 2016 (in thousands):

Liability component:
Principal	$120,000
Less: unamortized debt discount and debt issuance costs	(33,316)
Net carrying amount	$86,684
Equity component	$38,305

The Company determined the expected life of the debt was equal to the five-year term of the Convertible Notes. The effective interest rate on the liability component was 17.36% for the six months ended June 30, 2016. The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest expense	$1,650	$367	$3,300	$367
Amortization of debt discount	1,980	440	3,960	440
Amortization of debt issuance costs	131	29	263	29
Total interest expense	$3,761	$836	$7,523	$836
7. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$55	$37	$107	$58
Research and development	212	187	461	402
Sales and marketing	213	143	423	183
General and administrative	776	816	1,331	1,330
Total	$1,256	$1,183	$2,322	$1,973

Stock Options
The following table summarizes the Company’s stock option activity:

Outstanding — December 31, 2014	3,064,880
Granted	6,656,737
Exercised	(273,005)
Canceled	(3,363,776)
Outstanding — December 31, 2015	6,084,836
Granted	1,051,550
Exercised	(9,568)
Canceled	(392,577)
Outstanding — June 30, 2016	6,734,241
Exercisable — June 30, 2016	1,554,152
At June 30, 2016, total unrecognized compensation expense related to stock options was $6.1 million, which is expected to be recognized over a weighted-average period of 3.04 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

Non-vested at December 31, 2014	1,628,179
Granted	1,042,659
Vested	(926,308)
Forfeited	(784,327)
Non-vested at December 31, 2015	960,203
Granted	2,914,000
Vested	(342,123)
Forfeited	(54,028)
Non-vested at June 30, 2016	3,478,052
At June 30, 2016, total unrecognized compensation expense related to RSUs was $5.4 million, which is expected to be recognized over a weighted-average period of 3.17 years.
Employee Stock Purchase Plan
During the three months ended June 30, 2016 and 2015, the Company recognized $0.1 million and $0.1 million, respectively, of stock-based compensation expense related to the employee stock purchase plan (the “ESPP”). During the six months ended June 30, 2016 and 2015, the Company recognized $0.2 million and $0.2 million, respectively, of stock-based compensation expense related to the ESPP.
8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s concentration of net revenues by geographic region based on shipping destination:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States and Canada	73.8%	96.3%	75.4%	96.2%
Latin America	0.1	0.7	0.2	0.7
Europe, Middle East, Africa and other	24.5	2.8	22.9	3.0
Asia and Australia	1.6	0.2	1.5	0.1
	100.0%	100.0%	100.0%	100.0%

Concentrations of Risk
Historically, a significant portion of the Company’s net revenues comes from a small number of customers. For the three months ended June 30, 2016, sales to the Company's largest customer accounted for 56.1% of net revenues. In the same period in 2015, sales to its two largest customers accounted for 56.5% and 12.0%, respectively, of net revenues. For the six months ended June 30, 2016 and 2015, sales to the Company’s largest customer accounted for 54.3% and 52.0%, respectively, of net revenues.
9. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Novatel Wireless, Inc. by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting of warrants, stock options and RSUs calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.
The calculation of basic and diluted EPS was as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributable to Novatel Wireless, Inc.	$(2,701)	$(9,220)	$(14,605)	$(17,046)
Weighted-average common shares outstanding	53,622,554	53,403,148	53,436,611	49,852,411
Basic and diluted net loss per share	$(0.05)	$(0.17)	$(0.27)	$(0.34)
For the three and six months ended June 30, 2016, the computation of diluted EPS excluded 12,098,923 shares related to warrants, stock options and RSUs as their effect would have been anti-dilutive. For the three and six months ended June 30, 2015, the computation of diluted EPS excluded 8,654,028 shares related to warrants, stock options and RSUs as their effect would have been anti-dilutive.
10. Commitments and Contingencies
Operating Leases
On June 10, 2016, the Company entered into a lease agreement for approximately 41,400 square feet in San Diego, CA to serve as the Company’s new corporate headquarters. The lease will commence on December 15, 2016 and has a term of approximately 36 months. The monthly rent expense for this lease agreement will be approximately $0.1 million.
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
11. Income Taxes
The Company’s effective income tax rate was 0.4% and (0.8)% for the three months ended June 30, 2016 and 2015, respectively, and (2.2)% and (0.6)% for the six months ended June 30, 2016 and 2015, respectively. The Company’s effective income tax rates are significantly lower than the statutory tax rate primarily due to an increase in the Company’s valuation allowance related to its U.S.-based deferred tax amounts, resulting from carryforward net operating losses generated during the three and six months ended June 30, 2016 and 2015.

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
12. Restructuring
In September 2013, the Company commenced certain restructuring initiatives including the closure of the Company’s development site in Calgary, Canada, and the consolidation of certain supply chain management activities (the “2013 Initiatives”). The 2013 Initiatives are expected to cost a total of approximately $6.6 million and be completed when the facility leases expire in December 2016.
In August 2015, the Company approved a restructuring initiative to better position the Company to operate in current market conditions and more closely align operating expenses with revenues, which included employee severance costs and facility exit related costs. In the fourth quarter of 2015, the Company commenced certain initiatives relating to the reorganization of executive level management, which included, among other actions, the replacement of the former Chief Executive Officer (collectively, the “2015 Initiatives”). The Company continued these initiatives in 2016 with a reduction-in-force and the completion of the closure of its facility in Richardson, TX. The 2015 Initiatives are expected to cost a total of approximately $4.6 million and be completed when the Richardson, TX lease expires in June 2020.
In April 2016, the Company commenced certain restructuring initiatives to consolidate the operations of Ctrack with those of the Company, including the closure of the Company’s manufacturing operations in Durban, South Africa resulting in a reduction-in-force.
In July 2016, subsequent to the balance sheet date, the Company commenced certain restructuring initiatives intended to improve its strategic focus on its most profitable business lines while de-prioritizing certain hardware-only product lines to non-carrier customers, including a reduction-in-force (collectively with the Durban facility closure, the “2016 Initiatives”). The 2016 Initiatives are expected to cost a total of approximately $0.7 million and be completed in September 2016.
The following table sets forth activity in the restructuring liability for the six months ended June 30, 2016 (in thousands):

	Balance at December 31, 2015	Costs Incurred	Payments	Non-cash	Translation Adjustment	Balance at June 30, 2016	Cumulative Costs Incurred to Date
2013 Initiatives
Employee Severance Costs	$—	$—	$—	$—	$—	$—	$3,986
Facility Exit Related Costs	72	4	(39)	—	—	37	2,629

2015 Initiatives
Employee Severance Costs	1,330	538	(1,083)	—	14	799	4,129
Facility Exit Related Costs	328	122	(164)	159	—	445	503

2016 Initiatives
Employee Severance Costs	—	227	(227)	—	—	—	227
Total	$1,730	$891	$(1,513)	$159	$14	$1,281	$11,474
The balance of the restructuring liability at June 30, 2016 consists of approximately $0.9 million in current liabilities and $0.4 million in long-term liabilities.

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
Business Overview
We are a leader in the design and development of products and solutions that simplify IoT, delivering innovative hardware and cloud-based, software-as-a-service (“SaaS”) services to carriers, distributors, retailers, original equipment manufacturers and vertical markets worldwide. Our products and solutions provide anywhere, anytime communications and analytics for consumers and businesses of all sizes, with approximately 557,000 global subscribers, including 174,000 subscribers within the fleet management vertical of telematics.
We have invented and reinvented ways in which the world stays connected and accesses information. With multiple first-to-market innovations, a strong and growing portfolio of hardware and software innovations for IoT, we have been advancing technology and driving industry transformation for over 20 years. We invented and patented the award-winning global MiFi® brand of mobile hotspots and MiFi technology platform for IoT. It is this proven expertise and commitment to quality and innovation that make us the preferred global partner of operators, distributors, system integrators, businesses and consumers.
Our Sources of Revenue
SaaS, Software and Services
Through our acquisitions of DigiCore in October 2015 and of FW in March 2015, our product portfolio was further expanded to include additional product offerings for fleet and vehicle telematics, stolen vehicle recovery, usage-based insurance, IoT integration services and solutions, and applications software and SaaS services. Our SaaS delivery platforms include Ctrack® platforms, which provide asset, fleet, vehicle, and SaaS telematics, and FW's Crossroads, which provides easy IoT device management and service enablement. We sell our SaaS, software and services solutions through our direct sales force and through distributors.
Ctrack specializes in the research, design, development, manufacturing, sales and support of technologically advanced solutions for the vehicle tracking, fleet management and insurance telematics verticals for an international client base. With more than 30 years of innovation, technical and implementation experience, Ctrack provides advanced machine-to-machine communication and telematics solutions that add value to its global base of customers with mobile assets. Ctrack’s operations span over more than 50 countries on six continents with approximately 900 employees and 389,000 subscribers. Through successful global acquisitions and by identifying strong and capable distributors, Ctrack has been able to establish a strong presence in high-growth, low-penetration, developed markets such as the United Kingdom, Netherlands and Australia, and emerging markets such as Asia, Africa and Latin America.
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
Merger, Acquisition and Divestiture Activities
Acquisitions
DigiCore Holdings Limited (DBA Ctrack)
On June 18, 2015, we entered into a transaction implementation agreement (the “TIA”) with DigiCore. Pursuant to the terms of the TIA, we acquired 100% of the issued and outstanding ordinary shares of DigiCore for 4.40 South African Rand per ordinary share outstanding.
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
R.E.R. Enterprises, Inc. (DBA Feeney Wireless)
On March 27, 2015, the Company entered into an asset purchase agreement (“APA”) with FW to acquire all of the issued and outstanding shares of FW. The total consideration was approximately $24.8 million and included a cash payment at closing of approximately $9.3 million, including $1.5 million which was placed into an escrow fund to serve as partial security for the indemnification obligations of RER and its former shareholders, the Company’s assumption of $0.5 million in certain transaction-related expenses incurred by FW, and the future issuance of shares of our common stock valued at $15.0 million to RER's former shareholders, which would have been payable in March 2016.
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
On January 5, 2016, the Company and RER amended certain payment terms of the APA related to the Company’s acquisition of RER (the “RER Amendment”). Under the RER Amendment, the $1.5 million placed into escrow on the date of acquisition was released to RER and its former shareholders on January 8, 2016, and the $15.0 million that was payable in shares of our common stock in March 2016 will now be paid in five cash installments over a four-year period, beginning in March 2016. Under the RER Amendment, the Earn-Out Arrangement has been amended as follows: (a) any amount earned under the Earn-Out Arrangement for the achievement of financial targets for the year ended December 31, 2015 will now be paid in five cash installments over a four-year period, beginning in March 2016 and (b) in replacement of the potential earn-out contingent upon FW’s achievement of certain financial targets for the years ended December 31, 2016 and 2017, we will issue to the former shareholders of RER approximately 2.9 million shares of our common stock in three equal installments over a three-year period, beginning in March 2017, contingent upon FW’s retention of certain key personnel. Consideration due to former shareholders of RER under the Earn-Out Arrangement is treated as compensation expense during the service period earned.
We recognized approximately $0.8 million in expense during the six months ended June 30, 2016 in connection with the potential payment, in the form of shares of our common stock, due to the former shareholders of RER, contingent upon FW’s retention of certain key personnel. As of June 30, 2016, the total amount earned pursuant to the Earn-Out Arrangement was $6.9 million, $6.1 million of which remained outstanding and is included in accrued expenses and other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets.
Divestiture
On April 11, 2016, we signed a definitive asset purchase agreement with Telit Technologies (Cyprus) Limited and Telit Wireless Solutions, Inc. (collectively, “Telit”) pursuant to which we sold, and Telit acquired, certain hardware modules and related assets for an initial purchase price of $11.0 million in cash, which includes $9.0 million that was paid to us on the closing date of the transaction, $1.0 million that will be paid to us in equal quarterly installments over a two-year period in connection with the provision by us of certain transition services and $1.0 million that will be paid to us following the satisfaction of certain conditions by us, including the assignment of specified contracts and the delivery of certain certifications and approvals. We also have the potential to receive an additional cash payment of approximately $3.8 million from Telit related to their purchase of module product inventory from us, $1.0 million of which will be paid to us in equal quarterly installments over the two-year period following the closing date in connection with the provision by us of certain transition services. In addition to the above, we may be entitled to receive a subsequent earn-out payment following the closing of the transaction if certain conditions are met.
During the three months ended June 30, 2016, we received approximately $9.3 million in cash and recognized a gain of approximately $6.9 million in connection with the fulfillment of certain obligations pursuant to the agreement, which is included in other income (expense), net, in the unaudited condensed consolidated statements of operations. We also recorded a liability for the fair value of the obligations that have yet to be fulfilled by us, which was $3.7 million as of June 30, 2016 and is included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets, and a receivable for the remainder of the cash to be received from Telit pursuant to the agreement, which was $5.4 million as of June 30, 2016 and is included in other assets and prepaid expenses and other in the unaudited condensed consolidated balance sheets.
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
We anticipate introducing additional products during the next twelve months, including 4G broadband-access products, SaaS telematics solutions and additional service offerings. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like QUALCOMM Incorporated, Verizon Wireless, AT&T, Sprint and major software vendors. Through strategic relationships, we have been able to maintain market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.

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
Research and development is at the core of our ability to produce innovative, leading-edge products. These expenses consist primarily of engineers and technicians who design and test our highly complex products and the procurement of testing and certification services. We expect to continue to incur these expenses in future periods prior to recognizing net revenues from sales of these products.
Sales and marketing expenses consist primarily of our sales force and product-marketing professionals. In order to maintain strong sales relationships, we provide co-marketing, trade show support, product training and demo units for merchandising. We are also engaged in a wide variety of activities, such as awareness and lead generation programs as well as product marketing. Other marketing initiatives include public relations, seminars and co-branding with partners.
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
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2015 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to accounting principles generally accepted in the U.S. (“GAAP”).

Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net revenues. Net revenues for the three months ended June 30, 2016 were $62.8 million, an increase of $11.1 million, or 21.6%, compared to the same period in 2015.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
	2016	2015	$	%
Product Category
Hardware	$49,145	$49,272	$(127)	(0.3)%
SaaS, Software and Services	13,666	2,395	11,271	470.6%
Total	$62,811	$51,667	$11,144	21.6%
Hardware. The decrease in hardware net revenues is primarily a result of the divestiture of certain hardware modules to Telit, partially offset by the acquisition of Ctrack with its hardware net revenues.
SaaS, software and services. The increase in SaaS, software and services net revenues is primarily a result of our acquisition of Ctrack with its subscription-based solutions.
Cost of net revenues. Cost of net revenues for the three months ended June 30, 2016 was $39.6 million, or 63.0% of net revenues, as compared to $36.3 million, or 70.3% of net revenues for the same period in 2015.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
	2016	2015	$	%
Product Category
Hardware	$35,758	$35,775	$(17)	—%
SaaS, software and services	3,815	569	3,246	570.5%
Total	$39,573	$36,344	$3,229	8.9%
Hardware. The decrease in hardware cost of net revenues is primarily a result of the divestiture of certain hardware modules to Telit, partially offset by the acquisition of Ctrack with its hardware net revenues.
SaaS, software and services. The increase in SaaS, software and services cost of net revenues is primarily a result of our acquisition of Ctrack and the associated increase in SaaS, software and services net revenues.
Gross profit. Gross profit for the three months ended June 30, 2016 was $23.2 million, or a gross margin of 37.0%, compared to $15.3 million, or a gross margin of 29.7% for the same period in 2015. The increase in gross profit was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. The increase in gross margin was primarily a result of the diversification of the revenue base toward the more highly profitable SaaS, software and services business.
Research and development expenses. Research and development expenses for the three months ended June 30, 2016 were $8.3 million, or 13.2% of net revenues, compared to $9.7 million, or 18.8% of net revenues, for the same period in 2015. The decrease was primarily due to reduction of headcount and associated expenses as we rationalized our product portfolio to focus on the more profitable products, partially offset by our acquisition of Ctrack with their associated research and development expenses.
Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2016 were $8.4 million, or 13.3% of net revenues, compared to $4.2 million, or 8.2% of net revenues, for the same period in 2015. The increase was primarily a result of the acquisition of Ctrack, partially offset by our cost containment initiatives.
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2016 were $10.0 million, or 15.9% of net revenues, compared to $9.0 million, or 17.4% of net revenues, for the same period in 2015.

The increase was primarily a result of the acquisition of Ctrack, partially offset by our reduced acquisition-related expenses and cost containment initiatives.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended June 30, 2016 and 2015 was $1.0 million and $0.7 million, respectively. Amortization of purchased intangible assets for the three months ended June 30, 2016 includes the amortization of intangible assets purchased through the acquisitions of Ctrack and FW. Amortization of purchased intangible assets for the three months ended June 30, 2015 includes the amortization of intangible assets purchased through the acquisition of FW.
Restructuring charges. Restructuring expenses for the three months ended June 30, 2016 were $0.3 million and primarily consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs. There were no restructuring charges during the three months ended June 30, 2015.
Interest expense, net. Interest expense, net, for the three months ended June 30, 2016 was $3.9 million compared to $0.8 million for the same period in 2015. The increase in interest expense is primarily a result of the interest expense related to the 5.50% convertible senior notes due on June 15, 2020 that we issued in June 2015 (the “Convertible Notes”), which includes the amortization of the debt discount and debt issuance costs.
Other income (expense), net. Other income, net, for the three months ended June 30, 2016 was $5.8 million, compared to other expense, net of $0.1 million for the same period in 2015. The increase in other income is a result of our sale of certain hardware modules and other related assets to Telit, partially offset by an unrealized foreign currency loss on an outstanding intercompany loan that Ctrack has with one of its wholly-owned subsidiaries, which is re-measured at each reporting period, and the effect of exchange rates on cash and cash equivalents during the period.
Income tax provision (benefit). Income tax benefit for the three months ended June 30, 2016 was $10,000 as compared to an income tax provision of $0.1 million for the same period in 2015. The decrease in income tax provision is primarily due to a decrease in our valuation allowance related to the purchase accounting for certain intangible assets, partially offset by an increase in income tax provision due to certain of our profitable subsidiaries in foreign jurisdictions.
Net income attributable to noncontrolling interests. For the three months ended June 30, 2016, net income attributable to noncontrolling interests was $8,000. We did not have any noncontrolling interests during the three months ended June 30, 2015.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net revenues. Net revenues for the six months ended June 30, 2016 were $129.8 million, an increase of $24.6 million, or 23.4%, compared to the same period in 2015.
The following table summarizes net revenues by our two product categories (in thousands):

	Six Months Ended June 30,		Change
	2016	2015	$	%
Product Category
Hardware	$103,306	$102,283	$1,023	1.0%
SaaS, software and services	26,449	2,878	23,571	819.0%
Total	$129,755	$105,161	$24,594	23.4%
Hardware. The increase in hardware net revenues is primarily a result of the acquisitions of Ctrack and FW, partially offset by the sale of certain hardware modules to Telit and the ongoing focus on our most profitable products.
SaaS, software and services. The increase in SaaS, software and services net revenues is primarily a result of our acquisitions of Ctrack and FW.

Cost of net revenues. Cost of net revenues for the six months ended June 30, 2016 was $85.3 million, an increase of $8.1 million, or 10.5%, compared to $77.2 million for the same period in 2015.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Six Months Ended June 30,		Change
	2016	2015	$	%
Product Category
Hardware	$76,627	$76,598	$29	—%
SaaS, software and services	8,707	606	8,101	1,336.8%
Total	$85,334	$77,204	$8,130	10.5%
Hardware. The increase in hardware cost of net revenues is primarily a result of the acquisitions of Ctrack and FW, partially offset by the sale of certain hardware modules to Telit.
SaaS, software and services. The increase in SaaS, software and services cost of net revenues is primarily a result of our acquisitions of Ctrack and FW and the associated increase in SaaS, software and services net revenues.
Gross profit. Gross profit for the six months ended June 30, 2016 was $44.4 million, or a gross margin of 34.2%, compared to $28.0 million, or a gross margin of 26.6%, for the same period in 2015. The increase in gross profit was primarily a result of the changes in net revenues and cost of net revenues as discussed above. The increase in gross margin was primarily a result of the diversification of the revenue base toward more highly profitable SaaS, software and services business.
Research and development expenses. Research and development expenses for the six months ended June 30, 2016 were $16.3 million, or 12.6% of net revenues, compared to $20.4 million, or 19.4% of net revenues, for the same period in 2015. The decrease was primarily due to reduction of headcount and associated expenses as we rationalized our product portfolio as well as the lack of a retention bonus that was paid in 2015, partially offset by our acquisitions of Ctrack and FW with their associated research and development expenses.
Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2016 were $16.1 million, or 12.4% of net revenues, compared to $8.5 million, or 8.0% of net revenues, for the same period in 2015. The increase was primarily a result of the acquisitions of Ctrack and FW, partially offset by our cost containment initiatives and the lack of a retention bonus that was paid in 2015.
General and administrative expenses. General and administrative expenses for the six months ended June 30, 2016 were $20.2 million, or 15.6% of net revenues, compared to $14.4 million, or 13.6% of net revenues, for the same period in 2015. General and administrative expenses increased for the six months ended June 30, 2016 primarily a result of the acquisitions of Ctrack and FW, partially offset by our cost containment initiatives and the lack of a retention bonus that was paid in 2015.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the six months ended June 30, 2016 and 2015 was $1.9 million and $0.8 million, respectively. Amortization of purchased intangible assets for the six months ended June 30, 2016 includes the amortization of intangible assets purchased through the acquisitions of Ctrack and FW. Amortization of purchased intangible assets for the six months ended June 30, 2015 includes the amortization of intangible assets purchased through the acquisition of FW for the period following the March 27, 2015 date of acquisition through June 30, 2015.
Restructuring charges. Restructuring expenses for the six months ended June 30, 2016 were $0.9 million and predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs. During the six months ended June 30, 2015, we recorded a reduction of $0.2 million in restructuring charges, primarily related to a re-evaluation of our expected remaining restructuring accrual for severance and facility exit related costs.
Interest expense, net. Interest expense, net for the six months ended June 30, 2016 was $7.8 million, compared to $0.9 million for the same period in 2015. The increase in interest expense is primarily a result of the interest expense related to the Convertible Notes that we issued in June 2015, which includes the amortization of the debt discount and debt issuance costs.
Other income (expense), net. Other income, net, for the six months ended June 30, 2016 was $4.5 million, compared to other expense, net of $0.1 million for the same period in 2015. The increase in other income is a result of our sale of certain hardware modules and other related assets to Telit, partially offset by an unrealized foreign currency loss on an outstanding intercompany loan that Ctrack has with one of its wholly-owned subsidiaries, which is re-measured at each reporting period, and the effect of exchange rates on cash and cash equivalents during the period.
Income tax provision (benefit). Income tax provision for the six months ended June 30, 2016 was $0.3 million as compared to $0.1 million for the same period in 2015. The increase in income tax provision is primarily due to certain of our profitable subsidiaries in foreign jurisdictions, partially offset by a decrease in income tax provision primarily due to a decrease in our valuation allowance related to the purchase accounting for certain intangible assets.
Net income attributable to noncontrolling interests. For the six months ended June 30, 2016, net income attributable to noncontrolling interests was $13,000. We did not have any noncontrolling interests during the six months ended June 30, 2015.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations.
Revolving Credit Facility
On October 31, 2014, we entered into a senior secured revolving credit facility in the amount of $25.0 million with Wells Fargo Bank, National Association (the “Revolver”). On November 17, 2015, the Revolver was amended to increase the maximum borrowing capacity to $48.0 million. The amount of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of a specified percentage of eligible receivables. If, at any time during the term of the Revolver, the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, we would be required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $3.0 million available for letters of credit, $1.0 million of which was available for letters of credit at June 30, 2016. As of June 30, 2016, there was no outstanding balance on the Revolver. Based on our eligible receivables at June 30, 2016, we have available borrowings of approximately $7.8 million.
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
RER Amendment
Pursuant to the RER Amendment, we are obligated to pay a total of $15.0 million in five cash installments over a four-year period, beginning in March 2016. We are also obligated to pay a total of approximately $6.1 million in cash over a four-year period, beginning in March 2016, related to the Earn-Out Arrangement. We believe that our cash and cash equivalents and our availability under the Revolver, together with anticipated cash flows from operations, will be sufficient to meet these obligations.
Historical Cash Flows
The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(768)	$(19,180)
Net cash provided by (used in) investing activities	6,919	(98,174)
Net cash provided by (used in) financing activities	(188)	117,628
Effect of exchange rates on cash and cash equivalents	8	(214)
Net increase in cash and cash equivalents	5,971	60
Cash and cash equivalents, beginning of period	12,570	17,853
Cash and cash equivalents, end of period	$18,541	$17,913

Operating activities. Net cash used in operating activities was $0.8 million for the six months ended June 30, 2016 compared to $19.2 million for the same period in 2015. Net cash used in operating activities for the six months ended June 30, 2016 was primarily attributable to the net loss in the period, a gain on the divestiture of certain hardware modules and related assets, and a decrease in accounts payable, partially offset by a decrease in accounts receivable and inventory and the non-cash charges for depreciation and amortization, including the amortization of the acquisition-related inventory step up and debt discount and debt issuance costs, the provision for excess and obsolete inventory and share-based compensation expense. Net cash used in operating activities for the six months ended June 30, 2015 was primarily attributable to the net loss in the period along with the decrease in accounts payable and increase in accounts receivable, partially offset by the non-cash charges for depreciation and amortization, including the amortization of the acquisition-related inventory step up and debt discount and debt issuance costs, and share-based compensation expense.
Investing activities. Net cash provided by investing activities during the six months ended June 30, 2016 was $6.9 million compared to $98.2 million used in investing activities for the same period in 2015. Cash provided by investing activities during the six months ended June 30, 2016 was primarily related to the sale of certain hardware modules and related assets as well as the sale of certain short-term investments, partially offset by the capitalization of certain costs related to the research and development of software to be sold in our solutions. Cash used in investing activities during the six months ended June 30, 2015 was primarily related to our acquisition of FW and our then-pending acquisition of Ctrack.
Financing activities. Net cash used in financing activities during the six months ended June 30, 2016 was $0.2 million, compared to net cash provided by financing activities of $117.6 million for the same period in 2015. Net cash used in financing activities during the six months ended June 30, 2016 was primarily related to payments on capital lease obligations, partially offset by proceeds from the May 2016 purchases under our employee stock purchase plan. Net cash provided by financing activities during the six months ended June 30, 2015 was primarily related to proceeds received from the issuance of the Convertible Notes and exercise of a warrant, partially offset by the repayment on the Revolver, the payment of issuance costs related to the Convertible Notes and the payoff of the FW assumed liabilities.
Other Liquidity Needs
As of June 30, 2016, we had available cash and cash equivalents totaling $18.5 million and working capital of $35.4 million. We also had availability for borrowings under the Revolver. Borrowings under this facility are secured by a first priority lien on substantially all of our assets and the assets of certain of our subsidiaries, subject to certain exceptions and permitted liens. At June 30, 2016, there was no outstanding balance on the Revolver. Based on our eligible receivables at June 30, 2016, we have available borrowings of approximately $7.8 million. In addition, in the second quarter of 2016, the Company received approximately $9.3 million related to the closing of the asset purchase agreement with Telit, a portion of which was used to repay the outstanding balance on the Revolver.
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
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except for the lease discussed below.

On June 10, 2016, we entered into a lease agreement for approximately 41,400 square feet in San Diego, CA to serve as the Company’s new corporate headquarters. The lease will commence on December 15, 2016 and has a term of approximately 36 months. The monthly rent expense for this lease agreement will be approximately $0.1 million.
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
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.4*
Asset Purchase Agreement, dated April 11, 2016, by and among Novatel Wireless Inc. and Telit Technologies (Cyprus) Limited and Telit Wireless Solutions, Inc. (incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q, filed May 10, 2016).

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

3.4
Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 10, 2015).

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

3.7
Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003, filed March 31, 2004).

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

101**
The following financial statements and footnotes from the Novatel Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

Exhibit Number	Description

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

Date: August 5, 2016	Novatel Wireless, Inc.

	By:	/s/ SUE SWENSON
Sue Swenson
Chief Executive Officer

By:	/s/ MICHAEL NEWMAN
Michael Newman
Chief Financial Officer