Form 10-Q
period 2016-09-30
NOVATEL WIRELESS INC
filed 2016-11-07
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒
The number of shares of the registrant’s common stock outstanding as of November 2, 2016 was 53,955,341.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,165	$12,570
Accounts receivable, net of allowance for doubtful accounts of $812 at September 30, 2016 and $601 at December 31, 2015	27,497	35,263
Short-term investments	—	1,267
Inventories	39,970	55,837
Prepaid expenses and other	12,390	6,039
Total current assets	97,022	110,976
Property, plant and equipment, net of accumulated depreciation of $65,154 at September 30, 2016 and $62,832 at December 31, 2015	7,820	8,812
Rental assets, net of accumulated depreciation of $2,057 at September 30, 2016 and $1,034 at December 31, 2015	6,582	6,155
Intangible assets, net of accumulated amortization of $22,802 at September 30, 2016 and $17,380 at December 31, 2015	41,007	43,089
Goodwill	33,117	29,520
Other assets	36	201
Total assets	$185,584	$198,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,397	$35,286
Accrued expenses and other current liabilities	37,091	25,613
DigiCore bank facilities	2,702	3,313
Total current liabilities	72,190	64,212
Long-term liabilities:
Convertible senior notes, net	88,796	82,461
Revolving credit facility	—	—
Deferred tax liabilities, net	3,453	3,475
Other long-term liabilities	13,386	18,142
Total liabilities	177,825	168,290
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 2,000,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively, 53,929,603 and 53,165,024 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	54	53
Additional paid-in capital	506,141	502,337
Accumulated other comprehensive loss	(1,868)	(8,507)
Accumulated deficit	(496,623)	(463,451)
Total stockholders’ equity attributable to Novatel Wireless, Inc.	7,704	30,432
Noncontrolling interests	55	31
Total stockholders’ equity	7,759	30,463
Total liabilities and stockholders’ equity	$185,584	$198,753
See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues:
Hardware	$46,096	$52,049	$149,402	$154,332
SaaS, software and services	14,785	2,219	41,234	5,097
Total net revenues	60,881	54,268	190,636	159,429
Cost of net revenues:
Hardware	32,768	39,155	109,395	115,753
SaaS, software and services	5,189	645	13,896	1,251
Total cost of net revenues	37,957	39,800	123,291	117,004
Gross profit	22,924	14,468	67,345	42,425
Operating costs and expenses:
Research and development	7,942	7,687	24,248	28,135
Sales and marketing	7,953	3,948	24,062	12,403
General and administrative	14,551	9,110	34,744	23,462
Amortization of purchased intangible assets	1,008	273	2,912	1,096
Impairment of purchased intangible assets	2,594	—	2,594	—
Restructuring charges, net of recoveries	794	953	1,685	789
Total operating costs and expenses	34,842	21,971	90,245	65,885
Operating loss	(11,918)	(7,503)	(22,900)	(23,460)
Other income (expense):
Non-cash change in acquisition-related escrow	—	(10,533)	—	(10,317)
Interest expense, net	(3,877)	(2,407)	(11,712)	(3,319)
Other income (expense), net	(3,560)	(359)	986	(658)
Loss before income taxes	(19,355)	(20,802)	(33,626)	(37,754)
Income tax provision (benefit)	(799)	45	(478)	139
Net loss	(18,556)	(20,847)	(33,148)	(37,893)
Less: Net income attributable to noncontrolling interests	(11)	—	(24)	—
Net loss attributable to Novatel Wireless, Inc.	$(18,567)	$(20,847)	$(33,172)	$(37,893)
Per share data:
Net loss per share:
Basic and diluted	$(0.34)	$(0.38)	$(0.62)	$(0.73)
Weighted-average shares used in computation of net loss per share:
Basic and diluted	53,876,795	55,180,537	53,584,410	51,647,970

See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(18,556)	$(20,847)	$(33,148)	$(37,893)
Foreign currency translation adjustment	4,044	—	6,639	—
Total comprehensive loss	$(14,512)	$(20,847)	$(26,509)	$(37,893)

See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(33,148)	$(37,893)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,836	4,484
Amortization of acquisition-related inventory step-up	1,829	765
Provision for bad debts, net of recoveries	96	62
Provision for excess and obsolete inventory	2,580	810
Share-based compensation expense	3,437	3,227
Amortization of debt discount and debt issuance costs	6,335	2,581
Gain on divestiture and sale of other assets, net of loss on disposal of assets	(4,290)	—
Loss on impairment of purchased intangible assets	2,594	—
Non-cash change in acquisition-related escrow	—	10,317
Deferred income taxes	(735)	—
Non-cash earn-out compensation expense	2,109	—
Unrealized foreign currency transaction loss, net	3,038	—
Other	183	—
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	9,881	(6,664)
Inventories	3,757	6,039
Prepaid expenses and other assets	(6,186)	(574)
Accounts payable	(7,077)	(13,868)
Accrued expenses, income taxes, and other	4,812	4,417
Net cash provided by (used in) operating activities	51	(26,297)
Cash flows from investing activities:
Acquisition-related escrow	—	(88,274)
Acquisitions, net of cash acquired	(3,750)	(9,063)
Purchases of property, plant and equipment	(875)	(996)
Proceeds from the sale of property, plant and equipment	392	—
Proceeds from the sale of divested assets	11,300	—
Proceeds from the sale of short-term investments	1,210	—
Purchases of intangible assets and additions to capitalized software costs	(2,092)	(224)
Net cash provided by (used in) investing activities	6,185	(98,557)
Cash flows from financing activities:
Gross proceeds from the issuance of convertible senior notes	—	120,000
Payment of issuance costs related to convertible senior notes	—	(3,540)
Proceeds from the exercise of warrant to purchase common stock	—	8,644
Net repayments of DigiCore bank facilities	(965)	—
Net repayments of revolving credit facility	—	(5,158)
Payoff of acquisition-related assumed liabilities	—	(2,633)
Principal payments under capital lease obligations	(722)	—
Principal payments on mortgage bond	(175)	—
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	368	257
Net cash provided by (used in) financing activities	(1,494)	117,570
Effect of exchange rates on cash and cash equivalents	(147)	(350)
Net increase (decrease) in cash and cash equivalents	4,595	(7,634)
Cash and cash equivalents, beginning of period	12,570	17,853
Cash and cash equivalents, end of period	$17,165	$10,219
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,712	$110
Income taxes	$92	$123
See accompanying notes to unaudited condensed consolidated financial statements.

NOVATEL WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The information contained herein has been prepared by Novatel Wireless, Inc. (the “Company”) in accordance with the rules of the Securities and Exchange Commission. The information at September 30, 2016 and the results of the Company’s operations for the three and nine months ended September 30, 2016 and 2015 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
For the three months ended September 30, 2016 and 2015, the Company incurred a net loss of $18.6 million and $20.8 million, respectively. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on its ability to achieve its intended business objectives. These additional reductions in expenditures, if required, could have an adverse impact on the Company’s ability to achieve certain of its business objectives. The Company’s management believes that its cash and cash equivalents and availability under its senior secured revolving credit facility, together with anticipated cash flows from operations, will be sufficient to meet its working capital needs for the next twelve months and the foreseeable future.
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
In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this guidance.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which affects entities that issue share-based payment awards to their employees. The guidance is designed to identify areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact of this guidance.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. The new standard will require revenue recognized to represent the transfer of promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services.  The standard also requires new, expanded disclosures regarding revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date, which deferred the effective date of adoption of ASU 2014-09 to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted but not before the original effective date of December 15, 2016. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies aspects of ASU 2014-09 pertaining to the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. There are two adoption methods available for implementation of this guidance. Under one method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, the guidance is applied only to the most current period presented, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. The Company is currently evaluating the adoption methods and assessing the impact of this guidance.

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
The Company recognized approximately $1.3 million and $2.1 million in expense during the three and nine months ended September 30, 2016, respectively, in connection with the potential payment, in the form of shares of the Company’s common stock to the former shareholders of RER, which is contingent upon FW’s retention of certain key personnel. As of September 30, 2016, the total amount earned pursuant to the Earn-Out Arrangement was $8.2 million, $6.7 million of which remained outstanding as of September 30, 2016 and is included in accrued expenses and other current liabilities and in other long-term liabilities in the unaudited condensed consolidated balance sheets.
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
During the three months ended September 30, 2016, the Company recorded an impairment loss related to the developed technologies acquired in connection with the FW acquisition (see Note 4).
Pro Forma Summary
The unaudited consolidated pro forma results for the three and nine months ended September 30, 2016 and 2015 are set forth in the table below (in thousands). These pro forma consolidated results combine the results of operations of the Company, Ctrack and FW as though Ctrack and FW had been acquired as of January 1, 2015 and include amortization charges for the acquired intangibles for both acquisitions and interest expense related to the Company’s borrowings to finance the Ctrack acquisition. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$60,881	$70,390	$190,636	$214,172
Net loss	$(18,556)	$(14,824)	$(33,148)	$(35,142)

Divestitures
Hardware Modules and Related Assets
On April 11, 2016, the Company signed a definitive asset purchase agreement with Telit Technologies (Cyprus) Limited and Telit Wireless Solutions, Inc. (collectively, “Telit”) pursuant to which the Company sold, and Telit acquired, certain hardware modules and related assets for an initial purchase price of $11.0 million in cash, which included $9.0 million that was paid to the Company on the closing date of the transaction, $1.0 million that would be paid to the Company in equal quarterly installments over a two-year period in connection with the provision by the Company of certain transition services and $1.0 million that would be paid to the Company following the satisfaction of certain conditions by the Company, including the assignment of specified contracts and the delivery of certain certifications and approvals. The Company also had the potential to receive an additional cash payment of approximately $3.8 million from Telit related to their purchase of module product inventory from the Company, $1.0 million of which would be paid to the Company in equal quarterly installments over the two-year period following the closing date in connection with the provision by the Company of certain transition services. In addition to the above, the Company may have been entitled to receive a subsequent earn-out payment following the closing of the transaction if certain conditions were met.
On September 29, 2016, the Company entered into a Final Resolution Letter Agreement (the “Final Resolution”) with Telit. Per the Final Resolution, Telit agreed to pay the Company $2.1 million in full satisfaction of their payment obligations under certain sections of the original purchase agreement, including all installment payments, and the Company agreed to ship the remainder of the hardware modules and related assets as soon as practicable. Under the Final Resolution, the aggregate purchase consideration totaled $11.7 million, which consisted of $11.3 million in cash and $0.4 million in net settled Company liabilities.
During the nine months ended September 30, 2016, the Company recognized a gain of approximately $4.5 million in connection with the fulfillment of certain obligations pursuant to the asset purchase agreement, as amended, which is included in other income (expense), net, in the unaudited condensed consolidated statements of operations. During the three months ended September 30, 2016, the Company recognized a decrease of approximately $2.4 million in the $6.9 million gain that it had recognized during the six months ended June 30, 2016, as a result of the Final Resolution, which is included in other income (expense), net, in the unaudited condensed consolidated statements of operations. As of September 30, 2016, the Company recorded a liability of $1.5 million for the fair value of the remaining hardware and related assets due to Telit, which is included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.
Mobile Broadband Business
On September 21, 2016, the Company, Vanilla Technologies, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Newco”), T.C.L. Industries Holdings (H.K.) Limited, a Hong Kong limited liability company (“TCL”), and Jade Ocean Global Limited, a British Virgin Islands business company (the “Purchaser” and, together with TCL, the “Purchasers”), entered into a Stock Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Purchaser will acquire the Company’s mobile broadband business, which includes its MiFi branded hotspots and USB modem product lines, and related liabilities (the “MiFi Business”) for cash consideration of $50.0 million, subject to potential adjustment based on the Company’s working capital as of the closing date (such acquisition of the MiFi Business being referred to herein as the “Sale”).
In connection with the proposed Sale, the Company intends to implement a reorganization (the “Reorganization”), which will result in Newco owning all of the capital stock of the Company. In connection with the Reorganization, (i) the Company will contribute to Newco all of its assets and liabilities (other than the MiFi Business), including its equity interests in DigiCore, FW, Novatel Wireless Solutions, Inc., Enfora Comercio de Eletronicos LTDA and each of their direct and indirect subsidiaries; and (ii) Vanilla Merger Sub, Inc., a newly formed Delaware corporation and direct, wholly owned subsidiary of Newco and an indirect, wholly owned subsidiary of the Company, will merge with and into the Company, with the Company surviving as a direct, wholly owned subsidiary of Newco (the “Merger”). As a result of and upon the effective time of the Merger, each share of the Company common stock issued and outstanding immediately prior to the effective time of the Merger will automatically convert into an equivalent corresponding share of Newco common stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of the Company common stock being converted. Accordingly, upon consummation of the Merger, the Company’s current stockholders will become stockholders of Newco. Effective November 9, 2016, Newco will be named Inseego Corp. and will trade on the NASDAQ Global Select Market under the ticker symbol “INSG.”
The Sale will be structured as a purchase by Purchaser of all of the issued and outstanding shares of common stock of the Company, which shares will be solely owned by Newco immediately prior to the consummation of the Sale as a result of the

Reorganization. The consummation of the Sale is subject to the completion of the Reorganization and is expected to occur in the first quarter of 2017.
In addition, the consummation of the Sale is subject to certain other conditions, including, but not limited to, (i) the approval of the Sale by the stockholders of Newco following the Reorganization, (ii) the Company no longer being a borrower under the Indenture, dated June 10, 2015, governing its 5.50% Senior Convertible Notes due 2020 (the “Convertible Notes”), (iii) obtaining approval of the transaction from the Committee on Foreign Investment in the United States, (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties of each of the parties to the Purchase Agreement, and (v) the compliance in all material respects by the parties with the covenants contained in the Purchase Agreement.
3. Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Finished goods	$30,095	$47,094
Raw materials and components	9,875	8,743
Total inventories	$39,970	$55,837
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Royalties	$4,125	$2,740
Payroll and related expenses	6,705	4,406
Warranty obligations	516	932
Market development funds and price protection	2,544	2,805
Professional fees	2,152	1,060
Accrued interest	1,925	274
Deferred revenue	2,168	1,836
Restructuring	829	1,044
Acquisition-related liabilities	7,384	5,274
Divestiture-related liabilities	1,537	—
Other	7,206	5,242
Total accrued expenses and other current liabilities	$37,091	$25,613
Accrued Warranty Obligations
Accrued warranty obligations activity during the nine months ended September 30, 2016 was as follows (in thousands):

Warranty liability at December 31, 2015	$932
Additions charged to operations	351
Deductions from liability	(767)
Warranty liability at September 30, 2016	$516
4. Intangible Assets
The balances in goodwill and intangible assets were primarily a result of the Company’s acquisitions of Ctrack, FW and Enfora, Inc. See Note 4, Intangible Assets, in the Company's 2015 Annual Report on Form 10-K for a discussion of the components of goodwill and additional information regarding intangible assets.
In September 2016, the Company completed all in-process research and development projects and reclassified them to developed technologies. These developed technologies will be amortized over a useful life of six years.

During the three and nine months ended September 30, 2016, the Company recorded an impairment loss primarily related to developed technologies acquired in connection with the FW acquisition of approximately $2.6 million.
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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the nine months ended September 30, 2016.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of September 30, 2016 (in thousands):

	Balance as of September 30, 2016	Level 1
Assets:
Cash equivalents
Money market funds	$35	$35
Total cash equivalents	$35	$35
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
Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its $120.0 million in Convertible Notes (see Note 6). The Company carries its Convertible Notes at amortized cost. The debt and equity components of the Convertible Notes were measured using Level 3 inputs and are not measured on a recurring basis. The fair value of the liability component of the Convertible Notes, which approximated its carrying value on the valuation date due to the recent issuance of such Convertible Notes, was $88.8 million as of September 30, 2016.
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
The amount of borrowings that may be made under the Revolver is based on a borrowing base comprised of a specified percentage of eligible receivables. If, at any time during the term of the Revolver, the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $3.0 million available for letters of credit, $0.7 million of which was available for letters of credit at September 30, 2016.
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
There was no outstanding balance on the Revolver at September 30, 2016 or December 31, 2015. As of September 30, 2016, the Company had available borrowings of approximately $6.9 million and was in compliance with all financial covenants contained in the credit agreement.
Convertible Senior Notes
On June 10, 2015, the Company issued $120.0 million aggregate principal amount of Convertible Notes. The Company incurred issuance costs of approximately $3.9 million. The Company used a portion of the proceeds from the offering to finance its acquisition of Ctrack, to pay fees and expenses related to the acquisition, and for general corporate purposes.
The Convertible Notes are governed by the terms of the Indenture, dated June 10, 2015, entered into between the Company, as issuer, and Wilmington Trust, National Association, as trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Convertible Notes will mature on June 15, 2020, unless earlier repurchased or converted. The Convertible Notes will be convertible into cash, shares of the Company’s common stock, or a combination thereof, at the election of the Company, at an initial conversion price of $5.00 per share of the Company’s common stock.
The Convertible Notes consisted of the following at September 30, 2016 (in thousands):

Liability component:
Principal	$120,000
Less: unamortized debt discount and debt issuance costs	(31,204)
Net carrying amount	$88,796
Equity component	$38,305

The Company determined the expected life of the debt was equal to the five-year term of the Convertible Notes. The effective interest rate on the liability component was 16.95% for the nine months ended September 30, 2016. The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest expense	$1,650	$1,649	$4,950	$2,016
Amortization of debt discount	1,980	1,980	5,940	2,420
Amortization of debt issuance costs	132	132	395	161
Total interest expense	$3,762	$3,761	$11,285	$4,597
7. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$49	$49	$156	$107
Research and development	201	196	662	598
Sales and marketing	170	135	593	318
General and administrative	695	874	2,026	2,204
Total	$1,115	$1,254	$3,437	$3,227
Stock Options
The following table summarizes the Company’s stock option activity:

Outstanding — December 31, 2014	3,064,880
Granted	6,656,737
Exercised	(273,005)
Canceled	(3,363,776)
Outstanding — December 31, 2015	6,084,836
Granted	1,051,550
Exercised	(35,196)
Canceled	(542,237)
Outstanding — September 30, 2016	6,558,953
Exercisable — September 30, 2016	1,603,054
At September 30, 2016, total unrecognized compensation expense related to stock options was $4.6 million, which is expected to be recognized over a weighted-average period of 2.80 years.

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

Non-vested at December 31, 2014	1,628,179
Granted	1,042,659
Vested	(926,308)
Forfeited	(784,327)
Non-vested at December 31, 2015	960,203
Granted	2,914,000
Vested	(422,148)
Forfeited	(244,471)
Non-vested at September 30, 2016	3,207,584
At September 30, 2016, total unrecognized compensation expense related to RSUs was $3.7 million, which is expected to be recognized over a weighted-average period of 2.96 years.
Employee Stock Purchase Plan
During the three months ended September 30, 2016 and 2015, the Company recognized $0.1 million and $0.1 million, respectively, of stock-based compensation expense related to the employee stock purchase plan (the “ESPP”). During the nine months ended September 30, 2016 and 2015, the Company recognized $0.3 million and $0.3 million, respectively, of stock-based compensation expense related to the ESPP.
8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s concentration of net revenues by geographic region based on shipping destination:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States and Canada	72.4%	96.4%	74.6%	96.2%
Latin America	0.2	0.4	0.2	0.6
Europe, Middle East, Africa and other	25.2	2.9	23.5	3.0
Asia and Australia	2.2	0.3	1.7	0.2
	100.0%	100.0%	100.0%	100.0%
Concentrations of Risk
Historically, a significant portion of the Company’s net revenues comes from a small number of customers. For the three months ended September 30, 2016 and 2015, sales to the Company's largest customer accounted for 55.3% and 64.2%, respectively, of net revenues. For the nine months ended September 30, 2016 and 2015, sales to the Company’s largest customer accounted for 54.6% and 56.0%, respectively, of net revenues.

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
The calculation of basic and diluted EPS was as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss attributable to Novatel Wireless, Inc.	$(18,567)	$(20,847)	$(33,172)	$(37,893)
Weighted-average common shares outstanding	53,876,795	55,180,537	53,584,410	51,647,970
Basic and diluted net loss per share	$(0.34)	$(0.38)	$(0.62)	$(0.73)
For the three and nine months ended September 30, 2016, the computation of diluted EPS excluded 11,653,167 shares related to warrants, stock options and RSUs as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2015, the computation of diluted EPS excluded 8,520,706 shares related to warrants, stock options and RSUs as their effect would have been anti-dilutive.
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
On September 26, 2016, the Company settled a breach of contract claim alleging that the Company had failed to pay certain royalties on hardware products sold by its subsidiary, Enfora, Inc. Under the terms of the settlement agreement, the Company is required to pay an aggregate settlement amount of $2.8 million, $2.5 million of which remained outstanding as of September 30, 2016, is included in accrued expenses and other current liabilities and in other long-term liabilities in the unaudited condensed consolidated balance sheets, and is payable in eight equal quarterly installments. The contract underlying the claim has now been terminated.
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
11. Income Taxes
The Company’s effective income tax rate was 4.1% and (0.2)% for the three months ended September 30, 2016 and 2015, respectively, and 1.4% and (0.4)% for the nine months ended September 30, 2016 and 2015, respectively. The Company’s effective income tax rates are significantly lower than the statutory tax rate primarily due to an increase in the Company’s valuation allowance related to its U.S.-based deferred tax amounts, resulting from carryforward net operating losses generated during the three and nine months ended September 30, 2016 and 2015. Pursuant to Internal Revenue Code (“IRC”)

Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period.
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
In August 2015, the Company approved a restructuring initiative to better position the Company to operate in current market conditions and more closely align operating expenses with revenues, which included employee severance costs and facility exit related costs. In the fourth quarter of 2015, the Company commenced certain initiatives relating to the reorganization of executive level management, which included, among other actions, the replacement of the former Chief Executive Officer (collectively, the “2015 Initiatives”). The Company continued these initiatives in 2016 with a reduction-in-force and the completion of the closure of its facility in Richardson, TX. The 2015 Initiatives are expected to cost a total of approximately $4.8 million and be completed when the Richardson, TX lease expires in June 2020.
In April 2016, the Company commenced certain restructuring initiatives to consolidate the operations of Ctrack with those of the Company, including the closure of the Company’s manufacturing operations in Durban, South Africa resulting in a reduction-in-force. In July 2016, the Company commenced certain restructuring initiatives intended to improve its strategic focus on its most profitable business lines while de-prioritizing certain hardware-only product lines to non-carrier customers, including a reduction-in-force (collectively with the Durban facility closure, the “2016 Initiatives”). The 2016 Initiatives are expected to cost a total of approximately $0.9 million and were completed in October 2016, subsequent to the balance sheet date.
The following table sets forth activity in the restructuring liability for the nine months ended September 30, 2016 (in thousands):

	Balance at December 31, 2015	Costs Incurred	Payments	Non-cash	Translation Adjustment	Balance at September 30, 2016	Cumulative Costs Incurred to Date
2013 Initiatives
Employee Severance Costs	$—	$—	$—	$—	$—	$—	$3,986
Facility Exit Related Costs	72	5	(58)	—	—	19	2,630

2015 Initiatives
Employee Severance Costs	1,330	538	(1,292)	—	14	590	4,129
Facility Exit Related Costs	328	268	(274)	159	—	481	649

2016 Initiatives
Employee Severance Costs	—	874	(869)	—	—	5	874
Total	$1,730	$1,685	$(2,493)	$159	$14	$1,095	$12,268
The balance of the restructuring liability at September 30, 2016 consists of approximately $0.8 million in current liabilities and $0.3 million in long-term liabilities.

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
Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Novatel Wireless and our industry. These forward-looking statements speak only as of the date of this report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include those related to:

•	our ability to compete in the market for products relating to the Internet of Things (“IoT”), including telematics, vehicle tracking and fleet management products;

•	our ability to develop and timely introduce new products successfully;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	our ability to execute on our corporate development activities without distracting or disrupting our business operations;

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

•	our ability to successfully complete the proposed restructuring and the sale of our mobile broadband business;

•	our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to procure components and manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some components used in our products;

•	the continuing impact of uncertain global economic and/or industry-specific conditions on the demand for our products;

•	our ability to be cost competitive while meeting time-to-market requirements for our customers;

•	our ability to meet the product performance needs of our customers;

•	demand for fleet and vehicle management software-as-a-service telematics solutions;

•	our dependence on wireless telecommunication operators delivering acceptable wireless services;

•	the outcome of any pending or future litigation, including intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development and sale of our products;

•	the introduction of new products that could contain errors or defects;

•	doing business abroad, including foreign currency risks;

•	our ability to make focused investments in research and development; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.
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
Trademarks
“Novatel Wireless”, the Novatel Wireless logo, “Inseego”, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MiFi OS”, “MiFi Powered”, “MiFi Home”, “MobiLink”, “Ovation”, “Expedite” and “MiFi Freedom. My Way.” are trademarks or registered trademarks of Novatel Wireless, Inc. “Enfora”, the Enfora logo, “Spider”, “Enabling Information Anywhere”, “Enabler” and “N4A” are trademarks or registered trademarks of Enfora, Inc. “FW”, “Crossroads” and the Feeney Wireless logo are trademarks or registered trademarks of Feeney Wireless, LLC. “DigiCore”, “Ctrack” and the Ctrack logo are trademarks or registered trademarks of DigiCore Holdings Limited. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

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
Business Overview
We are a leader in the design and development of products and solutions that simplify IoT, delivering innovative hardware and cloud-based, software-as-a-service (“SaaS”) services to carriers, distributors, retailers, original equipment manufacturers and vertical markets worldwide. Our products and solutions provide anywhere, anytime communications and analytics for consumers and businesses of all sizes, with approximately 590,000 global subscribers, including 182,000 subscribers within the fleet management vertical of telematics.
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
Our Sources of Revenue
SaaS, Software and Services
Through our acquisitions of DigiCore in October 2015 and of FW in March 2015, our product portfolio was further expanded to include additional product offerings for fleet and vehicle telematics, stolen vehicle recovery, usage-based insurance, IoT integration services and solutions, and applications software and SaaS services. Our SaaS delivery platforms include Ctrack® platforms, which provide asset, fleet, vehicle, and SaaS telematics, and the FW Crossroads platform, which provides easy IoT device management and service enablement. We sell our SaaS, software and services solutions through our direct sales force and through distributors.
Ctrack specializes in the research, design, development, manufacturing, sales and support of technologically advanced solutions for the vehicle tracking, fleet management and insurance telematics verticals for an international client base. With more than 30 years of innovation, technical and implementation experience, Ctrack provides advanced machine-to-machine communication and telematics solutions that add value to its global base of customers with mobile assets. Ctrack’s operations span more than 50 countries on six continents with approximately 940 employees and 411,000 subscribers. Through successful global acquisitions and by identifying strong and capable distributors, Ctrack has been able to establish a strong presence in high-growth, low-penetration, developed markets such as the United Kingdom, the Netherlands and Australia, and emerging markets such as Asia, Africa and Latin America.
Ctrack’s end-to-end research, design, development, manufacture, sales and support of tailored solutions for its customers is serviced by a global network of staff and team members. Ctrack develops a range of asset management and monitoring systems using GPS satellite positioning, GSM cellular communication systems and other advanced communication and sensor technologies. The result is products and solutions ranging from basic track-and-trace with stolen vehicle response services for the consumer market to complete integrated enterprise-level solutions for large fleet owners under the Ctrack brand.
Our SaaS, software and services customer base includes fleet transportation companies, vehicle insurance companies, public and private telecommunications entities, commercial companies, and both state and federal government agencies.
Hardware
We provide intelligent wireless hardware products for the worldwide mobile communications market. Our hardware products address multiple vertical markets for our customers including fleet and commercial telematics, after-market telematics, remote monitoring and control, security and connected home and wireless surveillance systems. Our broad range of products principally includes intelligent mobile hotspots, wireless routers for IoT, USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights and also configure and manage our hardware remotely. Our products currently operate on every major cellular wireless technology platform. Our mobile hotspots are actively used by millions of customers annually to provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our wireless routers and USB modems serve as gateways to the rapidly growing and underpenetrated IoT segment. Our telematics and mobile tracking hardware devices collect and control critical vehicle data and driver behaviors, and can reliably deliver that information to the cloud, all managed by our services enablement platform that includes the N4A™ Communications and Management Software and N4A Device Manager.
We sell our intelligent mobile hotspots primarily to wireless operators either directly or through strategic relationships. Our mobile-hotspot customer base is comprised of wireless operators, including Verizon Wireless, Inc. (“Verizon Wireless”) and T-Mobile US, Inc. (“T-Mobile”), as well as distributors and various companies in other vertical markets.
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
We recognized approximately $1.3 million and $2.1 million in expense during the three and nine months ended September 30, 2016, respectively, in connection with the potential payment, in the form of shares of our common stock, due to the former shareholders of RER, contingent upon FW’s retention of certain key personnel. As of September 30, 2016, the total amount earned pursuant to the Earn-Out Arrangement was $8.2 million, $6.7 million of which remained outstanding as of September 30, 2016 and is included in accrued expenses and other current liabilities and in other long-term liabilities in the unaudited condensed consolidated balance sheets.
Divestitures
Hardware Modules and Related Assets
On April 11, 2016, we signed a definitive asset purchase agreement with Telit Technologies (Cyprus) Limited and Telit Wireless Solutions, Inc. (collectively, “Telit”) pursuant to which we sold, and Telit acquired, certain hardware modules and related assets for an initial purchase price of $11.0 million in cash, which included $9.0 million that was paid to us on the closing date of the transaction, $1.0 million that would be paid to us in equal quarterly installments over a two-year period in connection with the provision by us of certain transition services and $1.0 million that would be paid to us following the satisfaction of certain conditions by us, including the assignment of specified contracts and the delivery of certain certifications and approvals. We also had the potential to receive an additional cash payment of approximately $3.8 million from Telit related to their purchase of module product inventory from us, $1.0 million of which would be paid to us in equal quarterly installments over the two-year period following the closing date in connection with the provision by us of certain transition services. In addition to the above, we may have been entitled to receive a subsequent earn-out payment following the closing of the transaction if certain conditions are met.
On September 29, 2016, we entered into a Final Resolution Letter Agreement (the “Final Resolution”) with Telit. Per the Final Resolution, Telit agreed to pay us $2.1 million in full satisfaction of their payment obligations under certain sections of the original purchase agreement, including all installment payments, and we agreed to ship the remainder of the hardware modules and related assets as soon as practicable. Under the Final Resolution, the aggregate purchase consideration totaled $11.7 million, which consisted of $11.3 million in cash and $0.4 million in net settled Company liabilities.
During the nine months ended September 30, 2016, we recognized a gain of approximately $4.5 million in connection with the fulfillment of certain obligations pursuant to the asset purchase agreement, as amended, which is included in other income (expense), net, in the unaudited condensed consolidated statements of operations. During the three months ended September 30, 2016, the Company recognized a decrease of approximately $2.4 million in the $6.9 million gain that it had recognized during the six months ended June 30, 2016, as a result of the Final Resolution, which is included in other income (expense), net, in the unaudited condensed consolidated statements of operations. As of September 30, 2016, we recorded a liability of $1.5 million for the fair value of the remaining hardware and related assets due to Telit, which is included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.
Mobile Broadband Business
On September 21, 2016, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Vanilla Technologies, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Newco”), T.C.L. Industries Holdings (H.K.) Limited, a Hong Kong limited liability company (“TCL”), and Jade Ocean Global Limited, a British Virgin Islands business company (the “Purchaser” and, together with TCL, the “Purchasers”). Pursuant to the Purchase Agreement, the Purchaser will acquire our mobile broadband business, which includes our MiFi branded hotspots and USB modem product lines, and related liabilities (the “MiFi Business”) for cash consideration of $50.0 million, subject to potential adjustment based on our working capital as of the closing date (such acquisition of the MiFi Business being referred to herein as the “Sale”).
In connection with the proposed Sale, we intend to implement a reorganization (the “Reorganization”), which will result in Newco owning all of the capital stock of the Company. In connection with the Reorganization, (i) the Company will contribute to Newco all of its assets and liabilities (other than the MiFi Business), including its equity interests in DigiCore, FW, Novatel Wireless Solutions, Inc., Enfora Comercio de Eletronicos LTDA and each of their direct and indirect subsidiaries; and (ii) Vanilla Merger Sub, Inc., a newly formed Delaware corporation and direct, wholly owned subsidiary of Newco and an indirect, wholly owned subsidiary of the Company, will merge with and into the Company, with the Company surviving as a direct, wholly owned subsidiary of Newco (the “Merger”). As a result of and upon the effective time of the Merger, each share of the Company common stock issued and outstanding immediately prior to the effective time of the Merger will automatically convert into an equivalent corresponding share of Newco common stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of the Company common stock being converted. Accordingly, upon consummation of the Merger, the Company’s current stockholders will become stockholders of Newco. Effective November 9, 2016, Newco will be named Inseego Corp. and will trade on the NASDAQ Global Select Market under the ticker symbol “INSG.”
The Sale will be structured as a purchase by Purchaser of all of the issued and outstanding shares of common stock of the Company, which shares will be solely owned by Newco immediately prior to the consummation of the Sale as a result of the Reorganization. The consummation of the Sale is subject to the completion of the Reorganization and is expected to occur in the first quarter of 2017.
In addition, the consummation of the Sale is subject to certain other conditions, including, but not limited to, (i) the approval of the Sale by the stockholders of Newco following the Reorganization, (ii) the Company no longer being a borrower under the Indenture, dated June 10, 2015, governing its 5.50% Senior Convertible Notes due 2020 (the “Convertible Notes”), (iii) obtaining approval of the transaction from the Committee on Foreign Investment in the United States (“CFIUS”), (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties of each of the parties to the Purchase Agreement, and (v) the compliance in all material respects by the parties with the covenants contained in the Purchase Agreement.
Factors Which May Influence Future Results of Operations
Net Revenues. We believe that our future net revenues will be influenced largely by the speed and breadth of the demand for wireless access to data through the use of next generation networks, including demand for 3G and 4G products, 3G and 4G data access services, demand for fleet and vehicle management SaaS telematics solutions, customer acceptance of our new products that address these markets and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

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
We anticipate introducing additional products during the next twelve months, including 4G broadband-access products, SaaS telematics solutions and additional service offerings. We continue to develop and maintain strategic relationships with wireless and computing industry leaders like QUALCOMM Incorporated, Verizon Wireless, T-Mobile and major software vendors. Through strategic relationships, we have been able to maintain market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.
Our future net revenues will also be affected by the consummation of the Sale, which is expected to occur in the first quarter of 2017.
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
Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Net revenues. Net revenues for the three months ended September 30, 2016 were $60.9 million, an increase of $6.6 million, or 12.2%, compared to the same period in 2015.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Product Category
Hardware	$46,096	$52,049	$(5,953)	(11.4)%
SaaS, Software and Services	14,785	2,219	12,566	566.3%
Total	$60,881	$54,268	$6,613	12.2%
Hardware. The decrease in hardware net revenues is primarily a result of the divestiture of certain hardware modules to Telit and the ongoing focus on our most profitable products, partially offset by the acquisition of Ctrack with its hardware net revenues.
SaaS, software and services. The increase in SaaS, software and services net revenues is primarily a result of our acquisition of Ctrack with its subscription-based solutions.
Cost of net revenues. Cost of net revenues for the three months ended September 30, 2016 was $38.0 million, or 62.3% of net revenues, as compared to $39.8 million, or 73.3% of net revenues, for the same period in 2015.

The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Product Category
Hardware	$32,768	$39,155	$(6,387)	(16.3)%
SaaS, software and services	5,189	645	4,544	704.5%
Total	$37,957	$39,800	$(1,843)	(4.6)%
Hardware. The decrease in hardware cost of net revenues is primarily a result of the divestiture of certain hardware modules to Telit and the ongoing focus on our most profitable products, partially offset by the acquisition of Ctrack with its hardware net revenues.
SaaS, software and services. The increase in SaaS, software and services cost of net revenues is primarily a result of our acquisition of Ctrack with its cost of SaaS, software and services net revenues.
Gross profit. Gross profit for the three months ended September 30, 2016 was $22.9 million, or a gross margin of 37.7%, compared to $14.5 million, or a gross margin of 26.7% for the same period in 2015. The increase in gross profit was primarily attributable to the changes in net revenues and cost of net revenues discussed above, as the Company sought to transition its revenue mix toward the more highly profitable SaaS, software and services business.
Research and development expenses. Research and development expenses for the three months ended September 30, 2016 were $7.9 million, or 13.0% of net revenues, compared to $7.7 million, or 14.2% of net revenues, for the same period in 2015. The increase in research and development expenses was primarily a result of the acquisition of Ctrack, which was almost entirely offset by our cost containment initiatives.
Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2016 were $8.0 million, or 13.1% of net revenues, compared to $3.9 million, or 7.3% of net revenues, for the same period in 2015. The increase was primarily a result of the acquisition of Ctrack, partially offset by our cost containment initiatives.
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2016 were $14.6 million, or 23.9% of net revenues, compared to $9.1 million, or 16.8% of net revenues, for the same period in 2015. The increase was primarily a result of the acquisition of Ctrack, a legal settlement entered into during the period and ongoing legal expenses associated with the divestiture of our mobile broadband business, partially offset by our cost containment initiatives.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended September 30, 2016 and 2015 was $1.0 million and $0.3 million, respectively. Amortization of purchased intangible assets for the three months ended September 30, 2016 includes the amortization of intangible assets purchased through the acquisitions of Ctrack and FW. Amortization of purchased intangible assets for the three months ended September 30, 2015 includes the amortization of intangible assets purchased through the acquisition of FW.
Impairment of purchased intangible assets. During the three months ended September 30, 2016, we recorded an impairment loss of $2.6 million primarily related to the developed technologies acquired through our acquisition of FW. We did not have an impairment loss during the same period in 2015.
Restructuring charges. Restructuring expenses for the three months ended September 30, 2016 and 2015 were $0.8 million and $1.0 million, respectively, and primarily consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Non-cash change in acquisition-related escrow. During the three months ended September 30, 2015, we recorded a non-cash loss of $10.5 million related to an acquisition-related escrow account for the purchase of Ctrack due to the weakening of the South African Rand compared to the U.S. Dollar. We did not have an acquisition-related escrow account during the three months ended September 30, 2016.
Interest expense, net. Interest expense, net, for the three months ended September 30, 2016 and 2015 was $3.9 million and $2.4 million, respectively. Interest expense is primarily related to the Convertible Notes, which includes the amortization of the debt discount and debt issuance costs. The increase in interest expense, net, is primarily a result of the Convertible Notes interest expense being partially offset by interest income related to an acquisition-related escrow account for the purchase of Ctrack during the three months ended September 30, 2015.

Other income (expense), net. Other expense, net, for the three months ended September 30, 2016 was $3.6 million, compared to $0.4 million for the same period in 2015. The increase in other expense is primarily a result of the Final Resolution related to our sale of certain hardware modules and related assets to Telit, which resulted in a decrease in the gain recognized in the second quarter of 2016, as well as an unrealized foreign currency loss on an outstanding intercompany loan that Ctrack has with one of its wholly-owned subsidiaries, which is re-measured at each reporting period, and the effect of exchange rates on cash and cash equivalents during the period.
Income tax provision (benefit). Income tax benefit for the three months ended September 30, 2016 was $0.8 million as compared to an income tax provision of $45,000 for the same period in 2015. The decrease in income tax provision is primarily due to a decrease in our valuation allowance related to the purchase accounting for certain intangible assets, partially offset by an increase in income tax provision due to certain of our profitable subsidiaries in foreign jurisdictions.
Net income attributable to noncontrolling interests. For the three months ended September 30, 2016, net income attributable to noncontrolling interests was $11,000. We did not have any noncontrolling interests during the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net revenues. Net revenues for the nine months ended September 30, 2016 were $190.6 million, an increase of $31.2 million, or 19.6%, compared to the same period in 2015.
The following table summarizes net revenues by our two product categories (in thousands):

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Product Category
Hardware	$149,402	$154,332	$(4,930)	(3.2)%
SaaS, software and services	41,234	5,097	36,137	709.0%
Total	$190,636	$159,429	$31,207	19.6%
Hardware. The decrease in hardware net revenues is primarily a result of the divestiture of certain hardware modules to Telit and the ongoing focus on our most profitable products, partially offset by the acquisition of Ctrack with its hardware net revenues.
SaaS, software and services. The increase in SaaS, software and services net revenues is primarily a result of our acquisition of Ctrack with its SaaS, software and services net revenues.
Cost of net revenues. Cost of net revenues for the nine months ended September 30, 2016 was $123.3 million, or 64.7% of net revenues, compared to $117.0 million, or 73.4% of net revenues, for the same period in 2015.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Product Category
Hardware	$109,395	$115,753	$(6,358)	(5.5)%
SaaS, software and services	13,896	1,251	12,645	1,010.8%
Total	$123,291	$117,004	$6,287	5.4%
Hardware. The decrease in hardware cost of net revenues is primarily a result of the divestiture of certain hardware modules to Telit and the ongoing focus on our most profitable products, partially offset by the acquisition of Ctrack with its cost of hardware net revenues.
SaaS, software and services. The increase in SaaS, software and services cost of net revenues is primarily a result of our acquisition of Ctrack with its cost of SaaS, software and services net revenues.
Gross profit. Gross profit for the nine months ended September 30, 2016 was $67.3 million, or a gross margin of 35.3%, compared to $42.4 million, or a gross margin of 26.6%, for the same period in 2015. The increase in gross profit was primarily a result of the changes in net revenues and cost of net revenues discussed above, as the Company sought to transition its revenue mix toward more highly profitable SaaS, software and services business.
Research and development expenses. Research and development expenses for the nine months ended September 30, 2016 were $24.2 million, or 12.7% of net revenues, compared to $28.1 million, or 17.6% of net revenues, for the same period in 2015. The decrease was primarily due to reduction of headcount and associated expenses as we rationalized our product portfolio as well as the lack of an all-employee retention bonus that was paid in 2015, partially offset by our acquisitions of Ctrack and FW with their associated research and development expenses.
Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2016 were $24.1 million, or 12.6% of net revenues, compared to $12.4 million, or 7.8% of net revenues, for the same period in 2015. The increase was primarily a result of the acquisitions of Ctrack and FW, partially offset by our cost containment initiatives and the lack of an all-employee retention bonus that was paid in 2015.
General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2016 were $34.7 million, or 18.2% of net revenues, compared to $23.5 million, or 14.7% of net revenues, for the same period in 2015. General and administrative expenses increased for the nine months ended September 30, 2016 primarily a result of the acquisitions of Ctrack and FW, as well as a legal settlement entered into during the period, partially offset by our cost containment initiatives and the lack of an all-employee retention bonus that was paid in 2015.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the nine months ended September 30, 2016 and 2015 was $2.9 million and $1.1 million, respectively. Amortization of purchased intangible assets for the nine months ended September 30, 2016 includes the amortization of intangible assets purchased through the acquisitions of Ctrack and FW. Amortization of purchased intangible assets for the nine months ended September 30, 2015 includes the amortization of intangible assets purchased through the acquisition of FW for the period following the March 27, 2015 date of acquisition through September 30, 2015.
Impairment of purchased intangible assets. During the nine months ended September 30, 2016, we recorded an impairment loss of $2.6 million primarily related to the developed technologies acquired through our acquisition of FW. We did not have an impairment loss during the same period in 2015.
Restructuring charges. Restructuring charges for the nine months ended September 30, 2016 and 2015 were $1.7 million and $0.8 million, respectively, and predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Non-cash change in acquisition-related escrow. During the nine months ended September 30, 2015, we recorded a non-cash loss of $10.3 million related to an acquisition-related escrow account for the purchase of Ctrack due to the weakening of the South African Rand compared to the U.S. Dollar. We did not have an acquisition-related escrow account during the nine months ended September 30, 2016.
Interest expense, net. Interest expense, net for the nine months ended September 30, 2016 was $11.7 million, compared to $3.3 million for the same period in 2015. The increase in interest expense is primarily a result of the interest expense related to the Convertible Notes that we issued in June 2015, which includes the amortization of the debt discount and debt issuance costs.
Other income (expense), net. Other income, net, for the nine months ended September 30, 2016 was $1.0 million, compared to other expense, net of $0.7 million for the same period in 2015. The increase in other income is a result of our sale of certain hardware modules and other related assets to Telit, partially offset by an unrealized foreign currency loss on an outstanding intercompany loan that Ctrack has with one of its wholly-owned subsidiaries, which is re-measured at each reporting period, and the effect of exchange rates on cash and cash equivalents during the period.
Income tax provision (benefit). Income tax benefit for the nine months ended September 30, 2016 was $0.5 million as compared to an income tax provision of $0.1 million for the same period in 2015. The decrease in income tax provision is primarily due to a decrease in our valuation allowance related to the purchase accounting for certain intangible assets, partially offset by an increase in income tax provision due to certain of our profitable subsidiaries in foreign jurisdictions.
Net income attributable to noncontrolling interests. For the nine months ended September 30, 2016, net income attributable to noncontrolling interests was $24,000. We did not have any noncontrolling interests during the nine months ended September 30, 2015.

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations.
Revolving Credit Facility
On October 31, 2014, we entered into a senior secured revolving credit facility in the amount of $25.0 million with Wells Fargo Bank, National Association (the “Revolver”). On November 17, 2015, the Revolver was amended to increase the maximum borrowing capacity to $48.0 million. The amount of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of a specified percentage of eligible receivables. If, at any time during the term of the Revolver, the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, we would be required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolver includes $3.0 million available for letters of credit, $0.7 million of which was available for letters of credit at September 30, 2016. As of September 30, 2016, there was no outstanding balance on the Revolver and we had available borrowings of approximately $6.9 million.
Convertible Senior Notes
On June 10, 2015, we issued $120.0 million of Convertible Notes, which are governed by the terms of the Indenture between us, as issuer, and Wilmington Trust, National Association, as trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Convertible Notes will mature on June 15, 2020, unless earlier repurchased or converted. The Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election, at an initial conversion price of $5.00 per share of our common stock.
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
Historical Cash Flows
The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$51	$(26,297)
Net cash provided by (used in) investing activities	6,185	(98,557)
Net cash provided by (used in) financing activities	(1,494)	117,570
Effect of exchange rates on cash and cash equivalents	(147)	(350)
Net increase (decrease) in cash and cash equivalents	4,595	(7,634)
Cash and cash equivalents, beginning of period	12,570	17,853
Cash and cash equivalents, end of period	$17,165	$10,219
Operating activities. Net cash provided by operating activities was $0.1 million for the nine months ended September 30, 2016 compared to $26.3 million used in operating activities for the same period in 2015. Net cash provided by operating activities for the nine months ended September 30, 2016 was primarily attributable to a decrease in accounts receivable and inventory and the non-cash charges for depreciation and amortization, including the amortization of the acquisition-related inventory step up and debt discount and debt issuance costs, the loss on impairment of purchased intangible assets, the provision for excess and obsolete inventory and share-based compensation expense, partially offset by the net loss in the period, a gain on the divestiture of certain hardware modules and related assets, and a decrease in accounts payable and an increase in prepaid expenses and other assets. Net cash used in operating activities for the nine months ended September 30, 2015 was primarily attributable to the net loss in the period along with the decrease in accounts payable and increase in accounts receivable, partially offset by the non-cash change in acquisition-related escrow, non-cash charges for depreciation and amortization, including the amortization of the acquisition-related inventory step up and debt discount and debt issuance costs, and share-based compensation expense.

Investing activities. Net cash provided by investing activities during the nine months ended September 30, 2016 was $6.2 million compared to $98.6 million used in investing activities for the same period in 2015. Cash provided by investing activities during the nine months ended September 30, 2016 was primarily attributable to the proceeds received from the sale of divested assets and short-term investments, partially offset by the cash earn-out payments made to FW and the capitalization of certain costs related to the research and development of software to be sold in our solutions. Cash used in investing activities during the nine months ended September 30, 2015 was primarily attributable to our acquisition of FW and our then-pending acquisition of Ctrack.
Financing activities. Net cash used in financing activities during the nine months ended September 30, 2016 was $1.5 million, compared to net cash provided by financing activities of $117.6 million for the same period in 2015. Net cash used in financing activities during the nine months ended September 30, 2016 was primarily related to repayments of Ctrack debt and payments on capital lease obligations, partially offset by proceeds from the May 2016 purchases under our employee stock purchase plan. Net cash provided by financing activities during the nine months ended September 30, 2015 was primarily related to proceeds received from the issuance of the Convertible Notes and exercise of a warrant, partially offset by the repayment on the Revolver, the payment of issuance costs related to the Convertible Notes and the payoff of the FW assumed liabilities.
Other Liquidity Needs
As of September 30, 2016, we had available cash and cash equivalents totaling $17.2 million and working capital of $24.8 million. We also had availability for borrowings under the Revolver. Borrowings under this facility are secured by a first priority lien on substantially all of our assets and the assets of certain of our subsidiaries, subject to certain exceptions and permitted liens. As of September 30, 2016, there was no outstanding balance on the Revolver and we had available borrowings of approximately $6.9 million. In addition, during the nine months ended September 30, 2016, the Company received approximately $11.3 million related to the closing of the asset sale to Telit, a portion of which was used to repay the outstanding balance on the Revolver.
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
We expect that our liquidity, including the amount of available borrowings under the Revolver, will also be affected by the consummation of the Sale which is expected to occur in the first quarter of 2017.
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
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, other than the disclosure in Note 10, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements which are incorporated herein by reference.
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
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Conversely, there are many risks associated with corporate divestitures, including the proposed Sale of our MiFi Business or the recent sale of portions of our IoT modules business to Telit. The numerous risks of engaging in sales of assets, technology or portions of our business include: difficulties separating divested operations from ongoing operations; loss of sales, marketing and operating synergies; loss of key employees and know-how related to the on-going portions of the business; unanticipated costs; diversion of management’s attention from existing operations; and adverse effects on existing business relationships with suppliers and customers. Similar to discontinued operations, divestitures may be disruptive and result in substantial accounting charges for any related restructuring.
As a result, if we fail to properly evaluate or implement acquisitions or divestitures, including the proposed Sale of our MiFi Business and the recent sale of portions of our IoT modules business to Telit, we may not achieve the anticipated benefits of any such transactions, and we may incur unanticipated costs, either of which could harm our business and operating results.

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

Risks Related to the Sale of Our MiFi Business
The announcement and pendency of the Sale of our MiFi Business may adversely affect our business.
The announcement and pendency of the Sale of our MiFi Business may adversely affect the trading price of our common stock, our business or our relationships with clients, customers, suppliers and employees. Third parties may be unwilling to enter into material agreements with respect to the MiFi Business or our Ctrack fleet and vehicle telematics solutions, stolen vehicle recovery, telemetry and connectivity solutions businesses (the “Retained Business”). New or existing customers, suppliers and business partners may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers, suppliers and business partners may perceive that such new relationships are likely to be more stable. Additionally, employees working in the MiFi Business or the Retained Business may become concerned about the future of the MiFi Business or the Retained Business, as applicable, and lose focus or seek other employment. In addition, while the completion of the Sale is pending we may be unable to attract and retain key personnel and our management’s focus and attention and employee resources may be diverted from operational matters.
If we fail to complete the Sale, our business and financial performance may be adversely affected.
The completion of the Sale is subject to the satisfaction or waiver of various conditions, including completion of the exchange offer, approval of the Sale by our stockholders and approval of CFIUS, which may not be satisfied in a timely manner or at all.
If the Sale is not completed, we may have difficulty recouping the costs incurred in connection with negotiating the Sale. Our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the Sale, and we will have incurred significant third party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.
In addition, if the Sale is not completed, then our board of directors, in discharging its fiduciary obligations to our stockholders, may evaluate other strategic alternatives including, but not limited to, continuing to operate the MiFi Business for the foreseeable future or an alternative sale transaction relating to the MiFi Business. An alternative sale transaction may yield lower consideration than the proposed Sale, be on less favorable terms and conditions than those contained in the Purchase Agreement and involve significant delay. Any future sale of substantially all of our assets or other transactions may be subject to stockholder approval.
Finally, if the Sale is not completed, the announcement of the termination of the Purchase Agreement may adversely affect our relationships with customers, suppliers and employees, which could have a material, negative impact on our ability to effectively operate the Retained Business or the MiFi Business, which could have further adverse effects on our business, results of operations and the trading price of our common stock.
The Purchase Agreement limits our ability to pursue alternatives to the Sale.
The Purchase Agreement contains provisions that may make it more difficult for us to sell all or a significant part of the MiFi Business to any party other than Purchaser. These provisions include the prohibition on our ability to solicit competing proposals and the requirement that we pay Purchaser a termination fee of $4 million if we terminate the Purchase Agreement prior to the closing of the Sale as a result of our determining to accept an alternative acquisition proposal that we determine to be a superior proposal.
Risks Related to the Retained Business if the Sale is Completed
Following the closing of the Sale, we will be subject to three-year non-competition and non-solicitation covenants under the Purchase Agreement, which may limit our ability to effectively operate our business in certain respects or sell the Retained Business to a third party.
Following the closing of the Sale, we will be subject to three-year non-competition and non-solicitation covenants made in the Purchase Agreement. During such three-year period, we will be restricted from designing, developing, manufacturing, marketing or selling on a standalone basis products of the MiFi Business as of the closing of the Sale, subject to certain exceptions, and from soliciting for employment persons who were employees of the MiFi Business as of the closing of the Sale.

These limitations may negatively impact the scope and/or volume of our business, which may adversely affect our financial condition and results of operations. In addition, under certain circumstances, a third party acquirer of the Retained Business may also be subject to these limitations, which may inhibit a future sale transaction of the Retained Business that may otherwise be favorable to our stockholders.
We may be, or become, obligated to incur certain defense costs in connection with certain intellectual property-related litigation matters, and may become obligated to indemnify Purchasers for certain losses relating to the MiFi Business.
Under the Purchase Agreement, we will retain responsibility for the defense costs for pending litigation matters for intellectual property used in the MiFi Business, and may be partially responsible for defense costs relating to certain threatened litigation matters relating to intellectual property used in the MiFi Business, should proceedings be initiated. In addition, we have agreed to indemnify Purchasers for certain types of losses relating to the MiFi Business, subject to the limitations contained in the Purchase Agreement. The amounts of these current and potential future liabilities are currently indeterminable, but if they turn out to be significant, they could adversely affect our business, financial condition and results of operations.
Following the closing of the Sale, we will only have access to certain intellectual property assets used in the operation of the Retained Business through a license from Purchasers, and accordingly, will be reliant on Purchasers to prosecute, maintain and protect such intellectual property assets.
Purchasers will acquire in the Sale intellectual property assets that are significant to the operation of the Retained Business. We may continue using such assets indefinitely through an intellectual property cross license agreement that will become effective only upon the closing of the Sale, subject to its continued compliance with the terms thereof. However, we will be reliant on Purchasers to prosecute, maintain and protect those intellectual property assets, and if Purchasers fail to do so adequately, our business may be adversely affected.
If the Sale is completed, our actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results.
We currently expect to realize material cost savings and increased gross profit, but also a significant decrease in revenue, as a result of the Sale of our MiFi Business. Excluding upfront non-recurring charges and transaction-related expenses, such disposition is expected to improve some of the key financial metrics associated with our results of operations. However, these expectations are subject to numerous assumptions, including, without limitation, projections of the future revenues and product margins of the Retained Business; projected acquisition and retention of customers of the Retained Business; anticipated personnel and manufacturing cost savings associated with the Sale; and certain accounting adjustments that we expect to record in our financial statements in connection with the disposition.
We cannot provide any assurances with respect to the accuracy of the assumptions on which our financial expectations or guidance are based. Any failure to realize the financial benefits we currently anticipate from the Sale could have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.

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

2.5**	Final Resolution Letter Agreement, dated September 29, 2016, by and among Novatel Wireless Inc. and Telit Technologies (Cyprus) Limited and Telit Wireless Solutions, Inc.

2.6*
Stock Purchase Agreement, dated September 21, 2016, by and among Novatel Wireless, Inc., Vanilla Technologies, Inc., T.C.L. Industries Holdings (H.K.) Limited and Jade Ocean Global Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed September 22, 2016).

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

3.8	Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 8, 2014).

3.9	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 19, 2015).

10.1**	Eighth Amendment to Credit and Security Agreement, dated July 29, 2016, by and among Novatel Wireless, Inc., Enfora, Inc., Feeney Wireless, LLC and Wells Fargo Bank, National Association

10.2**	Ninth Amendment to Credit and Security Agreement, dated September 28, 2016, by and among Novatel Wireless, Inc., Enfora, Inc., Feeney Wireless, LLC and Wells Fargo Bank, National Association

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements and footnotes from the Novatel Wireless, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date: November 7, 2016	Novatel Wireless, Inc.

	By:	/s/ SUE SWENSON
Sue Swenson
Chief Executive Officer

By:	/s/ MICHAEL NEWMAN
Michael Newman
Chief Financial Officer