Form 10-Q
period 2017-03-31
INSEEGO CORP.
filed 2017-05-15
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒
The number of shares of the registrant’s common stock outstanding as of May 8, 2017 was 55,971,423.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,385	$9,894
Accounts receivable, net of allowance for doubtful accounts of $2,015 and $1,660, respectively	30,633	22,203
Inventories	29,389	31,142
Prepaid expenses and other	9,028	5,208
Total current assets	75,435	68,447
Property, plant and equipment, net of accumulated depreciation of $25,873 and $25,032, respectively	8,300	8,392
Rental assets, net of accumulated depreciation of $5,827 and $4,112, respectively	6,569	7,003
Intangible assets, net of accumulated amortization of $19,606 and $17,996, respectively	40,055	40,283
Goodwill	35,039	34,428
Other assets	162	163
Total assets	$165,560	$158,716
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$44,953	$31,242
Accrued expenses and other current liabilities	36,085	27,897
DigiCore bank facilities	3,251	3,238
Total current liabilities	84,289	62,377
Long-term liabilities:
Convertible senior notes, net	89,656	90,908
Revolving credit facility	2,750	—
Deferred tax liabilities, net	4,549	4,439
Other long-term liabilities	10,548	18,719
Total liabilities	191,792	176,443
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 55,955,138 and 54,372,080 shares issued and outstanding, respectively	56	54
Additional paid-in capital	514,157	507,616
Accumulated other comprehensive loss	(362)	(1,409)
Accumulated deficit	(540,124)	(524,024)
Total stockholders’ deficit attributable to Inseego Corp.	(26,273)	(17,763)
Noncontrolling interests	41	36
Total stockholders’ deficit	(26,232)	(17,727)
Total liabilities and stockholders’ deficit	$165,560	$158,716

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenues:
Hardware	$41,426	$54,161
SaaS, software and services	13,963	12,783
Total net revenues	55,389	66,944
Cost of net revenues:
Hardware	33,492	40,869
SaaS, software and services	5,711	4,892
Total cost of net revenues	39,203	45,761
Gross profit	16,186	21,183
Operating costs and expenses:
Research and development	6,289	8,025
Sales and marketing	7,157	7,753
General and administrative	12,037	10,199
Amortization of purchased intangible assets	904	928
Restructuring charges, net of recoveries	809	622
Total operating costs and expenses	27,196	27,527
Operating loss	(11,010)	(6,344)
Other income (expense):
Interest expense, net	(4,156)	(3,928)
Other expense, net	(643)	(1,296)
Loss before income taxes	(15,809)	(11,568)
Income tax provision	305	331
Net loss	(16,114)	(11,899)
Less: Net loss (income) attributable to noncontrolling interests	14	(5)
Net loss attributable to Inseego Corp.	$(16,100)	$(11,904)
Per share data:
Net loss per share:
Basic and diluted	$(0.28)	$(0.22)
Weighted-average shares used in computation of net loss per share:
Basic and diluted	57,480,210	53,250,668

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(16,114)	$(11,899)
Foreign currency translation adjustment	1,047	2,278
Total comprehensive loss	$(15,067)	$(9,621)

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,114)	$(11,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,079	3,598
Amortization of acquisition-related inventory step-up	—	1,829
Provision for bad debts, net of recoveries	101	(111)
Provision for excess and obsolete inventory	(29)	1,311
Share-based compensation expense	1,091	1,066
Amortization of debt discount and debt issuance costs	2,348	2,112
Loss on disposal of assets, net of gain on divestiture and sale of other assets	130	51
Deferred income taxes	21	88
Unrealized foreign currency transaction loss, net	37	1,171
Other	291	394
Changes in assets and liabilities, net of effects from divestiture:
Accounts receivable	(8,375)	378
Inventories	397	3,649
Prepaid expenses and other assets	(3,820)	(922)
Accounts payable	14,319	(10,063)
Accrued expenses, income taxes, and other	2,347	1,010
Net cash used in operating activities	(3,177)	(6,338)
Cash flows from investing activities:
Purchases of property, plant and equipment	(917)	(448)
Proceeds from the sale of property, plant and equipment	58	115
Purchases of intangible assets and additions to capitalized software development costs	(855)	(656)
Net cash used in investing activities	(1,714)	(989)
Cash flows from financing activities:
Net repayments of DigiCore bank facilities	(84)	(156)
Net borrowings from revolving credit facility	2,750	3,400
Principal payments under capital lease obligations	(241)	(273)
Principal payments on mortgage bond	(70)	(54)
Taxes paid on vested restricted stock units, net of proceeds from stock option exercises	(785)	(9)
Net cash provided by financing activities	1,570	2,908
Effect of exchange rates on cash and cash equivalents	(188)	110
Net decrease in cash and cash equivalents	(3,509)	(4,309)
Cash and cash equivalents, beginning of period	9,894	12,570
Cash and cash equivalents, end of period	$6,385	$8,261
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$149	$154
Income taxes	$20	$18
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$1,274	$819
Issuance of common stock under amended earn-out agreement	$2,638	$—
Additional debt discount on convertible senior notes	$3,600	$—

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Inseego Corp. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at March 31, 2017 and the results of the Company’s operations for the three months ended March 31, 2017 and 2016 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
For the three months ended March 31, 2017 and 2016, the Company incurred a net loss of $16.1 million and $11.9 million, respectively. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on its ability to achieve its intended business objectives. These additional reductions in expenditures, if required, could have an adverse impact on the Company’s ability to achieve certain of its business objectives. The Company’s management believes that its cash and cash equivalents, including proceeds received under the Credit Agreement (as defined below) subsequent to the balance sheet date (see Note 6, Debt), together with anticipated cash flows from operations, may not be sufficient to meet its working capital needs for the next twelve months following the filing date of this report without additional sources of cash due to the maturity date of the Credit Agreement on May 8, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to mitigate the substantial doubt as to its ability to continue as a going concern through the sale of its MiFi Business (as defined below), and may also evaluate other strategic alternatives including, but not limited to, an alternative sale or other strategic transaction relating to the MiFi Business or the Company as a whole, potential joint ventures or licensing arrangements, or the incurrence of additional debt or issuance of additional equity. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating the second step from the goodwill impairment test, which requires the comparison of the implied fair value of goodwill with the current carrying amount of goodwill. Instead, under the amendments in this guidance, an entity shall perform a goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount and an impairment charge is to be recorded for the amount, if any, in which the carrying value exceeds the reporting unit’s fair value. This guidance should be applied prospectively and is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this guidance.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which affects entities that issue share-based payment awards to their employees. The guidance is designed to identify areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company implemented this guidance during the first quarter of 2017. This guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. The new standard will require revenue recognized to represent the transfer of promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services.  The standard also requires new, expanded disclosures regarding revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date, which deferred the effective date of adoption of ASU 2014-09 to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies aspects of ASU 2014-09 pertaining to the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. There are two adoption methods available for implementation of this guidance. Under one method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, the guidance is applied only to the most current period presented, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
R.E.R. Enterprises, Inc.
On March 27, 2015, the Company entered into a merger agreement (“RER Merger Agreement”) with R.E.R. Enterprises, Inc. (“RER”) to acquire all of the issued and outstanding shares of RER and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC, an Oregon limited liability company (collectively, “FW”). The total consideration was approximately $24.8 million and included a cash payment at closing of approximately $9.3 million, the Company’s assumption of $0.5 million in certain transaction-related expenses incurred by FW, and the future issuance of shares of the Company’s common stock valued at $15.0 million (the “Deferred Purchase Price”), which would have been payable in March 2016 pursuant to the original terms of the RER Merger Agreement.
The total consideration of $24.8 million did not include amounts, if any, payable under an earn-out arrangement pursuant to which the Company may have been required to pay up to an additional $25.0 million to the former stockholders of RER contingent upon FW’s achievement of certain financial targets for the years ending December 31, 2015, 2016, and 2017 (the “Earn-Out Arrangement”). Such payments, if any, under the Earn-Out Arrangement would have been payable in either cash or shares of the Company’s common stock at the discretion of the Company, and would have been recorded as compensation expense during the service period earned.
On January 5, 2016, the Company and RER amended certain payment terms of the RER Merger Agreement. Under the amended agreement, the Deferred Purchase Price that was payable in shares of the Company’s common stock in March 2016 would be paid in five cash installments over a four-year period, beginning in March 2016. In addition, the Earn-Out Arrangement was amended as follows: (a) any amount earned under the Earn-Out Arrangement for the achievement of financial targets for the year ended December 31, 2015 would be paid in five cash installments over a four-year period, beginning in March 2016; and (b) in replacement of the potential earn-out contingent upon FW’s achievement of certain financial targets for the years ended December 31, 2016 and 2017 the Company would issue to the former stockholders of RER approximately 2.9 million shares of the Company’s common stock in three equal installments over a three-year period, beginning in March 2017. On March 15, 2017, the Company issued 973,334 shares of its common stock to the former stockholders of RER in satisfaction of the first installment of this obligation. As of the filing date of this report, the March 2017 cash installments have not been paid and the Company is disputing its obligations to make such payments (see Note 10, Commitments and Contingencies).
On March 23, 2017, the name of Feeney Wireless, LLC was changed to Inseego North America, LLC.
As of March 31, 2017, the total amount of Deferred Purchase Price that remained outstanding was $11.3 million and the total amount outstanding pursuant to the Earn-Out Arrangement was $9.8 million, both of which are included in accrued expenses and other current liabilities and in other long-term liabilities in the unaudited condensed consolidated balance sheets.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
During the three months ended March 31, 2017, the Company shipped the remaining hardware modules and related assets due to Telit under the Final Resolution and recognized a related gain of approximately $45,000, which is included in other expense, net, in the unaudited condensed consolidated statements of operations.
MiFi Business
On September 21, 2016, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among Inseego and Novatel Wireless, Inc. (“Novatel Wireless”), on the one hand, and T.C.L. Industries Holdings (H.K.) Limited and Jade Ocean Global Limited (collectively, the “Purchasers”) on the other hand. The Purchase Agreement relates to the pending sale of the Company’s subsidiary, Novatel Wireless, which includes the Company’s MiFi branded hotspots and USB modem product lines (the “MiFi Business”), to the Purchasers for $50.0 million in cash, subject to potential adjustment for Novatel Wireless’s working capital as of the closing date. The sale may not close until all of the closing conditions set forth in the Purchase Agreement have been satisfied. One of the closing conditions is the approval of the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS has identified national security concerns relating to the Company’s sale of the MiFi Business to the Purchasers. In February 2017, the Company and the Purchasers voluntarily withdrew and re-filed their notice to CFIUS in order to obtain additional time to provide further information to CFIUS and explore potential mitigation measures that may allow the transaction to proceed. In April 2017, subsequent to the balance sheet date, the Company and the Purchasers once again voluntarily withdrew and re-filed their notice to CFIUS in order to obtain additional time to continue negotiations between CFIUS and the Purchasers regarding the final terms of a mitigation agreement, which negotiations remain ongoing.
3. Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Finished goods	$21,750	$19,277
Raw materials and components	7,639	11,865
Total inventories	$29,389	$31,142

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Royalties	$3,342	$1,544
Payroll and related expenses	5,571	5,315
Warranty obligations	480	480
Market development funds and price protection	34	320
Professional fees	3,894	4,793
Accrued interest	1,929	275
Deferred revenue	1,361	1,656
Restructuring	1,160	837
Acquisition-related liabilities	13,186	7,912
Divestiture-related liabilities	—	463
Other	5,128	4,302
Total accrued expenses and other current liabilities	$36,085	$27,897
Accrued Warranty Obligations
Accrued warranty obligations activity during the three months ended March 31, 2017 was as follows (in thousands):

Accrued warranty obligations at beginning of period	$480
Additions charged to operations	98
Deductions from liability	(98)
Accrued warranty obligations at end of period	$480
4. Goodwill and Other Intangible Assets
The balances in goodwill and other intangible assets were primarily a result of the Company’s acquisitions of Ctrack and FW. See Note 4, Goodwill and Other Intangible Assets, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the components of goodwill and additional information regarding other intangible assets.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources, including the Company’s own assumptions.
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the three months ended March 31, 2017.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of March 31, 2017 (in thousands):

	Balance as of March 31, 2017	Level 1
Assets:
Cash equivalents
Money market funds	$35	$35
Total cash equivalents	$35	$35
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2016 (in thousands):

	Balance as of December 31, 2016	Level 1
Assets:
Cash equivalents
Money market funds	$35	$35
Total cash equivalents	$35	$35
Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its $120.0 million in Convertible Notes (see Note 6, Debt). The Company carries its Convertible Notes at amortized cost. The debt and equity components of the Convertible Notes were measured using Level 3 inputs and are not measured on a recurring basis. The fair value of the liability component of the Convertible Notes, which approximates the carrying value of such notes, was $89.7 million and $90.9 million as of March 31, 2017 and December 31, 2016, respectively.
6. Debt
Revolving Credit Facility
On October 31, 2014, the Company entered into a five-year senior secured revolving credit facility in the amount of $25.0 million (the “Revolver”) with Wells Fargo Bank, National Association, as lender. Concurrently with the acquisition of FW, the Company amended the Revolver to include FW as a borrower and Loan Party, as defined by the agreement. On November 17, 2015, the Revolver was amended to increase the maximum borrowing capacity to $48.0 million. On March 20, 2017, at the Company’s request, the financial covenants with respect to liquidity requirements and EBITDA targets, among other things, were amended in order to enable draw-downs by the Company from time to time. In exchange for such accommodations, the aggregate amount available under the Revolver was decreased from $48.0 million to $10.0 million and the applicable margin was increased to 4.00% when interest is based on the daily three-month LIBOR rate and 1.5% when interest is based on the prime rate.
The amount of borrowings that could have been made under the Revolver was based on a borrowing base comprised of a specified percentage of eligible receivables. The Revolver included $3.0 million available for letters of credit, $0.7 million of which was available for letters of credit at March 31, 2017.
The Revolver was secured by a first priority lien on substantially all of the assets of the Company and certain of its subsidiaries, subject to certain exceptions and permitted liens. The Revolver included customary representations and warranties, as well as customary reporting and financial covenants.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

There was $2.8 million outstanding under the Revolver at March 31, 2017. There was no balance outstanding under the Revolver at December 31, 2016.
The Company terminated the Revolver on May 8, 2017, subsequent to the balance sheet date, in connection with the execution of the Credit Agreement described below.
Credit Agreement
On May 8, 2017, subsequent to the balance sheet date, the Company and certain of its direct and indirect subsidiaries entered into a credit agreement (the “Credit Agreement”) with Lakestar Semi Inc., a private investment fund managed by Soros Fund Management LLC (the “Lender”). Pursuant to the Credit Agreement, the Lender provided the Company with a single term loan in the principal amount of $20.0 million (the “Loan”) with a maturity date of May 8, 2018 (the “Maturity Date”). The Credit Agreement requires that any proceeds from the pending sale of the MiFi Business be used to repay the Loan. The Company paid a $2.0 million commitment fee in conjunction with the closing of the Loan. The Credit Agreement includes customary representations and warranties, as well as customary reporting and financial covenants.
Interest on the Loan will be payable on the last business day of each calendar month and on the Maturity Date. The Loan will bear interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 10.00%.
Convertible Senior Notes
Novatel Wireless Notes
On June 10, 2015, the Company issued $120.0 million of 5.50% convertible senior notes due 2020 (the “Novatel Wireless Notes”). The Company incurred issuance costs of approximately $3.9 million. The Company used a portion of the proceeds from the offering to finance its acquisition of Ctrack, to pay fees and expenses related to the acquisition, and for general corporate purposes.
The Novatel Wireless Notes are governed by the terms of an indenture, dated June 10, 2015 (the “Novatel Wireless Indenture”), among Novatel Wireless, as issuer, the Company and Wilmington Trust, National Association, as trustee. The Novatel Wireless Notes are senior unsecured obligations and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Novatel Wireless Notes will mature on June 15, 2020, unless earlier repurchased or converted. The Novatel Wireless Notes will be convertible into cash, shares of the Company’s common stock, or a combination thereof, at the election of the Company, at an initial conversion price of $5.00 per share of the Company’s common stock.
Following the settlement of the exchange offer and consent solicitation described below, approximately $0.2 million aggregate principal amount of Novatel Wireless Notes remain outstanding. In connection with the exchange offer and consent solicitation, the Novatel Wireless Indenture and the Novatel Wireless Notes were amended to, among other things, eliminate certain events of default and substantially all of the restrictive covenants in the Novatel Wireless Indenture and the Novatel Wireless Notes, including the merger covenant, which sets forth certain requirements that must be met for Novatel Wireless to consolidate, merge or sell all or substantially all of its assets, and the reporting covenant, which requires Novatel Wireless to provide certain periodic reports to noteholders. The Novatel Wireless Indenture, as amended, also provides that the form of settlement of any conversions of the Novatel Wireless Notes will be elected by the Company.
Inseego Notes
On January 9, 2017, in connection with the settlement of an exchange offer and consent solicitation with respect to the Novatel Wireless Notes, the Company issued approximately $119.8 million of 5.50% convertible senior notes due 2022 (the “Inseego Notes” and collectively with Novatel Wireless Notes, the “Convertible Notes”). The Inseego Notes were issued in exchange for the approximately $119.8 million aggregate principal amount of outstanding Novatel Wireless Notes that were validly tendered and accepted for exchange and subsequently canceled.
The Inseego Notes are governed by the terms of an indenture, dated January 9, 2017 (the “Inseego Indenture”), between the Company, as issuer, and Wilmington Trust, National Association, as trustee (the “Trustee”). The Inseego Notes are senior unsecured obligations of the Company and bear interest from, and including, December 15, 2016, at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2017. The Inseego Notes will mature on June 15, 2022, unless earlier converted, redeemed or repurchased.
The Inseego Notes will be convertible into cash, shares of the Company’s common stock, or a combination thereof, at the

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

election of the Company, at an initial conversion rate of 212.7660 shares of common stock per $1,000 principal amount of the Inseego Notes, which corresponds to an initial conversion price of $4.70 per share of the Company’s common stock.The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends.
At any time prior to the close of business on the business day immediately preceding December 15, 2021, holders may convert their Inseego Notes at their option only under the following circumstances:

(i)
during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter equals or exceeds 130% of the conversion price on such trading day;

(ii)
during the five consecutive business day period immediately after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Inseego Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the Company’s common stock and the conversion rate on each such trading day;

(iii)	upon the occurrence of certain corporate events specified in the Inseego Indenture; or

(iv)	if the Company has called the Inseego Notes for redemption.
On or after December 15, 2021, the holders may convert any of their Inseego Notes at any time prior to the close of business on the business day immediately preceding the maturity date.
The Company may redeem all or a portion of the Inseego Notes at its option on or after June 15, 2018 if the last reported sale price per share of the Company’s common stock equals or exceeds 140% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately prior to the date on which the Company provides written notice of redemption, at a redemption price equal to 100% of the principal amount of the Inseego Notes to be redeemed, plus any accrued and unpaid interest on such Inseego Notes, subject to the right of holders as of the close of business on an interest record date to receive the related interest. In addition, if the Company calls the Inseego Notes for redemption, a “make-whole fundamental change” (as defined in the Inseego Indenture) will be deemed to occur. As a result, the Company will, in certain circumstances, increase the conversion rate for holders who convert their Inseego Notes in connection with such redemption.
The Inseego Notes are subject to repurchase by the Company at the option of the holders on June 15, 2020 (the “Optional Repurchase Date”) at a repurchase price in cash equal to 100% of the principal amount of the Inseego Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the Optional Repurchase Date, subject to the right of holders of the Inseego Notes on a record date to receive interest through the corresponding interest payment date.
No “sinking fund” is provided for the Inseego Notes, which means that the Company is not required to periodically redeem or retire the Inseego Notes. If the Company undergoes a “fundamental change” (as defined in the Inseego Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or part of their Inseego Notes in principal amounts of $1,000, or an integral multiple of $1,000 in excess thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the Inseego Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date, subject to the right of holders as of the close of business on an interest record date to receive the related interest. In addition, every fundamental change is a make-whole fundamental change. As a result, the Company will, in certain circumstances, increase the conversion rate for holders who convert their Inseego Notes in connection with such fundamental change.
The Inseego Indenture contains certain covenants, effective until June 15, 2020, that limit the amount of debt, including secured debt, that may be incurred by the Company or its subsidiaries, and that limit the ability of the Company to pay dividends, repurchase its equity securities or make other restricted payments.
The Inseego Indenture also provides for customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee, by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Inseego Notes, by notice to the Company and the Trustee, may declare the principal and accrued and unpaid interest on the outstanding Inseego Notes to be immediately due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal and accrued and unpaid interest of the Inseego Notes will automatically become immediately due and payable.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Notwithstanding the foregoing, the Inseego Indenture provides that, to the extent the Company elects and for up to 60 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants consists exclusively of the right to receive special interest on the Inseego Notes at a rate equal to 0.50% per annum on the principal amount of the outstanding Inseego Notes.
Because the exchange of the Novatel Wireless Notes for the Inseego Notes described above was treated as a debt modification in accordance with applicable FASB guidance (it was between a parent and a subsidiary company and for substantially identical notes), the Company did not recognize a gain or loss with respect to the issuance of the Inseego Notes. In accordance with authoritative guidance, the Company recognized $3.6 million as an additional component of debt discount and additional paid-in capital attributed to the increase in the fair value of the embedded conversion feature of the Inseego Notes before and after modification. The Company will amortize the debt discount on the Inseego Notes as a component of interest expense using the effective interest method through June 2020.
During the three months ended March 31, 2017, the Company incurred approximately $0.9 million in connection with the issuance of the Inseego Notes, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.
The Convertible Notes consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Liability component:
Principal	$120,000	$120,000
Less: unamortized debt discount and debt issuance costs	(30,344)	(29,092)
Net carrying amount	$89,656	$90,908
Equity component	$41,905	$38,305

The effective interest rate on the liability component of the Convertible Notes was 17.84% for the three months ended March 31, 2017. The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Contractual interest expense	$1,650	$1,650
Amortization of debt discount	2,217	1,980
Amortization of debt issuance costs	131	132
Total interest expense	$3,998	$3,762
7. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$54	$52
Research and development	199	249
Sales and marketing	129	210
General and administrative	709	555
Total	$1,091	$1,066

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options
The following table summarizes the Company’s stock option activity:

Outstanding — December 31, 2015	6,084,836
Granted	1,051,550
Exercised	(78,384)
Canceled	(701,799)
Outstanding — December 31, 2016	6,356,203
Granted	100,000
Exercised	—
Canceled	(482,827)
Outstanding — March 31, 2017	5,973,376
Exercisable — March 31, 2017	2,958,891
At March 31, 2017, total unrecognized compensation expense related to stock options was $3.3 million, which is expected to be recognized over a weighted-average period of 2.39 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

Non-vested — December 31, 2015	960,203
Granted	2,914,000
Vested	(461,866)
Forfeited	(436,537)
Non-vested — December 31, 2016	2,975,800
Granted	22,500
Vested	(886,803)
Forfeited	(36,805)
Non-vested — March 31, 2017	2,074,692
At March 31, 2017, total unrecognized compensation expense related to RSUs was $2.7 million, which is expected to be recognized over a weighted-average period of 2.63 years.
Employee Stock Purchase Plan
During the three months ended March 31, 2017 and 2016, the Company recognized $0.1 million and $0.1 million, respectively, of stock-based compensation expense related to the employee stock purchase plan.
8. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Inseego Corp. by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting of warrants, stock options and RSUs calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The calculation of basic and diluted EPS was as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Net loss attributable to Inseego Corp.	$(16,100)	$(11,904)
Weighted-average common shares outstanding	57,480,210	53,250,668
Basic and diluted net loss per share	$(0.28)	$(0.22)
For the three months ended March 31, 2017, the computation of diluted EPS excluded 9,934,698 shares related to warrants, stock options and RSUs as their effect would have been anti-dilutive. For the three months ended March 31, 2016, the computation of diluted EPS excluded 12,181,133 shares related to warrants, stock options and RSUs as their effect would have been anti-dilutive.
9. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the geographic concentration of the Company’s net revenues based on shipping destination:

	Three Months Ended March 31,
	2017	2016
United States and Canada	71.1%	76.8%
South Africa	17.7	13.6
Other	11.2	9.6
	100.0%	100.0%
Concentrations of Risk
For the three months ended March 31, 2017 and 2016, one customer accounted for 53.9% and 52.7% of net revenues, respectively.
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
On May 27, 2015, a patent infringement action was brought against Novatel Wireless by Carucel Investments, L.P. (“Carucel”), a non-practicing entity (Carucel Investments, L.P. v. Novatel Wireless, Inc., et al., U.S.D.C. S.D. Florida, Civil Action No. 0:15-cv-61116-BB). The complaint alleged that certain MiFi mobile hotspots manufactured by Novatel Wireless infringed claims of patents owned by Carucel. On April 10, 2017, subsequent to the balance sheet date, judgment was entered in favor of Novatel Wireless. Carucel has indicated that it intends to appeal this verdict. The Company does not believe there is merit to an appeal by Carucel and intends to vigorously defend any appeal. However, there can be no assurance as to the ultimate outcome of any appeal or other future judgment in this case, and an adverse judgment could have a material adverse effect on the Company’s its consolidated results of operations or financial condition.
On May 11, 2017, subsequent to the balance sheet date, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. The Company has suspended payments due to the former stockholders of RER pursuant to the Earn-out Arrangement and the Deferred Purchase Price pending the outcome of this litigation.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Indemnification
In the normal course of business, the Company periodically enters into agreements that require the Company to indemnify and defend its customers for, among other things, claims alleging that the Company’s products infringe third-party patents or other intellectual property rights. The Company’s maximum exposure under these indemnification provisions cannot be estimated but the Company does not believe that there are any matters individually or collectively that would have a material adverse effect on its consolidated results of operations or financial condition.
11. Income Taxes
The Company’s effective income tax rate was 1.9% and 2.9% for the three months ended March 31, 2017 and 2016, respectively. The Company’s effective income tax rates are significantly lower than the statutory tax rate primarily due to an increase in the Company’s valuation allowance related to its U.S.-based deferred tax amounts, resulting from carryforward net operating losses generated during the three months ended March 31, 2017 and 2016. Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period.
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
In February 2017, the Company commenced certain restructuring initiatives intended to continue to improve its strategic focus on its most profitable business lines and consolidate operations of its subsidiaries with those of the Company, including a reduction-in-force (the “2017 Initiative”). The 2017 Initiative is expected to cost a total of approximately $0.8 million and be completed in September 2017.
The following table sets forth activity in the restructuring liability for the three months ended March 31, 2017 (in thousands):

	Balance at December 31, 2016	Costs Incurred (Recovered)	Payments	Balance at March 31, 2017	Cumulative Costs Incurred to Date
2015 Initiatives
Employee Severance Costs	455	—	(142)	313	4,130
Facility Exit Related Costs	588	(35)	—	553	831

2017 Initiative
Employee Severance Costs	—	844	(378)	466	844
Total	$1,043	$809	$(520)	$1,332	$5,805
The balance of the restructuring liability at March 31, 2017 consists of approximately $1.2 million in current liabilities and $0.1 million in long-term liabilities.

As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Inseego” refer to Inseego Corp., a Delaware corporation, and its wholly owned subsidiaries.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Inseego and our industry. These forward-looking statements speak only as of the date of this report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include those related to:

•	our ability to compete in the market for wireless broadband data access products, machine-to-machine (“M2M”) products, and telematics, vehicle tracking and fleet management products;

•	our ability to develop and timely introduce new products successfully;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•
our ability to integrate the operations of R.E.R. Enterprises, Inc. (“RER”) (and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (which has been renamed Inseego North America, LLC) (“FW”)), DigiCore Holdings Limited (“DigiCore” or “Ctrack”), and any business, products, technologies or personnel that we may acquire in the future, including: (i) our ability to retain key personnel from the acquired company or business; and (ii) our ability to realize the anticipated benefits of the acquisition;

•	our ability to successfully complete the proposed sale of our mobile broadband business, which includes our MiFi branded hotspot and USB modem product lines (the “MiFi Business”);

•
our ability to continue as a going concern, including risks related to the repayment of borrowings under the Credit Agreement (as defined below) on our prior to the May 8, 2018 maturity date of the Credit Agreement;

•	our ability to realize the benefits of recent divestiture and reorganization transactions;

•	our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some products used in our solutions;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	our ability to be cost competitive while meeting time-to-market requirements for our customers;

•	our ability to meet the product performance needs of our customers in M2M markets;

•	demand for fleet and vehicle management software-as-a-service (“SaaS”) telematics solutions;

•	our dependence on wireless telecommunication operators delivering acceptable wireless services;

•	the outcome of any pending or future litigation, including intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development and sale of our products;

•	the introduction of new products that could contain errors or defects;

•	doing business abroad, including foreign currency risks;

•	our ability to make focused investments in research and development; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.
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
The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2016 contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
Business Overview
We are a leading global provider of SaaS and solutions for the Internet of Things (“IoT”). We sell telematics solutions globally under the Ctrack brand, including our fleet management, asset tracking and monitoring, stolen vehicle recovery and usage-based insurance platforms. We also sell connectivity solutions and device management services. Our products and solutions provide anywhere, anytime communications and analytics for consumers and businesses of all sizes, with approximately 633,000 global subscribers, including 428,000 subscribers for our Ctrack branded fleet management and vehicle telematics solutions and 205,000 subscribers for our connectivity and device management services.
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
Our telematics customer base is comprised of wireless operators, distributors, original equipment manufacturers (“OEMs”) and companies in various vertical markets. Fleet management customers include global enterprises such as BHP Billiton, Super Group, Mammoet, and Australia Post. Customers of our government, local council and municipality asset management platforms include Thames Water and the City of Ekurhuleni. Airport asset tracking customers include KLM Equipment Services and Hanover Airport. Usage-based insurances customers include Discovery Insure and Cross Country Insurance Consultants. Our largest vehicle tracking customer is the South African Police Service.
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
Our Sources of Revenue
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
Our SaaS delivery platforms include (i) our Ctrack platforms, which provide fleet, vehicle, asset and other SaaS telematics, (ii) our Crossroads platform, which provides easy IoT device management and service enablement and (iii) our Device Management Solutions (“DMS”), a hosted SaaS platform that helps organizations manage the selection, deployment and spend of their wireless assets, saving money on personnel and telecom expenses.
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
MiFi Business
We are in the process of divesting our MiFi Business. See “Divestiture Activities.” While the sale is pending, we are continuing to operate the MiFi Business through our subsidiary, Novatel Wireless. The MiFi Business designs, develops and manufactures through third-party contract manufacturers, markets and sells mobile hotspots, USB modems and routers which provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks via wireless cellular networks. Development and testing of our MiFi hardware products is primarily done in-house by our engineering team in San Diego, California, with some contract work done by unaffiliated third parties overseas. We do not have our own manufacturing facilities for MiFi hardware products. We predominantly rely on Inventec Appliances Corporation, located in China, to build our MiFi hardware products. Our MiFi hardware products are sold by our direct sales force, predominantly in the United States and predominantly to a single customer, Verizon Wireless, although we also sell some MiFi hardware to United States Cellular Corporation, Bell Canada and Verizon Wireless distributors.
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
Divestiture Activities
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
During the three months ended March 31, 2017, we shipped all remaining hardware modules and related assets, which fulfilled all of the Company’s outstanding obligations pursuant to the asset purchase agreement, as amended, and recognized a gain of approximately $45,000 in connection with such fulfillment, which is included in other income (expense), net, in the unaudited condensed consolidated statements of operations.
MiFi Business
On September 21, 2016, we entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among Inseego and Novatel Wireless, on the one hand, and T.C.L. Industries Holdings (H.K.) Limited and Jade Ocean Global Limited (collectively, the “Purchasers”) on the other hand. The Purchase Agreement relates to the pending sale of our subsidiary, Novatel Wireless, which includes the Company’s MiFi branded hotspots and USB modem product lines (the “MiFi Business”), to the Purchasers for $50.0 million in cash, subject to potential adjustment for Novatel Wireless’s working capital as of the closing date. The sale may not close until all of the closing conditions set forth in the Purchase Agreement have been satisfied. One of the closing conditions is the approval of the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS has identified national security concerns relating to our sale of the MiFi Business to the Purchasers. In early February 2017, the Company and the Purchasers voluntarily withdrew and re-filed their notice to CFIUS in order to obtain additional time to provide further information to CFIUS and explore potential mitigation measures that may allow the transaction to proceed. In April 2017, subsequent to the balance sheet date, the Company and the Purchasers once again voluntarily withdrew and re-filed their notice to CFIUS in order to obtain additional time to continue negotiations between CFIUS and the Purchasers regarding the final terms of a mitigation agreement, which negotiations remain ongoing.
Factors Which May Influence Future Results of Operations
Net Revenues. We believe that our future net revenues will be influenced largely by the global demand for SaaS solutions for telematics, including our Ctrack fleet management, asset tracking and monitoring, stolen vehicle recovery, and usage-based insurance platforms. Our future net revenues will also be influenced by the demand in North America for our business connectivity solutions and device management services, as well as customer acceptance of our new products that address our markets and our ability to meet customer demand. Factors that could potentially affect customer demand for our products include the following:

•	economic environment and related market conditions;

•	increased competition from other fleet and vehicle telematics solutions, as well as suppliers of emerging devices that contain wireless data access or device management features;

•	rate of change to new products;

•	product pricing; and

•	changes in technologies.
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
Our future net revenues will also be affected by the sale of our Modules Business and the pending sale of our MiFi Business.
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
As part of our business strategy, we review acquisition opportunities that we believe would be advantageous or complementary to the development of our business. Given our current cash position and recent losses, any additional acquisitions we make would likely involve issuing stock and/or borrowing additional funds in order to provide the purchase consideration for the acquisitions. If we make any additional acquisitions, we may incur substantial expenditures in conjunction with the acquisition process and the subsequent assimilation of any acquired business, products, technologies or personnel.
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to accounting principles generally accepted in the U.S.
Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net revenues. Net revenues for the three months ended March 31, 2017 were $55.4 million, a decrease of $11.6 million, or 17.3%, compared to the same period in 2016.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended March 31,		Change
Product Category	2017	2016	$	%
Hardware	$41,426	$54,161	$(12,735)	(23.5)%
SaaS, software and services	13,963	12,783	1,180	9.2%
Total	$55,389	$66,944	$(11,555)	(17.3)%
Hardware. The decrease in hardware net revenues is primarily a result of reduced sales related to the MiFi Business and the divestiture of our Modules Business in the second quarter of 2016.
SaaS, software and services. The increase in SaaS, software and services net revenues is primarily a result of our continued focus on growing our recurring revenue.
Cost of net revenues. Cost of net revenues for the three months ended March 31, 2017 was $39.2 million, or 70.8% of net revenues, compared to $45.8 million, or 68.4% of net revenues, for the same period in 2016.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended March 31,		Change
Product Category	2017	2016	$	%
Hardware	$33,492	$40,869	$(7,377)	(18.1)%
SaaS, software and services	5,711	4,892	819	16.7%
Total	$39,203	$45,761	$(6,558)	(14.3)%
Hardware. The decrease in hardware cost of net revenues is primarily a result of reduced sales related to the MiFi Business and the divestiture of our Modules Business in the second quarter of 2016.
SaaS, software and services. The increase in SaaS, software and services cost of net revenues is primarily a result of our continued focus on growing our recurring revenue.

Gross profit. Gross profit for the three months ended March 31, 2017 was $16.2 million, or a gross margin of 29.2%, compared to $21.2 million, or a gross margin of 31.6%, for the same period in 2016. The decrease in gross profit was primarily a result of the changes in net revenues and cost of net revenues as discussed above. The decrease in gross margin was primarily a result of decreased gross margins related to the MiFi Business.
Research and development expenses. Research and development expenses for the three months ended March 31, 2017 were $6.3 million, or 11.4% of net revenues, compared to $8.0 million, or 12.0% of net revenues, for the same period in 2016. The decrease was primarily due to reduction of headcount and associated expenses as we rationalized our product portfolio.
Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2017 were $7.2 million, or 12.9% of net revenues, compared to $7.8 million, or 11.6% of net revenues, for the same period in 2016. The decrease was primarily a result of our cost containment initiatives.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2017 were $12.0 million, or 21.7% of net revenues, compared to $10.2 million, or 15.2% of net revenues, for the same period in 2016. General and administrative expenses increased for the three months ended March 31, 2017 primarily a result of legal and other professional fees related to the pending sale of the MiFi Business and the Company’s defense against an intellectual property infringement lawsuit in which judgment was entered in favor of the Company in April 2017.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended March 31, 2017 and 2016 was $0.9 million and $0.9 million, respectively.
Restructuring charges, net of recoveries. Restructuring charges, net of recoveries, for the three months ended March 31, 2017 and 2016 were $0.8 million and $0.6 million, respectively, and predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Interest expense, net. Interest expense, net for the three months ended March 31, 2017 was $4.2 million, compared to $3.9 million for the same period in 2016. In January 2017, the Company issued $119.8 million aggregate principal amount of 5.50% senior convertible notes due 2022 (the “Inseego Notes”) in exchange for the $119.8 million aggregate principal amount of outstanding 5.50% senior convertible notes due 2020 previously issued by Novatel Wireless (the “Novatel Wireless Notes” and collectively with the Inseego Notes, the “Convertible Notes”) that were validly tendered and accepted for exchange and subsequently canceled. The exchange of the Novatel Wireless Notes for the Inseego Notes was treated as a debt modification in accordance with applicable FASB guidance and the Company recognized $3.6 million as an additional component of debt discount and additional paid-in capital attributed to the increase in the fair value of the embedded conversion feature of the Inseego Notes before and after modification. The increase in interest expense is primarily a result of the increase in the amortization of debt discount related to the increase in the fair value of the embedded conversion feature of the Inseego Notes.
Other expense, net. Other expense, net, for the three months ended March 31, 2017 was $0.6 million, compared to $1.3 million for the same period in 2016. The decrease in other expense, net, is primarily a result of a decrease in unrealized foreign currency losses on outstanding intercompany loans that Ctrack has with certain of its subsidiaries.
Income tax provision. Income tax provision for the three months ended March 31, 2017 was $0.3 million, compared to $0.3 million for the same period in 2016.
Net loss (income) attributable to noncontrolling interests. Net loss attributable to noncontrolling interests was $14,000 for the three months ended March 31, 2017 and net income attributable to noncontrolling interest was $5,000 for the three months ended March 31, 2016.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations.
Revolving Credit Facility
On October 31, 2014, we entered into a senior secured revolving credit facility in the amount of $25.0 million with Wells Fargo Bank, National Association (the “Revolver”). On November 17, 2015, the Revolver was amended to increase the maximum borrowing capacity to $48.0 million. On March 20, 2017, at our request, the financial covenants with respect to liquidity requirements and EBITDA targets, among other things, were amended in order to enable draw-downs by the Company from time to time. In exchange for such accommodations, the aggregate amount available under the Revolver was decreased from $48.0 million to $10.0 million and the applicable margin was increased to 4.00% when interest is based on the daily three-month LIBOR rate and 1.5% when interest is based on the prime rate.

The Revolver included $3.0 million available for letters of credit, $0.7 million of which was available for letters of credit at March 31, 2017. As of March 31, 2017, there was $2.8 million outstanding under the Revolver.
We terminated the Revolver on May 8, 2017, subsequent to the balance sheet date, in connection with the execution of the Credit Agreement described below.
Credit Agreement
On May 8, 2017, subsequent to the balance sheet date, we and certain of our direct and indirect subsidiaries entered into a credit agreement (the “Credit Agreement”) with Lakestar Semi Inc., a private investment fund managed by Soros Fund Management LLC (the “Lender”). Pursuant to the Credit Agreement, the Lender provided us with a single term loan in the principal amount of $20.0 million (the “Loan”) with a maturity date of May 8, 2018 (the “Maturity Date”). The Credit Agreement requires that any proceeds from the pending sale of our MiFi Business be used to repay the Loan. We paid a $2.0 million commitment fee in conjunction with the closing of the Loan. The Credit Agreement includes customary representations and warranties, as well as customary reporting and financial covenants.
Interest on the Loan will be payable on the last business day of each calendar month and on the Maturity Date. The Loan will bear interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 10.00%.
Convertible Senior Notes
On June 10, 2015, Novatel Wireless issued $120.0 million of Novatel Wireless Notes, which are governed by the terms of the Novatel Wireless Indenture among Novatel Wireless, as issuer, Inseego and Wilmington Trust, National Association, as trustee, as amended by certain supplemental indentures. The Novatel Wireless Notes are senior unsecured obligations of Novatel Wireless and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Novatel Wireless Notes will mature on June 15, 2020, unless earlier repurchased or converted. The Novatel Wireless Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election, at an initial conversion price of $5.00 per share of our common stock.
On January 9, 2017, in connection with the settlement of an exchange offer and consent solicitation with respect to the Novatel Wireless Notes, the Company issued $119.8 million aggregate principal amount of the Inseego Notes. The Inseego Notes were issued in exchange for the $119.8 million aggregate principal amount of outstanding Novatel Wireless Notes that were validly tendered and accepted for exchange and subsequently canceled. The Inseego Notes are governed by the terms of the Inseego Indenture among the Company, as issuer, and Wilmington Trust, National Association, as trustee, as amended by certain supplemental indentures. The Inseego Notes are senior unsecured obligations of the Company and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2017. The Inseego Notes will mature on June 15, 2022, unless earlier converted, redeemed or repurchased. The Inseego Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election, at an initial conversion price of $4.70 per share of our common stock.
As of the filing date of this report, the following aggregate principal amounts remain outstanding (in thousands):

Inseego Notes	$119,750
Novatel Wireless Notes	250
Total	$120,000
RER Amendment
Pursuant to the amended merger agreement with respect to our acquisition of FW, we agreed to pay a total of $15.0 million in deferred purchase price in five cash installments over a four-year period, beginning in March 2016. We also agreed to pay a total of approximately $6.1 million in cash over a four-year period, beginning in March 2016, of which approximately $4.6 million remains unpaid, related to the earn-out provisions of the amended merger agreement (see Note 2, Acquisitions and Divestitures, to the unaudited condensed consolidated financial statements included with this report). As of the filing date of this report, the March 2017 cash installments have not been paid and the Company is disputing its obligations to make such payments (see Note 10, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included with this report).

Historical Cash Flows
The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(3,177)	$(6,338)
Net cash used in investing activities	(1,714)	(989)
Net cash provided by financing activities	1,570	2,908
Effect of exchange rates on cash and cash equivalents	(188)	110
Net decrease in cash and cash equivalents	(3,509)	(4,309)
Cash and cash equivalents, beginning of period	9,894	12,570
Cash and cash equivalents, end of period	$6,385	$8,261
Operating activities. Net cash used in operating activities was $3.2 million for the three months ended March 31, 2017, compared to $6.3 million for the same period in 2016. Net cash used in operating activities for the three months ended March 31, 2017 was primarily attributable to the net loss in the period and an increase in accounts receivable and prepaid expenses and other assets, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, and share-based compensation expense and an increase in accounts payable. Net cash used in operating activities for the three months ended March 31, 2016 was primarily attributable to the net loss in the period and a decrease in accounts payable, partially offset by non-cash charges for depreciation and amortization, including the amortization of the acquisition-related inventory step up and debt discount and debt issuance costs, and share-based compensation expense.
Investing activities. Net cash used in investing activities during the three months ended March 31, 2017 was $1.7 million, compared to $1.0 million for the same period in 2016. Cash used in investing activities during the three months ended March 31, 2017 and 2016 was primarily attributable to the purchases of property, plant and equipment and additions to capitalized software development costs.
Financing activities. Net cash provided by financing activities during the three months ended March 31, 2017 was $1.6 million, compared to $2.9 million for the same period in 2016. Net cash provided by financing activities during the three months ended March 31, 2017 and 2016 was primarily related to net borrowings from the revolving credit facility, partially offset by principal payments under capital lease obligations and taxes paid on vested restricted stock units.
Other Liquidity Needs
As of March 31, 2017, we had available cash and cash equivalents totaling $6.4 million, a working capital deficit of $8.9 million and $2.8 million outstanding under the Revolver. On May 8, 2017, subsequent to the balance sheet date, we received net proceeds of $18.0 million under the Credit Agreement, a portion of which was used to repay and terminate the Revolver.
Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our evolving cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe that our cash and cash equivalents, including the cash received under the Credit Agreement, together with anticipated cash flows from operations, may not be sufficient to meet our working capital needs for the next twelve months following the filing date of this report without additional sources of cash due to the maturity date of the Credit Agreement on May 8, 2018. These conditions raise substantial doubt about our ability to continue as a going concern.
Our liquidity could be impaired if there is any interruption in our business operations, a material failure to satisfy our contractual commitments or a failure to generate revenue from new or existing products.
We may raise additional funds to accelerate development of new and existing services and products, to respond to competitive pressures, to acquire complementary products, businesses or technologies, or to repay the borrowings under the Credit Agreement on or prior to its maturity date of May 8, 2018. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. In addition, in order to obtain additional borrowings, we must comply with certain requirements under the Credit Agreement. If additional funds are raised by the issuance of equity securities, our stockholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of our common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, develop or enhance products or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
Contractual Obligations and Commercial Commitments
During the three months ended March 31, 2017, there were no material changes to our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Since December 31, 2016, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017 as a result of the material weakness in internal control over financial reporting that was identified in the year ended December 31, 2016 resulting from a lack of sufficient resources in key accounting and financial reporting roles within the organization necessary to prepare financial statements in time to meet regulatory filing requirements. Notwithstanding the material weakness that continued to exist as of March 31, 2017, management has concluded that the consolidated financial statements included in this in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the U.S.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, except for the risk factors listed below.
An assertion by a third party that we are infringing its intellectual property could subject us to costly and time-consuming litigation or expensive licenses and our business could be harmed.
The technology industries involving mobile data communications, IoT devices, software and services are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Much of this litigation involves patent holding companies or other adverse patent owners who have no relevant product revenues of their own, and against whom our own patent portfolio may provide little or no deterrence. For example, one such entity, Carucel Investments, L.P. (“Carucel”) filed a claim seeking approximately $43.0 million in royalties and damages related to past sales of MiFi mobile hotspots. After a trial in April 2017, a jury found that our products did not infringe Carucel’s patents, but Carucel is appealing the verdict and there can be no assurances as to the ultimate outcome of this litigation. Moreover, this is just one of several patent infringement lawsuits from non-practicing entities that are brought against us or our subsidiaries each year in the ordinary course of business.
We cannot assure you that we or our subsidiaries will prevail in any current or future intellectual property infringement or other litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, or require us or our subsidiaries to enter into royalty or licensing agreements. In addition, we or our subsidiaries could be obligated to indemnify our customers against third parties’ claims of intellectual property infringement based on our products or solutions, as is the case in the Carucel litigation for which Novatel Wireless may be obligated to indemnify its customer, Verizon Wireless if Carucel’s infringement claim ultimately result in any liability. If our products or solutions violate any third-party intellectual property rights, we could be required to withdraw them from the market, re-develop them or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our products or solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Withdrawal of any of our products or solutions from the market could harm our business, financial condition and operating results.
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
It is uncertain whether the sale of the MiFi Business to the Purchasers will be ultimately completed, and if the sale of the MiFi Business to the Purchasers is not completed as expected, then our business and financial performance may be adversely affected.
The completion of the sale of the MiFi Business to the Purchasers is subject to the satisfaction or waiver of various conditions, including the approval of the transaction by CFIUS, which may not be satisfied in a timely manner or at all.
While awaiting satisfaction of such conditions, we are continuing to incur expenses and liabilities relating to the MiFi Business as a result of our obligations under the Purchase Agreement to maintain the MiFi Business for the Purchasers’ benefit and are restricted by the terms of the Purchase Agreement in our ability to pursue alternative transactions in which we would sell all or a significant part of the MiFi Business to any party other than the Purchasers. We are also incurring significant third-party transaction costs in pursuing approval of the transaction from CFIUS. It is uncertain whether the sale of the MiFi Business to the Purchasers will ultimately be completed, and if the sale of the MiFi Business to the Purchasers is not completed as expected, then we will have incurred such expenses and liabilities without receiving the anticipated infusion of cash with which to pay them. In addition, our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the sale without any commensurate benefit to the Company, which may have a material and adverse effect on our stock price and results of operations.
If the sale of the MiFi Business to the Purchasers is not completed, our Board of Directors, in discharging its fiduciary obligations to our stockholders, may evaluate other strategic alternatives including, but not limited to, an alternative sale or other strategic transaction relating to the MiFi Business or the Company as a whole, potential joint ventures or licensing arrangements, incurrence of additional debt or issuance of additional equity, or the commencement of a Chapter 11 proceeding with or without a pre-arranged plan of reorganization. An alternative sale transaction, if available, may yield lower consideration than the proposed sale to the Purchasers, be on less favorable terms and conditions than those contained in the Purchase Agreement and involve significant delay. Any future sale of substantially all of our assets or other strategic transactions may be subject to further stockholder approval.
Finally, if the sale of the MiFi Business to the Purchasers is not completed as expected, then the announcement of the termination of the Purchase Agreement may adversely affect our relationships with customers, suppliers and employees, which could have a material adverse impact on our ability to effectively operate the MiFi Business or our other businesses, each of which could have further adverse effects on our business, results of operations and the trading price of our common stock.
There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.
Our unaudited financial statements for the three months ended March 31, 2017, were prepared under the assumption that we would continue our operations as a going concern. However, the amount of our cash and cash equivalents at March 31, 2017, including the proceeds of the Loan provided under the Credit Agreement, may not be sufficient to meet the cash requirements to fund planned operations through May 15, 2018 without additional sources of cash, which raises substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from private and/or public offerings of debt or equity securities, sales of assets, or other financing transactions we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.
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
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our recently announced secured debt financing and our Inseego Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and other fixed charges, fund working capital needs and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
The Credit Agreement relating to our recently announced secured debt financing contains customary operational covenants, our failure to comply with which could result in a default under the Credit Agreement as well as a cross-default under the Inseego Indenture.
The Credit Agreement for our recently announced secured debt financing contains usual and customary restrictive covenants relating to the management and operation of our business, and it is likely that any future debt arrangements we may enter into would contain similar covenants. Failure to comply with any of the covenants under the Credit Agreement or any other debt agreement providing for borrowings in excess of $5.0 million could result in a default under such an agreement and a cross-default under the Inseego Indenture, which could permit the holders of the Inseego Notes to accelerate the maturity of such indebtedness. Any default or cross-default under such indebtedness could have a material adverse effect on our business, results of operations and financial results.
The indebtedness under our Credit Agreement is secured by substantially all of our assets. As a result of this security interest, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent that the value of such assets exceeded the amount of our indebtedness and other obligations under the Credit Agreement.
Indebtedness under our Credit Agreement is secured by a lien on substantially all of our assets. Accordingly, if an event of default were to occur under the Credit Agreement, such as a bankruptcy, insolvency, liquidation or other reorganization, the Lender would have a priority right to our assets, to the exclusion of our general creditors. In that event, our assets would first be used to repay in full all indebtedness and other obligations under the Credit Agreement, resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured creditors. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for distribution to holders of our equity securities.
If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to report our financial results timely and accurately, which could adversely affect investor confidence in the Company, and in turn, our results of operations and our stock price.
Effective internal controls are necessary for us to provide reliable financial reports and operate successfully as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting.
Our management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2017 as a result of the material weakness in internal control over financial reporting that was identified in the year ended December 31, 2016 resulting from a lack of sufficient resources in key accounting and financial reporting roles within the organization necessary to prepare financial statements in time to meet regulatory filing requirements. Notwithstanding the material weakness that continued to exist as of March 31, 2017, our management believes that there are no material inaccuracies or omissions of material fact in the Company’s financial statements and, to the best of its knowledge, believes that the consolidated financial statements for the quarter ended March 31, 2017 fairly present in all material respects the Company’s financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the U.S.

We are continuing to evaluate measures to remediate the material weakness by augmenting our existing resources with additional consultants or employees to assist in financial statement preparation and the analysis and recording of complex accounting transactions. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective, we cannot provide assurance that this step will be sufficient and we may be required to expend additional resources to remediate the material weakness. A failure to maintain effective internal controls could cause a delay in compliance with our reporting obligations, SEC rules and regulations or Section 404 of the Sarbanes Oxley Act of 2002, which could subject us to a variety of administrative sanctions, including, but not limited to, SEC enforcement action, ineligibility for short form registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which could adversely affect our business and the trading price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of the Company’s equity securities during the three-month period ended March 31, 2017 that were not previously disclosed in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

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

2.6*
Stock Purchase Agreement, dated September 21, 2016, by and among Novatel Wireless, Inc., Inseego Corp. (formerly Vanilla Technologies, Inc.), T.C.L. Industries Holdings (H.K.) Limited and Jade Ocean Global Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed September 22, 2016).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

10.1**
Twelfth Amendment to Credit and Security Agreement, dated as of March 20, 2017, by and among Novatel Wireless, Inc., Enfora, Inc. and Feeney Wireless, LLC, as Borrowers, R.E.R. Enterprises, Inc. and Feeney Wireless IC-DISC, Inc., as Guarantors, and Wells Fargo Bank, National Association, as Lender.

10.2**	2017 Inseego Corporate Bonus Plan.

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements and footnotes from the Inseego Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 15, 2017	Inseego Corp.

	By:	/s/ SUE SWENSON
Sue Swenson
Chief Executive Officer

By:	/s/ MICHAEL NEWMAN
Michael Newman
Chief Financial Officer