Form 10-Q
period 2017-06-30
INSEEGO CORP.
filed 2017-08-09
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 3, 2017 was 56,194,925.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,855	$9,894
Restricted cash	2,511	—
Accounts receivable, net of allowance for doubtful accounts of $2,549 and $1,660, respectively	26,886	22,203
Inventories	24,041	31,142
Prepaid expenses and other	8,811	5,208
Total current assets	71,104	68,447
Property, plant and equipment, net of accumulated depreciation of $26,888 and $25,032, respectively	7,957	8,392
Rental assets, net of accumulated depreciation of $6,781 and $4,112, respectively	6,927	7,003
Intangible assets, net of accumulated amortization of $21,418 and $17,996, respectively	39,593	40,283
Goodwill	35,853	34,428
Other assets	71	163
Total assets	$161,505	$158,716
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$38,237	$31,242
Accrued expenses and other current liabilities	30,638	27,897
Term loan, net	17,935	—
DigiCore bank facilities	3,203	3,238
Total current liabilities	90,013	62,377
Long-term liabilities:
Convertible senior notes, net	92,031	90,908
Deferred tax liabilities, net	4,620	4,439
Other long-term liabilities	9,943	18,719
Total liabilities	196,607	176,443
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 56,072,777 and 54,372,080 shares issued and outstanding, respectively	56	54
Additional paid-in capital	515,099	507,616
Accumulated other comprehensive income (loss)	1,863	(1,409)
Accumulated deficit	(552,148)	(524,024)
Total stockholders’ deficit attributable to Inseego Corp.	(35,130)	(17,763)
Noncontrolling interests	28	36
Total stockholders’ deficit	(35,102)	(17,727)
Total liabilities and stockholders’ deficit	$161,505	$158,716

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues:
Hardware	$44,985	$49,145	$86,411	$103,306
SaaS, software and services	14,928	13,666	28,891	26,449
Total net revenues	59,913	62,811	115,302	129,755
Cost of net revenues:
Hardware	37,328	35,758	70,820	76,627
SaaS, software and services	3,949	3,815	9,660	8,707
Impairment of abandoned product line, net of recoveries	1,407	—	1,407	—
Total cost of net revenues	42,684	39,573	81,887	85,334
Gross profit	17,229	23,238	33,415	44,421
Operating costs and expenses:
Research and development	5,400	8,281	11,689	16,306
Sales and marketing	7,002	8,356	14,159	16,109
General and administrative	8,094	9,994	20,131	20,193
Amortization of purchased intangible assets	905	976	1,809	1,904
Restructuring charges, net of recoveries	1,443	269	2,252	891
Total operating costs and expenses	22,844	27,876	50,040	55,403
Operating loss	(5,615)	(4,638)	(16,625)	(10,982)
Other income (expense):
Interest expense, net	(4,881)	(3,907)	(9,037)	(7,835)
Other income (expense), net	(985)	5,842	(1,628)	4,546
Loss before income taxes	(11,481)	(2,703)	(27,290)	(14,271)
Income tax provision (benefit)	556	(10)	861	321
Net loss	(12,037)	(2,693)	(28,151)	(14,592)
Less: Net loss (income) attributable to noncontrolling interests	13	(8)	27	(13)
Net loss attributable to Inseego Corp.	$(12,024)	$(2,701)	$(28,124)	$(14,605)
Per share data:
Net loss per share:
Basic and diluted	$(0.21)	$(0.05)	$(0.49)	$(0.27)
Weighted-average shares used in computation of net loss per share:
Basic and diluted	57,970,033	53,622,554	57,726,475	53,436,611

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(12,037)	$(2,693)	$(28,151)	$(14,592)
Foreign currency translation adjustment	2,225	317	3,272	2,595
Total comprehensive loss	$(9,812)	$(2,376)	$(24,879)	$(11,997)

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(28,151)	$(14,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,662	7,233
Amortization of acquisition-related inventory step-up	—	1,829
Provision for bad debts, net of recoveries	732	134
Loss on impairment of abandoned product line, net of recoveries	1,407	—
Provision for excess and obsolete inventory	172	1,553
Share-based compensation expense	1,979	2,322
Amortization of debt discount and debt issuance costs	5,082	4,223
Loss on disposal of assets, net of gain on divestiture and sale of other assets	171	(6,888)
Deferred income taxes	(15)	(208)
Unrealized foreign currency transaction loss, net	57	2,071
Other	494	895
Changes in assets and liabilities, net of effects from divestiture:
Restricted cash	(2,511)	—
Accounts receivable	(4,972)	4,458
Inventories	2,844	12,392
Prepaid expenses and other assets	(2,205)	(473)
Accounts payable	7,194	(17,216)
Accrued expenses, income taxes, and other	(5,391)	1,499
Net cash used in operating activities	(15,451)	(768)
Cash flows from investing activities:
Installment payments related to past acquisitions	—	(1,875)
Purchases of property, plant and equipment	(1,444)	(493)
Proceeds from the sale of property, plant and equipment	182	145
Proceeds from the sale of divested assets	—	9,250
Proceeds from the sale of short-term investments	—	1,210
Purchases of intangible assets and additions to capitalized software development costs	(1,500)	(1,318)
Net cash provided by (used in) investing activities	(2,762)	6,919
Cash flows from financing activities:
Proceeds from term loan	18,000	—
Payment of issuance costs related to term loan	(424)	—
Net borrowings from DigiCore bank and overdraft facilities	581	45
Principal payments under capital lease obligations	(462)	(450)
Principal payments on mortgage bond	(142)	(112)
Taxes paid on vested restricted stock units, net of proceeds from stock option exercises and employee stock purchase plan	(731)	329
Net cash provided by (used in) financing activities	16,822	(188)
Effect of exchange rates on cash and cash equivalents	352	8
Net increase (decrease) in cash and cash equivalents	(1,039)	5,971
Cash and cash equivalents, beginning of period	9,894	12,570
Cash and cash equivalents, end of period	$8,855	$18,541
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,757	$3,598
Income taxes	$88	$57
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$2,750	$2,319
Issuance of common stock under amended earn-out agreement	$2,638	$—
Additional debt discount on convertible senior notes	$3,600	$—

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Inseego Corp. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at June 30, 2017 and the results of the Company’s operations for the three and six months ended June 30, 2017 and 2016 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
For the three months ended June 30, 2017 and 2016, the Company incurred a net loss of $12.0 million and $2.7 million, respectively. The Company has a history of operating and net losses and overall usage of cash from operating and investing activities. In June 2017, the Company terminated the proposed sale of its MiFi Business (as defined below) due to delays and uncertainty in securing approval of the sale from the Committee on Foreign Investment in the United States (“CFIUS”) (see Note 2, Acquisitions and Divestitures). The Company also announced in June 2017 another round of expense cuts to help it achieve profitability and positive cash flow in the near term. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level and mix of revenues adequate to support its declining cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on its ability to achieve its intended business objectives. The Company’s management believes that its cash and cash equivalents, together with anticipated cash flows from operations, will not be sufficient to meet its working capital needs, including repayment of the Term Loan (as defined below) on May 8, 2018, for the next twelve months following the filing date of this report without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to mitigate the substantial doubt as to its ability to continue as a going concern through the incurrence of additional debt or issuance of additional equity. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.
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
In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact of this guidance.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating the second step from the goodwill impairment test, which requires the comparison of the implied fair value of goodwill with the current carrying amount of goodwill. Instead, under the amendments in this guidance, an entity shall perform a goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount and an impairment charge is to be recorded for the amount, if any, in which the carrying value exceeds the reporting unit’s fair value. This guidance is effective prospectively for annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this guidance.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact of this guidance.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this guidance.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. The new guidance will require revenue recognized to represent the transfer of promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The guidance also requires new, expanded disclosures regarding revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date, which deferred the effective date of adoption of ASU 2014-09 to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies aspects of ASU 2014-09 pertaining to the identification of

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. There are two adoption methods available for implementation of this guidance. Under one method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, the guidance is applied only to the most current period presented, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance.
The Company is evaluating the impact of the new revenue guidance on its accounting policies, processes and systems. The Company has assigned internal resources, has engaged a revenue consultant and has a preliminary project plan to finalize the evaluation and complete the implementation.
The Company’s decision on the adoption method will be based on various factors including the significance of the impact of the new guidance on the Company’s financial results and system capabilities. The Company has not yet completed the evaluation of these impacts and the adoption method has not been determined.
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
On January 5, 2016, the Company and RER amended certain payment terms of the RER Merger Agreement. Under the amended agreement, the Deferred Purchase Price that was previously payable in shares of the Company’s common stock in March 2016 was agreed to be paid in five cash installments over a four-year period, beginning in March 2016. In addition, the Earn-Out Arrangement was amended as follows: (a) any amount earned under the Earn-Out Arrangement for the achievement of financial targets for the year ended December 31, 2015 would be paid in five cash installments over a four-year period, beginning in March 2016; and (b) in replacement of the potential earn-out contingent upon FW’s achievement of certain financial targets for the years ended December 31, 2016 and 2017 the Company would issue to the former stockholders of RER approximately 2.9 million shares of the Company’s common stock in three equal installments over a three-year period, beginning in March 2017. On March 15, 2017, the Company issued 973,334 shares of its common stock to the former stockholders of RER in satisfaction of the first installment of this obligation. As of the filing date of this report, the March 2017 cash installments have not been paid and the Company is disputing its obligations to make such payments (see Note 10, Commitments and Contingencies).
On March 23, 2017, the name of Feeney Wireless, LLC was changed to Inseego North America, LLC.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2017, the total amount of Deferred Purchase Price that remained outstanding was $11.3 million and the total amount outstanding pursuant to the Earn-Out Arrangement was $9.8 million, both of which are included in accrued expenses and other current liabilities and in other long-term liabilities in the unaudited condensed consolidated balance sheets.
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
During the six months ended June 30, 2017, the Company shipped the remaining hardware modules and related assets due to Telit under the Final Resolution and recognized a related gain of approximately $45,000, which is included in other income (expense), net, in the unaudited condensed consolidated statements of operations.
MiFi Business
On September 21, 2016, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among Inseego and Novatel Wireless, Inc. (“Novatel Wireless”), on the one hand, and T.C.L. Industries Holdings (H.K.) Limited and Jade Ocean Global Limited (collectively, the “Purchasers”) on the other hand. The Purchase Agreement related to a proposed sale of the Company’s subsidiary, Novatel Wireless, which included the Company’s MiFi branded hotspots and USB modem product lines (the “MiFi Business”), to the Purchasers for $50.0 million in cash, subject to potential adjustment for Novatel Wireless’s working capital as of the closing date. In June 2017, the Company terminated the Purchase Agreement due to delays and uncertainty in securing approval of the transactions contemplated by the Purchase Agreement from CFIUS. As a result of such termination, the Company will retain its ownership interest in Novatel Wireless and the MiFi Business. The Company intends to retain such business and has no plans to sell it to another party.
3. Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Finished goods	$19,469	$19,277
Raw materials and components	4,572	11,865
Total inventories	$24,041	$31,142

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Royalties	$1,989	$1,544
Payroll and related expenses	2,739	5,315
Warranty obligations	478	480
Market development funds and price protection	34	320
Professional fees	1,187	4,793
Bank overdrafts	1,286	489
Accrued interest	461	275
Deferred revenue	1,353	1,656
Restructuring	1,265	837
Acquisition-related liabilities	13,186	7,912
Divestiture-related liabilities	—	463
Other	6,660	3,813
Total accrued expenses and other current liabilities	$30,638	$27,897
Accrued Warranty Obligations
Accrued warranty obligations activity during the six months ended June 30, 2017 was as follows (in thousands):

Accrued warranty obligations at beginning of period	$480
Additions charged to operations	213
Deductions from liability	(215)
Accrued warranty obligations at end of period	$478
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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the six months ended June 30, 2017.
The Company had no financial instruments measured at fair value on a recurring basis as of June 30, 2017.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2016 (in thousands):

	Balance as of December 31, 2016	Level 1
Assets:
Cash equivalents
Money market funds	$35	$35
Total cash equivalents	$35	$35
Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its $120.0 million in Convertible Notes (as defined below) (see Note 6, Debt). The Company carries its Convertible Notes at amortized cost. The debt and equity components of the Convertible Notes were measured using Level 3 inputs and are not measured on a recurring basis. The fair value of the liability component of the Convertible Notes, which approximates the carrying value of such notes, was $92.0 million and $90.9 million as of June 30, 2017 and December 31, 2016, respectively.
6. Debt
Revolving Credit Facility
On October 31, 2014, the Company entered into a five-year senior secured revolving credit facility in the amount of $25.0 million (the “Revolver”) with Wells Fargo Bank, National Association, as lender. Concurrently with the acquisition of FW, the Company amended the Revolver to include FW as a borrower and Loan Party, as defined by the agreement. On November 17, 2015, the Revolver was amended to increase the maximum borrowing capacity to $48.0 million. On March 20, 2017, at the Company’s request, the financial covenants with respect to liquidity requirements and EBITDA targets, among other things, were amended in order to enable draw-downs by the Company from time to time. In exchange for such accommodations, the aggregate amount available under the Revolver was decreased from $48.0 million to $10.0 million and the applicable margin was increased to 4.00% when interest is based on the daily three-month LIBOR and 1.5% when interest is based on the prime rate.
The Revolver was secured by a first priority lien on substantially all of the assets of the Company and certain of its subsidiaries, subject to certain exceptions and permitted liens. The Revolver included customary representations and warranties, as well as customary reporting and financial covenants.
There was no balance outstanding under the Revolver at December 31, 2016. The Company terminated the Revolver on May 8, 2017, in connection with the execution of the Credit Agreement described below.
Term Loan
On May 8, 2017, the Company and certain of its direct and indirect subsidiaries entered into a credit agreement (the “Credit Agreement”) with Lakestar Semi Inc., a private investment fund managed by Soros Fund Management LLC (the “Lender”). Pursuant to the Credit Agreement, the Lender provided the Company with a single term loan in the principal amount of $20.0 million (the “Term Loan”) with a maturity date of May 8, 2018 (the “Maturity Date”). In conjunction with the closing of the Term Loan, the Company received proceeds of $18.0 million, net of a $2.0 million debt discount, and paid issuance costs of approximately $0.4 million. The Credit Agreement includes customary representations and warranties, a material adverse change clause, as well as customary reporting and financial covenants.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Term Loan bears interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 10.00%. Interest on the Term Loan is payable on the last business day of each calendar month and on the Maturity Date. Principal on the Term Loan is payable on the Maturity Date.
On May 8, 2017, the Company and certain of its direct and indirect subsidiaries (collectively, the “Grantors”) entered into a Security and Pledge Agreement with the Lender pursuant to which the Grantors pledged certain of their assets, including the equity interests of certain of their direct and indirect subsidiaries, as collateral to secure the Term Loan.
The Term Loan consisted of the following at June 30, 2017 (in thousands):

Principal	$20,000
Less: unamortized debt discount and debt issuance costs	(2,065)
Net carrying amount	$17,935
The effective interest rate on the Term Loan was 25.79% for the period from the date of issuance through June 30, 2017. The following table sets forth total interest expense recognized related to the Term Loan during the three and six months ended June 30, 2017 (in thousands):

Contractual interest expense	$335
Amortization of debt discount	296
Amortization of debt issuance costs	63
Total interest expense	$694
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

unsecured obligations of the Company and bear interest from, and including, December 15, 2016, at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2017. The Inseego Notes will mature on June 15, 2022, unless earlier converted, redeemed or repurchased.
The Inseego Notes will be convertible into cash, shares of the Company’s common stock, or a combination thereof, at the election of the Company, at an initial conversion rate of 212.7660 shares of common stock per $1,000 principal amount of the Inseego Notes, which corresponds to an initial conversion price of $4.70 per share of the Company’s common stock.The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Convertible Notes consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Liability component:
Principal	$120,000	$120,000
Less: unamortized debt discount and debt issuance costs	(27,969)	(29,092)
Net carrying amount	$92,031	$90,908
Equity component	$41,905	$38,305

The effective interest rate on the liability component of the Convertible Notes was 17.44% for the six months ended June 30, 2017. The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contractual interest expense	$1,650	$1,650	$3,300	$3,300
Amortization of debt discount	2,243	1,980	4,460	3,960
Amortization of debt issuance costs	132	131	263	263
Total interest expense	$4,025	$3,761	$8,023	$7,523
7. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$41	$55	$95	$107
Research and development	117	212	316	461
Sales and marketing	87	213	216	423
General and administrative	643	776	1,352	1,331
Total	$888	$1,256	$1,979	$2,322

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options
The following table summarizes the Company’s stock option activity:

Outstanding — December 31, 2015	6,084,836
Granted	1,051,550
Exercised	(78,384)
Canceled	(701,799)
Outstanding — December 31, 2016	6,356,203
Granted	1,150,000
Exercised	—
Canceled	(2,060,651)
Outstanding — June 30, 2017	5,445,552
Exercisable — June 30, 2017	3,285,389
At June 30, 2017, total unrecognized compensation expense related to stock options was $1.9 million, which is expected to be recognized over a weighted-average period of 1.54 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

Non-vested — December 31, 2015	960,203
Granted	2,914,000
Vested	(461,866)
Forfeited	(436,537)
Non-vested — December 31, 2016	2,975,800
Granted	1,480,301
Vested	(990,150)
Forfeited	(1,623,548)
Non-vested — June 30, 2017	1,842,403
At June 30, 2017, total unrecognized compensation expense related to RSUs was $2.2 million, which is expected to be recognized over a weighted-average period of 2.86 years.
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
The calculation of basic and diluted EPS was as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to Inseego Corp.	$(12,024)	$(2,701)	$(28,124)	$(14,605)
Weighted-average common shares outstanding	57,970,033	53,622,554	57,726,475	53,436,611
Basic and diluted net loss per share	$(0.21)	$(0.05)	$(0.49)	$(0.27)
For the three and six months ended June 30, 2017, the computation of diluted EPS excluded 9,174,585 shares related to warrants, stock options and RSUs as their effect would have been anti-dilutive. For the three and six months ended June 30,

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2016, the computation of diluted EPS excluded 12,098,923 shares related to warrants, stock options and RSUs as their effect would have been anti-dilutive.
9. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the geographic concentration of the Company’s net revenues based on shipping destination:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States and Canada	74.4%	73.8%	72.8%	75.4%
South Africa	16.9	15.0	17.3	14.3
Other	8.7	11.2	9.9	10.3
	100.0%	100.0%	100.0%	100.0%
Concentrations of Risk
For the three months ended June 30, 2017, two customers accounted for 47.1% and 12.1% of net revenues, respectively. For the three months ended June 30, 2016, one customer accounted for 56.1% of net revenues. For the six months ended June 30, 2017 and 2016, one customer accounted for 50.4% and 54.3% of net revenues, respectively.
As of June 30, 2017, one customer accounted for 41.0% of accounts receivable, net.
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
On May 27, 2015, a patent infringement action was brought against Novatel Wireless by Carucel Investments, L.P. (“Carucel”), a non-practicing entity (Carucel Investments, L.P. v. Novatel Wireless, Inc., et al., U.S.D.C. S.D. Florida, Civil Action No. 0:15-cv-61116-BB). The complaint alleged that certain MiFi mobile hotspots manufactured by Novatel Wireless infringed claims of patents owned by Carucel. On April 10, 2017, judgment was entered in favor of Novatel Wireless. Carucel has filed to appeal certain orders in the litigation. The Company does not believe there is merit to an appeal by Carucel and intends to vigorously defend the appeal. However, there can be no assurance as to the ultimate outcome of any appeal or other future judgment in this case, and an adverse judgment could have a material adverse effect on the Company’s consolidated results of operations or financial condition.
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. The Company has suspended payments due to the former stockholders of RER pursuant to the Earn-Out Arrangement and the Deferred Purchase Price pending the outcome of this litigation. There can be no assurance as to the ultimate outcome of the future judgment in this case, and an adverse judgment could have a material adverse effect on the Company’s consolidated results of operations or financial condition.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Income Taxes
The Company’s effective income tax rate was 4.8% and (0.4)% for the three months ended June 30, 2017 and 2016, respectively, and 3.2% and 2.2% for the six months ended June 30, 2017 and 2016, respectively. The Company’s effective income tax rates are significantly lower than the statutory tax rate primarily due to an increase in the Company’s valuation allowance related to its U.S.-based deferred tax amounts, resulting from carryforward net operating losses generated during the three and six months ended June 30, 2017 and 2016.
Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period.
12. Restructuring
In August 2015, the Company approved a restructuring initiative to better position the Company to operate in current market conditions and more closely align operating expenses with revenues, which included employee severance costs and facility exit related costs. In the fourth quarter of 2015, the Company commenced certain initiatives relating to the reorganization of executive level management (collectively, the “2015 Initiatives”). The Company continued these initiatives in 2016 with a reduction-in-force and the completion of the closure of its facility in Richardson, TX. The 2015 Initiatives are expected to cost a total of approximately $5.4 million and be completed when the Richardson, TX lease expires in June 2020.
In February and June 2017, the Company commenced certain restructuring initiatives intended to continue to improve its strategic focus on its most profitable business lines and consolidate operations of its subsidiaries with those of the Company, including reductions-in-force, further reorganization of executive level management and the consolidation of certain of its facilities (the “2017 Initiatives”). The 2017 Initiatives are expected to cost a total of approximately $3.3 million and be completed when the San Diego, CA lease expires in December 2019.
The following table sets forth activity in the restructuring liability for the six months ended June 30, 2017 (in thousands):

	Balance at December 31, 2016	Costs Incurred	Payments	Balance at June 30, 2017	Cumulative Costs Incurred to Date
2015 Initiatives
Employee Severance Costs	$455	$—	$(277)	$178	$4,130
Facility Exit Related Costs	588	431	(227)	792	1,297

2017 Initiatives
Employee Severance Costs	—	1,652	(1,085)	567	1,652
Other Related Costs	—	169	—	169	169
Total	$1,043	$2,252	$(1,589)	$1,706	$7,248
The balance of the restructuring liability at June 30, 2017 consists of approximately $1.3 million in current liabilities and $0.4 million in long-term liabilities.
In the second quarter of 2017, the Company wrote down the value of certain inventory by approximately $1.4 million, net of recoveries from a related legal settlement, related to the abandonment of certain product lines that management decided to exit. The Company accounted for the adjustment in accordance with the ASC 330, Inventory, and included the adjustment in impairment of abandoned product line, net of recoveries, within cost of net revenues in the unaudited condensed consolidated statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•
our ability to integrate the operations of R.E.R. Enterprises, Inc. (“RER”) (and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (which has been renamed Inseego North America, LLC) (“FW” or “INA”)), DigiCore Holdings Limited (“DigiCore” or “Ctrack”), and any business, products, technologies or personnel that we may acquire in the future, including: (i) our ability to retain key personnel from the acquired company or business; and (ii) our ability to realize the anticipated benefits of the acquisition;

•
our ability to continue as a going concern, including risks related to the repayment or refinancing of borrowings under the Credit Agreement (as defined below) on or prior to the May 8, 2018 maturity date of the Term Loan (as defined below);

•	our ability to realize the benefits of recent divestiture and reorganization transactions;

•
our ability to realize the benefits of recent restructuring activities and cost-reduction initiatives including reductions-in-force, reorganization of executive level management and the consolidation of certain of our facilities;

•	our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some products used in our solutions;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	our ability to be cost competitive while meeting time-to-market requirements for our customers;

•	our ability to meet the product performance needs of our customers in wireless broadband data access in M2M markets;

•	demand for fleet and vehicle management software-as-a-service (“SaaS”) telematics solutions;

•	our dependence on wireless telecommunication operators delivering acceptable wireless services;

•	the outcome of any pending or future litigation, including intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development and sale of our products;

•	the introduction of new products that could contain errors or defects;

•	doing business abroad, including foreign currency risks;

•	our ability to make focused investments in research and development; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.
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
Trademarks
“Inseego”, the Inseego logo, “Enfora”, the Enfora logo, “Spider”, “Enabling Information Anywhere”, “Enabler” and “N4A” are trademarks or registered trademarks of Inseego. “Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MiFi OS”, “MiFi Powered”, “MiFi Home”, “MobiLink”, “Ovation”, “Expedite” and “MiFi Freedom. My Way.” are trademarks or registered trademarks of Novatel Wireless, Inc. (“Novatel Wireless”). “DigiCore”, “Ctrack” and the Ctrack logo are trademarks or registered trademarks of DigiCore. “FW”, “Crossroads” and the Feeney Wireless logo are trademarks or registered trademarks of INA. Other trademarks, trade names or service marks used in this report are the property of their respective owners.
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
Business Overview
We are a leader in the design and development of products and solutions that simplify the Internet of Things (“IoT”), delivering innovative hardware and cloud-based, SaaS services to carriers, distributors, retailers, original equipment manufacturers (“OEMs”) and vertical markets worldwide. We sell mobile broadband solutions, branded as MiFi® products, through national wireless carriers and their distributors in the United States and Canada. We sell telematics solutions globally under the Ctrack brand, including our fleet management, asset tracking and monitoring, stolen vehicle recovery and usage-based insurance platforms. We also sell connectivity solutions and device management services. Our products and solutions provide anywhere, anytime communications and analytics for consumers and businesses of all sizes, with approximately 664,000 global subscribers, including 452,000 subscribers for our Ctrack branded fleet management and vehicle telematics solutions and 212,000 subscribers for our connectivity and device management services.
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
Our SaaS delivery platforms include (i) our Ctrack platforms, which provide fleet, vehicle, asset and other SaaS telematics, (ii) our Crossroads platform, which provides easy IoT device management and service enablement and (iii) our Device Management Solutions, a hosted SaaS platform that helps organizations manage the selection, deployment and spend of their wireless assets, saving money on personnel and telecom expenses.
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
We sell our intelligent mobile hotspots primarily to wireless operators either directly or through strategic relationships. Our mobile-hotspot customer base is comprised of wireless operators, including Verizon Wireless and T-Mobile, as well as distributors and various companies in other vertical markets.
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
During the six months ended June 30, 2017, we shipped all remaining hardware modules and related assets, which fulfilled all of our outstanding obligations pursuant to the asset purchase agreement, as amended, and we recognized a gain of approximately $45,000 in connection with such fulfillment, which is included in other income (expense), net, in the unaudited condensed consolidated statements of operations.
MiFi Business
On September 21, 2016, we entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among Inseego and Novatel Wireless, on the one hand, and T.C.L. Industries Holdings (H.K.) Limited and Jade Ocean Global Limited (collectively, the “Purchasers”) on the other hand. The Purchase Agreement related to the proposed sale of our subsidiary, Novatel Wireless, which included the Company’s MiFi branded hotspots and USB modem product lines (the “MiFi Business”), to the Purchasers for $50.0 million in cash, subject to potential adjustment for Novatel Wireless’s working capital as of the closing date. In June 2017, we terminated the Purchase Agreement due to delays and uncertainty in securing approval of the transactions contemplated by the Purchase Agreement from the Committee on Foreign Investment in the United States. As a result of such termination, we will retain our ownership interest in Novatel Wireless and the MiFi Business. We intend to retain such business and have no plans to sell it to another party.

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
Cost of Net Revenues. Cost of net revenues includes all costs associated with our contract manufacturers, distribution, fulfillment and repair services, delivery of SaaS services, warranty costs, amortization of intangible assets, royalties, operations overhead, costs associated with our cancellation of purchase orders, and costs related to outside services. Also included in cost of net revenues are costs related to inventory adjustments, including the FW and Ctrack acquisition-related amortization in 2016 of the fair value of inventory, as well as any write downs for excess and obsolete inventory and abandoned product lines. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.
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
We have undertaken certain restructuring activities and cost-reduction initiatives over the years in an effort to better align our organizational structure and costs with our strategy. Restructuring charges consist primarily of severance costs incurred in connection with the reduction of our workforce and facility exit related costs.
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
Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Net revenues. Net revenues for the three months ended June 30, 2017 were $59.9 million, compared to $62.8 million for the same period in 2016.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
Product Category	2017	2016	$	%
Hardware	$44,985	$49,145	$(4,160)	(8.5)%
SaaS, software and services	14,928	13,666	1,262	9.2%
Total	$59,913	$62,811	$(2,898)	(4.6)%
Hardware. The decrease in hardware net revenues is primarily a result of reduced sales related to the divested Modules Business, as well as our ongoing transition away from sales of certain lower margin hardware products through INA and Ctrack to focus more on a recurring revenue business model.
SaaS, software and services. The increase in SaaS, software and services net revenues is primarily a result of our continued focus on growing our subscribers and recurring revenue.
Cost of net revenues. Cost of net revenues for the three months ended June 30, 2017 was $42.7 million, or 71.2% of net revenues, compared to $39.6 million, or 63.0% of net revenues, for the same period in 2016.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
Product Category	2017	2016	$	%
Hardware	$37,328	$35,758	$1,570	4.4%
SaaS, software and services	3,949	3,815	134	3.5%
Impairment of abandoned product line, net of recoveries	1,407	—	1,407	—%
Total	$42,684	$39,573	$3,111	7.9%
Hardware. The increase in hardware cost of net revenues is primarily a result of increased costs per unit on new products released in 2017.
SaaS, software and services. The increase in SaaS, software and services cost of net revenues is primarily a result of increased SaaS, software and services revenues.
Impairment of abandoned product line, net of recoveries. The impairment of abandoned product line reflects the additional write down in the second quarter of 2017 of the value of certain inventory related to product lines abandoned during the fourth quarter of 2016, net of recoveries from a related legal settlement.
Gross profit. Gross profit for the three months ended June 30, 2017 was $17.2 million, or a gross margin of 28.8%, compared to $23.2 million, or a gross margin of 37.0% for the same period in 2016. The decrease in gross profit was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. The decrease in gross margin was primarily a result of decreased gross margins related to the MiFi Business, as well as the impairment of an abandoned product line as it had no related revenue.
Research and development expenses. Research and development expenses for the three months ended June 30, 2017 were $5.4 million, or 9.0% of net revenues, compared to $8.3 million, or 13.2% of net revenues, for the same period in 2016. The decrease in research and development expenses was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 18 months.
Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2017 were $7.0 million, or 11.7% of net revenues, compared to $8.4 million, or 13.3% of net revenues, for the same period in 2016. The decrease was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 18 months.
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2017 were $8.1 million, or 13.5% of net revenues, compared to $10.0 million, or 15.9% of net revenues, for the same period in 2016. The decrease was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 18 months.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended June 30, 2017 and 2016 was $0.9 million and $1.0 million, respectively.
Restructuring charges. Restructuring expenses for the three months ended June 30, 2017 and 2016 were $1.4 million and $0.3 million, respectively, and primarily consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Interest expense, net. Interest expense, net, for the three months ended June 30, 2017 was $4.9 million, compared to interest expense, net, of $3.9 million for the same period in 2016. The increase in interest expense is primarily a result of the increase in the amortization of debt discount related to the increase in the fair value of the embedded conversion feature of the Inseego Notes, as defined and discussed below, as well as the interest expense and amortization of the debt discount and debt issuance costs related to our Term Loan, as discussed below.
Other income (expense), net. Other expense, net, for the three months ended June 30, 2017 was $1.0 million, which primarily related to the termination of the Revolver, as defined below. Other income, net, for the three months ended June 30, 2016 was $5.8 million, which primarily consisted of a gain related to the sale of our Modules Business, partially offset by net unrealized foreign currency losses primarily related to outstanding intercompany loans that Ctrack has with certain of its wholly-owned subsidiaries, which are re-measured at each reporting period.
Income tax provision (benefit). Income tax provision for the three months ended June 30, 2017 was $0.6 million, which primarily related to certain of our profitable entities in foreign jurisdictions. Income tax benefit of $10,000 for the same period in 2016 was primarily related to a reduction in our valuation allowance related to the purchase accounting for certain intangible assets, partially offset by income tax provision related to our profitable entities in foreign jurisdictions.
Net loss (income) attributable to noncontrolling interests. For the three months ended June 30, 2017, net loss attributable to noncontrolling interests was $13,000, compared to net income attributable to noncontrolling interest of $8,000 for the same period in 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net revenues. Net revenues for the six months ended June 30, 2017 were $115.3 million, compared to $129.8 million for the same period in 2016.
The following table summarizes net revenues by our two product categories (in thousands):

	Six Months Ended June 30,		Change
Product Category	2017	2016	$	%
Hardware	$86,411	$103,306	$(16,895)	(16.4)%
SaaS, software and services	28,891	26,449	2,442	9.2%
Total	$115,302	$129,755	$(14,453)	(11.1)%
Hardware. The decrease in hardware net revenues is primarily a result of the divestiture of the Modules Business in the second quarter of 2016 and the abandonment of certain legacy Enfora product lines, as well as reduced sales related to the MiFi Business, primarily in the first quarter of 2017.
SaaS, software and services. The increase in SaaS, software and services net revenues is primarily a result of our increased subscriber base as we continue to build a recurring revenue business.
Cost of net revenues. Cost of net revenues for the six months ended June 30, 2017 was $81.9 million, or 71.0% of net revenues, compared to $85.3 million, or 65.8% of net revenues, for the same period in 2016.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Six Months Ended June 30,		Change
Product Category	2017	2016	$	%
Hardware	$70,820	$76,627	$(5,807)	(7.6)%
SaaS, software and services	9,660	8,707	953	10.9%
Impairment of abandoned product line, net of recoveries	1,407	—	1,407	100.0%
Total	$81,887	$85,334	$(3,447)	(4.0)%
Hardware. The decrease in hardware cost of net revenues is primarily a result of reduced revenues, partially offset by increased costs per unit on new products released in 2017.
SaaS, software and services. The increase in SaaS, software and services cost of net revenues is primarily a result of our increased SaaS, software and services revenues.
Impairment of abandoned product line, net of recoveries. The impairment of abandoned product line reflects the additional write down in the second quarter of 2017 of the value of certain inventory related to product lines abandoned during the fourth quarter of 2016, net of recoveries from a related legal settlement.
Gross profit. Gross profit for the six months ended June 30, 2017 was $33.4 million, or a gross margin of 29.0%, compared to $44.4 million, or a gross margin of 34.2%, for the same period in 2016. The decrease in gross profit was primarily a result of the changes in net revenues and cost of net revenues as discussed above. The decrease in gross margin was primarily a result of decreased gross margins related to the MiFi Business, as well as the impairment of an abandoned product line as it had no related revenue.
Research and development expenses. Research and development expenses for the six months ended June 30, 2017 were $11.7 million, or 10.1% of net revenues, compared to $16.3 million, or 12.6% of net revenues, for the same period in 2016. The decrease was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 18 months.
Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2017 were $14.2 million, or 12.3% of net revenues, compared to $16.1 million, or 12.4% of net revenues, for the same period in 2016. The decrease was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 18 months.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2017 were $20.1 million, or 17.5% of net revenues, compared to $20.2 million, or 15.6% of net revenues, for the same period in 2016. General and administrative expenses decreased slightly for the six months ended June 30, 2017 primarily a result of our cost containment initiatives, including reductions in our workforce over the past 18 months.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the six months ended June 30, 2017 and 2016 was $1.8 million and $1.9 million, respectively.
Restructuring charges, net of recoveries. Restructuring charges, net of recoveries, for the six months ended June 30, 2017 and 2016 were $2.3 million and $0.9 million, respectively, and predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs and other related costs.
Interest expense, net. Interest expense, net for the six months ended June 30, 2017 was $9.0 million, compared to $7.8 million for the same period in 2016. The increase in interest expense is primarily a result of the increase in the amortization of debt discount related to the increase in the fair value of the embedded conversion feature of the Inseego Notes, as defined and discussed below, as well as the interest expense and amortization of the debt discount and debt issuance costs related to our Term Loan, as discussed below.
Other income (expense), net. Other expense, net, for the six months ended June 30, 2017 was $1.6 million, which primarily related to the termination of the Revolver, as defined below. Other income, net, for the six months ended June 30, 2016 was $4.5 million, which primarily consisted of a gain related to the sale of our Modules Business, partially offset by net unrealized foreign currency losses primarily related to outstanding intercompany loans that Ctrack has with certain of its wholly-owned subsidiaries, which are re-measured at each reporting period.
Income tax provision (benefit). Income tax provision for the six months ended June 30, 2017 was $0.9 million, compared to $0.3 million for the same period in 2016. The increase in income tax provision is primarily due to certain of our profitable subsidiaries in foreign jurisdictions. Additionally, for the same period 2016, the income tax provision was partially offset by a reduction in our valuation allowance related to the purchase accounting for certain intangible assets.
Net loss (income) attributable to noncontrolling interests. Net loss attributable to noncontrolling interests was $27,000 for the six months ended June 30, 2017, compared to net income attributable to noncontrolling interest of $13,000 for the same period in 2016.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations.
Revolving Credit Facility
On October 31, 2014, we entered into a five-year senior secured revolving credit facility in the amount of $25.0 million (the “Revolver”) with Wells Fargo Bank, National Association, as lender. On November 17, 2015, the Revolver was amended to increase the maximum borrowing capacity to $48.0 million. On March 20, 2017, at our request, the financial covenants with respect to liquidity requirements and EBITDA targets, among other things, were amended in order to enable draw-downs by the Company from time to time. In exchange for such accommodations, the aggregate amount available under the Revolver was decreased from $48.0 million to $10.0 million and the applicable margin was increased to 4.00% when interest is based on the daily three-month LIBOR and 1.5% when interest is based on the prime rate.
We terminated the Revolver on May 8, 2017, in connection with the execution of the Credit Agreement described below.
Term Loan
On May 8, 2017, we and certain of our direct and indirect subsidiaries entered into a credit agreement (the “Credit Agreement”) with Lakestar Semi Inc., a private investment fund managed by Soros Fund Management LLC (the “Lender”). Pursuant to the Credit Agreement, the Lender provided us with a single term loan in the principal amount of $20.0 million (the “Term Loan”) with a maturity date of May 8, 2018 (the “Maturity Date”). In conjunction with the closing of the Term Loan, we received proceeds of $18.0 million, net of a $2.0 million debt discount, and paid issuance costs of approximately $0.4 million. The Credit Agreement includes customary representations and warranties, a material adverse change clause, as well as customary reporting and financial covenants.
The Term Loan bears interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 10.00%. Interest on the Term Loan is payable on the last business day of each calendar month and on the Maturity Date. Principal on the Term Loan is payable on the Maturity Date.

On May 8, 2017, we and certain of our direct and indirect subsidiaries (collectively, the “Grantors”) entered into a Security and Pledge Agreement with the Lender pursuant to which the Grantors pledged certain of their assets, including the equity interests of certain of their direct and indirect subsidiaries, as collateral to secure the Term Loan.
Convertible Senior Notes
On June 10, 2015, Novatel Wireless issued $120.0 million of 5.50% senior convertible notes due 2020 previously issued by Novatel Wireless (the “Novatel Wireless Notes”) which are governed by the terms of the Novatel Wireless Indenture among Novatel Wireless, as issuer, Inseego and Wilmington Trust, National Association, as trustee, as amended by certain supplemental indentures. The Novatel Wireless Notes are senior unsecured obligations of Novatel Wireless and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Novatel Wireless Notes will mature on June 15, 2020, unless earlier repurchased or converted. The Novatel Wireless Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election, at an initial conversion price of $5.00 per share of our common stock.
On January 9, 2017, in connection with the settlement of an exchange offer and consent solicitation with respect to the Novatel Wireless Notes, the Company issued $119.8 million aggregate principal amount of the 5.50% senior convertible notes due 2022 (the “Inseego Notes” and collectively with the Inseego Notes, the “Convertible Notes”). The Inseego Notes were issued in exchange for the $119.8 million aggregate principal amount of outstanding Novatel Wireless Notes that were validly tendered and accepted for exchange and subsequently canceled. The Inseego Notes are governed by the terms of the Inseego Indenture among the Company, as issuer, and Wilmington Trust, National Association, as trustee. The Inseego Notes are senior unsecured obligations of the Company and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2017. The Inseego Notes, just as the Novatel Wireless Notes did, permit the Company to have a senior credit facility up to a maximum amount of $48.0 million.
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
RER Amendment
Pursuant to the amended merger agreement with respect to our acquisition of FW, we agreed to pay a total of $15.0 million in deferred purchase price in five cash installments over a four-year period, beginning in March 2016. We also agreed to pay a total of approximately $6.1 million in cash over a four-year period, beginning in March 2016, of which approximately $4.6 million remains unpaid, related to the earn-out provisions of the amended merger agreement (see Note 2, Acquisitions and Divestitures, to the unaudited condensed consolidated financial statements included with this report). As of the filing date of this report, the March 2017 cash installment of $5.3 million has not been paid and the Company is disputing its obligation to make such payment (see Note 10, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included with this report).

Historical Cash Flows
The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(15,451)	$(768)
Net cash provided by (used in) investing activities	(2,762)	6,919
Net cash provided by (used in) financing activities	16,822	(188)
Effect of exchange rates on cash and cash equivalents	352	8
Net increase (decrease) in cash and cash equivalents	(1,039)	5,971
Cash and cash equivalents, beginning of period	9,894	12,570
Cash and cash equivalents, end of period	$8,855	$18,541
Operating activities. Net cash used in operating activities was $15.5 million for the six months ended June 30, 2017, compared to $0.8 million for the same period in 2016. Net cash used in operating activities for the six months ended June 30, 2017 was primarily attributable to the net loss in the period, increases in restricted cash, accounts receivable and prepaid expenses and other assets, and decreases in accrued expenses, income taxes and other, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, loss on impairment of abandoned product line and share-based compensation expense, and an increase in accounts payable. Net cash used in operating activities accelerated in the three months ended June 30, 2017 due to the semi-annual interest payment of approximately $3.3 million related to our Convertible Notes paid in June 2017, the posting of approximately $2.5 million in restricted cash in May 2017 to collateralize previously existing letters of credit under the Revolver which was terminated in May 2017 and the payment of approximately $2.0 million in April 2017 related to the 2016 Corporate Bonus Plan. Net cash used in operating activities for the six months ended June 30, 2016 was primarily attributable to the net loss in the period, a gain on the divestiture of certain hardware modules and related assets, and a decrease in accounts payable, partially offset by decreases in accounts receivable and inventory and the non-cash charges for depreciation and amortization, including the amortization of the acquisition-related inventory step up, debt discount and debt issuance costs, the provision for excess and obsolete inventory and share-based compensation expense.
Investing activities. Net cash used in investing activities during the six months ended June 30, 2017 was $2.8 million, compared to net cash provided by investing activities of $6.9 million for the same period in 2016. Cash used in investing activities during the six months ended June 30, 2017 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our solutions. Net cash provided by investing activities for the same period in 2016 was primarily attributable to the sale of certain hardware modules and related assets as well as the sale of certain short-term investments, partially offset by an installment payment related to our acquisition of FW and the capitalization of certain costs related to the research and development of software to be sold in our solutions.
Financing activities. Net cash provided by financing activities during the six months ended June 30, 2017 was $16.8 million, compared to net cash used in financing activities $0.2 million for the same period in 2016. Net cash provided by financing activities during the six months ended June 30, 2017 was primarily related to proceeds from the Term Loan. Net cash used in financing activities for the same period in 2016 was primarily related to principal payments under capital lease obligations and a mortgage bond, partially offset by proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units.
Other Liquidity Needs
As of June 30, 2017, we had available cash and cash equivalents totaling $8.9 million and a working capital deficit of $18.9 million.
The restructuring announced in June 2017 is aimed at significantly reducing our cost of revenues and operating expenses in an effort to increase operating cash flows to eventually be sufficient to offset debt service costs and cash flows from investing activities. Our ability to transition to attaining more profitable operations and generating positive cash flow is dependent upon achieving a level of revenues adequate to support our evolving cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. Our cash and cash equivalents, together with anticipated cash flows from operations, will not be sufficient to meet our working capital needs, including the repayment of the Term Loan on the Maturity Date.
We will need to raise additional funds through either the incurrence of additional debt, or the issuance of additional equity, or both, to repay the borrowings under the Term Loan on or prior to the Maturity Date. We may also decide to raise additional funds to accelerate development of new and existing services and products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required or desired additional financing will be available on terms favorable to us, or at all. In addition, in order to obtain additional borrowings, we must comply with certain requirements under the Credit Agreement or refinance the Term Loan. If additional funds are raised by the issuance of equity securities, our stockholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of our common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations. Although we believe that we will be successful in securing the requisite financing required to repay or refinance the Term Loan before the Maturity Date, if adequate funds are not available or not available on acceptable terms prior to the Maturity Date, we may default on the Term Loan, which could have a material adverse effect on our business, financial condition and results of operations.
Contractual Obligations and Commercial Commitments
During the six months ended June 30, 2017, there were no material changes to our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the termination of the Revolver and the incurrence of the Term Loan on May 8, 2017, as discussed above.
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

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 as a result of the material weakness in internal control over financial reporting that was identified in the year ended December 31, 2016, which primarily resulted from a lack of sufficient resources in key accounting and financial reporting roles within the organization necessary to prepare financial statements in time to meet regulatory filing requirements. This resource constraint was primarily related to the significant distraction of the accounting and finance staff caused by the proposed sale of the MiFi Business and related activities, including the Company’s reorganization, the exchange of the Novatel Wireless Notes and the required proxy solicitation for shareholder approval of the proposed sale of the MiFi Business. Notwithstanding the material weakness that continued to exist as of June 30, 2017, management has concluded that the consolidated financial statements included in this in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the U.S.

During the period covered by this Quarterly Report on Form 10-Q, we initiated an active program to: (a) hire additional employees and upgrade certain accounting positions to provide further support to our finance and accounting team; (b) provide additional functional and system training to employees; (c) document and formalize our accounting policies and internal control processes and to help strengthen supervisory reviews by our management; and (d) design and implement monthly manual controls to manage our financial reporting close processes and to help ensure timely preparation of financial statements. Although we had not fully remediated this material weakness as of June 30, 2017, we continue to actively engage in the implementation of these and other remediation efforts to address this material weakness.
Changes in Internal Control Over Financial Reporting
Except as discussed above, there were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our unaudited financial statements for the three and six months ended June 30, 2017 were prepared under the assumption that we would continue our operations as a going concern. However, the amount of our cash and cash equivalents at June 30, 2017, will not be sufficient to meet the cash requirements to fund planned operations through August 9, 2018 without additional sources of cash, which raises substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from private and/or public offerings of debt or equity securities, sales of assets, or other financing transactions we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.
We may have difficulty refinancing our indebtedness and a prolonged financial restructuring could cause us to lose key management employees and otherwise adversely affect our business.
Our ability to refinance our indebtedness will depend on, among other things, our financial condition and operating performance at the time, restrictions in the agreements governing our indebtedness and other factors, including financial market or industry conditions, many of which are beyond our control. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. As a result, it may be difficult for us to obtain financing on terms that are acceptable to us, or at all. If adequate funds are not available or not available on acceptable terms prior to the Maturity Date, we may default on the Term Loan, which could result in a prolonged financial restructuring or, if such refinancing is ultimately unsuccessful, a bankruptcy proceeding.
A prolonged financial restructuring could disrupt our business and would divert the attention of our management from the operation of our business and implementation of our business plan. It is also possible that a prolonged financial restructuring could cause us to lose many of our key management employees. Such losses of key management employees would likely make it difficult for us to complete a financial restructuring and may make it less likely that we will be able to continue as a viable business.
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
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our Term Loan and our Inseego Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and other fixed charges, fund working capital needs and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.
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
The Credit Agreement relating to our Term Loan contains customary operational covenants, our failure to comply with which could result in a default under the Credit Agreement as well as a cross-default under the Inseego Indenture.
The Credit Agreement for our Term Loan contains usual and customary restrictive covenants relating to the management and operation of our business, and it is likely that any future debt arrangements we may enter into would contain similar covenants. Failure to comply with any of the covenants under the Credit Agreement or any other debt agreement could result in a default under such an agreement and a cross-default under the Inseego Indenture, which could permit the holders of the Inseego Notes to accelerate the maturity of such indebtedness. Any default or cross-default under such indebtedness could have a material adverse effect on our business, results of operations and financial results.

The indebtedness under our Credit Agreement is secured by certain of our assets, including the equity interests of certain of our direct and indirect subsidiaries. As a result of this security interest, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent that the value of such assets exceeded the amount of our indebtedness and other obligations under the Credit Agreement.
Indebtedness under our Credit Agreement is secured by a lien on certain of our assets, including the equity interests of certain of our direct and indirect subsidiaries. Accordingly, if an event of default were to occur under the Credit Agreement, such as a bankruptcy, insolvency, liquidation or other reorganization, the Lender would have a priority right to such assets, to the exclusion of our general creditors. In that event, such assets would first be used to repay in full all indebtedness and other obligations under the Credit Agreement, resulting in all or a portion of such assets being unavailable to satisfy the claims of our unsecured creditors. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for distribution to holders of our equity securities.
Our decision to terminate the Purchase Agreement governing the proposed sale of our MiFi Business and retain ownership of that business could have adverse effects on our business, results of operations and the trading price of our common stock.
In June 2017, we terminated the Purchase Agreement governing the proposed sale of our MiFi Business due to delays and uncertainty in securing approval of the transactions contemplated by the Purchase Agreement from CFIUS. As a result of such termination, we will retain our ownership interest in Novatel Wireless and the MiFi Business. While we believe that market opportunities and the underlying business fundamentals of the MiFi Business have significantly improved since we decided to seek the sale of the business in early 2016 we expect to face significant challenges as we drive that business toward profitability.
The MiFi Business has relatively low gross margins and operates in a very competitive market environment. While our MiFi hotspot products tend to have advanced features which often enable them to be sold at premium prices when they are first introduced, we also have higher costs than most of our competitors due to our small scale and heavy use of U.S.-based engineers in product development. Most of our competitors have substantially greater resources and scale, as would be expected in the relatively mature, consumer electronics product categories which comprise our MiFi Business. Our wireless data modem and mobile hotspots, for example, compete against similar products offered by Huawei, ZTE, Sierra Wireless, TCL, Franklin Wireless and NetGear. More broadly, those products also compete against wireless handset manufacturers such as HTC, Apple, LG and Samsung, which all offer mobile hotspot capability as a feature of their cellular smartphones. Failure to manage these challenges, or failure of our MiFi product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.
Our decision to retain the MiFi Business means that we will continue to depend upon Verizon Wireless for a substantial portion of our revenues, and our business would be negatively affected by an adverse change in our dealings with this customer.
Historically, as a result of the significant revenues associated with our MiFi Business, sales to Verizon Wireless accounted for 54%, 54% and 52% of our consolidated net revenues for the years ended December 31, 2016, 2015 and 2014, respectively. For the three months ended June 30, 2017, sales to Verizon Wireless accounted for 47% of our consolidated net revenues. While we have accelerated our engagements with prospective new MiFi customers, we expect that Verizon Wireless will continue to account for a substantial portion of our net revenues, and any impairment of our relationship with Verizon Wireless would adversely affect our business.
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

Our management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2017 as a result of the material weakness in internal control over financial reporting that was identified in the year ended December 31, 2016 resulting primarily from a lack of sufficient resources in key accounting and financial reporting roles within the organization necessary to prepare financial statements in time to meet regulatory filing requirements. Notwithstanding the material weakness that continued to exist as of June 30, 2017, our management believes that there are no material inaccuracies or omissions of material fact in the Company’s financial statements and, to the best of its knowledge, believes that the consolidated financial statements for the three and six months ended June 30, 2017 fairly present in all material respects the Company’s financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the U.S.
During the six months ended June 30, 2017, we initiated an active program to: (a) hire additional employees and upgrade certain accounting positions to provide further support to our finance and accounting team; (b) provide additional functional and system training to employees; (c) document and formalize our accounting policies and internal control processes and to help strengthen supervisory reviews by our management; and (d) design and implement monthly manual controls to manage our financial reporting close processes and to help ensure timely preparation of financial statements. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective, we cannot provide assurance that this step will be sufficient and we may be required to expend additional resources to remediate the material weakness. A failure to maintain effective internal controls could cause a delay in compliance with our reporting obligations, SEC rules and regulations or Section 404 of the Sarbanes Oxley Act of 2002, which could subject us to a variety of administrative sanctions, including, but not limited to, SEC enforcement action, ineligibility for short form registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which could adversely affect our business and the trading price of our common stock.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

10.1**	Credit Agreement, dated as of May 8, 2017, by and among Inseego Corp., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, and Lakestar Semi Inc., as Lender.

10.2**	Security and Pledge Agreement, dated as of May 8, 2017, by and among Inseego Corp., as the Borrower, certain subsidiaries of the Borrower, as Grantors, and Lakestar Semi Inc., as Lender.

10.3	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2017).

10.4	Employment Offer Letter between Inseego Corp. and Tom Allen, dated May 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed May 22, 2017).

10.5	Consulting Agreement between the Company and Michael Newman, effective as of May 16, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed May 22, 2017).

10.6	Employment Offer Letter, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.7
Change in Control and Severance Agreement, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.8	Indemnification Agreement, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements and footnotes from the Inseego Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date: August 9, 2017	Inseego Corp.

	By:	/s/ DAN MONDOR
Dan Mondor
Chief Executive Officer

By:	/s/ THOMAS ALLEN
Thomas Allen
Chief Financial Officer