Form 10-Q
period 2017-09-30
INSEEGO CORP.
filed 2017-11-07
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒
The number of shares of the registrant’s common stock outstanding as of November 2, 2017 was 58,284,508.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,587	$9,894
Restricted cash	411	—
Accounts receivable, net of allowance for doubtful accounts of $1,931 and $1,660, respectively	21,009	22,203
Inventories	20,964	31,142
Prepaid expenses and other	10,680	5,208
Total current assets	72,651	68,447
Property, plant and equipment, net of accumulated depreciation of $27,567 and $25,032, respectively	6,899	8,392
Rental assets, net of accumulated depreciation of $7,685 and $4,112, respectively	6,816	7,003
Intangible assets, net of accumulated amortization of $22,793 and $17,996, respectively	37,617	40,283
Goodwill	34,846	34,428
Other assets	72	163
Total assets	$158,901	$158,716
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$30,806	$31,242
Accrued expenses and other current liabilities	32,501	27,897
DigiCore bank facilities	2,952	3,238
Total current liabilities	66,259	62,377
Long-term liabilities:
Convertible senior notes, net	82,703	90,908
Term loan, net	43,682	—
Deferred tax liabilities, net	4,449	4,439
Other long-term liabilities	10,688	18,719
Total liabilities	207,781	176,443
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 58,259,353 and 54,372,080 shares issued and outstanding, respectively	58	54
Additional paid-in capital	518,338	507,616
Accumulated other comprehensive loss	(1,361)	(1,409)
Accumulated deficit	(565,937)	(524,024)
Total stockholders’ deficit attributable to Inseego Corp.	(48,902)	(17,763)
Noncontrolling interests	22	36
Total stockholders’ deficit	(48,880)	(17,727)
Total liabilities and stockholders’ deficit	$158,901	$158,716

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues:
Hardware	$42,810	$46,096	$129,221	$149,402
SaaS, software and services	14,651	14,785	43,542	41,234
Total net revenues	57,461	60,881	172,763	190,636
Cost of net revenues:
Hardware	37,277	32,768	108,097	109,395
SaaS, software and services	3,730	5,189	13,390	13,896
Impairment of abandoned product line, net of recoveries	82	—	1,489	—
Total cost of net revenues	41,089	37,957	122,976	123,291
Gross profit	16,372	22,924	49,787	67,345
Operating costs and expenses:
Research and development	5,099	7,942	16,788	24,248
Sales and marketing	6,181	7,953	20,340	24,062
General and administrative	7,118	14,551	27,249	34,744
Amortization of purchased intangible assets	905	1,008	2,714	2,912
Impairment of purchased intangible assets	—	2,594	—	2,594
Restructuring charges, net of recoveries	3,446	794	5,698	1,685
Total operating costs and expenses	22,749	34,842	72,789	90,245
Operating loss	(6,377)	(11,918)	(23,002)	(22,900)
Other income (expense):
Interest expense, net	(5,229)	(3,877)	(14,266)	(11,712)
Other income (expense), net	(1,780)	(3,560)	(3,408)	986
Loss before income taxes	(13,386)	(19,355)	(40,676)	(33,626)
Income tax provision (benefit)	409	(799)	1,270	(478)
Net loss	(13,795)	(18,556)	(41,946)	(33,148)
Less: Net loss (income) attributable to noncontrolling interests	6	(11)	33	(24)
Net loss attributable to Inseego Corp.	$(13,789)	$(18,567)	$(41,913)	$(33,172)
Per share data:
Net loss per share:
Basic and diluted	$(0.23)	$(0.34)	$(0.72)	$(0.62)
Weighted-average shares used in computation of net loss per share:
Basic and diluted	59,004,520	53,876,795	58,157,171	53,584,410

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(13,795)	$(18,556)	$(41,946)	$(33,148)
Foreign currency translation adjustment	(3,224)	4,044	48	6,639
Total comprehensive loss	$(17,019)	$(14,512)	$(41,898)	$(26,509)

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(41,946)	$(33,148)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,098	10,836
Amortization of acquisition-related inventory step-up	—	1,829
Provision for bad debts, net of recoveries	986	96
Loss on impairment of abandoned product line, net of recoveries	1,489	—
Provision for excess and obsolete inventory	876	2,580
Share-based compensation expense	2,942	3,437
Amortization of debt discount and debt issuance costs	7,840	6,335
Loss on extinguishment of debt	2,035	—
Loss on disposal of assets, net of gain on divestiture and sale of other assets	648	(4,290)
Loss on impairment of purchased intangible assets	—	2,594
Deferred income taxes	9	(735)
Non-cash equity earn-out compensation expense	—	2,109
Unrealized foreign currency transaction loss (gain), net	(794)	3,038
Other	(309)	183
Changes in assets and liabilities, net of effects from divestiture:
Restricted cash	(411)	—
Accounts receivable	614	9,881
Inventories	3,637	3,757
Prepaid expenses and other assets	(4,071)	(6,186)
Accounts payable	1,968	(7,077)
Accrued expenses, income taxes, and other	(1,813)	4,812
Net cash provided by (used in) operating activities	(15,202)	51
Cash flows from investing activities:
Installment payments related to past acquisitions	—	(3,750)
Purchases of property, plant and equipment	(1,737)	(875)
Proceeds from the sale of property, plant and equipment	182	392
Proceeds from the sale of divested assets	—	11,300
Proceeds from the sale of short-term investments	—	1,210
Purchases of intangible assets and additions to capitalized software development costs	(2,256)	(2,092)
Net cash provided by (used in) investing activities	(3,811)	6,185
Cash flows from financing activities:
Proceeds from term loans	64,917	—
Payment of issuance costs related to term loans	(905)	—
Repayment of term loan	(20,000)	—
Repurchase of convertible senior notes	(11,900)	—
Net repayment of DigiCore bank and overdraft facilities	(620)	(965)
Principal payments under capital lease obligations	(613)	(722)
Principal payments on mortgage bond	(216)	(175)
Taxes paid on vested restricted stock units, net of proceeds from stock option exercises and employee stock purchase plan	(793)	368
Net cash provided by (used in) financing activities	29,870	(1,494)
Effect of exchange rates on cash and cash equivalents	(1,164)	(147)
Net increase in cash and cash equivalents	9,693	4,595
Cash and cash equivalents, beginning of period	9,894	12,570
Cash and cash equivalents, end of period	$19,587	$17,165
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,571	$3,712
Income taxes	$136	$92
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$4,225	$3,055
Issuance of common stock under amended earn-out agreement	$2,638	$—
Additional debt discount on convertible senior notes	$3,600	$—
Term loan debt discount issued in common stock	$2,340	$—
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Inseego Corp. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at September 30, 2017 and the results of the Company’s operations for the three and nine months ended September 30, 2017 and 2016 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
For the three months ended September 30, 2017 and 2016, the Company incurred a net loss of $13.8 million and $18.6 million, respectively. The Company has a history of operating and net losses and overall usage of cash from operating and investing activities. In June 2017, the Company terminated the proposed sale of its MiFi Business (as defined below) due to delays and uncertainty in securing approval of the sale from the Committee on Foreign Investment in the United States (“CFIUS”) (see Note 2, Acquisitions and Divestitures).
During the nine months ended September 30, 2017, the Company commenced certain restructuring initiatives aimed at significantly reducing the Company’s cost of revenues and operating expenses in an effort to increase operating cash flows to eventually be sufficient to offset debt service costs and cash flows from investing activities. During the three months ended September 30, 2017, the Company refinanced its prior credit agreement which was due on May 8, 2018 with a new term loan that matures on August 23, 2020. The Company’s management believes that its cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet its working capital needs for the next twelve months following the filing date of this report. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level and mix of revenues adequate to support its declining cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of ongoing litigation, the Company may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on its ability to achieve its intended business objectives.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”), which are adopted by the Company as of the specified date. Unless otherwise discussed, management believes the impact of recently issued standards, some of which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements upon adoption.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements upon adoption.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Company has established an implementation team, including the utilization of a revenue consultant, to assist with the assessment of the impact of the new guidance on its operations, consolidated financial statements and related disclosures.  The Company is reviewing each of its revenue streams that may be impacted by the adoption of this guidance, including the determination of whether the performance obligations will change as compared to current generally accepted accounting principles.  The Company is also assessing if sales commissions will need to be capitalized upon adoption of the new guidance and evaluating the proper period to amortize these capitalized costs.  The Company intends to complete the evaluation and implementation process during the fourth quarter of 2017 and adopt the new standard on January 1, 2018 using the modified retrospective method.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On March 23, 2017, the name of Feeney Wireless, LLC was changed to Inseego North America, LLC.
As of September 30, 2017, the total amount of Deferred Purchase Price that remained outstanding was $11.3 million and the total amount outstanding pursuant to the Earn-Out Arrangement was $9.8 million, both of which are included in accrued expenses and other current liabilities and in other long-term liabilities in the unaudited condensed consolidated balance sheets.
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
During the nine months ended September 30, 2017, the Company shipped the remaining hardware modules and related assets due to Telit under the Final Resolution and recognized a related gain of approximately $45,000, which is included in other income (expense), net, in the unaudited condensed consolidated statements of operations.
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
3. Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$10,888	$19,277
Raw materials and components	10,076	11,865
Total inventories	$20,964	$31,142

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Royalties	$2,065	$1,544
Payroll and related expenses	2,779	5,315
Warranty obligations	526	480
Market development funds and price protection	34	320
Professional fees	1,554	4,793
Bank overdrafts	234	489
Accrued interest	1,685	275
Deferred revenue	1,245	1,656
Restructuring	1,635	837
Acquisition-related liabilities	13,186	7,912
Divestiture-related liabilities	—	463
Other	7,558	3,813
Total accrued expenses and other current liabilities	$32,501	$27,897
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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the nine months ended September 30, 2017.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company had no financial instruments measured at fair value on a recurring basis as of September 30, 2017.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2016 (in thousands):

	Balance as of December 31, 2016	Level 1
Assets:
Cash equivalents
Money market funds	$35	$35
Total cash equivalents	$35	$35
Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its $105.1 million in Convertible Notes (as defined below) (see Note 6, Debt). The Company carries its Convertible Notes at amortized cost. The debt and equity components of the Convertible Notes were measured using Level 3 inputs and are not measured on a recurring basis. The fair value of the liability component of the Convertible Notes, which approximates the carrying value of such notes, was $82.7 million and $90.9 million as of September 30, 2017 and December 31, 2016, respectively.
6. Debt
Previous Credit Agreement
On October 31, 2014, the Company entered into a five-year senior secured revolving credit facility in the amount of $25.0 million (the “Revolver”) with Wells Fargo Bank, National Association, as lender. Concurrently with the acquisition of FW, the Company amended the Revolver to include FW as a borrower and Loan Party, as defined by the agreement. On November 17, 2015, the Revolver was amended to increase the maximum borrowing capacity to $48.0 million. On March 20, 2017, at the Company’s request, the financial covenants with respect to liquidity requirements and EBITDA targets, among other things, were amended in order to enable draw-downs by the Company from time to time. In exchange for such accommodations, the aggregate amount available under the Revolver was decreased from $48.0 million to $10.0 million. There was no balance outstanding under the Revolver at December 31, 2016.
The Company terminated the Revolver on May 8, 2017, in connection with the execution of a credit agreement between the Company and Lakestar Semi Inc., a private investment fund managed by Soros Fund Management LLC, dated as of May 8, 2017 (the “Prior Credit Agreement”). The Prior Credit Agreement provided for a $20.0 million secured term loan with a maturity date of May 8, 2018. In conjunction with the closing of the Prior Credit Agreement, the Company received proceeds of $18.0 million, net of a $2.0 million debt discount, and paid issuance costs of approximately $0.4 million.
On August 23, 2017, upon entering into the Credit Agreement described below, the Company used a portion of the proceeds of the new Term Loan (as defined below) to repay all outstanding amounts under and terminate the Prior Credit Agreement. In connection with the termination of the Prior Credit Agreement, the Company recognized a loss on extinguishment of debt of approximately $1.7 million, which is included in other income (expense), net, in the unaudited condensed consolidated statements of operations. There was no early termination fee paid in connection with the termination of the Prior Credit Agreement.
Term Loan
On August 23, 2017, the Company and certain of its direct and indirect subsidiaries (the “Guarantors”) entered into a credit agreement (the “Credit Agreement”) with Cantor Fitzgerald Securities, as administrative agent and collateral agent (the “Agent”), and certain funds managed by Highbridge Capital Management, LLC, as lenders (the “Lenders”). Pursuant to the Credit Agreement, the Lenders provided the Company with a term loan in the principal amount of $48.0 million (the “Term Loan”) with a maturity date of August 23, 2020 (the “Maturity Date”). In conjunction with the closing of the Term Loan, the Company received proceeds of $46.9 million, $35.0 million of which was funded to the Company in cash on the closing date, net of an original issue discount and commitment fee, and the remaining $11.9 million of which was funded through the Company’s repurchase and cancellation of approximately $14.9 million of its outstanding Inseego Notes (as defined below) pursuant to the terms of the Note Purchase Agreement (as defined below). The Company paid issuance costs of approximately

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

$0.5 million. Additionally, the Company issued shares of its common stock and accrued an exit fee, which, when combined with the original debt discount and commitment fee, resulted in a total debt discount of approximately $4.0 million.
The Term Loan is secured by a first priority lien on substantially all of the assets of the Company and the Guarantors, including equity interests in certain of the Company’s direct and indirect subsidiaries, in each case subject to certain customary exceptions and permitted liens. The Credit Agreement includes customary representations and warranties, a material adverse change clause, as well as customary reporting and financial covenants.
The Term Loan bears interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 7.625%. Interest on the Term Loan is payable on the last business day of each calendar month and on the Maturity Date. Principal on the Term Loan is payable on the Maturity Date.
The Term Loan consisted of the following at September 30, 2017 (in thousands):

Principal	$48,000
Less: unamortized debt discount and debt issuance costs	(4,318)
Net carrying amount	$43,682
The effective interest rate on the Term Loan was 12.50% for the period from the date of issuance through September 30, 2017. The following table sets forth total interest expense recognized related to the Term Loan during the three and nine months ended September 30, 2017 (in thousands):

Contractual interest expense	$435
Amortization of debt discount	139
Amortization of debt issuance costs	17
Total interest expense	$591
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
The Novatel Wireless Notes are governed by the terms of an indenture, dated June 10, 2015 (the “Novatel Wireless Indenture”), between Novatel Wireless, as issuer, the Company and Wilmington Trust, National Association, as trustee. The Novatel Wireless Notes are senior unsecured obligations and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Novatel Wireless Notes will mature on June 15, 2020, unless earlier repurchased or converted. The Novatel Wireless Notes will be convertible into cash, shares of the Company’s common stock, or a combination thereof, at the election of the Company, at an initial conversion price of $5.00 per share of the Company’s common stock.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Note Purchase Agreement
On August 23, 2017, in connection with the Credit Agreement described above, the Company and certain of the Lenders entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company repurchased approximately $14.9 million of outstanding Inseego Notes from such Lenders in exchange for $11.9 million deemed to have been loaned to the Company pursuant to the Credit Agreement and the accrued and unpaid interest on such notes. In connection with the repurchase of such notes, the Company recognized a loss on extinguishment of debt of approximately $0.3 million, which is included in other income (expense), net, in the unaudited condensed consolidated statements of operations.
The Convertible Notes consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Liability component:
Principal	$105,125	$120,000
Less: unamortized debt discount and debt issuance costs	(22,422)	(29,092)
Net carrying amount	$82,703	$90,908
Equity component	$41,905	$38,305

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The effective interest rate on the liability component of the Convertible Notes was 19.09% for the nine months ended September 30, 2017. The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contractual interest expense	$1,564	$1,650	$4,864	$4,950
Amortization of debt discount	2,126	1,980	6,586	5,940
Amortization of debt issuance costs	125	132	388	395
Total interest expense	$3,815	$3,762	$11,838	$11,285
7. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$35	$49	$130	$156
Research and development	225	201	541	662
Sales and marketing	320	170	536	593
General and administrative	214	695	1,566	2,026
Restructuring	169	—	169	—
Total	$963	$1,115	$2,942	$3,437
Stock Options
The following table summarizes the Company’s stock option activity:

Outstanding — December 31, 2015	6,084,836
Granted	1,051,550
Exercised	(78,384)
Canceled	(701,799)
Outstanding — December 31, 2016	6,356,203
Granted	3,877,000
Exercised	—
Canceled	(3,238,251)
Outstanding — September 30, 2017	6,994,952
Exercisable — September 30, 2017	2,338,157
At September 30, 2017, total unrecognized compensation expense related to stock options was $3.1 million, which is expected to be recognized over a weighted-average period of 1.71 years.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

Non-vested — December 31, 2015	960,203
Granted	2,914,000
Vested	(461,866)
Forfeited	(436,537)
Non-vested — December 31, 2016	2,975,800
Granted	1,480,301
Vested	(1,162,453)
Forfeited	(2,134,777)
Non-vested — September 30, 2017	1,158,871
At September 30, 2017, total unrecognized compensation expense related to RSUs was $1.3 million, which is expected to be recognized over a weighted-average period of 2.65 years.
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
The calculation of basic and diluted EPS was as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to Inseego Corp.	$(13,789)	$(18,567)	$(41,913)	$(33,172)
Weighted-average common shares outstanding	59,004,520	53,876,795	58,157,171	53,584,410
Basic and diluted net loss per share	$(0.23)	$(0.34)	$(0.72)	$(0.62)
For the three and nine months ended September 30, 2017, the computation of diluted EPS excluded 10,040,453 shares related to warrants, stock options and RSUs as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2016, the computation of diluted EPS excluded 11,653,167 shares related to warrants, stock options and RSUs as their effect would have been anti-dilutive.
9. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the geographic concentration of the Company’s net revenues based on shipping destination:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States and Canada	73.2%	72.4%	72.9%	74.6%
South Africa	17.0	17.7	17.2	15.3
Other	9.8	9.9	9.9	10.1
	100.0%	100.0%	100.0%	100.0%

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Concentrations of Risk
For the three months ended September 30, 2017, two customers accounted for 48.0% and 14.9% of net revenues, respectively. For the three months ended September 30, 2016, one customer accounted for 55.3% of net revenues. For the nine months ended September 30, 2017, two customers accounted for 49.6% and 11.4% of net revenues, respectively. For the nine months ended September 30, 2016, one customer accounted for 54.6% of net revenues.
As of September 30, 2017, one customer accounted for 37.9% of accounts receivable, net.
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
11. Income Taxes
The Company’s effective income tax rate was 3.1% and (4.1)% for the three months ended September 30, 2017 and 2016, respectively, and 3.1% and (1.4)% for the nine months ended September 30, 2017 and 2016, respectively. The Company’s effective income tax rates are significantly lower than the statutory tax rate primarily due to an increase in the Company’s valuation allowance related to its U.S.-based deferred tax amounts, resulting from carryforward net operating losses generated during the three and nine months ended September 30, 2017 and 2016.
Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period.
12. Restructuring
In August 2015, the Company approved a restructuring initiative to better position the Company to operate in current market conditions and more closely align operating expenses with revenues, which included employee severance costs and facility exit related costs. In the fourth quarter of 2015, the Company commenced certain initiatives relating to the

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

reorganization of executive level management (collectively, the “2015 Initiatives”). The Company continued these initiatives in 2016 with a reduction-in-force and the completion of the closure of its facility in Richardson, TX. The 2015 Initiatives are expected to cost a total of approximately $6.0 million and be completed when the Richardson, TX lease expires in June 2020.
In February and June 2017, the Company commenced certain restructuring initiatives intended to continue to improve its strategic focus on its most profitable business lines and consolidate operations of its subsidiaries with those of the Company, including reductions-in-force, further reorganization of executive level management and the consolidation of certain of its facilities (the “2017 Initiatives”). The 2017 Initiatives are expected to cost a total of approximately $5.2 million and be completed when the San Diego, CA lease expires in December 2019.
The following table sets forth activity in the restructuring liability for the nine months ended September 30, 2017 (in thousands):

	Balance at December 31, 2016	Costs Incurred	Payments	Non-cash	Balance at September 30, 2017	Cumulative Costs Incurred to Date
2015 Initiatives
Employee Severance Costs	$455	$—	$(410)	$—	$45	$4,130
Facility Exit Related Costs	588	827	(355)	—	1,060	1,693

2017 Initiatives
Employee Severance Costs	—	2,946	(2,574)	—	372	2,946
Facility Exit Related Costs	—	1,270	(108)	91	1,253	1,270
Other Related Costs	—	655	(296)	(169)	190	655
Total	$1,043	$5,698	$(3,743)	$(78)	$2,920	$10,694
The balance of the restructuring liability at September 30, 2017 consists of approximately $1.6 million in current liabilities and $1.3 million in long-term liabilities.
During the nine months ended September 30, 2017, the Company wrote down the value of certain inventory by approximately $1.5 million, net of recoveries from a related legal settlement, related to the abandonment of certain product lines that management decided to exit. The Company accounted for the adjustment in accordance with the ASC 330, Inventory, and included the adjustment in impairment of abandoned product line, net of recoveries, within cost of net revenues in the unaudited condensed consolidated statements of operations.

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
Trademarks
“Inseego”, the Inseego logo and “N4A” are trademarks or registered trademarks of Inseego. “Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MiFi OS”, “MiFi Powered”, “MiFi Home” and “MiFi Freedom. My Way.” are trademarks or registered trademarks of Novatel Wireless, Inc. (“Novatel Wireless”). “DigiCore”, “Ctrack” and the Ctrack logo are trademarks or registered trademarks of DigiCore. “FW”, “Crossroads” and the Feeney Wireless logo are trademarks or registered trademarks of INA. Other trademarks, trade names or service marks used in this report are the property of their respective owners.
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
Business Overview
We are a leader in the design and development of products and solutions that simplify the Internet of Things (“IoT”), delivering innovative hardware and cloud-based, SaaS services to carriers, distributors, retailers, original equipment manufacturers (“OEMs”) and vertical markets worldwide. We sell mobile broadband solutions, branded as MiFi® products, through national wireless carriers and their distributors in the United States and Canada. We sell telematics solutions globally under the Ctrack brand, including our fleet management, asset tracking and monitoring, stolen vehicle recovery and usage-based insurance platforms. We also sell connectivity solutions and device management services. Our products and solutions provide anywhere, anytime communications and analytics for consumers and businesses of all sizes, with approximately 700,000 global subscribers as of September 30, 2017, including approximately 465,000 subscribers for our Ctrack branded fleet management and vehicle telematics solutions and approximately 235,000 subscribers for our connectivity and device management services.
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
During the nine months ended September 30, 2017, we shipped all remaining hardware modules and related assets, which fulfilled all of our outstanding obligations pursuant to the asset purchase agreement, as amended, and we recognized a gain of approximately $45,000 in connection with such fulfillment, which is included in other income (expense), net, in the unaudited condensed consolidated statements of operations.
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
Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Net revenues. Net revenues for the three months ended September 30, 2017 were $57.5 million, compared to $60.9 million for the same period in 2016.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
Product Category	2017	2016	$	%
Hardware	$42,810	$46,096	$(3,286)	(7.1)%
SaaS, software and services	14,651	14,785	(134)	(0.9)%
Total	$57,461	$60,881	$(3,420)	(5.6)%
Hardware. The decrease in hardware net revenues is primarily a result of reduced sales related to the divested Modules Business, as well as our ongoing transition away from sales of certain lower margin hardware products through INA and Ctrack to focus more on a recurring revenue business model.
SaaS, software and services. The SaaS, software and services net revenues remained consistent period over period.
Cost of net revenues. Cost of net revenues for the three months ended September 30, 2017 was $41.1 million, or 71.5% of net revenues, compared to $38.0 million, or 62.3% of net revenues, for the same period in 2016.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
Product Category	2017	2016	$	%
Hardware	$37,277	$32,768	$4,509	13.8%
SaaS, software and services	3,730	5,189	(1,459)	(28.1)%
Impairment of abandoned product line, net of recoveries	82	—	82	100.0%
Total	$41,089	$37,957	$3,132	8.3%
Hardware. The increase in hardware cost of net revenues is primarily a result of increased costs per unit on new products released in 2017, as well as the one-time sale of certain legacy MiFi products at cost in order to improve our liquidity.
SaaS, software and services. The decrease in SaaS, software and services cost of net revenues is primarily a result of our cost containment initiatives and product mix.
Impairment of abandoned product line, net of recoveries. The impairment of abandoned product line reflects an additional write down of the value of certain inventory related to product lines that were abandoned during the fourth quarter of 2016.
Gross profit. Gross profit for the three months ended September 30, 2017 was $16.4 million, or a gross margin of 28.5%, compared to $22.9 million, or a gross margin of 37.7% for the same period in 2016. The decrease in gross profit was primarily attributable to the changes in net revenues and cost of net revenues as discussed above. The decrease in gross margin was primarily a result of the one-time sale of certain legacy MiFi products at cost in order to improve our liquidity, as well as decreased gross margins related to the MiFi Business.
Research and development expenses. Research and development expenses for the three months ended September 30, 2017 were $5.1 million, or 8.9% of net revenues, compared to $7.9 million, or 13.0% of net revenues, for the same period in 2016. The decrease in research and development expenses was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 21 months.
Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2017 were $6.2 million, or 10.8% of net revenues, compared to $8.0 million, or 13.1% of net revenues, for the same period in 2016. The decrease was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 21 months.
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2017 were $7.1 million, or 12.4% of net revenues, compared to $14.6 million, or 23.9% of net revenues, for the same period in 2016. The decrease was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 21 months.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended September 30, 2017 and 2016 was $0.9 million and $1.0 million, respectively.
Impairment of purchased intangible assets. During the three months ended September 30, 2016, we recorded an impairment loss of $2.6 million primarily related to the developed technologies acquired through our acquisition of FW. We did not have an impairment loss during the same period in 2017.
Restructuring charges. Restructuring expenses for the three months ended September 30, 2017 and 2016 were $3.4 million and $0.8 million, respectively, and primarily consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Interest expense, net. Interest expense, net, for the three months ended September 30, 2017 was $5.2 million, compared to interest expense, net, of $3.9 million for the same period in 2016. The increase in interest expense is primarily a result of the increase in the amortization of debt discount related to the increase in the fair value of the embedded conversion feature of the Inseego Notes (as defined below), as well as the interest expense and amortization of the debt discount and debt issuance costs related to our Term Loan and Prior Credit Agreement, as discussed below.
Other income (expense), net. Other expense, net, for the three months ended September 30, 2017 was $1.8 million, which primarily consisted of a loss on extinguishment of debt related to the repayment of the Prior Credit Agreement and repurchase of certain of our Inseego Notes. Other expense, net, for the three months ended September 30, 2016 was $3.6 million, which primarily consisted of a decrease in the gain recognized in the second quarter of 2016 resulting from the Final Resolution related to our sale of certain hardware modules and related assets to Telit, as well as net unrealized foreign currency losses primarily related to outstanding intercompany loans that Ctrack has with certain of its wholly-owned subsidiaries, which are re-measured at each reporting period.
Income tax provision (benefit). Income tax provision for the three months ended September 30, 2017 was $0.4 million, which primarily related to certain of our profitable entities in foreign jurisdictions. Income tax benefit for the same period in 2016 was $0.8 million, which primarily related to a reduction in our valuation allowance related to the purchase accounting for certain intangible assets, partially offset by income tax provision related to our profitable entities in foreign jurisdictions.
Net loss (income) attributable to noncontrolling interests. For the three months ended September 30, 2017, net loss attributable to noncontrolling interests was $6,000, compared to net income attributable to noncontrolling interest of $11,000 for the same period in 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net revenues. Net revenues for the nine months ended September 30, 2017 were $172.8 million, compared to $190.6 million for the same period in 2016.
The following table summarizes net revenues by our two product categories (in thousands):

	Nine Months Ended September 30,		Change
Product Category	2017	2016	$	%
Hardware	$129,221	$149,402	$(20,181)	(13.5)%
SaaS, software and services	43,542	41,234	2,308	5.6%
Total	$172,763	$190,636	$(17,873)	(9.4)%
Hardware. The decrease in hardware net revenues is primarily a result of the divestiture of the Modules Business in the second quarter of 2016 and the abandonment of certain legacy Enfora product lines, as well as reduced sales related to the MiFi Business.
SaaS, software and services. The increase in SaaS, software and services net revenues is primarily a result of our increased subscriber base as we continue to build a recurring revenue business.
Cost of net revenues. Cost of net revenues for the nine months ended September 30, 2017 was $123.0 million, or 71.2% of net revenues, compared to $123.3 million, or 64.7% of net revenues, for the same period in 2016.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Nine Months Ended September 30,		Change
Product Category	2017	2016	$	%
Hardware	$108,097	$109,395	$(1,298)	(1.2)%
SaaS, software and services	13,390	13,896	(506)	(3.6)%
Impairment of abandoned product line, net of recoveries	1,489	—	1,489	100.0%
Total	$122,976	$123,291	$(315)	(0.3)%
Hardware. The decrease in hardware cost of net revenues is primarily a result of reduced revenues, partially offset by increased costs per unit on new products released in 2017 and the one-time sale of certain legacy MiFi products at cost in order to improve our liquidity in the third quarter of 2017.
SaaS, software and services. The decrease in SaaS, software and services cost of net revenues is primarily a result of our cost containment initiatives and product mix.
Impairment of abandoned product line, net of recoveries. The impairment of abandoned product line reflects the additional write down in the second quarter of 2017 of the value of certain inventory related to product lines which were abandoned during the fourth quarter of 2016, net of recoveries from a related legal settlement.
Gross profit. Gross profit for the nine months ended September 30, 2017 was $49.8 million, or a gross margin of 28.8%, compared to $67.3 million, or a gross margin of 35.3%, for the same period in 2016. The decrease in gross profit was primarily a result of the changes in net revenues and cost of net revenues as discussed above. The decrease in gross margin was primarily a result of decreased gross margins related to the MiFi Business, as well as the impairment of an abandoned product line as it had no related revenue.
Research and development expenses. Research and development expenses for the nine months ended September 30, 2017 were $16.8 million, or 9.7% of net revenues, compared to $24.2 million, or 12.7% of net revenues, for the same period in 2016. The decrease was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 21 months.
Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2017 were $20.3 million, or 11.8% of net revenues, compared to $24.1 million, or 12.6% of net revenues, for the same period in 2016. The decrease was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 21 months.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2017 were $27.2 million, or 15.8% of net revenues, compared to $34.7 million, or 18.2% of net revenues, for the same period in 2016. General and administrative expenses decreased for the nine months ended September 30, 2017 primarily a result of our cost containment initiatives, including reductions in our workforce over the past 21 months.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the nine months ended September 30, 2017 and 2016 was $2.7 million and $2.9 million, respectively.
Impairment of purchased intangible assets. During the nine months ended September 30, 2016, we recorded an impairment loss of $2.6 million primarily related to the developed technologies acquired through our acquisition of FW. We did not have an impairment loss during the same period in 2017.
Restructuring charges, net of recoveries. Restructuring charges, net of recoveries, for the nine months ended September 30, 2017 and 2016 were $5.7 million and $1.7 million, respectively, and predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Interest expense, net. Interest expense, net for the nine months ended September 30, 2017 was $14.3 million, compared to $11.7 million for the same period in 2016. The increase in interest expense is primarily a result of the increase in the amortization of debt discount related to the increase in the fair value of the embedded conversion feature of the Inseego Notes, as well as the interest expense and amortization of the debt discount and debt issuance costs related to our Term Loan and Prior Credit Agreement, as discussed below.
Other income (expense), net. Other expense, net, for the nine months ended September 30, 2017 was $3.4 million, which primarily consisted of a loss on extinguishment of debt related to the repayment of the Prior Credit Agreement and repurchase of certain of our Inseego Notes, as well as the termination of the Revolver (as defined below). Other income, net, for the nine months ended September 30, 2016 was $1.0 million, which primarily consisted of a gain related to the sale of our Modules Business, partially offset by net unrealized foreign currency losses primarily related to outstanding intercompany loans that Ctrack has with certain of its wholly-owned subsidiaries, which are re-measured at each reporting period.
Income tax provision (benefit). Income tax provision for the nine months ended September 30, 2017 was $1.3 million, which primarily related to certain of our profitable entities in foreign jurisdictions. Income tax benefit for the same period in 2016 was $0.5 million, which primarily related to a reduction in our valuation allowance related to the purchase accounting for certain intangible assets, partially offset by income tax provision related to our profitable entities in foreign jurisdictions.
Net loss (income) attributable to noncontrolling interests. Net loss attributable to noncontrolling interests was $33,000 for the nine months ended September 30, 2017, compared to net income attributable to noncontrolling interest of $24,000 for the same period in 2016.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations.
Previous Credit Agreements
On October 31, 2014, we entered into a five-year senior secured revolving credit facility in the amount of $25.0 million (the “Revolver”) with Wells Fargo Bank, National Association, as lender. On November 17, 2015, the Revolver was amended to increase the maximum borrowing capacity to $48.0 million. On March 20, 2017, at our request, the financial covenants with respect to liquidity requirements and EBITDA targets, among other things, were amended in order to enable draw-downs by the Company from time to time. In exchange for such accommodations, the aggregate amount available under the Revolver was decreased from $48.0 million to $10.0 million.
We terminated the Revolver on May 8, 2017, in connection with the execution of a Credit Agreement with Lakestar Semi Inc., a private investment fund managed by Soros Fund Management LLC, dated as of May 8, 2017 (the “Prior Credit Agreement”). The Prior Credit Agreement provided for a $20.0 million secured term loan with a maturity date of May 8, 2018.
On August 23, 2017, upon entering into the Credit Agreement described below, we used a portion of the proceeds of the new Term Loan (as defined below) to repay all outstanding amounts under and terminate the Prior Credit Agreement. In connection with the termination of the Prior Credit Agreement, we recognized a loss on extinguishment of debt of approximately $1.7 million, which is included in other income (expense), net, in the unaudited condensed consolidated statements of operations. There was no early termination fee paid in connection with the termination of the Prior Credit Agreement.

Term Loan
On August 23, 2017, we, and certain of our direct and indirect subsidiaries (the “Guarantors”), entered into a credit agreement (the “Credit Agreement”) with Cantor Fitzgerald Securities, as administrative agent and collateral agent (the “Agent”), and certain funds managed by Highbridge Capital Management, LLC, as lenders (the “Lenders”). Pursuant to the Credit Agreement, the Lenders provided us with a term loan in the principal amount of $48.0 million (the “Term Loan”) with a maturity date of August 23, 2020 (the “Maturity Date”). In conjunction with the closing of the Term Loan, we received proceeds of $46.9 million, $35.0 million of which was funded to us in cash on the closing date, net of approximately $1.1 million related to an original issue discount and commitment fee, and the remaining $11.9 million of which was funded through our repurchase and cancellation of approximately $14.9 million of our outstanding Inseego Notes pursuant to the terms of the Note Purchase Agreement (as defined below). Additionally, in conjunction with the closing of the Term Loan, we issued 2,000,000 shares of our common stock to the Lenders with a market value of approximately $2.3 million, accrued an exit fee of approximately $0.6 million, and paid issuance costs of approximately $0.5 million.
The Term Loan is secured by a first priority lien on substantially all of the assets of the Company and the Guarantors, including equity interests in certain of our direct and indirect subsidiaries, in each case subject to certain customary exceptions and permitted liens. The Credit Agreement includes customary representations and warranties, a material adverse change clause, as well as customary reporting and financial covenants.
The Term Loan bears interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 7.625%. Interest on the Term Loan is payable on the last business day of each calendar month and on the Maturity Date. Principal on the Term Loan is payable on the Maturity Date.
Convertible Senior Notes
On June 10, 2015, Novatel Wireless issued $120.0 million of 5.50% senior convertible notes due 2020 previously issued by Novatel Wireless (the “Novatel Wireless Notes”) which are governed by the terms of an indenture, dated June 10, 2015, between Novatel Wireless, as issuer, Inseego and Wilmington Trust, National Association, as trustee, as amended by certain supplemental indentures. The Novatel Wireless Notes are senior unsecured obligations of Novatel Wireless and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Novatel Wireless Notes will mature on June 15, 2020, unless earlier repurchased or converted. The Novatel Wireless Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election, at an initial conversion price of $5.00 per share of our common stock.
On January 9, 2017, in connection with the settlement of an exchange offer and consent solicitation with respect to the Novatel Wireless Notes, the Company issued $119.8 million aggregate principal amount of the 5.50% senior convertible notes due 2022 (the “Inseego Notes” and collectively with the Inseego Notes, the “Convertible Notes”). The Inseego Notes were issued in exchange for the $119.8 million aggregate principal amount of outstanding Novatel Wireless Notes that were validly tendered and accepted for exchange and subsequently canceled. The Inseego Notes are governed by the terms of an indenture, dated January 9, 2017 (the “Inseego Indenture”), between the Company, as issuer, and Wilmington Trust, National Association, as trustee. The Inseego Notes are senior unsecured obligations of the Company and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2017. The Inseego Notes permit the Company to have a senior credit facility up to a maximum amount of $48.0 million.
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
On August 23, 2017, in connection with the Credit Agreement described above, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the Lenders pursuant to which we repurchased approximately $14.9 million of outstanding Inseego Notes from such Lenders in exchange for $11.9 million deemed to have been loaned to us pursuant to the Credit Agreement and the accrued and unpaid interest on such notes. In connection with the repurchase of such notes, we recognized a loss on extinguishment of debt of approximately $0.3 million, which is included in other income (expense), net, in the unaudited condensed consolidated statements of operations.

As of the filing date of this report, the following aggregate principal amounts remain outstanding (in thousands):

Inseego Notes	$104,875
Novatel Wireless Notes	250
Total	$105,125
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
Historical Cash Flows
The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$(15,202)	$51
Net cash provided by (used in) investing activities	(3,811)	6,185
Net cash provided by (used in) financing activities	29,870	(1,494)
Effect of exchange rates on cash and cash equivalents	(1,164)	(147)
Net increase in cash and cash equivalents	9,693	4,595
Cash and cash equivalents, beginning of period	9,894	12,570
Cash and cash equivalents, end of period	$19,587	$17,165
Operating activities. Net cash used in operating activities was $15.2 million for the nine months ended September 30, 2017, compared to net cash provided by operating activities of $0.1 million for the same period in 2016. Net cash used in operating activities for the nine months ended September 30, 2017 was primarily attributable to the net loss in the period, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, loss on impairment of abandoned product line, loss on extinguishment of debt and share-based compensation expense. Net cash provided by operating activities for the nine months ended September 30, 2016 was primarily attributable to net cash provided by working capital, non-cash charges for depreciation and amortization, including the amortization of the acquisition-related inventory step up and debt discount and debt issuance costs, equity earn-out compensation expense, net unrealized foreign currency transaction losses, loss on impairment of purchased intangible assets, provision for excess and obsolete inventory and share-based compensation expense, partially offset by the net loss in the period and a gain on the divestiture of certain hardware modules and related assets.
Investing activities. Net cash used in investing activities during the nine months ended September 30, 2017 was $3.8 million, compared to net cash provided by investing activities of $6.2 million for the same period in 2016. Cash used in investing activities during the nine months ended September 30, 2017 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our solutions. Net cash provided by investing activities for the same period in 2016 was primarily attributable to the sale of certain hardware modules and related assets as well as the sale of certain short-term investments, partially offset by an installment payment related to our acquisition of FW and the capitalization of certain costs related to the research and development of software to be sold in our solutions.
Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2017 was $29.9 million, compared to net cash used in financing activities $1.5 million for the same period in 2016. Net cash provided by financing activities during the nine months ended September 30, 2017 was primarily related to proceeds from the Term Loan, partially offset by the repurchase of certain Inseego Notes, payment of issuance costs related to the Term Loan and Prior Credit Agreement, net repayments of DigiCore bank and overdraft facilities, principal payments under capital lease obligations and taxes paid on vested restricted stock units. Net cash used in financing activities for the same period in 2016 was primarily related to principal payments under capital lease obligations and a mortgage bond, partially offset by proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units.
Other Liquidity Needs
As of September 30, 2017, we had available cash and cash equivalents totaling $19.6 million and working capital of $6.4 million.
The restructuring announced in June 2017 is aimed at significantly reducing our cost of revenues and operating expenses in an effort to increase operating cash flows to eventually be sufficient to offset debt service costs and cash flows from investing activities. Our ability to transition to attaining more profitable operations and generating positive cash flow is dependent upon achieving a level of revenues adequate to support our evolving cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe that our cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next twelve months following the filing date of this report.
Our liquidity could be impaired if there is any interruption in our business operations, a material failure to satisfy our contractual commitments or a failure to generate revenue from new or existing products.
We may decide to raise additional funds to accelerate development of new and existing services and products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required or desired additional financing will be available on terms favorable to us, or at all. In addition, in order to obtain additional borrowings, we must comply with certain requirements under the Credit Agreement. If additional funds are raised by the issuance of equity securities, our stockholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of our common stock. If additional funds are raised by the issuance of debt securities, we may be subject to certain limitations on our operations.
Contractual Obligations and Commercial Commitments
Except as described above, during the nine months ended September 30, 2017, there were no material changes to our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet arrangements.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2016, which primarily resulted from a lack of sufficient resources in key accounting and financial reporting roles within the organization necessary to prepare financial statements in time to meet regulatory filing requirements.
During the period covered by this Quarterly Report on Form 10-Q, we initiated an active program to: (a) hire additional employees and upgrade certain accounting positions to provide further support to our finance and accounting team; (b) provide additional functional and system training to employees; (c) document and formalize our accounting policies and internal control processes and to help strengthen supervisory reviews by our management; and (d) design and implement monthly manual controls to manage our financial reporting close processes and to help ensure timely preparation of financial statements. Although we had not fully remediated this material weakness as of September 30, 2017, we continue to actively engage in the implementation of these and other remediation efforts to address this material weakness.
Except as discussed above, there were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Indebtedness under our Credit Agreement is secured by a lien on certain of our assets, including the equity interests of certain of our direct and indirect subsidiaries. Accordingly, if an event of default were to occur under the Credit Agreement, such as a bankruptcy, insolvency, liquidation or other reorganization, the Lenders would have a priority right to such assets, to the exclusion of our general creditors. In that event, such assets would first be used to repay in full all indebtedness and other obligations under the Credit Agreement, resulting in all or a portion of such assets being unavailable to satisfy the claims of our unsecured creditors. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for distribution to holders of our equity securities.
If our restructuring activities fail to achieve targeted cost and expense reductions our business and financial performance may be adversely affected.

In June 2017, we announced a restructuring plan aimed at reducing our cost of revenues and operating expenses. This restructuring plan was designed to improve our strategic focus on our most profitable business lines and consolidate operations of certain of our subsidiaries with those of the Company, including reductions-in-force, further reorganization of executive level management and the consolidation of certain of our facilities. During the period covered by this Quarterly Report on Form 10-Q, we incurred $3.4 million of restructuring charges and decreased other operating expenses by $2.1 million. While we expect to continue with our cost and expense reductions we face a variety of risks and uncertainties relating to the effectiveness of such activities. Any delays in the implementation of our restructuring plan or unforeseen expenses related to such activities could have a material adverse effect on our business, results of operations and financial condition.
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
Historically, as a result of the significant revenues associated with our MiFi Business, sales to Verizon Wireless accounted for 54%, 54% and 52% of our consolidated net revenues for the years ended December 31, 2016, 2015 and 2014, respectively. For the three months ended September 30, 2017, sales to Verizon Wireless accounted for 48.0% of our consolidated net revenues. While we have accelerated our engagements with prospective new MiFi customers, we expect that Verizon Wireless will continue to account for a substantial portion of our net revenues, and any impairment of our relationship with Verizon Wireless would adversely affect our business.
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
Our management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017 as a result of the material weakness in internal control over financial reporting that was identified in the year ended December 31, 2016 resulting primarily from a lack of sufficient resources in key accounting and financial reporting roles within the organization necessary to prepare financial statements in time to meet regulatory filing requirements. Notwithstanding the material weakness that continued to exist as of September 30, 2017, our management believes that there are no material inaccuracies or omissions of material fact in the Company’s financial statements and, to the best of its knowledge, believes that the consolidated financial statements for the three and nine months ended September 30, 2017 fairly present in all material respects the Company’s financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the U.S.
During the period covered by this Quarterly Report on Form 10-Q, we initiated an active program to: (a) hire additional employees and upgrade certain accounting positions to provide further support to our finance and accounting team; (b) provide additional functional and system training to employees; (c) document and formalize our accounting policies and internal control processes and to help strengthen supervisory reviews by our management; and (d) design and implement monthly manual controls to manage our financial reporting close processes and to help ensure timely preparation of financial statements. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective at year end, we cannot provide assurance that these steps will be sufficient and we may be required to expend additional resources to remediate the material weakness. A failure to maintain effective internal controls could cause a delay in compliance with our reporting obligations, SEC rules and regulations or Section 404 of the Sarbanes Oxley Act of 2002, which could subject us to a variety of administrative sanctions, including, but not limited to, SEC enforcement action, ineligibility for short form registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which could adversely affect our business and the trading price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of the Company’s equity securities during the three-month period ended September 30, 2017 that were not previously disclosed in a Current Report on Form 8-K.

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

2.5
Final Resolution Letter Agreement, dated September 29, 2016, by and among Novatel Wireless Inc. and Telit Technologies (Cyprus) Limited and Telit Wireless Solutions, Inc. (incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2016).

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
10.1**
Credit Agreement, dated as of August 23, 2017, by and among Inseego Corp. and certain of its direct and indirect subsidiaries, Cantor Fitzgerald Securities, as Agent, and certain funds managed by Highbridge Capital Management, LLC, as Lenders.

10.2**	Security and Pledge Agreement, dated as of August 23, 2017, by and among Inseego Corp and certain of its direct and indirect subsidiaries, as Guarantors, and Cantor Fitzgerald Securities, as Agent.
10.3**	Note Purchase Agreement, dated as of August 23, 2017, by and among Inseego Corp., 1992 MSF International LTD. and 1992 Tactical Credit Master Fund, L.P.
10.4
Offer Letter, dated August 11, 2017, by and between the Company and Stephen Smith with an employment start date of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.5
Change in Control and Severance Agreement, effective August 21, 2017, by and between the Company and Stephen Smith (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.6	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).
10.7**	2017 (Second Half) Inseego Corporate Bonus Plan.
10.8**	Amendment to Offer Letter, dated October 26, 2017, by and between the Company and Dan Mondor.
31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101**
The following financial statements and footnotes from the Inseego Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

*
Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

**	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2017	Inseego Corp.

	By:	/s/ DAN MONDOR
Dan Mondor
Chief Executive Officer

By:	/s/ STEPHEN SMITH
Stephen Smith
Chief Financial Officer