Form 10-K
period 2017-12-31
INSEEGO CORP.
filed 2018-03-16
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission file number: 000-31659
INSEEGO CORP.
(Exact name of registrant as specified in its charter)

Delaware	81-3377646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9605 Scranton Road, Suite 300 San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 812-3400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Global Select Market
Preferred Stock Purchase Rights	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2017, as reported by The Nasdaq Global Select Market, was approximately $55.4 million. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The registrant does not have any non-voting stock issued or outstanding.
The number of shares of the registrant’s common stock outstanding as of March 8, 2018 was 58,830,682.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements. These forward-looking statements include, without limitation, statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Inseego Corp. (the “Company” or “Inseego”) and our industry. These forward-looking statements speak only as of the date of this report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements (although not all forward-looking statements contain these words). Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include those related to:

•	our ability to compete in the market for wireless broadband data access products, wireless modem products, and asset management, monitoring, telematics, vehicle tracking and fleet management products;

•	our ability to develop and timely introduce new products and services successfully;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	our ability to realize the benefits of our recent reorganization transactions;

•
our ability to realize the benefits of recent restructuring activities and cost-reduction initiatives including reductions-in-force, reorganization of executive level management and the consolidation of certain of our facilities;

•	our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our term loan and convertible notes obligations;

•	our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some products used in our solutions;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	our ability to be cost competitive while meeting time-to-market requirements for our customers;

•	our ability to meet the product performance needs of our customers in wireless broadband data access in Internet of Things (“IoT”) markets;

•	demand for fleet, vehicle and asset management software-as-a-service (“SaaS”) telematics solutions;

•	our dependence on wireless telecommunication operators delivering acceptable wireless services;

•	the outcome of any pending or future litigation, including intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development and sale of our products;

•	the introduction of new products that could contain errors or defects;

•	doing business abroad, including foreign currency risks;

•	our ability to make focused investments in research and development; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.

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
Trademarks
“Inseego” and the Inseego logo are trademarks or registered trademarks of Inseego. “Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot” and “MiFi Freedom. My Way.” are trademarks or registered trademarks of Novatel Wireless, Inc. (“Novatel Wireless”). “DigiCore”, “Ctrack” and the Ctrack logo are trademarks or registered trademarks of DigiCore Holdings Limited (“DigiCore” or “Ctrack”). “Inseego North America”, “Skyus” and “Crossroads” are trademarks or registered trademarks of Inseego North America, LLC.
Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I
Item 1.    Business
Inseego Corp. is a Delaware corporation formed in 2016 and is the successor to Novatel Wireless, a Delaware corporation formed in 1996, resulting from an internal reorganization that was completed in November 2016. Our principal offices are located at 9605 Scranton Road, Suite 300, San Diego CA 92121. Our sales and engineering offices are located throughout the world. Inseego’s common stock trades on The NASDAQ Global Select Market under the trading symbol “INSG”.
Overview
Inseego Corp. is a leader in the design and development of products and solutions that enable high performance mobile applications for large enterprise verticals, service providers and small and medium-sized businesses around the globe. Our product portfolio consists of enterprise SaaS solutions and IoT and mobile solutions, which together form the backbone of compelling, intelligent, reliable and secure IoT services with deep business intelligence. Inseego’s products and solutions power mission critical applications with a “zero unscheduled downtime” mandate, such as asset tracking, fleet management, industrial IoT, SD WAN failover management and mobile broadband services. Our solutions are powered by our key innovations in purpose built SaaS cloud platforms, IoT and mobile technologies, including the newly emerging 5G technology.
We have invented and reinvented ways in which the world stays connected, accesses information and derives intelligence from that information. With multiple first-to-market innovations and a strong and growing portfolio of hardware and software innovations for IoT, Inseego has been advancing technology and driving industry transformation for over 30 years. It is this proven expertise and commitment to quality and innovation that makes us a preferred global partner of service providers, distributors, value-added resellers, system integrators, enterprises, small and medium-sized businesses and consumers.
Industry Trends
The mobile industry has experienced tremendous growth for more than 20 years. As the largest technology platform in the world, mobile connectivity has changed the way we work, the way we live and the way we connect with each other. The scale and pace of innovation in mobile technology, especially around connectivity and computing capabilities, is also impacting industries beyond wireless.
Looking ahead, Inseego is working with other leaders in the wireless industry to develop 5G technology, which is the next generation of wireless technology. With the newly defined 5G New Radio (“5G NR”) standard, 5G is being designed to support faster data rates, lower network latency and wider bandwidths of spectrum. Incorporating many of the innovations developed for 4G, 5G is also expected to be scalable and adaptable across a variety of use cases, which include, among others: empowering new industries and services, such as autonomous vehicles and industrial applications, through ultra-reliable, ultra-low latency communication links; and connecting a significant number of IoT service and devices, including the connected home and smart cities devices, with connectivity designed to meet ultra-low power, complexity and cost requirements. 5G is also expected to enhance mobile broadband services, including ultra-high definition (4K) video streaming and augmented and virtual reality, with multi-gigabit speeds.
Most 5G devices are expected to include multimode support for 3G, 4G and Wi-Fi, enabling service continuity where 5G has yet to be deployed and simultaneous connectivity across 4G and Wi-Fi technologies, while also allowing mobile operators to utilize current network deployments. At the same time, 4G is expected to continue to evolve in parallel with the development of 5G and become fundamental to many of the key 5G technologies, such as support for unlicensed spectrum, gigabit LTE user data rates and LTE IoT with connectivity designed to meet the needs of ultra-low power, complexity and cost applications. The first phase of 5G networks are expected to support mobile broadband services in lower spectrum bands below 6 GHz as well as higher bands above 6 GHz, including millimeter wave (mmWave).
According to the Global 5G Market Report issued in January 2018 by Netscribes, Inc. (“Netscribes”), 5G technology is projected to service business frameworks required into 2020 and beyond. Due to socioeconomic transformations brought about by advancements in smart/connected city applications, mobile 5G is projected to be the “next big thing” in connected asset evolution. While mobile 4G LTE will continue to drive substantial volumes over the next decade, Netscribes predicts that the global 5G market will grow at a rate in excess of 95 percent, to greater than $250 billion by 2025. 5G technology is expected to address the rising demands for advanced applications, continued adoption of IoT devices and applications, and the rising bandwidth demands associated with said applications.
We continue to work closely with mobile operators, chipset suppliers and infrastructure companies around the world on 5G developments and trials in preparation for commercial network launches.

The adoption of IoT technology continues to grow as companies across a wide range of industries are leveraging IoT technologies to increase efficiency, gain better customer insights, facilitate compliance and build new business models. IoT growth is expanding broadly, and adoption is particularly strong in the telematics and transportation industries and in industrial IoT markets such as smart city infrastructure, utilities and energy management. We are building IoT capabilities by leveraging business models that monetize usage on most major carrier networks. We have developed IoT solutions that address key market needs for asset tracking applications, telematics, SD WAN failover management and various other industrial applications. In addition, our IoT customers can turn the data that our solutions provide into actionable insights to develop new services and create revenue growth.
Our IoT solutions enable applications for various vertical markets, such as fleet and asset tracking and telematics, smart city applications to improve public safety, traffic management and energy management. Our telematics business offers a full array of solutions to both businesses and consumers that combine location-based software, services and data intelligence. We enable our customers to track, safeguard and optimize their most prized assets: people, vehicles, equipment and data. Inseego telematics, sold under the Ctrack brand, is a top commercial telematics provider globally. We serve both the enterprise and small and medium-sized business market segments with advanced solutions and scale in distribution, research and development, and customer support. Additionally, we have made significant strides into the burgeoning aviation vertical.
Strategic Realignment
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
In June 2017, we terminated the Purchase Agreement due to delays and uncertainty in securing approval of the transactions contemplated by the Purchase Agreement from the Committee on Foreign Investment in the United States (“CFIUS”) and announced key leadership changes and a Company-wide restructuring designed to improve execution, enhance financial performance and drive profitable growth as we worked to create sustainable long-term value for shareholders. As part of the restructuring plan, among other actions, we implemented cost reduction measures which included a series of targeted reductions across our businesses and geographies, and rationalization of our businesses. As a result of the termination of the transaction described above and the institution of certain restructuring initiatives, we retained our ownership interest in Novatel Wireless and the MiFi Business.
One of the many benefits associated with the retention of the MiFi Business is the retention of know-how and intellectual property essential to the development of advanced wireless technologies, such as the newly emerging 5G NR standard.
Our Strategy
Our objective is to be a leader in high performance mobile applications for large enterprise verticals, service providers and small and medium-sized businesses around the globe. We will meet this objective through innovation we are driving in IoT, mobile and SaaS technologies. In furtherance of that objective, we will continue to focus on mission critical enterprise applications with a “zero unscheduled downtime” mandate, such as asset tracking, fleet management, industrial IoT, SD WAN failover management and mobile broadband services. Our solutions will be powered by our key innovations in IoT, purpose-built SaaS platforms and mobile technologies, including the newly emerging 5G technologies.
The key elements of our strategy are to:

•
Improve SaaS solution penetration. Through our Ctrack telematics and asset tracking platform and subscription management solutions, we provide customers around the world with actionable insights, workflow efficiencies and high security from our cutting-edge cloud platforms. We will continue to expand these solutions into new markets such as the aviation vertical.

•
Expand our IoT solutions portfolio and develop key core mobile technologies within our mobile portfolio. We intend to expand our IoT device portfolio and develop newly emerging 5G technologies, leveraging our modem technologies, intellectual property, and supplier ecosystem.

•
Capitalize on our direct relationships with wireless operators, original equipment manufacturers (“OEMs”) and component suppliers. We intend to continue to capitalize on our direct and long-standing relationships with wireless operators, OEMs and component suppliers in order to strengthen our worldwide market position.

•
Aggressively expand go-to-market offerings through sales resource expansion, channel development and strategic partnerships. We intend to expand our go-to-market resources and channels internationally for our IoT, mobile and cloud solutions.

•
Increase the value of our offerings. As we seek to capitalize on potential growth opportunities, we continue to develop cutting edge IoT, mobile and cloud solutions, with specific focus on end-to-end solutions that enable the best IoT and mobile experience for our customers. For instance, in the Ctrack cloud aviation solution, we allow Ground Support Equipment (“GSEs”) providers to achieve maximum utilization levels, maximum efficiency gains, and eliminate downtime for business-critical ground support equipment. In addition, further emerging 5G developments with anchor customers leveraging our existing modem technologies opens us up to larger worldwide potential markets. Finally, continued investment within both device and platform solutions in predictive analytics, machine learning, and edge intelligence should expand our market opportunities.

Our Sources of Revenue
Inseego sells SaaS, software and services solutions across multiple mobile and industrial IoT vertical markets, including fleet management, vehicle telematics, aviation (ground service) telematics, usage-based insurance, stolen vehicle recovery, asset tracking, monitoring, business connectivity and subscription management. Our SaaS platforms are device-agnostic and provide a standardized, scalable way to order, connect and manage remote assets and improve business operations. The platforms are flexible and support both on-premise server or cloud-based deployments and are the basis for the delivery of a wide range of IoT services in multiple industries.
Our SaaS delivery platforms include our Ctrack platforms, which provide fleet, vehicle, aviation, asset and other telematics applications and our Device Management Solutions (“DMS”), a hosted SaaS platform that helps organizations manage the selection, deployment and spend of their wireless assets by helping them to save money on personnel and telecom expenses.
We provide intelligent wireless hardware products for the worldwide mobile communications and industrial IoT markets. Our hardware products address multiple vertical markets including fleet and commercial telematics, after-market telematics, smart city infrastructure management, remote monitoring and control, security and connected home and wireless surveillance systems. Our broad range of products principally includes intelligent mobile hotspots, wireless routers for IoT applications, USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights, and configure and manage their hardware remotely. Our products currently operate on every major cellular wireless technology platform. Our mobile hotspots, sold under the MiFi brand, are actively used by millions of customers to provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our wireless routers and USB modems serve as gateways to the rapidly growing and underpenetrated IoT market segments. Our telematics and mobile asset tracking hardware devices collect and control critical vehicle data and driver behaviors, and can reliably deliver that information to the cloud, all managed by our services enablement platforms.
We sell our intelligent mobile hotspots primarily to wireless operators either directly or through strategic relationships. Our mobile-hotspot customer base is comprised of wireless operators, including Verizon Wireless in the United States, as well as distributors and various companies in other vertical markets and geographies.
We sell our wireless routers for industrial IoT, integrated telematics and mobile tracking hardware devices through our direct sales force and through distributors. The customer base for our wireless router products is comprised of transportation companies, industrial enterprises, manufacturers, application service providers, system integrators and distributors in various industries, including fleet and vehicle transportation, aviation, energy and industrial automation, security and safety, medical monitoring and government. Integrated telematics devices are also sold by Ctrack and provided as part of the integrated Ctrack SaaS solution.
For the years ended December 31, 2017, 2016 and 2015, the Company’s total net revenues were $219.3 million, $243.6 million and $220.9 million, respectively.
Our Business
Telematics and Asset Tracking Business
Inseego entered the telematics software and services industry through the acquisition of Ctrack in October 2015. Ctrack was founded in South Africa in 1985, and today Ctrack operations span over 50 countries on six continents. Through successful global acquisitions, the Ctrack group broadened its international reach by expanding into the United Kingdom, Europe,

Australia and the United States, and using distributors in emerging markets such as Asia and the balance of the African continent.
With more than 30 years of experience, we are recognized as a leading global provider of advanced fleet management telematics solutions that add value to a global base of customers. We design and develop a robust range of asset management and monitoring systems using GPS satellite positioning, advanced cellular communications and advanced sensory technologies. The result is innovative solutions ranging from basic track-and-trace, with stolen vehicle response services, to complete integrated enterprise-level solutions for large fleet owners across the globe.
Our continued emphasis on research and development of next-generation products keeps Ctrack ahead of the market, meeting demands for value-added, flexible, feature-rich and cost-effective technology across multiple market verticals. Our solutions, coupled with a proven track record in the successful implementation and support of projects of all sizes worldwide, provide Ctrack with a competitive edge with respect to attracting and retaining customers.
Key market verticals supported by our telematics and asset tracking platforms include:

●	Fleet Management
●	Aviation/Airport Asset Tracking
●	Government and Municipality Asset Tracking
●	Workforce Tracking
●	Vehicle Tracking
●	Advanced Data Analytics and Lifecycle Asset Management
●	Insurance Telematics
Other Industry-Specific Solutions
Ctrack is also working closely with a number of industries to understand their unique challenges and requirements, and to increase our competitive advantage. Sectors currently supported include:

●	Service and installation	●	Government, local authorities and municipalities
●	Light delivery	●	Industrial vehicles and equipment
●	Long-haul trucking and trailers	●	OEMs and dealers
●	Utilities	●	Professional services
●	Mining	●	Agriculture
●	Fuel and chemical	●	Transport and car rental
●	Fleet maintenance lease	●	Containers
●	Police and security	●	Refrigeration
●	Construction
IoT and Mobile Business
Our IoT business focuses on addressing applications for a variety of markets including large enterprise verticals and industrial IoT markets. These applications range from smart city infrastructure management, remote monitoring and control, SD WAN failover, enterprise connectivity, etc. Our Skyus branded wireless gateways, routers and modems serve as connectivity solutions for the rapidly growing and underpenetrated IoT market segments. Worldwide IoT spending is expected to increase at a 14% compound annual growth rate, surpassing $1 trillion in 2020 (International Data Corporation, 2017). With many customers using our solutions, we believe that we already have a solid footing in this market. We are continuing to invest and grow this portfolio to realize the opportunities in the growing IoT market.
Our mobile business has been driving advanced mobile technologies for a multitude of consumer and enterprise applications for over 20 years. This portfolio consists of intelligent mobile broadband solutions, HD quality voice VoLTE products, residential 4G routers and an advanced 5G portfolio of products under development. Our mobile broadband solutions, sold under the MiFi brand, are actively used by millions of customers annually to provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. The introduction of 5G technology is rapidly expanding new enterprise and consumer market use cases and opportunities, including residential broadband gateways, industrial automation, massive machine connectivity and autonomous vehicles. We believe we are strategically well placed to realize the opportunity for 5G and we are focused on developing a portfolio of 5G products that we will bring to the market in the future.
Sales and Marketing
We sell our IoT, mobile and telematics solutions and services primarily to enterprises and tier-one service providers in the following industries: transportation, aviation ground services, government and local municipalities, mining, agriculture, construction, professional services, finance and insurance, energy and industrial automation, and security and safety. These products and solutions are sold by our direct sales force and through distributors.
We engage in a wide variety of sales and marketing activities, driving market leadership and global demand through integrated marketing campaigns. This includes product marketing, corporate communications, brand marketing and demand generation.
Geographic Information and Concentrations of Risk
The following table details the geographic concentration of our assets (in thousands):

	December 31,
	2017	2016	2015
United States and Canada	$65,208	$71,564	$112,424
South Africa	68,186	63,693	60,580
Other	24,813	23,459	25,749
	$158,207	$158,716	$198,753
A substantial majority of our revenue during the year ended December 31, 2017 was derived from sales in the United States. See Note 13, Geographic Information and Concentrations of Risk, to our consolidated financial statements for a discussion of our revenue by geographic location. For information regarding risks related to our foreign operations, see the information in “Item 1A. Risk Factors” in Part 1 of this report.
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
Competition
The market for our mobile, IoT and asset tracking/telematics services and solutions is rapidly evolving and highly competitive. It is likely to continue to be affected by new product introductions and industry participants.
We believe the principal competitive factors impacting the market for our products are features and functionality, performance, quality and brand. To maintain and improve our competitive position, we must continue to expand our customer base, invest in research and development, grow our distribution network, and leverage our strategic relationships.
Our products compete with a variety of telematics solutions providers and IoT solutions suppliers. Our current competitors include:

•	Fleet management SaaS and services providers, such as Fleetmatics, Masternaut, TomTom, Telogis, MiX Telematics and Cartrack;

•	Mobile hotspots providers, such as Netgear and Franklin Wireless;

•	IoT solution providers, such as Cradlepoint and Sierra Wireless; and

•	Customer experience software solutions and services providers such as Amdocs.
We believe that we have advantages over our primary competitors due in varying measure to the broad range of customized solutions that we offer, the ease-of-use of our products, and our ability to adapt our products to specific customer needs. As the market for our solutions and services expands, other entrants may seek to compete with us either directly or indirectly.

Research and Development
Our research and development efforts are focused on developing innovative mobile devices, including IoT and advanced routing platforms, and telematics solutions and services, and improving the functionality, design and performance of our current products and solutions. Our research and development expenses for the years ended December 31, 2017, 2016 and 2015 were approximately $21.4 million, $30.7 million and $35.4 million, respectively.
We intend to continue to identify and respond to our customers’ needs by introducing new SaaS, IoT and mobile solutions and product designs that meet the needs of the market and our customers, with an emphasis on creating next generation wireless product platforms targeting mass market initiatives in high growth verticals and technologies such as 5G NR and easy-to-use products and services that enable customers to connect, track, and manage their business systems and assets.
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
Intellectual Property
Our solutions rely on and benefit from our portfolio of intellectual property, including patents and trademarks. We currently own 42 United States patents and 35 foreign patents. In addition, we currently have 26 patent applications pending. The patents that we currently own expire at various times between 2021 and 2035.
We, along with our subsidiaries, also hold a number of trademarks or registered trademarks including “Inseego”, “Inseego North America”, the Inseego logo, “DigiCore”, “Ctrack”, the Ctrack logo, “Crossroads”, “Skyus”, “Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot” and “MiFi Freedom. My Way.”
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
Customers for our products include transportation companies, industrial companies, governmental agencies, manufacturers, application service providers, system integrators and distributors, and enterprises in various industries, including fleet and vehicle transportation, finance, accounting, legal, insurance, energy and industrial automation, security and safety, medical monitoring and government.
Our telematics customer base is comprised of wireless operators, distributors, OEMs and various companies in other vertical markets. Fleet management customers include global enterprises such as BHP Billiton, Super Group, Mammoet and Australia Post. Customers of our government, local council and municipality asset management platforms include Thames Water and the City of Ekurhuleni. Airport asset tracking customers include KLM Equipment Services and Hanover Airport. Usage-based insurance customers include Discovery Insure and Cross Country Insurance Consultants. Our largest vehicle tracking customer is the South African Police Service (SAPS).
Our customers for our business connectivity products include EnerNOC, Creative Mobile Technologies, Fastenal, T-Mobile, Sprint and Verizon Wireless. Our customers for our device management solutions include T-Mobile and Sprint.
A significant portion of our revenue during the year ended December 31, 2017 came from one customer, Verizon Wireless, which represented approximately 51% of our total revenues for the year ended December 31, 2017. It is our intention to diversify our customer base.
Manufacturing and Operations
The hardware used in our solutions is produced by contract manufacturers. Our current contract manufacturers include AsiaTelco Technologies Co. and Inventec Appliances Corporation. In the fourth quarter of 2017, we made a transition to make AsiaTelco Technologies Co. our primary contract manufacturer. Under our manufacturing agreements, such contract manufacturers provide us with services including component procurement, product manufacturing, final assembly, testing, quality control and fulfillment. These contract manufacturers are located in China and South Africa and are able to produce our products using modern state-of-the-art equipment and facilities with relatively low-cost labor.

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
Our operations team manages our relationships with the contract manufacturers as well as other key suppliers. Our operations team focuses on supply chain management and logistics, product quality, inventory and cost optimization, customer fulfillment and new product introduction. We develop and control the software that goes on our devices.
Employees
At December 31, 2017, we had 927 employees. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.
Website Access to SEC Filings
We maintain an Internet website at www.inseego.com. The information contained on our website or that can be accessed through our website does not constitute a part of this report. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file or furnish this information to the SEC.
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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. The following factors, among others, could cause fluctuations in our quarterly operating results:

•	our ability to attract new customers and retain existing customers;

•	our ability to accurately forecast revenue and appropriately plan our expenses;

•	our ability to accurately predict changes in customer demand due to matters beyond our control;

•	our ability to introduce new features, including integration of our existing solutions with third-party software and devices;

•	the actions of our competitors, including consolidation within the industry, pricing changes or the introduction of new services;

•	our ability to effectively manage our growth;

•	our ability to attract and retain key employees;

•	our ability to successfully manage and realize the anticipated benefits of any future acquisitions of businesses, solutions, or technologies;

•	our ability to successfully launch new services or solutions or sell existing services or solutions into additional geographies or vertical markets;

•	the timing and cost of developing or acquiring technologies, services, or businesses;

•	the timing, operating costs, and capital expenditures related to the operation, maintenance, and expansion of our business;

•	service outages or security breaches and any related occurrences which could impact our reputation;

•
the impact of worldwide economic, industry, and market conditions, including disruptions in financial markets and the deterioration of the underlying economic conditions in some countries, and those conditions specific to Internet usage and online businesses;

•	fluctuations in currency exchange rates, particularly the South African Rand to U.S. Dollar exchange rate;

•	trade protection measures (such as tariffs and duties) and import or export licensing requirements;

•	costs associated with defending intellectual property infringement and other claims;

•	changes in law and regulations affecting our business; and

•	provision of fleet management solutions or asset management solutions from cellular carrier-controlled or OEM-controlled channels from which Inseego may be excluded.
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
We have reported net losses in each of the last three fiscal years, and we cannot predict when we will become profitable or if such profitability can be sustained. We expect to continue making significant expenditures to develop and expand our business. Any growth in our revenue or customer base may not be sustainable, and we may not generate sufficient revenue to become profitable. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or sustain profitability, and the failure to fund our capital requirements may negatively impact our ability to achieve our business objectives.
The reorganized company resulting from the acquisitions of R.E.R. Enterprises, Inc. (“RER”) (and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (which has been renamed Inseego North America, LLC) (“FW” or “INA”)) and Ctrack and the recent divestiture of our Modules Business (as defined below) may not perform as we or the market expects, which could have an adverse effect on the price of our common stock.
The reorganized company resulting from the acquisitions of FW and Ctrack in 2015 and the divestiture of our Modules Business in 2016 may not perform as we or the market expects. Risks associated with the reorganized company following these acquisitions and the divestiture include the following:

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
We cannot provide any assurances with respect to the accuracy of our assumptions with respect to future revenues or revenue growth rates, if any, of the reorganized company, and we cannot provide assurances with respect to our ability to realize any expected operating synergies or cost savings from the acquisition of FW and Ctrack and the divestiture of our Modules Business.
The 5G market may take longer to materialize than we expect or, if it does materialize rapidly, we may not be able to meet the development schedule.
The 5G market, including the newly defined 5G NR standard, is accelerating and we believe that we are at the forefront of this newly emerging standard. However, this market may take longer to materialize than we expect which could delay important commercial network launches. Even if the market does materialize at the rapid pace that we are expecting, we may have difficulties meeting the aggressive time lines and getting our target products to market on time to meet the demands of our target customers. The 5G market requires us to design routers and antennas that meet certain technical specifications. We may have difficulties meeting the market and technical specifications and time lines. Additionally, our target customers have no guaranty that the configurations of their respective target products will be successful or that they can reach the appropriate target client base to make our research and development investment worthwhile. Failure to manage these challenges could have a material adverse effect on our financial condition and results of operations.
If we fail to develop and timely introduce new products and services or enter new markets for our products and services successfully, we may not achieve our revenue targets or we may lose key customers or sales and our business could be harmed.
The development of new solutions for mobile broadband data, vehicle tracking, asset management, fleet management and telemetry applications can be difficult, time-consuming and costly. There are inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully developed, related technology standards are not mature, or when the laws and regulations regarding a new product or solution are not mature. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful implementation of new products or services. As we introduce new products or solutions, our current customers may not require or desire the features of these new offerings and may not purchase them or might purchase them in smaller quantities than we had expected. We may face similar risks that our products or solutions will not be accepted by customers as we enter new markets for our solutions, both in the United States and international markets.
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
We cannot assure you that we or our subsidiaries will prevail in any current or future intellectual property infringement or other litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, or require us or our subsidiaries to enter into royalty or licensing agreements. In addition, we or our subsidiaries could be obligated to indemnify our customers against third parties’ claims of intellectual property infringement based on our products or solutions, as is the case in the Carucel litigation for which Novatel Wireless may be obligated to indemnify its customer, Verizon Wireless if Carucel’s infringement claim ultimately results in any liability. If our products or solutions violate any third-party intellectual property rights, we could be required to withdraw them from the market, re-develop them or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our products or solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Withdrawal of any of our products or solutions from the market could harm our business, financial condition and operating results.
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
We rely on a combination of patent laws, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property and proprietary rights. However, our issued patents and any future patents that may issue may not survive a legal challenge to their scope, validity or enforceability, or provide significant protection for us. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. In addition, patents may not issue from any of our current or any future applications and significant portions of our intellectual property are held in the form of trade secrets which are not protected by patents.
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
We are currently engaged in litigation that could be costly to maintain, distracting to management and could, if decided adversely, have a material adverse effect on our financial condition and operating results.
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in connection with the Company’s acquisition of FW, seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. The Company has suspended payments owed to the former stockholders of RER under an earn-out arrangement, pursuant to which the Company would have been required to pay an additional $15.8 million in cash and 1.9 million shares of the Company’s common stock pending the outcome of this litigation. There can be no assurance as to the ultimate outcome of this case. If there is an adverse judgment against the Company, in addition to costs associated with maintaining this lawsuit, it could result in the Company being required to make the suspended payments and could have a material adverse effect on our financial condition and operating results.
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
In June 2017, we terminated the Purchase Agreement governing the proposed sale of our MiFi Business due to delays and uncertainty in securing approval of the transactions contemplated by the Purchase Agreement from CFIUS. As a result of such termination, we retained our ownership interest in Novatel Wireless and the MiFi Business. While we believe that market opportunities and the underlying business fundamentals of the mobile hotspot business have improved since we decided to seek the sale of the business in early 2016 we expect to face significant challenges as we drive that business toward profitability.
The mobile hotspot business has relatively low gross margins and operates in a very competitive market environment. While our mobile hotspot products tend to have advanced features which often enable them to be sold at premium prices when they are first introduced, we also have higher costs than most of our competitors due to our small scale and heavy use of U.S. based engineers in product development. Many of our competitors have substantially greater resources and scale, as would be expected in the relatively mature, consumer electronics product categories which comprise our mobile hotspot business. Our wireless data modem and mobile hotspots, for example, compete against similar products offered by Huawei, ZTE, Sierra Wireless, TCL, Franklin Wireless and NetGear. More broadly, those products also compete against wireless handset manufacturers such as HTC, Apple, LG and Samsung, which all offer mobile hotspot capability as a feature of their cellular smartphones. Failure to manage these challenges, or failure of our hotspot product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Term Loan under the Credit Agreement (each as defined below) and the Convertible Notes (as defined below), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and other fixed charges, fund working capital needs and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance or restructure our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on favorable terms, which could result in a default on our debt obligations.
Interest rates on our Term Loan are tied to the LIBOR plus a fixed percentage. Increases in the prime interest rate (LIBOR) will increase our debt service costs/interest payments.
If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our existing indebtedness or any other indebtedness which we may incur in the future, we would be in default, which could permit the holders of our indebtedness, including the Convertible Notes, to accelerate the maturity of such indebtedness. Any default under such indebtedness could have a material adverse effect on our business, results of operations and financial condition.
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
The credit agreement, dated August 23, 2017, by and among the Company and certain of our direct and indirect subsidiaries (the “Guarantors”), Cantor Fitzgerald Securities, as administrative agent and collateral agent (the “Agent”), and certain funds managed by Highbridge Capital Management, LLC, as lenders (the “Lenders”) (the “Credit Agreement”) which governs our Term Loan contains usual and customary restrictive covenants relating to the management and operation of our business, and it is likely that any future debt arrangements we may enter into would contain similar covenants. Failure to comply with any of the covenants under the Credit Agreement or any other debt agreement could result in a default under such an agreement and a cross-default under the Inseego Indenture (as defined below), which could permit the holders of the Inseego

Notes (as defined below) to accelerate the maturity of such indebtedness. Any default or cross-default under such indebtedness could have a material adverse effect on our business, results of operations and financial results.
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
If our reorganization and restructuring activities fail to achieve targeted cost and expense reductions our business and financial performance may be adversely affected.
In June 2017, we announced a restructuring plan aimed at reducing our cost of revenues and operating expenses. This restructuring plan was designed to improve our strategic focus on our most profitable business lines and consolidate operations of certain of our subsidiaries with those of the Company, including reductions-in-force, further reorganization of executive level management and the consolidation of certain of our facilities. During the period covered by this Annual Report on Form 10-K, we incurred approximately $5.2 million of restructuring charges and decreased other operating expenses by approximately $35.0 million. While we expect to continue with our cost reductions, we face a variety of risks and uncertainties relating to the effectiveness of such activities. Any delays in the implementation of our restructuring plan or unforeseen expenses related to such activities could have a material adverse effect on our business, results of operations and financial condition.
The reorganization and restructuring announced in June 2017 may not yield the expected results, or may result in additional expenditures.
The reorganization and restructuring announced in June 2017 may fail to reduce the Company’s expenditure rate to the correct level. In addition, we may incur additional expenditures or other adverse effects as a result of the reorganization and restructuring which may:

•	require us to further reduce the expenditure rate, which may include planned research and development activities or other operating expenses;

•	make it difficult to retain key personnel as a result of the restructuring; and

•	prevent us from growing sales/revenue with existing customers or adding new customers.
Our ability to transition to more profitable operations is dependent upon the Company achieving a level of revenue adequate to support our evolving cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, or if we become obligated to pay unforeseen expenditures as a result of our reorganization and restructuring activities, we may never achieve our intended business objectives, which could have a material adverse effect on our business, results of operations and financial condition.
Uncertainties relating to recent changes in our management team may adversely affect our operations.
Over the last two years, we have experienced significant turnover in our senior management. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to the lack of management continuity, including diversion of management attention from business concerns, failure to retain other key personnel or inability to hire new key personnel. These risks and uncertainties could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships.
The Company has entered into a Rights Agreement, and if the holders exercise their share purchase rights under such agreement, it could materially adversely affect the price of our common stock and cause dilution to our existing stockholders.
We entered into a rights agreement on January 22, 2018, with Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent (the “Rights Agreement”). The Rights Agreement is intended to discourage acquisitions of our common stock which could result in a cumulative change in ownership of more than 50% within a rolling three-year period, thereby preserving our current ability to utilize net operating loss carryforwards to offset future income tax obligations, which would become subject to limitations if we were to experience an “ownership change,” as defined under Section 382 of the Internal Revenue Code of 1986, as amended. While this Rights Agreement is intended to preserve our current ability to utilize net operating loss carryforwards, it effectively deters current and future purchasers from accumulating more than 4.9% of our common stock, which could delay or discourage takeover attempts that stockholders may consider favorable. In addition, if the share purchase rights under the Rights Agreement are exercised, additional shares of our common stock will be issued, which could cause dilution to our current stockholders. Moreover, sales in the public market of any shares of our common stock issuable upon such exercise, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock. These issuances would also cause our per share net income, if any, to decrease in future periods.
If the Rights Agreement has not been approved or ratified by the stockholders prior to the close of business on the date of the Company’s 2018 Annual Meeting, the preferred stock purchase rights issued pursuant to the Rights Agreement will expire, which could make an acquisition of our common stock that would trigger a limitation on our ability to utilize our net operating loss carryforwards more likely to occur.
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
As part of our business strategy, we may review acquisition and divestiture opportunities that we believe would be advantageous or complementary to the development of our business. Based on these opportunities, we may acquire additional businesses, assets, or technologies in the future. Alternatively, we may divest businesses, assets or technologies. All of these activities are subject to risks and uncertainties and could disrupt or harm our business. For example, if we make an acquisition, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or stock price:

•	use a substantial portion of our available cash;

•	incur substantial debt, which may not be available to us on favorable terms and may adversely affect our liquidity;

•	issue equity or equity-based securities that would dilute the percentage ownership of existing stockholders;

•	assume contingent liabilities; and

•	take substantial charges in connection with acquired assets.
Acquired businesses may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition, such as:

•	failure by previous management to comply with applicable laws or regulations;

•	inaccurate representations; and

•	unfulfilled contractual obligations to customers or vendors.
Other risks of engaging in acquisitions include:

•	difficulties in assimilating acquired operations, products, technologies and personnel;

•	unanticipated costs;

•	diversion of management’s attention from existing operations;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks of entering markets in which we have limited or no prior experience; and

•	potential loss of key employees from either our existing business or the acquired organization.

There are also risks associated with divested businesses or businesses planned to be sold, such as:

•	difficulties separating divested operations from ongoing operations;

•	loss of sales, marketing and operating synergies;

•	loss of key employees and know-how related to the on-going portions of the business;

•	unanticipated costs;

•	diversion of management’s attention from existing operations; and

•	adverse effects on existing business relationships with suppliers and customers.
As a result, if we fail to properly evaluate or implement acquisitions or divestitures, we may not achieve the anticipated benefits of any such transactions, and we may incur unanticipated costs, either of which could harm our business and operating results.
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
Our products compete with a variety of devices, including other wireless modems and mobile hotspots, wireless handsets, wireless handheld computing devices and IoT wireless solutions. Our current competitors include:

•	fleet management SaaS and services providers, such as Fleetmatics, Masternaut, TomTom, Telogis, MiX Telematics and Cartrack;

•	mobile hotspots providers, such as Netgear and Franklin Wireless;

•	IoT solution providers, such as Cradlepoint and Sierra Wireless; and

•	customer experience software solutions and services providers such as Amdocs.
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
The market for asset management and fleet management solutions and the markets for telemetry and tracking solutions are all highly fragmented and competitive, with low barriers to entry. If we do not compete effectively, our operating results may be harmed.
The market for asset management and fleet management solutions and the markets for telemetry and tracking solutions are all highly fragmented, consisting of a large number of vendors, competitive and rapidly changing product and service offerings, with relatively low barriers to entry. Competition in all these markets is based primarily on the level of difficulty in installing, using and maintaining solutions, total cost of ownership, product performance, functionality, interoperability, brand and reputation, distribution channels, industries and the financial resources of the vendor. We expect competition to intensify in the future with the introduction of new technologies and market entrants. For example, in the telematics market, mobile service and software providers, such as Google and makers of GPS navigation devices, such as Garmin, provide limited services at lower prices or at no charge, such as basic GPS- based mapping, tracking and turn-by-turn directions that could be expanded or further developed to more directly compete with our fleet management solutions. In addition, wireless carriers, such as Verizon Wireless, have begun to offer fleet management solutions that benefit from the carrier’s scale and cost advantages which we are unable to match. Similarly, vehicle OEMs may provide factory-installed devices and effectively compete against us directly or indirectly by partnering with other fleet management suppliers. We can provide no assurances that we will be able to compete effectively as this ecosystem as the competitive landscape continues to develop. Competition could result in reduced operating margins, increased sales and marketing expenses and the loss of market share, any of which would likely cause serious harm to our operating results.
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
All of the markets in which we operate are characterized by rapid technological change, frequent introductions of new products, services and solutions and evolving customer demands. In addition, we are affected by changes in the many industries related to the products or services we offer, including the aviation, automotive, telematics, wireless telemetry, GPS navigation device and work flow software industries. As the technologies used in each of these industries evolves, we will face new integration and competition challenges. For example, as automobile manufacturers evolve in-vehicle technology, GPS tracking devices may become standard equipment in new vehicles and compete against some segments of our telematics or asset tracking service offerings. If we are unable to adapt to rapid technological change, it could adversely affect our results of operations and our ability to remain competitive.
If we fail to develop and maintain strategic relationships, we may not be able to penetrate new markets.
A key element of our business strategy is to penetrate new markets by developing new service offerings through strategic relationships with industry participants. We are currently investing, and plan to continue to invest, significant resources to develop these relationships. We believe that our success in penetrating new markets for our products will depend, in part, on our ability to develop and maintain these relationships and to cultivate additional or alternative relationships. There can be no assurance, however, that we will be able to develop additional strategic relationships, that existing relationships will survive and successfully achieve their purposes or that the companies with whom we have strategic relationships will not form competing arrangements with others or determine to compete with us.
Our decision to retain the MiFi Business means that we will continue to depend upon Verizon Wireless for a substantial portion of our revenues, and our business would be negatively affected by an adverse change in our dealings with this customer.
Historically, as a result of the significant revenues associated with our MiFi Business, sales to Verizon Wireless accounted for 51%, 54% and 54% of our consolidated net revenues for the years ended December 31, 2017, 2016 and 2015, respectively. While we have accelerated our engagements with prospective new MiFi customers and continue to focus on growing revenue in other parts of our business, we expect that Verizon Wireless will continue to account for a substantial portion of our net revenues, and any impairment of our relationship with Verizon Wireless would adversely affect our business. Additionally, any change in the forecasted or actual product sell through of Verizon Wireless could have a detrimental impact on our revenue, bottom line and cash position.

We may not be able to retain and increase sales to our existing customers, which could negatively impact our financial results.
We generally seek to license our solutions pursuant to customer agreements with multi-year terms and subscriptions. However, our customers have no obligation to renew these agreements after their initial term expires. We also actively seek to sell additional solutions to our existing customers. If our efforts to satisfy our existing customers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow could be adversely affected. Customers may choose not to renew their subscriptions for many reasons, including the belief that our service is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending, or a belief that our competitors’ services provide better value. Additionally, our customers may not renew for reasons entirely out of our control, such as the dissolution of their business or an economic downturn in their industry. A significant increase in our churn rate would have an adverse effect on our business, financial condition, and operating results.
A part of our growth strategy is to sell additional new features and solutions to our existing customers. Our ability to sell new features to customers will depend in significant part on our ability to anticipate industry evolution, practices and standards and to continue to enhance existing solutions or introduce or acquire new solutions on a timely basis to keep pace with technological developments both within our industry and in related industries, and to remain compliant with any regulations mandated by federal agencies or state-mandated or foreign government regulations as they pertain to our customers. However, we may prove unsuccessful either in developing new features or in expanding the third-party software and products with which our solutions integrate. In addition, the success of any enhancement or new feature depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or feature. Any new solutions we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implements new technologies before we are able to implement them or better anticipates the innovation and integration opportunities in related industries, those competitors may be able to provide more effective or cheaper solutions than ours.
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
Loss of, or a significant reduction in business from, one or more enterprise or government customers could adversely affect our revenue and profitability.
Loss of one or more of our large enterprise or government customers could result in a meaningful decrease in revenue and profitability, as well as a material increase in our customer churn rate. Because of the variability of industries in which our enterprise and government customers operate and the unpredictability of economic conditions in any particular industry which comprises a significant number of our enterprise or government customers, the composition of, and the volume of business from, our enterprise and government customers is likely to change over time. If we lose one or more large enterprise or government customers, or if we experience a significant reduction in business from one or more large enterprise or government customers, there is no assurance that we would be able to replace those customers to generate comparable revenue over a short time period, which could harm our operating results and profitability.
Adverse economic conditions or reduced spending on information technology solutions may adversely impact our revenue and profitability.
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
The success of our business depends, in part, on the capacity, affordability, reliability and prevalence of wireless data networks provided by wireless telecommunications operators and on which our IoT hardware products and solutions operate. Currently, various wireless telecommunications operators, either individually or jointly with us, sell our products in connection with the sale of their wireless data services to their customers. Growth in demand for wireless data access may be limited if, for example, wireless telecommunications operators cease or materially curtail operations, fail to offer services that customers consider valuable at acceptable prices, fail to maintain sufficient capacity to meet demand for wireless data access, delay the expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services or fail to market their services effectively.

Changes in practices of insurance companies in the markets in which we provide our solutions could materially and adversely affect demand for products and services.
We depend in part on the practices of insurance companies in some of our markets to support demand for certain of our products and services. For example, in South Africa, which is currently the largest market for our Ctrack products and services, insurance companies either mandate the installation of tracking devices as a prerequisite for providing insurance coverage to owners of certain vehicles, or provide insurance premium discounts to encourage vehicle owners to subscribe to vehicle tracking and mobile asset recovery solutions such as ours. We benefit from this continued practice in the South African and certain other markets of:

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
We currently outsource the manufacturing of many of our products to companies including AsiaTelco Technologies Co. and Inventec Appliances Corporation. In addition, in 2016 we sold portions of our IoT modules business to Telit (as defined below), and we now rely on Telit to supply us with modules that are critical to the functionality of some of our telematics hardware devices, including devices sold or deployed by Ctrack. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or rejected or our customers could consequently elect to change product demand or cancel the underlying subscription or service. These disruptions would negatively impact our revenues, competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of products used in our services and solutions may be harmed. None of our third-party manufacturers is obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order that we have submitted to, and that has been accepted by, such third-party manufacturer. Our third-party manufacturers could, under some circumstances, decline to accept new purchase orders from us or otherwise reduce their business with us. If a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost effective basis, which would adversely impact our operations. In addition, we generally do not enter into long-term contracts with our manufacturers. As a result, we are subject to price increases due to availability, and subsequent price volatility, in the marketplace of the components and materials needed to manufacture our products. If a third-party manufacturer were to negatively change the product pricing and other terms under which it agrees to manufacture for us and we were unable to locate a suitable alternative manufacturer, our manufacturing costs could increase.
Because we outsource the manufacturing of our products, the cost, quality and availability of third-party manufacturing operations is essential to the successful production and sale of our products. Our reliance on third-party manufacturers exposes us to a number of risks which are outside our control, including:

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
We rely on software and other intellectual property licensed from third parties to develop and offer our solutions. In addition, we may need to obtain future licenses from third parties to use software or other intellectual property associated with our solutions. We cannot assure you that these licenses will be available to us on acceptable terms, without significant price increases or at all. Any loss of the right to use any such software or other intellectual property required for the development and maintenance of our solutions could result in delays in the provision of our solutions until equivalent technology is either developed by us, or, if available from others, is identified, obtained, and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our solutions, which could harm our business.
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
The mobile carriers can and will discontinue radio frequency technologies as they become obsolete. If we are unable to design our solutions into new technologies such as 4G, 4G LTE and 5G or 5G NR, our future prospects and revenues could be limited.
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
Failure to maintain the security of our information and technology networks, including information relating to our customers and employees, could adversely affect us. Furthermore, if security breaches in connection with the delivery of our services allow unauthorized third parties to obtain control or access of our asset management, fleet management and telemetry solutions, our reputation, business, results of operations and financial condition could be harmed.
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

•	increased expense to comply with U.S. laws that apply to foreign operations, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) and Office of Foreign Assets Control regulations;

•	compliance with, and potentially adverse tax consequences of, foreign tax regimes;

•	fluctuations in currency exchange rates, currency exchange controls, price controls and limitations on repatriation of earnings;

•	transportation delays and interruptions;

•	local labor laws;

•	collective bargaining agreements or unionization of employees;

•	local economic conditions;

•	political, social and economic instability and disruptions;

•	acts of terrorism and other security concerns;

•	government embargoes or foreign trade restrictions such as tariffs, duties, taxes or other controls;

•	import and export controls;

•	increased product development costs due to differences among countries’ safety regulations and radio frequency allocation schemes and standards;

•	increased expense related to localization of products and development of foreign language marketing and sales materials;

•	longer sales cycles;

•	longer accounts receivable payment cycles and difficulty in collecting accounts receivable in foreign countries;

•	increased financial accounting and reporting burdens and complexities;

•	workforce reorganizations in various locations;

•	restrictive employment regulations;

•	difficulties in staffing and managing multi-national operations;

•	difficulties and increased expense in implementing corporate policies and controls;

•	international intellectual property laws, which may be more restrictive or offer lower levels of protection than U.S. law;

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
We do not currently employ any vehicles as a hedge against currency fluctuations, however, we may decide to use hedging vehicles in the future. At times, we may attempt to manage the risk associated with currency changes, in part, by minimizing the effects of volatility on cash flows by identifying forecasted transactions exposed to these risks, or we may decide to use hedging vehicles such as foreign exchange forward contracts. Since there is a high correlation between the hedging instruments and the underlying exposures, the gains and losses on these underlying exposures are generally offset by reciprocal changes in the value of the hedging instruments. We may use derivative financial instruments as risk management tools and not for trading or speculative purposes. Nevertheless, there can be no assurance that we will not incur foreign currency losses or that foreign exchange forward contracts we may enter into to reduce the risk of such losses will be successful.
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
We previously identified a material weakness in our internal control over financial reporting, which has now been remediated. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to report our financial results timely and accurately, which could adversely affect investor confidence in the Company, and in turn, our results of operations and our stock price.
Effective internal controls are necessary for us to provide reliable financial reports and operate successfully as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of those controls.
As disclosed in our Form 10-K for the year ended December 31, 2016, we previously identified a material weakness in our internal controls over financial reporting specifically from a lack of sufficient resources in key accounting and financial reporting roles within the organization necessary to prepare financial statements in time to meet regulatory filing requirements. This lack of sufficient resources was the result of a significant number of unusual and one-time challenges to the Company’s personnel and financial reporting processes, including, but not limited to, implementing an internal reorganization, preparing for the anticipated divestiture of the MiFi Business and closure of the Company’s accounting function in Eugene, Oregon. We completed our remediation efforts related to these material weaknesses by, among other things, updating our U.S. GAAP financial statement close process to ensure timely submission and completeness of subsidiary financial information and enhancing electronic communication to include a list of deliverables and checklists to use as a reference tool during our interim and year-end reporting periods.
Although we have remediated this material weakness in our internal controls over financial reporting, any failure to maintain effective internal controls could cause a delay in compliance with our reporting obligations, SEC rules and regulations or Section 404 of the Sarbanes-Oxley Act of 2002, which could subject us to a variety of administrative sanctions, including, but not limited to, SEC enforcement action, ineligibility for short form registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which could adversely affect our business and the trading price of our common stock.
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
Any changes to the accounting systems or new accounting system implementations may be ineffective or cause delays in our ability to provide timely financial results
A change in the Company’s accounting systems or new accounting system implementations could cause trial balance to drift out of balance or hinder the reconciliation of items which are time consuming to diagnose, impacting our ability to provide timely audited and unaudited financial results. Any such change could have a significant impact on the effectiveness of our system of internal controls and could cause a delay in compliance with our reporting obligations, which could adversely affect our business and the trading price of our common stock.
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
As of December 31, 2017, we had outstanding warrants to purchase 1,886,630 shares of our common stock. These warrants are generally only exercisable on a cash basis, but may be exercised on a cashless basis if and only if a registration statement relating to the issuance of the shares underlying the warrants is not then effective or an exemption from registration is not available for the resale of such shares. Any such net exercise will dilute the ownership interests of existing stockholders without any corresponding benefit to the Company of a cash payment for the exercise price of such warrant.
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
Certain provisions in the Inseego Indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Inseego Notes will have the right to require us to repurchase their Inseego Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the Inseego Indenture), we may be required to increase the conversion rate for holders who convert their Inseego Notes in connection with such takeover. In either case, and in other cases, our obligations under the Inseego Notes and the Inseego Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive offices are located in San Diego, California where we lease approximately 21,000 square feet under an arrangement that expires in December 2019 and approximately 12,000 square feet under an arrangement that expires in June 2020. We also currently lease approximately 14,000 square feet in Eugene, Oregon under a lease arrangement that expires in January 2023, and own property in Centurion, South Africa with approximately 28,000 square feet. We further lease space in various geographic locations abroad primarily for sales and support personnel, for research and development, or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.
Item 3.    Legal Proceedings
On May 27, 2015, a patent infringement action was brought against Novatel Wireless by Carucel, a non-practicing entity, seeking approximately $43.0 million in royalties and damages related to past sales of MiFi mobile hotspots (Carucel Investments, L.P. v. Novatel Wireless, Inc., et al., U.S.D.C. S.D. Florida, Civil Action No. 0:15-cv-61116-BB). The complaint alleged that certain MiFi mobile hotspots manufactured by Novatel Wireless infringed claims of patents owned by Carucel. On April 10, 2017, judgment was entered in favor of Novatel Wireless. Carucel has filed to appeal certain orders in the litigation. The Company does not believe there is merit to an appeal by Carucel and intends to vigorously defend the appeal. However, there can be no assurance as to the ultimate outcome of any appeal or other future judgment in this case, and an adverse judgment could have a material adverse effect on the Company’s consolidated results of operations or financial condition.

On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. The Company has suspended payments owed to the former stockholders of RER under an earn-out arrangement, pursuant to which the Company would have been required to pay an additional $15.8 million in cash and 1.9 million shares of the Company’s common stock pending the outcome of this litigation. There can be no assurance as to the ultimate outcome of the future judgment in this case, and an adverse judgment could have a material adverse effect on the Company’s consolidated results of operations or financial condition.
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

	High ($)	Low ($)
2017
First quarter	$3.23	$2.08
Second quarter	$2.43	$0.87
Third quarter	$1.84	$1.01
Fourth quarter	$2.01	$1.26
2016
First quarter	$1.79	$0.84
Second quarter	$1.82	$1.06
Third quarter	$3.80	$1.40
Fourth quarter	$3.18	$2.22
Number of Stockholders of Record
Our outstanding capital stock consists of a single class of common stock. As of March 8, 2018, there were approximately 35 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We have never declared or paid cash dividends on any shares of our capital stock. We currently intend to retain all available funds for use in the operation and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors the Board of Directors may deem relevant. In addition, both the Credit Agreement and the Inseego Indenture contain covenants that limit the ability of the Company to pay cash dividends.
During the first quarter of 2018, our Board of Directors authorized and declared a dividend distribution of one preferred stock purchase right (“Right”) under certain circumstances for each share of the Company’s common stock authorized and outstanding on February 2, 2018. Each Right entitles the holder to purchase one one-thousandth of a share of Series D Preferred Stock, par value $0.001 per share, at a purchase price of $10.00, subject to adjustments. Prior to exercise, the Rights do not give their holders any rights as a stockholder, including any dividend, voting or liquidation rights. The Rights will expire if the Company’s stockholders fail to approve the Rights Agreement at the Company’s 2018 Annual Meeting of Stockholders.

Performance Graph
The following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2012 and December 31, 2017 with the cumulative total return of (i) the Nasdaq Stock Market (U.S.) Index, or the Nasdaq Composite Index, and (ii) the Nasdaq Telecommunications Index, or the Nasdaq Telecom Index, over the same period. This graph assumes the investment of $100.00 on December 31, 2012 in the common stock of the Company, the Nasdaq Composite Index and the Nasdaq Telecom Index and assumes the reinvestment of any dividends. The stockholder return shown on the graph below should not be considered indicative of future stockholder returns and the Company will not make or endorse any predictions as to future stockholder returns.
Unregistered Sales of Equity Securities
None, except as previously disclosed in the Company’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K or as set forth below.
On November 17, 2017, the Company issued 68,966 shares of unregistered common stock to a former employee in a single transaction in connection with a severance agreement with said former employee. The shares were issued to the recipient in an exempt transaction pursuant to Section 4(2) of the Securities Act. No cash proceeds were received by the Company in connection with the issuance.

Item 6.    Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The selected consolidated statements of operations data presented below for each of the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data at December 31, 2017 and 2016 are derived from our consolidated financial statements included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2014 and 2013 and consolidated balance sheet data at December 31, 2015, 2014 and 2013 are derived from the audited consolidated financial statements not included in this report.

	Year Ended December 31,
	2017	2016	2015	2014	2013

Consolidated Statements of Operations Data:	(in thousands, except share and per share data)
Net revenues	$219,297	$243,555	$220,942	$185,245	$335,053
Cost of net revenues	151,962	167,227	161,989	148,198	266,759
Gross profit	67,335	76,328	58,953	37,047	68,294
Operating costs and expenses:
Research and development	21,362	30,655	35,446	34,314	48,246
Sales and marketing	25,019	29,782	20,899	13,792	20,898
General and administrative	34,415	52,387	34,452	15,402	24,179
Amortization of purchased intangible assets	3,601	3,927	2,126	562	562
Impairment of purchased intangible assets	—	2,594	—	—	—
Shareholder litigation loss	—	—	—	790	14,326
Restructuring charges, net of recoveries	5,152	1,987	3,821	7,760	3,304
Total operating costs and expenses	89,549	121,332	96,744	72,620	111,515
Operating loss	(22,214)	(45,004)	(37,791)	(35,573)	(43,221)
Other income (expense):
Change in fair value of warrant liability	—	—	—	(3,280)	—
Non-cash change in acquisition-related escrow	—	—	(8,286)	—	—
Interest income (expense), net	(19,332)	(15,597)	(7,164)	(85)	113
Other income (expense), net	(4,080)	414	1,128	(167)	(222)
Loss before income taxes	(45,626)	(60,187)	(52,113)	(39,105)	(43,330)
Income tax provision	214	381	181	124	83
Net loss	(45,840)	(60,568)	(52,294)	(39,229)	(43,413)
Less: Net loss (income) attributable to noncontrolling interests	105	(5)	8	—	—
Net loss attributable to Inseego Corp.	(45,735)	(60,573)	(52,286)	(39,229)	(43,413)
Recognition of beneficial conversion feature	—	—	—	(445)	—
Net loss attributable to common shareholders	$(45,735)	$(60,573)	$(52,286)	$(39,674)	$(43,413)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.78)	$(1.12)	$(0.99)	$(1.05)	$(1.28)
Weighted-average common shares outstanding:
Basic and diluted	58,718,483	53,911,270	52,767,230	37,958,846	33,947,935

	December 31,
	2017	2016	2015	2014	2013

Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents and marketable securities (1)(2)	$21,259	$9,894	$12,570	$17,853	$25,532
Working capital	6,472	6,070	46,764	29,397	40,928
Total assets	158,207	158,716	198,753	95,020	111,465
Total long-term liabilities	143,857	114,066	104,078	6,090	11,848
Total stockholders’ equity (deficit)	(45,615)	(17,727)	30,463	30,546	44,916

(1)	At December 31, 2013, includes restricted marketable securities.

(2)	At December 31, 2017, includes restricted cash.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This report contains certain forward-looking statements relating to future events or our future financial performance. These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. Except as required by law, we assume no responsibility for updating any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of the important risks related to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors” and under the caption “Factors Which May Influence Future Results of Operations” below.
Business Overview and Background
Inseego Corp. is a leader in the design and development of products and solutions that enable high performance mobile applications for large enterprise verticals, service providers and small and medium-sized businesses around the globe. Our product portfolio consists of enterprise SaaS solutions and IoT and mobile solutions, which together form the backbone of compelling, intelligent, reliable and secure IoT services with deep business intelligence. Inseego’s products and solutions power mission critical applications with a “zero unscheduled downtime” mandate, such as asset tracking, fleet management, industrial IoT, SD WAN failover management and mobile broadband services. Our solutions are powered by our key innovations in purpose built SaaS cloud platforms, IoT and mobile technologies, including the newly emerging 5G technology.
We have invented and reinvented ways in which the world stays connected, accesses information and derives intelligence from that information. With multiple first-to-market innovations and a strong and growing portfolio of hardware and software innovations for IoT, Inseego has been advancing technology and driving industry transformation for over 30 years. It is this proven expertise and commitment to quality and innovation that makes us a preferred global partner of service providers, distributors, value-added resellers, system integrators, enterprises, small and medium-sized businesses and consumers.
Industry Trends
The mobile industry has experienced tremendous growth for more than 20 years. As the largest technology platform in the world, mobile connectivity has changed the way we work, the way we live and the way we connect with each other. The scale and pace of innovation in mobile technology, especially around connectivity and computing capabilities, is also impacting industries beyond wireless.
Looking ahead, Inseego is working with other leaders in the wireless industry to develop 5G technology, which is the next generation of wireless technology. With the newly defined 5G NR standard, 5G is being designed to support faster data rates, lower network latency and wider bandwidths of spectrum. Incorporating many of the innovations developed for 4G, 5G is also expected to be scalable and adaptable across a variety of use cases, which include, among others: empowering new industries and services, such as autonomous vehicles and industrial applications, through ultra-reliable, ultra-low latency communication links; and connecting a significant number of IoT service and devices, including the connected home and smart cities devices, with connectivity designed to meet ultra-low power, complexity and cost requirements. 5G is also expected to enhance mobile broadband services, including ultra-high definition (4K) video streaming and augmented and virtual reality, with multi-gigabit speeds.
Most 5G devices are expected to include multimode support for 3G, 4G and Wi-Fi, enabling service continuity where 5G has yet to be deployed and simultaneous connectivity across 4G and Wi-Fi technologies, while also allowing mobile operators to utilize current network deployments. At the same time, 4G is expected to continue to evolve in parallel with the development of 5G and become fundamental to many of the key 5G technologies, such as support for unlicensed spectrum, gigabit LTE user data rates and LTE IoT with connectivity designed to meet the needs of ultra-low power, complexity and cost applications. The first phase of 5G networks are expected to support mobile broadband services in lower spectrum bands below 6 GHz as well as higher bands above 6 GHz, including millimeter wave (mmWave).
According to the Global 5G Market Report issued in January 2018 by Netscribes, 5G technology is projected to service business frameworks required into 2020 and beyond. Due to socioeconomic transformations brought about by advancements in smart/connected city applications, mobile 5G is projected to be the “next big thing” in connected asset evolution. While mobile 4G LTE will continue to drive substantial volumes over the next decade, Netscribes predicts that the global 5G market will grow at a rate in excess of 95 percent, to greater than $250 billion by 2025. 5G technology is expected to address the rising demands for advanced applications, continued adoption of IoT devices and applications, and the rising bandwidth demands associated with said applications.

We continue to work closely with mobile operators, chipset suppliers and infrastructure companies around the world on 5G developments and trials in preparation for commercial network launches. In late 2017, we announced a strategic relationship with Qualcomm and Verizon Wireless to co-develop advanced technologies and devices for the next generation 5G NR wireless market.
The adoption of IoT technology continues to grow as companies across a wide range of industries are leveraging IoT technologies to increase efficiency, gain better customer insights, facilitate compliance and build new business models. IoT growth is expanding broadly, and adoption is particularly strong in the telematics and transportation industries and in industrial IoT markets, such as smart city infrastructure, utilities and energy management. We are building IoT capabilities by leveraging business models that monetize usage on most major carrier networks. We have developed IoT solutions that address key market needs for asset tracking applications, telematics, SD WAN failover management and various other industrial applications. In addition, our IoT customers can turn the data that our solutions provide into actionable insights to develop new services and create revenue growth.
Our IoT solutions enable applications for various vertical markets, such as fleet and asset tracking and telematics, smart city applications to improve public safety, traffic management and energy management. Our telematics business offers a full array of solutions to both businesses and consumers that combine location-based software, services and data intelligence. We enable our customers to track, safeguard and optimize their most prized assets: people, vehicles, equipment and data. Inseego telematics, sold under the Ctrack brand, is a top commercial telematics provider globally. We serve both the enterprise and small and medium-sized business market segments with advanced solutions and scale in distribution, research and development, and customer support. Additionally, we have made significant strides into the burgeoning aviation vertical.
Our Strategy
Our objective is to be a leader in high performance mobile applications for large enterprise verticals, service providers and small and medium-sized businesses around the globe. We will meet this objective through innovation we are driving in IoT, mobile and SaaS technologies. In furtherance of that objective, we will continue to focus on mission critical enterprise applications with a “zero unscheduled downtime” mandate, such as asset tracking, fleet management, industrial IoT, SD WAN failover management and mobile broadband services. Our solutions will be powered by our key innovations in IoT, purpose-built SaaS platforms and mobile technologies, including the newly emerging 5G technologies.
The key elements of our strategy are to:

•
Improve SaaS solution penetration. Through our Ctrack telematics and asset tracking platform and subscription management solutions, we provide customers around the world with actionable insights, workflow efficiencies and high security from our cutting-edge cloud platforms. We will continue to expand these solutions into new markets such as the aviation vertical.

•
Expand our IoT solutions portfolio and develop key core mobile technologies within our mobile portfolio. We intend to expand our IoT device portfolio and develop newly emerging 5G technologies, leveraging our modem technologies, intellectual property, and supplier ecosystem.

•
Capitalize on our direct relationships with wireless operators, OEMs and component suppliers. We intend to continue to capitalize on our direct and long-standing relationships with wireless operators, OEMs and component suppliers in order to strengthen our worldwide market position.

•
Aggressively expand go-to-market offerings through sales resource expansion, channel development and strategic partnerships. We intend to expand our go-to-market resources and channels internationally for our IoT, mobile and cloud solutions.

•
Increase the value of our offerings. As we seek to capitalize on potential growth opportunities, we continue to develop cutting edge IoT, mobile and cloud solutions, with specific focus on end-to-end solutions that enable the best IoT and mobile experience for our customers. For instance, in the Ctrack cloud aviation solution, we allow Ground Support Equipment (“GSEs”) providers to achieve maximum utilization levels, maximum efficiency gains, and eliminate downtime for business-critical ground support equipment. In addition, further emerging 5G developments with anchor customers leveraging our existing modem technologies opens us up to larger worldwide potential markets. Finally, continued investment within both device and platform solutions in predictive analytics, machine learning, and edge intelligence should expand our market opportunities.

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
R.E.R. Enterprises, Inc.
On March 27, 2015, we entered into a merger agreement (“RER Merger Agreement”) with RER to acquire all of the issued and outstanding shares of RER and its wholly-owned subsidiary and principal operating asset, FW (which has been renamed Inseego North America, LLC). The total purchase price was approximately $24.8 million and included a cash payment at closing of approximately $9.3 million, the Company’s assumption of $0.5 million in certain transaction-related expenses incurred by FW, and the future issuance of shares of our common stock valued at $15.0 million (the “Deferred Purchase Price”), which would have been payable in March 2016 pursuant to the original terms of the RER Merger Agreement.
The total consideration of $24.8 million did not include amounts, if any, payable under an earn-out arrangement, pursuant to which we may have been required to pay up to an additional $25.0 million to the former stockholders of RER contingent upon FW’s achievement of certain financial targets for the years ending December 31, 2015, 2016, and 2017 (the “Earn-Out Arrangement”). Such payments, if any, under the Earn-Out Arrangement would have been payable in either cash or shares of the Company’s common stock at the discretion of the Company, and would have been recorded as compensation expense during the service period earned.
On January 5, 2016, the Company and RER amended certain payment terms of the RER Merger Agreement (such agreement, as amended, the “Amended RER Merger Agreement”). Under the Amended RER Merger Agreement, the Deferred Purchase Price that was previously payable in shares of the Company’s common stock in March 2016 was agreed to be paid in five cash installments over a four-year period, beginning in March 2016. In addition, the Earn-Out Arrangement was amended as follows: (a) any amount earned under the Earn-Out Arrangement for the achievement of financial targets for the year ended December 31, 2015 would be paid in five cash installments over a four-year period, beginning in March 2016; and (b) in replacement of the potential earn-out contingent upon FW’s achievement of certain financial targets for the years ended December 31, 2016 and 2017 we would issue to the former stockholders of RER approximately 2.9 million shares of the Company’s common stock in three equal installments over a three-year period, beginning in March 2017. On March 15, 2017, we issued 973,334 shares of our common stock to the former stockholders of RER in satisfaction of the first installment of this obligation. As of the filing date of this report, the March 2017 and March 2018 cash installments have not been paid and the March 2018 share installment has not been issued. We are disputing our obligations to make such payments and any future payments, in addition to seeking other damages in the related lawsuit (see Note 12, Commitments and Contingencies).
We recognized approximately $7.9 million in expense during the year ended December 31, 2016 in connection with an earn-out payment due to the former shareholders of RER in the form of 2.9 million shares of our common stock.
As of December 31, 2017, the total amount of Deferred Purchase Price that remained outstanding was $11.3 million and the total amount outstanding pursuant to the Earn-Out Arrangement was $9.8 million, both of which are included in accrued expenses and other current liabilities and in other long-term liabilities in the consolidated balance sheets.
Divestitures
Modules Business
On April 11, 2016, the Company signed a definitive asset purchase agreement with Telit Technologies (Cyprus) Limited and Telit Wireless Solutions, Inc. (collectively, “Telit”) pursuant to which the Company sold, and Telit acquired, certain hardware modules and related assets (the “Modules Business”) for an initial purchase price of $11.0 million in cash, which included $9.0 million that was paid to the Company on the closing date of the transaction, $1.0 million that would be paid to the Company in equal quarterly installments over a two-year period in connection with the provision by the Company of certain transition services and $1.0 million that would be paid to the Company following the satisfaction of certain conditions by the

Company, including the assignment of specified contracts and the delivery of certain certifications and approvals. The Company also had the potential to receive an additional cash payment of approximately $3.8 million from Telit related to their purchase of module product inventory from the Company, $1.0 million of which would be paid to the Company in equal quarterly installments over the two-year period following the closing date in connection with the provision by the Company of certain transition services. In addition to the above, the Company may have been entitled to receive a subsequent earn-out payment following the closing of the transaction if certain conditions were met.
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
During the years ended December 31, 2017 and 2016, we recognized a gain of approximately $45,000 and $5.0 million, respectively, in connection with the fulfillment of certain obligations pursuant to the asset purchase agreement, as amended, which is included in other income (expense), net, in the consolidated statements of operations.
MiFi Business
On September 21, 2016, the Company entered into the Purchase Agreement, by and among Inseego and Novatel Wireless, on the one hand, and the Purchasers, on the other hand. The Purchase Agreement related to the proposed sale of the Company’s subsidiary, Novatel Wireless, which included the Company’s MiFi Business, to the Purchasers for $50.0 million in cash, subject to potential adjustment for Novatel Wireless’s working capital as of the closing date.
In June 2017, we terminated the Purchase Agreement due to delays and uncertainty in securing approval of the transactions contemplated by the Purchase Agreement from CFIUS and announced key leadership changes and a Company-wide restructuring designed to improve execution, enhance financial performance and drive profitable growth as we worked to create sustainable long-term value for shareholders. As part of the restructuring plan, among other actions, we implemented cost reduction measures which included a series of targeted reductions across our businesses and geographies, and rationalization of our businesses. As a result of the termination of the transaction described above and the institution of certain restructuring initiatives, we retained our ownership interest in Novatel Wireless and the MiFi Business.
One of the many benefits associated with the retention of the MiFi Business is the retention of know-how and intellectual property essential to the development of advanced wireless technologies, such as the newly emerging 5G NR standard.
Internal Reorganization
In order to facilitate the proposed sale of Novatel Wireless, we completed an internal reorganization in November 2016 (the “Reorganization”). The first step of the Reorganization was the formation of Inseego (formerly known as Vanilla Technologies, Inc.) as a direct, wholly owned subsidiary of Novatel Wireless. Inseego then formed Vanilla Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Inseego (“Merger Sub”). Merger Sub was formed solely for the purpose of effecting the Reorganization.
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
Business Segment Reporting
We do not provide separate segment reporting for our various lines of business. Our Chief Executive Officer, who is also our Chief Operating Decision Maker, evaluates the business as a single entity and reviews financial information and makes business decisions based on the overall results of the business. As such, the Company’s operations constitute a single operating segment and one reportable segment.
Factors Which May Influence Future Results of Operations
Net Revenues. We believe that our future net revenues will be influenced by a number of factors including:

•	economic environment and related market conditions;

•	increased competition from other fleet and vehicle telematics solutions, as well as suppliers of emerging devices that contain wireless data access or device management feature;

•	acceptance of our products by new vertical markets;

•	growth in the aviation ground vertical;

•	rate of change to new products;

•	phase-out of earlier generation wireless technologies (such as 3G);

•	deployment of 5G infrastructure equipment;

•	adoption of 5G end point products;

•	competition in the area of 5G technology;

•	product pricing; and

•	changes in technologies.
Our revenues are also significantly dependent upon the availability of materials and components used in our hardware products.
We anticipate introducing additional products during the next twelve months, including SaaS telematics solutions and additional service offerings, industrial IoT hardware and services, and other mobile and fixed wireless devices targeting the emerging 5G market. We continue to develop and maintain strategic relationships with tier-one service providers and other wireless industry leaders such as Verizon Wireless, T-Mobile, Sprint, and Qualcomm. Through strategic relationships, we have been able to maintain market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.
Cost of Net Revenues. Cost of net revenues includes all costs associated with our contract manufacturers, distribution, fulfillment and repair services, delivery of SaaS services, warranty costs, amortization of intangible assets, royalties, operations overhead, costs associated with cancellation of purchase orders, and costs related to outside services. Also included in cost of net revenues are costs related to inventory adjustments, including acquisition-related amortization of the fair value of inventory, as well as any write downs for excess and obsolete inventory and abandoned product lines. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.
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
We have undertaken certain restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. Restructuring charges consist primarily of severance costs incurred in connection with the reduction of our workforce and facility exit related costs, as well as discontinued operations if any.

As part of our business strategy, we may review acquisition or divestiture opportunities that we believe would be advantageous or complementary to the development of our business. Given our current cash position and recent losses, any additional acquisitions we make would likely involve issuing stock in order to provide the purchase consideration for the acquisitions. If we make any additional acquisitions, we may incur substantial expenditures in conjunction with the acquisition process and the subsequent assimilation of any acquired business, products, technologies or personnel.
Results of Operations
The following table sets forth our consolidated statements of operations expressed as a percentage of net revenues for the periods indicated.

	Year Ended December 31,
	2017	2016	2015

Net revenues:	(as a percent of net revenues)

Hardware	73.4%	76.9%	92.0%
SaaS, software and services	26.6	23.1	8.0
Total net revenues	100.0	100.0	100.0
Cost of net revenues:
Hardware	61.5	56.2	69.6
SaaS, software and services	8.0	7.7	3.7
Impairment of abandoned product line	(0.1)	4.7	—
Total cost of net revenues	69.3	68.7	73.3
Gross profit	30.7	31.3	26.7
Operating costs and expenses:
Research and development	9.7	12.6	16.0
Sales and marketing	11.4	12.2	9.5
General and administrative	15.7	21.5	15.6
Amortization of purchased intangible assets	1.6	1.6	1.0
Impairment of purchased intangible assets	—	1.1	—
Restructuring charges, net of recoveries	2.3	0.8	1.7
Total operating costs and expenses	40.8	49.8	43.8
Operating loss	(10.1)	(18.5)	(17.1)
Other income (expense):
Non-cash change in acquisition-related escrow	—	—	(3.8)
Interest expense, net	(8.8)	(6.4)	(3.2)
Other income (expense), net	(1.9)	0.2	0.5
Loss before income taxes	(20.8)	(24.7)	(23.6)
Income tax provision	0.1	0.2	0.1
Net loss	(20.9)	(24.9)	(23.7)
Less: Net loss (income) attributable to noncontrolling interests	—	—	—
Net loss attributable to Inseego Corp.	(20.9)%	(24.9)%	(23.7)%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net revenues. Net revenues for the year ended December 31, 2017 were $219.3 million, a decrease of $24.3 million, or 10.0%, compared to the same period in 2016.
The following table summarizes net revenues by our two product categories (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2017	2016	$	%
Hardware	$160,986	$187,375	$(26,389)	(14.1)%
SaaS, software and services	58,311	56,180	2,131	3.8%
Total	$219,297	$243,555	$(24,258)	(10.0)%
Hardware. The decrease in hardware net revenues is primarily a result of the divestiture of the Modules Business in the second quarter of 2016 and the abandonment of certain legacy Enfora, Inc. (“Enfora”) product lines, as well as reduced sales related to the MiFi Business, partially offset by the hardware sales related to the increase in IoT sales.
SaaS, software and services. The increase in SaaS, software and services net revenues is primarily a result of our increased subscriber base as we continue to build a recurring revenue business.
Cost of net revenues. Cost of net revenues for the year ended December 31, 2017 was $152.0 million, or 69.3% of net revenues, compared to $167.2 million, or 68.7% of net revenues, for the same period in 2016.
The following table summarizes cost of net revenues by our two product categories (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2017	2016	$	%
Hardware	$134,795	$136,936	$(2,141)	(1.6)%
SaaS, software and services	17,436	18,751	(1,315)	(7.0)%
Impairment of abandoned product line, net of recoveries	(269)	11,540	(11,809)	(102.3)%
Total	$151,962	$167,227	$(15,265)	(9.1)%
Hardware. The decrease in hardware cost of net revenues is primarily a result of reduced revenues, partially offset by increased costs per unit on new products released in 2017.
SaaS, software and services. The decrease in SaaS, software and services cost of net revenues is primarily a result of our cost containment initiatives and product mix.
Impairment of abandoned product line, net of recoveries. The impairment of abandoned product line includes the write down of the value of certain Enfora inventory related to product lines the Company decided to abandon during the year ended December 31, 2016, net of recoveries related to the subsequent sale of such abandoned products, as well as a legal settlement in 2017.
Gross profit. Gross profit for the year ended December 31, 2017 was $67.3 million, or a gross margin of 30.7%, compared to $76.3 million, or a gross margin of 31.3%, for the same period in 2016. The decrease in gross profit and gross margin was primarily due to decreased gross margins related to the new MiFi products introduced in 2017 and the one-time sale of certain legacy MiFi products at cost in order to improve our liquidity in the third quarter of 2017.
Research and development expenses. Research and development expenses for the year ended December 31, 2017 were $21.4 million, or 9.7% of net revenues, compared to $30.7 million, or 12.6% of net revenues, for the same period in 2016. The decrease was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 24 months.
Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2017 were $25.0 million, or 11.4% of net revenues, compared to $29.8 million, or 12.2% of net revenues, for the same period in 2016. The decrease was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 24 months.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2017 were $34.4 million, or 15.7% of net revenues, compared to $52.4 million, or 21.5% of net revenues, for the same period in 2016. The decrease was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 24 months.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the years ended December 31, 2017 and 2016 was $3.6 million and $3.9 million, respectively.
Impairment of purchased intangible assets. During the year ended December 31, 2016, we recorded an impairment loss of $2.6 million primarily related to the developed technologies acquired through our acquisition of FW. We did not have an impairment of purchased intangible assets during the year ended December 31, 2017.
Restructuring charges, net of recoveries. Restructuring charges, net of recoveries, for the years ended December 31, 2017 and 2016 were $5.2 million and $2.0 million, respectively, and primarily consisted of severance costs incurred in connection with the reduction of our workforce and facility exit related costs.
Interest expense, net. Interest expense, net for the year ended December 31, 2017 was $19.3 million, as compared to $15.6 million for the same period in 2016. The increase in interest expense is primarily a result of the interest expense and amortization of the debt discount and debt issuance costs related to our Term Loan and Prior Credit Agreement, as discussed below, as well as the increase in the amortization of debt discount related to the increase in the fair value of the embedded conversion feature of the Inseego Notes.
Other income (expense), net. Other expense, net, for the year ended December 31, 2017 was $4.1 million, as compared to other income, net, of $0.4 million for the same period in 2016. Other expense, net, for the year ended December 31, 2017 primarily consisted of a loss on extinguishment of debt related to the repayment of the Prior Credit Agreement and repurchase of certain of our Inseego Notes, as well as the termination of the Revolver (as defined below). Other income, net, for the year ended December 31, 2016 primarily consisted of a gain recorded in connection with the sale of our Modules Business, partially offset by net foreign currency transaction losses, including unrealized foreign currency losses on outstanding intercompany loans that Ctrack has with certain of its subsidiaries, which are remeasured at each reporting period.
Income tax provision (benefit). Income tax expense for the year ended December 31, 2017 was $0.2 million as compared to $0.4 million for the same period in 2016.
The effective tax rate for the year ended December 31, 2017 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated during the year.
Net loss (income) attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the year ended December 31, 2017 was $0.1 million as compared to net income attributable to noncontrolling interests of $5,000 for the same period in 2016.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net revenues. Net revenues were approximately $243.6 million during 2016, an increase of approximately $22.6 million or 10.2% compared to 2015.
The following table summarizes net revenues by our two product categories during the years ended December 31, 2016 and 2015 (dollars in thousands):

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
Cost of net revenues. Cost of net revenues for the year ended December 31, 2016 was approximately $167.2 million, or 68.7% of net revenues, as compared to approximately $162.0 million, or 73.3% of net revenues in 2015.

The following table summarizes cost of net revenues by our two product categories (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2016	2015	$	%
Hardware	$136,936	$153,815	$(16,879)	(11.0)%
SaaS, software and services	18,751	8,174	10,577	129.4%
Impairment of abandoned product line, net of recoveries	11,540	—	11,540	100.0%
Total	$167,227	$161,989	$5,238	3.2%
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
Gross profit. Gross profit for the year ended December 31, 2016 was approximately $76.3 million, or 31.3% of net revenues, as compared to approximately $59.0 million, or 26.7% of net revenues, in 2015. The increase in gross profit and gross margin was primarily due to the changes in net revenues and cost of net revenues as discussed above, as the Company sought to transition its revenue mix toward more highly profitable SaaS, software and services business.
Research and development expenses. Research and development expenses for the year ended December 31, 2016 were approximately $30.7 million, or 12.6% of net revenues, compared to approximately $35.4 million, or 16.0% of net revenues, in 2015. The decrease was primarily a result of our cost containment activities in 2016, including reductions in our workforce, partially offset by our acquisition of Ctrack with its research and development expenses.
Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2016 were approximately $29.8 million, or 12.2% of net revenues, compared to approximately $20.9 million, or 9.5% of net revenues, in 2015. The increase was primarily a result of our acquisition of Ctrack with its sales and marketing expenses, partially offset by the release of certain marketing development fund liabilities.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2016 were approximately $52.4 million, or 21.5% of net revenues, compared to approximately $34.5 million, or 15.6% of net revenues, in 2015. The increase was primarily a result of the acquisitions of Ctrack and FW, including non-cash equity earn-out expense, as well as a legal settlement entered into during the year, partially offset by our cost containment initiatives and the lack of an all-employee retention bonus that was paid in 2015.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the years ended December 31, 2016 and 2015 was approximately $3.9 million and $2.1 million, respectively. Amortization of purchased intangible assets for the year ended December 31, 2015 includes the amortization of intangible assets purchased through the acquisitions of Ctrack and FW for the period following their applicable dates of acquisition through December 31, 2015.
Impairment of purchased intangible assets. During the year ended December 31, 2016, we recorded an impairment loss of $2.6 million primarily related to the developed technologies acquired through our acquisition of FW. We did not have an impairment of purchased intangible assets during the year ended December 31, 2015.
Restructuring charges, net of recoveries. Restructuring charges, net of recoveries, for the year ended December 31, 2016 were approximately $2.0 million as compared to approximately $3.8 million for the same period in 2015. Restructuring charges predominantly consisted of severance costs incurred in connection with the reduction of our workforce and facility exit related costs.
Non-cash change in acquisition-related escrow.  During the year ended December 31, 2015, we recorded a non-cash loss of $8.3 million related to an acquisition-related escrow account for the purchase of Ctrack due to the weakening of the South African Rand compared to the U.S. Dollar. We did not have an acquisition-related escrow account during the year ended December 31, 2016.

Interest expense, net. Interest expense, net, for the year ended December 31, 2016 was $15.6 million as compared to $7.2 million for the same period in 2015. The increase in interest expense is primarily a result of the interest expense related to the Novatel Wireless Notes (as defined below) and includes the amortization of the debt discount and debt issuance costs.
Other income (expense), net. Other income, net, for the year ended December 31, 2016 was $0.4 million as compared to other income, net, of $1.1 million for the same period in 2015. Other income, net, for the year ended December 31, 2016 primarily related to a gain recorded in connection with the sale of our Modules Business, partially offset by net foreign currency transaction losses, including unrealized foreign currency losses on outstanding intercompany loans that Ctrack has with certain of its subsidiaries, which are remeasured at each reporting period. Other income, net, for the year ended December 31, 2015 primarily consisted of unrealized foreign currency gains on outstanding intercompany loans that Ctrack has with certain of its subsidiaries.
Income tax provision (benefit). Income tax provision was approximately $0.4 million for the year ended December 31, 2016, as compared to $0.2 million for the same period in 2015.
Net loss (income) attributable to noncontrolling interests. Net income attributable to noncontrolling interests for the year ended December 31, 2016 was $5,000 as compared to net loss attributable to noncontrolling interests of $8,000 for the same period in 2015.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations.
Financing Transactions
On September 3, 2014, we entered into a purchase agreement (the “Financing Purchase Agreement”) with HC2 Holdings 2, Inc., a Delaware corporation (the “Investor”), pursuant to which, on September 8, 2014, we sold to the Investor (i) 7,363,334 shares of our common stock, par value $0.001 per share, (ii) a warrant to purchase 4,117,647 shares of our common stock at an exercise price of $2.26 per share (the “2014 Warrant”) and (iii) 87,196 shares of our Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), all at a purchase price of (a) $1.75 per share of common stock plus, in each case, the related 2014 Warrant and (b) $17.50 per share of Series C Preferred Stock, for aggregate gross proceeds of approximately $14.4 million. On November 17, 2014, each share of Series C Preferred Stock then outstanding automatically converted into ten shares of common stock.
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
As of December 31, 2017, 293,047 shares remain outstanding under the 2014 Warrant.
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
On August 23, 2017, upon entering into the Credit Agreement described below, we used a portion of the proceeds of the new Term Loan (as defined below) to repay all outstanding amounts under and terminate the Prior Credit Agreement. In connection with the termination of the Prior Credit Agreement, we recognized a loss on extinguishment of debt of approximately $1.7 million, which is included in other income (expense), net, in the consolidated statements of operations. There was no early termination fee paid in connection with the termination of the Prior Credit Agreement.

Term Loan
On August 23, 2017, we entered into the Credit Agreement with certain of our direct and indirect subsidiaries, as Guarantors, Cantor Fitzgerald Securities, as Agent, and certain funds managed by Highbridge Capital Management, LLC, as Lenders. Pursuant to the Credit Agreement, the Lenders provided us with a term loan in the principal amount of $48.0 million (the “Term Loan”) with a maturity date of August 23, 2020 (the “Maturity Date”). In conjunction with the closing of the Term Loan, we received proceeds of $46.9 million, $35.0 million of which was funded to us in cash on the closing date, net of approximately $1.1 million related to an original issue discount and commitment fee, and the remaining $11.9 million of which was funded through our repurchase and cancellation of approximately $14.9 million of our outstanding Inseego Notes pursuant to the terms of the Note Purchase Agreement (as defined below). Additionally, in conjunction with the closing of the Term Loan, we issued 2,000,000 shares of our common stock to the Lenders with a market value of approximately $2.3 million, accrued an exit fee of approximately $0.6 million, and paid issuance costs of approximately $0.5 million.
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
Convertible Senior Notes
On June 10, 2015, Novatel Wireless issued $120.0 million of 5.50% convertible senior notes due 2020 (the “Novatel Wireless Notes”) which are governed by the terms of an indenture, dated June 10, 2015, between Novatel Wireless, as issuer, Inseego and Wilmington Trust, National Association, as trustee, as amended by certain supplemental indentures. The Novatel Wireless Notes are senior unsecured obligations of Novatel Wireless and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Novatel Wireless Notes will mature on June 15, 2020, unless earlier repurchased or converted. The Novatel Wireless Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election, at an initial conversion price of $5.00 per share of our common stock. As of December 31, 2017, $250,000 aggregate principal amount of the Novatel Wireless Notes remained outstanding. The remainder of the Novatel Wireless Notes were exchanged for the Inseego Notes.
On January 9, 2017, in connection with the settlement of an exchange offer and consent solicitation with respect to the Novatel Wireless Notes, the Company issued $119.8 million aggregate principal amount of the 5.50% senior convertible notes due 2022 (the “Inseego Notes” and collectively with the Novatel Wireless Notes, the “Convertible Notes”). The Inseego Notes were issued in exchange for the $119.8 million aggregate principal amount of outstanding Novatel Wireless Notes that were validly tendered and accepted for exchange and subsequently canceled. The Inseego Notes are governed by the terms of an indenture, dated January 9, 2017 (the “Inseego Indenture”), between the Company, as issuer, and Wilmington Trust, National Association, as trustee. The Inseego Notes are senior unsecured obligations of the Company and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2017. The Inseego Notes permit the Company to have a senior credit facility up to a maximum amount of $48.0 million.
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
The exchange of the Novatel Wireless Notes for the Inseego Notes was treated as a debt modification in accordance with applicable Financial Accounting Standards Board (“FASB”) guidance and the Company recognized $3.6 million as an additional component of debt discount and additional paid-in capital attributed to the increase in the fair value of the embedded conversion feature of the Inseego Notes before and after modification.
The Inseego Notes will mature on June 15, 2022, unless earlier converted, redeemed or repurchased. The Inseego Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election, at an initial conversion price of $4.70 per share of our common stock.
On August 23, 2017, in connection with the Credit Agreement described above, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the Lenders pursuant to which we repurchased approximately $14.9 million of outstanding Inseego Notes from such Lenders in exchange for $11.9 million deemed to have been loaned to us pursuant to the Credit Agreement and the accrued and unpaid interest on such notes. In connection with the repurchase of such notes, we recognized a loss on extinguishment of debt of approximately $0.3 million, which is included in other income (expense), net, in the consolidated statements of operations.
As of the filing date of this report, the following aggregate principal amounts remain outstanding (in thousands):

Inseego Notes	$104,875
Novatel Wireless Notes	250
Total	$105,125
Rights Agreement
On January 22, 2018, the Company entered into the Rights Agreement and issued a Right to each of the stockholders of record of each share of the Company’s common stock outstanding on February 2, 2018. Each Right entitles the registered holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series D Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company, at a price of $10.00 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.
The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement). The Rights will expire on the earlier of (i) the close of business on January 22, 2021, (ii) the time at which the Rights are redeemed, (iii) the time at which the Rights are exchanged and (iv) if the Rights Agreement has not been approved or ratified by the stockholders prior to the conclusion of the Company’s 2018 Annual Meeting of Stockholders, the close of business on such date.
Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.
DigiCore Mortgage Bond
DigiCore has a mortgage bond with Absa Bank Limited in South Africa (“Absa”) that is secured by certain property of DigiCore. The mortgage bond has a ten-year term, expiring in December 2018, and bears interest at the South Africa prime rate minus 1.75% (8.50% at December 31, 2017). At December 31, 2017, $0.3 million remained outstanding under the mortgage bond.
DigiCore Secured Banking Facility
DigiCore has a secured banking facility with Absa, which had a maximum borrowing capacity of $1.9 million at December 31, 2017. The facility bears interest at the South Africa prime interest rate less 0.10% (10.15% at December 31, 2017) and is subject to renewal annually in April. At December 31, 2017, $1.9 million remained outstanding under this facility.
DigiCore Secured Overdraft Facility
DigiCore has a secured overdraft facility with Grindrod Bank in South Africa, which had a maximum borrowing capacity of $1.2 million at December 31, 2017. The facility bears interest at the South Africa prime interest rate plus 1.00% (11.25% at December 31, 2017), requires monthly interest and, in certain instances, minimum principal payments. The facility is subject to renewal annually in September. At December 31, 2017, $1.1 million remained outstanding under this facility.
RER Amendment
Pursuant to the Amended RER Merger Agreement with respect to our acquisition of FW, we agreed to pay a total of $15.0 million in deferred purchase price in five cash installments over a four-year period, beginning in March 2016. We also agreed to pay a total of approximately $6.1 million in cash over a four-year period, beginning in March 2016, of which approximately $4.6 million remains unpaid, related to the Earn-Out Arrangement of the Amended RER Merger Agreement (see Note 2, Acquisitions and Divestitures). As of the filing date of this report, the March 2017 and March 2018 cash installments of $5.3 million each have not been paid and the Company is disputing its obligation to make such payments and any future payments (see Note 12, Commitments and Contingencies).

Historical Cash Flows
The following table summarizes our consolidated statements of cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(14,637)	$(6,579)
Net cash provided by (used in) investing activities	(4,375)	5,035
Net cash provided by (used in) financing activities	30,366	(1,291)
Effect of exchange rates on cash and cash equivalents	(50)	159
Net increase (decrease) in cash and cash equivalents	11,304	(2,676)
Cash and cash equivalents, beginning of period	9,894	12,570
Cash and cash equivalents, end of period	$21,198	$9,894
Operating activities. Net cash used in operating activities was $14.6 million for the year ended December 31, 2017 compared to $6.6 million for the same period in 2016. Net cash used in operating activities for the year ended December 31, 2017 was primarily attributable to the net losses incurred during the period, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, loss on extinguishment of debt and share-based compensation expense. Net cash used in operating activities for the year ended December 31, 2016 was primarily attributable to the net losses incurred during the period, partially offset by non-cash charges related to the acquisitions of Ctrack and FW, depreciation and amortization, including that of the debt discount and debt issuance costs, the impairment of certain product lines the Company decided to abandon and certain purchased intangible assets, the reversal of certain market development fund accruals and share-based compensation expense.
Investing activities. Net cash used in investing activities during the year ended December 31, 2017 was $4.4 million compared to $5.0 million provided by investing activities for the same period in 2016. Cash used in investing activities during the year ended December 31, 2017 was primarily attributable to the purchases of property, plant and equipment and the capitalization of certain costs related to the research and development of software to be sold in our solutions. Cash provided by investing activities during the year ended December 31, 2016 was primarily attributable to proceeds from the sale of our Modules Business, partially offset by payments made pursuant to the Amended RER Merger Agreement and the capitalization of certain costs related to the research and development of software to be sold in our solutions.
Financing activities. Net cash provided by financing activities during the year ended December 31, 2017 was $30.4 million, compared to net cash used in financing activities of $1.3 million for the same period in 2016. Net cash provided by financing activities during the year ended December 31, 2017 was primarily attributable to the net proceeds from the Term Loan, partially offset by the repurchase of certain Inseego Notes and payment of issuance costs related to the Term Loan and Prior Credit Agreement. Net cash used in financing activities during the year ended December 31, 2016 was primarily attributable to net repayments of DigiCore bank facilities and capital lease obligations, partially offset by proceeds from stock option exercises and purchases under the employee stock purchase plan.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments at December 31, 2017, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	< 1 Year	1 - 3 Years	4 - 5 Years	> 5 Years
Convertible Notes(1)	$131,116	$5,782	$11,807	$113,527	$—
Term Loan(2)	59,650	4,155	55,495	—	—
DigiCore mortgage bond(3)	338	338	—	—	—
DigiCore bank facilities(3)	3,075	3,075	—	—	—
Amended RER Merger Agreement	15,823	10,549	5,274	—	—
Capital lease obligations(3)	1,412	782	630	—	—
Operating lease obligations(3)	6,663	2,874	3,168	601	20
Total	$218,077	$27,555	$76,374	$114,128	$20

(1)
Represents the outstanding borrowings and contractually required interest payments to Convertible Notes holders at December 31, 2017, assuming no repurchases or conversions of the Novatel Wireless Notes prior to June 15, 2020, the maturity date, or the Inseego Notes prior to June 15, 2022, the maturity date.

(2)	Represents the outstanding borrowings and contractually required interest payments and exit fee at December 31, 2017, assuming applicable interest rates at December 31, 2017.

(3)	Assumes applicable foreign currency exchange rates at December 31, 2017 remain unchanged.
Other Liquidity Needs
As of December 31, 2017, we had available cash and cash equivalents totaling $21.2 million and working capital of $6.5 million.
The restructuring announced in June 2017 is aimed at significantly reducing our cost of revenues and operating expenses in an effort to increase operating cash flows to eventually be sufficient to offset debt service costs and cash flows from investing activities. Our ability to transition to more profitable operations and generating positive cash flow is dependent upon achieving a level of revenue adequate to support our evolving cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe that our cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next twelve months following the filing date of this report.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
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
Revenue Recognition. We generate revenues from the sale of wireless modems to wireless operators, OEM customers and value added resellers and distributors. In addition, we generate revenue from the sale of asset-management solutions utilizing wireless technology and machine-to-machine communication devices to transportation and industrial companies, medical device manufacturers and security system providers. Revenue from product sales is generally recognized upon the later of transfer of title or delivery of the product to the customer. Where the transfer of title or risk of loss is contingent on the customer’s acceptance of the product, we will not recognize revenue until both title and risk of loss have transferred to the customer. We recognize revenues from SaaS services pro-rata over the contract term. We record deferred revenue for cash payments received from customers in advance of when revenue recognition criteria are met. We have granted price protection to certain customers in accordance with the provisions of the respective contracts and track pricing and other terms offered to customers buying similar products to assess compliance with these provisions. We estimate the amount of price protection for current period product sales utilizing historical experience and information regarding customer inventory levels. To date, we have not incurred material price protection obligations. Revenues from sales to certain customers are subject to cooperative advertising allowances. Cooperative advertising allowances are recorded as an operating expense to the extent that the advertising benefit is separable from the revenue transaction and the fair value of that advertising benefit is determinable. To the extent that such allowances either do not provide a separable benefit to us, or the fair value of the advertising benefit cannot be reliably estimated, such amounts are recorded as a reduction of revenue. We establish reserves for estimated product returns allowances in the period in which revenue is recognized. In estimating future product returns, we consider various factors, including our stated return policies and practices and historical trends.

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
We provide SaaS subscriptions for our fleet and vehicle management solutions in which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile assets via software applications hosted by us. The customer has the option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the monitoring device, we recognize the revenue at the time of purchase. If the customer chooses to lease the monitoring device, we recognize the revenue for the monitoring device over the term of the contract. The Company records such revenue in accordance with the FASB Accounting Standards Codification (“ASC”) 840, Leases, as we have determined that they qualify as operating leases. We recognize revenues from SaaS services over the term of the contract.
Certain of our revenue is based on contractual arrangements. In such instances, management considers the nature of the Company’s contractual arrangements in determining whether to recognize certain types of revenue on the basis of the gross amount billed or net amount retained after payments are made to providers of certain services related to the product or service offering. The main factors we use to determine whether to record revenue on a gross or net basis are whether:

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

Provision for Excess and Obsolete Inventory. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess and obsolete inventory based on estimated future usage and sales. Write-downs in inventory value or losses on inventory purchase commitments depend on various items, including factors related to customer demand, economic and competitive conditions, technological advances or new product introductions by us or our customers that vary from our current expectations. Whenever inventory is written down, a new cost basis is established and the inventory is not subsequently written up if market conditions improve.
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
Purchased Intangible Assets. In determining the fair value allocation for our acquisitions, we considered, among other factors, our intended uses of the acquired assets and the historical and estimated future demand for the acquired company’s products and services. The estimated fair value of intangible assets was determined using the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risks inherent in the asset. The expected future cash flow that is projected should include all of the economic benefits attributable to the asset, including the tax savings associated with the amortization of the intangible asset value over the tax life of the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.
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
Valuation of Goodwill. Our goodwill resulted from our acquisitions of FW and Ctrack during 2015. In accordance with the ASC 350, Intangibles—Goodwill and Other, we will review goodwill for impairment at least annually, typically at the beginning of the fourth quarter of each year, and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit to which the goodwill has been assigned below its carrying value.
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
Share-based Compensation. We have stock incentive plans under which stock options and restricted stock units have been granted to employees and non-employee members of our Board of Directors. We also have an employee stock purchase plan for all eligible employees. Share-based payments to employees, including grants of stock options, restricted stock units and stock purchase rights, are recognized in the financial statements based upon their respective grant date fair values.

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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to interest rate risk, primarily through our borrowing activities under the Credit Agreement discussed under “Liquidity and Capital Resources” above. We may manage exposure to this risk through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Our Term Loan under the Credit Agreement is variable-rate debt bearing interest at a rate equal to the three-month LIBOR, but in no event less than 1.00%, plus 7.625%.
Based on our current outstanding balance, if interest rates were to increase or decrease by 1%, the corresponding increase or decrease, as applicable, in interest expense on our variable-rate debt would increase or decrease, as applicable, future earnings and cash flows by approximately $0.5 million per year.
Foreign Currency Exchange Rate Risk
Foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the exchange rate in effect at the balance sheet date. Any gain or loss resulting from currency fluctuations is recorded as other income (expense) in our consolidated statements of operations, except for the non-cash change in acquisition-related escrow which is shown as a separate line item in our consolidated statements of operations. Net foreign currency transaction gains of approximately $0.2 million were recorded for the year ended December 31, 2017.
For the year ended December 31, 2017, approximately 28.1% of our revenues and approximately 46.9% of our operating expenses were generated by subsidiaries whose functional currency is not the U.S. Dollar and therefore are subject to foreign currency translation exposure. These foreign functional currencies primarily consist of the South African Rand, Great British Pound, Euro, Australian Dollar and Chinese Yuan (collectively, the “Foreign Functional Currencies”). A 10% change in the value of the U.S. Dollar relative to the Foreign Functional Currencies during 2017 would have changed our revenue by approximately $6.2 million and our operating expenses by approximately $4.2 million. A 10% change in the value of the U.S. Dollar relative to any of the other currencies in which we receive revenues or incur operating expenses would not have had a material impact on our foreign currency transaction gains or losses.
Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. Dollar into U.S. Dollars for consolidated reporting purposes. The balance sheets of these subsidiaries are translated into U.S. Dollars using period end exchange rates and their income statements are translated into U.S. Dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets. Net foreign currency translation gains of $6.0 million were recorded for the year ended December 31, 2017.
As of December 31, 2017, approximately 58.8% of our assets and approximately 9.1% of our liabilities were subject to foreign currency translation exposure. A 10% change in the value of the U.S. Dollar relative to the Foreign Functional Currencies or any of the other currencies in which our assets or liabilities are denominated would not have had a material impact on our net foreign currency translation gain or loss.
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
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or because the degree of compliance with policies and procedures may deteriorate.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Mayer Hoffman McCann P.C., the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2017, as stated in their report which is included herein.
Remediation of Previously Identified Material Weakness
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, we previously identified a material weakness in our internal controls specifically from a lack of sufficient resources in key accounting and financial reporting roles within the organization necessary to prepare financial statements in time to meet regulatory filing requirements. This lack of sufficient resources was the result of a significant number of unusual and one-time challenges to the Company’s personnel and financial reporting processes, including, but not limited to, implementing the Reorganization, preparing for the anticipated divestiture of the MiFi Business and closure of the Company’s accounting function in Eugene, Oregon.
Beginning in the second quarter of 2017, we initiated an active program to: (a) hire additional employees and upgrade certain accounting positions to provide further support to our finance and accounting team; (b) provide additional functional and system training to employees; (c) document and formalize our accounting policies and internal control processes and to help strengthen supervisory reviews by our management; and (d) design and implement monthly manual controls to manage our financial reporting close processes and to help ensure timely preparation of financial statements. We believe that the additional resources provided from this program have remediated the previous material weakness that was caused by a lack of sufficient resources.

Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Except as set forth above, the evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Items 10, 11, 12, 13 and 14.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.
PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)(1)
The Company’s consolidated financial statements and report of the Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm, are included in Section IV of this report beginning on page F-1.

(a)(2)	The following financial statement schedules for the years ended December 31, 2017, 2016 and 2015 should be read in conjunction with the consolidated financial statements, and related notes thereto.

Schedule	Page
Schedule II—Valuation and Qualifying Accounts	F-45
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

3.3
Certificate of Designation of Series D Junior Participating Preferred Stock of Inseego Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 22, 2018).

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

4.10	Form of Novatel Wireless, Inc.’s 5.50% Convertible Senior Note due 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed June 10, 2015).

4.11
Rights Agreement, dated as of January 22, 2018, between Inseego Corp. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 22, 2018).

10.1*
Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 9, 2007).

10.2*
Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.3*
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

10.6*
Form of Restricted Share Award Agreement for Directors under the 2000 Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.7*
Form of Restricted Share Award Agreement for Officers under the 2000 Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.8*	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2017).

Exhibit No.	Description
10.9*
Offer Letter, dated August 11, 2017, by and between the Company and Stephen Smith with an employment start date of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.10*
Change in Control and Severance Agreement, effective August 21, 2017, by and between the Company and Stephen Smith (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.11*	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.12*
Offer Letter, effective September 2, 2014, by and between the Company and Michael Newman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 4, 2014).

10.13*
Amended and Restated Change in Control and Severance Agreement, dated April 22, 2015, by and between the Company and Michael Newman (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 23, 2015).

10.14*	Consulting Agreement between the Company and Michael Newman, effective as of May 16, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8K/A, filed May 22, 2017).

10.15*	Employment Offer Letter between Inseego Corp. and Tom Allen, dated May 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K/A, filed May 22, 2017).

10.16*
Offer Letter, dated December 11, 2015, by and between the Company and Sue Swenson (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 14, 2016).

10.17*	Employment Offer Letter, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.18*
Change in Control and Severance Agreement, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.19*	Indemnification Agreement, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.20*
Amendment to Offer Letter, dated October 26, 2017, by and between the Company and Dan Mondor (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.21*
Change in Control and Severance Agreement, dated April 13, 2015, by and between Novatel Wireless, Inc. and Stephen Sek (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 10, 2015).

10.22*
Change in Control and Severance Agreement, dated May 7, 2015, by and between Novatel Wireless, Inc. and Lance Bridges (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 10, 2015).

10.23*	Corporate Bonus Plan, effective April 1, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 1, 2015).

10.24*
2016 Corporate Bonus Plan for Novatel Wireless, Inc. Employees (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed on May 10, 2016).

10.25* **	Inseego Corp. 2009 Omnibus Incentive Compensation Plan.

10.26* **	Inseego Corp. 2015 Incentive Compensation Plan.

10.27* **	Form of Nonstatutory Stock Option Agreement under the Inseego Corp. 2015 Incentive Compensation Plan.

10.28
Contribution Agreement, dated November 8, 2016, by and between Novatel Wireless, Inc. and Inseego Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 9, 2016).

10.29
Credit Agreement, dated as of May 8, 2017, by and among Inseego Corp., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, and Lakestar Semi Inc., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

Exhibit No.	Description
10.30
Security and Pledge Agreement, dated as of May 8, 2017, by and among Inseego Corp., as the Borrower, certain subsidiaries of the Borrower, as Grantors, and Lakestar Semi Inc., as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

10.31
Credit Agreement, dated as of August 23, 2017, by and among Inseego Corp. and certain of its direct and indirect subsidiaries, Cantor Fitzgerald Securities, as Agent, and certain funds managed by Highbridge Capital Management, LLC, as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.32
Security and Pledge Agreement, dated as of August 23, 2017, by and among Inseego Corp and certain of its direct and indirect subsidiaries, as Guarantors, and Cantor Fitzgerald Securities, as Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.33
Note Purchase Agreement, dated as of August 23, 2017, by and among Inseego Corp., 1992 MSF International LTD. and 1992 Tactical Credit Master Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.34*	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.35*	2017 (Second Half) Inseego Corporate Bonus Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.36*	2017 Inseego Corporate Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2017).

21**	Subsidiaries of Inseego Corp.

23.1**	Consent of Independent Registered Public Accounting Firm (Mayer Hoffman McCann P.C.).

23.2**	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

24**	Power of Attorney (See signature page).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements and footnotes from the Inseego Corp. Annual Report on Form 10-K for the year ended December 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement

**	Filed herewith

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2018	INSEEGO CORP.

	By	/s/ Dan Mondor
Dan Mondor
Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
Know all men by these presents, that each person whose signature appears below constitutes and appoints Dan Mondor and Stephen Smith, or either of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dan Mondor	Chief Executive Officer (Principal Executive Officer and Director)	March 15, 2018
Dan Mondor

/s/ Stephen Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2018
Stephen Smith

/s/ Philip Falcone	Director	March 15, 2018
Philip Falcone

/s/ Robert Pons	Director	March 15, 2018
Robert Pons

/s/ Jeffrey Tuder	Director	March 15, 2018
Jeffrey Tuder

/s/ Mark Licht	Director	March 15, 2018
Mark Licht

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Inseego Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Inseego Corp. (“Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). We have also audited Inseego Corp.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria).

In our opinion, the financial statements present fairly, in all material respects, the financial position of Inseego Corp. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ MAYER HOFFMAN MCCANN P.C.

We have served as the Company’s auditor since 2016.

San Diego, California
March 15, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Novatel Wireless, Inc. (predecessor issuer to Inseego Corp.)

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows of Novatel Wireless, Inc. for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Novatel Wireless, Inc. for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
San Diego, California
March 14, 2016

INSEEGO CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$21,198	$9,894
Restricted cash	61	—
Accounts receivable, net of allowance for doubtful accounts of $2,683 and $1,660, respectively	15,674	22,203
Inventories, net	20,403	31,142
Prepaid expenses and other	9,101	5,208
Total current assets	66,437	68,447
Property, plant and equipment, net	6,991	8,392
Rental assets, net	7,563	7,003
Intangible assets, net	38,671	40,283
Goodwill	37,681	34,428
Other assets	864	163
Total assets	$158,207	$158,716
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,332	$31,242
Accrued expenses and other current liabilities	27,558	27,897
DigiCore bank facilities	3,075	3,238
Total current liabilities	59,965	62,377
Long-term liabilities:
Convertible senior notes, net	84,773	90,908
Term loan, net	44,055	—
Deferred tax liabilities, net	5,261	4,439
Other long-term liabilities	9,768	18,719
Total liabilities	203,822	176,443
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 58,644,559 and 54,372,080 shares issued and outstanding, respectively	59	54
Additional paid-in capital	519,531	507,616
Accumulated other comprehensive income (loss)	4,604	(1,409)
Accumulated deficit	(569,759)	(524,024)
Total stockholders’ deficit attributable to Inseego Corp.	(45,565)	(17,763)
Noncontrolling interests	(50)	36
Total stockholders’ deficit	(45,615)	(17,727)
Total liabilities and stockholders’ deficit	$158,207	$158,716

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Net revenues:
Hardware	$160,986	$187,375	$203,281
SaaS, software and services	58,311	56,180	17,661
Total net revenues	219,297	243,555	220,942
Cost of net revenues:
Hardware	134,795	136,936	153,815
SaaS, software and services	17,436	18,751	8,174
Impairment of abandoned product line, net of recoveries	(269)	11,540	—
Total cost of net revenues	151,962	167,227	161,989
Gross profit	67,335	76,328	58,953
Operating costs and expenses:
Research and development	21,362	30,655	35,446
Sales and marketing	25,019	29,782	20,899
General and administrative	34,415	52,387	34,452
Amortization of purchased intangible assets	3,601	3,927	2,126
Impairment of purchased intangible assets	—	2,594	—
Restructuring charges, net of recoveries	5,152	1,987	3,821
Total operating costs and expenses	89,549	121,332	96,744
Operating loss	(22,214)	(45,004)	(37,791)
Other income (expense):
Non-cash change in acquisition-related escrow	—	—	(8,286)
Interest expense, net	(19,332)	(15,597)	(7,164)
Other income (expense), net	(4,080)	414	1,128
Loss before income taxes	(45,626)	(60,187)	(52,113)
Income tax provision	214	381	181
Net loss	(45,840)	(60,568)	(52,294)
Less: Net loss (income) attributable to noncontrolling interests	105	(5)	8
Net loss attributable to Inseego Corp.	$(45,735)	$(60,573)	$(52,286)
Per share data:
Net loss per share:
Basic and diluted	$(0.78)	$(1.12)	$(0.99)
Weighted-average common shares outstanding:
Basic and diluted	58,718,483	53,911,270	52,767,230

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(45,840)	$(60,568)	$(52,294)
Foreign currency translation adjustment	6,013	7,098	(8,507)
Total comprehensive loss	$(39,827)	$(53,470)	$(60,801)

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2014	45,742	$46	$466,665	$(25,000)	$(411,165)	$—	$—	$30,546
Net loss	—	—	—	—	(52,286)	—	(8)	(52,294)
Foreign currency translation adjustment	—	—	—	—	—	(8,507)	—	(8,507)
Noncontrolling interest acquired	—	—	—	—	—	—	39	39
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	1,257	1	1,763	—	—	—	—	1,764
Taxes withheld on net settled vesting of restricted stock units	—	—	(757)	—	—	—	—	(757)
Exercise of a portion of 2014 Warrant	3,825	4	8,640	—	—	—	—	8,644
Net shares issued for retention bonus	2,158	2	5,748	—	—	—	—	5,750
Share-based compensation	183	—	6,350	—	—	—	—	6,350
Discount on convertible senior notes	—	—	38,305	—	—	—	—	38,305
Fair value of DigiCore replacement options granted	—	—	623	—	—	—	—	623
Retirement of treasury stock	—	—	(25,000)	25,000	—	—	—	—
Balance, December 31, 2015	53,165	53	502,337	—	(463,451)	(8,507)	31	30,463
Net loss	—	—	—	—	(60,573)	—	5	(60,568)
Foreign currency translation adjustment	—	—	—	—	—	7,098	—	7,098
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	1,207	1	942	—	—	—	—	943
Taxes withheld on net settled vesting of restricted stock units	—	—	(251)	—	—	—	—	(251)
Share-based compensation	—	—	4,588	—	—	—	—	4,588
Balance, December 31, 2016	54,372	54	507,616	—	(524,024)	(1,409)	36	(17,727)
Net loss	—	—	—	—	(45,735)	—	(105)	(45,840)
Foreign currency translation adjustment	—	—	—	—	—	6,013	—	6,013
Net noncontrolling interest acquired	—	—	—	—	—	—	19	19
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	1,231	2	388	—	—	—	—	390
Taxes withheld on net settled vesting of restricted stock units	—	—	(896)	—	—	—	—	(896)
Issuance of common shares (Notes 2 and 6)	3,042	3	5,075	—	—	—	—	5,078
Share-based compensation	—	—	3,748	—	—	—	—	3,748
Additional discount on exchange of convertible senior notes	—	—	3,600	—	—	—	—	3,600
Balance, December 31, 2017	58,645	$59	$519,531	$—	$(569,759)	$4,604	$(50)	$(45,615)

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(45,840)	$(60,568)	$(52,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,274	14,053	8,323
Amortization of acquisition-related inventory step-up	—	1,829	4,097
Loss on impairment of purchased intangible assets	—	2,594	—
Provision for bad debts, net of recoveries	1,618	1,136	422
Loss on impairment of abandoned product line, net of recoveries	815	11,540	—
Provision for excess and obsolete inventory	1,674	3,257	1,043
Share-based compensation expense	3,748	4,588	6,350
Amortization of debt discount and debt issuance costs	10,283	8,447	4,692
Loss on extinguishment of debt	2,035	—	—
Loss on disposal of assets, net of gain on divestiture and sale of other assets	804	(4,742)	(50)
Non-cash change in acquisition-related escrow	—	—	8,286
Deferred income taxes	319	196	106
Non-cash equity earn-out compensation expense	—	7,913	—
Reversal of market development fund accrual	—	(2,109)	—
Unrealized foreign currency transaction loss (gain), net	(316)	3,513	(1,298)
Other	65	270	225
Changes in assets and liabilities, net of effects from divestiture:
Restricted cash	(61)	—	—
Accounts receivable	5,638	11,616	4,760
Inventories	3,020	(3,159)	(3,960)
Prepaid expenses and other assets	(3,239)	869	2,683
Accounts payable	(730)	(7,825)	(11,187)
Accrued expenses, income taxes, and other	(8,744)	3	866
Net cash used in operating activities	(14,637)	(6,579)	(26,936)
Cash flows from investing activities:
Acquisition-related escrow	—	—	(8,275)
Installment payments related to past acquisitions	—	(3,750)	(85,991)
Purchases of property, plant and equipment	(1,789)	(1,439)	(1,975)
Proceeds from the sale of property, plant and equipment	253	629	46
Proceeds from the sale of divested assets	—	11,300	—
Purchases of intangible assets and additions to capitalized software development costs	(2,839)	(2,915)	(1,157)
Proceeds from the sale of short-term investments	—	1,210	265
Net cash provided by (used in) investing activities	(4,375)	5,035	(97,087)
Cash flows from financing activities:
Proceeds from term loans	64,917	—	—
Payment of issuance costs related to term loans	(905)	—	—
Repayment of term loan	(20,000)	—	—
Gross proceeds from the issuance of convertible senior notes	—	—	120,000
Payment of issuance costs related to convertible senior notes	—	—	(3,927)
Repurchase of convertible senior notes	(11,900)	—	—
Proceeds from the exercise of warrant to purchase common stock	—	—	8,644
Net borrowings from (repayment of) DigiCore bank and overdraft facilities	(76)	(840)	1,581
Net repayments of revolving credit facility	—	—	(5,158)
Payoff of acquisition-related assumed liabilities	—	—	(2,633)
Principal payments under capital lease obligations	(876)	(903)	(288)
Principal payments on mortgage bond	(288)	(240)	(59)
Taxes paid on vested restricted stock units, net of proceeds from stock option exercises and employee stock purchase plan	(506)	692	1,007
Net cash provided by (used in) financing activities	30,366	(1,291)	119,167
Effect of exchange rates on cash and cash equivalents	(50)	159	(427)
Net increase (decrease) in cash and cash equivalents	11,304	(2,676)	(5,283)
Cash and cash equivalents, beginning of period	9,894	12,570	17,853
Cash and cash equivalents, end of period	$21,198	$9,894	$12,570
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$9,074	$7,137	$3,640
Income taxes	$440	$115	$139
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$5,943	$5,568	$1,032
Issuance of common stock under amended earn-out agreement	$2,638	$—	$—
Additional debt discount on exchange of convertible senior notes	$3,600	$—	$—
Term loan debt discount issued in common stock	$2,340	$—	$—
See accompanying notes to consolidated financial statements.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies
Inseego Corp. (the “Company” or “Inseego”) is a leader in the design and development of products and solutions that enable high performance mobile applications for large enterprise verticals, service providers and small and medium-sized businesses around the globe. Inseego’s product portfolio consists of enterprise SaaS solutions, IoT and mobile solutions, which together form the backbone of compelling, intelligent, reliable and secure IoT services with deep business intelligence. Inseego’s products and solutions power mission critical applications with a “zero unscheduled downtime” mandate, such as asset tracking, fleet management, industrial IoT, SD WAN failover management and mobile broadband services. Inseego’s solutions are powered by its key innovations in purpose built SaaS cloud platforms, IoT and mobile technologies, including the newly emerging 5G technology.
Inseego is a Delaware corporation formed in 2016 and is the successor to Novatel Wireless, Inc., a Delaware corporation formed in 1996 (“Novatel Wireless”), as a result of an internal reorganization that was completed in November 2016 (the “Reorganization”). The Company’s principal offices are located at 9605 Scranton Road, Suite 300, San Diego CA 92121. The Company’s sales and engineering offices are located throughout the world. Inseego’s common stock trades on The NASDAQ Global Select Market under the trading symbol “INSG”.
Basis of Presentation
The Company had a net loss of $45.7 million during the year ended December 31, 2017. As of December 31, 2017, the Company had available cash and cash equivalents totaling $21.2 million and working capital of $6.5 million. The Company has a history of operating and net losses and overall usage of cash from operating and investing activities. In June 2017, the Company terminated the proposed sale of its MiFi Business (as defined below) due to delays and uncertainty in securing approval of the sale from the Committee on Foreign Investment in the United States (“CFIUS”) (see Note 2, Acquisitions and Divestitures).
During the year ended December 31, 2017, the Company commenced certain restructuring initiatives aimed at significantly reducing the Company’s cost of revenues and operating expenses in an effort to increase operating cash flows to eventually be sufficient to offset debt service costs and cash flows from investing activities. The Company’s management believes that its cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet its working capital needs for the next twelve months following the filing date of this report. The Company’s ability to transition to more profitable operations is dependent upon achieving a level of revenue adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of ongoing litigation, the Company may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on its ability to achieve its intended business objectives.
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
Segment Information
The Company does not provide separate segment reporting for its various lines of business. The Chief Executive Officer, who is also the Chief Operating Decision Maker, evaluates the business as a single entity, reviews financial information, and makes business decisions based on the overall results of the business. As such, the Company’s operations constitute a single operating segment and one reportable segment.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Inventories and Provision for Excess and Obsolete Inventory
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Shipping and handling costs are classified as a component of cost of net revenues in the consolidated statements of operations. The Company reviews the components of its inventory and its inventory purchase commitments on a regular basis for excess and obsolete inventory based on estimated future usage and sales. Write-downs in inventory value or losses on inventory purchase commitments depend on various items, including factors related to customer demand, economic and competitive conditions, technological advances or new product introductions by the Company or its customers that vary from its current expectations. Whenever inventory is written down, a new cost basis is established and the inventory is not subsequently written up if market conditions improve.
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
Rental Assets
The cost of rental assets, which represents fleet management and vehicle tracking hardware installed in customers’ vehicles where such hardware is provided as part of a fixed term contract with the customer, is capitalized and disclosed separately in the consolidated balance sheets. The Company depreciates rental assets to costs of net revenues on a straight-line basis over the term of the contract, generally three to four years, commencing on installation of the rental asset.
Software Development Costs
Software development costs are expensed as incurred until technological feasibility has been established, at which time those costs are capitalized as intangible assets until the software is implemented into products sold to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software (see Note 4, Goodwill and Other Intangible Assets). Costs incurred to enhance existing software or after the implementation of the software into a product are expensed in the period they are incurred and included in research and development expense in the consolidated statements of operations.

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
Intangible Assets
Intangible assets include purchased finite-lived and indefinite-lived intangible assets resulting from the acquisitions of DigiCore Holdings Limited (“DigiCore” or “Ctrack”), Feeney Wireless, LLC (which has been renamed Inseego North America, LLC) (“FW” or “INA”) and Enfora, Inc. (“Enfora”), along with the costs of non-exclusive and perpetual worldwide software technology licenses and capitalized software developments costs. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets (see Note 4, Goodwill and Other Intangible Assets).
Indefinite-lived assets, including goodwill, in-process research and development and in-process capitalized software development costs, are not amortized; however, they are tested for impairment annually, and between annual tests, if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of an indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If indefinite-lived intangible assets, excluding goodwill, are quantitatively assessed for impairment, a two-step approach is applied. First, the Company compares the estimated fair value of the indefinite-lived intangible asset to its carrying value. The second step, if necessary, measures the amount of such impairment by comparing the implied fair value of the asset to its carrying value. The Company tests goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount and an impairment charge is recorded for the amount, if any, by which the carrying value exceeds the reporting unit’s fair value. For the year ended December 31, 2017, the Company recorded an impairment loss related to indefinite-lived intangible assets of approximately $0.3 million, which is included in other income (expense), net, in the consolidated statements of operations. No impairment of indefinite-lived intangible assets was recognized during the years ended December 31, 2016 and 2015.
Long-Lived Assets
The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets, including property, plant and equipment, rental assets and intangible assets, to determine whether impairment of these assets has occurred or whether a revision to the related amortization periods should be made. When the carrying value of an asset exceeds the associated undiscounted expected future cash flows, it is considered to be impaired and is written down to fair value. Fair value is determined based on an evaluation of the assets associated undiscounted future cash flows or appraised value. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each class of asset. If management’s evaluation indicates that the carrying values of these assets are impaired, such impairment is recognized by a reduction of the applicable asset carrying value to its estimated fair value and the impairment is expensed as a part of continuing operations. For the year ended December 31, 2017, the Company recorded an impairment loss related to long-lived assets of approximately $0.1 million, which is included in other income (expense), net, in the consolidated statements of operations. For the year ended December 31, 2016, the Company recorded an impairment loss related to long-lived assets of approximately $2.7 million, which is included in impairment of purchased intangibles and other income (expense), net, in the consolidated statements of operations. For the year ended December 31, 2015, the Company recorded an impairment loss related to long-lived assets of approximately $27,000, which is included in cost of net revenues in the consolidated statements of operations.
Acquisitions
When acquiring companies, the Company recognizes separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period (which may be up to one year from the acquisition date), the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
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
Divestitures
Gains or losses from divested operations and assets that do not qualify for treatment as discontinued operations under Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements—Discontinued Operations, are recorded as other income (expense), net, in the consolidated statements of operations.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Revenue Recognition
During the year ended December 31, 2017, the Company generated a portion of its revenue from the sale of wireless modems to wireless operators, OEM customers and value added resellers and distributors. In addition, the Company generates revenue from the sale of asset-management solutions utilizing wireless technology and machine-to-machine communication devices predominantly to transportation and industrial companies, medical device manufacturers and security system providers. Revenue from product sales is generally recognized upon the later of transfer of title or delivery of the product to the customer. Where the transfer of title or risk of loss is contingent on the customer’s acceptance of the product, the Company will not recognize revenue until both title and risk of loss have transferred to the customer. Revenues from SaaS services are recognized pro-rata over the contract term. The Company records deferred revenue for cash payments received from customers in advance of when revenue recognition criteria are met. The Company has granted price protection to certain customers in accordance with the provisions of the respective contracts and tracks pricing and other terms offered to customers buying similar products to assess compliance with these provisions. The Company estimates the amount of price protection for current period product sales utilizing historical experience and information regarding customer inventory levels. To date, the Company has not incurred material price protection obligations. Revenues from sales to certain customers are subject to cooperative advertising allowances. Cooperative advertising allowances are recorded as an operating expense to the extent that the advertising benefit is separable from the revenue transaction and the fair value of that advertising benefit is determinable. To the extent that such allowances either do not provide a separable benefit to the Company or the fair value of the advertising benefit cannot be reliably estimated, such amounts are recorded as a reduction of revenue. The Company establishes a reserve for estimated product returns allowances in the period in which revenue is recognized. In estimating future product returns, the Company considers various factors, including its stated return policies and practices and historical trends.
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
The Company provides SaaS subscriptions for its fleet management and vehicle finance applications in which customers are provided with the ability to wirelessly communicate with monitoring devices installed in vehicles and other mobile assets

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

via software applications hosted by the Company. The customer has the option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the monitoring device, the Company recognizes the revenue at the time of purchase. If the customer chooses to lease the monitoring device, the Company recognizes the revenue for the monitoring device over the term of the contract, which is generally three years. The Company records such revenue in accordance with ASC 840, Leases (“ASC 840”), as it has determined that they qualify as operating leases. The Company recognizes revenues from SaaS services over the term of the contract.
Certain of the Company’s revenue is based on contractual arrangements. In such instances, management considers the nature of the Company’s contractual arrangements in determining whether to recognize certain types of revenue on the basis of the gross amount billed or net amount retained after payments are made to providers of certain services related to the product or service offering. The main factors the Company uses to determine whether to record revenue on a gross or net basis are whether:

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
Share-Based Compensation
The Company has granted stock options to employees and restricted stock units. The Company also has an employee stock purchase plan (“ESPP”) for eligible employees. The Company measures the compensation cost associated with all share-based payments based on grant date fair values. The fair value of each stock option and stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. The Company generally uses the Black-Scholes option pricing model to estimate the fair value of its stock options and stock purchase rights. The Black-Scholes model is considered an acceptable model but the fair values generated by it may not be indicative of the actual fair values of the Company’s equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends.
For grants of stock options, the Company uses a blend of historical and implied volatility for traded options on its stock in order to estimate the expected volatility assumption required in the Black-Scholes model. The Company’s use of a blended volatility estimate in computing the expected volatility assumption for stock options is based on its belief that while the implied volatility is representative of expected future volatility, the historical volatility over the expected term of the award is also an indicator of expected future volatility. Due to the short duration of stock purchase rights under the Company’s ESPP, the Company utilizes historical volatility in order to estimate the expected volatility assumption of the Black-Scholes model.
The expected term of stock options granted is estimated using historical experience. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company’s stock options and stock purchase rights. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts. The Company estimates forfeitures at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates its forfeiture rate assumption for all types of share-based compensation awards based on historical forfeiture rates related to each category of award.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Net Loss Per Share Attributable to Common Shareholders
The Company computes basic and diluted per share data for all periods for which a statement of operations is presented. Basic net loss per share excludes dilution and is computed by dividing the net loss by the weighted-average number of shares that were outstanding during the period. Diluted earnings per share (“EPS”) reflects the potential dilution that could occur if securities or other contracts to acquire common stock were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
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
The Company’s financial instruments consist principally of long-term debt. From time to time, the Company may utilize foreign exchange forward contracts. These contracts are valued using pricing models that take into account the currency rates as of the balance sheet date.
Comprehensive Loss
Comprehensive loss consists of net earnings and foreign currency translation adjustments.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), which are adopted by the Company as of the specified date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on its consolidated financial statements upon adoption.
In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The Company implemented this guidance during the fourth quarter of 2017. This guidance did not have a material impact on the Company’s consolidated financial statements upon adoption.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating the second step from the goodwill impairment test, which requires the comparison of the implied fair value of goodwill with the current carrying amount of goodwill. Instead, under the amendments in this guidance, an entity shall perform a goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount and an impairment charge is to be recorded for the amount, if any, by which the carrying value exceeds the reporting unit’s fair value. The Company implemented this guidance during the fourth quarter of 2017. This guidance did not have a material impact on the Company’s consolidated financial statements upon adoption.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The Company implemented this guidance during the fourth quarter of 2017. This guidance did not have a material impact on the Company’s consolidated financial statements upon adoption.
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
The Company has established an implementation team, including the utilization of a revenue consultant, to assist with the assessment of the impact of the new guidance on its operations, consolidated financial statements and related disclosures. The Company has substantially completed its assessment of the impact of the new guidance and expects the revenue recognition of its various revenue streams to remain largely unchanged and therefore does not expect a material impact on its revenues upon adoption. The Company has also made a preliminary assessment that the expense related to sales commissions will not be materially different under the new guidance. Based on the Company’s analysis of the new guidance, it has determined that the accounting for leased monitoring devices is outside the scope of the new guidance; therefore, upon adoption of the new revenue recognition guidance the Company will continue to recognize revenues pursuant to two different accounting standards. Revenues related to the Company’s leased monitoring devices will continue to be recognized under ASC 840.
The Company adopted the new guidance in the first quarter of 2018, subsequent to the balance sheet date, using the modified retrospective method and does not expect this guidance to have a material impact on its consolidated financial statements upon adoption.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions and Divestitures
Acquisitions
DigiCore Holdings Limited (DBA Ctrack)
On June 18, 2015, the Company entered into a transaction implementation agreement (the “TIA”) with DigiCore. Pursuant to the terms of the TIA, the Company acquired 100% of the issued and outstanding ordinary shares of DigiCore (with the exception of certain excluded shares, including treasury shares) for 4.40 South African Rand per ordinary share outstanding, with the total consideration not to exceed 1,094,223,363 South African Rand (the “Maximum Consideration”), which amount was placed into escrow upon signing of the TIA. On October 5, 2015 the transaction was completed and upon consummation of the acquisition, DigiCore became an indirect wholly owned subsidiary of the Company.
From the date of execution of the TIA through the date the transaction closed, the Maximum Consideration amount placed into escrow experienced a non-cash loss of $8.3 million due to the weakening of the South African Rand against the U.S. Dollar. This amount is included in non-cash change in acquisition-related escrow in the consolidated statements of operations.
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
R.E.R. Enterprises, Inc. (DBA Feeney Wireless)
On March 27, 2015, the Company entered into a merger agreement (“RER Merger Agreement”) with R.E.R. Enterprises, Inc. (“RER”) to acquire all of the issued and outstanding shares of RER and its wholly owned subsidiary and principal operating asset, FW, an Oregon limited liability company, which develops and sells IoT solutions that integrate wireless communications into business processes. This strategic acquisition expanded the Company’s product and solutions offerings to include private labeled cellular routers, in-house designed and assembled cellular routers, high-end wireless surveillance systems, modems, computers and software, along with associated hardware, purchased from major industry suppliers. Additionally, FW’s services portfolio includes consulting, systems integration and device management services.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On January 5, 2016, the Company and RER amended certain payment terms of the RER Merger Agreement (such agreement, as amended, the “Amended RER Merger Agreement”). Under the Amended RER Merger Agreement, the $1.5 million placed into escrow on the date of acquisition was released to RER and its former shareholders on January 8, 2016, and the Deferred Purchase Price that was previously payable in shares of the Company’s common stock in March 2016 was agreed to be paid in five cash installments over a four-year period, beginning in March 2016. In addition, the Earn-Out Arrangement was amended as follows: (a) any amount earned under the Earn-Out Arrangement for the achievement of financial targets for the year ended December 31, 2015 would be paid in five cash installments over a four-year period, beginning in March 2016 and (b) in replacement of the potential earn-out contingent upon FW’s achievement of certain financial targets for the years ended December 31, 2016 and 2017 the Company will issue to the former shareholders of RER approximately 2.9 million shares of the Company’s common stock in three equal installments over a three-year period, beginning in March 2017. The Company recognized approximately $7.9 million in expense during the year ended December 31, 2016 in connection with an earn-out payment due to the former shareholders of RER in the form of shares of the Company’s common stock.
On March 15, 2017, the Company issued 973,334 shares of its common stock to the former stockholders of RER in satisfaction of the first installment of this obligation. As of the filing date of this report, the March 2017 and March 2018 cash installments have not been paid and the March 2018 share installment has not been issued. The Company is disputing its obligations to make such payments and any future payments (see Note 12, Commitments and Contingencies).
As of December 31, 2017, the total amount of the Deferred Purchase Price that remained outstanding was $11.3 million and the total amount outstanding pursuant to the Earn-Out Arrangement was $9.8 million, both of which are included in accrued expenses and other current liabilities and in other long-term liabilities in the consolidated balance sheets.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During the years ended December 31, 2017 and 2016, the Company recognized a gain of approximately $45,000 and $5.0 million, respectively, in connection with the fulfillment of certain obligations pursuant to the asset purchase agreement, as amended, which is included in other income (expense), net, in the consolidated statements of operations.
MiFi Business
On September 21, 2016, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among Inseego and Novatel Wireless, on the one hand, and T.C.L. Industries Holdings (H.K.) Limited and Jade Ocean Global Limited (collectively, the “Purchasers”), on the other hand. The Purchase Agreement related to the proposed sale of the Company’s subsidiary, Novatel Wireless, which included the Company’s MiFi branded hotspots and USB modem product lines (the “MiFi Business”), to the Purchasers for $50.0 million in cash, subject to potential adjustment for Novatel Wireless’s working capital as of the closing date.
In June 2017, the Company terminated the Purchase Agreement due to delays and uncertainty in securing approval of the transactions contemplated by the Purchase Agreement from CFIUS and announced key leadership changes and a Company-wide restructuring designed to improve execution, enhance financial performance and drive profitable growth as the Company worked to create sustainable long-term value for shareholders. As part of the restructuring plan, among other actions, the Company implemented cost reduction measures which included a series of targeted reductions across its businesses and geographies, and rationalization of its businesses. As a result of the termination of the transaction described above and the institution of certain restructuring initiatives, the Company retained its ownership interest in Novatel Wireless and the MiFi Business.
One of the many benefits associated with the retention of the MiFi Business is the retention of know-how and intellectual property essential to the development of advanced wireless technologies, such as the newly emerging 5G NR standard.
3. Financial Statement Details
Short-term investments
The Company acquired certain short-term investments in trading securities through its acquisition of Ctrack. The Company recognized a gain of approximately $0.2 million and $0.1 million on such securities during the years ended December 31, 2016 and 2015, respectively, which is included in other income (expense), net, in the consolidated statements of operations. The Company did not have short-term investments during the year ended December 31, 2017.
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2017	2016
Finished goods	$14,331	$19,277
Raw materials and components	6,072	11,865
	$20,403	$31,142

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2017	2016
Land	$288	$260
Buildings	2,614	2,363
Test equipment	23,396	23,115
Computer equipment and purchased software	5,548	4,373
Product tooling	449	409
Furniture and fixtures	564	915
Vehicles	2,003	1,746
Leasehold improvements	267	243
	35,129	33,424
Less—accumulated depreciation and amortization	(28,138)	(25,032)
	$6,991	$8,392
At December 31, 2017, the Company had vehicles and equipment under capital leases of $1.6 million, net of accumulated amortization of $1.5 million. At December 31, 2016, the Company had vehicles and equipment under capital leases of $1.8 million, net of accumulated amortization of $1.1 million.
Rental Assets
Rental assets consist of the following (in thousands):

	December 31,
	2017	2016
Rental assets	$16,602	$11,115
Less—accumulated depreciation	(9,039)	(4,112)
	$7,563	$7,003
Depreciation and amortization expense related to property, plant and equipment, including equipment under capital leases, and rental assets was $8.0 million, $7.8 million and $5.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Royalties	$1,558	$1,544
Payroll and related expenses	2,870	5,315
Warranty obligations	400	480
Market development funds and price protection	34	320
Professional fees	1,789	4,793
Bank overdrafts	117	489
Accrued interest	239	275
Deferred revenue	1,823	1,656
Restructuring	964	837
Acquisition-related liabilities	13,186	7,912
Divestiture-related liabilities	—	463
Other	4,578	3,813
	$27,558	$27,897
4. Goodwill and Other Intangible Assets
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2015	$29,520
Ctrack adjustment(1)	1,236
FW adjustment	195
Effect of change in foreign currency exchange rates	3,477
Balance at December 31, 2016	34,428
Effect of change in foreign currency exchange rates	3,253
Balance at December 31, 2017	$37,681

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

The Company’s intangible assets are comprised of the following (in thousands):

	December 31, 2017
	Weighted-Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Developed technologies	5.6	$18,332	$(9,532)	$8,800
Trademarks and trade names	9.3	24,337	(8,911)	15,426
Customer relationships	8.2	13,480	(4,852)	8,628
Capitalized software development costs	5.0	6,491	(1,472)	5,019
Other	2.8	712	(706)	6
Total finite-lived intangible assets		$63,352	$(25,473)	37,879
Indefinite-lived intangible assets:
In-process capitalized software development costs				792
Total intangible assets				$38,671

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Weighted-Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Developed technologies	5.5	$17,247	$(7,042)	$10,205
Trademarks and trade names	9.2	23,043	(6,905)	16,138
Customer relationships	8.3	13,046	(2,993)	10,053
Capitalized software development costs	5.0	3,579	(511)	3,068
Other	2.7	828	(545)	283
Total finite-lived intangible assets		$57,743	$(17,996)	39,747
Indefinite-lived intangible assets:
In-process capitalized software development costs				536
Total intangible assets				$40,283
During the year ended December 31, 2016, in-process research and development acquired in connection with the FW acquisition was completed and reclassified to developed technologies where it is being amortized over its estimated useful life.
Amortization expense for the years ended December 31, 2017, 2016 and 2015 was approximately $6.3 million, $6.2 million and $3.3 million, respectively, including approximately $0.9 million, $0.3 million and $25,000 related to capitalized software development costs for the years ended December 31, 2017, 2016 and 2015, respectively.
During the year ended December 31, 2017, the Company recorded an impairment loss on intangible assets of approximately $0.4 million, which is included in other income (expense), net, in the consolidated statements of operations. During the year ended December 31, 2016, the Company recorded an impairment loss on intangible assets of approximately $2.7 million, which is included in impairment of purchased intangibles and other income (expense), net, in the consolidated statements of operations.
The following table represents details of the amortization of finite-lived intangible assets that is estimated to be expensed in the future (in thousands):

2018	$7,281
2019	7,274
2020	7,044
2021	5,759
2022	3,301
Thereafter	7,220
Total	$37,879
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the year ended December 31, 2017.
The Company had no financial instruments measured at fair value on a recurring basis as of December 31, 2017.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2016 (in thousands):

	Balance as of December 31, 2016	Level 1
Assets:
Cash equivalents
Money market funds	$35	$35
Total cash equivalents	$35	$35
As of December 31, 2017 and 2016, the Company had no outstanding foreign currency exchange forward contracts.
During the years ended December 31, 2017 and 2015, the Company recorded net foreign currency transaction gains of approximately $0.2 million and $1.1 million, net of the non-cash change in acquisition-related escrow, respectively, primarily related to outstanding intercompany loans that Ctrack has with certain of its subsidiaries, which are remeasured at each reporting period and payable upon demand. During the year ended December 31, 2016, the Company recorded net foreign currency transaction losses of approximately $3.6 million, primarily related to outstanding intercompany loans that Ctrack has with certain of its subsidiaries.
All recorded gains and losses on foreign currency transactions are recorded in other income (expense), net, in the consolidated statements of operations.
Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its $105.1 million in Convertible Notes (as defined below) (see Note 6, Debt). The Company carries its Convertible Notes at amortized cost. The debt and equity components of the Convertible Notes were measured using Level 3 inputs and are not measured on a recurring basis. The fair value of the liability component of the Convertible Notes, which approximates the carrying value of such notes, was $84.8 million and $90.9 million as of December 31, 2017 and 2016, respectively.
6. Debt
Short-Term Borrowings
DigiCore Secured Banking Facility
DigiCore has a secured banking facility with Absa Bank Limited in South Africa (“Absa”), which had a maximum borrowing capacity of $1.9 million at December 31, 2017. The facility bears interest at the South Africa prime interest rate less 0.10% (10.15% at December 31, 2017) and is subject to renewal annually in April. At December 31, 2017 and 2016, $1.9 million and $1.7 million, respectively, was outstanding under this facility.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DigiCore Secured Overdraft Facility
DigiCore has a secured overdraft facility with Grindrod Bank Limited in South Africa, which had a maximum borrowing capacity of $1.2 million at December 31, 2017. The facility bears interest at the South Africa prime interest rate plus 1.00% (11.25% at December 31, 2017), requires monthly interest and, in certain instances, minimum principal payments. The facility is subject to renewal annually in September. At December 31, 2017 and 2016, $1.1 million and $1.5 million, respectively, was outstanding under this facility.
Long-Term Debt
Previous Credit Agreement
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
On August 23, 2017, upon entering into the Credit Agreement described below, the Company used a portion of the proceeds of the new Term Loan (as defined below) to repay all outstanding amounts under and terminate the Prior Credit Agreement. In connection with the termination of the Prior Credit Agreement, the Company recognized a loss on extinguishment of debt of approximately $1.7 million, which is included in other income (expense), net, in the consolidated statements of operations. There was no early termination fee paid in connection with the termination of the Prior Credit Agreement.
Term Loan
On August 23, 2017, the Company and certain of its direct and indirect subsidiaries (the “Guarantors”) entered into a credit agreement (the “Credit Agreement”) with Cantor Fitzgerald Securities, as administrative agent and collateral agent (the “Agent”), and certain funds managed by Highbridge Capital Management, LLC, as lenders (the “Lenders”). Pursuant to the Credit Agreement, the Lenders provided the Company with a term loan in the principal amount of $48.0 million (the “Term Loan”) with a maturity date of August 23, 2020 (the “Maturity Date”). In conjunction with the closing of the Term Loan, the Company received proceeds of $46.9 million, $35.0 million of which was funded to the Company in cash on the closing date, net of an original issue discount and commitment fee, and the remaining $11.9 million of which was funded through the Company’s repurchase and cancellation of approximately $14.9 million of its outstanding Inseego Notes (as defined below) pursuant to the terms of the Note Purchase Agreement (as defined below). The Company paid issuance costs of approximately $0.5 million. Additionally, the Company issued shares of its common stock and accrued an exit fee, which, when combined with the original debt discount and commitment fee, resulted in a total debt discount of approximately $4.0 million.
The Term Loan is secured by a first priority lien on substantially all of the assets of the Company and the Guarantors, including equity interests in certain of the Company’s direct and indirect subsidiaries, in each case subject to certain customary exceptions and permitted liens. The Credit Agreement includes customary representations and warranties, a material adverse change clause, as well as customary reporting and financial covenants. The Company was in compliance with all customary reporting and financial covenants at December 31, 2017.
The Term Loan bears interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 7.625%. Interest on the Term Loan is payable on the last business day of each calendar month and on the Maturity Date. Principal on the Term Loan is payable on the Maturity Date.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Term Loan consisted of the following at December 31, 2017 (in thousands):

Principal	$48,000
Less: unamortized debt discount and debt issuance costs	(3,945)
Net carrying amount	$44,055
The effective interest rate on the Term Loan was 12.73% for the period from the date of issuance through December 31, 2017. The following table sets forth total interest expense recognized related to the Term Loan during the year ended December 31, 2017 (in thousands):

Contractual interest expense	$1,511
Amortization of debt discount	472
Amortization of debt issuance costs	57
Total interest expense	$2,040
Convertible Senior Notes
Novatel Wireless Notes
On June 10, 2015, Novatel Wireless issued $120.0 million of 5.50% convertible senior notes due 2020 (the “Novatel Wireless Notes”). The Company incurred issuance costs of approximately $3.9 million. The Company used a portion of the proceeds from the offering to finance its acquisition of Ctrack, to pay fees and expenses related to the acquisition, and for general corporate purposes.
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
Following the settlement of the exchange offer and consent solicitation described below, approximately $0.2 million aggregate principal amount of Novatel Wireless Notes remain outstanding. In connection with the exchange offer and consent solicitation, the Novatel Wireless Notes and its related indenture were amended to, among other things, eliminate certain events of default and substantially all of the restrictive covenants in the Novatel Wireless Notes and its related indenture, including the merger covenant, which sets forth certain requirements that must be met for Novatel Wireless to consolidate, merge or sell all or substantially all of its assets, and the reporting covenant, which requires Novatel Wireless to provide certain periodic reports to noteholders. The Novatel Wireless Notes’ related indenture, as amended, also provides that the form of settlement of any conversions of the Novatel Wireless Notes will be elected by the Company.
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
The Inseego Notes will be convertible into cash, shares of the Company’s common stock, or a combination thereof, at the election of the Company, at an initial conversion rate of 212.7660 shares of common stock per $1,000 principal amount of the

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inseego Notes, which corresponds to an initial conversion price of $4.70 per share of the Company’s common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends.
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
The Inseego Indenture contains certain covenants, effective until June 15, 2020, that limit the amount of debt, including secured debt, that may be incurred by the Company or its subsidiaries, and that limit the ability of the Company to pay dividends, repurchase its equity securities or make other restricted payments. The Company was in compliance with such covenants at December 31, 2017.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Note Purchase Agreement
On August 23, 2017, in connection with the Credit Agreement described above, the Company and certain of the Lenders entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company repurchased approximately $14.9 million of outstanding Inseego Notes from such Lenders in exchange for $11.9 million deemed to have been loaned to the Company pursuant to the Credit Agreement and the accrued and unpaid interest on such notes. In connection with the repurchase of such notes, the Company recognized a loss on extinguishment of debt of approximately $0.3 million, which is included in other income (expense), net, in the consolidated statements of operations.
The Convertible Notes consisted of the following (in thousands):

	December 31,
	2017	2016
Liability component:
Principal	$105,125	$120,000
Less: unamortized debt discount and debt issuance costs	(20,352)	(29,092)
Net carrying amount	$84,773	$90,908
Equity component	$41,905	$38,305

In connection with the issuance of the Convertible Notes, the Company incurred approximately $3.9 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated the costs to the liability and equity components based on the allocation of the proceeds. Of the approximately $3.9 million of issuance costs, approximately $1.3 million were allocated to the equity component and recorded as a reduction to additional paid-in capital and $2.6 million were allocated to the liability component and recorded as a decrease to the carrying amount of the liability component on the consolidated balance sheet. The portion allocated to the liability component is being amortized to interest expense using the effective interest method through June 2020.
The effective interest rate on the liability component of the Convertible Notes was 18.11% for the year ended December 31, 2017. The following table sets forth total interest expense recognized related to the Convertible Notes during the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Contractual interest expense	$6,310	$6,600
Amortization of debt discount	8,542	7,920
Amortization of debt issuance costs	502	527
Total interest expense	$15,354	$15,047

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DigiCore Mortgage Bond
DigiCore has a mortgage bond with Absa that is secured by certain property of DigiCore. The mortgage bond has a ten year term, expiring in December 2018, and bears interest at the South Africa prime rate minus 1.75% (8.50% at December 31, 2017). At December 31, 2017 and 2016, $0.3 million and $0.6 million, respectively, remained outstanding under the mortgage bond.
At December 31, 2017, the minimum calendar year principal payments and maturities of long-term debt were as follows, assuming no repurchases or conversions of the Novatel Wireless Notes prior to June 15, 2020, the maturity date, or the Inseego Notes prior to June 15, 2022, the maturity date (in thousands):

2018	$338
2019	—
2020	48,250
2021	—
2022	104,875
Total	$153,463
7. Income Taxes
Loss before income taxes for the years ended December 31, 2017, 2016 and 2015 is comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(40,034)	$(51,265)	$(48,965)
Foreign	(5,592)	(8,922)	(3,148)
Loss before income taxes	$(45,626)	$(60,187)	$(52,113)
The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 is comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(760)	$—	$—
State	104	—	(6)
Foreign	551	185	81
Total current	(105)	185	75
Deferred:
Federal	(117)	156	—
State	—	—	—
Foreign	436	40	106
Total deferred	319	196	106
Provision for income taxes	$214	$381	$181

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s net deferred tax liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Accrued expenses	$1,921	$2,881
Provision for excess and obsolete inventory	2,577	4,913
Depreciation and amortization	4,610	9,655
Net operating loss and tax credit carryforwards	86,966	105,143
Share-based compensation	1,034	2,203
Unrecognized tax benefits	1,108	1,510
Deferred tax assets	98,216	126,305
Deferred tax liabilities:
Convertible Notes	(4,353)	(9,535)
Purchased intangible assets	(6,280)	(6,790)
Deferred tax liabilities	(10,633)	(16,325)
Valuation allowance	(92,844)	(114,419)
Net deferred tax liabilities	$(5,261)	$(4,439)
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
After a review of the four sources of taxable income described above and after being in a three year cumulative loss position at the end of 2015, the Company recognized a full valuation allowance against all of its U.S.-based and against some of the Company’s foreign-based entities’ deferred tax assets.
At December 31, 2017 and 2016, the Company recognized valuation allowances of $16.4 million and $19.3 million, respectively, related to its deferred tax assets created in those respective years. As a result, no net income tax benefits resulted in the Company’s statements of operations from the operating losses created during those years.
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, changes rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, eliminates the corporate alternative minimum tax (“AMT”) and changes how existing AMT credits can be realized, creates the base erosion anti-abuse tax (BEAT), a new minimum tax, and creates a new limitation on deductible interest expense.
The SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period, which should not extend beyond one year from the Tax Act’s enactment date, for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

enactment of the Tax Act. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items under ASC 740 and the tax laws that were in effect immediately prior to enactment. The items for which the Company was able to determine a reasonable estimate did not have a material impact on income tax expense.
The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. For certain deferred tax assets, the Company has recorded a decrease of approximately $38.8 million, with a corresponding adjustment to valuation allowance for the year ended December 31, 2017. The re-measurement of the Company’s indefinite-lived deferred tax liabilities resulted in an immaterial deferred income tax benefit.
The aggregate income tax benefit recorded by the Company in 2017 as a result of the Tax Act’s impact on its net deferred tax liabilities and the change in how AMT carryforwards are treated and monetized was approximately $1.0 million.
The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company has initially determined that it will not owe a Transition Tax since it estimates that it has deficit E&P for its foreign subsidiaries that are subject to the tax. However, the Company is continuing to gather additional information to refine its computation.
The Company must assess whether its valuation allowance analyses are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, Global Intangible Low-Taxed Income (GILTI) inclusions, new interest expense disallowances). Since, as discussed herein, the Company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional.
The provision for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 34% in 2017, 2016 and 2015 to loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal tax benefit, at statutory rate	$(15,513)	$(20,463)	$(17,718)
State benefit, net of federal benefit	(211)	(293)	(280)
Foreign tax rate difference	336	681	222
Change in tax rate of net deferred tax assets	(38,772)	—	—
Valuation allowances offsetting tax rate change	38,772	—	—
Valuation allowance against future tax benefits	16,364	19,341	15,389
Research and development credits	(244)	(1,010)	(796)
Share-based compensation	876	418	752
Change in state apportionment	—	—	2,561
Effect of Tax Act	(971)	—	—
Other	(423)	1,707	51
Provision for income taxes	$214	$381	$181
At December 31, 2017, the Company had U.S. federal net operating loss carryforwards of approximately $351.4 million, which begin to expire in 2021, unless previously utilized, California net operating loss carryforwards of approximately $38.1 million, which begin to expire in 2027, unless previously utilized, and foreign net operating losses for its active foreign subsidiaries of approximately $38.6 million, which generally have no expiration date. At December 31, 2017, the Company had California research and development tax credit carryforwards of approximately $10.4 million, which have no expiration date, and federal research and development tax credit carryforwards of approximately $8.8 million, which begin to expire in 2021, unless previously utilized.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a rolling three-year period. The analysis was performed for the period through December 20, 2017. The analysis did not identify any events of cumulative change in ownership during the review period. The Company will continue monitoring any future changes in stock ownership.
The Company entered into a Rights Agreement on January 22, 2018 (the “Rights Agreement”), subsequent to the balance sheet date, with Computershare Trust Company, N.A., a federally chartered trust company, as rights agent. The Rights Agreement is intended to discourage acquisitions of the Company’s common stock which could result in a cumulative change in ownership of more than 50% within a rolling three-year period, thereby preserving the Company’s current ability to utilize net operating loss carryforwards to offset future income tax obligations; however, there is no assurance that the Rights Agreement will prevent a cumulative change in ownership.
It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on U.S. income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.
The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. No income tax benefit was recognized during the years ended December 31, 2017 and 2016. At December 31, 2017 and 2016, the Company did not have interest expense related to uncertain tax positions or a liability for unrecognized tax benefits. The Company does not expect changes to its uncertain tax position in the next twelve months.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2014	$35,643
Increases related to current and prior year tax positions	160
Balance at December 31, 2015	35,803
Increases related to current and prior year tax positions	488
Balance at December 31, 2016	36,291
Increases related to current and prior year tax positions	291
Balance at December 31, 2017	$36,582
There are no tax benefits that, if recognized, would affect the effective tax rate that are included in the balances of unrecognized tax benefits at December 31, 2017.
The Company and its subsidiaries file U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. The Company’s federal and state tax returns are subject to examination for the years beginning in 2014 and 2013, respectively. Net operating loss carryforwards arising prior to these years are also open to examination, if and when utilized. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.
8. Stockholders’ Equity
Preferred Stock
The Company has a total of 2,000,000 shares of preferred stock authorized for issuance at a par value of $0.001 per share. No preferred shares are currently issued or outstanding.
Rights Agreement
On January 22, 2018, subsequent to the balance sheet date, the Company entered into the Rights Agreement and issued a dividend of one preferred share purchase right (a “Right”) to each of the stockholders of record of each share of common stock outstanding on February 2, 2018. Each Right entitles the registered holder to purchase from the Company one one-thousandth

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of a share of Series D Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company, at a price of $10.00 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.
The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement). The Rights will expire on the earlier of (i) the close of business on January 22, 2021, (ii) the time at which the Rights are redeemed, (iii) the time at which the Rights are exchanged, and (iv) if the Rights Agreement has not been approved or ratified by the stockholders prior to the close of business of the date of the Company’s 2018 Annual Meeting of Stockholders, the close of business on the date of the Company’s 2018 Annual Meeting of Stockholders.
Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.
Common Shares Reserved for Future Issuance
The Company had reserved shares of common stock for possible future issuance as of December 31, 2017 and 2016 as follows:

	December 31,
	2017	2016
Common stock warrants outstanding	1,886,630	1,886,630
Stock options outstanding	6,566,483	6,356,203
Restricted stock units outstanding	1,055,977	2,975,800
Shares available for issuance pursuant to Convertible Notes	40,649,225	30,000,000
Shares available for future grants of awards under the 2015 Incentive Compensation Plan	1,973,537	1,332,035
Shares available for future grants of awards under the 2009 Omnibus Incentive Compensation Plan	3,816,243	3,871,666
Shares available under the 2000 Employee Stock Purchase Plan	857,638	89,676
Total shares of common stock reserved for issuance	56,805,733	46,512,010
9. Share-based Compensation
During the year ended December 31, 2017, the Company granted awards under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2009 Plan”). The Compensation Committee of the Board of Directors administers the plans.
Under the 2015 Incentive Compensation Plan (the “2015 Plan”) and the 2009 Plan, a maximum of 4,000,000 shares and 15,323,000 shares, respectively, of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units or other awards, including awards with alternative vesting schedules such as performance-based criteria.
For the years ended December 31, 2017, 2016 and 2015, the following table presents total share-based compensation expense in each functional line item on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenues	$182	$235	$233
Research and development	749	868	1,003
Sales and marketing	747	707	579
General and administrative	1,901	2,778	2,963
Restructuring charges	169	—	1,572
Total	$3,748	$4,588	$6,350
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
In connection with the acquisition of Ctrack, the Company assumed a number of stock options granted to both executive and non-executive employees of Ctrack. Under the 2015 Plan, the Company granted stock options to employees of Ctrack to replace the stock options previously granted by DigiCore (the “Replacement Options”). The Company adjusted the exercise price and number of shares originally granted by DigiCore in order to preserve the intrinsic value and stock-exercise ratio of such awards. For Replacement Options granted to executives, the vesting schedule was reset to four years and the expiration date was extended to ten years from the date of acquisition. For Replacement Options granted to non-executives, the vesting schedule remains unchanged and the expiration date was extended to ten years from the date of acquisition.
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
Under the 2015 Plan, the Company also granted additional bonus stock options to Ctrack executives with an exercise price equal to the market price on the date of grant, a four-year vesting schedule, and an expiration date that occurs ten years from the acquisition date. The fair value of these options was determined using the Black-Scholes valuation model. No other shares have been granted under the 2015 Plan.
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
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of each stock option granted under the 2009 Plan:

	Year Ended December 31,
	2017	2016	2015
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.8%	1.7%	1.4%
Volatility	108%	79%	69%
Expected term (in years)	5.0	5.0	4.5
The weighted-average fair value of stock option awards granted under all plans during the years ended December 31, 2017, 2016 and 2015 was $0.89, $1.05 and $1.63, respectively.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock option activity under all plans for the years ended December 31, 2017 and 2016 (dollars in thousands, except per share data):

	Stock Options Outstanding	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — December 31, 2015	6,084,836	$3.01
Granted	1,051,550	1.65
Exercised	(78,384)	1.12
Canceled	(701,799)	4.35
Outstanding — December 31, 2016	6,356,203	2.64
Granted	3,877,000	1.15
Exercised	(146,039)	1.11
Canceled	(3,520,681)	2.69
Outstanding — December 31, 2017	6,566,483	$1.77	8.18	$2,460
Vested and Expected to Vest — December 31, 2017	5,815,396	$1.84	8.03	$2,132
Exercisable — December 31, 2017	2,202,598	$2.83	6.12	$491
The total intrinsic value of stock options exercised to purchase common stock during the years ended December 31, 2017, 2016 and 2015 was approximately $0.1 million, $0.1 million and $0.9 million, respectively. As of December 31, 2017, total unrecognized share-based compensation expense related to non-vested stock options was $2.6 million, which is expected to be recognized over a weighted-average period of approximately 1.5 years. The Company recognized approximately $2.3 million, $2.2 million and $3.2 million of share-based compensation expense related to the vesting of stock option awards during the years ended December 31, 2017, 2016 and 2015, respectively.
Restricted Stock Units
Pursuant to the 2015 Plan and the 2009 Plan, the Company may issue restricted stock units (“RSUs”) that, upon satisfaction of vesting conditions, allow for employees and non-employee directors to receive common stock. Issuances of such awards reduce common stock available under the 2015 Plan and 2009 Plan for stock incentive awards. The Company measures compensation cost associated with grants of RSUs at fair value, which is generally the closing price of the Company’s stock on the date of grant. RSUs generally vest over a three- to four-year period.
A summary of restricted stock unit activity under all plans for the year ended December 31, 2017 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested — December 31, 2016	2,975,800	$1.87
Granted	1,480,301	1.83
Vested	(1,193,721)	1.92
Forfeited	(2,206,403)	1.72
Non-vested — December 31, 2017	1,055,977	$2.06
During the years ended December 31, 2016 and 2015, the weighted-average grant-date fair value of RSUs granted was $1.62 and $4.55 (net of immediately vesting RSUs granted as payment to the Company’s U.S. employees for their retention bonus in the third quarter of 2015), respectively. During the years ended December 31, 2017, 2016 and 2015, the total fair value of shares vested was $3.0 million, $0.9 million and $3.1 million (net of immediately vesting RSUs granted as payment to the Company’s U.S. employees for their retention bonus in the third quarter of 2015), respectively.
As of December 31, 2017, there was $1.1 million of unrecognized share-based compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 2.4 years. The Company recognized

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $1.3 million, $2.0 million and $2.8 million of share-based compensation expense related to the vesting of RSUs during the years ended December 31, 2017, 2016 and 2015, respectively.
2000 Employee Stock Purchase Plan
The ESPP permits eligible employees of the Company to purchase newly issued shares of common stock, at a price equal to 85% of the lower of the fair market value on (i) the first day of the offering period or (ii) the last day of each six-month purchase period, through payroll deductions of up to 10% of their annual cash compensation. Under the ESPP, a maximum of 5,074,000 shares of common stock may be purchased by eligible employees.
During the years ended December 31, 2017, 2016 and 2015, the Company issued 232,038 shares, 789,565 shares and 506,100 shares, respectively, under the ESPP. The Company recognized approximately $0.1 million, $0.4 million and $0.4 million of share-based compensation expense related to the ESPP during the years ended December 31, 2017, 2016 and 2015, respectively.
10. Earnings per Share
Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting of warrants, stock options and RSUs calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.
The calculation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Net loss attributable to Inseego Corp.	$(45,735)	$(60,573)	$(52,286)
Weighted-average common shares outstanding	58,718,483	53,911,270	52,767,230
Basic and diluted net loss per share	$(0.78)	$(1.12)	$(0.99)
For the years ended December 31, 2017, 2016 and 2015 the computation of diluted EPS excluded 9,509,090 shares, 11,218,633 shares and 8,931,669 shares, respectively, related to warrants, stock options and RSUs as their effect would have been anti-dilutive.
11. Securities Purchase Agreement and Warrant Issues
On September 3, 2014, the Company entered into a Purchase Agreement (the “Financing Purchase Agreement”) with HC2 Holdings 2, Inc., a Delaware corporation (the “Investor”), pursuant to which, on September 8, 2014, the Company sold to the Investor (i) 7,363,334 shares of the Company’s common stock, par value $0.001 per share, (ii) a warrant to purchase 4,117,647 shares of the Company’s common stock at an exercise price of $2.26 per share (the “2014 Warrant”) and (iii) 87,196 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), all at a purchase price of (a) $1.75 per share of common stock plus, in each case, the related 2014 Warrant and (b) $17.50 per share of Series C Preferred Stock, for aggregate gross proceeds of approximately $14.4 million (collectively, the “Financing”).
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conversion feature (“BCF”) of $0.4 million in equity due to the resolution of the contingent BCF embedded within the Series C Preferred Stock.
12. Commitments and Contingencies
Capital Leases
The Company has vehicles and equipment under capital leases that were assumed through its acquisitions of Ctrack. The future minimum payments under capital leases were as follows at December 31, 2017 (in thousands):

2018	$782
2019	491
2020	139
Total minimum capital lease payments	1,412
Less: amounts representing interest	(135)
Present value of net minimum capital lease payments	1,277
Less: current portion	(679)
Long-term portion	$598
Operating Leases
The Company leases its office space and certain equipment under non-cancellable operating leases with various terms through 2020. The minimum annual rent on the Company’s office space is subject to increases based on stated rental adjustment terms, property taxes and operating costs and contains rent concessions. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. During the years ended December 31, 2017, 2016 and 2015, rent expense under operating leases was $2.7 million, $4.1 million and $3.3 million, respectively. The Company’s office space lease contains incentives in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements incurred by the Company which are recorded to rent expense on a straight-line basis over the term of the lease.
The future minimum payments under non-cancellable operating leases were as follows at December 31, 2017 (in thousands):

2018	$2,874
2019	2,204
2020	964
2021	365
2022	236
Thereafter	20
Total	$6,663
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On May 27, 2015, a patent infringement action was brought against Novatel Wireless by Carucel Investments, L.P. (“Carucel”), a non-practicing entity (Carucel Investments, L.P. v. Novatel Wireless, Inc., et al., U.S.D.C. S.D. Florida, Civil Action No. 0:15-cv-61116-BB). The complaint alleged that certain MiFi mobile hotspots manufactured by Novatel Wireless infringed claims of patents owned by Carucel. On April 10, 2017, judgment was entered in favor of Novatel Wireless. Carucel has filed to appeal certain orders in the litigation. The Company does not believe there is merit to an appeal by Carucel and intends to vigorously defend the appeal. However, there can be no assurance as to the ultimate outcome of any appeal or other future judgment in this case.
On September 26, 2016, the Company settled a breach of contract claim alleging that the Company had failed to pay certain royalties on hardware products sold by its subsidiary, Enfora. Under the terms of the settlement agreement, the Company is required to pay an aggregate settlement amount of $2.8 million, $0.9 million of which remained outstanding as of December 31, 2017 and is included in accrued expenses and other current liabilities and in other long-term liabilities in the consolidated balance sheets, and is payable in eight equal quarterly installments. The contract underlying the claim has now been terminated.
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
13. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the geographic concentration of the Company’s assets (in thousands):

	December 31,
	2017	2016
United States and Canada	$65,208	$71,564
South Africa	68,186	63,693
Other	24,813	23,459
	$158,207	$158,716
The following table details the geographic concentration of the Company’s net revenues based on shipping destination:

	Year Ended December 31,
	2017	2016	2015
United States and Canada	71.4%	72.9%	89.1%
South Africa	17.9	16.6	4.6
Other	10.7	10.5	6.3
	100.0%	100.0%	100.0%

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Risk
For the years ended December 31, 2017, 2016 and 2015, one customer accounted for 51.2%, 53.9% and 53.6% of net revenues, respectively. At December 31, 2017 and 2016, one customer accounted for 23.9% and 42.8% of total accounts receivable, respectively.
14. Retirement Savings Plan
The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. The Company suspended the employer matching program on August 1, 2014. Effective January 1, 2016, the Company reinstated the employer matching program and matches 50% of the first 6% of an employee’s designated deferral of their eligible compensation. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions under the Plan amounted to approximately $0.5 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively. Employer matching contributions vested over a two-year period prior to January 1, 2016 and vest immediately beginning January 1, 2016.
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
During the year ended December 31, 2017, the Company commenced certain restructuring initiatives intended to continue to improve its strategic focus on its more profitable business lines and consolidate operations of its subsidiaries with those of the Company, including reductions-in-force, further reorganization of executive level management and the consolidation of certain of its facilities (the “2017 Initiatives”). The 2017 Initiatives are expected to cost a total of approximately $4.3 million and be completed in May 2018.
The following table sets forth activity in the restructuring liability for the year ended December 31, 2017 (in thousands):

	Balance at December 31, 2016	Costs Incurred	Payments	Non-cash	Translation Adjustment	Balance at December 31, 2017	Cumulative Costs Incurred to Date
2015 Initiatives
Employee Severance Costs	$455	$1	$(456)	$—	$—	$—	$4,131
Facility Exit Related Costs	588	862	(469)	—	—	981	1,728

2017 Initiatives
Employee Severance Costs	—	3,351	(3,088)	—	24	287	3,351
Facility Exit Related Costs	—	283	(268)	91	—	106	283
Other Related Costs	—	655	(326)	(169)	—	160	655
Total	$1,043	$5,152	$(4,607)	$(78)	$24	$1,534	$10,148
The balance of the restructuring liability at December 31, 2017 consists of approximately $1.0 million included in accrued expenses and other current liabilities in the consolidated balance sheet and approximately $0.5 million included in long-term liabilities in the consolidated balance sheet.
In the fourth quarter of 2016, the Company wrote down the value of certain inventory by approximately $11.5 million related to the abandonment of certain Enfora product lines that management decided to exit. During the year ended December 31, 2017, the Company sold certain inventory that had been written down related to the abandonment of certain Enfora product lines that management decided to exit, net of the value of additional inventory related to the abandonment of certain Enfora product lines that management decided to exit, resulting in a net recovery of approximately $0.3 million. The Company accounted for the adjustments in accordance with the ASC 330, Inventory, and included the adjustments in impairment of abandoned product line within cost of net revenues in the consolidated statements of operations.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Quarterly Financial Information (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2017 and 2016:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Net revenues	$55,389	$59,913	$57,461	$46,534
Gross profit	16,186	17,229	16,372	17,548
Net loss attributable to Inseego Corp.	(16,100)	(12,024)	(13,789)	(3,822)
Basic and diluted net loss per share	$(0.28)	$(0.21)	$(0.23)	$(0.06)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Net revenues	$66,944	$62,811	$60,881	$52,919
Gross profit	21,183	23,238	22,924	8,983
Net loss attributable to Inseego Corp.	(11,904)	(2,701)	(18,567)	(27,401)
Basic and diluted net loss per share	$(0.22)	$(0.05)	$(0.34)	$(0.50)
In the second quarter of 2016 the Company sold its Modules Business, see Note 2, Acquisitions and Divestitures, for additional information.

INSEEGO CORP.
SCHEDULE II—Valuation and Qualifying Accounts
(in thousands)

	Balance At Beginning of Year	Additions Charged to Operations	Deductions	Effect of Tax Act	Effect of Change in Foreign Currency Exchange Rates	Balance At End of Year
Allowance for Doubtful Accounts:
December 31, 2017	$1,660	$1,618	$(747)	$—	$152	$2,683
December 31, 2016	601	1,136	(112)	—	35	1,660
December 31, 2015	217	422	(38)	—	—	601
Reserve for Excess and Obsolete Inventory:
December 31, 2017	14,039	2,489	(4,648)	—	74	11,954
December 31, 2016	4,169	14,797	(4,961)	—	34	14,039
December 31, 2015	5,468	1,043	(2,342)	—	—	4,169
Deferred Tax Asset Valuation Allowance:
December 31, 2017	114,419	16,364	—	(38,772)	833	92,844
December 31, 2016	94,984	19,341	—	—	94	114,419
December 31, 2015	90,774	17,903	(13,693)	—	—	94,984