Form 10-K/A
period 2017-12-31
INSEEGO CORP.
filed 2018-04-30
CIK 1022652

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2017 of Inseego Corp. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (the “Original Form 10–K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 16, 2018 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors (the “Board”) currently consists of five members, four of whom are non-management directors. The Board is divided into three classes with each class serving a three-year term. The term of one class expires at each annual meeting of stockholders of the Company. The Board is comprised of the following members:

Robert Pons	Director since October 2014

Mr. Pons, age 61, was originally appointed to the board of directors of Novatel Wireless, Inc. in October 2014 pursuant to the terms of an Investors’ Rights Agreement, dated September 8, 2014, by and between Novatel Wireless, Inc. and HC2 Holdings 2, Inc. (the “Investors’ Rights Agreement”), and became a member of the Board in connection with the internal reorganization that was completed in November 2016. Mr. Pons is the President and Chief Executive Officer of Spartan Advisors Inc., a management consulting firm specializing in telecom and technology companies. From May 2014 until January 2017, he was Executive Vice President of Business Development and from September 2011 until June 2016 was on the board of directors, of HC2 Holdings, Inc. (“HC2”) (NYSE MKT: HCHC), a publicly traded diversified holding company with a diverse array of operating subsidiaries, including telecom/infrastructure, construction, energy, technology, gaming and life sciences. From February 2011 to April 2014, Mr. Pons was Chairman of Live Micro Systems, Inc. (formerly Livewire Mobile), a comprehensive one-stop digital content solution for mobile carriers. From January 2008 until February 2011, Mr. Pons was Senior Vice President of TMNG Global (now Cartesian), a leading provider of professional services to the telecommunications industry and the capital formation firms that support it. From January 2003 until April 2007, Mr. Pons served as President and Chief Executive Officer of Uphonia, Inc. (previously SmartServ Online, Inc.), a wireless applications service provider. From March 1999 to August 2003, Mr. Pons was President of FreedomPay, Inc., a wireless device payment processing company. During the period January 1994 to March 1999, Mr. Pons was President of Lifesafety Solutions, Inc., a software company catering to 911 call centers. Mr. Pons currently serves as a board advisor to Clique, a voice communications API platform. Mr. Pons previously served on the boards of directors of Network-1 Technologies, Inc., Arbinet Corporation, PTGi, Inc., HC2, Proxim Wireless Corporation, MRV Communications, Inc., DragonWave-X and Concurrent Computer Corporation. Mr. Pons holds a Bachelor of Arts degree from Rowan University with Honors. Mr. Pons has over 30 years of management experience with telecommunications companies including MCI, Inc., Sprint, Inc. and Geotek, Inc. Mr. Pons’s experience serving on public company boards of directors, his knowledge and expertise as a pioneer in the telecommunications industry and his experience as a senior level executive working in the telecommunications industry provide a relevant and informed background for him to serve as a member of our Board, a member of the Audit Committee of our Board (the “Audit Committee”) and as Chair for each of the Compensation Committee of our Board (the “Compensation Committee”) and the Nominating and Corporate Governance Committee of our Board (the “Nominating and Corporate Governance Committee”).

Mark Licht	Director since January 2018

Mr. Licht, age 64, was appointed to the Board effective in January 2018. Mr. Licht has served as President of Licht & Associates, a strategic advisory services firm that conducts strategic business analysis, develops business and operating plans, evaluates market opportunities and technology trends, assists with financing and proposes alternative business strategies for chief executive officers and their executive teams in the telematics, internet of things (IoT) and location-based services industries, since 2007. In that capacity, Mr. Licht has worked with investment bankers and private equity funds, as well as directly with boards of directors and management teams of companies in the US, Latin America and Europe in developing go-to-market strategies and product roadmaps, exploring strategic investments, acquisitions and the sale of companies in the telematics market. Mr. Licht has also served as Senior Advisor of C.J. Driscoll & Associates since 2010 and as an Advisor at Motus Ventures since 2016. Mr. Licht co-founded North American Teletrac in 1985 and served as its President until 2001 and served as the Executive Vice President for Strategy at AirTouch Teletrac until 1996. He co-founded Ituran in 1994. Mr. Licht also co-founded SigmaOne Communications in 1998 and served as its President until 2001. Mr. Licht currently serves on the boards of directors or advisory boards of a number of fleet management, autonomous vehicle, insurance telematics, data analytics and OEM focused telematics companies, including: Preteckt, a predictive maintenance technology provider; Peloton Technology, a connected and automated vehicle technology company; Eleven X, an operator of LORA networks in Canada; Road Track, an OEM telematics service provider in Latin America; and GPS Dashboard, a developer of sales management solutions in the Salesforce marketplace. Mr. Licht received a Master of Science degree in International Relations from The London School of Economics and a Bachelor of Arts degree in Political Science from the University of California, Los Angeles. Mr. Licht’s extensive experience in the telematics, IoT and location-based services industries, knowledge and industry relationships provide a useful and informed background for him to serve as a member of our Board, and as a member of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Dan Mondor	President and Chief Executive Officer and
Director since June 2017

Mr. Mondor, age 62, has served as the Company’s President and Chief Executive Officer and a member of our Board since June 2017. Prior to joining the Company, from April 2016 to June 2017, Mr. Mondor provided corporate strategy and M&A advisory services to the telecommunications industry through his private consulting firm, The Mondor Group, LLC. From March 2015 to March 2016, he was President and Chief Executive Officer of Spectralink Corporation, a private equity-owned global company that designs and manufactures mobile-workforce telecommunications products, including Android based industrial WiFi devices, for global enterprises. From April 2008 to November 2014, Mr. Mondor was the President and Chief Executive Officer of Concurrent Computer Corporation, a global company that designs and manufactures IP video delivery systems and real-time Linux based software solutions for the global services provider, military, aerospace and financial services industries. From February 2007 to March 2008, he was President of Mitel Networks, Inc., a subsidiary of Mitel Networks Corporation, a global company that designs and manufactures business communications systems and mobile communications technology that serve the enterprise and wireless carrier markets. Prior to that, Mr. Mondor held a number of executive management positions at Nortel Networks, including Vice President and General Manager of Enterprise Network Solutions and Vice President of Global Marketing for Nortel’s $10 billion Optical Internet business. Mr. Mondor holds a Master of Science degree in Electrical Engineering from the University of Ottawa and a Bachelor of Science degree in Electrical Engineering from the University of Manitoba. Mr. Mondor’s substantial experience in the telecommunications and technology industries, gained from senior executive positions at leading global corporations, and his unique understanding of our operations, opportunities and challenges, provide a particularly relevant and informed background for him to serve as a member of our Board.

Philip Falcone	Director since October 2014 and
Chair of the Board since May 2017

Mr. Falcone, age 55, was originally appointed to the board of directors of Novatel Wireless, Inc. in October 2014 pursuant to the terms of the Investors’ Rights Agreement and became a member of the Board in connection with the internal reorganization that was completed in November 2016. Mr. Falcone has served as Chair of the Board since May 2017, as a director of HC2 since January 2014, and as Chairman of the Board, President and Chief Executive Officer of HC2 since May 2014. Mr. Falcone served as President of HRG Group, Inc. (formerly known as Harbinger Group Inc.), a diversified holding company (“HGI”), from 2009 to 2011 and as a director, Chairman of the Board and Chief Executive Officer of HGI from 2009 to 2014. Mr. Falcone has also served as Chief Investment Officer and Chief Executive Officer of Harbinger Capital Partners LLC (“Harbinger Capital”) and certain of its affiliates since 2001. Prior to joining the predecessor of Harbinger Capital, Mr. Falcone served as Head of High Yield trading for Barclays Capital where he managed the Barclays High Yield and Distressed trading operations. Mr. Falcone began his career in 1985, trading high yield and distressed securities at Kidder, Peabody & Co. Mr. Falcone received a Bachelor of Arts degree in Economics from Harvard University. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. Mr. Falcone has a strong financial background, including significant experience working with companies in the information technology and broadband industry, and experience serving on public company boards of directors which makes him well-suited to serve on our Board.

Jeffrey Tuder	Director since June 2017

Mr. Tuder, age 45, was appointed to the Board in June 2017. Mr. Tuder is a Partner of Ambina Partners, a private investment firm that makes private equity and credit investments, and is the Founder and Managing Member of Tremson Capital Management, LLC (“Tremson”), a private investment firm focused on identifying and investing in securities of undervalued publicly-traded companies. Prior to founding Tremson, he held positions at SEC-registered investment advisors that primarily invest in undervalued securities of publicly traded companies, including serving as the Director of Research for KSA Capital Management, LLC from 2012 until 2015 and as a Senior Analyst at JHL Capital Group, LLC during 2011. From 2007 until 2010, Mr. Tuder was a Managing Director of CapitalSource Finance, LLC, a publicly-traded commercial finance company, where he analyzed and underwrote special situation credit investments in the leveraged loan and securitized bond markets. From 2005 until 2007, Mr. Tuder was a member of the investment team at Fortress Investment Group, LLC (“Fortress”), where he analyzed, underwrote and managed private equity investments for several of Fortress’s private equity investment vehicles. Mr. Tuder began his career in various investment capacities at Nassau Capital, a privately-held investment firm that managed the private portion of Princeton University’s endowment and ABS Capital Partners, a private equity firm affiliated with Alex Brown & Sons. Mr. Tuder served on the board of directors of MRV Communications, Inc. (MRVC) until August 2017, where he also served as Chairman of the audit committee prior to its sale to Adva Optical Networking. Mr. Tuder also serves as a director of a number of privately held companies. Mr. Tuder received a Bachelor of Arts degree from Yale University. Mr. Tuder’s private equity and hedge fund investment experience, his expertise in evaluating both public and private investment opportunities across numerous industries, and his ability to think creatively in considering ways to maximize long-term shareholder value provide a valuable background for him to serve as a member of our Board, as Chair of our Audit Committee and as a member of each of our Compensation Committee and Nominating and Corporate Governance Committee

Board Committees

The Board currently has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee operates under a written charter adopted by the Board. All of the charters are publicly available on our website at www.inseego.com in the Investors tab under “Corporate Governance.” You may also obtain a copy of these charters upon sending a written request to our Secretary at our principal executive offices.

Upon the recommendation of the Nominating and Corporate Governance Committee, the Board appoints committee members annually. The table below sets forth the current composition of our Board committees:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Robert Pons	✓	☑	☑
Jeffrey Tuder	☑	✓	✓
Mark Licht	✓	✓	✓

☑ Chair    ✓ Member

Audit Committee

The Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements and internal control over financial reporting.

The functions and responsibilities of the Audit Committee include:

•	engaging our independent registered public accounting firm and conducting an annual review of the independence of that firm;

•	reviewing with management and the independent registered public accounting firm the scope and the planning of the annual audit;

•	reviewing the annual audited financial statements and quarterly unaudited financial statements with management and the independent registered public accounting firm;

•	reviewing the findings and recommendations of the independent registered public accounting firm and management’s response to the recommendations of that firm;

•	discussing with management and the independent registered public accounting firm, as appropriate, the Company’s policies with respect to financial risk assessment and financial risk management;

•	overseeing compliance with applicable legal and regulatory requirements, including ethical business standards;

•	establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters;

•	establishing procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	preparing the Audit Committee Report to be included in our annual proxy statement;

•	monitoring ethical compliance, including review of related party transactions; and

•	periodically reviewing the adequacy of the Audit Committee charter.

Our independent registered public accounting firm reports directly to the Audit Committee. Each member of the Audit Committee must have the ability to read and understand fundamental financial statements and at least one member must have past employment experience in finance or accounting, and the requisite professional certification in accounting or another comparable experience or background. The Board has determined that each member of the Audit Committee is “independent” as defined by the listing requirements of the The NASDAQ Stock Market LLC (“NASDAQ”) and SEC rules. The Board has also determined that Mr. Tuder, the Chair of the Audit Committee, meets the requirements of an “audit committee financial expert” as defined by SEC rules.

Compensation Committee

The Compensation Committee establishes, administers and oversees compliance with our policies, programs and procedures for compensating our executive officers and the Board.

The functions and responsibilities of the Compensation Committee include:

•	establishing and reviewing our general compensation policies and levels of compensation applicable to our executive officers and our non-management directors;

•	evaluating the performance of, and determining the compensation for, our executive officers, including our Chief Executive Officer;

•	reviewing regional and industry-wide compensation practices in order to assess the adequacy and competitiveness of our executive compensation programs;

•	administering our employee benefits plans, including approving awards of stock, restricted stock units (“RSUs”) and stock options to employees and other parties under our equity incentive compensation plans;

•	reviewing and discussing with management the disclosures contained in the Compensation Discussion and Analysis to be included in our annual reports on Form 10-K, registration statements, proxy statements or information statements;

•	preparing the Compensation Committee Report to be included in our annual proxy statement; and

•	periodically reviewing the adequacy of the Compensation Committee charter.

The Board has determined that each member of the Compensation Committee is “independent” as defined by the NASDAQ listing requirements. The Compensation Committee has the sole authority to retain and supervise one or more outside advisors, including outside counsel and consulting firms, to advise the Compensation Committee on executive and director compensation matters and to terminate any such adviser. In addition, the Compensation Committee has the sole authority to approve the fees of an outside adviser and other terms of such adviser’s retention by the Company.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee considers, evaluates and nominates director candidates, including the members of the Board eligible for re-election and the recommendations of potential director candidates from stockholders.

The functions and responsibilities of the Nominating and Corporate Governance Committee include:

•	developing and recommending a set of corporate governance guidelines applicable to the Company;

•	identifying and evaluating candidates to serve on the Board, including determining whether incumbent directors should be nominated for re-election to the Board, and reviewing and evaluating director nominees submitted by stockholders;

•	reviewing possible conflicts of interest of prospective Board members;

•	recommending director nominees;

•	establishing procedures and guidelines for individuals to be considered to become directors;

•	recommending the appropriate size and composition of the Board and each of its committees;

•	overseeing periodic evaluations of the performance of the Board, the Board committees and the directors;

•	monitoring the continued legal compliance of our established principles and policies; and

•	periodically reviewing the adequacy of the Nominating and Corporate Governance Committee charter.

The Board has determined that each member of the Nominating and Corporate Governance Committee is “independent” as defined by the NASDAQ listing requirements.

Board’s Role in Risk Oversight

The Board plays an active role in the Company’s risk oversight and is responsible for overseeing the processes established to report and monitor systems that mitigate material risks applicable to the Company. The Board delegates certain risk management responsibilities to the committees of the Board. The Audit Committee reviews and discusses with management the Company’s policies regarding risk assessment and risk management and the Company’s significant financial risk exposures and the actions that management has taken to limit, monitor or control those exposures. The Compensation Committee reviews the compensation of the Company’s executive officers at least annually and considers the design of compensation programs and arrangements and potential risks presented thereby. The Nominating and Corporate Governance Committee considers potential risks presented by corporate governance issues affecting the Company and makes recommendations to the Board as appropriate. Each of these committees regularly reports to the Board on matters that involve the specific areas of risk that each committee oversees. The Board also receives regular reports on the Company’s risk management from senior representatives of the Company’s independent registered public accounting firm.

Board Leadership Structure

The Company’s policy as to whether the roles of Chair of the Board and Chief Executive Officer should be combined is based on the Company’s needs at any particular time. Accordingly, the optimal Board leadership structure for the Company may vary as circumstances change, such as the transition from one Chief Executive Officer to another. In October 2015, Sue Swenson, who previously served as an independent director and Chair of the Board, was appointed as the Company’s Chief Executive Officer and the Company combined the positions of the Chair of the Board and Chief Executive Officer. In May 2017, the Board again separated the roles and appointed Mr. Falcone as Chair of the Board. Following the transition from Ms. Swenson serving as Chief Executive Officer to Mr. Mondor serving as Chief Executive Officer, the Board believes that the bifurcation of the Chief Executive Officer and Chair of the Board roles is appropriate and provides the most effective leadership for the Company. It gives primary responsibility for the operational leadership and strategic direction of the Company to the Chief Executive Officer while the Chair of the Board facilitates our Board’s independent oversight of management, promotes communication between management and our Board, engages with stockholders, and leads our Board’s consideration of key governance matters.

Other Information Regarding Our Board of Directors and its Committees

There are no family relationships among any of our directors. Except as described below, there are currently no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors.

As previously disclosed, on September 16, 2013, the United States District Court for the Southern District of New York entered a final Judgment (the “Final Judgment”) approving a settlement between the SEC and Harbinger Capital, Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., and Mr. Falcone (collectively, the “HCP Parties”), in connection with two civil actions previously filed against the HCP Parties by the SEC. One civil action alleged that Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., and Mr. Falcone violated the anti-fraud provisions of the federal securities laws by engaging in market manipulation in connection with the trading of the debt securities of a particular issuer from 2006 to 2008. The other civil action alleged that Harbinger Capital and Mr. Falcone violated the anti-fraud provisions of the federal securities laws in connection with a loan made by Harbinger Capital Partners Special Situations Fund, L.P. to Mr. Falcone in October 2009 and in connection with the circumstances and disclosure regarding alleged preferential treatment of, and agreements with, certain fund investors. The Final Judgment bars and enjoins Mr. Falcone for a period of five years (after which he may seek to have the bar and injunction lifted) from acting as or being an associated person of any “broker,” “dealer,” “investment adviser,” “municipal securities dealer,” “municipal adviser,” “transfer agent,” or “nationally recognized statistical rating organization” (as those terms are defined under the federal securities laws). Additionally, on October 7, 2013, Mr. Falcone delivered a commitment to the Department of Financial Services of the State of New York pursuant to which Mr. Falcone agreed for a period of up to seven years that he will not, directly or indirectly, individually or through any person or entity, exercise control over any New York-licensed insurer.

Executive Officers

The following table sets forth certain information with respect to our current executive officers:

Executive	Age	Title
Dan Mondor	62	President and Chief Executive Officer
Stephen Smith	59	Executive Vice President and Chief Financial Officer
Stephen Sek	52	Senior Vice President and Chief Technology Officer

Dan Mondor has served as the Company’s President and Chief Executive Officer and a member of our Board since June 2017. Prior to joining the Company, from April 2016 to June 2017, Mr. Mondor provided corporate strategy and M&A advisory services to the telecommunications industry through his private consulting firm, The Mondor Group, LLC. From March 2015 to March 2016, he was President and Chief Executive Officer of Spectralink Corporation, a private equity-owned global company that designs and manufactures mobile-workforce telecommunications products, including Android based industrial WiFi devices, for global enterprises. From April 2008 to November 2014, Mr. Mondor was the President and Chief Executive Officer of Concurrent Computer Corporation, a global company that designs and manufactures IP video delivery systems and real-time Linux based software solutions for the global services provider, military, aerospace and financial services industries. From February 2007 to March 2008, he was President of Mitel Networks, Inc., a subsidiary of Mitel Networks Corporation, a global company that designs and manufactures business communications systems and mobile communications technology that serve the enterprise and wireless carrier markets. Prior to that, Mr. Mondor held a number of executive management positions at Nortel Networks, including Vice President and General Manager of Enterprise Network Solutions and Vice President of Global Marketing for Nortel’s $10 billion Optical Internet business. Mr. Mondor holds a Master of Science degree in Electrical Engineering from the University of Ottawa and a Bachelor of Science degree in Electrical Engineering from the University of Manitoba.

Stephen Smith has served as our Executive Vice President and Chief Financial Officer since August 2017. Prior to joining the Company, Mr. Smith served as a financial consultant serving multiple software-as-a-service, medical technology and technology device businesses, and has served as interim Chief Financial Officer of TetraVue Inc., a developer of high definition 4D LIDAR technology, since February 2017. From 2012 to 2016, Mr. Smith served as Chief Financial Officer and Head of Operations for Micropower Technologies, a private equity-backed business engaged in the development and sale of platforms enabling extreme low-power wireless video surveillance systems. From 2005 to 2012, Mr. Smith ran his own consulting business and also served as President of XiTron Technologies, a development stage biotech firm that was sold to ImpediMed Ltd., a publicly-traded medical device company, in 2007. From 1999 to 2005, Mr. Smith served as Senior Vice President and Chief Financial Officer of Applied Micro Circuits Corporation, a publicly-traded semiconductor company that designs network and embedded power architecture, optical transport and storage solutions. Mr. Smith also serves as a director Niels Brock/CIBU, a Denmark-based International Business University. Mr. Smith holds a Bachelor of Science degree in accounting from Arizona State University.

Stephen Sek has served as our Senior Vice President and Chief Technology Officer since March 2015. Prior to his appointment to serve as Senior Vice President and Chief Technology Officer, Mr. Sek had been employed by the Company as its Vice President of Global Products since September 2013, and had previously worked at the Company from August 2000 to November 2006 serving in various capacities, including as the Company’s director of technology and standards, systems, test and accreditation engineering, general manager of Asia-Pacific, and director of customer technical solutions and technologies. Between 2006 and 2013, he served as Chief Technology Officer for Axesstel, Inc., a San Diego-based provider of wireless broadband access and connected home and voice solutions for the worldwide telecommunications market. At Axesstel, Inc., he was responsible for leading the patent committee and the company’s technology realization, he was also responsible for introducing new products and technologies to customers. From 1990 to 2000, Mr. Sek worked at Motorola Inc., where he served in various senior research, engineering and managerial roles for the PCS Advanced Technology Lab, PCS FLEX Technology Systems Division, and Paging and Wireless Data Group. Mr. Sek holds a Bachelor of Science degree from Boston University and a Master of Science degree in Electrical Engineering from the University of Southern California.

There are no family relationships among any of our executive officers. There are currently no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our current executive officers.

Code of Conduct and Ethics

The Board has adopted a Code of Conduct and Ethics that is applicable to all of our directors, officers and employees. The purpose of the Code of Conduct and Ethics is to, among other things, focus our directors, officers and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report concerns regarding possible unethical or unlawful conduct and to help enhance and formalize our culture of integrity, respect and accountability. We distribute copies of the Code of Conduct and Ethics to, and conduct periodic training sessions regarding its content for, our newly elected directors and newly hired officers and employees. We will post information regarding any amendment to, or waiver from, our Code of Conduct and Ethics on our website in the Investors tab under “Corporate Governance” as required by applicable law. A copy of our Code of Conduct and Ethics is available on our website under the Investors tab under “Corporate Governance” at www.inseego.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. These reporting persons are required by SEC rules to furnish us with copies of all Section 16 (a) forms they file.

Based solely on a review of the copies of such forms furnished to us and written representations from our directors and executive officers, we believe that all Section 16 (a) filing requirements applicable to our directors, executive officers and greater than 10% stockholders were complied with during the 2017 fiscal year, except that one Form 4 for each of Mr. Mondor, United Teacher Associates Insurance Co. and Continental General Insurance Co. were filed late.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

Decisions with respect to compensation for our executive officers, including our Chief Executive Officer, are made by the Compensation Committee. The following discussion and analysis is focused primarily on the compensation of our named executive officers (“NEOs”). The compensation of our NEOs is presented in the tables and related information and discussed under the heading Compensation of Named Executive Officers. Under SEC rules, our NEOs for 2017 were:

Executive	Title
Dan Mondor(1)	President and Chief Executive Officer
Stephen Smith(2)	Executive Vice President and Chief Financial Officer
Stephen Sek	Senior Vice President and Chief Technology Officer
Thomas Allen(3)	Former Executive Vice President and Chief Financial Officer
Sue Swenson(4)	Former Chief Executive Officer
Michael Newman(5)	Former Executive Vice President and Chief Financial Officer
Lance Bridges(6)	Former Senior Vice President, General Counsel and Secretary

(1)	Mr. Mondor was appointed to serve as President and Chief Executive Officer on June 6, 2017.
(2)	Mr. Smith began serving as Executive Vice President and Chief Financial Officer on August 21, 2017.
(3)	Mr. Allen began serving as Executive Vice President and Chief Financial Officer on May 16, 2017 and resigned from his position effective as of August 18, 2017.
(4)	Ms. Swenson resigned from her position as Chief Executive Officer on June 6, 2017.
(5)	Mr. Newman resigned from his position as Executive Vice President and Chief Financial Officer effective as of May 15, 2017.
(6)	Mr. Bridges was terminated as Senior Vice President, General Counsel and Secretary effective as of July 21, 2017.

Compensation Philosophy and Objectives

In making decisions with respect to compensation for our executive officers, the Compensation Committee is guided by a pay-for-performance philosophy. The Compensation Committee believes that a significant portion of each executive’s total compensation opportunity should vary with achievement of the Company’s annual and long-term financial, operational and strategic goals. In designing the compensation program for our executive officers, the Compensation Committee seeks to achieve the following key objectives:

Motivate Executives. The compensation program should encourage our executive officers to achieve the Company’s annual and long-term goals.

Align Interests with Stockholders. The compensation program should align the interests of our executive officers with those of our stockholders, promoting actions that will have a positive impact on total stockholder return over the long term.

Attract and Retain Talented Executives. The compensation program should provide each executive officer with a total compensation opportunity that is market competitive. This objective is intended to ensure that we are able to attract and retain qualified executives while maintaining an appropriate cost structure for the Company.

Committee’s Role in Establishing Compensation

The Compensation Committee makes all compensation decisions for our executive officers, including grants of equity awards. The Compensation Committee believes that one of its key functions is to help ensure that our executives are fairly and reasonably compensated based on their performance and contribution to the Company’s growth and profitability, and it seeks to make compensation decisions that support our compensation philosophy and objectives. The agenda for meetings of the Compensation Committee is determined by its Chair, with the assistance of our Chief Executive Officer and our Chief Financial Officer.

The Compensation Committee is authorized to retain advisors with respect to compensation matters. The compensation consultant’s role is to provide independent third-party advice to assist the Compensation Committee in evaluating and designing our executive compensation policies and programs, including:

•	providing recommendations regarding the composition of our comparator group, as described below;

•	reviewing and assisting with recommendations regarding current executive compensation levels relative to the market and our performance, including with respect to the retention and promotion of executive officers;

•	advising on trends in executive compensation, including best practices; and

•	advising on aligning pay and performance.

The Compensation Committee is responsible for reviewing fees paid to compensation consultants to ensure that the consultants maintain their objectivity and independence when rendering advice to the Compensation Committee regarding executive compensation matters. The Compensation Committee engaged Compensia, Inc. (“Compensia”) to advise it on compensation matters for executive officers and for non-management directors in 2014 and has continued to engage Compensia to advise it on such matters. Compensia has been re-engaged in 2018 to advise on compensation for our NEOs.

The Compensation Committee reviewed the services provided by Compensia to the Compensation Committee and based on this review has determined that the provision of such services did not give rise to any conflict of interest, taking into account such factors as required by the SEC and applicable law and such other factors as the Compensation Committee determined to be relevant.

Management’s Role in Establishing Compensation

Our Chief Executive Officer and our Chief Financial Officer attend Compensation Committee meetings to discuss matters under consideration by the Compensation Committee and to answer questions regarding those matters. The Compensation Committee also regularly meets in executive sessions without any members of management present.

The Compensation Committee members hold discussions with our Chief Executive Officer concerning the compensation for other executive officers. Our Chief Executive Officer provides his assessment of each individual’s responsibilities, contribution to the Company’s results and potential for future contributions to the Company’s success. The Compensation Committee considers this input, but has final authority to set the compensation amounts for all executive officers in its discretion. The Compensation Committee discusses proposals for our Chief Executive Officer’s compensation package with him but always makes final decisions regarding his compensation when he is not present. The Compensation Committee also reviews market data and other relevant information provided by the compensation consultant when considering competitive and market factors in compensation, elements of compensation packages and possible changes to the compensation of our executive officers.

With oversight by the Compensation Committee, our human resources department administers our executive compensation program to implement the compensation decisions made by the Compensation Committee for our executive officers.

Consideration of 2017 Stockholder Advisory Vote

At our 2017 annual meeting of stockholders, our stockholders cast an advisory vote on the Company’s executive compensation decisions and policies, as disclosed in the proxy statement issued by the Company in April 2017, pursuant to Item 402 of SEC Regulation S-K (commonly known as the “say-on-pay vote”). Our stockholders approved the compensation of our executive officers, with approximately 83% of shares cast voting in favor of the say-on-pay proposal. As we evaluated our compensation practices and talent needs throughout 2017, we were mindful of the support our stockholders expressed for our philosophy of linking compensation to our financial, operational and strategic goals to incentivize the enhancement of stockholder value. As a result, the Compensation Committee decided to retain our general approach with respect to our executive compensation program.

Comparator Group

In November 2016, at the Compensation Committee’s request, Compensia recommended the following peer group for evaluating executive officer and non-management director compensation and composition for the Company. The peer group was determined to reflect the Company’s strategic shift away from its historical hardware business and its current objective of becoming a leading global provider of software-as-a-service and solutions for the Internet of Things. In determining executive officer and non-management director compensation for 2017, the Compensation Committee relied upon the new compensation peer group developed by Compensia and accepted by the Compensation Committee, which consisted of the following 18 publicly traded companies:

• American Software, Inc.	• LivePerson, Inc.

• Apigee Corporation	• Marin Software Inc.

• ARI Network Services, Inc.	• MobileIron, Inc.

• Bazaarvoice, Inc.	• Model N, Inc.

• BSQUARE Corporation	• NetSol Technologies, Inc.

• ChannelAdvisor Corporation	• Support.com, Inc.

• Covisint Corporation	• Telenav, Inc.

• eGain Corporation	• Upland Software, Inc.

• Jive Software, Inc.	• Xactly Corporation

The Compensation Committee expects to periodically review and update this peer group and the underlying criteria as our business and market environment continue to evolve.

Review of Compensation Program

In developing an annual compensation program for our executive officers, the Compensation Committee typically considers the following three main factors:

Market Competitiveness. The Compensation Committee reviews market data provided by the compensation consultant to evaluate whether changes to the compensation program and pay levels of our executive officers may be appropriate. The Compensation Committee generally seeks to compensate our executive officers by using median compensation levels of the closest corresponding executive positions among our comparator group companies as a data point in determining target pay opportunities.

Internal Equity. The Compensation Committee considers the level of total compensation opportunity for the executive officers in relation to one another to ensure that each executive’s contribution to Company performance is appropriately reflected.

Individual Performance. The Compensation Committee considers each individual executive’s experience serving in his or her position and the potential for the executive to expand his or her responsibilities and increase his or her contributions to the Company.

Executive Compensation Programs and Policies

The components of our executive compensation program typically provide for a combination of fixed and variable compensation. As described in more detail below, these components are:

•	base salary;

•	annual incentive compensation;

•	long-term incentive awards; and

•	severance and change-in-control benefits.

The Compensation Committee typically allocates a significant percentage of the total compensation for our executive officers to annual and long-term incentives as a result of the compensation philosophy and objectives described above. In evaluating the levels of total compensation, the Compensation Committee reviews tally sheets for each executive officer. The tally sheets detail current and historical compensation for each officer, including target and actual base and bonus compensation, equity grants and other benefits generally available to Company employees (e.g., life and health insurance).

Base Salary

The base salary for each of the executive officers is generally paid in cash and represents the fixed portion of his or her total compensation. Base salary compensation is intended to provide a reliable source of income for our executive officers, an important part of retaining our executives, and is not subject to the variability of the annual incentive compensation and long-term incentive compensation components of our executive compensation programs. The base salary of each of our executive officers is reviewed by the Compensation Committee annually. Base salaries are determined on the basis of the factors described above, as well as management responsibilities, level of experience and individual contributions to the Company. The base salaries of each of our executive officers for 2018 are as follows:

Executive	Base Salary
Dan Mondor	$450,000
Stephen Smith	$285,000
Stephen Sek	$264,600

Annual Incentive Compensation

The Compensation Committee believes annual incentive compensation should be a key element of the total compensation opportunity of each executive officer. The Compensation Committee also believes that placing a portion of executive compensation at risk each year appropriately motivates executives to achieve Company and individual goals, thereby enhancing stockholder value.

Annually, the Compensation Committee establishes the performance metrics and goals that must be achieved for an executive officer to earn an annual incentive compensation award. In establishing performance metrics for each of our executive officers, the Compensation Committee considers both Company objectives and individual objectives. The Company objectives are based on certain financial, operational and strategic goals of the Company as set forth in our operating plan for that year. Individual objectives may be established for each executive in light of his or her functional group responsibilities and accompanying goals and expectations.

The target annual incentive compensation award as a percentage of annual base salary for each executive level for 2018 are follows:

Executive Level	Target
Chief Executive Officer	65%
Chief Financial Officer	50%
Senior Vice President	35%

The Compensation Committee assesses performance by comparing actual results to the performance goals established. The performance goals for 2018 are currently under consideration by the Compensation Committee.

In approving annual incentive payouts, the Compensation Committee may use its discretion to determine the amounts that otherwise would be payable based on Company and individual performance, subject to the maximum awards payable. For financial and revenue goals in incentive plans, there may be threshold minimum levels that must be achieved before any payments will be made for the achievement of such goals. In addition, for these types of goals, there may be over-achievement levels specified up to a maximum amount payable if these goals are over-achieved.

Long-Term Incentive Awards

Long-term incentive awards are granted to our executive officers under the Inseego Corp. 2009 Omnibus Incentive Compensation Plan, as amended (the “2009 Incentive Plan”), which was originally approved by our stockholders in June 2009 and was subsequently amended in June 2013, November 2014, March 2015 and June 2016. These awards are intended to align the interests of our executives with those of our stockholders and are intended as a long-term incentive for future performance. The 2009 Incentive Plan is administered by the Compensation Committee.

Our 2009 Incentive Plan provides for grants of both equity and cash awards, which affords the Compensation Committee the flexibility to design long-term incentive awards that are responsive to our business needs and advance our interests and long-term success. The 2009 Incentive Plan currently authorizes the issuance of up to 15,000,000 shares of our common stock, plus an additional 323,000 shares that may be issued for inducement grants pursuant to NASDAQ Listing Rule 5635, of which 3,680,597 shares were available for issuance under the 2009 Incentive Plan as of March 31, 2018.

To date, only stock options and RSUs have been granted under the 2009 Incentive Plan. The Compensation Committee believes these forms of equity grants motivate employees and align their interests with the Company’s stockholders. The Compensation Committee also believes that conserving the Company’s cash is important and therefore has not made any cash awards under the 2009 Incentive Plan.

The Compensation Committee views long-term incentive awards as a means to encourage executive retention because these awards vest over a specified period of time. The Compensation Committee typically consults with its compensation consultants regarding long-term incentive awards to the Company’s executive officers and considers the level of total compensation opportunity for the executive officers in relation to one another. The Compensation Committee has historically granted the executive officers a mix of stock option and RSUs. When making long-term incentive award decisions, the Compensation Committee does not consider existing ownership levels because the Compensation Committee does not want to discourage our executive officers from holding significant amounts of the Company’s common stock. To that end, and to better align executives’ interests with those of our stockholders, in 2015 the Board adopted a stock ownership policy, which sets forth that the Company’s executive officers and non-management directors must own a minimum value of the Company’s common stock. Our Chief Executive Officer must own at least three times his or her base salary, all executive officers must own an amount equal to their base salary and non-management directors must own an amount equal to their annual cash retainer. If the Company appoints a Chief Operating Officer or a President who is not also the Chief Executive Officer, such individuals must own at least two times their base salary. All who are subject to the stock ownership policy must be in compliance with their minimum ownership requirement before the first year-end following the fifth anniversary of being subject to the policy.

The Compensation Committee has adopted an equity granting policy that provides for grants to be made to our executive officers and non-management directors on an annual basis. The Compensation Committee determines the amount and form of the equity to be granted to each individual based on market competitive data, internal equity considerations, management responsibilities, level of experience, and past and expected future contributions to the Company.

The long-term incentive awards to be granted to our executive officers for 2018 are currently under consideration by the Compensation Committee.

Severance and Change-in-Control Benefits

We have entered into change-in-control and severance agreements with Messrs. Mondor, Smith and Sek. For information about the terms of these severance agreements, see Compensation of Named Executive Officers—Potential Payments Upon Termination or Change-in-Control—Severance Agreements.

Employee Benefits

We do not provide our executive officers or other employees with defined pension benefits, supplemental retirement benefits, post-retirement payments or deferred compensation programs. We do provide a 401(k) defined contribution plan that is available to all of our U.S. employees who meet certain eligibility requirements.

Except as described below, we provide health, life and other insurance benefits to our executive officers on the same basis as our other full-time employees. All of our U.S. employees are eligible to be enrolled in our group disability and life insurance plans. Each of our executive officers is entitled to receive a life insurance benefit upon his or her death equal to two times his or her annual base salary in effect on the date of death, up to a maximum benefit of $500,000. Each of our other salaried employees is entitled to a life insurance benefit equal to two times his or her annual base salary in effect on the date of death, up to a maximum benefit of $300,000.

All of our employees, including our executive officers, are eligible to participate in the Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), which has been designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). As of March 31, 2018, 857,638 shares were available for issuance under the Purchase Plan.

The Compensation Committee believes that the Purchase Plan encourages employees, including our executive officers, to increase their ownership in the Company and further aligns their economic interests with those of our stockholders. The Purchase Plan is designed to appeal primarily to non-executive employees and is not intended to be a meaningful element of our executive compensation program.

In certain situations, the Compensation Committee may approve the reimbursement of certain housing, living and travel expenses, including related tax gross-up, for an executive to maintain a residence near our corporate offices. We do not provide other perquisites or personal benefits to our executive officers. The Compensation Committee believes that this policy is consistent with its pay-for-performance philosophy. Except for a gross-up related to reimbursed housing, living and travel expenses, we do not provide any additional cash compensation to our executive officers to reimburse them for any income tax liability that may arise and become due and payable as a result of their receipt of any cash or equity compensation or benefits.

Code Section 162(m)

Section 162(m) of the Code limits our deduction for compensation in excess of $1 million paid during a taxable year to our Chief Executive Officer, Chief Financial Officer and our three other highest-paid executive officers, including any person who was described above for any taxable year beginning after December 31, 2016, regardless of whether such person remains Chief Executive Officer, Chief Financial Officer, or one of the three highest-paid executive officers in subsequent years. As a result of Section 162(m), we may not be entitled to a compensation deduction with respect to all of some awards granted to the employees listed above.

In reviewing our executive compensation program, the Compensation Committee considers the anticipated tax treatment of various payments and benefits to the Company and our executive officers. However, the deductibility of certain compensation payments depends upon the timing of an executive’s vesting or exercise of previously granted awards, as well as interpretations and changes in the tax laws and other factors beyond the Compensation Committee’s control. For these and other reasons, including the need to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee will not necessarily, or in all circumstances, limit executive compensation to that which is deductible under Section 162(m) of the Code and has not adopted a policy requiring that all compensation be deductible.

Anti-hedging and Pledging Policy

The Company’s Insider Trading Policy prohibits any pledging or hedging activities in the Company’s stock by the Company’s executive officers, members of the Board and certain other Company employees. The prohibited activities include any pledge of Company stock as well as transactions such as short sales, puts or calls.

2017 Compensation

Base Salaries

During the first quarter of 2017, the Compensation Committee reviewed recommendations from Compensia, based on data from the relevant comparator group and published studies regarding the compensation of executive officers at other public companies, to reevaluate the base salaries of our executive officers. The Compensation Committee also considered the Company’s then-pending sale of Novatel Wireless, Inc., which included the Company’s MiFi branded hotspots and USB modem product lines (the “MiFi Business”), to T.C.L. Industries Holdings (H.K.) Limited and Jade Ocean Global Limited (together “TCL”). The Compensation Committee agreed with Compensia’s recommendations for compensation targets, but determined to make no adjustments to base salaries of executive officers until conclusion of the planned sale of the MiFi Business to TCL. Ultimately, the planned sale of the MiFi Business was not completed. The Compensation Committee determined base salaries for Messrs. Mondor and Smith using the same policies and industry information previously developed in connection with evaluating the compensation of their predecessors.

The base salaries of each of our NEOs for 2017 were as follows:

Executive	Base Salary
Dan Mondor	$450,000
Stephen Smith	$285,000
Stephen Sek	$264,600
Thomas Allen	$15,275	(1)
Sue Swenson	$1
Michael Newman	$330,000
Lance Bridges	$302,500

(1)	Mr. Allen received a semi-monthly salary of $15,275 (which represented $366,600 on an annualized basis) for his position as interim Executive Vice President, Chief Financial Officer.

Annual Incentive Compensation

In March 2017, the Compensation Committee determined that the terms of the 2016 Corporate Bonus Plan would carry over as the 2017 Corporate Bonus Plan (the “2017 Plan”), and the bonus target percentages for each executive officer as a percentage of base salary would remain unchanged for 2017 from 2016. Under such terms, from January 1, 2017 through December 31, 2017 (the “2017 Performance Period”), Certain officers and employees of the Company (the “2017 Participants”) were eligible to receive bonuses under the 2017 Plan, with target bonus amounts set as a percentage of base salary based on the 2017 Participant’s position within the Company (“2017 Bonus Awards”).

The 2017 Bonus Awards would be based on the Company meeting certain quarterly revenue and adjusted EBITDA objectives, as well as the Company’s other 2017 corporate goals. Under the terms of the 2017 Plan, achievement of at least 85% of the revenue or adjusted EBITDA performance goal was required for any payment of the portion of each 2017 Bonus Award that was based on achievement by the Company of such goals. Achievement of the Company’s other 2017 corporate bonus goals would be determined by the Compensation Committee in consultation with the Chief Executive Officer. The 2017 Bonus Awards were permitted to be adjusted upward or downward by 25% based on individual performance during the 2017 Performance Period. Only those 2017 Participants who continued to be employed by the Company on any applicable payment dates were eligible to receive bonus awards under the 2017 Plan.

In June 2017, the Company undertook a restructuring initiative to focus on a revised corporate strategy which affected the continuation of the 2017 Plan. No bonus awards were made to any executive officers under the 2017 Plan and the plan was terminated in August 2017.

In August 2017, the Compensation Committee approved a new bonus plan for the second half of 2017 (the “Second Half 2017 Bonus Plan”) for Company employees which provided for bonus awards based in part upon the Company’s achievement of certain adjusted EBITDA targets.

As described in the employment offer letter with Mr. Mondor, in June 2017, the Compensation Committee also approved bonus objectives for Mr. Mondor that included two bonus award components:

•	A bonus target of 65% of base salary based on the achievement of EBITDA targets identified in the Second Half 2017 Bonus Plan; and

•	A bonus target of 65% of base salary (prorated based on Mr. Mondor’s start date) based on the achievement certain key corporate milestones associated with the Company’s corporate turn-around strategy as identified by the Compensation Committee (the “Corporate Milestones”).

EBITDA targets were not achieved and no bonus awards have been made to any executive officers under the Second Half 2017 Bonus Plan as of this time. In April 2018, the Board approved a bonus payment of $166,685 for Mr. Mondor based on his achievement of the Corporate Milestone bonus objective and agreed with Mr. Mondor that, in order to conserve cash, such payment would be made pursuant to an award of immediately vesting RSUs under the 2009 Incentive Plan.

Long-Term Incentive Compensation

In 2017, the Compensation Committee considered several scenarios to address long-term incentive award compensation. The Compensation Committee reviewed the equity grants of the previous several years and received recommendations from Compensia based on the equity compensation practices of the Company’s peer group. Based on these considerations, in 2017, the Compensation Committee determined to grant either RSUs or stock options, or a combination of RSUs and stock options to the Company’s executive officers.

The following table sets forth the economic value (at the date of grant) of the long-term incentive awards granted to each of our NEOs in 2017.

Name	Economic Value of Award at Time of Grant ($)	Number of Stock Options (#)	Number of Restricted Stock Units (#)
Dan Mondor(1)	$543,300	750,000	—
Stephen Smith(2)	$184,280	200,000	—
Stephen Sek(3)	$44,085	50,000	—
Thomas Allen(4)	$72,545	—	63,636
Sue Swenson	$559,000	—	430,000
Michael Newman(5)	$—	—	—
Lance Bridges(6)	$145,600	—	112,000

(1)	Stock options with a per share exercise price of $0.94 were granted to Mr. Mondor in June 2017 as an inducement award pursuant to his employment offer letter. The stock options vest in full on the first anniversary of the grant date.
(2)	Stock options with a per share exercise price of $1.16 were granted to Mr. Smith in August 2017 as an inducement award pursuant to his employment offer letter.
(3)	Stock options with a per share exercise price of $1.11 were granted to Mr. Sek in August 2017. The stock options are scheduled to vest over a two-year period, with one-half vesting on the first anniversary of the grant date and one-half vesting on the second anniversary of the grant date.
(4)	RSUs were granted to Mr. Allen in May 2017 as an inducement award pursuant to his employment offer letter. These RSUs vested in full on August 16, 2017.
(5)	Mr. Newman resigned from his position as Executive Vice President and Chief Financial Officer effective as of May 15, 2017 and did not receive a long-term incentive award for 2017.
(6)	Mr. Bridges was terminated as Senior Vice President, General Counsel and Secretary, effective as of July 21, 2017, at which time 28,000 of these RSUs vested in accordance with the terms of his Change in Control and Severance Agreement, see Compensation of Named Executive Officers—Potential Payments Upon Termination or Change-in-Control—Severance Agreements.

Except as otherwise described above, the restricted stock unit awards granted to our NEOs in 2017 vest over a four-year period, with one-fourth vesting on each anniversary of the grant date through the fourth anniversary of the grant date. Except as otherwise described above, the stock option awards granted to our NEOs in 2017 vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the fourth anniversary of the grant date. The Compensation Committee has historically approved equity awards with time-based vesting to create a significant incentive for our NEOs to be employed by the Company for at least four years after the grant date. However, in 2017, the Compensation Committee considered additional factors related to the Company’s turn-around corporate strategy and approved shorter vesting terms for incentive awards in certain cases. For example, Mr. Sek’s stock option award has a two-year vesting period, which is reflective of his goals during the turnaround period, and Mr. Mondor’s stock option award has a one-year vesting period, as a result of negotiations with Mr. Mondor to induce Mr. Mondor to accept employment with the Company.

Report of the Compensation Committee

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis included in this Amendment with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

COMPENSATION COMMITTEE

Robert Pons, Chair
Jeffrey Tuder
Mark Licht

The foregoing Report of the Compensation Committee is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment or the Company’s Annual Report on Form 10-K into any filing of ours under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this report by reference.

Compensation Committee Interlocks and Insider Participation

No current member of the Compensation Committee was at any time during fiscal 2017 or at any other time an officer or employee of the Company, and no member had any relationship with the Company requiring disclosure as a related person transaction. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board or Compensation Committee during fiscal 2017.

Compensation of Named Executive Officers

The following executive compensation tables and related information are intended to be read with the more detailed disclosures regarding our executive compensation program presented under the heading Compensation Discussion and Analysis.

Summary Compensation Table

The following table sets forth information regarding the compensation of our NEOs for the years ended December 31, 2017, 2016 and 2015:

Name and Principal Position	Year	Salary ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)(3)	Total ($)
Dan Mondor(4) President and Chief Executive Officer	2017	257,596		—	543,300	166,685	(5)	71,601	1,039,182

Stephen Smith(6) Executive Vice President and Chief Financial Officer	2017	104,865		—	184,280	—		1,650	290,795

Stephen Sek Senior Vice President and Chief Technology Officer	2017	264,600		—	44,085	—		8,490	317,175
	2016	261,450		243,000	—	28,367		8,490	541,307
	2015	252,000		372,399	272,493	25,137		540	922,569

Thomas Allen(7) Former Executive Vice President and Chief Financial Officer	2017	95,880		72,545	—			1,753	170,178

Sue Swenson(8) Former Chief Executive Officer	2017	—		559,000	—	—		—	559,000
	2016	1		1,555,200	1,009,214	—		480	2,564,895
	2015	—		84,998	1,363,571	—		70,890	1,519,459

Michael Newman(9) Former Executive Vice President and Chief Financial Officer	2017	123,750		—	—	—		27,161	150,911
	2016	322,500		575,100	—	156,735		8,970	1,063,305
	2015	299,997	(10)	462,576	246,915	42,750		1,020	1,053,258

Lance Bridges(11) Former Senior Vice President, General Counsel and Secretary	2017	169,672		145,600	—	—		173,653	488,924
	2016	295,625		405,000	—	83,810		8,473	792,908
	2015	179,279		254,000	271,540	23,949		555	729,323

(1)	Represents the aggregate grant date fair value of the stock and option awards granted in the respective fiscal year as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 9, Share-based Compensation, in the Company’s Original Form 10-K.
(2)	Represents cash awards under our annual incentive compensation plans.
(3)	See All Other Compensation table below for additional information.
(4)	Mr. Mondor was appointed to serve as President and Chief Executive Officer on June 6, 2017.
(5)	In April 2018, the Board approved a bonus payment of $166,685 for Mr. Mondor based on his achievement of the Corporate Milestones and agreed with Mr. Mondor that, in order to conserve cash, such payment would be made pursuant to an award of immediately vesting RSUs under the 2009 Incentive Plan.
(6)	Mr. Smith began serving as Executive Vice President and Chief Financial Officer on August 21, 2017.
(7)	Mr. Allen began serving as Executive Vice President and Chief Financial Officer on May 16, 2017 and resigned from his position effective as of August 18, 2017.
(8)	Ms. Swenson resigned from her position as Chief Executive Officer on June 6, 2017. Ms. Swenson served as a non-management director from January 1, 2015 through October 27, 2015. During that time, she accrued compensation for her service on the Board, which she received in the form of 18,722 RSUs on March 16, 2015 and $70,810 in the form of cash payments, which included three quarterly cash payments of $21,500 for each of the first, second and third quarters and $6,310 for the period October 1, 2015 through October 27, 2015. This compensation is included in the table above under Stock Awards and All Other Compensation.

(9)	Mr. Newman resigned from his position as Executive Vice President and Chief Financial Officer effective as of May 15, 2017.
(10)	The Company paid 30% of Mr. Newman’s base salary from November 1, 2014 through December 31, 2015 in the form of RSUs. Mr. Newman’s RSUs for 2015 were granted on January 2, 2015 and vested ratably on a monthly basis until January 2, 2016.
(11)	Mr. Bridges was terminated as Senior Vice President, General Counsel and Secretary effective as of July 21, 2017. As a result, Mr. Bridges’ salary was prorated until his termination date. Following his termination date, Mr. Bridges was entitled to certain severance benefits, including six-months base salary, as provided in the All Other Compensation column. For more information, see —Potential Payments Upon Termination or Change-in-Control—Severance Agreements.

All Other Compensation

The following table sets forth information concerning All Other Compensation in the table above:

Name	Year	Life Insurance Premiums Paid by Company ($)	Taxable Cell Phone Allowance ($)	Accrued but Unpaid Vacation Paid Upon Termination ($)	401(k) Employer Match ($)	Other Compensation ($)		Total ($)
Dan Mondor	2017	270	—		6,750	64,581	(1)	71,601
Stephen Smith	2017	225	—		1,425	—		1,650
Stephen Sek	2017	540	—		7,950	—		8,490
	2016	540	—		7,950	—		8,490
	2015	540	—		—	—		540
Thomas Allen	2017	180	—		1,573			1,753
Sue Swenson	2017	—	—		—	—		—
	2016	—	480		—	—		480
	2015	—	80		—	70,810	(2)	70,890
Michael Newman	2017	225	—	18,986	7,950	—		27,161
	2016	540	480		7,950	—		8,970
	2015	540	480		—	—		1,020
Lance Bridges	2017	315	—	20,900	7,950	144,488	(3)	173,653
	2016	540	480		7,453	—		8,473
	2015	315	240		—	—		555

(1)	Living expense allowance plus tax gross-up.
(2)	Compensation for service as a non-employee director.
(3)	Severance compensation, including COBRA costs paid by the Company.

Grants of Plan-Based Awards

The following table sets forth information regarding the Company’s grants of plan-based awards to our NEOs during 2017 under the Company’s annual incentive plans and the 2009 Incentive Plan. Ms. Swenson and Messrs. Allen, Newman and Bridges are no longer employed by the Company.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards		All Other Stock Awards: Shares of Stock or Units (#)(2)		All Other Option Awards: Securities Underlying Options (#)(3)		Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)
		Target(1)
Dan Mondor	6/6/2017	$166,685	(4)	—		750,000	(5)	0.94	543,300
Stephen Smith	8/21/2017	—		—		200,000		1.16	184,280
Stephen Sek	8/17/2017	—		—		50,000	(6)	1.11	44,085
Thomas Allen	5/21/2017	—		63,636	(7)	—		—	72,545
Sue Swenson	5/12/2017	—		430,000		—		—	559,000
Michael Newman(8)	—	—		—		—		—	—
Lance Bridges	5/12/2017	—		112,000	(9)	—		—	145,600

(1)	No payments were made to any of our NEOs in connection with the Second Half 2017 Bonus Plan.
(2)	Unless otherwise indicated, these RSUs are scheduled to vest over a four-year period, with one-fourth vesting on each anniversary of the grant date.
(3)	Unless otherwise indicated, these stock options are scheduled to vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the fourth anniversary of the grant date.
(4)	In April 2018, the Board approved a bonus payment of $166,685 for Mr. Mondor based on his achievement of the Corporate Milestones and agreed with Mr. Mondor that, in order to conserve cash, such payment would be made pursuant to an award of immediately vesting RSUs under the 2009 Incentive Plan.
(5)	These stock options are scheduled to vest in full on the first anniversary of the grant date.
(6)	These stock options are scheduled to vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date.
(7)	These RSUs vested in full on August 16, 2017.
(8)	Mr. Newman resigned from his position as Executive Vice President and Chief Financial Officer effective as of May 15, 2017 and did not receive a long-term incentive award for 2017.
(9)	Mr. Bridges was terminated as Senior Vice President, General Counsel and Secretary, effective as of July 21, 2017, at which time 28,000 of these RSUs vested in accordance with the terms of his Change in Control and Severance Agreement with the Company, see —Potential Payments Upon Termination or Change-in-Control—Severance Agreements.

Employment Agreements

Dan Mondor. On June 6, 2017, the Board appointed Mr. Mondor to serve as the Company’s President and Chief Executive Officer pursuant to the terms of an employment offer letter agreement. Under the terms of the offer letter, Mr. Mondor is entitled to receive an annual base salary of $450,000 as compensation for his services as President and Chief Executive Officer. On June 6, 2017, pursuant to the terms of the offer letter, the Company granted Mr. Mondor stock options to purchase 750,000 shares of the Company’s common stock, with a per share exercise price of $0.94, the closing price of the Company’s common stock on the grant date. On October 26, 2017, pursuant to an amendment to the offer letter, the Company agreed to provide reimbursement of certain of Mr. Mondor’s living expenses, including a related tax gross-up. For a description of the severance benefits provided under this agreement and our other severance agreements, see —Potential Payments Upon Termination or Change-in-Control—Employment Agreements.

Stephen Smith. On August 21, 2017, the Board appointed Mr. Smith to serve as the Company’s Executive Vice President and Chief Financial Officer pursuant to the terms of an employment offer letter agreement. Under the terms of the offer letter, Mr. Smith is entitled to receive an annual base salary of $285,000 as compensation for his services as Executive Vice President and Chief Financial Officer. On August 21, 2017, pursuant to the terms of the offer letter, the Company granted Mr. Smith stock options to purchase 200,000 shares of the Company’s common stock, with a per share exercise price of $1.16, the closing price of the Company’s common stock on the grant date. For a description of the severance benefits provided under this agreement and our other severance agreements, see —Potential Payments Upon Termination or Change-in-Control—Employment Agreements.

Stephen Sek. On March 13, 2015, the Board appointed Mr. Sek to serve as the Company’s Chief Technology Officer. Upon his appointment, Mr. Sek was initially entitled to receive an annual base salary of $252,000 as compensation for his services as Chief Technology Officer. For a description of the severance benefits provided under this agreement and our other severance agreements, see —Potential Payments Upon Termination or Change-in-Control—Employment Agreements.

Thomas Allen. On May 16, 2017, the Board appointed Mr. Allen to serve as the Company’s interim Executive Vice President and Chief Financial Officer pursuant to the terms of an employment offer letter agreement. Under the terms of the offer letter, Mr. Allen was entitled to receive a semi-monthly salary of $15,275 as compensation for his services as Executive Vice President and Chief Financial Officer. Pursuant to the terms of the offer letter, the Company granted Mr. Allen 63,636 RSUs. As previously disclosed, Mr. Allen served as Executive Vice President and Chief Financial Officer until August 18, 2017.

Sue Swenson. On October 28, 2015, in connection with her agreement to serve as the Company’s Chief Executive Officer, the Company granted Ms. Swenson stock options to purchase 951,550 shares of the Company’s common stock, with a per share exercise price of $2.27, the closing price of the Company’s common stock on the grant date, and which could only be exercised after vesting if the price of the Company’s common stock is at least $3.41 per share on the date of exercise. On December 11, 2015, the Company entered into a formal employment offer letter agreement with Ms. Swenson. Under the terms of the offer letter, Ms. Swenson was entitled to receive an annual base salary of $1.00 as compensation for her services as Chief Executive Officer. On January 4, 2016, pursuant to the terms of the offer letter, the Company granted Ms. Swenson stock options to purchase an additional 951,550 shares of the Company’s common stock, with a per share exercise price of $1.66, the closing price of the Company’s common stock on the grant date. As previously disclosed, Ms. Swenson served as Chief Executive Officer until June 6, 2017. For a description of the benefits provided under this agreement and our other severance agreements, see —Potential Payments Upon Termination or Change-in-Control—Employment Agreements.

Michael Newman. On September 2, 2014, the Board appointed Mr. Newman to serve as the Company’s Executive Vice President and Chief Financial Officer pursuant to the terms of an employment offer letter agreement. Under the terms of the offer letter, Mr. Newman was initially entitled to receive an annual base salary of $300,000 as compensation for his services as Executive Vice President and Chief Financial Officer, of which $90,000 was to be paid through the issuance of RSUs which vest in 12 monthly installments from the date of grant; provided, however, that beginning in calendar year 2016, Mr. Newman had the right to elect, and did elect, to receive his full annual base salary in cash. As previously disclosed, Mr. Newman served as Executive Vice President and Chief Financial Officer until May 15, 2017. For a description of the severance benefits provided under this agreement and our other severance agreements, see —Potential Payments Upon Termination or Change-in-Control—Employment Agreements.

Lance Bridges. On May 7, 2015, the Company entered into an employment offer letter agreement with Mr. Bridges, pursuant to which Mr. Bridges was initially entitled to receive an annual base salary of $275,000 as compensation for his services as Senior Vice President and General Counsel. On May 7, 2015, pursuant to the terms of the offer letter, the Company granted Mr. Bridges 50,000 RSUs and stock options to purchase 100,000 shares of the Company’s common stock, with a per share exercise price of $5.08, the closing price of the Company’s common stock on the grant date. As previously disclosed, Mr. Bridges served as Senior Vice President, General Counsel and Secretary until July 21, 2017. For a description of the severance benefits provided under this agreement and our other severance agreements, see —Potential Payments Upon Termination or Change-in-Control—Employment Agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the stock options and RSUs held by our NEOs that were outstanding at December 31, 2017. Ms. Swenson and Messrs. Allen, Newman and Bridges are not listed in the table below because they did not hold any outstanding equity awards at fiscal year-end.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units That Have Not Vested ($)(3)
Dan Mondor	6/6/2017	—	750,000	(4)	$0.94	6/6/2027
Stephen Smith	8/21/2017	—	200,000		$1.16	8/21/2027
Stephen Sek	4/13/2015	62,222	7,778		$5.51	4/13/2025
	3/16/2015	27,500	2,500		$4.54	3/16/2025
	8/17/2017	—	50,000	(5)	$1.11	8/17/2027
	3/16/2015						10,000	$16,100
	4/13/2015						6,667	$10,734
	3/1/2016						112,500	$181,125

(1)	Unless otherwise indicated, stock options granted prior to October 2015 are scheduled to vest over a three-year period, with one-third vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the third anniversary of the grant date and stock options granted after October 2015 are scheduled to vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the fourth anniversary of the grant date.
(2)	Unless otherwise indicated, RSUs granted prior to October 2015 are scheduled to vest over a three-year period, with one-third vesting on each anniversary of the grant date and RSUs granted after October 2015 are scheduled to vest over a four-year period, with one-fourth vesting on each anniversary of the grant date through the fourth anniversary of the grant date.
(3)	Calculated using a market value per share of $1.61, the closing price of our common stock on December 31, 2017.
(4)	These stock options are scheduled to vest in full on the first anniversary of the grant date.
(5)	These stock options are scheduled to vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date.

Option Exercises and Stock Vested

There were no stock options exercised by our NEOs during fiscal 2017. The following table sets forth information regarding the vesting of RSUs for each of our NEOs during 2017:

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Dan Mondor	—	$—
Stephen Smith	—	$—
Stephen Sek	61,667	$157,242
Thomas Allen	63,636	$71,909
Sue Swenson	256,949	$742,183
Michael Newman	111,700	$309,151
Lance Bridges	186,334	$369,018

(1)	Represents the number of shares acquired on vesting multiplied by the closing price of our common stock on the applicable vesting date.

Potential Payments Upon Termination or Change-in-Control

We have historically provided severance benefits to our NEOs in the event the executive’s employment is terminated under certain circumstances following a change-in-control of the Company. We currently provide these benefits to Messrs. Mondor, Smith and Sek under separate severance agreements and previously provided these benefits to Ms. Swenson and Messrs. Newman and Bridges under separate severance agreements. We also provide severance benefits unrelated to a change-in-control to Messrs. Mondor, Smith and Sek under separate severance agreements and previously provided these benefits to Ms. Swenson and Messrs. Newman and Bridges under their separate severance agreements. A description of the severance benefits payable under these agreements, if any, is set forth below.

Severance Agreements

Dan Mondor. The Company entered into a Change-in-Control and Severance Agreement with Mr. Mondor on June 6, 2017. Under the terms of this agreement, if Mr. Mondor’s employment is terminated by the Company without cause or by Mr. Mondor for good reason not in connection with a change-in-control, then the Mr. Mondor is entitled to the following severance benefits:

•	an amount equal to Mr. Mondor’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to Mr. Mondor under our compensation plans;

•	an amount equal to twelve months of Mr. Mondor’s base salary less the amount of base salary paid to him between June 7, 2017 and his termination date, payable in cash in the form of salary continuation;

•	immediate vesting of the portion of Mr. Mondor’s outstanding equity awards under our compensation plans that would have vested or become exercisable had his employment continued through the next vesting date;

•	a lump-sum bonus payment equal to the pro-rated portion of the target bonus in the year of termination based on actual achievement of corporate performance goals and assumed full achievement of any individual performance goals; and

•	continued participation for Mr. Mondor and his dependents in our group health plan, at the same benefit and contribution levels in effect immediately prior to the termination, until June 7, 2018;

provided, however, that in order to receive the aforementioned severance benefits, Mr. Mondor must deliver to the Company a general release of all claims against the Company and its affiliates effective no more than 55 days after termination of his employment (the “Release Requirement”).

Subject to satisfaction of the Release Requirement, Mr. Mondor is entitled to the following severance benefits, in lieu of the benefits described above, if Mr. Mondor’s employment is terminated by the Company without cause or by Mr. Mondor for good reason during a Change-in-Control period:

•	an amount equal to Mr. Mondor’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to Mr. Mondor under our compensation plans;

•	an amount equal to the sum of 18 months of Mr. Mondor’s base salary;

•	an amount equal to 12 months of Mr. Mondor’s target annual bonus opportunity;

•	immediate vesting of outstanding equity awards under our compensation plans; and

•	continued participation for up to 18 months by Mr. Mondor and his dependents in our group health plan, at the same benefit and contribution levels in effect immediately before the termination.

Stephen Smith and Stephen Sek. The Company entered into a Change-in-Control and Severance Agreement with Mr. Sek in April 2015 and with Mr. Smith in August 2017 (collectively, the “Executives”).

Under the terms of these agreements, if the employment of the Executive is terminated by the Company without cause or by the Executive for good reason not in connection with a change-in-control, then the Executive is entitled to the following severance benefits:

•	an amount equal to the Executive’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to the Executive under our compensation plans;

•	an amount equal to six months of the Executive’s base salary, payable in cash in the form of salary continuation;

•	immediate vesting of the portion of the Executive’s outstanding equity awards under our compensation plans that would have vested or become exercisable had his employment continued through the next vesting date;

•	a lump-sum bonus payment equal to the pro-rated portion of the target bonus in the year of termination based on actual achievement of corporate performance goals and assumed full achievement of any individual performance goals; and

•	continued participation for up to nine months by the Executive and his dependents in our group health plan, at the same benefit and contribution levels in effect immediately prior to the termination;

provided, however, that in order to receive the aforementioned severance benefits, the Executive must satisfy the Release Requirement.

Under these agreements, subject to satisfaction of the Release Requirement, each Executive is entitled to the following severance benefits, in lieu of the benefits described above, if such Executive’s employment is terminated by the Company without cause or by the Executive for good reason during a Change-in-Control period:

•	an amount equal to the Executive’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to the Executive under our compensation plans;

•	an amount equal to the sum of 18 months of the Executive’s base salary;

•	an amount equal to 12 months of the Executive’s target annual bonus opportunity;

•	immediate vesting of outstanding equity awards under our compensation plans; and

•	continued participation for up to 18 months by the Executive and his dependents in our group health plan, at the same benefit and contribution levels in effect immediately before the termination.

Sue Swenson, Michael Newman and Lance Bridges. The Company entered into Change-in-Control and Severance Agreements with Ms. Swenson in October 2015 and with Mr. Bridges in May 2015, and into an Amended and Restated Change-in-Control and Severance Agreement with Mr. Newman in April 2015. Under the terms of the agreements, if Ms. Swenson, Mr. Newman or Mr. Bridges (the “Former Executives”) were to terminate his or her employment for any or no reason other than a covered termination, which includes resignation for good reason or termination by the Company other than for cause, then the Former Executive would only be entitled to any accrued but unpaid salary, accrued but unused vacation and vested benefits (other than severance) under any Company benefit plan (the “Accrued Amounts”) as of the termination date.

Ms. Swenson resigned as Chief Executive Officer effective as of June 6, 2017, on which date she was entitled to the Accrued Amounts. Mr. Newman resigned as Executive Vice President and Chief Financial Officer effective as of May 15, 2017, on which date he was entitled to the Accrued Amounts.

Under the terms of Mr. Bridges’ agreement, if his employment were terminated by the Company without cause or by Mr. Bridges for good reason not in connection with a change-in-control, then Mr. Bridges would be entitled to the following severance benefits (the “Severance Benefits”):

•	an amount equal to the Former Executive’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to the Former Executive under our compensation plans;

•	an amount equal to six months of the Former Executive’s base salary, payable in cash in the form of salary continuation;

•	immediate vesting of the portion of the Former Executive’s outstanding equity awards under our compensation plans that would have vested or become exercisable had his employment continued through the next vesting date;

•	a lump-sum bonus payment equal to the pro-rated portion of the target bonus in the year of termination based on actual achievement of corporate performance goals and assumed full achievement of any individual performance goals; and

•	continued participation for up to nine months by the Former Executive and his dependents in our group health plan, at the same benefit and contribution levels in effect immediately prior to the termination;

provided, however, that in order to receive the aforementioned Severance Benefits, the Mr. Bridges was required to satisfy the Release Requirements. Mr. Bridges was terminated by the Company without cause effective as of July 21, 2017, on which date he became entitled to receive the Severance Benefits.

The Change-in-Control and Severance Agreements described above utilize the following definitions:

“Cause” under all severance agreements above means:

•	any act of material misconduct or material dishonesty by the NEO in the performance of his or her duties;

•	any willful failure, gross neglect or refusal by the NEO to attempt in good faith to perform his or her duties to the Company or to follow the lawful instructions of the Board (except as a result of physical or mental incapacity or illness) which is not promptly cured after written notice;

•	the NEO’s commission of any fraud or embezzlement against the Company (whether or not a misdemeanor);

•	any material breach of any written agreement with the Company, which breach has not been cured by the NEO (if curable) within 30 days after written notice thereof to the NEO by the Company;

•	the NEO’s being convicted of (or pleading guilty or nolo contendere to) any felony or misdemeanor involving theft, embezzlement, dishonesty or moral turpitude; and/or

•	the NEO’s failure to materially comply with the material policies of the Company in effect from time to time relating to conflicts of interest, ethics, codes of conduct, insider trading, or discrimination and harassment, or other breach of the NEO’s fiduciary duties to the Company, which failure or breach is or could reasonably be expected to be materially injurious to the business or reputation of the Company.

“Good Reason” under all severance agreements above means the occurrence, without the NEO’s consent, for more than thirty days after such NEO provides the Company a written notice detailing such conditions of:

•	a material diminution in his or her base compensation;

•	a material diminution in his or her job responsibilities, duties or authorities; or

•	a relocation of his or her principal place of work by more than 50 miles.

“Change-in-Control” under all severance agreements above means:

•	a transaction after which an individual, entity or group owns 50% or more of the outstanding shares of our common stock, subject to limited exceptions;

•	a sale of all or substantially all of the Company’s assets; or

•	a merger, consolidation or similar transaction, unless immediately following such transaction (a) the holders of our common stock immediately prior to the transaction continue to beneficially own more than 50% of the combined voting power of the surviving entity in substantially the same proportion as their ownership immediately prior to the transaction, (b) no person becomes the beneficial owner, directly or indirectly, of more than 50% of the total voting power of the outstanding shares of the voting securities eligible to elect directors of the surviving entity and (c) at least a majority of the members of the board of directors of the surviving entity immediately following the transaction were also members of the Board at the time the Board approved the transaction.

Equity Award Agreements

The following is a summary of the vesting provisions applicable to the outstanding equity awards held by our NEOs as of December 31, 2017.

2009 Incentive Plan. The award agreements covering grants of stock options and RSUs made to our NEOs under our 2009 Incentive Plan provide that the Board, in its discretion, may accelerate the vesting of any unvested stock options or RSUs in the event of a change-in-control.

Under our 2009 Incentive Plan, a “change-in-control” is defined as:

•	any person becoming the beneficial owner of 50% or more of the combined voting power of the then-outstanding shares of our common stock, subject to certain exceptions;

•	a majority of the Board ceasing to be comprised of directors who (a) were serving as members of the Board on June 18, 2009 or (b) became members of the Board after June 18, 2009 and whose nomination, election or appointment was approved by a vote of two-thirds of the then-incumbent directors;

•	a reorganization, merger, consolidation, sale of all or substantially all of the assets of the Company or similar transaction, unless the holders of our common stock immediately prior to the transaction beneficially own more than 50% of the combined voting power of the shares of the surviving entity and certain other conditions are satisfied; or

•	a liquidation or dissolution of the Company approved by the Company’s stockholders.

Summary of Potential Termination Benefits

The following table quantifies the compensation and benefits that would have been payable to our NEOs under the agreements described above if the NEOs employment had been terminated on December 31, 2017, given the NEO’s base salary, and, if applicable, the closing price of our common stock, as of that date. The amounts shown in the table do not include certain payments and benefits, such as accrued salary and accrued vacation, to the extent that such payments and benefits are generally provided on a non-discriminatory basis to salaried employees of the Company upon termination of employment.

Named Executive Officer	Benefit	Involuntary Termination Without Cause or Voluntary Termination for Good Reason	Involuntary Termination Without Cause or Voluntary Termination for Good Reason During a Change-in-Control Period	Death
Dan Mondor	Severance	$192,404	$675,000	$—
	Bonus	$166,685	$292,500	$—
	Accelerated Vesting of Equity Awards	$502,500	$502,500	$—
	Health Benefits Continuation	$7,852	$25,697	$—
	Insurance Benefits	$—	$—	$500,000

Stephen Smith	Severance	$142,500	$427,500	$—
	Bonus	$—	$142,500	$—
	Accelerated Vesting of Equity Awards	$22,500	$90,000	$—
	Health Benefits Continuation	$20,618	$41,236	$—
	Insurance Benefits	$—	$—	$500,000

Stephen Sek	Severance	$132,300	$396,900	$—
	Bonus	$—	$92,610	$—
	Accelerated Vesting of Equity Awards	$99,709	$232,959	$—
	Health Benefits Continuation	$20,618	$41,236	$—
	Insurance Benefits	$—	$—	$500,000

Thomas Allen(1)	Severance	$—	$—	$—
	Bonus	$—	$—	$—
	Accelerated Vesting of Equity Awards	$—	$—	$—
	Health Benefits Continuation	$—	$—	$—
	Insurance Benefits	$—	$—	$—

Sue Swenson(1)	Severance	$—	$—	$—
	Bonus	$—	$—	$—
	Accelerated Vesting of Equity Awards	$—	$—	$—
	Health Benefits Continuation	$—	$—	$—
	Insurance Benefits	$—	$—	$—

Michael Newman(1)	Severance	$—	$—	$—
	Bonus	$—	$—	$—
	Accelerated Vesting of Equity Awards	$—	$—	$—
	Health Benefits Continuation	$—	$—	$—
	Insurance Benefits	$—	$—	$—

Lance Bridges	Severance	$151,250	$—	$—
	Bonus	$—	$—	$—
	Accelerated Vesting of Equity Awards	$155,392	$—	$—
	Health Benefits Continuation	$18,498	$—	$—
	Insurance Benefits	$—	$—	$—

(1)	Ms. Swenson and Messrs. Newman and Thomas resigned prior to December 31, 2017 and did not receive any additional compensation in connection with their termination of employment.

CEO Pay Ratio

Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and applicable SEC rules, we have prepared the ratio of the annual total compensation of our Chief Executive Officer to the median employee’s annual total compensation. The Company’s Chief Executive Officer on December 31, 2017, the date on which the median employee was calculated, was Dan Mondor. Mr. Mondor’s annualized total compensation for 2017 was $1,231,586, as calculated in the Summary Compensation Table but with base salary annualized for purposes of determining his annual total compensation for this ratio. The median employee’s (excluding the Chief Executive Officer) annual total compensation for 2017 was $21,678. Based on the foregoing, our estimate of the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee was 57 to 1.

The SEC’s rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to choose from a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, our pay ratio may not be comparable to the pay ratio reported by other companies.

Our Chief Executive Officer to median employee ratio is a reasonable estimate calculated in a manner that is consistent with SEC rules based on a combination of compensation data from global payroll and human resources records and using the methodology, assumptions and estimates described below.

The Company had two different Chief Executive Officers during 2017 at different times. For purposes of determining the Chief Executive Officer to median employee ratio, we have elected to annualize Mr. Mondor’s annual total compensation rather than combining Ms. Swenson and Mr. Mondor’s compensation. As Mr. Mondor was newly hired to serve as the Company’s President and Chief Executive Officer in June 2017, Mr. Mondor’s total compensation for 2017 included an award of 750,000 stock options that were granted to Mr. Mondor as an inducement award pursuant to his employment offer letter.

We determined our median employee based on our employees’ annual total compensation for 2017 (base salary or hourly wages, overtime wages, bonuses and commissions) and equity grants based on the Company’s payroll and other compensation records. Regularly scheduled employees newly hired or on leave during 2017 were included in our measurement. For such employees that were not employed for the full fiscal year, their actual salary was used to compute their annual total compensation. We did not apply any cost-of-living adjustments nor did we use any form of statistical sampling. We captured all employees as of December 31, 2017, consisting of approximately 927 individuals located worldwide (approximately 638 of which are located in South Africa). We did not exclude any employees from our determination of the median employee.

During fiscal 2017, we paid our non-US employees in local foreign currency, which included Australian Dollars, New Zealand Dollars, South African Rand, British Pound, Euros and Chinese Yuan. Amounts were converted into US Dollars based on applicable exchange rates as of December 31, 2017 for purposes of calculating the Chief Executive Officer to median employee ratio.

Director Compensation

We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on the Board. Upon the recommendation of the Compensation Committee, the Board makes all compensation decisions for our non-management directors. In recommending director compensation, the Compensation Committee considers, among other things, the amount of time required of directors to fulfill their duties. A director who is also an employee of the Company does not receive additional compensation for serving as a director.

Cash Compensation. The Board has approved the following components of the annual cash retainer fee to our non-management directors for Board and Board committee service in 2017:

	Chair	Each Other Member
Board of Directors	$80,000	$40,000
Audit Committee	$20,000	$10,000
Compensation Committee	$14,000	$6,000
Nominating and Corporate Governance Committee	$10,000	$5,000

Equity-Based Compensation. In March 2017, the Compensation Committee determined the number of RSUs to be awarded to each non-management director then in office (28,333 RSUs based on an economic value of $85,000 and an assumed $3.00 per share estimated value), as partial compensation for their Board service in 2017. The RSUs were granted effective as of May 12, 2017 and will vest in full on May 12, 2018. In June 2017, our remaining non-employee directors were also each awarded 100,000 fully vested stock options as compensation for additional services to the Company.

Director Compensation Table. The table below summarizes the compensation paid to our non-management directors for service on the Board for the year ended December 31, 2017. In addition to the payments below, the Company reimburses directors for reasonable out-of-pocket expenses incurred in connection with attending Board and Board committee meetings.

Name	Fees Earned or Paid in Cash	Stock Awards (1) (2)	Option Awards(1)(2)	Total
Philip Falcone	$67,747	$36,833	$96,340	$200,920
Robert Pons	$70,000	$36,833	$96,340	$203,173
Jeffrey Tuder	$48,000	$35,416	$96,340	$179,756
Mark Licht(3)	$—	$—	$—	$—
James Ledwith(4)	$35,500	$36,833	$—	$72,333
David Werner(4)	$35,500	$36,833	$—	$72,333

(1)	Represents the aggregate grant date fair value of the equity awards granted in 2017 as computed in accordance with Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 9, Share-based Compensation, in the Original Form 10-K.
(2)	The following table shows, for each of our non-management directors, the aggregate number of shares subject to stock and option awards outstanding as of December 31, 2017. All option awards reported in the table below were vested in full as of December 31, 2017.

Name	Stock Awards	Option Awards
Philip Falcone	28,333	100,000
Robert Pons	28,333	100,000
Jeffrey Tuder	28,333	100,000
Mark Licht	—	—
James Ledwith	—	—
David Werner	—	—

(3)	Mr. Licht joined the Board in January 2018 and did not receive any compensation for service on the Board in 2017.
(4)	Messrs. Ledwith and Werner resigned from the Board effective as of June 30, 2017. Upon their resignations, the Board voted to accelerate the vesting of their outstanding RSU awards, which as a result vested in full on June 30, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of December 31, 2017, the Purchase Plan, the 2009 Incentive Plan and the 2015 Incentive Compensation Plan (the “2015 Incentive Plan”) were the only compensation plans under which securities of the Company were authorized for grant. The Purchase Plan and the 2009 Incentive Plan, including all amendments thereto (other than the March 2015 amendment approving the issuance of inducement shares under the 2009 Incentive Plan), were approved by our stockholders. The 2015 Incentive Plan was adopted by the Board without stockholder approval pursuant to NASDAQ Listing Rule 5635. The 2015 Incentive Plan may only be used for inducement grants to individuals to induce them to become employees of the Company or any of its subsidiaries, or, in conjunction with a merger or acquisition, to convert, replace or adjust outstanding stock options or other equity compensation awards, or for any other reason for which there is an applicable exception from the stockholder approval requirements of NASDAQ Listing Rule 5635, in each such case, subject to the applicable requirements of the NASDAQ Listing Rules. The following table provides information as of December 31, 2017 regarding the Company’s existing and predecessor plans:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of options outstanding		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,765,677	$1.88	(1)	4,673,881	(2)
Equity compensation plans not approved by security holders	1,800,806	$1.48		1,973,537	(3)

(1)	Amount is based on the weighted-average exercise price of vested and unvested stock options outstanding under the 2009 Incentive Plan and predecessor plans. RSUs, which have no exercise price, are excluded from this calculation.
(2)	Represents shares available for future issuance under the Purchase Plan and the 2009 Incentive Plan. As of December 31, 2017, there were 857,638 shares of our common stock available for issuance under the Purchase Plan and 3,816,243 shares of our common stock available for issuance under the 2009 Incentive Plan.
(3)	Represents shares available for future issuance under the 2015 Incentive Plan.

Security Ownership of Management and Certain Beneficial Owners

The tables below provide information regarding the beneficial ownership of our common stock as of March 31, 2018 by: (i) each of our directors; (ii) each of our NEOs; (iii) all current directors and executive officers as a group; and (iv) each beneficial owner of more than five percent of our common stock.

Beneficial ownership is determined in accordance with SEC rules and regulations, and generally includes voting power or investment power with respect to securities held. Unless otherwise indicated and subject to applicable community property laws, we believe that each of the stockholders named in the table below has sole voting and investment power with respect to the shares shown as beneficially owned. Securities that may be beneficially acquired within 60 days after March 31, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person.

The address for all directors and executive officers is 9605 Scranton Road, Suite 300, San Diego, California 92121. The tables below list the number and percentage of shares beneficially owned based on 59,221,551 shares of common stock outstanding as of March 31, 2018.

Directors and Named Executive Officers

Name of Beneficial Owner	Directly or Indirectly Held (#)	Option Awards (#)(1)	Stock Awards (#)(2)	Total Shares of Common Stock Beneficially Owned (#)	Percentage
Dan Mondor	—	—	80,137	80,137	0.1%
Stephen Smith	—	—	—	—	—%
Stephen Sek	146,799	106,667	—	253,466	0.4%
Philip Falcone	—	100,000	28,333	128,333	0.2%
Robert Pons	91,023	100,000	28,333	219,356	0.4%
Jeffrey Tuder	—	100,000	—	100,000	0.2%
Mark Licht	—	—	—	—	—%
Thomas Allen(3)	63,636	—	—	63,636	.1%
Sue Swenson(4)	—	—	—	—	—%
James Ledwith(5)	172,022	—	—	172,022	0.3%
David Werner(6)	—	—	—	—	—%
Michael Newman(7)	—	—	—	—	—%
Lance Bridges(8)	—	—	—	—	—%
All directors and executive officers as a group (seven persons)	237,822	406,667	56,666	701,155	1.2%

(1)	Represents shares of common stock that may be acquired pursuant to stock options that are or will become exercisable within 60 days after March 31, 2018.
(2)	Represents shares of common stock to be issued upon the vesting of RSUs within 60 days after March 31, 2018.
(3)	In a Form 4 filed on May 23, 2017, Mr. Allen reported beneficial ownership of 79,765 shares of common stock. Mr. Allen resigned from his position as Executive Vice President and Chief Financial Officer effective as of August 18, 2017. The Company believes, but has not been able to confirm, that Mr. Allen’s beneficial ownership had declined to 63,636 shares as of March 31, 2018.
(4)	In a Form 4 filed on May 15, 2017, Ms. Swenson reported beneficial ownership of 1,382,017 shares of common stock. Ms. Swenson resigned from her position as Chief Executive Officer effective as of June 6, 2017. The Company believes, but has not been able to confirm, that Ms. Swenson’s beneficial ownership had declined to 0 shares as of March 31, 2018.
(5)	In a Form 4 filed on May 15, 2017, Mr. Ledwith reported beneficial ownership of 202,648 shares of common stock. Mr. Ledwith resigned from his position as a director effective as of June 30, 2017. The Company believes, but has not been able to confirm, that Mr. Ledwith’s beneficial ownership had declined to 172,022 shares as of March 31, 2018.
(6)	In a Form 4 filed on May 15, 2017, Mr. Werner reported beneficial ownership of 209,616 shares of common stock. Mr. Werner resigned from his position as a director effective as of June 30, 2017. The Company believes, but has not been able to confirm, that Mr. Werner’s beneficial ownership had declined to 0 shares as of March 31, 2018.
(7)	In a Form 4 filed on March 16, 2017, Mr. Newman reported beneficial ownership of 614,799 shares of common stock. Mr. Newman resigned from his position as Executive Vice President and Chief Financial Officer effective as of May 15, 2017. The Company believes, but has not been able to confirm, that Mr. Newman’s beneficial ownership had declined to 0 shares as of March 31, 2018.
(8)	In a Form 4 filed on July 25, 2017, Mr. Bridges reported beneficial ownership of 342,642 shares of common stock. Mr. Bridges was terminated from his position as Senior Vice President, General Counsel and Secretary effective as of July 21, 2017. The Company believes, but has not been able to confirm, that Mr. Bridges’ beneficial ownership had declined to 0 shares as of March 31, 2018.

Five Percent Holders

The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities known by us to beneficially own five percent or more of our outstanding common stock. The information regarding beneficial ownership of the persons and entities identified below is included in reliance on reports filed by the persons and entities with the SEC, except that the percentage is based upon our calculations made in reliance upon the number of shares reported to be beneficially owned by such person or entity in such report and the number of shares of common stock outstanding on March 31, 2018.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (#)	Percentage
HC2 Holdings 2, Inc.(1) c/o Paul L. Robinson 450 Park Avenue, 30th Floor New York, NY 10022	13,067,382	21.5%
Timothy Maguire(2) Maguire Asset Management, LLC 1810 Ocean Way Laguna Beach, CA 92651	5,148,135	8.7%
North Sound Management, Inc.(3) c/o Edward E. Murphy 115 East Putnam Avenue Greenwich, CT 06830	3,808,296	6.4%
Bruce A. Karsh(4) 333 S. Grand Ave., Suite 2800 Los Angeles, CA 90071	3,293,047	5.5%

(1)	According to a Schedule 13D/A filed by HC2 Holdings 2, Inc. with the SEC on January 9, 2017, HC2 Holdings 2, Inc. and HC2 have shared voting power and shared dispositive power with respect to 13,067,382 shares of common stock, which includes a warrant to purchase 1,593,583 shares of common stock, and the Continental Insurance Group, Ltd., Continental LTC Inc. (f/ k/a Continental Insurance Inc.) and Continental General Insurance Company have shared voting power and shared dispositive power with respect to 11,473,799 shares of common stock.
(2)	According to a Schedule 13D/A filed by Timothy Maguire and Maguire Asset Management, LLC with the SEC on November 28, 2017, 5,148,135 shares of common stock are beneficially owned by Timothy Maguire. Of these, 5,006,421 shares of common stock are owned by Maguire Financial, LP and 141,714 shares of common stock are owned by the Timothy Maguire Foundation. Maguire Asset Management, LLC, Maguire Financial, LP and Mr. Maguire have the sole power to vote or direct the vote of and to dispose or direct the disposition of the shares owned by Maguire Financial, LP. The Timothy Maguire Foundation and Mr. Maguire have the sole power to vote or direct the vote of and to dispose or direct the disposition of the shares owned by the Timothy Maguire Foundation.
(3)	According to a Schedule 13D/A filed by North Sound Management, Inc. with the SEC on September 16, 2016, North Sound Management, Inc., North Sound Trading, LP and Brian Miller have sole voting power and sole dispositive power with respect to 3,808,296 shares of common stock.
(4)	According to a Schedule 13G/A filed by Bruce A. Karsh with the SEC on February 13, 2018, Mr. Karsh has sole voting power and sole dispositive power with respect to 2,393,047 shares of common stock, and shared voting power and shared dispositive power with respect to 900,000 shares of common stock, which includes a warrant to purchase 293,047 shares of common stock. The 900,000 shares of common stock with shared voting and shared dispositive power are also beneficially owned by The Karsh Family Foundation, the trustees of which are Mr. Karsh and his wife Martha L. Karsh.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Transactions with Related Persons

Pursuant to the Audit Committee charter, the Audit Committee is responsible for implementing the Company’s written policies and procedures regarding transactions with a related person (as defined in SEC regulations). In considering related person transactions, the Audit Committee takes into account the relevant available facts and circumstances, including:

•	the risks, costs and benefits to the Company;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

In the event a director has an interest in the proposed transaction, the director must recuse himself from the deliberations. When reviewing a related person transaction, the Audit Committee determines in good faith whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders.

Director Independence

Under the NASDAQ listing requirements, a majority of the members of our Board must be independent. The Board has determined that our current non-management directors, Messrs. Falcone, Pons, Tuder and Licht, are each “independent” of the Company and management within the meaning of the NASDAQ listing requirements. Mr. Mondor is not “independent” under the NASDAQ listing requirements because he is an employee of the Company.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table sets forth fees for audit services rendered by Mayer Hoffman McCann P.C. for the audit of our consolidated financial statements for 2017 and 2016, and fees for other services rendered by Mayer Hoffman McCann P.C. and Ernst & Young LLP during those respective years.

	2017	2016
Audit Fees(1)	$863,005	$1,218,221
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$863,005	$1,218,221

(1)	Audit fees consist principally of fees for the audits of our annual consolidated financial statements and internal control over financial reporting, review of our interim consolidated financial statements, comfort letter and consent work performed by Mayer Hoffman McCann P.C. and Ernst & Young LLP. Of the audit fees for the year ended December 31, 2017, a total of $40,000 was attributable to Ernst & Young LLP and a total of $823,005 was attributable to Mayer Hoffman McCann P.C. Of the audit fees for the year ended December 31, 2016, a total of $298,582 was attributable to Ernst & Young LLP and a total of $919,639 was attributable to Mayer Hoffman McCann P.C. Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure.

Pre-Approval Policies and Procedures

The Audit Committee annually reviews and pre-approves certain audit and non-audit services that may be provided by our independent registered public accounting firm and establishes and pre-approves the aggregate fee level for these services. Any proposed services that would cause us to exceed the pre-approved aggregate fee amount must be pre-approved by the Audit Committee. All audit and non-audit services of Mayer Hoffman McCann P.C. and Ernst & Young LLP for 2016 and 2017 were pre-approved by the Audit Committee.

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

(b)	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated March 27, 2015, by and among Novatel Wireless, Inc., Duck Acquisition, Inc., R.E.R. Enterprises, Inc., the stockholders of R.E.R. Enterprises, Inc. and Ethan Ralston, as the representative of the stockholders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed April 1, 2015).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated January 5, 2016, by and among Novatel Wireless, Inc., Duck Acquisition, Inc., R.E.R. Enterprises, Inc., certain stockholders of R.E.R. Enterprises, Inc. and Ethan Ralston, as the representative of the R.E.R. stockholders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed January 11, 2016).

2.3	Transaction Implementation Agreement, by and between Novatel Wireless, Inc. and DigiCore Holdings Limited, dated June 18, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on June 24, 2015).

2.4	Asset Purchase Agreement, dated April 11, 2016, by and among Novatel Wireless, Inc. and Telit Technologies (Cyprus) Limited and Telit Wireless Solutions, Inc. (incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed on May 10, 2016).

2.5	Final Resolution Letter Agreement, dated September 29, 2016, by and among Novatel Wireless, Inc. and Telit Technologies (Cyprus) Limited and Telit Wireless Solutions, Inc. (incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed on November 7, 2016).

2.6	Stock Purchase Agreement, dated as of September 21, 2016, among Vanilla Technologies, Inc., Novatel Wireless, Inc., T.C.L. Industries Holdings (H.K.) Limited and Jade Ocean Global Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed September 22, 2016).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

3.2	Amended and Restated Bylaws of Inseego Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

Exhibit No.	Description

3.3	Certificate of Designation of Series D Junior Participating Preferred Stock of Inseego Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 22, 2018).

4.1	Form of Inseego Corp. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 9, 2016).

4.2	Investors’ Rights Agreement, dated September 8, 2014, by and between Novatel Wireless, Inc. and HC2 Holdings 2, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed September 8, 2014).

4.3	Warrant to Purchase Common Stock issued to HC2 Holdings 2, Inc., dated September 8, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 8, 2014).

4.4	Warrant to Purchase Common Stock issued to HC2 Holdings 2, Inc. on March 26, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 1, 2015).

4.5	Indenture, dated January 9, 2017, between Inseego Corp. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed January 10, 2017).

4.6	Form of Inseego Corp.’s 5.50% Convertible Senior Note due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed January 10, 2017).

4.7	Indenture, dated June 10, 2015, between Novatel Wireless, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed June 10, 2015).

4.8	First Supplemental Indenture, dated November 8, 2016, among Novatel Wireless, Inc., Inseego Corp. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

4.9	Second Supplemental Indenture, dated January 6, 2017, between Novatel Wireless, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 10, 2017).

4.10	Form of Novatel Wireless, Inc.’s 5.50% Convertible Senior Note due 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed June 10, 2015).

4.11	Rights Agreement, dated as of January 22, 2018, between Inseego Corp. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 22, 2018).

10.1*	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 9, 2007).

10.2*	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

Exhibit No.	Description

10.3*	Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.4*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.5*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6*	Form of Restricted Share Award Agreement for Directors under the 2000 Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.7*	Form of Restricted Share Award Agreement for Officers under the 2000 Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.8*	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2017).

10.9*	Offer Letter, dated August 11, 2017, by and between the Company and Stephen Smith with an employment start date of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.10*	Change in Control and Severance Agreement, effective August 21, 2017, by and between the Company and Stephen Smith (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.11*	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.12*	Offer Letter, effective September 2, 2014, by and between the Company and Michael Newman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 4, 2014).

10.13*	Amended and Restated Change in Control and Severance Agreement, dated April 22, 2015, by and between the Company and Michael Newman (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 23, 2015).

10.14*	Consulting Agreement between the Company and Michael Newman, effective as of May 16, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8K/A, filed May 22, 2017).

10.15*	Employment Offer Letter between Inseego Corp. and Tom Allen, dated May 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K/A, filed May 22, 2017).

10.16*	Offer Letter, dated December 11, 2015, by and between the Company and Sue Swenson (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 14, 2016).

Exhibit No.	Description

10.17*	Employment Offer Letter, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.18*	Change in Control and Severance Agreement, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.19*	Indemnification Agreement, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.20*	Amendment to Offer Letter, dated October 26, 2017, by and between the Company and Dan Mondor (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.21*	Change in Control and Severance Agreement, dated April 13, 2015, by and between Novatel Wireless, Inc. and Stephen Sek (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 10, 2015).

10.22*	Change in Control and Severance Agreement, dated May 7, 2015, by and between Novatel Wireless, Inc. and Lance Bridges (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 10, 2015).

10.23*	Corporate Bonus Plan, effective April 1, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 1, 2015).

10.24*	2016 Corporate Bonus Plan for Novatel Wireless, Inc. Employees (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed on May 10, 2016).

10.25*	Inseego Corp. 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed on March 16, 2018).

10.26*	Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed on March 16, 2018).

10.27*	Form of Nonstatutory Stock Option Agreement under the Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed on March 16, 2018).

10.28	Contribution Agreement, dated November 8, 2016, by and between Novatel Wireless, Inc. and Inseego Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 9, 2016).

10.29	Credit Agreement, dated as of May 8, 2017, by and among Inseego Corp., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, and Lakestar Semi Inc., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

10.30	Security and Pledge Agreement, dated as of May 8, 2017, by and among Inseego Corp., as the Borrower, certain subsidiaries of the Borrower, as Grantors, and Lakestar Semi Inc., as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

Exhibit No.	Description

10.31	Credit Agreement, dated as of August 23, 2017, by and among Inseego Corp. and certain of its direct and indirect subsidiaries, Cantor Fitzgerald Securities, as Agent, and certain funds managed by Highbridge Capital Management, LLC, as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.32	Security and Pledge Agreement, dated as of August 23, 2017, by and among Inseego Corp and certain of its direct and indirect subsidiaries, as Guarantors, and Cantor Fitzgerald Securities, as Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.33	Note Purchase Agreement, dated as of August 23, 2017, by and among Inseego Corp., 1992 MSF International LTD. and 1992 Tactical Credit Master Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.34*	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.35*	2017 (Second Half) Inseego Corporate Bonus Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.36*	2017 Inseego Corporate Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2017).

21	Subsidiaries of Inseego Corp. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed on March 16, 2018).

23.1	Consent of Independent Registered Public Accounting Firm (Mayer Hoffman McCann P.C.) (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed on March 16, 2018).

23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) (incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed on March 16, 2018).

24	Power of Attorney (See signature page of the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed on March 16, 2018).

31.1	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed on March 16, 2018).

31.2	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed on March 16, 2018).

31.3**	Certification of Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed on March 16, 2018).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed on March 16, 2018).

101	The following financial statements and footnotes from the Inseego Corp. Annual Report on Form 10-K for the year ended December 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed on March 16, 2018).

*	Management contract, compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2018	INSEEGO CORP.

	By	/s/ Stephen Smith
Stephen Smith
Chief Financial Officer (Principal Financial and Accounting Officer)