Form 10-Q
period 2018-03-31
INSEEGO CORP.
filed 2018-05-10
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒
The number of shares of the registrant’s common stock outstanding as of May 4, 2018 was 59,416,756.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,112	$21,198
Restricted cash	61	61
Accounts receivable, net of allowance for doubtful accounts of $2,775 and $2,683, respectively	18,862	15,674
Inventories, net	15,025	20,403
Prepaid expenses and other	5,560	9,101
Total current assets	55,620	66,437
Property, plant and equipment, net of accumulated depreciation of $28,958 and $28,138, respectively	6,856	6,991
Rental assets, net of accumulated depreciation of $10,375 and $9,039, respectively	7,602	7,563
Intangible assets, net of accumulated amortization of $28,061 and $25,473, respectively	38,568	38,671
Goodwill	39,279	37,681
Other assets	871	864
Total assets	$148,796	$158,207
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,349	$29,332
Accrued expenses and other current liabilities	36,135	27,558
DigiCore bank facilities	3,060	3,075
Total current liabilities	59,544	59,965
Long-term liabilities:
Convertible senior notes, net	86,843	84,773
Term loan, net	44,428	44,055
Deferred tax liabilities, net	5,520	5,261
Other long-term liabilities	1,697	9,768
Total liabilities	198,032	203,822
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 59,221,551 and 58,644,559 shares issued and outstanding, respectively	59	59
Additional paid-in capital	520,793	519,531
Accumulated other comprehensive income	7,781	4,604
Accumulated deficit	(577,809)	(569,759)
Total stockholders’ deficit attributable to Inseego Corp.	(49,176)	(45,565)
Noncontrolling interests	(60)	(50)
Total stockholders’ deficit	(49,236)	(45,615)
Total liabilities and stockholders’ deficit	$148,796	$158,207

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenues:
IoT & Mobile Solutions	$28,880	$38,762
Enterprise SaaS Solutions	17,853	16,627
Total net revenues	46,733	55,389
Cost of net revenues:
IoT & Mobile Solutions	23,752	32,023
Enterprise SaaS Solutions	6,862	7,180
Impairment of abandoned product line	576	—
Total cost of net revenues	31,190	39,203
Gross profit	15,543	16,186
Operating costs and expenses:
Research and development	4,976	6,289
Sales and marketing	5,415	7,157
General and administrative	6,495	12,037
Amortization of purchased intangible assets	964	904
Restructuring charges, net of recoveries	277	809
Total operating costs and expenses	18,127	27,196
Operating loss	(2,584)	(11,010)
Other income (expense):
Interest expense, net	(5,100)	(4,156)
Other income (expense), net	64	(643)
Loss before income taxes	(7,620)	(15,809)
Income tax provision	440	305
Net loss	(8,060)	(16,114)
Less: Net loss attributable to noncontrolling interests	10	14
Net loss attributable to Inseego Corp.	$(8,050)	$(16,100)
Per share data:
Net loss per share:
Basic and diluted	$(0.13)	$(0.28)
Weighted-average shares used in computation of net loss per share:
Basic and diluted	60,721,518	57,480,210

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(8,060)	$(16,114)
Foreign currency translation adjustment	3,177	1,047
Total comprehensive loss	$(4,883)	$(15,067)

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,060)	$(16,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,887	4,079
Provision for bad debts, net of recoveries	232	101
Loss on impairment of abandoned product line	576	—
Provision for excess and obsolete inventory, net of recoveries	820	(29)
Share-based compensation expense	1,142	1,091
Amortization of debt discount and debt issuance costs	2,443	2,348
Loss on disposal of assets	118	130
Deferred income taxes	(4)	21
Unrealized foreign currency transaction loss (gain), net	(324)	37
Other	382	291
Changes in assets and liabilities:
Accounts receivable	(3,141)	(8,375)
Inventories	2,798	397
Prepaid expenses and other assets	3,555	(3,820)
Accounts payable	(9,093)	14,319
Accrued expenses, income taxes, and other	289	2,347
Net cash used in operating activities	(4,380)	(3,177)
Cash flows from investing activities:
Purchases of property, plant and equipment	(326)	(917)
Proceeds from the sale of property, plant and equipment	25	58
Purchases of intangible assets and additions to capitalized software development costs	(555)	(855)
Net cash used in investing activities	(856)	(1,714)
Cash flows from financing activities:
Net repayment of DigiCore bank and overdraft facilities	(218)	(84)
Net borrowings from revolving credit facility	—	2,750
Principal payments under capital lease obligations	(209)	(241)
Principal payments on mortgage bond	(85)	(70)
Proceeds from stock option exercises, net of taxes paid on vested restricted stock units	382	(785)
Net cash provided by (used in) financing activities	(130)	1,570
Effect of exchange rates on cash, cash equivalents and restricted cash	280	(188)
Net decrease in cash, cash equivalents and restricted cash	(5,086)	(3,509)
Cash, cash equivalents and restricted cash, beginning of period	21,259	9,894
Cash, cash equivalents and restricted cash, end of period	$16,173	$6,385
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,212	$149
Income taxes	$243	$20
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$1,142	$1,274
Issuance of common stock under amended earn-out agreement	$—	$2,638
Additional debt discount on exchange of convertible senior notes	$—	$3,600
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Inseego Corp. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at March 31, 2018 and the results of the Company’s operations for the three months ended March 31, 2018 and 2017 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net loss, assets, liabilities or stockholders’ equity. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
For the three months ended March 31, 2018 and 2017, the Company incurred a net loss of $8.1 million and $16.1 million, respectively. The Company has a history of operating and net losses and overall usage of cash from operating and investing activities.
During the three months ended March 31, 2018, the Company commenced certain restructuring initiatives aimed at reducing the Company’s operating expenses in an effort to increase operating cash flows to eventually be sufficient to offset debt service costs and cash flows from investing activities. The Company’s management believes that its cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet its working capital needs for the next twelve months following the filing date of this report. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of ongoing litigation, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on its ability to achieve its intended business objectives.
The Company may decide to raise additional funds to accelerate development of new and existing services and products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required or desired additional financing will be available on terms favorable to the Company, or at all. In addition, in order to obtain additional borrowings, the Company must comply with certain requirements under the Credit Agreement and the Inseego Indenture (each as defined below). If additional funds are raised by the issuance of equity securities, the Company’s stockholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of the Company’s common stock. If additional funds are raised by the issuance of debt securities, the Company may be subject to additional limitations on its operations.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue Recognition
Significant changes to the Company’s accounting policies, as a result of the adoption of the new revenue recognition guidance on January 1, 2018, are discussed below.
Sources of Revenue
The Company generates revenue from a broad range of product sales including intelligent wireless hardware products for the worldwide mobile communications and industrial Internet of Things (“IoT”) markets. The Company’s products principally include intelligent mobile hotspots, wireless routers for IoT applications, USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights and configure and manage their hardware.
The Company classifies its revenues from the sale of its products and services into two distinct groupings, specifically IoT & Mobile Solutions and Enterprise SaaS Solutions. Both IoT & Mobile Solutions and Enterprise SaaS Solutions revenues include any hardware and software required for the respective solution.
For the three months ended March 31, 2018 and 2017, net revenues by product grouping were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
IoT & Mobile Solutions	$28,880	$38,762
Enterprise SaaS Solutions	17,853	16,627
Total	$46,733	$55,389
See geographic disaggregation information in Note 8, Geographic Information and Concentrations of Risk.
IoT & Mobile Solutions. The IoT & Mobile Solutions portfolio is comprised of end-to-end edge to cloud solutions including 4G LTE mobile broadband gateways, routers, modems, hotspots, VoLTE based wireless home phones and cloud management software. The solutions are offered under the MiFi brand for consumer and business markets, and under the Skyus brand for industrial IoT markets.
Enterprise SaaS Solutions. The Enterprise SaaS Solutions is comprised of the Ctrack telematics platforms, which provide fleet vehicle, aviation ground vehicle and asset tracking and performance information, and other telematics applications, and the Company’s Device Management System (“DMS”), a hosted SaaS platform that helps organizations manage the selection, deployment and spend of their customer’s wireless assets, helping them save money on personnel and telecom expenses.
Contracts with Customers
The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (as amended, “ASC 606”), effective January 1, 2018, using the modified retrospective method applied to those contracts which were not substantially completed as of January 1, 2018. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues for 2018 are reported under ASC 606, while prior period amounts are not adjusted and continue to be reported under ASC 605, Revenue Recognition.
The Company routinely enters into a variety of agreements with customers, including quality agreements, pricing agreements and master supply agreements which outline the general commercial terms and conditions under which the Company does business with a specific customer, including, shipping terms and pricing for the products and services that the Company offers. The Company also sells to some customers solely based on purchase orders. The Company has concluded, for the vast majority of its revenues, that its contracts with customers are either a purchase order or the combination of a purchase order with a master supply agreement.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company determines revenue recognition through the following five steps:

1)	identification of the contract, or contracts, with a customer;

2)	identification of the performance obligations in the contract;

3)	determination of the transaction price;

4)	allocation of the transaction price to the performance obligations in the contract; and

5)	recognition of revenue when, or as, performance obligations are satisfied.
The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
The Company’s performance obligations are established when a customer submits a purchase order notification (in writing, electronically or verbally) for goods and services, and the Company accepts the order. The Company identifies performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. The Company generally recognizes revenue upon the satisfaction of these criteria when control of the product or service has been transferred to the customer at which time it has an unconditional right to receive payment. The Company’s prices are fixed and are not affected by contingent events that could impact the transaction price. The Company does not offer price concessions and does not accept payment that is less than the price stated when it accepts the purchase order, except in rare credit-related circumstances.
Revenue Recognition
Revenue is recognized upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that may include various combinations of products and services which are generally capable of being distinct and accounted for as separate performance obligations.
Hardware. Hardware revenue from the sale of the Company’s IoT & Mobile Solutions devices is recognized when the Company transfers control to the customer, typically at the time when the product is delivered, shipped or installed at which time the title passes to the customer, and there are no further performance obligations with regards to the hardware device.
SaaS and Other Services. SaaS subscription revenue is recognized over time on a ratable basis over the contract term beginning on the date that its service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of contracts being one to three years. Telematics includes a device which collects and transmits the information from the vehicle or other asset. The Company’s customers have an option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the hardware device, the Company recognizes the revenue at a point in time as discussed above in the hardware revenue recognition disclosure. If the customer chooses to lease the monitoring device, the Company recognizes the revenue for the monitoring device over the term of the contract. The Company records such revenue in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 840, Leases, as it has determined that they qualify as operating leases (ownership of the device does not transfer to the other party). For the three months ended March 31, 2018, the Company recognized revenues of approximately $2.2 million under ASC 840.
Maintenance and support services revenue. Periodically, the Company sells separately-priced warranty contracts that extend beyond the Company’s base warranty period. The separately priced service contracts range from 12 months to 36 months. The Company typically receives payment at the inception of the contract and recognizes revenue as earned on a straight-line basis over the term of the contract.
Professional services revenue. From time to time, the Company enters into special engineering design service agreements. Revenues from engineering design services are specifically designed to meet specifications of a particular product, and therefore do not create an asset with an alternative use. The Company recognizes revenue based on the achievement of certain applicable milestones and the amount of payment the Company believes it is entitled to at the time.
With respect to revenue related to third party product sales or other arrangements that involve the services of another party, for which the Company does not control the sale or service and acts as an agent to the transaction, the Company recognizes revenue on a net basis. The portion of the gross amount billed to customers that is remitted by the Company to another party is not reflected as revenue.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Multiple Performance Obligations
The Company’s contracts with customers may include commitments to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When hardware, software and services are sold in various combinations, judgment is required to determine whether each performance obligation is considered distinct and accounted for separately, or not distinct and accounted for together with other performance obligations.
In instances where the software elements included within hardware for various products are considered to be functioning together with non-software elements to provide the tangible product's essential functionality, these arrangements are accounted for as a single distinct performance obligation.
Judgment is required to determine the stand-alone selling price (“SSP”) for each distinct performance obligation. When available, the Company uses observable inputs to determine SSP. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, it determines the SSP based on a cost-plus model as market and other observable inputs are seldom present based on the proprietary nature of the Company’s products.
Contract Liabilities
Timing of revenue recognition may differ from the timing of invoicing to customers. If customers are invoiced for subscription services in advance of the service period deferred revenue liabilities, or contract liabilities, are recorded. Deferred revenue liabilities, or contract liabilities, are also recorded when the Company collects payments in advance of performing the services.
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of March 31, 2018.
Applying the practical expedient in paragraph ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses.
Significant Judgments in the Application of the Guidance in ASC 606
Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company considered the performance obligations in its customer master supply agreements and determined that, for the majority of its revenue the Company generally satisfies performance obligations at a point in time upon delivery of the product to the customer.
Revenue from the Company’s SaaS subscription services represent a single promise to provide continuous access to its software solutions and their processing capabilities in the form of a service through one of the Company’s or hosted data centers. As each day of providing access to the software is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its subscription services arrangements include a single performance obligation comprised of a series of distinct services. Revenue from the Company’s subscription services is recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer.
Shipping and Handling Charges
Fees charged to customers for shipping and handling of products are included in product revenues and costs for shipping and handling of products are included as a component of cost of sales.
Taxes Collected from Customers
Taxes collected on the value of transaction revenue are excluded from product and services revenues and cost of sales and are accrued in current liabilities until remitted to governmental authorities.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Effective Date and Transition Disclosures
Adoption of the new standards related to revenue recognition did not have a material impact on the Company’s consolidated financial statements and is not expected to have a material impact in future periods.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB, which are adopted by the Company as of the specified date. Unless otherwise discussed, management believes the impact of recently issued standards, some of which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents in the statement of cash flows. The Company implemented this guidance in the first quarter of 2018 using a retrospective transition method for each period presented. This guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements included in this quarterly report.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which became effective for the Company on January 1, 2018. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes ASC 605, Revenue Recognition, including industry-specific guidance. The new guidance requires entities to apportion consideration from contracts to performance obligations on a relative standalone selling price basis, based on a five-step model. Under ASC 606, revenue is recognized when a customer obtains control of a promised good or service and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for the good or service. In addition, ASC 606 also includes subtopic ASC 340-40, Other Assets and Deferred Costs—Contracts with Customers (“ASC 340-40”), which provides guidance on accounting for certain revenue related costs including costs associated with obtaining and fulfilling a contract.
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method. Adoption of the new guidance did not have a material impact on the Company’s condensed consolidated financial statements but did significantly impact its disclosures for revenue. Refer to the revenue recognition accounting policy above for updated revenue disclosures which are required by the new guidance.
2. Financial Statement Details
Inventories, net
Inventories, net, consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Finished goods	$9,814	$14,331
Raw materials and components	5,211	6,072
Total inventories, net	$15,025	$20,403

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Royalties	$1,207	$1,558
Payroll and related expenses	3,032	2,870
Professional fees	1,073	1,789
Accrued interest	1,685	239
Deferred revenue	2,067	1,823
Restructuring	706	964
Acquisition-related liabilities(1)	21,099	13,186
Other	5,266	5,129
Total accrued expenses and other current liabilities	$36,135	$27,558
_________________________
(1) The Company is disputing this obligation, in addition to seeking other damages, in its lawsuit against the former stockholders of R.E.R. Enterprises, Inc. (“RER”) (see Note 9, Commitments and Contingencies).
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$16,112	$21,198	$6,385	$9,894
Restricted cash	61	61	—	—
Total cash, cash equivalents and restricted cash	$16,173	$21,259	$6,385	$9,894
Restricted cash includes collateral requirements related to the Company’s corporate credit card program.
3. Goodwill and Other Intangible Assets
The balances in goodwill and other intangible assets were primarily a result of the Company’s acquisitions of DigiCore Holdings Limited and RER and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (which has been renamed Inseego North America, LLC) (“FW”). See Note 4, Goodwill and Other Intangible Assets, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the components of goodwill and additional information regarding other intangible assets.
4. Fair Value Measurement of Assets and Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). A fair value measurement reflects the assumptions market participants would use in pricing an asset or liability based on the best available information. These assumptions include the risk inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the three months ended March 31, 2018.
The Company had no financial instruments measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.
Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its $105.1 million in Convertible Notes (as defined below) (see Note 5, Debt). The Company carries its Convertible Notes at amortized cost. The debt and equity components of the Convertible Notes were measured using Level 3 inputs and are not measured on a recurring basis. The fair value of the liability component of the Convertible Notes, which approximates the carrying value of such notes, was $86.8 million and $84.8 million as of March 31, 2018 and December 31, 2017, respectively.
5. Debt
Previous Credit Agreements
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
Term Loan
On August 23, 2017, the Company and certain of its direct and indirect subsidiaries (the “Guarantors”) entered into a credit agreement (the “Credit Agreement”) with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and certain funds managed by Highbridge Capital Management, LLC, as lenders (the “Lenders”). Pursuant to the Credit Agreement, the Lenders provided the Company with a term loan in the principal amount of $48.0 million (the “Term Loan”) with a maturity date of August 23, 2020 (the “Maturity Date”). In conjunction with the closing of the Term Loan, the Company received proceeds of $46.9 million, $35.0 million of which was funded to the Company in cash on the closing date, net of an original issue discount and commitment fee, and the remaining $11.9 million of which was funded through the Company’s repurchase and cancellation of approximately $14.9 million of its outstanding Inseego Notes (as defined below) pursuant to the terms of the Note Purchase Agreement (as defined below). The Company paid issuance costs of approximately $0.5 million. Additionally, the Company issued shares of its common stock and accrued an exit fee, which, when combined with the original debt discount and commitment fee, resulted in a total debt discount of approximately $4.0 million.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Term Loan consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Principal	$48,000	$48,000
Less: unamortized debt discount and debt issuance costs	(3,572)	(3,945)
Net carrying amount	$44,428	$44,055
The effective interest rate on the Term Loan was 13.21% for the three months ended March 31, 2018. The following table sets forth total interest expense recognized related to the Term Loan during the three months ended March 31, 2018 (in thousands):

Contractual interest expense	$1,094
Amortization of debt discount	333
Amortization of debt issuance costs	40
Total interest expense	$1,467
Convertible Senior Notes
Novatel Wireless Notes
On June 10, 2015, Novatel Wireless, Inc., a wholly owned subsidiary of Inseego Corp. (“Novatel Wireless”), issued $120.0 million of 5.50% convertible senior notes due 2020 (the “Novatel Wireless Notes”). The Company incurred issuance costs of approximately $3.9 million. The Company used a portion of the proceeds from the offering to finance its acquisition of Ctrack, to pay fees and expenses related to the acquisition, and for general corporate purposes.
The Novatel Wireless Notes are governed by the terms of an indenture, dated June 10, 2015 (as amended, the “Novatel Wireless Indenture”), between Novatel Wireless, as issuer, Inseego Corp. and Wilmington Trust, National Association, as trustee. The Novatel Wireless Notes are senior unsecured obligations of Novatel Wireless and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Novatel Wireless Notes will mature on June 15, 2020, unless earlier repurchased or converted. The Novatel Wireless Notes will be convertible into cash, shares of the Company’s common stock, or a combination thereof, at the election of the Company, at an initial conversion price of $5.00 per share of the Company’s common stock.
Following the settlement of the exchange offer and consent solicitation described below, approximately $0.2 million aggregate principal amount of Novatel Wireless Notes remain outstanding.
Inseego Notes
On January 9, 2017, in connection with the settlement of an exchange offer and consent solicitation with respect to the Novatel Wireless Notes, the Company issued approximately $119.8 million aggregate principal amount of 5.50% convertible senior notes due 2022 (the “Inseego Notes” and collectively with the Novatel Wireless Notes, the “Convertible Notes”). The Inseego Notes were issued in exchange for the approximately $119.8 million aggregate principal amount of outstanding Novatel Wireless Notes that were validly tendered and accepted for exchange and subsequently canceled.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Inseego Notes will be convertible into cash, shares of the Company’s common stock, or a combination thereof, at the election of the Company, at an initial conversion rate of 212.7660 shares of common stock per $1,000 principal amount of the Inseego Notes, which corresponds to an initial conversion price of $4.70 per share of the Company’s common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends. Under certain limited circumstances which are described in the Inseego Indenture, holders may convert their Inseego Notes prior to the close of business on the business day immediately preceding December 15, 2021. On or after December 15, 2021, the holders may convert any of their Inseego Notes at any time prior to the close of business on the business day immediately preceding the maturity date.
Under certain limited circumstances which are described in the Inseego Indenture, the Company may redeem all or a portion of the Inseego Notes at its option on or after June 15, 2018, at a redemption price equal to 100% of the principal amount of the Inseego Notes to be redeemed, plus any accrued and unpaid interest on such Inseego Notes. The Inseego Notes are subject to repurchase by the Company at the option of the holders on June 15, 2020 (the “Optional Repurchase Date”) at a repurchase price in cash equal to 100% of the principal amount of the Inseego Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the Optional Repurchase Date. If the Company undergoes a “fundamental change” (as defined in the Inseego Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or part of their Inseego Notes in principal amounts of $1,000, or an integral multiple of $1,000 in excess thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the Inseego Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date, subject to the right of holders as of the close of business on an interest record date to receive the related interest.
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
The Convertible Notes consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Liability component:
Principal	$105,125	$105,125
Less: unamortized debt discount and debt issuance costs	(18,282)	(20,352)
Net carrying amount	$86,843	$84,773
Equity component	$41,905	$41,905

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The effective interest rate on the liability component of the Convertible Notes was 16.19% for the three months ended March 31, 2018. The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Contractual interest expense	$1,446	$1,650
Amortization of debt discount	1,956	2,217
Amortization of debt issuance costs	114	131
Total interest expense	$3,516	$3,998
6. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$54	$54
Research and development	215	199
Sales and marketing	309	129
General and administrative	564	709
Total	$1,142	$1,091
Stock Options
The following table summarizes the Company’s stock option activity:

Outstanding — December 31, 2016	6,356,203
Granted	3,877,000
Exercised	(146,039)
Canceled	(3,520,681)
Outstanding — December 31, 2017	6,566,483
Granted	170,642
Exercised	(471,792)
Canceled	(322,480)
Outstanding — March 31, 2018	5,942,853
Exercisable — March 31, 2018	1,929,868
At March 31, 2018, total unrecognized compensation expense related to stock options was $2.1 million, which is expected to be recognized over a weighted-average period of 1.33 years.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

Non-vested — December 31, 2016	2,975,800
Granted	1,480,301
Vested	(1,193,721)
Forfeited	(2,206,403)
Non-vested — December 31, 2017	1,055,977
Granted	258,863
Vested	(179,718)
Forfeited	(58,543)
Non-vested — March 31, 2018	1,076,579
At March 31, 2018, total unrecognized compensation expense related to RSUs was $1.2 million, which is expected to be recognized over a weighted-average period of 2.17 years.
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
The calculation of basic and diluted EPS was as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Net loss attributable to Inseego Corp.	$(8,050)	$(16,100)
Weighted-average common shares outstanding	60,721,518	57,480,210
Basic and diluted net loss per share	$(0.13)	$(0.28)
For the three months ended March 31, 2018, the computation of diluted EPS excluded 8,906,062 shares related to warrants, stock options and RSUs as their effect would have been anti-dilutive. For the three months ended March 31, 2017, the computation of diluted EPS excluded 9,934,698 shares related to warrants, stock options and RSUs as their effect would have been anti-dilutive.
8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended March 31,
	2018	2017
United States and Canada	$30,106	$39,355
South Africa	10,685	9,822
Other	5,942	6,212
Total	$46,733	$55,389

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Concentrations of Risk
For the three months ended March 31, 2018, one customer accounted for 48.9% of net revenues. For the three months ended March 31, 2017, one customer accounted for 53.9% of net revenues.
As of March 31, 2018, one customer accounted for 26.1% of accounts receivable, net.
9. Commitments and Contingencies
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
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. The Company has suspended payments owed to the former stockholders of RER under an amended merger agreement and earn-out arrangement, pursuant to which the Company would have been required to pay an additional $15.8 million in cash and 1,946,666 shares of the Company’s common stock pending the outcome of this litigation. There can be no assurance as to the ultimate outcome of the future judgment in this case, and an adverse judgment could have a material adverse effect on the Company’s consolidated results of operations or financial condition.
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
10. Income Taxes
The Company’s income tax provision of $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, consists primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company’s income tax expense is significantly higher than the expected statutory rate tax expense due primarily to losses at U.S. and international subsidiaries whose net operating losses are fully reserved.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) significantly revised the U.S. corporate income tax law, by among other things, reducing the corporate income tax rate to 21% for tax years beginning in 2018, limiting the deduction for interest expense, implementing a modified territorial system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, and creating new taxes on certain foreign sourced earnings.
In 2017, in accordance with the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), the Company recorded provisional estimates related to the Tax Act. The Company continues to analyze the Tax Act, and in certain areas, has made reasonable estimates of the effects on its condensed consolidated financial statements and tax disclosures. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional Internal Revenue Service guidance that may be issued and actions it may take as a result of the Tax Act. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in the fourth quarter of 2018.
Further, the Tax Act includes U.S. taxation on foreign intangible income, effective January 1, 2018. The FASB allows an entity to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

reverse as foreign intangible income in future years or provide for the tax expense related to the foreign intangible income as a period cost in the year it is incurred. The Company has not recorded any provisional amount for deferred taxes on the foreign intangible income because it is still collecting and analyzing the data needed to make the accounting policy election.
11. Restructuring
In the third quarter of 2015, the Company approved a restructuring initiative to better position the Company to operate in current market conditions and more closely align operating expenses with revenues, which included employee severance costs and facility exit related costs. In the fourth quarter of 2015, the Company commenced certain initiatives relating to the reorganization of executive level management (collectively, the “2015 Initiatives”). The Company continued these initiatives in 2016 with a reduction-in-force and the completion of the closure of its facility in Richardson, TX. The 2015 Initiatives are expected to cost a total of approximately $6.2 million and be completed when the Richardson, TX lease expires in June 2020.
In the first and second quarters of 2017, the Company commenced certain restructuring initiatives intended to continue to improve its strategic focus on its most profitable business lines and consolidate operations of its subsidiaries with those of the Company, including reductions-in-force, further reorganization of executive level management and the consolidation of certain of its facilities (the “2017 Initiatives”). The 2017 Initiatives are expected to cost a total of approximately $4.4 million and be completed in May 2018.
In the first quarter of 2018, the Company commenced certain restructuring initiatives intended to continue to consolidate operations of its subsidiaries with those of the Company, including reductions-in-force and the consolidation of certain of its facilities (the “2018 Initiatives”). The 2018 Initiatives are expected to cost a total of approximately $0.9 million and to be completed in June 2018.
The following table sets forth activity in the restructuring liability for the three months ended March 31, 2018 (in thousands):

	Balance at December 31, 2017	Costs Incurred	Payments	Translation Adjustment	Balance at March 31, 2018	Cumulative Costs Incurred to Date
2015 Initiatives
Employee Severance Costs	$—	$—	$—	$—	$—	$4,131
Facility Exit Related Costs	981	33	(115)	—	899	1,761

2017 Initiatives
Employee Severance Costs	287	61	(96)	29	281	3,412
Facility Exit Related Costs	106	2	(108)	—	—	285
Other Related Costs	160	(21)	(139)	—	—	634

2018 Initiatives
Employee Severance Costs	—	202	(201)	8	9	202
Total	$1,534	$277	$(659)	$37	$1,189	$10,425
The balance of the restructuring liability at March 31, 2018 consists of approximately $0.7 million in current liabilities and $0.5 million in long-term liabilities.
During the three months ended March 31, 2018, the Company wrote down the value of certain inventory by approximately $0.6 million related to the abandonment of certain product lines that management decided to exit. The Company accounted for the adjustment in accordance with the ASC 330, Inventory, and included the adjustment in impairment of abandoned product line, net of recoveries, within cost of net revenues in the unaudited condensed consolidated statements of operations.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.
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

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2017, contained in our Annual Report on Form 10-K for the year ended December 31, 2017.
Business Overview
Inseego is a leader in the design and development of products and solutions that enable high performance mobile applications for large enterprise verticals, service providers and small and medium-sized businesses around the globe. Our product portfolio consists of enterprise SaaS solutions and IoT and mobile solutions, which together form the backbone of compelling, intelligent, reliable and secure IoT services with deep business intelligence. Inseego’s products and solutions power mission critical applications with a “zero unscheduled downtime” mandate, such as asset tracking, fleet management, industrial IoT, SD WAN failover management and mobile broadband services. Our solutions are powered by our key innovations in purpose built SaaS cloud platforms, IoT and mobile technologies, including the newly emerging 5G technology.
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
We sell our intelligent mobile hotspots primarily to wireless operators either directly or through strategic relationships. Our mobile-hotspot customer base is comprised of wireless operators, including Verizon Wireless in the U.S., as well as distributors and various companies in other vertical markets and geographies.
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
In the first quarter of 2018, the Company restructured its net revenues into two distinct product groupings, specifically IoT & Mobile Solutions and Enterprise SaaS Solutions. IoT & Mobile Solutions is comprised of intelligent hotspot and industrial IoT products including the MiFi and Skyus branded products and solutions. Enterprise SaaS Solutions is comprised of the Ctrack telematics platforms, which provide fleet, vehicle, aviation, asset and other telematics applications and DMS. Both IoT & Mobile Solutions and Enterprise SaaS Solutions include hardware and software required for their respective solution.
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
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. Except as disclosed below, there have been no material changes to those policies that we consider to be significant since the filing of our Annual Report on Form 10-K for the year ended December 31, 2017. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to accounting principles generally accepted in the U.S. Significant changes to our accounting policies as a result of adopting the new revenue recognition guidance on January 1, 2018 are discussed below.
Revenue Recognition
Significant changes to our accounting policies, as a result of adopting the new revenue recognition guidance on January 1, 2018, are discussed below.
Sources of Revenue
The Company generates revenue from a broad range of product sales including intelligent wireless hardware products for the worldwide mobile communications and industrial Internet of Things (“IoT”) markets. The Company’s products principally include intelligent mobile hotspots, wireless routers for IoT applications, USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights and configure and manage their hardware.
The Company classifies its revenues from the sale of its products and services into two distinct groupings, specifically IoT & Mobile Solutions and Enterprise SaaS Solutions. Both IoT & Mobile Solutions and Enterprise SaaS Solutions revenues include any hardware and software required for the respective solution.
For the three months ended March 31, 2018 and 2017, net revenues by product grouping were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
IoT & Mobile Solutions	$28,880	$38,762
Enterprise SaaS Solutions	17,853	16,627
Total	$46,733	$55,389
For the three months ended March 31, 2018 and 2017, net revenues by geographic region based on shipping destination were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
United States and Canada	$30,106	$39,355
South Africa	10,685	9,822
Other	5,942	6,212
Total	$46,733	$55,389

IoT & Mobile Solutions. The IoT & Mobile Solutions portfolio is comprised of end-to-end edge to cloud solutions including 4G LTE mobile broadband gateways, routers, modems, hotspots, VoLTE based wireless home phones and cloud management software. The solutions are offered under the MiFi brand for consumer and business markets, and under the Skyus brand for industrial IoT markets.
Enterprise SaaS Solutions. The Enterprise SaaS Solutions is comprised of the Ctrack telematics platforms, which provide fleet vehicle, aviation ground vehicle and asset tracking and performance information, and other telematics applications, and DMS.
Contracts with Customers
The Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (as amended, “ASC 606”), effective January 1, 2018, using the modified retrospective method applied to those contracts which were not substantially completed as of January 1, 2018. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues for 2018 are reported under ASC 606, while prior period amounts are not adjusted and continue to be reported under ASC 605, Revenue Recognition.
The Company routinely enters into a variety of agreements with customers, including quality agreements, pricing agreements and master supply agreements which outline the general commercial terms and conditions under which the Company does business with a specific customer, including, shipping terms and pricing for the products and services that the Company offers. The Company also sells to some customers solely based on purchase orders. The Company has concluded for the vast majority of its revenues, that its contracts with customers are either a purchase order or the combination of a purchase order with a master supply agreement.
The Company determines revenue recognition through the following five steps:

1)	identification of the contract, or contracts, with a customer;

2)	identification of the performance obligations in the contract;

3)	determination of the transaction price;

4)	allocation of the transaction price to the performance obligations in the contract; and

5)	recognition of revenue when, or as, performance obligations are satisfied.
The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
The Company’s performance obligations are established when a customer submits a purchase order notification (in writing, electronically or verbally) for goods and services, and the Company accepts the order. The Company identifies performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. The Company generally recognizes revenue upon the satisfaction of these criteria when control of the product or service has been transferred to the customer at which time it has an unconditional right to receive payment. The Company’s prices are fixed and are not affected by contingent events that could impact the transaction price. The Company does not offer price concessions and does not accept payment that is less than the price stated when it accepts the purchase order, except in rare credit-related circumstances.
Revenue Recognition
Revenue is recognized upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that may include various combinations of products and services which are generally capable of being distinct and accounted for as separate performance obligations.
Hardware. Hardware revenue from the sale of the Company’s IoT & Mobile Solutions devices is recognized when the Company transfers control to the customer, typically at the time when the product is delivered, shipped or installed at which time the title passes to the customer, and there are no further performance obligations with regards to the hardware device.
SaaS and Other Services. SaaS subscription revenue is recognized over time on a ratable basis over the contract term beginning on the date that its service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of contracts being one to three years. Telematics includes a device which collects and transmits the information from the vehicle or other asset. The Company’s customers have an option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the hardware device, the Company recognizes the revenue at a point in time as discussed above in the hardware revenue recognition disclosure. If the customer chooses to lease the monitoring device, the Company recognizes the revenue for the monitoring device over the term of the contract. The Company records such revenue in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 840, Leases, as it has determined that they qualify as operating leases (ownership of the device does not transfer to the other party). For the three months ended March 31, 2018, the Company recognized revenues of approximately $2.2 million under ASC 840.
Maintenance and support services revenue. Periodically, the Company sells separately-priced warranty contracts that extend beyond the Company’s base warranty period. The separately priced service contracts range from 12 months to 36 months. The Company typically receives payment at the inception of the contract and recognizes revenue as earned on a straight-line basis over the term of the contract.
Professional services revenue. From time to time, the Company enters into special engineering design service agreements. Revenues from engineering design services are specifically designed to meet specifications of a particular product, and therefore do not create an asset with an alternative use. The Company recognizes revenue based on the achievement of certain applicable milestones and the amount of payment the Company believes it is entitled to at the time.
With respect to revenue related to third party product sales or other arrangements that involve the services of another party, for which the Company does not control the sale or service and acts as an agent to the transaction, the Company recognizes revenue on a net basis. The portion of the gross amount billed to customers that is remitted by the Company to another party is not reflected as revenue.
Multiple Performance Obligations
The Company’s contracts with customers may include commitments to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When hardware, software and services are sold in various combinations, judgment is required to determine whether each performance obligation is considered distinct and accounted for separately, or not distinct and accounted for together with other performance obligations.
In instances where the software elements included within hardware for various products are considered to be functioning together with non-software elements to provide the tangible product's essential functionality, these arrangements are accounted for as a single distinct performance obligation.
Judgment is required to determine the stand-alone selling price (“SSP”) for each distinct performance obligation. When available, the Company uses observable inputs to determine SSP. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, it determines the SSP based on a cost-plus model as market and other observable inputs are seldom present based on the proprietary nature of the Company’s products.
Contract Liabilities
Timing of revenue recognition may differ from the timing of invoicing to customers. If customers are invoiced for subscription services in advance of the service period deferred revenue liabilities, or contract liabilities, are recorded. Deferred revenue liabilities, or contract liabilities, are also recorded when the Company collects payments in advance of performing the services.
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of March 31, 2018.
Applying the practical expedient in paragraph ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses.
Significant Judgments in the Application of the Guidance in ASC 606
Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company considered the performance obligations in its customer master supply agreements and determined that, for the majority of its revenue the Company generally satisfies performance obligations at a point in time upon delivery of the product to the customer.
Revenue from the Company’s SaaS subscription services represent a single promise to provide continuous access to its software solutions and their processing capabilities in the form of a service through one of the Company’s or hosted data centers. As each day of providing access to the software is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its subscription services arrangements include a single performance obligation comprised of a series of distinct services. Revenue from the Company’s subscription services is recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer.
Shipping and Handling Charges
Fees charged to customers for shipping and handling of products are included in product revenues and costs for shipping and handling of products are included as a component of cost of sales.
Taxes Collected from Customers
Taxes collected on the value of transaction revenue are excluded from product and services revenues and cost of sales and are accrued in current liabilities until remitted to governmental authorities.
Effective Date and Transition Disclosures
Adoption of the new standards related to revenue recognition did not have a material impact on the Company’s consolidated financial statements and is not expected to have a material impact in future periods.
Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net revenues. Net revenues for the three months ended March 31, 2018 were $46.7 million, compared to $55.4 million for the same period in 2017.
The following table details net revenues by product grouping (in thousands):

	Three Months Ended March 31,		Change
	2018	2017	$	%
IoT & Mobile Solutions	$28,880	$38,762	$(9,882)	(25.5)%
Enterprise SaaS Solutions	17,853	16,627	1,226	7.4%
Total	$46,733	$55,389	$(8,656)	(15.6)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions net revenues is primarily a result of decreased sales within our legacy MiFi business, partially offset by improved IoT sales.
Enterprise SaaS Solutions. The increase in Enterprise SaaS Solutions net revenues is primarily a result of improved sales of our Ctrack branded products.
Cost of net revenues. Cost of net revenues for the three months ended March 31, 2018 was $31.2 million, or 66.7% of net revenues, compared to $39.2 million, or 70.8% of net revenues, for the same period in 2017.
The following table details cost of net revenues by product grouping (in thousands):

	Three Months Ended March 31,		Change
	2018	2017	$	%
IoT & Mobile Solutions	$23,752	$32,023	$(8,271)	(25.8)%
Enterprise SaaS Solutions	6,862	7,180	(318)	(4.4)%
Impairment of abandoned product line	576	—	576	100.0%
Total	$31,190	$39,203	$(8,013)	(20.4)%

IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions cost of net revenues is primarily a result of decreased sales within our legacy MiFi business.
Enterprise SaaS Solutions. The decrease in Enterprise SaaS Solutions cost of net revenues is primarily a result of improved margins on our Ctrack brand products.
Impairment of abandoned product line. The impairment of abandoned product line reflects the additional write down of certain inventory related to product lines which were abandoned during the fourth quarter of 2016.
Gross profit. Gross profit for the three months ended March 31, 2018 was $15.5 million, or a gross margin of 33.3%, compared to $16.2 million, or a gross margin of 29.2%, for the same period in 2017. The decrease in gross profit was primarily a result of the changes in net revenues and cost of net revenues as discussed above. The increase in gross margin was primarily a result of the decreased sales of our lower-margin legacy MiFi business and increased sales of and improved margins on our higher-margin Ctrack branded products.
Research and development expenses. Research and development expenses for the three months ended March 31, 2018 were $5.0 million, or 10.6% of net revenues, compared to $6.3 million, or 11.4% of net revenues, for the same period in 2017. The decrease was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 24 months.
Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2018 were $5.4 million, or 11.6% of net revenues, compared to $7.2 million, or 12.9% of net revenues, for the same period in 2017. The decrease was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 24 months.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2018 were $6.5 million, or 13.9% of net revenues, compared to $12.0 million, or 21.7% of net revenues, for the same period in 2017. General and administrative expenses decreased for the three months ended March 31, 2018 primarily as a result of non-recurring legal costs incurred during the three months ended March 31, 2017 and our cost containment initiatives, including reductions in our workforce over the past 24 months.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended March 31, 2018 and 2017 was $1.0 million and $0.9 million, respectively.
Restructuring charges, net of recoveries. Restructuring charges, net of recoveries, for the three months ended March 31, 2018 and 2017 were $0.3 million and $0.8 million, respectively, and predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Interest expense, net. Interest expense, net, for the three months ended March 31, 2018 and 2017 was $5.1 million and $4.2 million, respectively. The increase in interest expense is primarily a result of the interest expense and amortization of the debt discount and debt issuance costs related to our Term Loan, as discussed below.
Other income (expense), net. Other income, net, for the three months ended March 31, 2018 was $0.1 million, compared to other expense, net, of $0.6 million for the same period in 2017, which primarily related to foreign currency transaction gains and losses.
Income tax provision. Income tax provision for the three months ended March 31, 2018 and 2017 was $0.4 million and $0.3 million, respectively, which primarily related to certain of our profitable entities in foreign jurisdictions.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests was $10,000 and $14,000 for the three months ended March 31, 2018 and 2017, respectively.
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
Term Loan
On August 23, 2017, we, and certain of our direct and indirect subsidiaries (the “Guarantors”), entered into a credit agreement (the “Credit Agreement”) with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and certain funds managed by Highbridge Capital Management, LLC, as lenders (the “Lenders”). Pursuant to the Credit Agreement, the Lenders provided us with a term loan in the principal amount of $48.0 million (the “Term Loan”) with a maturity date of August 23, 2020 (the “Maturity Date”). In conjunction with the closing of the Term Loan, we received proceeds of $46.9 million, $35.0 million of which was funded to us in cash on the closing date, net of approximately $1.1 million related to an original issue discount and commitment fee, and the remaining $11.9 million of which was funded through our repurchase and cancellation of approximately $14.9 million of our outstanding Inseego Notes (as defined below) pursuant to the terms of the Note Purchase Agreement (as defined below). Additionally, in conjunction with the closing of the Term Loan, we issued 2,000,000 shares of our common stock to the Lenders with a market value of approximately $2.3 million, accrued an exit fee of approximately $0.6 million, and paid issuance costs of approximately $0.5 million.
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
On January 9, 2017, in connection with the settlement of an exchange offer and consent solicitation with respect to the Novatel Wireless Notes, the Company issued approximately $119.8 million aggregate principal amount of the 5.50% convertible senior notes due 2022 (the “Inseego Notes” and collectively with the Novatel Wireless Notes, the “Convertible Notes”). The Inseego Notes were issued in exchange for the approximately $119.8 million aggregate principal amount of outstanding Novatel Wireless Notes that were validly tendered and accepted for exchange and subsequently canceled. The Inseego Notes are governed by the terms of an indenture, dated January 9, 2017 (the “Inseego Indenture”), between the Company, as issuer, and Wilmington Trust, National Association, as trustee. The Inseego Notes are senior unsecured obligations of the Company and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2017. The Inseego Notes permit the Company to have a senior credit facility up to a maximum amount of $48.0 million.
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
Amended Merger Agreement
Pursuant to the amended merger agreement with respect to our acquisition of R.E.R. Enterprises, Inc. and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (which has been renamed Inseego North America, LLC) (“FW”), the Company agreed to pay a total of $15.0 million in deferred purchase price in five cash installments over a four-year period, beginning in March 2016. The Company also agreed to pay a total of approximately $6.1 million in cash over a four-year period, beginning in March 2016, of which approximately $4.6 million remains unpaid, related to the earn-out provisions of the amended merger agreement. As of the filing date of this report, the March 2017 and March 2018 cash installments of $5.3 million each have not been paid and the Company is disputing its obligation to make such payments and any future payments (see Note 9, Commitments and Contingencies).
Historical Cash Flows
The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(4,380)	$(3,177)
Net cash used in investing activities	(856)	(1,714)
Net cash provided by (used in) financing activities	(130)	1,570
Effect of exchange rates on cash, cash equivalents and restricted cash	280	(188)
Net decrease in cash, cash equivalents and restricted cash	(5,086)	(3,509)
Cash, cash equivalents and restricted cash, beginning of period	21,259	9,894
Cash, cash equivalents and restricted cash, end of period	$16,173	$6,385
Operating activities. Net cash used in operating activities was $4.4 million for the three months ended March 31, 2018, compared to net cash used in operating activities of $3.2 million for the same period in 2017. Net cash used in operating activities for the three months ended March 31, 2018 was primarily attributable to the net loss in the period and net cash used in working capital, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, loss on impairment of abandoned product line, provision for excess and obsolete inventory and share-based compensation expense. Net cash used in operating activities for the three months ended March 31, 2017 was primarily attributable to the net loss in the period, partially offset by net cash provided by working capital and non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, and share-based compensation expense.
Investing activities. Net cash used in investing activities during the three months ended March 31, 2018 was $0.9 million, compared to net cash used in investing activities of $1.7 million for the same period in 2017. Cash used in investing activities during the three months ended March 31, 2018 and 2017 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our solutions.
Financing activities. Net cash used in financing activities during the three months ended March 31, 2018 was $0.1 million, compared to net cash provided by financing activities $1.6 million for the same period in 2017. Net cash used in financing activities during the three months ended March 31, 2018 was primarily related to net repayments of DigiCore bank and overdraft facilities, principal payments under capital lease obligations and taxes paid on vested restricted stock units, partially offset by proceeds received from stock option exercises. Net cash provided by financing activities for the same period in 2017 was primarily related to net borrowings from our revolving credit facility, partially offset by principal payments under capital lease obligations and taxes paid on vested restricted stock units.
Other Liquidity Needs
As of March 31, 2018, we had available cash and cash equivalents totaling $16.1 million and a working capital deficit of $3.9 million.
The restructuring initiatives commenced in the second quarter of 2017 and the first quarter of 2018 are aimed at significantly reducing our cost of revenues and operating expenses in an effort to increase operating cash flows to eventually be sufficient to offset debt service costs and cash flows from investing activities. Our ability to transition to attaining more profitable operations and generating positive cash flow is dependent upon achieving a level of revenues adequate to support our evolving cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe that our cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next twelve months following the filing date of this report.
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
Contractual Obligations and Commercial Commitments
During the three months ended March 31, 2018, there were no material changes to our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
During the three months ended March 31, 2018, there were no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
The disclosure in Note 9, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements includes a discussion of our legal proceedings and is incorporated herein by reference.
The Company is also engaged in various other legal actions arising in the ordinary course of our business and, while there can be no assurance, the Company currently believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors.
There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of the Company’s equity securities during the three-month period ended March 31, 2018.

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

10.1
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
101**
The following financial statements and footnotes from the Inseego Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 10, 2018	Inseego Corp.

	By:	/s/ DAN MONDOR
Dan Mondor
Chief Executive Officer

By:	/s/ STEPHEN SMITH
Stephen Smith
Chief Financial Officer