Form 10-Q
period 2018-06-30
INSEEGO CORP.
filed 2018-08-08
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to                     .
Commission file number: 001-38358

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 6, 2018 was 72,412,170.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,836	$21,198
Restricted cash	61	61
Accounts receivable, net of allowance for doubtful accounts of $2,510 and $2,683, respectively	23,418	15,674
Inventories, net	12,937	20,403
Prepaid expenses and other	6,165	9,101
Total current assets	61,417	66,437
Property, plant and equipment, net of accumulated depreciation of $28,991 and $28,138, respectively	6,031	6,991
Rental assets, net of accumulated depreciation of $10,439 and $9,039, respectively	6,300	7,563
Intangible assets, net of accumulated amortization of $27,922 and $25,473, respectively	33,510	38,671
Goodwill	34,358	37,681
Other assets	870	864
Total assets	$142,486	$158,207
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,270	$29,332
Accrued expenses and other current liabilities	35,397	27,558
DigiCore bank facilities	2,505	3,075
Total current liabilities	67,172	59,965
Long-term liabilities:
Convertible senior notes, net	88,913	84,773
Term loan, net	44,801	44,055
Deferred tax liabilities, net	4,673	5,261
Other long-term liabilities	1,570	9,768
Total liabilities	207,129	203,822
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 59,742,747 and 58,644,559 shares issued and outstanding, respectively	60	59
Additional paid-in capital	522,033	519,531
Accumulated other comprehensive income (loss)	(2,188)	4,604
Accumulated deficit	(584,469)	(569,759)
Total stockholders’ deficit attributable to Inseego Corp.	(64,564)	(45,565)
Noncontrolling interests	(79)	(50)
Total stockholders’ deficit	(64,643)	(45,615)
Total liabilities and stockholders’ deficit	$142,486	$158,207

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues:
IoT & Mobile Solutions	$31,741	$43,265	$60,621	$82,027
Enterprise SaaS Solutions	17,316	16,648	35,169	33,275
Total net revenues	49,057	59,913	95,790	115,302
Cost of net revenues:
IoT & Mobile Solutions	24,623	35,615	48,375	67,638
Enterprise SaaS Solutions	6,998	5,662	13,860	12,842
Impairment of abandoned product line, net of recoveries	(221)	1,407	355	1,407
Total cost of net revenues	31,400	42,684	62,590	81,887
Gross profit	17,657	17,229	33,200	33,415
Operating costs and expenses:
Research and development	4,968	5,400	9,944	11,689
Sales and marketing	5,635	7,002	11,050	14,159
General and administrative	6,302	8,094	12,797	20,131
Amortization of purchased intangible assets	931	905	1,895	1,809
Restructuring charges, net of recoveries	643	1,443	920	2,252
Total operating costs and expenses	18,479	22,844	36,606	50,040
Operating loss	(822)	(5,615)	(3,406)	(16,625)
Other income (expense):
Interest expense, net	(5,147)	(4,881)	(10,247)	(9,037)
Other expense, net	(438)	(985)	(374)	(1,628)
Loss before income taxes	(6,407)	(11,481)	(14,027)	(27,290)
Income tax provision	272	556	712	861
Net loss	(6,679)	(12,037)	(14,739)	(28,151)
Less: Net loss attributable to noncontrolling interests	19	13	29	27
Net loss attributable to Inseego Corp.	$(6,660)	$(12,024)	$(14,710)	$(28,124)
Per share data:
Net loss per share:
Basic and diluted	$(0.11)	$(0.21)	$(0.24)	$(0.49)
Weighted-average shares used in computation of net loss per share:
Basic and diluted	61,468,129	57,970,033	61,096,886	57,726,475

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(6,679)	$(12,037)	$(14,739)	$(28,151)
Foreign currency translation adjustment	(9,969)	2,225	(6,792)	3,272
Total comprehensive loss	$(16,648)	$(9,812)	$(21,531)	$(24,879)

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(14,739)	$(28,151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,319	7,662
Provision for bad debts, net of recoveries	314	732
Loss on impairment of abandoned product line, net of recoveries	355	1,407
Provision for excess and obsolete inventory, net of recoveries	1,076	172
Share-based compensation expense	1,944	1,979
Amortization of debt discount and debt issuance costs	4,886	5,082
Loss on disposal of assets	501	171
Deferred income taxes	(6)	(15)
Unrealized foreign currency transaction loss, net	49	57
Other	60	494
Changes in assets and liabilities:
Accounts receivable	(8,676)	(4,972)
Inventories	3,503	2,844
Prepaid expenses and other assets	2,881	(2,205)
Accounts payable	904	7,194
Accrued expenses, income taxes, and other	532	(5,391)
Net cash provided by (used in) operating activities	903	(12,940)
Cash flows from investing activities:
Purchases of property, plant and equipment	(653)	(1,444)
Proceeds from the sale of property, plant and equipment	30	182
Purchases of intangible assets and additions to capitalized software development costs	(1,099)	(1,500)
Net cash used in investing activities	(1,722)	(2,762)
Cash flows from financing activities:
Proceeds from term loans	—	18,000
Payment of issuance costs related to term loans	—	(424)
Net borrowings under (repayment of) DigiCore bank and overdraft facilities	(208)	581
Principal payments under capital lease obligations	(359)	(462)
Principal payments on mortgage bond	(166)	(142)
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	558	(731)
Net cash provided by (used in) financing activities	(175)	16,822
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,368)	352
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,362)	1,472
Cash, cash equivalents and restricted cash, beginning of period	21,259	9,894
Cash, cash equivalents and restricted cash, end of period	$18,897	$11,366
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,362	$3,757
Income taxes	$545	$88
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$2,176	$2,750
Issuance of common stock under amended earn-out agreement	$—	$2,638
Additional debt discount on exchange of convertible senior notes	$—	$3,600
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Inseego Corp. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at June 30, 2018 and the results of the Company’s operations for the three and six months ended June 30, 2018 and 2017 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements from which they were derived and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net loss, assets, liabilities or stockholders’ equity. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
For the three months ended June 30, 2018 and 2017, the Company incurred a net loss of $6.7 million and $12.0 million, respectively. The Company has a history of operating and net losses and overall usage of cash from operating and investing activities.
During the three months ended June 30, 2018, the Company continued certain restructuring initiatives that were commenced during the first quarter of 2018. These restructuring initiatives are aimed at reducing the Company’s operating expenses in an effort to increase operating cash flows to eventually be sufficient to offset debt service costs and cash flows from investing activities. On August 6, 2018, subsequent to the balance sheet date, the Company completed a private placement of 12,062,000 shares of common stock and warrants to purchase an additional 4,221,700 shares of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, to certain accredited investors for gross proceeds of $19.7 million in cash (see Note 12, Subsequent Events ). The Company’s management believes that its cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet its working capital needs for the next twelve months following the filing date of this report. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of ongoing litigation, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on its ability to achieve its intended business objectives.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
For the three and six months ended June 30, 2018 and 2017, net revenues by product grouping were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
IoT & Mobile Solutions	$31,741	$43,265	$60,621	$82,027
Enterprise SaaS Solutions	17,316	16,648	35,169	33,275
Total	$49,057	$59,913	$95,790	$115,302
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
The Company routinely enters into a variety of agreements with customers, including quality agreements, pricing agreements and master supply agreements which outline the general commercial terms and conditions under which the Company does business with a specific customer, including shipping terms and pricing for the products and services that the Company offers. The Company also sells to some customers solely based on purchase orders. The Company has concluded, for

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

the vast majority of its revenues, that its contracts with customers are either a purchase order or a combination of a purchase order with a master supply agreement.
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
SaaS and Other Services. SaaS subscription revenue is recognized over time on a ratable basis over the contract term beginning on the date that its service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of contracts being one to three years. Telematics includes a device which collects and transmits the information from the vehicle or other asset. The Company’s customers have an option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the hardware device, the Company recognizes the revenue at a point in time as discussed above in the hardware revenue recognition disclosure. If the customer chooses to lease the monitoring device, the Company recognizes the revenue for the monitoring device over the term of the contract. The Company records such revenue in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 840, Leases (“ASC 840”), as it has determined that they qualify as operating leases (ownership of the device does not transfer to the other party). For the three and six months ended June 30, 2018, the Company recognized revenues of approximately $2.2 million and $4.4 million, respectively, under ASC 840.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
In instances where the software elements included within hardware for various products are considered to be functioning together with non-software elements to provide the tangible product’s essential functionality, these arrangements are accounted for as a single distinct performance obligation.
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
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of June 30, 2018.
Applying the practical expedient in paragraph ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses.
Significant Judgments in the Application of the Guidance in ASC 606
Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company considered the performance obligations in its customer master supply agreements and determined that, for the majority of its revenue, the Company generally satisfies performance obligations at a point in time upon delivery of the product to the customer.
Revenue from the Company’s SaaS subscription services represent a single promise to provide continuous access to its software solutions and their processing capabilities in the form of a service through one of the Company’s or hosted data centers. As each day of providing access to the software is substantially the same, and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its subscription services arrangements include a single performance obligation comprised of a series of distinct services. Revenue from the Company’s subscription services is recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer.
Shipping and Handling Charges
Fees charged to customers for shipping and handling of products are included in product revenues, and costs for shipping and handling of products are included as a component of cost of sales.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents in the statement of cash flows. The Company implemented this guidance in the first quarter of 2018 using a retrospective transition method for each period presented. The following line items in the Company’s unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2017 have been adjusted to reflect the adoption of this new guidance:

	As Previously Reported	Adjustment	As Adjusted
Restricted cash	$(2,511)	$2,511	$—
Net cash used in operating activities	(15,451)	2,511	(12,940)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,039)	2,511	1,472
Cash, cash equivalents and restricted cash, end of period	8,855	2,511	11,366
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in the Company providing a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies how to apply certain aspects of ASU 2016-02. The Company has compiled its lease inventory and is currently evaluating the contracts and assessing the impact of this guidance.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which became effective for the Company on January 1, 2018. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes ASC 605, Revenue Recognition, including industry-specific guidance. The new guidance requires entities to apportion consideration from contracts to performance obligations on a relative SSP basis, based on a five-step model. Under ASC 606, revenue is recognized when a customer obtains control of a promised good or service and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for the good or service. In addition, ASC 606 also includes subtopic ASC 340-40, Other Assets and Deferred Costs—Contracts

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

with Customers (“ASC 340-40”), which provides guidance on accounting for certain revenue related costs including costs associated with obtaining and fulfilling a contract.
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
2. Financial Statement Details
Inventories, net
Inventories, net, consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Finished goods	$9,244	$14,331
Raw materials and components	3,693	6,072
Total inventories, net	$12,937	$20,403
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Royalties	$1,456	$1,558
Payroll and related expenses	2,469	2,870
Professional fees	1,369	1,789
Accrued interest	239	239
Deferred revenue	2,298	1,823
Restructuring	965	964
Acquisition-related liabilities(1)	21,099	13,186
Other	5,502	5,129
Total accrued expenses and other current liabilities	$35,397	$27,558
_________________________
(1) The Company and the former stockholders of R.E.R. Enterprises, Inc. (“RER”) entered into a mutual general release and settlement agreement resolving this matter on July 26, 2018, subsequent to the balance sheet date (see Note 9, Commitments and Contingencies).
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$18,836	$21,198	$8,855	$9,894
Restricted cash	61	61	2,511	—
Total cash, cash equivalents and restricted cash	$18,897	$21,259	$11,366	$9,894
As of June 30, 2018, restricted cash included collateral requirements related to the Company’s corporate credit card program.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the six months ended June 30, 2018.
The Company had no financial instruments measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.
Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its $105.1 million in Convertible Notes (as defined below) (see Note 5, Debt). The Company carries its Convertible Notes at amortized cost. The debt and equity components of the Convertible Notes were measured using Level 3 inputs and are not measured on a recurring basis. The fair value of the liability component of the Convertible Notes, which approximates the carrying value of such notes, was $88.9 million and $84.8 million as of June 30, 2018 and December 31, 2017, respectively.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Term Loan consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Principal	$48,000	$48,000
Less: unamortized debt discount and debt issuance costs	(3,199)	(3,945)
Net carrying amount	$44,801	$44,055
The effective interest rate on the Term Loan was 13.45% for the six months ended June 30, 2018. The following table sets forth total interest expense recognized related to the Term Loan during the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Contractual interest expense	$1,173	$2,267
Amortization of debt discount	333	666
Amortization of debt issuance costs	40	80
Total interest expense	$1,546	$3,013
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Convertible Notes consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Liability component:
Principal	$105,125	$105,125
Less: unamortized debt discount and debt issuance costs	(16,212)	(20,352)
Net carrying amount	$88,913	$84,773
Equity component	$41,905	$41,905

The effective interest rate on the liability component of the Convertible Notes was 15.82% for the six months ended June 30, 2018. The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest expense	$1,445	$1,650	$2,891	$3,300
Amortization of debt discount	1,955	2,243	3,911	4,460
Amortization of debt issuance costs	115	132	229	263
Total interest expense	$3,515	$4,025	$7,031	$8,023
6. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$20	$41	$74	$95
Research and development	193	117	408	316
Sales and marketing	139	87	448	216
General and administrative	450	643	1,014	1,352
Total	$802	$888	$1,944	$1,979

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options
The following table summarizes the Company’s stock option activity:

Outstanding — December 31, 2016	6,356,203
Granted	3,877,000
Exercised	(146,039)
Canceled	(3,520,681)
Outstanding — December 31, 2017	6,566,483
Granted	1,795,642
Exercised	(620,350)
Canceled	(920,564)
Outstanding — June 30, 2018	6,821,211
Exercisable — June 30, 2018	2,524,208
At June 30, 2018, total unrecognized compensation expense related to stock options was $2.9 million, which is expected to be recognized over a weighted-average period of 2.03 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

Non-vested — December 31, 2016	2,975,800
Granted	1,480,301
Vested	(1,193,721)
Forfeited	(2,206,403)
Non-vested — December 31, 2017	1,055,977
Granted	384,912
Vested	(546,308)
Forfeited	(399,293)
Non-vested — June 30, 2018	495,288
At June 30, 2018, total unrecognized compensation expense related to RSUs was $0.8 million, which is expected to be recognized over a weighted-average period of 1.88 years.
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
The calculation of basic and diluted EPS was as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to Inseego Corp.	$(6,660)	$(12,024)	$(14,710)	$(28,124)
Weighted-average common shares outstanding	61,468,129	57,970,033	61,096,886	57,726,475
Basic and diluted net loss per share	$(0.11)	$(0.21)	$(0.24)	$(0.49)
For the three and six months ended June 30, 2018, the computation of diluted EPS excluded 9,203,129 shares related to warrants, stock options and RSUs as their effect would have been anti-dilutive. For the three and six months ended June 30,

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2017, the computation of diluted EPS excluded 9,174,585 shares related to warrants, stock options and RSUs as their effect would have been anti-dilutive.
8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States and Canada	$32,562	$44,565	$62,668	$83,913
South Africa	10,208	10,111	20,893	19,940
Other	6,287	5,237	12,229	11,449
Total	$49,057	$59,913	$95,790	$115,302
Concentrations of Risk
For the three months ended June 30, 2018, one customer accounted for 45.1% of net revenues. For the three months ended June 30, 2017, two customers accounted for 47.1% and 12.1% of net revenues, respectively. For the six months ended June 30, 2018 and 2017, one customer accounted for 46.9% and 50.4% of net revenues, respectively.
As of June 30, 2018, one customer accounted for 30.8% of accounts receivable, net. As of December 31, 2017, one customer accounted for 23.9% of accounts receivable, net.
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
On May 27, 2015, a patent infringement action was brought against Novatel Wireless by Carucel Investments, L.P. (“Carucel”), a non-practicing entity (Carucel Investments, L.P. v. Novatel Wireless, Inc., et al., U.S.D.C. S.D. Florida, Civil Action No. 0:15-cv-61116-BB). The complaint alleged that certain MiFi mobile hotspots manufactured by Novatel Wireless infringed claims of patents owned by Carucel. On April 10, 2017, judgment was entered in favor of Novatel Wireless. Carucel filed to appeal certain orders in the litigation and on July 13, 2018, the U.S. Federal Circuit Court of Appeals affirmed the judgment.
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On July 26, 2018, subsequent to the balance sheet date, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iii) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (iv) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (v) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. On July 26, 2018, as a result of the Settlement Agreement, the Company’s acquisition-related liabilities of $21.1 million were reduced to approximately $4.0 million.

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
10. Income Taxes
The Company’s income tax provision of $0.3 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $0.7 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively, consists primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company has income tax expense rather than an expected benefit based on statutory rates due primarily to losses at U.S. and international subsidiaries whose net operating losses are fully reserved.
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
Further, the Tax Act includes U.S. taxation on foreign intangible income, effective January 1, 2018. The FASB allows an entity to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as foreign intangible income in future years or provide for the tax expense related to the foreign intangible income as a period cost in the year it is incurred. The Company has not recorded any provisional amount for deferred taxes on the foreign intangible income because it is still collecting and analyzing the data needed to make the accounting policy election.
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
In the first and second quarters of 2017, the Company commenced certain restructuring initiatives intended to continue to improve its strategic focus on its most profitable business lines and consolidate operations of its subsidiaries with those of the Company, including reductions-in-force, further reorganization of executive level management and the consolidation of certain of its facilities (the “2017 Initiatives”). The 2017 Initiatives cost a total of approximately $4.4 million and were completed in May 2018.
In the first quarter of 2018, the Company commenced certain restructuring initiatives intended to continue to consolidate operations of its subsidiaries with those of the Company, including reductions-in-force and the consolidation of certain of its facilities (the “2018 Initiatives”). The 2018 Initiatives are expected to cost a total of approximately $1.0 million and to be completed in December 2018.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth activity in the restructuring liability for the six months ended June 30, 2018 (in thousands):

	Balance at December 31, 2017	Costs Incurred	Payments	Translation Adjustment	Balance at June 30, 2018	Cumulative Costs Incurred to Date
2015 Initiatives
Employee Severance Costs	$—	$—	$—	$—	$—	$4,131
Facility Exit Related Costs	981	63	(230)	—	814	1,791
2017 Initiatives
Employee Severance Costs	287	61	(359)	11	—	3,412
Facility Exit Related Costs	106	2	(108)	—	—	285
Other Related Costs	160	20	(180)	—	—	675
2018 Initiatives
Employee Severance Costs	—	774	(219)	(9)	546	774
Total	$1,534	$920	$(1,096)	$2	$1,360	$11,068
The balance of the restructuring liability at June 30, 2018 consists of approximately $1.0 million in current liabilities and $0.4 million in long-term liabilities.
During the six months ended June 30, 2018, the Company wrote down the value of certain inventory by approximately $0.4 million related to the abandonment of certain product lines that management decided to exit. The Company accounted for the adjustment in accordance with the ASC 330, Inventory, and included the adjustment in impairment of abandoned product line, net of recoveries, within cost of net revenues in the unaudited condensed consolidated statements of operations.
12. Subsequent Events
On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement resolving litigation that had been pending in the Court of Chancery of the State of Delaware (see Note 9, Commitments and Contingencies).
On August 6, 2018, the Company completed a private placement of 12,062,000 shares of common stock and warrants to purchase an additional 4,221,700 shares of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, to certain accredited investors for gross proceeds of $19.7 million in cash. Each warrant has an initial exercise price of $2.52 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable at any time on or after February 6, 2019, and will expire on August 6, 2023. The warrants may be exercisable on a cashless exercise basis if, and only if, the shares of common stock underlying such warrants cannot be immediately resold pursuant to an effective registration statement or Rule 144 of the Securities Act of 1933, as amended, without volume or manner of sale restrictions.
In July 2018, the Company granted 466,500 RSUs and 2,368,750 stock options to employees of the Company.

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
We provide intelligent wireless hardware products for the worldwide mobile communications and industrial IoT markets. Our hardware products address multiple vertical markets including fleet and commercial telematics, after-market telematics, smart city infrastructure management, remote monitoring and control, security and connected home and wireless surveillance systems. Our broad range of products principally includes intelligent mobile hotspots, wireless routers for IoT applications, USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights and configure and manage their hardware remotely. Our products currently operate on every major cellular wireless technology platform. Our mobile hotspots, sold under the MiFi brand, are actively used by millions of customers to provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our wireless routers and USB modems serve as gateways to the rapidly growing and underpenetrated IoT market segments. Our telematics and mobile asset tracking hardware devices collect and control critical vehicle data and driver behaviors, and can reliably deliver that information to the cloud, all managed by our services enablement platforms.
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

We have undertaken certain restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. Restructuring charges consist primarily of severance costs incurred in connection with the reduction of our workforce and facility exit related costs, as well as discontinued operations, if any.
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
Sources of Revenue
The Company generates revenue from a broad range of product sales including intelligent wireless hardware products for the worldwide mobile communications and industrial IoT markets. The Company’s products principally include intelligent mobile hotspots, wireless routers for IoT applications, USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights and configure and manage their hardware.
The Company classifies its revenues from the sale of its products and services into two distinct groupings, specifically IoT & Mobile Solutions and Enterprise SaaS Solutions. Both IoT & Mobile Solutions and Enterprise SaaS Solutions revenues include any hardware and software required for the respective solution.
For the three and six months ended June 30, 2018 and 2017, net revenues by product grouping were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
IoT & Mobile Solutions	$31,741	$43,265	$60,621	$82,027
Enterprise SaaS Solutions	17,316	16,648	35,169	33,275
Total	$49,057	$59,913	$95,790	$115,302
For the three and six months ended June 30, 2018 and 2017, net revenues by geographic region based on shipping destination were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States and Canada	$32,562	$44,565	$62,668	$83,913
South Africa	10,208	10,111	20,893	19,940
Other	6,287	5,237	12,229	11,449
Total	$49,057	$59,913	$95,790	$115,302

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
The Company routinely enters into a variety of agreements with customers, including quality agreements, pricing agreements and master supply agreements which outline the general commercial terms and conditions under which the Company does business with a specific customer, including shipping terms and pricing for the products and services that the Company offers. The Company also sells to some customers solely based on purchase orders. The Company has concluded for the vast majority of its revenues, that its contracts with customers are either a purchase order or the combination of a purchase order with a master supply agreement.
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
SaaS and Other Services. SaaS subscription revenue is recognized over time on a ratable basis over the contract term beginning on the date that its service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of contracts being one to three years. Telematics includes a device which collects and transmits the information from the vehicle or other asset. The Company’s customers have an option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the hardware device, the Company recognizes the revenue at a point in time as discussed above in the hardware revenue recognition disclosure. If the customer chooses to lease the monitoring device, the Company recognizes the revenue for the monitoring device over the term of the contract. The Company records such revenue in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 840, Leases (“ASC 840”), as it has determined that they qualify as operating leases (ownership of the device does not transfer to the other party). For the three and six months ended June 30, 2018, the Company recognized revenues of approximately $2.2 million and $4.4 million, respectively, under ASC 840.
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
In instances where the software elements included within hardware for various products are considered to be functioning together with non-software elements to provide the tangible product’s essential functionality, these arrangements are accounted for as a single distinct performance obligation.
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
Contract Liabilities
Timing of revenue recognition may differ from the timing of invoicing to customers. If customers are invoiced for subscription services in advance of the service period, deferred revenue liabilities, or contract liabilities, are recorded. Deferred revenue liabilities, or contract liabilities, are also recorded when the Company collects payments in advance of performing the services.
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of June 30, 2018.
Applying the practical expedient in paragraph ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses.
Significant Judgments in the Application of the Guidance in ASC 606
Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company considered the performance obligations in its customer master supply agreements and determined that, for the majority of its revenue, the Company generally satisfies performance obligations at a point in time upon delivery of the product to the customer.
Revenue from the Company’s SaaS subscription services represent a single promise to provide continuous access to its software solutions and their processing capabilities in the form of a service through one of the Company’s or hosted data centers. As each day of providing access to the software is substantially the same, and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its subscription services arrangements include a single performance obligation comprised of a series of distinct services. Revenue from the Company’s subscription services is recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer.
Shipping and Handling Charges
Fees charged to customers for shipping and handling of products are included in product revenues, and costs for shipping and handling of products are included as a component of cost of sales.
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
Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net revenues. Net revenues for the three months ended June 30, 2018 were $49.1 million, compared to $59.9 million for the same period in 2017.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
Product Category	2018	2017	$	%
IoT & Mobile Solutions	$31,741	$43,265	$(11,524)	(26.6)%
Enterprise SaaS Solutions	17,316	16,648	668	4.0%
Total	$49,057	$59,913	$(10,856)	(18.1)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions net revenues is primarily a result of reduced sales from mobile hotspots and home devices as key customers focus on our upcoming 5G products.
Enterprise SaaS Solutions. The increase in Enterprise SaaS Solutions net revenues is primarily a result of increased revenues from Ctrack, partially offset by a slight decline in DMS revenues due to price concessions related to signing multi-year deals with key customers.
Cost of net revenues. Cost of net revenues for the three months ended June 30, 2018 was $31.4 million, or 64.0% of net revenues, compared to $42.7 million, or 71.2% of net revenues, for the same period in 2017.

The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
Product Category	2018	2017	$	%
IoT & Mobile Solutions	$24,623	$35,615	$(10,992)	(30.9)%
Enterprise SaaS Solutions	6,998	5,662	1,336	23.6%
Impairment of abandoned product line, net of recoveries	(221)	1,407	(1,628)	(115.7)%
Total	$31,400	$42,684	$(11,284)	(26.4)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions cost of net revenues is primarily a result of decreased sales along with a lower cost per unit as a result of changing contract manufacturers.
Enterprise SaaS Solutions. The increase in Enterprise SaaS Solutions cost of net revenues is primarily a result of product mix and price concessions related to signing multi-year deals with key customers.
Impairment of abandoned product line, net of recoveries. The impairment of abandoned product line, net of recoveries, reflects additional write downs of the value of certain inventory related to product lines that were abandoned during the fourth quarter of 2016, net of recoveries related to the subsequent sale of such abandoned products.
Gross profit. Gross profit for the three months ended June 30, 2018 was $17.7 million, or a gross margin of 36.0%, compared to $17.2 million, or a gross margin of 28.8% for the same period in 2017. The increase in gross profit was primarily attributable to the improved gross margins that resulted from changing contract manufacturers, which has offset the decline in revenues as discussed above.
Research and development expenses. Research and development expenses for the three months ended June 30, 2018 were $5.0 million, or 10.1% of net revenues, compared to $5.4 million, or 9.0% of net revenues, for the same period in 2017. The decrease in research and development expenses was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 27 months.
Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2018 were $5.6 million, or 11.5% of net revenues, compared to $7.0 million, or 11.7% of net revenues, for the same period in 2017. The decrease was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 27 months.
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2018 were $6.3 million, or 12.8% of net revenues, compared to $8.1 million, or 13.5% of net revenues, for the same period in 2017. The decrease was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 27 months.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended June 30, 2018 and 2017 was $0.9 million and $0.9 million, respectively.
Restructuring charges, net of recoveries. Restructuring charges, net of recoveries, for the three months ended June 30, 2018 and 2017 were $0.6 million and $1.4 million, respectively, and primarily consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Interest expense, net. Interest expense, net, for the three months ended June 30, 2018 was $5.1 million, compared to interest expense, net, of $4.9 million for the same period in 2017. The increase in interest expense is primarily a result of the interest expense and amortization of the debt discount and debt issuance costs related to our Term Loan, as discussed below.
Other expense, net. Other expense, net, for the three months ended June 30, 2018 was $0.4 million, which primarily consisted of foreign currency transaction gains and losses. Other expense, net, for the three months ended June 30, 2017 was $1.0 million, which primarily related to the termination of the Revolver, as defined below.
Income tax provision. Income tax provision for the three months ended June 30, 2018 and 2017 was $0.3 million and $0.6 million, respectively, which primarily related to certain of our profitable entities in foreign jurisdictions.
Net loss attributable to noncontrolling interests. For the three months ended June 30, 2018, net loss attributable to noncontrolling interests was $19,000, compared to net loss attributable to noncontrolling interest of $13,000 for the same period in 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net revenues. Net revenues for the six months ended June 30, 2018 were $95.8 million, compared to $115.3 million for the same period in 2017.
The following table details net revenues by product grouping (in thousands):

	Six Months Ended June 30,		Change
	2018	2017	$	%
IoT & Mobile Solutions	$60,621	$82,027	$(21,406)	(26.1)%
Enterprise SaaS Solutions	35,169	33,275	1,894	5.7%
Total	$95,790	$115,302	$(19,512)	(16.9)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions net revenues is primarily a result of reduced sales from mobile hotspots and home devices as key customers focus on our upcoming 5G products, partially offset by improved IoT sales.
Enterprise SaaS Solutions. The increase in Enterprise SaaS Solutions net revenues is primarily a result of increased revenues from Ctrack, partially offset by a slight decline in DMS revenues due to price concessions related to signing multi-year deals with key customers.
Cost of net revenues. Cost of net revenues for the six months ended June 30, 2018 was $62.6 million, or 65.3% of net revenues, compared to $81.9 million, or 71.0% of net revenues, for the same period in 2017.
The following table details cost of net revenues by product grouping (in thousands):

	Six Months Ended June 30,		Change
	2018	2017	$	%
IoT & Mobile Solutions	$48,375	$67,638	$(19,263)	(28.5)%
Enterprise SaaS Solutions	13,860	12,842	1,018	7.9%
Impairment of abandoned product line, net of recoveries	355	1,407	(1,052)	(74.8)%
Total	$62,590	$81,887	$(19,297)	(23.6)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions cost of net revenues is primarily a result of decreased sales along with a lower cost per unit as a result of changing contract manufacturers.
Enterprise SaaS Solutions. The increase in Enterprise SaaS Solutions cost of net revenues is primarily a result of increased sales and product mix.
Impairment of abandoned product line, net of recoveries. The impairment of abandoned product line reflects the additional write down of certain inventory related to product lines which were abandoned during the fourth quarter of 2016, net of recoveries related to the subsequent sale of such abandoned products.
Gross profit. Gross profit for the six months ended June 30, 2018 was $33.2 million, or a gross margin of 34.7%, compared to $33.4 million, or a gross margin of 29.0%, for the same period in 2017. The decrease in gross profit was primarily attributable to the decline in revenues, partially offset by the improvement in gross margins as a result of changing contract manufacturers.
Research and development expenses. Research and development expenses for the six months ended June 30, 2018 were $9.9 million, or 10.4% of net revenues, compared to $11.7 million, or 10.1% of net revenues, for the same period in 2017. The decrease was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 27 months.
Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2018 were $11.1 million, or 11.5% of net revenues, compared to $14.2 million, or 12.3% of net revenues, for the same period in 2017. The decrease was primarily a result of our cost containment initiatives, including reductions in our workforce over the past 27 months.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2018 were $12.8 million, or 13.4% of net revenues, compared to $20.1 million, or 17.5% of net revenues, for the same period in 2017. General and administrative expenses decreased for the six months ended June 30, 2018 primarily as a result of non-recurring legal costs incurred during 2017 and our cost containment initiatives, including reductions in our workforce over the past 27 months.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the six months ended June 30, 2018 and 2017 was $1.9 million and $1.8 million, respectively.
Restructuring charges, net of recoveries. Restructuring charges, net of recoveries, for the six months ended June 30, 2018 and 2017 were $0.9 million and $2.3 million, respectively, and predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Interest expense, net. Interest expense, net, for the six months ended June 30, 2018 and 2017 was $10.2 million and $9.0 million, respectively. The increase in interest expense is primarily a result of the interest expense and amortization of the debt discount and debt issuance costs related to our Term Loan, as discussed below.
Other expense, net. Other expense, net, for the six months ended June 30, 2018 was $0.4 million, which primarily related to foreign currency transaction gains and losses, compared to other expense, net, of $1.6 million for the same period in 2017, which primarily related to the termination of the Revolver, as defined below.
Income tax provision. Income tax provision for the six months ended June 30, 2018 and 2017 was $0.7 million and $0.9 million, respectively, which primarily related to certain of our profitable entities in foreign jurisdictions.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests was $29,000 and $27,000 for the six months ended June 30, 2018 and 2017, respectively.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. As of June 30, 2018, we had cash and cash equivalents of $18.8 million compared with cash and cash equivalents of $21.2 million as of December 31, 2017.
On August 6, 2018, the Company completed a private placement of 12,062,000 shares of common stock and warrants to purchase an additional 4,221,700 shares of common stock, for gross proceeds of $19.7 million in cash.
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
Amended Merger Agreement
Pursuant to the amended merger agreement with respect to our acquisition of R.E.R. Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (which has been renamed Inseego North America, LLC) (“FW”), the Company agreed to pay a total of $15.0 million in deferred purchase price in five cash installments over a four-year period, beginning in March 2016. The Company also agreed to pay a total of approximately $6.1 million in cash over a four-year period, beginning in March 2016.
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On July 26, 2018, subsequent to the balance sheet date, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iii) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (iv) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (v) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement.
Historical Cash Flows
The following table summarizes our condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$903	$(12,940)
Net cash used in investing activities	(1,722)	(2,762)
Net cash provided by (used in) financing activities	(175)	16,822
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,368)	352
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,362)	1,472
Cash, cash equivalents and restricted cash, beginning of period	21,259	9,894
Cash, cash equivalents and restricted cash, end of period	$18,897	$11,366
Operating activities. Net cash provided by operating activities was $0.9 million for the six months ended June 30, 2018, compared to net cash used in operating activities of $12.9 million for the same period in 2017. Net cash provided by operating activities for the six months ended June 30, 2018 was primarily attributable to non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, provision for excess and obsolete inventory and share-based compensation expense, partially offset by the net loss in the period and net cash used in working capital. Net cash used in operating activities for the six months ended June 30, 2017 was primarily attributable to the net loss in the period and net cash used in working capital, partially offset by and non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, loss on impairment of abandoned product line and share-based compensation expense.
Investing activities. Net cash used in investing activities during the six months ended June 30, 2018 was $1.7 million, compared to net cash used in investing activities of $2.8 million for the same period in 2017. Cash used in investing activities during the six months ended June 30, 2018 and 2017 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our solutions.
Financing activities. Net cash used in financing activities during the six months ended June 30, 2018 was $0.2 million, compared to net cash provided by financing activities of $16.8 million for the same period in 2017. Net cash used in financing activities during the six months ended June 30, 2018 was primarily related to net repayments of DigiCore bank and overdraft facilities, principal payments under capital lease obligations and taxes paid on vested restricted stock units, partially offset by proceeds received from stock option exercises and the employee stock purchase plan. Net cash provided by financing activities for the same period in 2017 was primarily related to net proceeds from the Prior Credit Agreement and net borrowing under DigiCore bank and overdraft facilities, partially offset by taxes paid on vested restricted stock units and principal payments under capital lease obligations.

Other Liquidity Needs
As of June 30, 2018, we had available cash and cash equivalents totaling $18.8 million and a working capital deficit of $5.8 million.
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
We may decide to raise additional funds to accelerate development of new and existing services and products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required or desired additional financing will be available on terms favorable to us, or at all. In addition, in order to obtain additional borrowings, we must comply with certain requirements under the Credit Agreement. If additional funds are raised by the issuance of equity securities, our stockholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of our common stock. If additional funds are raised by the issuance of debt securities, we may be subject to additional limitations on our operations.
Contractual Obligations and Commercial Commitments
During the six months ended June 30, 2018, there were no material changes to our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
The Settlement Agreement described above, which was executed subsequent to the balance sheet date, provides for full settlement of all claims against the former stockholders of RER, including all counterclaims related thereto, in exchange for the Company’s payment of approximately $4 million in cash and common stock. This Settlement Agreement reduces the Company’s acquisition-related liabilities by approximately $17 million from approximately $21.1 million previously accrued (consisting of $15.8 million in cash and $5.3 million in common stock).
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
During the six months ended June 30, 2018, there were no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There were no unregistered sales of the Company’s equity securities during the three-month period ended June 30, 2018.

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

10.1
Change in Control and Severance Agreement, dated June 6, 2018, by and between the Company and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2018).

10.2	Amendment to Inseego Corp. 2009 Omnibus Incentive Compensation Plan, effective June 6, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 8, 2018).
10.3	Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2018).
10.4	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 13, 2018).
31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following financial statements and footnotes from the Inseego Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date: August 8, 2018	Inseego Corp.

	By:	/s/ DAN MONDOR
Dan Mondor
Chief Executive Officer

By:	/s/ STEPHEN SMITH
Stephen Smith
Chief Financial Officer