Form 10-Q
period 2018-09-30
INSEEGO CORP.
filed 2018-11-08
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒
The number of shares of the registrant’s common stock outstanding as of November 2, 2018 was 73,392,179.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,547	$21,198
Restricted cash	61	61
Accounts receivable, net of allowance for doubtful accounts of $2,664 and $2,683, respectively	27,418	15,674
Inventories, net	13,747	20,403
Prepaid expenses and other	6,619	9,101
Total current assets	79,392	66,437
Property, plant and equipment, net of accumulated depreciation of $29,419 and $28,138, respectively	5,832	6,991
Rental assets, net of accumulated depreciation of $11,040 and $9,039, respectively	5,957	7,563
Intangible assets, net of accumulated amortization of $29,488 and $25,473, respectively	33,400	38,671
Goodwill	33,459	37,681
Other assets	869	864
Total assets	$158,909	$158,207
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$31,580	$29,332
Accrued expenses and other current liabilities	16,407	27,558
DigiCore bank facilities	1,583	3,075
Total current liabilities	49,570	59,965
Long-term liabilities:
Convertible senior notes, net	90,983	84,773
Term loan, net	44,673	44,055
Deferred tax liabilities, net	4,524	5,261
Other long-term liabilities	2,479	9,768
Total liabilities	192,229	203,822
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 73,391,361 and 58,644,559 shares issued and outstanding, respectively	73	59
Additional paid-in capital	544,303	519,531
Accumulated other comprehensive (loss) income	(3,985)	4,604
Accumulated deficit	(573,626)	(569,759)
Total stockholders’ deficit attributable to Inseego Corp.	(33,235)	(45,565)
Noncontrolling interests	(85)	(50)
Total stockholders’ deficit	(33,320)	(45,615)
Total liabilities and stockholders’ deficit	$158,909	$158,207

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues:
IoT & Mobile Solutions	$34,636	$41,116	$95,257	$123,143
Enterprise SaaS Solutions	15,994	16,345	51,163	49,620
Total net revenues	50,630	57,461	146,420	172,763
Cost of net revenues:
IoT & Mobile Solutions	26,793	35,323	75,168	102,961
Enterprise SaaS Solutions	6,233	5,684	20,093	18,526
Impairment of abandoned product line, net of recoveries	—	82	355	1,489
Total cost of net revenues	33,026	41,089	95,616	122,976
Gross profit	17,604	16,372	50,804	49,787
Operating costs and expenses:
Research and development	5,317	5,099	15,261	16,788
Sales and marketing	5,907	6,181	16,957	20,340
General and administrative	5,837	7,118	18,634	27,249
Amortization of purchased intangible assets	869	905	2,764	2,714
Extinguishment of acquisition-related liabilities	(17,174)	—	(17,174)	—
Restructuring charges, net of recoveries	245	3,446	1,165	5,698
Total operating costs and expenses	1,001	22,749	37,607	72,789
Operating income (loss)	16,603	(6,377)	13,197	(23,002)
Other expense:
Interest expense, net	(5,113)	(5,229)	(15,360)	(14,266)
Other expense, net	(180)	(1,780)	(554)	(3,408)
Income (loss) before income taxes	11,310	(13,386)	(2,717)	(40,676)
Income tax provision	473	409	1,185	1,270
Net income (loss)	10,837	(13,795)	(3,902)	(41,946)
Less: Net loss attributable to noncontrolling interests	6	6	35	33
Net income (loss) attributable to Inseego Corp.	$10,843	$(13,789)	$(3,867)	$(41,913)
Per share data:
Net income (loss) per share:
Basic	$0.16	$(0.23)	$(0.06)	$(0.72)
Diluted	$0.15	$(0.23)	$(0.06)	$(0.72)
Weighted-average shares used in computation of net income (loss) per share:
Basic	68,480,774	59,004,520	63,585,229	58,157,171
Diluted	71,456,346	59,004,520	63,585,229	58,157,171

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$10,837	$(13,795)	$(3,902)	$(41,946)
Foreign currency translation adjustment	(1,797)	(3,224)	(8,589)	48
Total comprehensive income (loss)	$9,040	$(17,019)	$(12,491)	$(41,898)

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,902)	$(41,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,564	11,098
Provision for bad debts, net of recoveries	536	986
Loss on impairment of abandoned product line, net of recoveries	355	1,489
Provision for excess and obsolete inventory, net of recoveries	1,219	876
Share-based compensation expense	3,678	2,942
Amortization of debt discount and debt issuance costs	7,328	7,840
Loss on extinguishment of debt, net	—	2,035
Loss on disposal of assets	455	648
Deferred income taxes	(4)	9
Non-cash gain on extinguishment of acquisition-related liabilities	(17,174)	—
Unrealized foreign currency transaction loss (gain), net	319	(794)
Other	98	(309)
Changes in assets and liabilities:
Accounts receivable	(13,038)	614
Inventories	1,779	3,637
Prepaid expenses and other assets	2,423	(4,071)
Accounts payable	879	1,968
Accrued expenses, income taxes, and other	616	(1,813)
Net cash used in operating activities	(3,869)	(14,791)
Cash flows from investing activities:
Purchases of property, plant and equipment	(936)	(1,737)
Proceeds from the sale of property, plant and equipment	109	182
Purchases of intangible assets and additions to capitalized software development costs	(1,527)	(2,256)
Net cash used in investing activities	(2,354)	(3,811)
Cash flows from financing activities:
Gross proceeds received from private placement	19,661	—
Proceeds from term loans	—	64,917
Payment of issuance costs related to term loans	—	(905)
Principal payments on term loans	(500)	(20,000)
Repurchase of convertible senior notes	—	(11,900)
Net repayment of DigiCore bank and overdraft facilities	(1,203)	(620)
Principal payments under capital lease obligations	(487)	(613)
Principal payments on mortgage bond	(241)	(216)
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	1,022	(793)
Net cash provided by financing activities	18,252	29,870
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,680)	(1,164)
Net increase in cash, cash equivalents and restricted cash	10,349	10,104
Cash, cash equivalents and restricted cash, beginning of period	21,259	9,894
Cash, cash equivalents and restricted cash, end of period	$31,608	$19,998
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,605	$4,571
Income taxes	$593	$136
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$3,018	$4,225
Capital expenditures financed through accounts payable	$2,178	$—
Issuance costs financed through accounts payable	$500	$—
Issuance of common stock under settlement agreement	$925	$—
Issuance of common stock under amended earn-out agreement	$—	$2,638
Additional debt discount on exchange of convertible senior notes	$—	$3,600
Term loan debt discount issued in common stock	$—	$2,340
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Inseego Corp. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at September 30, 2018 and the results of the Company’s operations for the three and nine months ended September 30, 2018 and 2017 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The year-end condensed consolidated balance sheet data as of December 31, 2017 was derived from the Company’s audited consolidated financial statements and may not include all disclosures required by accounting principles generally accepted in the United States. Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net income (loss), assets, liabilities or stockholders’ deficit. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
The Company has a history of operating and net losses and overall usage of cash from operating and investing activities. During the three months ended September 30, 2018, the Company continued certain restructuring initiatives that were commenced during the first quarter of 2018. These restructuring initiatives are aimed at reducing the Company’s operating expenses in an effort to increase operating cash flows to eventually be sufficient to offset debt service costs and cash flows from investing activities. On August 6, 2018, the Company completed a private placement of 12,062,000 shares of common stock and warrants to purchase an additional 4,221,700 shares of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, to certain accredited investors for gross proceeds of $19.7 million in cash (see Note 8, Private Placement ). The Company’s management believes that its cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet its cash flow needs for the next twelve months following the filing date of this report. The Company’s ability to attain more profitable operations and continue generating positive cash flow is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of ongoing litigation, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on its ability to achieve its intended business objectives.
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Net revenues by product grouping for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
IoT & Mobile Solutions	$34,636	$41,116	$95,257	$123,143
Enterprise SaaS Solutions	15,994	16,345	51,163	49,620
Total	$50,630	$57,461	$146,420	$172,763
See geographic disaggregation information in Note 9, Geographic Information and Concentrations of Risk.
IoT & Mobile Solutions. The IoT & Mobile Solutions portfolio is comprised of end-to-end edge to cloud solutions including 4G LTE mobile broadband gateways, routers, modems, hotspots, VoLTE based wireless home phones and cloud management software. The solutions are offered under the MiFi brand for consumer and business markets, and under the Skyus brand for industrial IoT markets.
Enterprise SaaS Solutions. The Enterprise SaaS Solutions consist of various subscription offerings to gain access to the Company’s Ctrack telematics platforms, which provide fleet vehicle, aviation ground vehicle and asset tracking and performance information, and other telematics applications, and the Company’s Device Management System (“DMS”), a hosted software-as-a-service (“SaaS”) platform that helps organizations manage the selection, deployment and spend of their customer’s wireless assets, helping them save money on personnel and telecom expenses.
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
The Company’s performance obligations are established when a customer submits a purchase order notification (in writing, electronically or verbally) for goods and services, and the Company accepts the order. The Company identifies performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. The Company generally recognizes revenue upon the satisfaction of these criteria when control of the product or service has been transferred to the customer at which time it has an unconditional right to receive payment. The Company’s prices are fixed and have no history of being affected by contingent events that could impact the transaction price. The Company does not offer price concessions and does not accept payment that is less than the price stated when it accepts the purchase order.
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
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of September 30, 2018.
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
Revenue from the Company’s SaaS subscription services represent a single promise to provide continuous access to its software solutions and their processing capabilities in the form of a service through one of the Company’s or hosted data centers. As each day of providing access to the software is substantially the same, and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its subscription services arrangements include a single performance obligation comprised of a series of distinct services. The Company’s SaaS subscriptions also include an unspecified volume of call center support and any remote system diagnostic and software upgrades as needed. These services are combined with the recurring monthly subscription service since they are highly interrelated and interdependent. Revenue from the Company’s subscription services is recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer.
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
Transition Disclosures
Adoption of the new standards related to revenue recognition did not have a material impact on the Company’s consolidated financial statements.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB, which are adopted by the Company as of the specified date. Unless otherwise discussed, management believes the impact of recently issued standards, some of which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents in the statement of cash flows. The Company implemented this guidance in the first quarter of 2018 using a retrospective transition method for each period presented. The following line items in the Company’s unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2017 have been adjusted to reflect the adoption of this new guidance:

	As Previously Reported	Adjustment	As Adjusted
Restricted cash	$(411)	$411	$—
Net cash used in operating activities	(15,202)	411	(14,791)
Net increase in cash, cash equivalents and restricted cash	9,693	411	10,104
Cash, cash equivalents and restricted cash, end of period	19,587	411	19,998
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Financial Statement Details
Inventories, net
Inventories, net, consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Finished goods	$8,820	$14,331
Raw materials and components	4,927	6,072
Total inventories, net	$13,747	$20,403
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Royalties	$1,564	$1,558
Payroll and related expenses	2,499	2,870
Professional fees	727	1,789
Accrued interest	1,685	239
Deferred revenue	2,464	1,823
Acquisition-related liabilities	1,000	13,186
Other	6,468	6,093
Total accrued expenses and other current liabilities	$16,407	$27,558
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$31,547	$21,198	$19,587	$9,894
Restricted cash	61	61	411	—
Total cash, cash equivalents and restricted cash	$31,608	$21,259	$19,998	$9,894
As of September 30, 2018, restricted cash included collateral requirements related to the Company’s corporate credit card program.
3. Goodwill and Other Intangible Assets
The balances in goodwill and other intangible assets were primarily a result of the Company’s acquisitions of DigiCore Holdings Limited (which has been renamed Ctrack Holdings (Pty) Ltd.) and of R.E.R. Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (which has been renamed Inseego North America, LLC) (“FW”). See Note 4, Goodwill and Other Intangible Assets, in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the components of goodwill and additional information regarding other intangible assets.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the nine months ended September 30, 2018.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of September 30, 2018 (in thousands):

	Balance as of September 30, 2018	Level 1
Assets:
Cash equivalents
Money market funds	$15,020	$15,020
Total cash equivalents	$15,020	$15,020
The Company had no financial instruments measured at fair value on a recurring basis as of December 31, 2017.
Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its $105.1 million in Convertible Notes (as defined below) (see Note 5, Debt). The Company carries its Convertible Notes at amortized cost. The debt and equity components of the Convertible Notes were measured using Level 3 inputs and are not measured on a recurring basis. The fair value of the liability component of the Convertible Notes, which approximates the carrying value of such notes, was $91.0 million and $84.8 million as of September 30, 2018 and December 31, 2017, respectively.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
On August 23, 2017, upon entering into the Credit Agreement described below, the Company used a portion of the proceeds of the new Term Loan (as defined below) to repay all outstanding amounts under and terminate the Prior Credit Agreement. In connection with the termination of the Prior Credit Agreement, the Company recognized a loss on extinguishment of debt of approximately $1.7 million, which is included in other expense, net, in the condensed consolidated statements of operations. There was no early termination fee paid in connection with the termination of the Prior Credit Agreement.
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
As required by the terms of the Credit Agreement, during the three months ended September 30, 2018, the Company repaid $0.5 million of principal on the Term Loan in connection with the Settlement Agreement, as defined below (see Note 10, Commitments and Contingencies).
The Term Loan consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Principal	$47,500	$48,000
Less: unamortized debt discount and debt issuance costs	(2,827)	(3,945)
Net carrying amount	$44,673	$44,055
The effective interest rate on the Term Loan was 13.64% for the nine months ended September 30, 2018. The following table sets forth total interest expense recognized related to the Term Loan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest expense	$1,185	$435	$3,452	$435
Amortization of debt discount	332	139	998	139
Amortization of debt issuance costs	40	17	120	17
Total interest expense	$1,557	$591	$4,570	$591

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Inseego Notes
On January 9, 2017, in connection with the settlement of an exchange offer and consent solicitation with respect to the Novatel Wireless Notes, the Company issued approximately $119.8 million aggregate principal amount of 5.50% convertible senior notes due 2022 (the “Inseego Notes” and collectively with the Novatel Wireless Notes, the “Convertible Notes”). The Inseego Notes were issued in exchange for approximately $119.8 million aggregate principal amount of outstanding Novatel Wireless Notes that were validly tendered and accepted for exchange and subsequently canceled.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Note Purchase Agreement
On August 23, 2017, in connection with the Credit Agreement described above, the Company and certain of the Lenders entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company repurchased approximately $14.9 million of outstanding Inseego Notes from such Lenders in exchange for $11.9 million deemed to have been loaned to the Company pursuant to the Credit Agreement and the accrued and unpaid interest on such notes. In connection with the repurchase of such notes, the Company recognized a loss on extinguishment of debt of approximately $0.3 million, which is included in other expense, net, in the condensed consolidated statements of operations.
The Convertible Notes consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Liability component:
Principal	$105,125	$105,125
Less: unamortized debt discount and debt issuance costs	(14,142)	(20,352)
Net carrying amount	$90,983	$84,773
Equity component	$41,905	$41,905

The effective interest rate on the liability component of the Convertible Notes was 15.46% for the nine months ended September 30, 2018. The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest expense	$1,446	$1,564	$4,337	$4,864
Amortization of debt discount	1,955	2,126	5,866	6,586
Amortization of debt issuance costs	115	125	344	388
Total interest expense	$3,516	$3,815	$10,547	$11,838

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$153	$35	$227	$130
Research and development	564	225	972	541
Sales and marketing	313	320	761	536
General and administrative	704	214	1,718	1,566
Restructuring	—	169	—	169
Total	$1,734	$963	$3,678	$2,942
Stock Options
The following table summarizes the Company’s stock option activity:

Outstanding — December 31, 2017	6,566,483
Granted	4,248,142
Exercised	(1,172,996)
Canceled	(1,164,750)
Outstanding — September 30, 2018	8,476,879
Exercisable — September 30, 2018	3,141,297
At September 30, 2018, total unrecognized compensation expense related to stock options was $4.5 million, which is expected to be recognized over a weighted-average period of 2.97 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

Non-vested — December 31, 2017	1,055,977
Granted	919,226
Vested	(1,106,238)
Forfeited	(451,954)
Non-vested — September 30, 2018	417,011
At September 30, 2018, total unrecognized compensation expense related to RSUs was $0.5 million, which is expected to be recognized over a weighted-average period of 1.69 years.
7. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Inseego Corp. by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting primarily of the Convertible Notes calculated using the if-converted and treasury stock method and warrants, stock options and RSUs calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The calculation of basic and diluted EPS was as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to Inseego Corp.	$10,843	$(13,789)	$(3,867)	$(41,913)

Basic weighted-average common shares outstanding	68,480,774	59,004,520	63,585,229	58,157,171
Dilutive common share equivalents	2,975,572	—	—	—
Diluted weighted-average number of shares outstanding	71,456,346	59,004,520	63,585,229	58,157,171

Basic net income (loss) per share	$0.16	$(0.23)	$(0.06)	$(0.72)
Diluted net income (loss) per share	$0.15	$(0.23)	$(0.06)	$(0.72)
For the three months ended September 30, 2018, the computation of diluted EPS excluded 28,086,624 shares related to the Convertible Notes as their effect would have been anti-dilutive. For the nine months ended September 30, 2018, the computation of diluted EPS excluded 37,975,693 shares primarily related to the Convertible Notes, warrants, stock options and RSUs as their effect would have been anti-dilutive.
8. Private Placement
On August 6, 2018, the Company completed a private placement of 12,062,000 shares of common stock, par value $0.001 per share, and warrants to purchase an additional 4,221,700 shares of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, to certain accredited investors for gross proceeds of $19.7 million in cash. Each warrant has an initial exercise price of $2.52 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable at any time on or after February 6, 2019, and will expire on August 6, 2023. The warrants may be exercisable on a cashless exercise basis if, and only if, the shares of common stock underlying such warrants cannot be immediately resold pursuant to an effective registration statement or Rule 144 of the Securities Act of 1933, as amended, without volume or manner of sale restrictions. In connection with the private placement, the Company incurred issuance costs of approximately $0.5 million.
The Company assessed the terms of the warrants under ASC 815, Derivatives and Hedges. Pursuant to this guidance, the Company has determined that the warrants do not require liability accounting and has classified the warrants as equity.
9. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States and Canada	$35,891	$42,056	$98,559	$125,969
South Africa	9,145	9,754	30,038	29,694
Other	5,594	5,651	17,823	17,100
Total	$50,630	$57,461	$146,420	$172,763
Concentrations of Risk
For the three months ended September 30, 2018, one customer accounted for 46.9% of net revenues. For the three months ended September 30, 2017, two customers accounted for 48.0% and 14.9% of net revenues, respectively. For the nine months ended September 30, 2018, one customer accounted for 46.6% of net revenues. For the nine months ended September 30, 2017, two customers accounted for 49.6% and 11.4% of net revenues, respectively.
As of September 30, 2018, one customer accounted for 35.9% of accounts receivable, net. As of December 31, 2017, one customer accounted for 23.9% of accounts receivable, net.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Commitments and Contingencies
Legal
The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. For example, the Company is currently named as a defendant or co-defendant in some patent infringement lawsuits in the U.S. and may be required to indirectly participate in other U.S. patent infringement actions pursuant to its contractual indemnification obligations to certain customers. Based on an evaluation of these matters and discussions with the Company’s intellectual property litigation counsel, the Company currently believes that liabilities arising from or sums paid in settlement of these existing matters, if any, would not have a material adverse effect on its consolidated results of operations or financial condition.
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
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iii) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (iv) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (v) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. In connection with the settlement, the Company recognized a gain of $17.2 million, which is included in extinguishment of acquisition-related liabilities in the unaudited condensed consolidated statement of operations for the period ended September 30, 2018. The Company’s remaining liability under the Settlement Agreement at September 30, 2018 consists of approximately $1.0 million in current liabilities and $1.0 million in long-term liabilities.
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
11. Income Taxes
The Company’s income tax provision of $0.5 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively, consists primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company has income tax expense rather than an expected benefit based on statutory rates due primarily to losses at U.S. and international subsidiaries whose net operating losses are fully reserved.
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
In 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), the Company recorded provisional estimates related to the Tax Act. The Company continues to analyze the Tax Act, and in certain areas, has made estimates of the effects on its unaudited condensed consolidated financial statements

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

and tax disclosures. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional Internal Revenue Service guidance that may be issued and actions it may take as a result of the Tax Act. The accounting is expected to be completed during the fourth quarter of 2018.
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
12. Restructuring
In the third quarter of 2015, the Company approved a restructuring initiative to better position the Company to operate in current market conditions and more closely align operating expenses with revenues, which included employee severance costs and facility exit related costs. In the fourth quarter of 2015, the Company commenced certain initiatives relating to the reorganization of executive level management (collectively, the “2015 Initiatives”). The Company continued these initiatives in 2016 with a reduction-in-force and the completion of the closure of its facility in Richardson, TX. The 2015 Initiatives are expected to cost a total of approximately $6.1 million and be completed when the Richardson, TX lease expires in June 2020.
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
The following table sets forth activity in the restructuring liability for the nine months ended September 30, 2018 (in thousands):

	Balance at December 31, 2017	Costs Incurred	Payments	Translation Adjustment	Balance at September 30, 2018	Cumulative Costs Incurred to Date
2015 Initiatives
Employee Severance Costs	$—	$—	$—	$—	$—	$4,131
Facility Exit Related Costs	981	91	(345)	—	727	1,819
2017 Initiatives
Employee Severance Costs	287	61	(359)	11	—	3,412
Facility Exit Related Costs	106	2	(108)	—	—	285
Other Related Costs	160	20	(180)	—	—	675
2018 Initiatives
Employee Severance Costs	—	991	(946)	(32)	13	991
Total	$1,534	$1,165	$(1,938)	$(21)	$740	$11,313
The balance of the restructuring liability at September 30, 2018 consists of approximately $0.4 million in current liabilities and $0.3 million in long-term liabilities.
During the nine months ended September 30, 2018, the Company wrote down the value of certain inventory by approximately $0.4 million related to the abandonment of certain product lines that management decided to exit. The Company accounted for the adjustment in accordance with the ASC 330, Inventory, and included the adjustment in impairment of abandoned product line, net of recoveries, within cost of net revenues in the unaudited condensed consolidated statements of operations.

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

•	our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our term loan and convertible notes obligations;

•	our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to manufacture our products;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some products used in our solutions;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	the impact of geopolitical instability on our business;

•	the impact that new or adjusted tariffs may have on the costs of components or our products, and our ability to sell products internationally;

•	our ability to be cost competitive while meeting time-to-market requirements for our customers;

•	our ability to meet the product performance needs of our customers in wireless broadband data access in Internet of Things (“IoT”) markets;

•	demand for fleet, vehicle and asset management software-as-a-service (“SaaS”) telematics solutions;

•	our dependence on wireless telecommunication operators delivering acceptable wireless services;

•	the outcome of any pending or future litigation, including intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our products;

•	our continued ability to license necessary third-party technology for the development and sale of our products;

•	the introduction of new products that could contain errors or defects;

•	doing business abroad, including foreign currency risks;

•	our ability to make focused investments in research and development; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”). If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.
Trademarks
“Inseego”, the Inseego logo, “Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “MiFi Freedom. My Way.”, “Ctrack”, the Ctrack logo, “Inseego North America”, “Skyus” and “Crossroads” are trademarks or registered trademarks of Inseego Corp. and its subsidiaries. Other trademarks, trade names or service marks used in this report are the property of their respective owners.
As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Inseego” refer to Inseego Corp., a Delaware corporation, and its wholly owned subsidiaries.

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report, as well as the annual consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2017, contained in our Form 10-K.
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
In the first quarter of 2018, the Company reclassified its net revenues into two distinct product groupings, specifically IoT & Mobile Solutions and Enterprise SaaS Solutions. IoT & Mobile Solutions is comprised of intelligent hotspot and industrial

IoT products including the MiFi and Skyus branded products and solutions. Enterprise SaaS Solutions is comprised of the Ctrack telematics platforms, which provide fleet, vehicle, aviation, asset and other telematics applications and DMS. Both IoT & Mobile Solutions and Enterprise SaaS Solutions include hardware and software required for their respective solution.
Factors Which May Influence Future Results of Operations
Net Revenues. We believe that our future net revenues will be influenced by a number of factors including:

•	economic environment and related market conditions;

•	increased competition from other fleet and vehicle telematics solutions, as well as suppliers of emerging devices that contain wireless data access or device management features;

•	acceptance of our products by new vertical markets;

•	growth in the aviation ground vertical;

•	rate of change to new products;

•	phase-out of earlier generation wireless technologies (such as 3G);

•	deployment of 5G infrastructure equipment;

•	adoption of 5G end point products;

•	competition in the area of 5G technology;

•	application of any tariffs;

•	product pricing; and

•	changes in technologies.
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
Cost of Net Revenues. Cost of net revenues includes all costs associated with our contract manufacturers, distribution, fulfillment and repair services, delivery of SaaS services, warranty costs, amortization of intangible assets, royalties, operations overhead, costs associated with cancellation of purchase orders, tariffs, and costs related to outside services. Also included in cost of net revenues are costs related to inventory adjustments, including acquisition-related amortization of the fair value of inventory, as well as any write downs for excess and obsolete inventory and abandoned product lines. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.
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
General and administrative expenses include primarily corporate functions such as accounting, human resources, legal, administrative support, and professional fees. This category also includes the expenses needed to operate as a publicly-traded company, including compliance with the Sarbanes-Oxley Act of 2002, as amended, SEC filings, stock exchange fees, and investor relations expense. General and administrative expenses are not directly related to revenue levels and certain expenses, such as legal expenses and provisions for bad debts, may cause significant volatility in future general and administrative expenses.

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
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. Except as disclosed below, there have been no material changes to those policies that we consider to be significant since the filing of our Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to accounting principles generally accepted in the U.S.
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
Net revenues by product grouping for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
IoT & Mobile Solutions	$34,636	$41,116	$95,257	$123,143
Enterprise SaaS Solutions	15,994	16,345	51,163	49,620
Total	$50,630	$57,461	$146,420	$172,763
Net revenues by geographic region based on shipping destination for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States and Canada	$35,891	$42,056	$98,559	$125,969
South Africa	9,145	9,754	30,038	29,694
Other	5,594	5,651	17,823	17,100
Total	$50,630	$57,461	$146,420	$172,763
IoT & Mobile Solutions. The IoT & Mobile Solutions portfolio is comprised of end-to-end edge to cloud solutions including 4G LTE mobile broadband gateways, routers, modems, hotspots, VoLTE based wireless home phones and cloud management software. The solutions are offered under the MiFi brand for consumer and business markets, and under the Skyus brand for industrial IoT markets.
Enterprise SaaS Solutions. The Enterprise SaaS Solutions consist of various subscription offerings to gain access to the Company’s Ctrack telematics platforms, which provide fleet vehicle, aviation ground vehicle and asset tracking and performance information, and other telematics applications, and DMS.
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
The Company’s performance obligations are established when a customer submits a purchase order notification (in writing, electronically or verbally) for goods and services, and the Company accepts the order. The Company identifies performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. The Company generally recognizes revenue upon the satisfaction of these criteria when control of the product or service has been transferred to the customer at which time it has an unconditional right to receive payment. The Company’s prices are fixed and have no history of being affected by contingent events that could impact the transaction price. The Company does not offer price concessions and does not accept payment that is less than the price stated when it accepts the purchase order.
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
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of September 30, 2018.
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

Revenue from the Company’s SaaS subscription services represent a single promise to provide continuous access to its software solutions and their processing capabilities in the form of a service through one of the Company’s or hosted data centers. As each day of providing access to the software is substantially the same, and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its subscription services arrangements include a single performance obligation comprised of a series of distinct services. The Company’s SaaS subscriptions also include an unspecified volume of call center support and any remote system diagnostic and software upgrades as needed. These services are combined with the recurring monthly subscription service since they are highly interrelated and interdependent. Revenue from the Company’s subscription services is recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer.
Transition Disclosures
Adoption of the new standards related to revenue recognition did not have a material impact on the Company’s consolidated financial statements.
Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net revenues. Net revenues for the three months ended September 30, 2018 were $50.6 million, compared to $57.5 million for the same period in 2017.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
Product Category	2018	2017	$	%
IoT & Mobile Solutions	$34,636	$41,116	$(6,480)	(15.8)%
Enterprise SaaS Solutions	15,994	16,345	(351)	(2.1)%
Total	$50,630	$57,461	$(6,831)	(11.9)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions net revenues is primarily a result of reduced sales from mobile hotspots and home devices as key customers focus on our upcoming 5G products, partially offset by increased services revenue.
Enterprise SaaS Solutions. The decrease in Enterprise SaaS Solutions net revenues is primarily a result of the execution of a new, multi-year, lower priced contract with a key customer negotiated following the expiration of the previous contract on certain SaaS products, as well as the impact of foreign currency weakness versus the U.S. dollar.
Cost of net revenues. Cost of net revenues for the three months ended September 30, 2018 was $33.0 million, or 65.2% of net revenues, compared to $41.1 million, or 71.5% of net revenues, for the same period in 2017.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
Product Category	2018	2017	$	%
IoT & Mobile Solutions	$26,793	$35,323	$(8,530)	(24.1)%
Enterprise SaaS Solutions	6,233	5,684	549	9.7%
Impairment of abandoned product line, net of recoveries	—	82	(82)	(100.0)%
Total	$33,026	$41,089	$(8,063)	(19.6)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions cost of net revenues is primarily a result of decreased sales along with a lower cost per unit as a result of changing contract manufacturers.
Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues increased as a percentage of revenue as a result of a new, multi-year, lower priced contract with a key customer negotiated following the expiration of the previous contract on certain SaaS products, as well as the impact of foreign currency weakness versus the U.S. dollar.

Impairment of abandoned product line, net of recoveries. The impairment of abandoned product line, net of recoveries, reflects additional write downs of the value of certain inventory related to product lines that were abandoned during the fourth quarter of 2016, net of recoveries related to the subsequent sale of such abandoned products.
Gross profit. Gross profit for the three months ended September 30, 2018 was $17.6 million, or a gross margin of 34.8%, compared to $16.4 million, or a gross margin of 28.5% for the same period in 2017. The increase in gross profit was primarily attributable to the improved gross margins that resulted from changing contract manufacturers and increased higher-margin services revenue, which has offset the decline in total revenues as discussed above.
Research and development expenses. Research and development expenses for the three months ended September 30, 2018 were $5.3 million, or 10.5% of net revenues, compared to $5.1 million, or 8.9% of net revenues, for the same period in 2017. The increase in research and development expenses was primarily a result of increased testing and certification costs incurred related to new products, partially offset by our cost containment initiatives.
Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2018 were $5.9 million, or 11.7% of net revenues, compared to $6.2 million, or 10.8% of net revenues, for the same period in 2017. The decrease was primarily a result of our cost containment initiatives, as well as the impact of currency weakness versus the U.S. dollar.
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2018 were $5.8 million, or 11.5% of net revenues, compared to $7.1 million, or 12.4% of net revenues, for the same period in 2017. The decrease was primarily a result of our cost containment initiatives, as well as the impact of foreign currency weakness versus the U.S. dollar.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for the three months ended September 30, 2018 and 2017 was $0.9 million and $0.9 million, respectively.
Extinguishment of acquisition-related liabilities. During the three months ended September 30, 2018, we recorded a gain of $17.2 million related to the extinguishment of certain acquisition-related liabilities resulting from the Settlement Agreement, as defined below. We did not have an extinguishment of acquisition-related liabilities during the same period in 2017.
Restructuring charges, net of recoveries. Restructuring charges, net of recoveries, for the three months ended September 30, 2018 and 2017 were $0.2 million and $3.4 million, respectively, and primarily consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Interest expense, net. Interest expense, net, for the three months ended September 30, 2018 and 2017 was $5.1 million and $5.2 million, respectively.
Other expense, net. Other expense, net, for the three months ended September 30, 2018 was $0.2 million, which primarily consisted of foreign currency transaction gains and losses. Other expense, net, for the three months ended September 30, 2017 was $1.8 million, which primarily consisted of a loss on extinguishment of debt related to the repayment of the Prior Credit Agreement and repurchase of certain of our Inseego Notes.
Income tax provision. Income tax provision for the three months ended September 30, 2018 and 2017 was $0.5 million and $0.4 million, respectively, which primarily related to certain of our profitable entities in foreign jurisdictions.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the three months ended September 30, 2018 and 2017 was $6,000 and $6,000, respectively.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net revenues. Net revenues for the nine months ended September 30, 2018 were $146.4 million, compared to $172.8 million for the same period in 2017.
The following table details net revenues by product grouping (in thousands):

	Nine Months Ended September 30,		Change
	2018	2017	$	%
IoT & Mobile Solutions	$95,257	$123,143	$(27,886)	(22.6)%
Enterprise SaaS Solutions	51,163	49,620	1,543	3.1%
Total	$146,420	$172,763	$(26,343)	(15.2)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions net revenues is primarily a result of reduced sales from mobile hotspots and home devices as key customers focus on our upcoming 5G products, partially offset by increased services revenue.
Enterprise SaaS Solutions. The increase in Enterprise SaaS Solutions net revenues is primarily a result of increased revenues from Ctrack, partially offset by the execution of a new, multi-year, lower priced contract with a key customer negotiated following the expiration of the previous contract on certain SaaS products.
Cost of net revenues. Cost of net revenues for the nine months ended September 30, 2018 was $95.6 million, or 65.3% of net revenues, compared to $123.0 million, or 71.2% of net revenues, for the same period in 2017.
The following table details cost of net revenues by product grouping (in thousands):

	Nine Months Ended September 30,		Change
	2018	2017	$	%
IoT & Mobile Solutions	$75,168	$102,961	$(27,793)	(27.0)%
Enterprise SaaS Solutions	20,093	18,526	1,567	8.5%
Impairment of abandoned product line, net of recoveries	355	1,489	(1,134)	(76.2)%
Total	$95,616	$122,976	$(27,360)	(22.2)%
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
Gross profit. Gross profit for the nine months ended September 30, 2018 was $50.8 million, or a gross margin of 34.7%, compared to $49.8 million, or a gross margin of 28.8%, for the same period in 2017. The increase in gross profit was primarily attributable to the improvement in gross margins as a result of changing contract manufacturers and increased higher-margin services revenue.
Research and development expenses. Research and development expenses for the nine months ended September 30, 2018 were $15.3 million, or 10.4% of net revenues, compared to $16.8 million, or 9.7% of net revenues, for the same period in 2017. The decrease was primarily a result of our cost containment initiatives.
Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2018 were $17.0 million, or 11.6% of net revenues, compared to $20.3 million, or 11.8% of net revenues, for the same period in 2017. The decrease was primarily a result of our cost containment initiatives.
General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2018 were $18.6 million, or 12.7% of net revenues, compared to $27.2 million, or 15.8% of net revenues, for the same period in 2017. General and administrative expenses decreased for the nine months ended September 30, 2018 primarily as a result of non-recurring legal costs incurred during 2017 and our cost containment initiatives.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the nine months ended September 30, 2018 and 2017 was $2.8 million and $2.7 million, respectively.
Extinguishment of acquisition-related liabilities. During the nine months ended September 30, 2018, we recorded a gain of $17.2 million related to the extinguishment of certain acquisition-related liabilities resulting from the Settlement Agreement, as defined below. We did not have an extinguishment of acquisition-related liabilities during the same period in 2017.
Restructuring charges, net of recoveries. Restructuring charges, net of recoveries, for the nine months ended September 30, 2018 and 2017 were $1.2 million and $5.7 million, respectively, and predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Interest expense, net. Interest expense, net, for the nine months ended September 30, 2018 and 2017 was $15.4 million and $14.3 million, respectively. The increase in interest expense is primarily a result of the interest expense and amortization of the debt discount and debt issuance costs related to our Term Loan, as discussed below.
Other expense, net. Other expense, net, for the nine months ended September 30, 2018 was $0.6 million, which primarily related to foreign currency transaction gains and losses, compared to other expense, net, of $3.4 million for the same period in 2017, which primarily consisted of a loss on extinguishment of debt related to the repayment of the Prior Credit Agreement and repurchase of certain of our Inseego Notes, as well as the termination of the Revolver, as defined below.
Income tax provision. Income tax provision for the nine months ended September 30, 2018 and 2017 was $1.2 million and $1.3 million, respectively, which primarily related to certain of our profitable entities in foreign jurisdictions.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests was $35,000 and $33,000 for the nine months ended September 30, 2018 and 2017, respectively.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. As of September 30, 2018, we had cash and cash equivalents of $31.5 million compared with cash and cash equivalents of $21.2 million as of December 31, 2017.
On August 6, 2018, the Company completed a private placement of 12,062,000 shares of common stock and warrants to purchase an additional 4,221,700 shares of common stock, for gross proceeds of $19.7 million in cash. In connection with the private placement, the Company incurred issuance costs of approximately $0.5 million.
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
As required by the terms of the Credit Agreement, during the three months ended September 30, 2018, the Company repaid $0.5 million of principal on the Term Loan in connection with the Settlement Agreement, as defined below.
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
On January 9, 2017, in connection with the settlement of an exchange offer and consent solicitation with respect to the Novatel Wireless Notes, the Company issued approximately $119.8 million aggregate principal amount of the 5.50% convertible senior notes due 2022 (the “Inseego Notes” and collectively with the Novatel Wireless Notes, the “Convertible Notes”). The Inseego Notes were issued in exchange for approximately $119.8 million aggregate principal amount of outstanding Novatel Wireless Notes that were validly tendered and accepted for exchange and subsequently canceled. The Inseego Notes are governed by the terms of an indenture, dated January 9, 2017 (the “Inseego Indenture”), between the Company, as issuer, and Wilmington Trust, National Association, as trustee. The Inseego Notes are senior unsecured obligations of the Company and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2017. The Inseego Notes permit the Company to have a senior credit facility up to a maximum amount of $48.0 million.
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
Settlement Agreement
Pursuant to the amended merger agreement with respect to our acquisition of R.E.R. Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (which has been renamed Inseego North America, LLC) (“FW”), the Company agreed to pay a total of $15.0 million in deferred purchase price in five cash installments over a four-year period, beginning in March 2016. The Company also agreed to provide earn-out consideration to the former stockholders of RER in the form of $6.1 million in cash over a four-year period, beginning in March 2016, and issuance of up to 2,920,000 shares of the Company’s common stock in three equal annual installments, beginning in March 2016, contingent upon retention of certain key personnel of RER.
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iii) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (iv) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (v) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. The Company’s remaining liability under the Settlement Agreement at September 30, 2018 consists of approximately $1.0 million in current liabilities and $1.0 million in long-term liabilities.
Historical Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(3,869)	$(14,791)
Net cash used in investing activities	(2,354)	(3,811)
Net cash provided by financing activities	18,252	29,870
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,680)	(1,164)
Net increase in cash, cash equivalents and restricted cash	10,349	10,104
Cash, cash equivalents and restricted cash, beginning of period	21,259	9,894
Cash, cash equivalents and restricted cash, end of period	$31,608	$19,998
Operating activities. Net cash used in operating activities was $3.9 million for the nine months ended September 30, 2018, compared to net cash used in operating activities of $14.8 million for the same period in 2017. Net cash used in operating activities for the nine months ended September 30, 2018 was primarily attributable to the net loss in the period, excluding the non-cash gain on extinguishment of acquisition-related liabilities, and net cash used in working capital, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, provision for excess and obsolete inventory and share-based compensation expense. Net cash used in operating activities for the nine months ended September 30, 2017 was primarily attributable to the net loss in the period, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, loss on impairment of abandoned product line, loss on extinguishment of debt and share-based compensation expense.
Investing activities. Net cash used in investing activities during the nine months ended September 30, 2018 was $2.4 million, compared to net cash used in investing activities of $3.8 million for the same period in 2017. Cash used in investing activities during the nine months ended September 30, 2018 and 2017 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our solutions.
Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2018 was $18.3 million, compared to net cash provided by financing activities of $29.9 million for the same period in 2017. Net cash provided by financing activities during the nine months ended September 30, 2018 was primarily related to gross proceeds received from a private placement and proceeds received from stock option exercises and purchases made under the employee stock purchase plan, partially offset by net repayments of DigiCore bank and overdraft facilities, principal payments under capital lease obligations and the Term Loan and taxes paid on vested restricted stock units. Net cash provided by financing activities for the same period in 2017 was primarily related to proceeds from the Term Loan, partially offset by the repurchase of certain Inseego Notes, payment of issuance costs related to the Term Loan and Prior Credit Agreement, net repayments of DigiCore bank and overdraft facilities, principal payments under capital lease obligations and taxes paid on vested restricted stock units.
Other Liquidity Needs
As of September 30, 2018, we had available cash and cash equivalents totaling $31.5 million and working capital of $29.8 million.
The restructuring initiatives commenced in the second quarter of 2017 and the first quarter of 2018 are aimed at significantly reducing our cost of revenues and operating expenses in an effort to increase operating cash flows to eventually be sufficient to offset debt service costs and cash flows from investing activities. Our ability to attain more profitable operations and continue generating positive cash flow is dependent upon achieving a level of revenues adequate to support our evolving cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe that our cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet our cash flow needs for the next twelve months following the filing date of this report.
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
Contractual Obligations and Commercial Commitments
Except as described below, during the nine months ended September 30, 2018, there were no material changes to our contractual obligations and commercial commitments from those disclosed in our Form 10-K.
The Settlement Agreement described above provides for full settlement of all claims of the Company against the former stockholders of RER, and all claims of the former stockholders of RER against the Company, in exchange for the Company’s payment of approximately $3.9 million in cash and common stock. This Settlement Agreement reduced the Company’s acquisition-related liabilities by approximately $17.2 million from approximately $21.1 million previously accrued (consisting of $15.8 million in cash and $5.3 million in common stock).
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

During the nine months ended September 30, 2018, there were no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Form 10-K.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of the Form 10-K, except for the risk factors listed below.
We are in the process of moving production to one or more new contract manufacturers, which, together with our use of other contract manufacturers, exposes us to a number of risks and uncertainties outside our control.
We currently outsource the manufacturing of many of our products to a contract manufacturer located in China and are in the process of moving some production to other contract manufacturers operating in other countries. If one of our contract manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or rejected or our customers could consequently elect to cancel orders. These disruptions would negatively impact our revenues, competitive position and reputation. Further, if we are unable to manage successfully our relationship with a contract manufacturer, the quality and availability of products may be harmed. None of our contract manufacturers are obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order that we have submitted to, and that has been accepted by, such contract manufacturer. Our contract manufacturers could, under some circumstances, decline to accept new purchase orders from us or otherwise reduce their business with us. If a manufacturer stops manufacturing our products for any reason or reduces manufacturing capacity, or suffers a significant decline in output quality, we may be unable to replace the lost manufacturing capacity or find a replacement manufacturer on a timely and comparatively cost effective basis, which would adversely impact our operations. In addition, we generally do not enter into long-term contracts with our manufacturers. As a result, we are subject to price increases due to availability, and subsequent price volatility, in the marketplace of the components and materials needed to manufacture our products. If a contract manufacturer were to negatively change the product pricing and other terms under which it agrees to manufacture for us and we were unable to locate a suitable alternative manufacturer, our manufacturing costs could significantly increase and our business, financial condition and results of operations could be adversely impacted.
Fiscal, tax and trade policies and executive and legislative actions could adversely affect our business, financial condition, and results of operations.
The current U.S. presidential administration has called for substantial changes to U.S. trade policy and has imposed significant increases in U.S. import tariffs. We have taken actions to mitigate the impact of such tariffs, however, there is no assurance that all such efforts will be successful. The inability to mitigate the impact of the recently enacted tariffs would increase our costs, and our business, financial condition and results of operations could be adversely affected. In addition, changes in international trade agreements, regulations, restrictions and tariffs, including new tariffs, may increase our operating costs and make it more difficult for us to compete in the U.S. and overseas markets, and our business, financial condition and results of operations could be adversely impacted.
Weakness or deterioration in global political conditions where we have significant business interests could have a material adverse effect on our business, results of operations and financial condition.
We sell to customers throughout the world and we currently have operations and activities in South Africa, Europe, China and other Asian countries. The risks associated with the Company’s global operations include:

•
economic and commercial instability risks, corruption, and changes in local government laws, regulations and policies, such as those related to tariffs and trade barriers, taxation, exchange controls, employment regulations and repatriation of earnings;

•	political instability, civil unrest, expropriation, nationalization of properties by a government, imposition of sanctions and changes to import or export regulations and fees;

•	conflicts, territorial disputes, war or terrorist activities;

•	major public health issues, such as an outbreak of a pandemic or epidemic, which could cause disruptions in our operations or workforce, or the supply of products; and

•	difficulties enforcing intellectual property and contractual rights in certain jurisdictions.
While the impact of any of the foregoing factors is difficult to predict, any one or more of them could adversely affect our business, operating results or financial condition. Existing insurance arrangements may not provide protection for the costs that may arise from such events.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on July 31, 2018 and August 7, 2018, there were no unregistered sales of the Company’s equity securities during the three-month period ended September 30, 2018.

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

4.1
Common Stock Purchase Warrant issued to Golden Harbor Ltd., dated August 6, 2018, by Inseego Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

4.2
Common Stock Purchase Warrant issued to North Sound Trading, L.P., dated August 6, 2018, by Inseego Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

4.3
Registration Rights Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A to the Securities Purchase Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

4.4
Amendment No. 1 to Rights Agreement, dated August 6, 2018, by and between Inseego Corp. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

4.5
Amendment No. 1 to Investors’ Rights Agreement, dated August 6, 2018, by and between Inseego Corp. and HC2 Holdings 2, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.1	Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2018).
10.2	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 13, 2018).
10.3
Mutual General Release and Settlement Agreement, dated July 26, 2018, between Inseego Corp., successor to Novatel Wireless, Inc., on the one hand, and Robert E. Ralston and Ethan B. Ralston, on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 31, 2018).

10.4
Securities Purchase Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

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

101**
The following financial statements and footnotes from the Inseego Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date: November 8, 2018	Inseego Corp.

	By:	/s/ DAN MONDOR
Dan Mondor
Chief Executive Officer

By:	/s/ STEPHEN SMITH
Stephen Smith
Chief Financial Officer