Form 10-K
period 2018-12-31
INSEEGO CORP.
filed 2019-03-12
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission file number: 001-38358
INSEEGO CORP.
(Exact name of registrant as specified in its charter)

Delaware	81-3377646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12600 Deerfield Parkway, Suite 100 Alpharetta, Georgia	30004
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 812-3400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Global Select Market
Preferred Stock Purchase Rights	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 29, 2018, as reported by The Nasdaq Global Select Market, was approximately $96.5 million. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The registrant does not have any non-voting stock issued or outstanding.
The number of shares of the registrant’s common stock outstanding as of February 28, 2019 was 74,284,287.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements. These forward-looking statements include, without limitation, statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Inseego Corp. (the “Company” or “Inseego”) and our industry. These forward-looking statements speak only as of the date of this report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements (although not all forward-looking statements contain these words). Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include those related to:

•	our ability to compete in the market for wireless broadband data access products, wireless modem products, and asset management, monitoring, telematics, vehicle tracking and fleet management products;

•	our ability to develop and introduce new products and services successfully;

•	our ability to meet the price and performance standards of the evolving 5G New Radio (“5G NR”) products and technologies;

•	our ability to expand our customer reach/reduce customer concentration;

•	our ability to grow the Internet of Things (“IoT”) and mobile portfolio outside of North America;

•	our ability to grow our Ctrack/asset tracking solutions within North America;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•
our ability to realize the benefits of recent restructuring activities and cost-reduction initiatives including reductions-in-force, reorganization of executive level management and the consolidation of certain of our facilities;

•	our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our term loan and convertible notes obligations;

•	our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to manufacture our products;

•	our ability to mitigate the impact of tariffs or other government-imposed sanctions;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some products and devices used in our solutions;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	the impact of geopolitical instability on our business;

•	the impact that new or adjusted tariffs may have on the costs of components or our products, and our ability to sell products internationally;

•	our ability to be cost competitive while meeting time-to-market requirements for our customers;

•	our ability to meet the product performance needs of our customers in wireless broadband data access in industrial IoT markets;

•	demand for fleet, vehicle and asset management software-as-a-service (“SaaS”) telematics solutions;

•	our dependence on wireless telecommunication operators delivering acceptable wireless services;

•	the outcome of any pending or future litigation, including intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our solutions;

•	our continued ability to license necessary third-party technology for the development and sale of our solutions;

•	the introduction of new products that could contain errors or defects;

•	conducting business abroad, including foreign currency risks;

•	the pace of 5G wireless network rollouts globally and their adoption by customers;

•	our ability to make focused investments in research and development; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.
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
Trademarks
“Inseego”, the Inseego logo, “Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFiiQ”, “MiFi Intelligent Mobile Hotspot”, “MiFi Freedom. My Way.”, “Ctrack”, the Ctrack logo, “Inseego North America”, “Skyus” and “Crossroads” are trademarks or registered trademarks of Inseego and its subsidiaries. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I
Item 1.    Business
Inseego Corp. is a Delaware corporation formed in 2016 as the successor to Novatel Wireless, Inc., a Delaware corporation formed in 1996 (“Novatel Wireless”), resulting from an internal reorganization that was completed in November 2016. Our principal executive office is located at 12600 Deerfield Parkway, Suite 100, Alpharetta, GA 30004, our corporate offices are located at 9605 Scranton Road, Suite 300, San Diego, CA 92121 and our sales and engineering offices are located throughout the world. Inseego’s common stock trades on The NASDAQ Global Select Market under the trading symbol “INSG”.
Overview
Inseego Corp. is a leader in the design and development of mobile (advanced 4G and 5G NR), IoT and cloud solutions for large enterprise verticals, service providers and small and medium-sized businesses around the globe. Our product portfolio consists of fixed and mobile device-to-cloud solutions that provide compelling, intelligent, reliable and secure end-to-end IoT services with deep business intelligence. Inseego’s products and solutions power mission critical applications with a “zero unscheduled downtime” mandate, such as 5G fixed wireless access gateway solutions, 4G and 5G mobile broadband, industrial IoT, SD WAN failover management, asset tracking and fleet management services. Our solutions are powered by our key innovations in mobile technologies, including a suite of products employing the 5G NR standards, and purpose-built SaaS cloud platforms.
We have invented and reinvented ways in which the world stays connected, accesses information and derives intelligence from that information. With multiple first-to-market innovations and a strong and growing portfolio of hardware and software innovations for IoT, Inseego has been advancing technology and driving industry transformation for over 30 years. It is this proven expertise, commitment to quality, obsession with innovation and a relentless focus on execution that makes us a preferred global partner of service providers, distributors, value-added resellers, system integrators, and enterprises worldwide.
Industry Trends
For over two decades the mobile industry has experienced tremendous advancements and growth. As the largest technology platform in the world, mobile connectivity has changed the way we work, the way we live and the way we connect with each other. The scale and pace of innovation in mobile technology, especially around connectivity and computing capabilities, is also impacting industries beyond traditional wireless.
Looking forward, Inseego is working with leading companies in the mobile ecosystem to further develop, commercialize and accelerate the availability of 5G NR based solutions, which represents the next generation of mobile technology. 5G has been coined “the 4th industrial revolution” due to the richness of use cases targeted, and refers to 5G NR, which is the standard adopted by 3GPP, an international consortium responsible for the development of mobile standards. 5G has been designed to support faster data rates, lower network latency and wider bandwidths of spectrum. Incorporating many of the innovations developed for 4G LTE, 5G is also expected to be scalable and adaptable across a variety of use cases, which include, among others, empowering new industries and services, such as autonomous vehicles and industrial applications, through ultra-reliable, ultra-low latency communication links and connecting a significant number of IoT service and devices, including devices for connected home and smart cities, with connectivity designed to meet ultra-low power, complexity and cost requirements. 5G is also expected to enhance mobile broadband services, including ultra-high definition (4K HD) video streaming and augmented and virtual reality, with multi-gigabit speeds.
The widespread adoption of IoT in enterprise applications, including within the manufacturing, agriculture, industrial automation, retail and healthcare industries, among others, along with an increasing dependence on smartphones and always-connected computers, the constraints of 4G LTE technology are prompting mobile network operators to embark on an accelerated rollout of 5G communications to keep pace with expected network demands. As the fifth-generation wireless broadband technology, 5G is based on the IEEE 802.11ac standard. The key operating ranges for 5G spectrum globally are in the sub-6 GHz (below 6 GHz), 28 GHz and 39 GHz bands and with speed offerings up to 1Gb per second and millisecond latency, providing better coverage and signaling efficiency. Networks utilizing 5G technology are expected to launch meaningfully in 2019.
Growing demand for high speed data, ever increasing demand for machine-to-machine communications and low latency requirements for new applications are the key factors contributing to the growth of the 5G. 4G LTE will continue to operate alongside 5G as a major part of the mobile ecosystem. According to GSMA’s Intelligence report on The 5G era in the US, “4G and 5G networks will coexist and remain complementary for many years; as such, operators can service a significant share of the data traffic on 4G networks, leaving 5G with the dual remit of absorbing overflow capacity and underpinning consumer and enterprise services that require higher speeds and/or lower latency.” As such, most 5G devices are expected to include multimode support for 3G, 4G and Wi-Fi, enabling service continuity where 5G has yet to be deployed and simultaneous connectivity across 4G and Wi-Fi technologies, while also allowing mobile operators to utilize current network deployments. At the same time, 4G is expected to continue to evolve in parallel with the development of 5G and become fundamental to many of the key 5G technologies, such as support for unlicensed spectrum, gigabit LTE user data rates (currently available from Inseego) and cellular IoT with connectivity designed to meet the needs of ultra-low power and low cost applications. The first phase of 5G networks are expected to support mobile broadband services in lower spectrum below 6 GHz (sub-6 GHz) bands, as well as higher millimeter wave (“mmWave”) bands.
Analyst firm CCS Insights (“CCS”) recently increased its predictions for the size of the global 5G market, based on the fact that numerous operators around the world were bringing services to market more quickly than they had originally indicated. CCS estimates that global 5G connections will hit 340 million in 2021 and pass the one billion mark in the first half of 2023. By 2025, the firm says 5G connections will number 2.7 billion, or more than one out of every five connections in the world. GSMA Intelligence anticipates that the U.S. will have “one of the fastest customer migrations to 5G in the world,” with 5G mobile connections reaching 100 million in early 2023 and more than 190 million by 2025.
We continue to work closely with mobile operators, chipset suppliers and infrastructure vendors around the world on 5G developments and trials in preparation for commercial network launches.
The adoption of IoT technology continues to grow as companies across a wide range of industries are leveraging cellular IoT technologies to increase efficiency, gain better customer insights, facilitate compliance and build new business models. IoT growth is expanding broadly, and adoption is particularly strong in the telematics and transportation industries and in industrial IoT markets such as smart city infrastructure, utilities and energy management. We are building IoT capabilities by leveraging business models that monetize usage on most major carrier networks. We have developed IoT solutions that address key market needs for asset tracking applications, telematics, SD WAN failover management, retail, remote monitoring and various other industrial applications. In addition, our cloud solutions can turn the data that our solutions provide into actionable insights for our customers so they can develop new services and create revenue growth.
Our IoT solutions enable applications for various vertical markets, such as fleet and asset tracking and telematics, smart city applications to improve public safety, traffic management and energy management. Our telematics business offers a full array of solutions to businesses that combine location-based software, fleet and asset management services and data intelligence. We enable our customers to track, safeguard and optimize their most prized assets: people, vehicles, equipment and data. Inseego telematics, sold under the Ctrack brand, is a top commercial telematics provider globally. We serve both the enterprise and small and medium-sized business market segments with advanced solutions and scale in distribution, research and development, and customer support. Additionally, we are making significant strides penetrating the underserved and burgeoning aviation vertical.
Our Strategy
Our objective is to be a leader in high performance 5G mobile device-to-cloud solutions for large enterprise verticals, service providers and small and medium-sized businesses around the globe. We will meet this objective through innovations we are driving in IoT, mobile and SaaS technologies. In furtherance of that objective, we will continue to focus on developing mission critical enterprise applications with a “zero unscheduled downtime” mandate, such as mobile and fixed broadband, industrial IoT, SD WAN failover management, asset tracking and fleet management services. Our solutions will be powered by our key innovations in IoT, purpose-built SaaS platforms and advanced mobile technologies, including emerging 5G NR.
The key elements of our strategy are to:

•
Capitalize on our direct relationships with wireless operators, original equipment manufacturers (“OEMs”) and component suppliers. We intend to continue to capitalize on our direct and long-standing relationships with wireless operators, OEMs and component suppliers in order to strengthen our worldwide market position, using these long standing relationships to springboard both the expansion of the 4G and 4G LTE platforms globally, and influence the adoption of our 5G NR products around the world.

•
Expand our IoT solutions portfolio by leveraging our core mobile technologies and platforms developed for our mobile portfolio. We intend to expand our IoT solutions portfolio with end-to-end solutions that include edge devices based on the latest mobile technologies and cloud solutions.

•
Aggressively expand our go-to-market offerings through sales and marketing expansion, channel development and strategic partnerships. We intend to expand our go-to-market IoT, mobile and cloud offerings in North America as well as in international markets.

•
Improve SaaS solution penetration. Through our Ctrack telematics and asset tracking platform and subscription management solutions, we provide customers around the world with actionable insights and workflow efficiencies with high security from our cutting-edge cloud platforms. We will continue to expand these solutions into new markets such as the aviation vertical.

•
Increase the value of our offerings. As we seek to capitalize on potential growth opportunities, we continue to develop cutting edge IoT, mobile and cloud solutions, with specific focus on end-to-end solutions that enable the best IoT and mobile experience for our customers. For instance, in the Ctrack cloud aviation solution, we allow Ground Support Equipment providers to achieve maximum utilization levels, maximum efficiency gains, and eliminate downtime for business-critical ground support equipment. In addition, our complete portfolio of advanced 4G solutions in conjunction with our new 5G solution portfolio opens us up to larger worldwide potential markets. Finally, continued investment within both edge devices and cloud platform solutions in predictive analytics, machine learning, and edge intelligence should expand our market opportunities.

Our Sources of Revenue
We provide intelligent wireless 3G, 4G and 5G hardware products for the worldwide mobile communications and industrial IoT markets. Our hardware products address multiple vertical markets including fleet and commercial telematics, aftermarket telematics, smart city infrastructure management, remote monitoring and control, wireless surveillance systems, security and connected home and fixed wireless access and mobile broadband devices. Our broad range of products principally includes intelligent 4G and 5G mobile hotspots, wireless gateways and routers for IoT applications, 1Gigabit (“Gb”) speed 4G LTE hotspots and USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights and configure/manage their hardware remotely. Our products currently operate on most major cellular wireless technology platforms. Our mobile hotspots, sold under the MiFi and MiFiiQ brands, have been sold to millions of customers to provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our wireless standalone and USB modems and gateways allow us to address the rapidly growing and underpenetrated IoT market segments. Our telematics and mobile asset tracking hardware devices collect and control critical vehicle data and driver behaviors, and can reliably deliver that information to the cloud, all managed by our services enablement platforms.
We provide intelligent mobile 4G and 5G devices primarily to wireless operators either directly or through strategic relationships. Our MiFi customer base is comprised of wireless operators, including Verizon Wireless in the United States, Rogers in Canada and Telstra in Australia, as well as distributors and various companies in other vertical markets and geographies.
We sell our wireless routers for industrial IoT, integrated telematics and mobile tracking hardware devices through our direct sales force, value-added resellers and through distributors. The customer base for our wireless products is comprised of transportation companies, industrial enterprises, manufacturers, application service providers, system integrators and distributors in various industries, including fleet and vehicle transportation, ground aviation, energy and industrial automation, security and safety, medical monitoring and government. Integrated telematics and asset tracking devices are also sold under our Ctrack brand and provided as part of our integrated SaaS solutions.
Inseego sells SaaS, software and services solutions across multiple mobile and industrial IoT vertical markets, including fleet management, vehicle telematics, aviation (ground service) telematics, usage-based insurance, stolen vehicle recovery, asset tracking, monitoring, business connectivity and subscription management. Our SaaS platforms are device-agnostic and provide a standardized, scalable way to order, connect and manage remote assets and to improve business operations. The platforms are flexible and support both on-premise server or cloud-based deployments and are the basis for the delivery of a wide range of IoT services in multiple industries.
Our SaaS delivery platforms include our Ctrack platforms, which provide fleet, vehicle, aviation, asset and other telematics applications, and our Device Management Solutions, a hosted SaaS platform that helps organizations manage the selection, deployment and spend of their wireless assets by helping them to save money on personnel and telecom expenses.
For the years ended December 31, 2018 and 2017, the Company’s total net revenues were $202.5 million and $219.3 million, respectively.

Our Business
IoT and Mobile Business
Our IoT business focuses on addressing applications for a variety of markets including large enterprise verticals and industrial IoT markets. These applications include, among others, smart city infrastructure management, remote monitoring and control, SD WAN failover and enterprise connectivity. Our Skyus-branded wireless gateways, routers and modems serve as connectivity solutions for the rapidly growing and underpenetrated IoT market segments. Worldwide IoT spending is expected to increase at a 14% compound annual growth rate, surpassing $1 trillion in 2020 (International Data Corporation, 2017). With many enterprise customers using our solutions, we believe that we already have a solid footing in this market. We are continuing to invest and grow this portfolio to realize the opportunities in the growing IoT market.
Our mobile business has been driving advanced mobile technologies for a multitude of consumer and enterprise applications for over 20 years. Our product portfolio consists of intelligent mobile broadband solutions, HD quality VoLTE products, residential 4G gateways and an advanced 5G portfolio of products (currently in various stages of development). Our mobile broadband solutions, sold under the MiFi and MiFiiQ brands, are actively used by millions of customers annually to provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. The introduction of 5G technology is rapidly expanding new enterprise and consumer market use cases and opportunities, including residential broadband gateways, industrial automation, massive machine connectivity and autonomous vehicles. We believe we are strategically well placed to realize the opportunity for 5G and we are focused on developing a comprehensive portfolio of 5G products for fixed and mobile wireless applications.
Telematics and Asset Tracking Business
Inseego entered the telematics software and services industry through the acquisition of Digicore Holdings Limited (which was renamed Ctrack Holdings (Pty) Ltd) in October 2015. Ctrack was founded in South Africa in 1985, and today Ctrack operations span over 50 countries on six continents. Through a series of global acquisitions and mergers, the Ctrack group broadened its international reach by expanding into the United Kingdom, Europe, Australia/New Zealand and the United States, and using distributors in emerging markets such as Asia and the balance of the African continent.
With more than 30 years of experience, we are recognized as a leading global provider of advanced fleet management telematics and asset tracking solutions that add value to a global base of customers. We design, develop and sell a robust range of asset management and monitoring systems using GPS satellite positioning, advanced cellular communications and advanced sensory technologies. The result is innovative solutions ranging from basic track-and-trace, with stolen vehicle response services, to complete integrated enterprise-level solutions for large fleet owners across the globe.
We believe that our continued emphasis on development of next-generation products keeps Ctrack ahead of the market, meeting demands for value-added, flexible, feature-rich and cost-effective technology across multiple market verticals. Our solutions, coupled with a proven track record in the successful implementation and support of projects of all sizes worldwide, provide Ctrack with a competitive edge with respect to attracting and retaining customers.
Key market verticals supported by our telematics and asset tracking platforms include:

●	Fleet Management
●	Ground Aviation/Airport Asset Tracking
●	Government and Municipality Asset Tracking
●	Workforce Tracking (including driving behavior)
●	Vehicle Tracking/Stolen Vehicle Recovery
●	Advanced Data Analytics and Lifecycle Asset Management
●	Insurance Telematics
Sales and Marketing
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
During 2018, the U.S. and other governments imposed import restrictions on products made by certain mainland China-based companies. These restrictions caused an acceleration of global service providers to direct business from such companies to Inseego. We are actively designing devices for use within such providers’ networks.
Our products compete with a variety of telematics solutions providers and IoT solutions suppliers. Our current competitors include:

•	Fleet management SaaS and services providers, such as Fleetmatics, Masternaut, TomTom, Telogis, MiX Telematics and Cartrack;

•	Mobile hotspots and wireless data modems providers, such as Netgear, Franklin Wireless, Sierra Wireless, TCL, ZTE and Huawei;

•	IoT solution providers, such as Cradlepoint and Sierra Wireless; and

•	Customer experience software solutions and services providers, such as Amdocs.
We believe that we have advantages over our primary competitors due in varying measure to the broad range of customized solutions that we offer, the ease-of-use of our products and our ability to adapt our products to specific customer needs. As the market for our solutions and services expands, other entrants may seek to compete with us either directly or indirectly.
Research and Development
Our research and development efforts are focused on developing innovative mobile devices, including IoT and advanced gateway solutions in both the 4G LTE and 5G markets, and telematics solutions and services, while improving the functionality, design and performance of our current products and solutions. Our research and development expenses for the years ended December 31, 2018 and 2017 were approximately $20.6 million and $21.4 million, respectively.
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
Intellectual Property
Our solutions rely on and benefit from our portfolio of intellectual property, including patents and trademarks. We currently own 74 United States patents and 26 foreign patents. In addition, we currently have 18 patent applications pending. The patents that we currently own expire at various times between 2020 and 2035.
We, along with our subsidiaries, also hold a number of trademarks or registered trademarks including “Inseego”, “Inseego North America”, the Inseego logo, “DigiCore”, “Ctrack”, the Ctrack logo, “Crossroads”, “Skyus”, “Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFiiQ”, “MiFi Intelligent Mobile Hotspot” and “MiFi Freedom. My Way.”
Key Partners and Customers
We have strategic technology, development and marketing relationships with several of our customers and partners. Our strong customer and partner relationships provide us with the opportunity to expand our market reach and sales. We partner with leading OEMs such as Qualcomm, wireless telecom service providers, value-added resellers and distributors which allows us to offer customers integrated and holistic solutions. Ctrack uses leading cellular providers such as AT&T, Sprint, T-Mobile, Vodafone, MTN, Telstra and Optus to ensure the optimal real-time visibility of tracked vehicles and systems, supported by accurate and sophisticated mapping services such as the HERE Open Location Platform.

Customers for our products include transportation companies, industrial companies, governmental agencies, manufacturers, application service providers, system integrators and distributors and enterprises in various industries, including fleet and vehicle transportation, finance, accounting, legal, insurance, energy and industrial automation, security and safety, medical monitoring and government.
Our telematics customer base is comprised of wireless operators, distributors, OEMs and various companies in other vertical markets. Fleet management customers include global enterprises such as BHP Billiton, Super Group, Mammoet and Australia Post. Airport asset tracking customers include KLM Equipment Services and Hanover Airport, amongst others.
Our customers for our business connectivity products include EnerNOC, Thermo Fisher Scientific, US Army, Fastenal, T-Mobile, Sprint and Verizon Wireless, amongst others. Our customers for our device management solutions include T-Mobile and Sprint.
A significant portion of our revenue during the year ended December 31, 2018 came from one customer, Verizon Wireless, which represented approximately 49% of our total revenues for the year ended December 31, 2018. It is our intention to diversify our customer base.
Manufacturing and Operations
The hardware used in our solutions is produced by contract manufacturers. Our current contract manufacturers include Hon Hai Precision Industry Co., Ltd. (“Foxconn”) and AsiaTelco Technologies Co. In the fourth quarter of 2018, we transitioned to using Foxconn as our primary contract manufacturer for reasons of capacity, quality assurance and to complete the move of the manufacturing of our U.S. market-bound products outside of mainland China. Under our manufacturing agreements, such contract manufacturers provide us with services including component procurement, product manufacturing, final assembly, testing, quality control and fulfillment. These contract manufacturers are located in Asia and are able to produce our products using modern state-of-the-art equipment and facilities with relatively low-cost labor.
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
Employees
At December 31, 2018, we had 819 employees. We also use the services of consultants and temporary workers from time to time. With the exception of a small number of our employees in South Africa, our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.
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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. The following factors, among others, could cause fluctuations in our quarterly operating results:

•	our ability to attract new customers and retain existing customers;

•	our ability to accurately forecast revenue and appropriately plan our expenses;

•	our ability to accurately predict changes in customer demand due to matters beyond our control;

•	our ability to introduce new features, including integration of our existing solutions with third-party software and devices;

•	the actions of our competitors, including consolidation within the industry, pricing changes or the introduction of new services;

•	our ability to effectively manage our growth;

•	our ability to attract and retain key employees;

•	our ability to successfully manage and realize the anticipated benefits of any future acquisitions of businesses, solutions or technologies;

•	our ability to successfully launch new services or solutions or sell existing services or solutions into additional geographies or vertical markets;

•	the timing and cost of developing or acquiring technologies, services or businesses;

•	the timing, operating costs, and capital expenditures related to the operation, maintenance and expansion of our business;

•	service outages or security breaches and any related occurrences which could impact our reputation;

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
We have reported net losses in each of the last four fiscal years, and we cannot predict when we will become profitable or if such profitability can be sustained. We expect to continue making significant expenditures to develop and expand our business. Any growth in our revenue or customer base may not be sustainable, and we may not generate sufficient revenue to become profitable. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or sustain profitability, and the failure to fund our capital requirements may negatively impact our ability to achieve our business objectives.
A failure to successfully integrate the information systems of our acquired companies could adversely affect our business and operations.
In connection with our acquisitions of Feeney Wireless, LLC (which was renamed Inseego North America, LLC (“INA”)) and Ctrack, we are continuing to integrate our information systems and infrastructure for the combined businesses. There are a number of risks associated with such a system integration effort, including the following:

•
integrating systems from acquired businesses is a difficult, expensive and time-consuming process and the failure to successfully manage such integrations could adversely affect our financial condition and results of operations; and

•
the acquisitions of INA and Ctrack changed the nature of the business in which we historically operated from primarily selling communications-related hardware to include a solutions and software business in the emerging IoT market, and the systems necessary to support these businesses are very different.

If we are not able to effectively integrate these businesses, or fail to address the changed nature of our business as part of our integration initiatives, our financial condition and results of operations may be adversely affected.
The 5G market may take longer to materialize than we expect or, if it does materialize rapidly, we may not be able to meet the development schedule and other customer demands.
Growth of the 5G market, including the newly defined 5G NR standard, is accelerating and we believe that we are at the forefront of this newly emerging standard. However, this market may take longer to materialize than we expect which could delay important commercial network launches. Even if the market does materialize at the rapid pace that we are expecting, we may have difficulties meeting aggressive timing expectations of our current customers and getting our target products to market on time to meet the demands of our target customers. The 5G market requires us to design routers and antennas that meet certain technical specifications. We may have difficulties meeting the market and technical specifications and time lines. Additionally, our target customers have no guarantee that the configurations of their respective target products will be successful or that they can reach the appropriate target client base to provide a positive return on the research and development investments we are making in the 5G market. We are pursuing 5G opportunities in the United States and abroad. 5G markets outside of the United States will develop at different rates and we will encounter these challenges to varying degrees in different countries. Failure to manage challenges related to 5G markets and opportunities could have a material adverse effect on our financial condition and results of operations.
Our plan to position the Company as a leading provider of industrial IoT products and services to its customer base could subject us to increased costs and related risks and may not achieve the intended results.
Our strategic plan to position the Company as a leading provider of high value industrial IoT products and services could subject us to unexpected costs and risks. Such activities could subject us to increased operating costs, product liability, regulatory requirements and reputational risks. Our expansion into new and existing markets and implementation of our strategic plan may present competitive and distribution challenges that differ from those of our historical business model. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new product markets and implementation of our strategic plan for growth and do not meet the new challenges posed by such expansion and implementation, our future sales growth could be negatively impacted, our operating costs could increase, and our business operations and financial results could be negatively affected. Implementing our plan to position the Company as a leading provider of industrial IoT products and solutions has required, and is expected to continue to require, additional investments by the Company in both product development and go-to-market resources and additional attention from management, and if not successful, we may not realize the return on our investments as anticipated or our operating results could be adversely affected by slower than expected sales growth or additional costs.

If we fail to develop and timely introduce new products and services or enter new markets for our products and services successfully, we may not achieve our revenue targets, or we may lose key customers or sales and our business could be harmed.
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
The technology industries involving mobile data communications, IoT devices, software and services are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Much of this litigation involves patent holding companies or other adverse patent owners who have no relevant product revenues of their own, and against whom our own patent portfolio may provide little or no deterrence. One or more patent infringement lawsuits from non-practicing entities are brought against us or our subsidiaries each year in the ordinary course of business.
We cannot assure you that we or our subsidiaries will prevail in any current or future intellectual property infringement or other litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, or require us or our subsidiaries to enter into royalty or licensing agreements. In addition, we or our subsidiaries could be obligated to indemnify our customers against third parties’ claims of intellectual property infringement based on our products or solutions. If our products or solutions violate any third-party intellectual property rights, we could be required to withdraw them from the market, re-develop them or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our products or solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Withdrawal of any of our products or solutions from the market could harm our business, financial condition and operating results.
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
Our success in the future depends in part on the continued contribution of our executive, technical, engineering, sales, marketing, operations and administrative personnel. Recruiting and retaining skilled personnel in the industries in which we operate, including engineers and other technical staff and skilled sales and marketing personnel, is highly competitive. In addition, in the event that we acquire another business or company, the success of any acquisition will depend in part on our retention and integration of key personnel from the acquired company or business.
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
The mobile hotspot business is subject to a number of challenges that are difficult to overcome.
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
Our debt service requirements are significant, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the term loan (the “Term Loan”) under our Credit Agreement (as defined below), the 5.50% convertible senior notes due 2020 (the “Novatel Wireless Notes”) and the 5.50% convertible senior notes due 2022 (the “Inseego Notes” and collectively with the Novatel Wireless Notes, the “Convertible Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and other fixed charges, fund working capital needs and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance or restructure our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on favorable terms, which could result in a default on our debt obligations.
Interest rates on our Term Loan are tied to the LIBOR plus a fixed percentage. Increases in the LIBOR will increase our debt service costs/interest payments.
If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our existing indebtedness or any other indebtedness which we may incur in the future, we would be in default, which could permit the holders of our indebtedness, including the Term Loan and the

Convertible Notes, to accelerate the maturity of such indebtedness. Any default under such indebtedness could have a material adverse effect on our business, results of operations and financial condition.
Despite our current consolidated debt levels, we may incur additional debt in compliance with our existing obligations.
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur additional debt in the future, including secured debt. The Inseego Notes are governed by the terms of an indenture, dated January 9, 2017 (the “Inseego Indenture”), between the Company, as issuer, and Wilmington Trust, National Association, as trustee, which contains covenants that are effective until June 15, 2020 limiting our and our subsidiaries’ ability to incur additional secured indebtedness in the future, but it will not completely prohibit the incurrence of such secured debt. Although the terms of the Inseego Indenture contain restrictions on the incurrence of additional indebtedness, those restrictions are subject to a number of significant qualifications and exceptions and the amount of capital indebtedness that could be incurred in connection with those exceptions could be substantial.
Changes in the method for determining LIBOR and the potential replacement of LIBOR may affect interest rates on our credit facilities.
LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Interest rates under our Credit Agreement are based on either LIBOR or a base rate, plus a spread over the applicable index. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, we may be adversely affected by potential increases in interest rates on any borrowings. Further, we may need to renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.
The Credit Agreement relating to our Term Loan contains customary operational covenants, our failure to comply with which could result in a default under the Credit Agreement as well as a cross-default under the Inseego Indenture.
The credit agreement, dated August 23, 2017 (the “Credit Agreement”), by and among the Company and certain of our direct and indirect subsidiaries (the “Guarantors”), Cantor Fitzgerald Securities, as administrative agent and collateral agent, and certain funds managed by Highbridge Capital Management, LLC, as lenders (the “Lenders”) which governs our Term Loan contains usual and customary restrictive covenants relating to the management and operation of our business, and it is likely that any future debt arrangements we may enter into would contain similar covenants. Failure to comply with any of the covenants under the Credit Agreement or any other debt agreement could result in a default under such an agreement and a cross-default under the Inseego Indenture, which could permit the holders of the Inseego Notes to accelerate the maturity of such indebtedness. Any default or cross-default under such indebtedness could have a material adverse effect on our business, results of operations and financial results.
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
Indebtedness under our Credit Agreement is secured by a lien on most of our assets, including the equity interests of certain of our direct and indirect subsidiaries. Accordingly, if an event of default were to occur under the Credit Agreement, such as a bankruptcy, insolvency, liquidation or other reorganization, the Lenders would have a priority right to such assets, to the exclusion of our general creditors. In that event, such assets would first be used to repay in full all indebtedness and other obligations under the Credit Agreement, resulting in all or a portion of such assets being unavailable to satisfy the claims of our unsecured creditors. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for distribution to holders of our equity securities.
If our reorganization and restructuring activities fail to achieve targeted cost and expense reductions our business and financial performance may be adversely affected.
In June 2017, we announced a restructuring plan aimed at reducing our cost of revenues and operating expenses. This restructuring plan was designed to improve our strategic focus on our most profitable business lines and consolidate operations of certain of our subsidiaries with those of the Company, including reductions-in-force, further reorganization of executive level management and the consolidation of certain of our facilities. While our focus on controlling and reducing costs is ongoing, we face a variety of risks and uncertainties relating to the effectiveness of such activities. Any delays in the implementation of our restructuring plan or unforeseen expenses related to such activities could have a material adverse effect on our business, results of operations and financial condition. Additionally, as we expand our product portfolio, and expand into new and geographically dispersed service providers, we will incur additional costs associated with go to market, product development and carrier certification activities.
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
The reorganization and restructuring announced in June 2017 may fail to reduce the Company’s expenditure rate to the correct level. In addition, we may incur additional expenditures or other adverse effects as a result of the reorganization and restructuring which may:

•	require us to further reduce our expenditure rate, which may impact planned research and development activities or other operating expenses;

•	make it difficult to retain key personnel; and

•	prevent us from growing sales/revenue with existing customers or adding new customers.
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
Over the last two years, we have experienced significant turnover and additions to our senior management. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to the lack of management continuity, including diversion of management attention from business concerns, failure to retain other key personnel or inability to hire new key personnel. These risks and uncertainties could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships.
The Company has entered into a Rights Agreement, and if the holders exercise their share purchase rights under such agreement, it could materially adversely affect the price of our common stock and cause dilution to our existing stockholders.
We entered into a rights agreement on January 22, 2018, with Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent (as subsequently amended, the “Rights Agreement”), that was approved by our stockholders at our 2018 Annual Meeting of Stockholders. The Rights Agreement is intended to discourage acquisitions of our common stock which could result in a cumulative change in ownership of more than 50% within a rolling three-year period, thereby preserving our current ability to utilize net operating loss carryforwards to offset future income tax obligations, which would become subject to limitations if we were to experience an “ownership change,” as defined under Section 382 of the Internal Revenue Code of 1986, as amended. While this Rights Agreement is intended to preserve our current ability to utilize net operating loss carryforwards, it effectively deters current and future purchasers from accumulating more than 4.9% of our common stock, which could delay or discourage takeover attempts that stockholders may consider favorable. In addition, if the share purchase rights under the Rights Agreement are exercised, additional shares of our common stock will be issued, which could cause dilution to our current stockholders. Moreover, sales in the public market of any shares of our common stock issuable upon such exercise, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock. These issuances would also cause our per share net income, if any, to decrease in future periods.
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

We may, as part of our growth strategy, acquire companies and businesses, and/or divest assets or businesses. The completion of acquisition or divestiture transactions could have an adverse effect on our financial condition.
As part of our business strategy, we may review acquisition and divestiture opportunities that we believe would be advantageous or complementary to the development of our business. Based on these opportunities, we may acquire additional businesses, assets or technologies in the future. Alternatively, we may divest businesses, assets or technologies. All of these activities are subject to risks and uncertainties and could disrupt or harm our business. For example, if we make an acquisition, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or stock price:

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
Following acquisitions and/or divestitures, our reorganized business may not perform as we or the market expects, which could have an adverse effect on the price of our common stock.
The reorganized company resulting from any acquisitions and/or divestitures we pursue and consummate may not perform as we or the market expect. Risks associated with such acquisitions and divestitures include the following:

•
integrating new business acquisitions and divesting existing lines of business is a difficult, expensive and time-consuming process and will divert management’s attention from existing operations, and the failure to successfully manage such transitions could adversely affect our financial condition and results of operations;

•
acquisitions and divestitures may change the nature of the business in which we have historically operated, including entering markets in which we have limited or no prior experience, and if we are not able to effectively adjust to such changes in the fundamental nature of our business, our financial condition and results of operations may be adversely affected;

•
our assumptions with respect to future revenue, growth rates, expense rates and synergies resulting from acquisitions and/or divestitures may prove to be inaccurate, which may adversely affect the price of our common stock;

•
it is possible that our key employees might decide not to remain with us as a result of these changes in our business or for other reasons, and the loss of such personnel could have a material adverse effect on our financial condition, results of operations and growth prospects;

•
relationships with third parties, including key vendors and customers, may be affected by changes in our business resulting from these acquisitions and divestitures, and any adverse changes in these third party relationships could adversely affect our business, financial condition and results of operations; and

•	the price of our common stock may be affected by factors different from those that affected the price of our common stock prior to such acquisitions and/or divestitures.
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
The market for the products and services that we offer is rapidly evolving and highly competitive. We expect competition to continue to increase and intensify, especially in the 5G market. Many of our competitors or potential competitors have significantly greater financial, technical, operational and marketing resources than we do. These competitors, for example, may be able to respond more rapidly or more effectively than we can to new or emerging technologies, changes in customer requirements, supplier-related developments, or a shift in the business landscape. They also may devote greater or more effective resources than we do to the development, manufacture, promotion, sale, and post-sale support of their respective products and services.
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
Our products compete with a variety of solutions, including other wireless modems and mobile hotspots, wireless handsets, wireless handheld computing devices, IoT wireless solutions and enterprise software solutions. Our current competitors include:

•	fleet management SaaS and services providers, such as Fleetmatics, Masternaut, TomTom, Telogis, MiX Telematics and Cartrack;

•	mobile hotspots providers, such as Netgear and Franklin Wireless;

•	IoT solution providers, such as Cradlepoint and Sierra Wireless; and

•	customer experience software solutions and services providers, such as Amdocs.
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
The market for asset management and fleet management solutions and the markets for telemetry and tracking solutions are all highly fragmented, consisting of a large number of vendors, competitive and rapidly changing product and service offerings, with relatively low barriers to entry. Competition in all these markets is based primarily on the level of difficulty in installing, using and maintaining solutions, total cost of ownership, product performance, functionality, interoperability, brand and reputation, distribution channels, industries and the financial resources of the vendor. We expect competition to intensify in the future with the introduction of new technologies and market entrants. For example, in the telematics market, mobile service and software providers, such as Google and makers of GPS navigation devices, such as Garmin, provide limited services at lower prices or at no charge, such as basic GPS- based mapping, tracking and turn-by-turn directions that could be expanded or further developed to more directly compete with our fleet management solutions. In addition, wireless carriers, such as Verizon Wireless, offer fleet management solutions that benefit from the carrier’s scale and cost advantages which we are unable to match. Similarly, vehicle OEMs may provide factory-installed devices and effectively compete against us directly or indirectly by partnering with other fleet management suppliers. We can provide no assurances that we will be able to compete effectively in this ecosystem as the competitive landscape continues to develop. Competition could result in reduced operating margins, increased sales and marketing expenses and the loss of market share, any of which would likely cause serious harm to our operating results.
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
We depend upon Verizon Wireless for a substantial portion of our revenues, and our business would be negatively affected by an adverse change in our dealings with this customer.
As a result of the significant revenues associated with our MiFi Business, sales to Verizon Wireless accounted for 49% and 51% of our consolidated net revenues for the years ended December 31, 2018 and 2017, respectively. While we have accelerated our engagements with prospective new MiFi customers and continue to focus on growing revenue in other parts of our business, we expect that Verizon Wireless will continue to account for a substantial portion of our net revenues, and any impairment of our relationship with Verizon Wireless would adversely affect our business. Additionally, any change in the forecasted or actual product sell-through of Verizon Wireless could have a detrimental impact on our revenue, bottom line and cash position.
We may not be able to retain and increase sales to our existing customers, which could negatively impact our financial results.
We generally seek to license our software and enterprise solutions pursuant to customer agreements with multi-year terms and subscriptions. However, our customers have no obligation to renew these agreements after their initial terms expire. We also actively seek to sell additional solutions to our existing customers. If our efforts to satisfy our existing customers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow could be adversely affected. Customers may choose not to renew their subscriptions for many reasons, including the belief that our service is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending, or a belief that our competitors’ services provide better value. Additionally, our customers may not renew for reasons entirely out of our control, such as the dissolution of their business or an economic downturn in their industry. A significant increase in our churn rate would have an adverse effect on our business, financial condition, and operating results.
A part of our growth strategy is to sell additional new features and solutions to our existing customers. Our ability to sell new features to customers will depend in significant part on our ability to anticipate industry evolution, practices and standards and to continue to enhance existing solutions or introduce or acquire new solutions on a timely basis to keep pace with technological developments both within our industry and in related industries, and to remain compliant with any regulations mandated by federal agencies or state-mandated or foreign government regulations as they pertain to our customers. However, we may prove unsuccessful either in developing new features or in expanding the third-party software and products with which our solutions integrate. In addition, the success of any enhancement or new feature depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or feature. Any new solutions we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implement new technologies before we are able to implement them or better anticipate the innovation and integration opportunities in related industries, those competitors may be able to provide more effective or cheaper solutions than ours.
Another part of our growth strategy is to sell additional subscriptions to existing customers as their fleet sizes or asset portfolios increase. We cannot be assured that our customers’ fleet sizes or asset portfolios will continue to increase. A significant decrease in our ability to sell additional functionality or subscriptions to existing customers could have an adverse effect on our business, financial condition, and operating results.
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
The success of our business depends, in part, on the capacity, affordability, reliability and prevalence of wireless data networks provided by wireless telecommunications operators and on which our products and solutions operate. Currently, various wireless telecommunications operators, either individually or jointly with us, sell our products in connection with the sale of their wireless data services to their customers. Growth in demand for wireless data access may be limited if, for example, wireless telecommunications operators cease or materially curtail operations, fail to offer services that customers consider valuable at acceptable prices, fail to maintain sufficient capacity to meet demand for wireless data access, delay the expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services or fail to market their services effectively.

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
We currently outsource the manufacturing of many of our products to companies including Foxconn and AsiaTelco Technologies Co. In addition, in 2016 we sold portions of our IoT modules business to Telit Wireless Solutions, Inc. (“Telit”), and we now rely on Telit to supply us with modules that are critical to the functionality of some of our telematics hardware devices, including devices sold or deployed by Ctrack. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or rejected or our customers could consequently elect to change product demand or cancel the underlying subscription or service. These disruptions would negatively impact our revenues, competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of products used in our services and solutions may be harmed. None of our third-party manufacturers is obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order that we have submitted to, and that has been accepted by, such third-party manufacturer. Our third-party manufacturers could, under some circumstances, decline to accept new purchase orders from us or otherwise reduce their business with us. If a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost effective basis, which would adversely impact our operations. In addition, we generally do not enter into long-term contracts with our manufacturers. As a result, we are subject to price increases due to availability, and subsequent price volatility, in the marketplace of the components and materials needed to manufacture our products. If a third-party manufacturer were to negatively change the product pricing and other terms under which it agrees to manufacture for us and we were unable to locate a suitable alternative manufacturer, our manufacturing costs could increase.
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
We are in the process of moving production to one or more new contract manufacturers, which exposes us to a number of risks and uncertainties outside our control.
We have moved and are in the process of moving some production from a contract manufacturer located in mainland China to other contract manufacturers operating in other countries, some of whom we have not contracted with in the past. If our new contract manufacturers are not able to produce our products in the quantities needed prior to the agreed upon delivery dates, or are not able to produce our products in conformity with our quality standards, product shipments to our customers could be delayed or rejected. As a result, our customers may elect to cancel orders or place fewer orders in the future. Such delays, rejections, cancellation or reductions in orders would negatively impact our revenues, competitive position and reputation. Further, if we are unable to successfully manage our relationship with a contract manufacturer, the quality and availability of our products may be harmed.
We depend on sole source suppliers for some products used in our services. The availability and sale of those services would be harmed if any of these suppliers is not able to meet our demand and alternative suitable products are not available on acceptable terms, or at all.
Our services use hardware and software from various third parties, some of which are procured from single suppliers. For example, some of our vehicle tracking and fleet management solutions rely on telecommunications modules procured from Telit and our MiFi mobile hotspots rely substantially on chipsets from Qualcomm. From time to time, certain components used in our products or solutions have been in short supply or their anticipated commercial introduction has been delayed or their availability has been interrupted for reasons outside our control. If there is a shortage or interruption in the availability to us of any such components or products and we cannot timely obtain a commercially and technologically suitable substitute or make sufficient and timely design or other modifications to permit the use of such a substitute component or product, we may not be able to timely deliver sufficient quantities of our products or solutions to satisfy our contractual obligations and may not be able to meet particular revenue expectations. Moreover, even if we timely locate a substitute part or product, but its price materially exceeds the original cost of the component or product, then our results of operations could be adversely affected.
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
Certain of our customer agreements currently, and may in the future, provide minimum service level commitments regarding items such as system availability, functionality or performance. If we are unable to meet the stated service level commitments for these customers or suffer extended periods of service unavailability, we are or may be contractually obligated to provide these customers with credits for future subscriptions, provide services at no cost, or pay other penalties which could adversely impact our revenue. We do not currently have any reserves on our balance sheet for these commitments.

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

•	increased expense to comply with U.S. laws that apply to foreign operations, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) and Office of Foreign Assets Control regulations;

•	compliance with, and potentially adverse tax consequences of, foreign tax regimes;

•	fluctuations in currency exchange rates, currency exchange controls, price controls and limitations on repatriation of earnings;

•	transportation delays and interruptions;

•	local labor laws;

•	local economic conditions;

•	political, social and economic instability and disruptions;

•	acts of terrorism and other security concerns;

•	government embargoes or foreign trade restrictions such as tariffs, duties, taxes or other controls;

•	import and export controls;

•	increased product development costs due to differences among countries’ safety regulations and radio frequency allocation schemes and standards;

•	longer warranty terms and broader product warranty requirements;

•	increased expense related to localization of products and development of foreign language marketing and sales materials;

•	longer sales cycles;

•	longer accounts receivable payment cycles and difficulty in collecting accounts receivable in foreign countries;

•	increased financial accounting and reporting burdens and complexities;

•	workforce reorganizations in various locations;

•	restrictive employment regulations;

•	difficulties in staffing and managing multi-national operations;

•	difficulties and increased expense in implementing corporate policies and controls;

•	international intellectual property laws, which may be more restrictive or offer lower levels of protection than U.S. law;

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
We sell to customers throughout the world and we currently have operations and activities in South Africa, Europe, China and other Asian countries. The political risks associated with the Company’s global operations include:

•
economic and commercial instability risks, corruption and changes in local government laws, regulations and policies, such as those related to tariffs and trade barriers, taxation, exchange controls, employment regulations and repatriation of earnings;

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
The impact of any of the foregoing factors is difficult to predict, and any one or more of them could adversely affect our business, operating results and financial condition. Existing insurance arrangements may not provide protection for the costs that may arise from such events.
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
Unionization efforts in certain countries in which we operate could materially increase our costs or limit our flexibility.
Certain of our employees and contractors in South Africa are represented by labor unions or work under collective bargaining or similar agreements, which are subject to periodic renegotiation. Efforts may also be made from time to time to unionize other portions of our global workforce. In addition, we may be subject to strikes or work stoppages and other labor disruptions in the future. Additional unionization efforts, new or renegotiated collective bargaining agreements or work stoppages could materially increase our costs, reduce our net revenues or limit our operational flexibility.
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
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about, among other things, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, valuation of debt obligations, royalty costs, tariffs, accruals relating to litigation and restructuring, provision for warranty costs, income taxes, share-based compensation expense and the Company’s ability to continue as a going concern. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price. In addition, new accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future that could adversely affect our reported financial results.

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
Enhanced United States fiscal, tax and trade restrictions and executive and legislative actions could adversely affect our business, financial condition, and results of operations.
There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. The current U.S. administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including significant new and increased tariffs on goods imported into the United States. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. The tariff became effective in September 2018, with an initial rate of 10% and was scheduled to increase from 10% to 25% on January 1, 2019. The scheduled increase was delayed until March 2, 2019, however trade negotiations between the U.S. and China continue and the scheduled increase has been further delayed indefinitely. Our business may also be affected by tariffs set by countries into which we sell our products, whether as a response to U.S. foreign trade policy or otherwise. In addition, changes in international trade agreements, regulations, restrictions and tariffs, including new tariffs, may increase our operating costs, reduce our margins and make it more difficult for us to compete in the U.S. and overseas markets, and our business, financial condition and results of operations could be adversely impacted.
We have taken actions to mitigate the impact of such tariffs, however, there is no assurance that all such efforts will be successful. These actions include moving our contract manufacturing out of mainland China and working directly with U.S. Customs and Border Protection (“CBP”) to address the harmonized tariff codes used for our products. The majority of the move out of mainland China has been completed, and we expect the balance to be completed by the end of the first quarter 2019. The inability to mitigate the impact of the recently enacted tariffs, including the inability to obtain favorable results from our efforts with CBP, or any similar future increases in tariffs would increase our costs, and our business, financial condition and results of operations could be adversely affected.
In some cases, the U.S. government’s imposition of trade restrictions involving products sold by certain Chinese manufacturers has caused U.S. wireless carriers to divert business from international providers to the Company, and accordingly, the Company has invested resources in satisfying the needs of such customers. If the U.S. government were to remove or reduce such trade restrictions, it could cause such carriers to reduce their business with the Company and we may be unable to recoup or attain a return on such investments.
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
As of December 31, 2018, we had outstanding warrants to purchase 5,815,283 shares of our common stock. These warrants are generally only exercisable on a cash basis, but may be exercised on a cashless basis if and only if a registration statement relating to the issuance of the shares underlying the warrants is not then effective or an exemption from registration is not available for the resale of such shares. Any such net exercise will dilute the ownership interests of existing stockholders without any corresponding benefit to the Company of a cash payment for the exercise price of such warrant.
Future settlements of any conversion obligations with respect to the Inseego Notes may result in dilution to existing stockholders, lower prevailing market prices for our common stock or require a significant cash outlay.
Prior to December 15, 2021, holders may convert their Inseego Notes only if certain conditions are met. On or after December 15, 2021, until close of business on the business day immediately preceding the maturity date, holders may convert their Inseego Notes at any time. The Inseego Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the election of the Company, and are initially convertible into 22,313,830 shares of the Company’s common stock, based on an initial conversion rate of 212.7660 shares of common stock per $1,000 principal amount of Inseego Notes (which is equivalent to an initial conversion price of $4.70 per share of common stock). The conversion rate is subject to adjustment if certain events occur, but in no event will the conversion rate exceed 387.5968 shares of common stock per $1,000 principal amount of Inseego Notes (which is equivalent to a conversion price of $2.58 per share of common stock). If we elect to settle conversions of the Inseego Notes with common stock, this may cause significant dilution to our existing stockholders. Any sales in the public market of the common stock issued upon such conversion could adversely affect prevailing market prices of our common stock. If we do not elect to settle conversion of the Inseego Notes solely with common stock, we would be required to settle a portion, or all, of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
Certain provisions in the Inseego Indenture could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the Inseego Indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change (as defined in the Inseego Indenture), holders of the Inseego Notes will have the right to require us to repurchase their Inseego Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Inseego Notes in connection with such takeover. In either case, and in other cases, our obligations under the Inseego Notes and the Inseego Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us.

Ownership of our common stock is concentrated, and as a result, certain stockholders may exercise significant influence over us.
The investors (the “Investors”) who participated in our August 2018 private placement of 12,062,000 shares of common stock and warrants to purchase an additional 4,221,700 shares of common stock currently own approximately 37.8% of the outstanding shares of our common stock. Assuming the conversion of the Inseego Notes and exercise of the warrants also owned by the Investors and their affiliates, the Investors and their affiliates would own approximately 44.0% of the outstanding shares of our common stock. As a result, the Investors have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.
The concentration of voting power could exert substantial influence over our business. For example, the concentration of voting power could delay, defer or prevent a change of control, entrench our management and the board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other security holders may desire. In addition, conflicts of interest could arise in the future between us on the one hand, and either or both of the Investors on the other hand, concerning potential competitive business activities, business opportunities, capital financing, the issuance of additional securities and other matters.
In addition, the Purchase Agreement grants to each of the Investors the right to nominate a director so long as such Investor and its affiliates beneficially own at least 5% of the issued and outstanding shares of common stock of the Company, subject to satisfaction of reasonable qualification standards. The Purchase Agreement further provides that, at any time at which either Investor, together with its affiliates, beneficially owns more than 20% of the issued and outstanding common shares of stock of the Company, such Investor shall be entitled to appoint a second director, and the size of our Board of Directors shall not be increased to exceed seven directors. Notwithstanding the fact that all directors will be subject to fiduciary duties to the Company and to applicable law, the interests of the directors designated by the Investors may differ from the interests of our security holders as a whole or of our other directors.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive office is located in Alpharetta, Georgia. Our corporate headquarter offices are located in San Diego, California where we lease approximately 21,000 square feet under an arrangement that expires in December 2019 and approximately 12,000 square feet under an arrangement that expires in June 2020. We also currently lease approximately 14,000 square feet in Eugene, Oregon under a lease arrangement that expires in January 2023, and own property in Centurion, South Africa with approximately 28,000 square feet. We further lease space in various geographic locations abroad primarily for sales and support personnel, for research and development, or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.
Item 3.    Legal Proceedings
We are engaged in legal actions that arise in the ordinary course of our business. In general, while there can be no assurance, we believe that the ultimate outcome of these legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
The disclosure in Note 11, Commitments and Contingencies, in the accompanying consolidated financial statements includes a discussion of our legal proceedings and is incorporated herein by reference.
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
Number of Stockholders of Record
Our outstanding capital stock consists of a single class of common stock. As of March 6, 2019, there were approximately 29 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Unregistered Sales of Equity Securities
None, except as previously disclosed in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Item 6.    Selected Financial Data
Not applicable.
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
Business Overview and Background
Inseego Corp. is a Delaware corporation formed in 2016 as the successor to Novatel Wireless, Inc., a Delaware corporation formed in 1996, resulting from an internal reorganization that was completed in November 2016. Our principal executive office is located at 12600 Deerfield Parkway, Suite 100, Alpharetta, GA 30004, our corporate offices are located at 9605 Scranton Road, Suite 300, San Diego, CA 92121 and our sales and engineering offices are located throughout the world. Inseego’s common stock trades on the NASDAQ Global Select Market under the trading symbol “INSG”.
Overview
Inseego Corp. is a leader in the design and development of mobile (advanced 4G and 5G New Radio (“5G NR”)), Internet of Things (“IoT”) and cloud solutions for large enterprise verticals, service providers and small and medium-sized businesses around the globe. Our product portfolio consists of fixed and mobile device-to-cloud solutions that provide compelling, intelligent, reliable and secure end-to-end IoT services with deep business intelligence. Inseego’s products and solutions power mission critical applications with a “zero unscheduled downtime” mandate, such as 5G fixed wireless access gateway solutions, 4G and 5G mobile broadband, industrial IoT, SD WAN failover management, asset tracking and fleet management services. Our solutions are powered by our key innovations in purpose-built SaaS cloud platforms, IoT and mobile technologies, including a product suite meeting the 5G NR standards.
We have invented and reinvented ways in which the world stays connected, accesses information and derives intelligence from that information. With multiple first-to-market innovations and a strong and growing portfolio of hardware and software innovations for IoT, Inseego has been advancing technology and driving industry transformation for over 30 years. It is this proven expertise, commitment to quality and obsession with innovation and relentless execution that makes us a preferred global partner of service providers, distributors, value-added resellers, system integrators, enterprises and small and medium-sized businesses.
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
We anticipate introducing additional products during the next twelve months, including SaaS telematics solutions and additional service offerings, industrial IoT hardware and services, and other mobile and fixed wireless devices targeting the emerging 5G market. We continue to develop and maintain strategic relationships with service providers and other wireless industry leaders such as Verizon Wireless, T-Mobile, Sprint, and Qualcomm. Through strategic relationships, we have been able to maintain market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.
Cost of Net Revenues. Cost of net revenues includes all costs associated with our contract manufacturers, distribution, fulfillment and repair services, delivery of SaaS services, warranty costs, amortization of intangible assets, royalties, operations overhead, costs associated with cancellation of purchase orders and costs related to outside services. Also included in cost of net revenues are costs related to inventory adjustments, including acquisition-related amortization of the fair value of inventory, as well as any write downs for excess and obsolete inventory and abandoned product lines. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.
Operating Costs and Expenses. Our operating costs consist of three primary categories: research and development, sales and marketing and general and administrative costs.
Research and development is at the core of our ability to produce innovative, leading-edge products. These expenses consist primarily of engineers and technicians who design and test our highly complex products and the procurement of testing and certification services.

Sales and marketing expenses consist primarily of our sales force and product-marketing professionals. In order to maintain strong sales relationships, we provide co-marketing, trade show support and product training. We are also engaged in a wide variety of marketing activities, such as awareness and lead generation programs as well as product marketing. Other marketing initiatives include public relations, seminars and co-branding with partners.
General and administrative expenses include primarily corporate functions such as accounting, human resources, legal, administrative support and professional fees. This category also includes the expenses needed to operate as a publicly-traded company, including compliance with the Sarbanes-Oxley Act of 2002, as amended, SEC filings, stock exchange fees and investor relations expense. Although general and administrative expenses are not directly related to revenue levels, certain expenses such as legal expenses and provisions for bad debts may cause significant volatility in future general and administrative expenses which may, in turn, impact net revenue levels.
We have undertaken certain restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. Restructuring charges consist primarily of severance costs incurred in connection with the reduction of our workforce and facility exit-related costs, as well as discontinued operations, if any.
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

Results of Operations
The following table sets forth our consolidated statements of operations expressed as a percentage of net revenues for the periods indicated.

	Year Ended December 31,
	2018	2017

Net revenues:	(as a percent of net revenues)

IoT & Mobile Solutions	66.9%	69.7%
Enterprise SaaS Solutions	33.1	30.3
Total net revenues	100.0	100.0
Cost of net revenues:
IoT & Mobile Solutions	52.0	58.0
Enterprise SaaS Solutions	12.9	11.4
Impairment of abandoned product line, net of recoveries	0.2	(0.1)
Total cost of net revenues	65.1	69.3
Gross profit	34.9	30.7
Operating costs and expenses:
Research and development	10.2	9.7
Sales and marketing	11.4	11.4
General and administrative	12.5	15.7
Amortization of purchased intangible assets	1.8	1.6
Extinguishment of acquisition-related liabilities	(8.5)	—
Restructuring charges, net of recoveries	0.6	2.3
Total operating costs and expenses	27.9	40.8
Operating income (loss)	6.9	(10.1)
Other income (expense):
Interest expense, net	(10.1)	(8.8)
Other expense, net	(0.4)	(1.9)
Loss before income taxes	(3.6)	(20.8)
Income tax provision	0.4	0.1
Net loss	(4.0)	(20.9)
Less: Net loss attributable to noncontrolling interests	—	—
Net loss attributable to Inseego Corp.	(4.0)%	(20.9)%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net revenues. Net revenues for the year ended December 31, 2018 were $202.5 million, a decrease of $16.8 million, or 7.7%, compared to the same period in 2017.
The following table summarizes net revenues by our two product categories (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2018	2017	$	%
IoT & Mobile Solutions	$135,349	$152,851	$(17,502)	(11.5)%
Enterprise SaaS Solutions	67,114	66,446	668	1.0%
Total	$202,463	$219,297	$(16,834)	(7.7)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions net revenues is primarily a result of reduced sales from mobile hotspots and home devices as key customers focus on our upcoming 5G products, partially offset by increased services revenue.
Enterprise SaaS Solutions. The increase in Enterprise SaaS Solutions net revenues is primarily a result of increased subscription revenues.
Cost of net revenues. Cost of net revenues for the year ended December 31, 2018 was $131.9 million, or 65.1% of net revenues, compared to $152.0 million, or 69.3% of net revenues, for the same period in 2017.
The following table summarizes cost of net revenues by our two product categories (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2018	2017	$	%
IoT & Mobile Solutions	$105,344	$127,293	$(21,949)	(17.2)%
Enterprise SaaS Solutions	26,167	24,938	1,229	4.9%
Impairment of abandoned product line, net of recoveries	355	(269)	624	(232.0)%
Total	$131,866	$151,962	$(20,096)	(13.2)%
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
Gross profit. Gross profit for the year ended December 31, 2018 was $70.6 million, or a gross margin of 34.9%, compared to $67.3 million, or a gross margin of 30.7%, for the same period in 2017. The increase in gross profit was primarily attributable to the improvement in gross margins as a result of changing contract manufacturers and increased higher-margin services revenue.
Research and development expenses. Research and development expenses for the year ended December 31, 2018 were $20.6 million, or 10.2% of net revenues, compared to $21.4 million, or 9.7% of net revenues, for the same period in 2017. The decrease was primarily a result of our cost containment initiatives, partially offset by an increase in test and certification expenses associated with the launch of new products.
Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2018 were $23.0 million, or 11.4% of net revenues, compared to $25.0 million, or 11.4% of net revenues, for the same period in 2017. The decrease was primarily a result of our cost containment initiatives.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2018 were $25.3 million, or 12.5% of net revenues, compared to $34.4 million, or 15.7% of net revenues, for the same period in 2017. The decrease was primarily a result of our cost containment initiatives, as well as a reduction in our legal expenses primarily resulting from certain legal activities that occurred in 2017 that did not reoccur in 2018.

Amortization of purchased intangible assets. The amortization of purchased intangible assets for the years ended December 31, 2018 and 2017 was $3.6 million and $3.6 million, respectively.
Extinguishment of acquisition-related liabilities. During the twelve months ended December 31, 2018, we recorded a gain of $17.2 million related to the extinguishment of certain acquisition-related liabilities resulting from the Settlement Agreement, as defined below. We did not have an extinguishment of acquisition-related liabilities during the same period in 2017.
Restructuring charges, net of recoveries. Restructuring charges, net of recoveries, for the years ended December 31, 2018 and 2017 were $1.2 million and $5.2 million, respectively, and primarily consisted of severance costs incurred in connection with the reduction of our workforce and facility exit related costs.
Interest expense, net. Interest expense, net for the year ended December 31, 2018 was $20.4 million, as compared to $19.3 million for the same period in 2017. The increase in interest expense is primarily a result of the interest expense and amortization of the debt discount and debt issuance costs related to our Term Loan, as discussed below.
Other expense, net. Other expense, net, for the year ended December 31, 2018 was $0.9 million, which primarily related to foreign currency transaction gains and losses, as compared to $4.1 million for the same period in 2017, which primarily consisted of a loss on extinguishment of debt related to the repayment of the Prior Credit Agreement and repurchase of certain of our Inseego Notes, as well as the termination of the Revolver (as defined below).
Income tax provision. Income tax provision for the years ended December 31, 2018 and 2017 was $0.8 million and $0.2 million, respectively, which primarily related to certain of our profitable entities in foreign jurisdictions.
The effective tax rate for the year ended December 31, 2018 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated during the year and certain profitable foreign subsidiaries.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the year ended December 31, 2018 was $0.1 million, as compared to net loss attributable to noncontrolling interests of $0.1 million for the same period in 2017.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. As of December 31, 2018, we had cash and cash equivalents of $31.0 million compared with cash and cash equivalents of $21.2 million as of December 31, 2017.
On August 6, 2018, the Company completed a private placement of 12,062,000 shares of common stock and warrants to purchase an additional 4,221,700 shares of common stock, for gross proceeds of $19.7 million in cash (the “Private Placement”). In connection with the Private Placement, the Company incurred issuance costs of approximately $0.5 million.
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
Term Loan
On August 23, 2017, we, and certain of our direct and indirect subsidiaries (the “Guarantors”), entered into a credit agreement (the “Credit Agreement”) with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and certain funds managed by Highbridge Capital Management, LLC, as lenders (the “Lenders”). Pursuant to the Credit Agreement, the

Lenders provided us with a term loan in the principal amount of $48.0 million (the “Term Loan”) with a maturity date of August 23, 2020 (the “Maturity Date”). In conjunction with the closing of the Term Loan, we received proceeds of $46.9 million, $35.0 million of which was funded to us in cash on the closing date, net of approximately $1.1 million related to an original issue discount and commitment fee, and the remaining $11.9 million of which was funded through our repurchase and cancellation of approximately $14.9 million of our outstanding Inseego Notes pursuant to the terms of the Note Purchase Agreement (as defined below). Additionally, in conjunction with the closing of the Term Loan, we issued 2,000,000 shares of our common stock to the Lenders with a market value of approximately $2.3 million, accrued an exit fee of approximately $0.6 million and paid issuance costs of approximately $0.5 million.
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
As required by the terms of the Credit Agreement, during the year ended December 31, 2018, the Company repaid $0.5 million of principal on the Term Loan in connection with the Settlement Agreement (as defined below).
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
Settlement Agreement
Pursuant to the amended merger agreement with respect to our acquisition of R.E.R. Enterprises, Inc. (“RER”) and its wholly owned subsidiary and principal operating asset, Feeney Wireless, LLC (which has been renamed Inseego North America, LLC), the Company previously agreed to pay a total of $15.0 million in deferred purchase price in five cash installments over a four-year period, beginning in March 2016. The Company also agreed to provide earn-out consideration to the former stockholders of RER in the form of $6.1 million in cash over a four-year period, beginning in March 2016, and issuance of up to 2,920,000 shares of the Company’s common stock in three equal annual installments, beginning in March 2016, contingent upon retention of certain key personnel of RER.
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately instruct its transfer agent to permit the transfer or sale of 973,333 shares of the Company’s common stock that the Company had issued to the former stockholders of RER in March 2017,(iii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iv) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (v) within 24 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option and (vi) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. The Company’s remaining liability under the Settlement Agreement at December 31, 2018 consists of approximately $1.0 million in current liabilities and $1.0 million in long-term liabilities.
Rights Agreement
On January 22, 2018, the Company entered into the Rights Agreement and issued a Right to each of the stockholders of record of each share of the Company’s common stock outstanding on February 2, 2018. Each Right entitles the registered holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series D Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company, at a price of $10.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.
The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement). The Rights will expire on the earlier of (i) the close of business on January 22, 2021, (ii) the time at which the Rights are redeemed and (iii) the time at which the Rights are exchanged.
Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.
DigiCore Secured Banking Facility
DigiCore has a secured banking facility with Absa, which had a maximum borrowing capacity of $1.0 million at December 31, 2018. The facility bears interest at the South Africa prime interest rate less 0.10% (10.15% at December 31, 2018) and is subject to renewal annually. At December 31, 2018, $1.0 million remained outstanding under this facility.
DigiCore Secured Overdraft Facility
DigiCore has a secured overdraft facility with Grindrod Bank in South Africa, which had a maximum borrowing capacity of $0.6 million at December 31, 2018. The facility bears interest at the South Africa prime interest rate plus 1.00% (11.25% at December 31, 2018), requires monthly interest and, in certain instances, minimum principal payments. The facility is subject to renewal annually. At December 31, 2018, $0.4 million remained outstanding under this facility.

Historical Cash Flows
The following table summarizes our consolidated statements of cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(1,765)	$(14,576)
Net cash used in investing activities	(4,234)	(4,375)
Net cash provided by financing activities	17,667	30,366
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,851)	(50)
Net increase in cash, cash equivalents and restricted cash	9,817	11,365
Cash, cash equivalents and restricted cash, beginning of period	21,259	9,894
Cash, cash equivalents and restricted cash, end of period	$31,076	$21,259
Operating activities. Net cash used in operating activities was $1.8 million for the year ended December 31, 2018 compared to $14.6 million for the same period in 2017. Net cash used in operating activities for the year ended December 31, 2018 was primarily attributable to the net losses incurred during the period, excluding the non-cash gain on extinguishment of acquisition-related liabilities and net cash used in working capital, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, provision for excess and obsolete inventory and share-based compensation expense. Net cash used in operating activities for the year ended December 31, 2017 was primarily attributable to the net losses incurred during the period, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, loss on extinguishment of debt and share-based compensation expense.
Investing activities. Net cash used in investing activities during the year ended December 31, 2018 was $4.2 million compared to $4.4 million used in investing activities for the same period in 2017. Cash used in investing activities during the years ended December 31, 2018 and 2017 was primarily attributable to the purchases of property, plant and equipment and the capitalization of certain costs related to the development of software to be sold in our solutions.
Financing activities. Net cash provided by financing activities during the year ended December 31, 2018 was $17.7 million, compared to net cash provided by financing activities of $30.4 million for the same period in 2017. Net cash provided by financing activities during the year ended December 31, 2018 was primarily attributable to the net proceeds received from our Private Placement and proceeds received from stock option exercises and purchases made under the employee stock purchase plan, partially offset by net repayments of DigiCore bank and overdraft facilities, principal payments under capital lease obligations and the Term Loan and taxes paid on vested restricted stock units. Net cash provided by financing activities during the year ended December 31, 2017 was primarily attributable to the net proceeds from the Term Loan, partially offset by the repurchase of certain Inseego Notes and payment of issuance costs related to the Term Loan and Prior Credit Agreement.
Other Liquidity Needs
As of December 31, 2018, we had available cash and cash equivalents totaling $31.0 million and working capital of $30.7 million.
During the year ended December 31, 2018, we continued certain restructuring initiatives aimed at significantly reducing our cost of revenues and operating expenses in an effort to increase operating cash flows to eventually be sufficient to offset debt service costs and cash flows from investing activities. Our ability to transition to more profitable operations and generating positive cash flow is dependent upon achieving a level of revenue adequate to support our evolving cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe that our cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet our working capital needs for the next twelve months following the filing date of this report.
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
Net revenues by product grouping for the year ended December 31, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2018	2017
IoT & Mobile Solutions	$135,349	$152,851
Enterprise SaaS Solutions	67,114	66,446
Total	$202,463	$219,297
Net revenues by geographic region based on shipping destination for the year ended December 31, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2018	2017
United States and Canada	$139,246	$156,661
South Africa	38,608	39,182
Other	24,609	23,454
Total	$202,463	$219,297
IoT & Mobile Solutions. The IoT & Mobile Solutions portfolio is comprised of end-to-end edge to cloud solutions including 4G LTE mobile broadband gateways, routers, modems, hotspots, VoLTE based wireless home phones and cloud management software. The solutions are offered under the MiFi brand for consumer and business markets, and under the Skyus brand for industrial IoT markets.
Enterprise SaaS Solutions. The Enterprise SaaS Solutions consist of various subscription offerings to gain access to the Company’s Ctrack telematics platforms, which provide fleet vehicle, aviation ground vehicle and asset tracking and performance information, and other telematics applications, and Device Management Solutions.

Contracts with Customers
The Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (as amended, “ASC 606”), effective January 1, 2018, using the modified retrospective method applied to those contracts which were not substantially completed as of January 1, 2018. ASC 606 provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues for 2018 are reported under ASC 606, while prior period amounts are not adjusted and continue to be reported under ASC 605, Revenue Recognition.
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
SaaS and Other Services. SaaS subscription revenue is recognized over time on a ratable basis over the contract term beginning on the date that its service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of contracts being one to three years. Telematics includes a device which collects and transmits the information from the vehicle or other asset. The Company’s customers have an option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the hardware device, the Company recognizes the revenue when the Company transfers control of the hardware device to the customer, as discussed above in the hardware revenue recognition disclosure. If the customer chooses to lease the monitoring device, the Company recognizes the revenue for the monitoring device over the term of the contract. The Company records such revenue in accordance with the ASC 840, Leases, as it has determined that they qualify as operating leases because ownership of the device does not transfer to the other party.
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
Professional services revenue. From time to time, the Company enters into special engineering design service agreements. Revenues from engineering design services are designed to meet specifications of a particular product, and therefore do not create an asset with an alternative use. The Company recognizes revenue based on the achievement of certain applicable milestones and the amount of payment the Company believes it is entitled to at the time.
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
Where such arrangements cannot be accounted for as a single distinct performance obligation, judgment is required to determine the stand-alone selling price (“SSP”) for each distinct performance obligation. When available, the Company uses observable inputs to determine SSP. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, it determines the SSP based on a cost-plus model, as market and other observable inputs are seldom present based on the proprietary nature of the Company’s products.
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
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of December 31, 2018.
Applying the practical expedient in paragraph 40-25-4 of ASC 340, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general and administrative expenses.

Transition Disclosures
Adoption of the new standards related to revenue recognition did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2018.
Allowance for Doubtful Accounts Receivable
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
Acquisitions
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
Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support liabilities assumed and pre-acquisition contingencies. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience, market data and information obtained from the management of the acquired companies and are inherently uncertain.
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

Purchased Intangible Assets
In determining the fair value allocation for our acquisitions, we considered, among other factors, our intended uses of the acquired assets and the historical and estimated future demand for the acquired company’s products and services. The estimated fair value of intangible assets is determined using the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risks inherent in the asset. The expected future cash flow that is projected should include all of the economic benefits attributable to the asset, including the tax savings associated with the amortization of the intangible asset value over the tax life of the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology or excess earnings methodology, depending on the specific asset under consideration.
Long-Lived Assets
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
The timing and frequency of our impairment test is based on an ongoing assessment of triggering events that could reduce the fair value of our long-lived assets below their carrying value. We monitor our long-lived asset balances and conduct formal tests on at least an annual basis or earlier when impairment indicators are present. We believe that the assumptions and estimates we used to value long-lived assets were appropriate based on the information available to management. The majority of our long-lived assets are being amortized or depreciated over approximately two to ten years. As most of these assets are associated with technology or trade conditions that may change rapidly, such changes could have an immediate impact on our impairment analysis.
Valuation of Goodwill
Our goodwill resulted from our acquisitions of RER and DigiCore Holdings Limited during 2015. In accordance with the ASC 350, Intangibles—Goodwill and Other, we review goodwill for impairment at least annually, typically at the beginning of the fourth quarter of each year, and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit to which the goodwill has been assigned below its carrying value.
Convertible Debt
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
Provision for Warranty Costs
We accrue warranty costs based on estimates of future warranty related replacement, repairs or rework of products. Our warranty policy generally provides between one and three years of coverage for products following the date of purchase. Our policy is to accrue the estimated cost of warranty coverage as a component of cost of revenue in the consolidated statements of operations at the time revenue is recognized. In estimating our future warranty obligations we consider various relevant factors, including the historical frequency and volume of claims, and the cost to replace or repair products under warranty. The warranty provision for our products is determined by using a financial model to estimate future warranty costs. Our financial model takes into consideration actual product failure rates, estimated replacement over the contractual warranty period, repair or rework expenses and potential risks associated with our different products. The risk levels, warranty cost information, and failure rates used within this model are reviewed throughout the year and updated, if and when, these inputs change.
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
Litigation
We are, from time to time, party to various legal proceedings arising in the ordinary course of business. We will record a loss when we determine information available prior to the issuance of the financial statements indicates the loss is both probable and estimable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates, if necessary. Our policy is to expense litigation costs as incurred.
Share-based Compensation
We have stock incentive plans under which stock options and restricted stock units have been granted to employees, non-employee consultants and non-employee members of our Board of Directors. We also have an employee stock purchase plan for all eligible employees. Share-based payments, including grants of stock options, restricted stock units and stock purchase rights, are recognized in the financial statements based upon their respective grant date fair values.
We estimate the fair value of stock option awards and stock purchase rights on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is principally recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option-pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We evaluate the assumptions used to value stock options and stock purchase rights on a quarterly basis. Although the Black-Scholes model is an acceptable model, the fair values generated by the model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to recipients, such as continued service, periodic vesting requirements and limited transferability.
Compensation cost associated with grants of restricted stock units are measured at fair value, which has historically been the closing price of our common stock on the date of the grant.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8.    Financial Statements and Supplementary Data
Our consolidated financial statements and the Reports of Independent Registered Public Accounting Firms appear in Part IV of this report.
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
As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Marcum LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2018, as stated in their report which is included herein.
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
Item 9B.    Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of
Inseego Corp.

Opinion on Internal Control over Financial Reporting

We have audited Inseego Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2018 and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year then ended of the Company and our report dated March 12, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Marcum LLP

Philadelphia, Pennsylvania
March 12, 2019

PART III
Items 10, 11, 12, 13 and 14.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.
PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)(1)	The Company’s consolidated financial statements and report of the Marcum LLP, Independent Registered Public Accounting Firm, are included in Section IV of this report beginning on page F-1.

(a)(2)
Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or related notes thereto.

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

4.10	Form of Novatel Wireless, Inc.’s 5.50% Convertible Senior Note due 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed June 10, 2015).

Exhibit No.	Description

4.11
Rights Agreement, dated as of January 22, 2018, between Inseego Corp. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 22, 2018).

4.12
Amendment No. 1 to Rights Agreement, dated August 6, 2018, by and between Inseego Corp. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

4.13
Amendment No. 2 to Rights Agreement, dated December 4, 2018, by and between Inseego Corp. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 10, 2018).

4.14
Common Stock Purchase Warrant issued to Golden Harbor Ltd., dated August 6, 2018, by Inseego Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

4.15
Common Stock Purchase Warrant issued to North Sound Trading, L.P., dated August 6, 2018, by Inseego Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

4.16
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

10.8*	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 18, 2018).

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

10.11*	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.12*	Consulting Agreement between the Company and Michael Newman, effective as of May 16, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8K/A, filed May 22, 2017).

Exhibit No.	Description

10.13*	Employment Offer Letter between Inseego Corp. and Tom Allen, dated May 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K/A, filed May 22, 2017).

10.14*	Employment Offer Letter, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.15*
Change in Control and Severance Agreement, dated June 6, 2018, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 8, 2018).

10.16*	Indemnification Agreement, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.17*
Amendment to Offer Letter, dated October 26, 2017, by and between the Company and Dan Mondor (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.18*
2016 Corporate Bonus Plan for Novatel Wireless, Inc. Employees (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed on May 10, 2016).

10.19*	Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.20*
Form of Nonstatutory Stock Option Agreement under the Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.21
Credit Agreement, dated as of May 8, 2017, by and among Inseego Corp., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, and Lakestar Semi Inc., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

10.22
Security and Pledge Agreement, dated as of May 8, 2017, by and among Inseego Corp., as the Borrower, certain subsidiaries of the Borrower, as Grantors, and Lakestar Semi Inc., as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

10.23
Credit Agreement, dated as of August 23, 2017, by and among Inseego Corp. and certain of its direct and indirect subsidiaries, Cantor Fitzgerald Securities, as Agent, and certain funds managed by Highbridge Capital Management, LLC, as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.24
Security and Pledge Agreement, dated as of August 23, 2017, by and among Inseego Corp and certain of its direct and indirect subsidiaries, as Guarantors, and Cantor Fitzgerald Securities, as Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.25
Note Purchase Agreement, dated as of August 23, 2017, by and among Inseego Corp., 1992 MSF International LTD. and 1992 Tactical Credit Master Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.26*	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.27*	2017 (Second Half) Inseego Corporate Bonus Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.28*	2017 Inseego Corporate Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2017).

10.29*	Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 18, 2018).

10.30
Mutual General Release and Settlement Agreement, dated July 26, 2018, between Inseego Corp., successor to Novatel Wireless, Inc., on the one hand, and Robert E. Ralston and Ethan B. Ralston, on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 31, 2018).

10.31
Securities Purchase Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

Exhibit No.	Description

21**	Subsidiaries of Inseego Corp.

23.1**	Consent of Independent Registered Public Accounting Firm (Marcum LLP).

23.2**	Consent of Independent Registered Public Accounting Firm (Mayer Hoffman McCann P.C.).

24**	Power of Attorney (See signature page).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements and footnotes from the Inseego Corp. Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement

**	Filed herewith

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2019	INSEEGO CORP.

	By	/s/ Dan Mondor
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

Signature	Title	Date
/s/ Dan Mondor	Chief Executive Officer (Principal Executive Officer and Director)	March 12, 2019
Dan Mondor

/s/ Stephen Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2019
Stephen Smith

/s/ Robert Pons	Director	March 12, 2019
Robert Pons

/s/ Jeffrey Tuder	Director	March 12, 2019
Jeffrey Tuder

/s/ James B. Avery	Director	March 12, 2019
James B. Avery

/s/ Brian Miller	Director	March 12, 2019
Brian Miller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Inseego Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Inseego Corp. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 12, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.
Philadelphia, Pennsylvania
March 12, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Inseego Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Inseego Corp. (“Company”) as of December 31, 2017 and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Inseego Corp. as of December 31, 2017, and the results of their operations and their cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MAYER HOFFMAN MCCANN P.C.
San Diego, California
March 15, 2018

We served as the Company’s auditor from 2016 to 2018.

INSEEGO CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$31,015	$21,198
Restricted cash	61	61
Accounts receivable, net of allowance for doubtful accounts of $1,841 and $2,683, respectively	20,633	15,674
Inventories, net	26,431	20,403
Prepaid expenses and other	6,212	9,101
Total current assets	84,352	66,437
Property, plant and equipment, net	6,698	6,991
Rental assets, net	5,769	7,563
Intangible assets, net	31,985	38,671
Goodwill	32,942	37,681
Other assets	510	864
Total assets	$162,256	$158,207
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$39,245	$29,332
Accrued expenses and other current liabilities	13,024	27,558
DigiCore bank facilities	1,412	3,075
Total current liabilities	53,681	59,965
Long-term liabilities:
Convertible senior notes, net	93,054	84,773
Term loan, net	45,046	44,055
Deferred tax liabilities, net	4,457	5,261
Other long-term liabilities	2,543	9,768
Total liabilities	198,781	203,822
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 73,979,882 and 58,644,559 shares issued and outstanding, respectively	74	59
Additional paid-in capital	546,230	519,531
Accumulated other comprehensive (loss) income	(4,877)	4,604
Accumulated deficit	(577,817)	(569,759)
Total stockholders’ deficit attributable to Inseego Corp.	(36,390)	(45,565)
Noncontrolling interests	(135)	(50)
Total stockholders’ deficit	(36,525)	(45,615)
Total liabilities and stockholders’ deficit	$162,256	$158,207

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Net revenues:
IoT & Mobile Solutions	$135,349	$152,851
Enterprise SaaS Solutions	67,114	66,446
Total net revenues	202,463	219,297
Cost of net revenues:
IoT & Mobile Solutions	105,344	127,293
Enterprise SaaS Solutions	26,167	24,938
Impairment of abandoned product line, net of recoveries	355	(269)
Total cost of net revenues	131,866	151,962
Gross profit	70,597	67,335
Operating costs and expenses:
Research and development	20,593	21,362
Sales and marketing	23,027	25,019
General and administrative	25,325	34,415
Amortization of purchased intangible assets	3,624	3,601
Extinguishment of acquisition-related liabilities	(17,174)	—
Restructuring charges, net of recoveries	1,191	5,152
Total operating costs and expenses	56,586	89,549
Operating income (loss)	14,011	(22,214)
Other expense:
Interest expense, net	(20,444)	(19,332)
Other expense, net	(895)	(4,080)
Loss before income taxes	(7,328)	(45,626)
Income tax provision	815	214
Net loss	(8,143)	(45,840)
Less: Net loss attributable to noncontrolling interests	85	105
Net loss attributable to Inseego Corp.	$(8,058)	$(45,735)
Per share data:
Net loss per share:
Basic and diluted	$(0.12)	$(0.78)
Weighted-average common shares outstanding:
Basic and diluted	66,104,376	58,718,483

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2018	2017
Net loss	$(8,143)	$(45,840)
Foreign currency translation adjustment	(9,481)	6,013
Total comprehensive loss	$(17,624)	$(39,827)

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2016	54,372	54	507,616	(524,024)	(1,409)	36	(17,727)
Net loss	—	—	—	(45,735)	—	(105)	(45,840)
Foreign currency translation adjustment	—	—	—	—	6,013	—	6,013
Net noncontrolling interest acquired	—	—	—	—	—	19	19
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	1,231	2	388	—	—	—	390
Taxes withheld on net settled vesting of restricted stock units	—	—	(896)	—	—	—	(896)
Issuance of common shares (Notes 5 and 11)	3,042	3	5,075				5,078
Share-based compensation	—	—	3,748	—	—	—	3,748
Additional discount on exchange of convertible senior notes	—	—	3,600	—	—	—	3,600
Balance, December 31, 2017	58,645	59	519,531	(569,759)	4,604	(50)	(45,615)
Net loss	—	—	—	(8,058)	—	(85)	(8,143)
Foreign currency translation adjustment	—	—	—	—	(9,481)	—	(9,481)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	2,645	3	2,405	—	—	—	2,408
Taxes withheld on net settled vesting of restricted stock units	—	—	(656)	—	—	—	(656)
Issuance of common shares (Notes 10 and 11)	12,690	12	20,074	—	—	—	20,086
Share-based compensation	—	—	4,876	—	—	—	4,876
Balance, December 31, 2018	73,980	$74	$546,230	$(577,817)	$(4,877)	$(135)	$(36,525)

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,143)	$(45,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,733	14,274
Provision for bad debts, net of recoveries	555	1,618
Provision for excess and obsolete inventory, net of recoveries	1,040	1,674
Share-based compensation expense	4,876	3,748
Amortization of debt discount and debt issuance costs	9,772	10,283
Loss on extinguishment of debt, net	—	2,035
Deferred income taxes	14	319
Non-cash gain on extinguishment of acquisition-related liabilities	(17,174)	—
Unrealized foreign currency transaction loss (gain), net	402	(316)
Other	1,620	1,684
Changes in assets and liabilities:
Accounts receivable	(6,883)	5,638
Inventories	(11,437)	3,020
Prepaid expenses and other assets	3,251	(3,239)
Accounts payable	9,646	(730)
Accrued expenses, income taxes, and other	(3,037)	(8,744)
Net cash used in operating activities	(1,765)	(14,576)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,338)	(1,789)
Proceeds from the sale of property, plant and equipment	144	253
Purchases of intangible assets and additions to capitalized software development costs	(3,040)	(2,839)
Net cash used in investing activities	(4,234)	(4,375)
Cash flows from financing activities:
Gross proceeds received from private placement	19,661	—
Payment of issuance costs related to private placement	(500)	—
Proceeds from term loans	—	64,917
Payment of issuance costs related to term loans	—	(905)
Principal payments on term loans	(500)	(20,000)
Repurchase of convertible senior notes	—	(11,900)
Net repayment of DigiCore bank and overdraft facilities	(1,453)	(76)
Principal payments under capital lease obligations	(977)	(876)
Principal payments on mortgage bond	(316)	(288)
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	1,752	(506)
Net cash provided by financing activities	17,667	30,366
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,851)	(50)
Net increase in cash, cash equivalents and restricted cash	9,817	11,365
Cash, cash equivalents and restricted cash, beginning of period	21,259	9,894
Cash, cash equivalents and restricted cash, end of period	$31,076	$21,259
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$10,642	$9,074
Income taxes	$672	$440
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$3,973	$5,943
Purchases of property, plant and equipment under capital lease	$1,563	$290
Capital expenditures financed through accounts payable	$1,680	$—
Issuance of common stock under settlement agreement	$925	$—
Issuance of common stock under amended earn-out agreement	$—	$2,638
Additional debt discount on exchange of convertible senior notes	$—	$3,600
Term loan debt discount issued in common stock	$—	$2,340
See accompanying notes to consolidated financial statements.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies
Inseego Corp. (the “Company” or “Inseego”) is a leader in the design and development of mobile (advanced 4G and 5G New Radio (“5G NR”)), Internet of Things (“IoT”) and cloud solutions for large enterprise verticals, service providers and small and medium-sized businesses around the globe. Inseego’s product portfolio consists of fixed and mobile device-to-cloud solutions that produce compelling, intelligent, reliable and secure end-to-end IoT services with deep business intelligence. Inseego’s products and solutions power mission critical applications with a “zero unscheduled downtime” mandate, such as 5G fixed wireless access gateway solutions, 4G and 5G mobile broadband, industrial IoT, SD WAN failover management, asset tracking and fleet management services. Inseego’s solutions are powered by its key innovations in mobile technologies, including a suite of products employing the 5G New Radio (“5G NR”) standards, and purpose-built SaaS cloud platforms.
Inseego is a Delaware corporation formed in 2016 and is the successor to Novatel Wireless, Inc., a Delaware corporation formed in 1996 (“Novatel Wireless”), as a result of an internal reorganization that was completed in November 2016. The Company’s principal executive office is located at 12600 Deerfield Parkway, Suite 100, Alpharetta, GA 30004, its corporate offices are located at 9605 Scranton Road, Suite 300, San Diego CA 92121 and its sales and engineering offices are located throughout the world. Inseego’s common stock trades on The NASDAQ Global Select Market under the trading symbol “INSG”.
Basis of Presentation
The Company had a net loss attributable to Inseego Corp. of $8.1 million during the year ended December 31, 2018. As of December 31, 2018, the Company had available cash and cash equivalents totaling $31.0 million and working capital of $30.7 million. The Company has a history of operating and net losses and overall usage of cash from operating and investing activities.
During the year ended December 31, 2018, the Company continued certain restructuring initiatives aimed at significantly reducing the Company’s cost of revenues and operating expenses in an effort to increase operating cash flows to eventually be sufficient to offset debt service costs and cash flows from investing activities. The Company’s management believes that its cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet its working capital needs for the next twelve months following the filing date of this report. The Company’s ability to transition to more profitable operations is dependent upon achieving a level of revenue adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of ongoing litigation, the Company may be required to reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on its ability to achieve its intended business objectives.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities. Actual results could differ materially from these estimates. Significant estimates include allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, valuation of debt obligations, royalty costs, tariffs, accruals relating to litigation and restructuring, provision for warranty costs, income taxes, share-based compensation expense and the Company’s ability to continue as a going concern.
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
Property, Plant and Equipment
Property, plant and equipment are initially stated at cost and depreciated using the straight-line method. Test equipment, computer equipment, purchased software, furniture and fixtures, product tooling and vehicles are depreciated over lives ranging from thirteen months to six years. Leasehold improvements are depreciated over the shorter of the related remaining lease period or useful life. Buildings are depreciated over 50 years. Land is not depreciated. Amortization of equipment under capital leases is included in depreciation expense.
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
Software Development Costs
Software development costs are expensed as incurred until technological feasibility has been established, at which time those costs are capitalized as intangible assets until the software is implemented into products sold to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software (see Note 3, Goodwill and Other Intangible Assets). Costs incurred to enhance existing software or after the implementation of the software into a product are expensed in the period they are incurred and included in research and development expense in the consolidated statements of operations.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Internal Use Software
Costs incurred in the preliminary stages of development are expensed as incurred and included in research and development expense in the consolidated statements of operations. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements of internal-use software when it is probable that the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal-use software costs are recorded as part of intangible assets and are amortized on a straight-line basis over the estimated useful life of the software, which is generally five years. The Company does not capitalize pilot projects and projects for which it believes that the future economic benefits are less than probable. The Company tests these assets for impairment whenever events or circumstances occur that could impact their recoverability.
Intangible Assets
Intangible assets include purchased finite-lived and indefinite-lived intangible assets resulting from the acquisitions of DigiCore Holdings Limited (“DigiCore” or “Ctrack”) and R.E.R. Enterprises, Inc. (“RER”) and its wholly owned subsidiary and principal operating asset, Feeney Wireless, LLC (which was renamed Inseego North America, LLC) (“INA”), along with the costs of non-exclusive and perpetual worldwide software technology licenses and capitalized software developments costs. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets (see Note 3, Goodwill and Other Intangible Assets).
Indefinite-lived assets, including goodwill and in-process capitalized software development costs, are not amortized; however, they are tested for impairment annually, and between annual tests, if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of an indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If indefinite-lived intangible assets, excluding goodwill, are quantitatively assessed for impairment, a two-step approach is applied. First, the Company compares the estimated fair value of the indefinite-lived intangible asset to its carrying value. The second step, if necessary, measures the amount of such impairment by comparing the implied fair value of the asset to its carrying value. The Company tests goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount and an impairment charge is recorded for the amount, if any, by which the carrying value exceeds the reporting unit’s fair value. For the year ended December 31, 2017, the Company recorded an impairment loss related to indefinite-lived intangible assets of approximately $0.3 million, which is included in other income (expense), net, in the consolidated statements of operations. For the year ended December 31, 2018, the Company recorded no impairment loss related to indefinite-lived intangible assets.
Long-Lived Assets
The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets, including property, plant and equipment, rental assets and intangible assets, to determine whether impairment of these assets has occurred or whether a revision to the related amortization periods should be made. When the carrying value of an asset exceeds the associated undiscounted expected future cash flows, it is considered to be impaired and is written down to fair value. Fair value is determined based on an evaluation of the assets associated undiscounted future cash flows or appraised value. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each class of asset. If management’s evaluation indicates that the carrying values of these assets are impaired, such impairment is recognized by a reduction of the applicable asset carrying value to its estimated fair value and the impairment is expensed as a part of continuing operations. For the year ended December 31, 2018, the Company recorded an impairment loss related to long-lived assets of approximately $0.7 million, which is included in general and administrative expenses in the consolidated statements of operations. For the year ended December 31, 2017, the Company recorded an impairment loss related to long-lived assets of approximately $0.1 million, which is included in other income (expense), net, in the consolidated statements of operations.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Accounting for business combinations requires the Company’s management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support liabilities assumed and pre-acquisition contingencies. Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based in part on historical experience, market data and information obtained from the management of the acquired companies and are inherently uncertain.
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
Restructuring
The Company accounts for facility exit costs in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 420, Exit or Disposal Cost Obligations, which requires that a liability for such costs be recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if the Company does not intend to sublease the facilities.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
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
Net revenues by product grouping for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2018	2017
IoT & Mobile Solutions	$135,349	$152,851
Enterprise SaaS Solutions	67,114	66,446
Total	$202,463	$219,297
See geographic disaggregation information in Note 12, Geographic Information and Concentrations of Risk.
IoT & Mobile Solutions. The IoT & Mobile Solutions portfolio is comprised of end-to-end edge to cloud solutions including 4G LTE mobile broadband gateways, routers, modems, hotspots, VoLTE based wireless home phones and cloud management software. The solutions are offered under the MiFi brand for consumer and business markets, and under the Skyus brand for industrial IoT markets.
Enterprise SaaS Solutions. The Enterprise SaaS Solutions consist of various subscription offerings to gain access to the Company’s Ctrack telematics platforms, which provide fleet vehicle, aviation ground vehicle and asset tracking and performance information, and other telematics applications, and the Company’s Device Management Solutions.
Contracts with Customers
The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (as amended, “ASC 606”), effective January 1, 2018, using the modified retrospective method applied to those contracts which were not substantially completed as of January 1, 2018. ASC 606 provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues for 2018 are reported under ASC 606, while prior period amounts are not adjusted and continue to be reported under ASC 605, Revenue Recognition.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
SaaS and Other Services. SaaS subscription revenue is recognized over time on a ratable basis over the contract term beginning on the date that its service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of contracts being one to three years. Telematics includes a device which collects and transmits the information from the vehicle or other asset. The Company’s customers have an option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the hardware device, the Company recognizes the revenue when the Company transfers control of the hardware to the customer, as discussed above in the hardware revenue recognition disclosure. If the customer chooses to lease the monitoring device, the Company recognizes the revenue for the monitoring device over the term of the contract. The Company records such revenue in accordance with the ASC 840, Leases, as it has determined that they qualify as operating leases because ownership of the device does not transfer to the other party.
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
Professional services revenue. From time to time, the Company enters into special engineering design service agreements. Revenues from engineering design services are designed to meet specifications of a particular product, and therefore do not create an asset with an alternative use. The Company recognizes revenue based on the achievement of certain applicable milestones and the amount of payment the Company believes it is entitled to at the time.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Where such arrangements cannot be accounted for as a single distinct performance obligation, judgment is required to determine the stand-alone selling price (“SSP”) for each distinct performance obligation. When available, the Company uses observable inputs to determine SSP. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, it determines the SSP based on a cost-plus model, as market and other observable inputs are seldom present based on the proprietary nature of the Company’s products.
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
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of December 31, 2018.
Applying the practical expedient in paragraph 40-25-4 of ASC 340, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general and administrative expenses.
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
Transition Disclosures
Adoption of the new standards related to revenue recognition did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2018.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Share-Based Compensation
The Company has granted stock options and restricted stock units (“RSUs”) to employees, non-employee consultants and non-employee members of our Board of Directors. The Company also has an employee stock purchase plan (“ESPP”) for eligible employees. The Company measures the compensation cost associated with all share-based payments based on grant date fair values. The fair value of each stock option and stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. The Company generally uses the Black-Scholes option pricing model to estimate the fair value of its stock options and stock purchase rights. The Black-Scholes model is considered an acceptable model but the fair values generated by it may not be indicative of the actual fair values of the Company’s equity awards as it does not consider

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain factors important to those awards to recipients, such as continued service and periodic vesting requirements, as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends.
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
Compensation cost associated with grants of restricted stock units are measured at fair value, which has historically been the closing price of the Company’s common stock on the date of grant.
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
Net Loss Per Share Attributable to Inseego Corp.
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
Fair Value of Financial Instruments
The Company’s fair value measurements relate to its cash equivalents, marketable debt securities and marketable equity securities, which are classified pursuant to authoritative guidance for fair value measurements. The Company places its cash equivalents in instruments that meet credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.
The Company’s financial instruments consist principally of long-term debt. From time to time, the Company may utilize foreign exchange forward contracts. These contracts are valued using pricing models that take into account the currency rates as of the balance sheet date.
Comprehensive Loss
Comprehensive loss consists of net earnings and foreign currency translation adjustments.
Prior Period Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB, which are adopted by the Company as of the specified date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on its consolidated financial statements upon adoption.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and non-employees. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company early adopted this guidance during the fourth quarter of 2018. The adoption did not have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents in the statement of cash flows. The Company implemented this guidance in the first quarter of 2018 using a retrospective transition method for each period presented. The following line items in the Company’s consolidated statement of cash flows for the year ended December 31, 2017 have been adjusted to reflect the adoption of this new guidance:

	As Previously Reported	Adjustment	As Adjusted
Restricted cash	$(61)	$61	$—
Net cash used in operating activities	(14,637)	61	(14,576)
Net increase in cash, cash equivalents and restricted cash	11,304	61	11,365
Cash, cash equivalents and restricted cash, end of period	21,198	61	21,259
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
In February 2016, the FASB established Topic 842, Leases (Topic 842), by issuing ASU 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
This guidance is effective prospectively for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company expects to adopt the new standard on January 1, 2019 and use the effective date as its date of initial application.
The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of- hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.
The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.
The Company also currently expects to elect the practical expedient to not separate lease and non-lease components, which has been applied to all leases, including building and office leases.
On the lessor side, Topic 842 requires lessors to classify leases as a sales-type, direct financing or operating lease. A lease is a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases.
While the Company continues to evaluate certain aspects of the new standard, it does not expect the new standard to have a material effect on its financial statements and it does not expect a significant change in its leasing activities.
2. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2018	2017
Finished goods	$14,797	$14,331
Raw materials and components	11,634	6,072
	$26,431	$20,403
Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2018	2017
Land	$247	$288
Buildings	2,247	2,614
Test equipment	14,444	23,396
Computer equipment and purchased software	4,889	5,548
Product tooling	504	449
Furniture and fixtures	677	564
Vehicles	1,990	2,003
Leasehold improvements	136	267
	25,134	35,129
Less—accumulated depreciation and amortization	(18,436)	(28,138)
	$6,698	$6,991
At December 31, 2018, the Company had vehicles and equipment under capital leases with an aggregate carrying value of $1.9 million, net of accumulated amortization of $2.0 million. At December 31, 2017, the Company had vehicles and equipment under capital leases with an aggregate carrying value of $1.6 million, net of accumulated amortization of $1.5 million.
Rental Assets
Rental assets consist of the following (in thousands):

	December 31,
	2018	2017
Rental assets	$16,648	$16,602
Less—accumulated depreciation	(10,879)	(9,039)
	$5,769	$7,563
Depreciation and amortization expense related to property, plant and equipment, including equipment under capital leases, and rental assets was $7.0 million and $8.0 million for the years ended December 31, 2018 and 2017, respectively.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Royalties	$1,727	$1,558
Payroll and related expenses	2,415	2,870
Professional fees	514	1,789
Accrued interest	239	239
Deferred revenue	2,048	1,823
Acquisition-related liabilities	1,000	13,186
Other	5,081	6,093
	$13,024	$27,558
3. Goodwill and Other Intangible Assets
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2016	$34,428
Effect of change in foreign currency exchange rates	3,253
Balance at December 31, 2017	37,681
Effect of change in foreign currency exchange rates	(4,739)
Balance at December 31, 2018	$32,942
The Company’s intangible assets are comprised of the following (in thousands):

	December 31, 2018
	Weighted-Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Developed technologies	6.0	$12,846	$(7,034)	$5,812
Trademarks and trade names	10.0	18,034	(6,103)	11,931
Customer relationships	8.4	12,368	(5,711)	6,657
Capitalized software development costs	5.0	7,221	(2,406)	4,815
Other	2.3	2,475	(847)	1,628
Total finite-lived intangible assets		$52,944	$(22,101)	30,843
Indefinite-lived intangible assets:
In-process capitalized software development costs				1,142
Total intangible assets				$31,985

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Weighted-Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Developed technologies	5.6	$18,332	$(9,532)	$8,800
Trademarks and trade names	9.3	24,337	(8,911)	15,426
Customer relationships	8.2	13,480	(4,852)	8,628
Capitalized software development costs	5.0	6,491	(1,472)	5,019
Other	2.8	712	(706)	6
Total finite-lived intangible assets		$63,352	$(25,473)	37,879
Indefinite-lived intangible assets:
In-process capitalized software development costs				792
Total intangible assets				$38,671
Amortization expense for the years ended December 31, 2018 and 2017 was approximately $6.7 million and $6.3 million, respectively, including approximately $1.4 million and $0.9 million related to capitalized software development costs for the years ended December 31, 2018 and 2017, respectively.
During the year ended December 31, 2017, the Company recorded an impairment loss on intangible assets of approximately $0.4 million, which is included in other income (expense), net, in the consolidated statements of operations. The Company recorded no impairment loss on intangible assets during the year ended December 31, 2018.
The following table represents details of the amortization of finite-lived intangible assets that is estimated to be expensed in the future (in thousands):

2019	$7,780
2020	7,060
2021	5,424
2022	3,572
2023	3,040
Thereafter	3,967
Total	$30,843
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources, including the Company’s own assumptions.
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the year ended December 31, 2018.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2018 (in thousands):

	Balance as of December 31, 2018	Level 1
Assets:
Cash equivalents
Money market funds	$10,085	$10,085
Total cash equivalents	$10,085	$10,085
The Company had no financial instruments measured at fair value on a recurring basis as of December 31, 2017.
As of December 31, 2018 and 2017, the Company had no outstanding foreign currency exchange forward contracts.
During the year ended December 31, 2018, the Company recorded net foreign currency transaction losses of approximately $0.4 million, primarily related to outstanding intercompany loans that Ctrack has with certain of its subsidiaries, which are remeasured at each reporting period and payable upon demand. During the year ended December 31, 2017, the Company recorded net foreign currency transaction gains of approximately $0.2 million, primarily related to outstanding intercompany loans that Ctrack has with certain of its subsidiaries.
All recorded gains and losses on foreign currency transactions are recorded in other income (expense), net, in the consolidated statements of operations.
Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its $105.1 million in Convertible Notes (as defined below) (see Note 5, Debt). The Company carries its Convertible Notes at amortized cost. The debt and equity components of the Convertible Notes were initially measured using Level 3 inputs and are not measured on a recurring basis. It is not practicable to determine the fair value of the Convertible Notes due to the lack of information available to calculate the fair value of such notes. The carrying value of the liability component of the Convertible Notes was $93.1 million and $84.8 million as of December 31, 2018 and 2017, respectively.
5. Debt
Short-Term Borrowings
DigiCore Secured Banking Facility
DigiCore has a secured banking facility with Absa Bank Limited in South Africa (“Absa”), which had a maximum borrowing capacity of $1.0 million at December 31, 2018. The facility bears interest at the South Africa prime interest rate less 0.10% (10.15% at December 31, 2018) and is subject to renewal annually. At December 31, 2018 and 2017, $1.0 million and $1.9 million, respectively, was outstanding under this facility.
DigiCore Secured Overdraft Facility
DigiCore has a secured overdraft facility with Grindrod Bank Limited in South Africa, which had a maximum borrowing capacity of $0.6 million at December 31, 2018. The facility bears interest at the South Africa prime interest rate plus 1.00% (11.25% at December 31, 2018), requires monthly interest and, in certain instances, minimum principal payments. The facility is subject to renewal annually. At December 31, 2018 and 2017, $0.4 million and $1.1 million, respectively, was outstanding under this facility.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt
Previous Credit Agreement
On October 31, 2014, the Company and one of its subsidiaries entered into a five-year senior secured revolving credit facility in the amount of $25.0 million (the “Revolver”) with Wells Fargo Bank, NA, as lender. Concurrently with the acquisition of INA, the Company amended the Revolver to include INA as a borrower and Loan Party, as defined by the agreement. On November 17, 2015, the Revolver was amended to increase the maximum borrowing capacity to $48.0 million. On March 20, 2017, at the Company’s request, the financial covenants with respect to liquidity requirements and EBITDA targets, among other things, were amended in order to enable draw-downs by the Company from time to time. In exchange for such accommodations, the aggregate amount available under the Revolver was decreased from $48.0 million to $10.0 million.
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
The Term Loan is secured by a first priority lien on substantially all of the assets of the Company and the Guarantors, including equity interests in certain of the Company’s direct and indirect subsidiaries, in each case subject to certain customary exceptions and permitted liens. The Credit Agreement includes customary representations and warranties, a material adverse change clause, as well as customary reporting and financial covenants. The Company was in compliance with all customary reporting and financial covenants at December 31, 2018.
The Term Loan bears interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 7.625%. Interest on the Term Loan is payable on the last business day of each calendar month and on the Maturity Date. Principal on the Term Loan is payable on the Maturity Date.
As required by the terms of the Credit Agreement, during the year ended December 31, 2018, the Company repaid $0.5 million of principal on the Term Loan in connection with the Settlement Agreement, as defined below (see Note 11, Commitments and Contingencies).

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Term Loan consisted of the following (in thousands):

	December 31,
	2018	2017
Principal	$47,500	$48,000
Less: unamortized debt discount and debt issuance costs	(2,454)	(3,945)
Net carrying amount	$45,046	$44,055
The effective interest rate on the Term Loan was 13.71% for the year ended December 31, 2018. The following table sets forth total interest expense recognized related to the Term Loan during the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Contractual interest expense	$4,684	$1,511
Amortization of debt discount	1,331	472
Amortization of debt issuance costs	160	57
Total interest expense	$6,175	$2,040
Convertible Senior Notes
Novatel Wireless Notes
On June 10, 2015, Novatel Wireless issued $120.0 million of 5.50% convertible senior notes due 2020 (the “Novatel Wireless Notes”). The Company incurred issuance costs of approximately $3.9 million. The Company used a portion of the proceeds from the offering to finance its acquisition of Ctrack, to pay fees and expenses related to the acquisition and for general corporate purposes.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Inseego Indenture contains certain covenants, effective until June 15, 2020, that limit the amount of debt, including secured debt, that may be incurred by the Company or its subsidiaries, and that limit the ability of the Company to pay dividends, repurchase its equity securities or make other restricted payments. The Company was in compliance with such covenants at December 31, 2018.
The Inseego Indenture also provides for customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee, by notice to the

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Convertible Notes consisted of the following (in thousands):

	December 31,
	2018	2017
Liability component:
Principal	$105,125	$105,125
Less: unamortized debt discount and debt issuance costs	(12,071)	(20,352)
Net carrying amount	$93,054	$84,773
Equity component	$41,905	$41,905

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
The effective interest rate on the liability component of the Convertible Notes was 15.11% for the year ended December 31, 2018. The following table sets forth total interest expense recognized related to the Convertible Notes during the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Contractual interest expense	$5,782	$6,310
Amortization of debt discount	7,822	8,542
Amortization of debt issuance costs	459	502
Total interest expense	$14,063	$15,354

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018, the minimum calendar year principal payments and maturities of long-term debt were as follows, assuming no repurchases or conversions of the Novatel Wireless Notes prior to June 15, 2020, the maturity date, or the Inseego Notes prior to June 15, 2022, the maturity date (in thousands):

2019	$—
2020	47,750
2021	—
2022	104,875
2023	—
Thereafter	—
Total	$152,625
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
6. Income Taxes
The Company’s loss before income taxes for the years ended December 31, 2018 and 2017 is comprised of the following (in thousands):

	Year Ended December 31,
	2018	2017
Domestic	$(7,335)	$(40,034)
Foreign	7	(5,592)
Loss before income taxes	$(7,328)	$(45,626)
The provision for income taxes for the years ended December 31, 2018 and 2017 is comprised of the following (in thousands):

	Year Ended December 31,
	2018	2017
Current:
Federal	$—	$(760)
State	35	104
Foreign	766	551
Total current	801	(105)
Deferred:
Federal	12	(117)
State	—	—
Foreign	2	436
Total deferred	14	319
Provision for income taxes	$815	$214

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s net deferred tax liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Accrued expenses	$—	$1,921
Provision for excess and obsolete inventory	2,710	2,577
Depreciation and amortization	1,426	4,610
Interest expense limitation	2,769	—
Net operating loss and tax credit carryforwards	86,385	86,966
Share-based compensation	1,218	1,034
Unrecognized tax benefits	1,163	1,108
Deferred tax assets	95,671	98,216
Deferred tax liabilities:
Convertible Notes	—	(4,353)
Purchased intangible assets	(4,485)	(6,280)
Accrued expenses	(1,799)	—
Deferred tax liabilities	(6,284)	(10,633)
Valuation allowance	(93,844)	(92,844)
Net deferred tax liabilities	$(4,457)	$(5,261)
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
At December 31, 2018 and 2017, the Company recognized valuation allowances of $2.9 million and $16.4 million, respectively, related to its deferred tax assets created in those respective years. As a result, no net income tax benefits resulted in the Company’s statements of operations from the operating losses created during those years.
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
The SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period, which ended in the fourth quarter of 2018.
The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. For certain deferred tax assets, the Company recorded a decrease of approximately $38.8 million, with a corresponding adjustment to valuation allowance for the year ended December 31, 2017. The re-measurement of the Company’s indefinite-lived deferred tax liabilities resulted in an immaterial deferred income tax benefit in 2017.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate income tax benefit recorded by the Company in 2017 as a result of the Tax Act’s impact on its net deferred tax liabilities and the change in how AMT carryforwards are treated and monetized was approximately $1.0 million. This amount was not further adjusted in 2018 when the SAB 118 calculation was finalized.
The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. The Company determined that it will not owe a Transition Tax since it has deficit E&P for its foreign subsidiaries that are subject to the tax. This conclusion was confirmed in 2018 when the SAB 118 calculation was finalized.
The provision for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 21% and 34% in 2018 and 2017, respectively, to loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2018	2017
Federal tax benefit, at statutory rate	$(1,555)	$(15,513)
State benefit, net of federal benefit	27	(211)
Foreign tax rate difference	24	336
Change in tax rate of net deferred tax assets	—	(38,772)
Valuation allowances offsetting tax rate change	—	38,772
Valuation allowance against future tax benefits	2,878	16,364
Research and development credits	(471)	(244)
Share-based compensation	121	876
Effect of Tax Act	—	(971)
Other	(209)	(423)
Provision for income taxes	$815	$214
At December 31, 2018, the Company had U.S. federal net operating loss carryforwards related to tax years 2018 and prior of approximately $350.3 million, which begin to expire in 2021, unless previously utilized, California net operating loss carryforwards of approximately $38.9 million, which begin to expire in 2028, unless previously utilized, and foreign net operating losses for its foreign subsidiaries of approximately $53.1 million, which generally have no expiration date. At December 31, 2018, the Company had California research and development tax credit carryforwards of approximately $10.9 million, which have no expiration date, and federal research and development tax credit carryforwards of approximately $9.4 million, which begin to expire in 2026, unless previously utilized.
Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a rolling three-year period. The analysis was performed for the period through December 31, 2018. The analysis did not identify any events of cumulative change in ownership during the review period. The Company will continue monitoring any future changes in stock ownership.
The Company entered into a Rights Agreement on January 22, 2018 (as subsequently amended, the “Rights Agreement”) with Computershare Trust Company, N.A., a federally chartered trust company, as rights agent. The Rights Agreement is intended to discourage acquisitions of the Company’s common stock which could result in a cumulative change in ownership of more than 50% within a rolling three-year period, thereby preserving the Company’s current ability to utilize net operating loss carryforwards to offset future income tax obligations; however, there is no assurance that the Rights Agreement will prevent a cumulative change in ownership.
It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on U.S. income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.
The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. No income tax benefit was recognized during the years ended December 31, 2018 and 2017. At December 31, 2018 and 2017, the Company did not have interest

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense related to uncertain tax positions or a liability for unrecognized tax benefits. The Company does not expect changes to its uncertain tax position in the next twelve months.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2016	$36,291
Increases related to current and prior year tax positions	291
Balance at December 31, 2017	36,582
Increases related to current and prior year tax positions	324
Balance at December 31, 2018	$36,906
There are no tax benefits that, if recognized, would affect the effective tax rate that are included in the balances of unrecognized tax benefits at December 31, 2018.
The Company and its subsidiaries file U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. The Company’s federal and state tax returns are subject to examination for the years beginning in 2015 and 2014, respectively. Net operating loss carryforwards arising prior to these years are also open to examination, if and when utilized. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.
7. Stockholders’ Equity
Preferred Stock
The Company has a total of 2,000,000 shares of preferred stock authorized for issuance at a par value of $0.001 per share, 150,000 of which have been designated Series D Preferred Stock. No preferred shares are currently issued or outstanding.
Rights Agreement
On January 22, 2018, the Company entered into the Rights Agreement and issued a dividend of one preferred share purchase right (a “Right”) to each of the stockholders of record of each share of common stock outstanding on February 2, 2018. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series D Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company, at a price of $10.00 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.
The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement). The Rights will expire on the earlier of (i) the close of business on January 22, 2021, (ii) the time at which the Rights are redeemed, and (iii) the time at which the Rights are exchanged.
Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Shares Reserved for Future Issuance
The Company had reserved shares of common stock for possible future issuance as of December 31, 2018 and 2017 as follows:

	December 31,
	2018	2017
Common stock warrants outstanding	5,815,283	1,886,630
Stock options outstanding	8,796,212	6,566,483
Restricted stock units outstanding	454,382	1,055,977
Shares available for issuance pursuant to Convertible Notes	40,649,225	40,649,225
Shares available for future grants of awards under the 2015 Incentive Compensation Plan	1,943,085	1,973,537
Shares available for future grants of awards under the 2018 Omnibus Incentive Compensation Plan	3,224,425	3,816,243
Shares available under the 2000 Employee Stock Purchase Plan	825,537	857,638
Total shares of common stock reserved for issuance	61,708,149	56,805,733
8. Share-based Compensation
During the year ended December 31, 2018, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans.
Under the 2015 Plan and the 2018 Plan, a maximum of 4,000,000 shares and 18,523,000 shares, respectively, of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of RSUs or other awards, including awards with alternative vesting schedules such as performance-based criteria.
For the years ended December 31, 2018 and 2017, the following table presents total share-based compensation expense in each functional line item on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017
Cost of revenues	$390	$182
Research and development	1,017	749
Sales and marketing	970	747
General and administrative	2,499	1,901
Restructuring charges	—	169
Total	$4,876	$3,748
Stock Options
The Compensation Committee of the Board of Directors determines eligibility, vesting schedules and exercise prices for stock options granted. Stock options generally have a term of ten years and vest over a three- to four-year period.
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of each stock option granted:

	Year Ended December 31,
	2018	2017
Expected dividend yield	—%	—%
Risk-free interest rate	2.8%	1.8%
Volatility	84%	108%
Expected term (in years)	5.8	5.0

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average fair value of stock option awards granted during the years ended December 31, 2018 and 2017 was $1.56 and $0.89, respectively.
The following table summarizes the Company’s stock option activity for the years ended December 31, 2018 and 2017 (dollars in thousands, except per share data):

	Stock Options Outstanding	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — December 31, 2017	6,566,483	$1.77
Granted	5,106,892	2.18
Exercised	(1,611,731)	1.25
Canceled	(1,265,432)	1.80
Outstanding — December 31, 2018	8,796,212	$2.10	8.44	$19,124
Vested and Expected to Vest — December 31, 2018	7,407,752	$2.10	8.25	$16,269
Exercisable — December 31, 2018	2,748,498	$2.30	6.46	$6,145
During the year ended December 31, 2017, 146,039 shares were issued upon the exercise of stock options. The total intrinsic value of stock options exercised to purchase common stock during the years ended December 31, 2018 and 2017 was approximately $2.4 million and $0.1 million, respectively.
As of December 31, 2018, total unrecognized share-based compensation expense related to non-vested stock options was $5.5 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years. The Company recognized approximately $2.5 million and $2.3 million of share-based compensation expense related to the vesting of stock option awards during the years ended December 31, 2018 and 2017, respectively.
Restricted Stock Units
Pursuant to the 2018 Plan and the 2015 Plan, the Company may issue RSUs that, upon satisfaction of vesting conditions, allow for recipients to receive common stock. Issuances of such awards reduce common stock available under the 2018 Plan and 2015 Plan for stock incentive awards. The Company measures compensation cost associated with grants of RSUs at fair value, which is generally the closing price of the Company’s stock on the date of grant. RSUs generally vest over a three- to four-year period.
A summary of restricted stock unit activity under all plans for the year ended December 31, 2018 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested — December 31, 2017	1,055,977	$2.06
Granted	966,747	2.01
Vested	(1,110,138)	1.96
Forfeited	(458,204)	2.07
Non-vested — December 31, 2018	454,382	$2.17
During the year ended December 31, 2017, the weighted-average grant-date fair value of RSUs granted was $1.83. During the years ended December 31, 2018 and 2017, the total fair value of shares vested was $2.1 million and $3.0 million, respectively.
As of December 31, 2018, there was $0.5 million of unrecognized share-based compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.6 years. The Company recognized approximately $2.2 million and $1.3 million of share-based compensation expense related to the vesting of RSUs during the years ended December 31, 2018 and 2017, respectively.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2000 Employee Stock Purchase Plan
The ESPP permits eligible employees of the Company to purchase newly issued shares of common stock, at a price equal to 85% of the lower of the fair market value on (i) the first day of the offering period or (ii) the last day of each six-month purchase period, through payroll deductions of up to 10% of their annual cash compensation. Under the ESPP, a maximum of 5,324,000 shares of common stock may be purchased by eligible employees.
During the years ended December 31, 2018 and 2017, the Company issued 282,101 shares and 232,038 shares, respectively, under the ESPP. The Company recognized approximately $0.2 million and $0.1 million of share-based compensation expense related to the ESPP during the years ended December 31, 2018 and 2017, respectively.
9. Earnings per Share
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
The calculation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017
Net loss attributable to Inseego Corp.	$(8,058)	$(45,735)
Weighted-average common shares outstanding	66,104,376	58,718,483
Basic and diluted net loss per share	$(0.12)	$(0.78)
For the year ended December 31, 2018, the computation of diluted EPS excluded 38,152,087 shares, primarily related to Convertible Notes, warrants, stock options and RSUs for which the effect would have been anti-dilutive.
10. Private Placement
On August 6, 2018, the Company completed a private placement of 12,062,000 shares of its common stock and warrants to purchase an additional 4,221,700 shares of its common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, to certain accredited investors for gross proceeds of $19.7 million in cash. Each warrant has an initial exercise price of $2.52 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, and will expire on August 6, 2023. The warrants may be exercisable on a cashless exercise basis if, and only if, the shares of common stock underlying such warrants cannot be immediately resold pursuant to an effective registration statement or Rule 144 of the Securities Act of 1933, as amended, without volume or manner of sale restrictions. In connection with the private placement, the Company incurred issuance costs of approximately $0.5 million.
The Company assessed the terms of the warrants under ASC 815, Derivatives and Hedges. Pursuant to this guidance, the Company has determined that the warrants do not require liability accounting and has classified the warrants as equity.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and Contingencies
Capital Leases
The Company has vehicles and equipment under capital leases that were assumed through its acquisition of Ctrack. The future minimum payments under capital leases were as follows at December 31, 2018 (in thousands):

2019	$1,137
2020	476
2021	165
2022	94
2023	10
Thereafter	—
Total minimum capital lease payments	1,882
Less: amounts representing interest	(181)
Present value of net minimum capital lease payments	$1,701
The present value of net minimum capital lease payments at December 31, 2018 consists of approximately $1.0 million included in accrued expenses and other current liabilities in the consolidated balance sheet and approximately $0.7 million included in long-term liabilities in the consolidated balance sheet.
Operating Leases
The Company leases its office space and certain equipment under non-cancellable operating leases with various terms through 2023. The minimum annual rent on the Company’s office space is subject to increases based on stated rental adjustment terms, property taxes and operating costs and contains rent concessions. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. During the years ended December 31, 2018 and 2017, rent expense under operating leases was $2.1 million and $2.7 million, respectively. The Company’s office space lease contains incentives in the form of reimbursement from the landlord for a portion of the costs of leasehold improvements incurred by the Company which are recorded to rent expense on a straight-line basis over the term of the lease.
The future minimum payments under non-cancellable operating leases were as follows at December 31, 2018 (in thousands):

2019	$2,666
2020	1,382
2021	645
2022	341
2023	95
Thereafter	—
Total	$5,129
Tariffs
In September 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. The tariff became effective in September 2018, with an initial rate of 10% and was scheduled to increase from 10% to 25% on January 1, 2019. However, the scheduled increase has been delayed indefinitely.
The Company has taken actions that it believes have completely mitigated the impact of such tariffs. These actions include moving the Company’s contract manufacturing out of mainland China and working directly with U.S. Customs and Border Protection (“CBP”) to address the harmonized tariff codes used for its products. The ruling requests the Company has filed with the CBP have not yet been ruled upon, however there have been recent favorable CBP rulings for products that are similar or identical to the Company’s, and based on those rulings, the Company believes that its position that it is not probable that it will have to pay the new tariff is supportable. If the CBP does not rule in the Company’s favor, it would be required to pay tariffs of approximately $3.7 million based on the initial tariff rate.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal
The Company is currently named as a defendant or co-defendant in a patent infringement lawsuit in the United States and is indirectly participating in other U.S. patent infringement actions pursuant to its contractual indemnification obligations to certain customers. Based on an evaluation of these matters and discussions with the Company’s intellectual property litigation counsel, the Company believes that liabilities arising from or sums paid in settlement of these existing matters would not have a material adverse effect on its consolidated results of operations or financial condition, other than those discussed below.
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
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately instruct its transfer agent to permit the transfer or sale of 973,333 shares of the Company’s common stock that the Company had issued to the former stockholders of RER in March 2017, (iii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iv) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (v) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (vi) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. In connection with the settlement, the Company recognized a gain of $17.2 million, which is included in extinguishment of acquisition-related liabilities in the consolidated statement of operations for the period ended December 31, 2018. The Company’s remaining liability under the Settlement Agreement at December 31, 2018 consists of approximately $1.0 million in current liabilities and $1.0 million in long-term liabilities.
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
12. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the geographic concentration of the Company’s assets (in thousands):

	December 31,
	2018	2017
United States and Canada	$79,809	$65,208
South Africa	56,937	68,186
Other	25,510	24,813
	$162,256	$158,207

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Year Ended December 31,
	2018	2017
United States and Canada	$139,246	$156,661
South Africa	38,608	39,182
Other	24,609	23,454
Total	$202,463	$219,297
Concentrations of Risk
For the years ended December 31, 2018 and 2017, one customer accounted for 48.8% and 51.2% of net revenues, respectively. At December 31, 2018, two customers accounted for 30.5% and 12.8% of total accounts receivable. At December 31, 2017, one customer accounted for 23.9% of total accounts receivable.
13. Retirement Savings Plan
The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. The Company matches 50% of the first 6% of an employee’s designated deferral of their eligible compensation. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions under the Plan amounted to approximately $0.4 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively. Employer matching contributions vest immediately.
14. Restructuring
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
In the first quarter of 2018, the Company commenced certain restructuring initiatives intended to continue to consolidate operations of its subsidiaries with those of the Company, including reductions-in-force and the consolidation of certain of its facilities (the “2018 Initiatives”). The 2018 Initiatives cost a total of approximately $1.0 million and were completed in December 2018.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth activity in the restructuring liability for the year ended December 31, 2018 (in thousands):

	Balance at December 31, 2017	Costs Incurred	Payments	Translation Adjustment	Balance at December 31, 2018	Cumulative Costs Incurred to Date
2015 Initiatives
Employee Severance Costs	$—	$—	$—	$—	$—	$4,131
Facility Exit Related Costs	981	114	(461)	—	634	1,842
2017 Initiatives
Employee Severance Costs	287	61	(359)	11	—	3,412
Facility Exit Related Costs	106	2	(108)	—	—	285
Other Related Costs	160	20	(180)	—	—	675
2018 Initiatives
Employee Severance Costs	—	994	(960)	(34)	—	994
Total	$1,534	$1,191	$(2,068)	$(23)	$634	$11,339
The balance of the restructuring liability at December 31, 2018 consists of approximately $0.4 million included in accrued expenses and other current liabilities in the consolidated balance sheet and approximately $0.2 million included in long-term liabilities in the consolidated balance sheet.
During the year ended December 31, 2018, the Company wrote down the value of certain inventory by approximately $0.4 million related to the abandonment of certain product lines that management decided to exit. During the year ended December 31, 2017, the Company sold certain inventory that had been written down related to the abandonment of certain product lines that management decided to exit, net of the value of additional inventory related to the abandonment of certain product lines that management decided to exit, resulting in a net recovery of approximately $0.3 million. The Company accounted for the adjustments in accordance with the ASC 330, Inventory, and included the adjustments in impairment of abandoned product line, net of recoveries, within cost of net revenues in the consolidated statements of operations.
15. Quarterly Financial Information (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2018 and 2017:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Net revenues	$46,733	$49,057	$50,630	$56,043
Gross profit	15,543	17,657	17,604	19,793
Net income (loss) attributable to Inseego Corp.	(8,050)	(6,660)	10,843	(4,191)
Basic net income (loss) per share	(0.13)	(0.11)	0.16	(0.06)
Diluted net income (loss) per share	(0.13)	(0.11)	0.15	(0.06)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Net revenues	$55,389	$59,913	$57,461	$46,534
Gross profit	16,186	17,229	16,372	17,548
Net loss attributable to Inseego Corp.	(16,100)	(12,024)	(13,789)	(3,822)
Basic and diluted net loss per share	(0.28)	(0.21)	(0.23)	(0.06)