Form 10-K/A
period 2018-12-31
INSEEGO CORP.
filed 2019-04-30
CIK 1022652

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2018 of Inseego Corp. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2019 (the “Original Form 10–K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

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

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 12, 2019 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors (the “Board”) currently consists of five members, four of whom are non-management directors. The Board is divided into three classes with each class serving a three-year term. The term of one class expires at each annual meeting of stockholders of the Company. The Board is comprised of the following members:

Dan Mondor	Chief Executive Officer and Director since June 2017 Chairman of the Board since August 2018

Mr. Mondor, age 63, has served as the Company’s Chief Executive Officer and a member of our Board since June 2017. Mr. Mondor also served as President of the Company from June 2017 until August 2018, when he was appointed to serve as Chairman of our Board. Mr. Mondor’s term will expire at the 2019 Annual Meeting of Stockholders. Prior to joining the Company, from April 2016 to June 2017, Mr. Mondor provided corporate strategy and M&A advisory services to the telecommunications industry through his private consulting firm, The Mondor Group, LLC. From March 2015 to March 2016, he was President and Chief Executive Officer of Spectralink Corporation, a private equity-owned global company that designs and manufactures mobile-workforce telecommunications products, including Android based industrial WiFi devices, for global enterprises. From April 2008 to November 2014, Mr. Mondor was the President and Chief Executive Officer of Concurrent Computer Corporation, a global company that designs and manufactures IP video delivery systems and real-time Linux based software solutions for the global services provider, military, aerospace and financial services industries. From February 2007 to March 2008, he was President of Mitel Networks, Inc., a subsidiary of Mitel Networks Corporation, a global company that designs and manufactures business communications systems and mobile communications technology that serve the enterprise and wireless carrier markets. Prior to that, Mr. Mondor held a number of executive management positions at Nortel Networks, including Vice President and General Manager of Enterprise Network Solutions and Vice President of Global Marketing for Nortel’s $10 billion Optical Internet business. Mr. Mondor holds a Master of Science degree in Electrical Engineering from the University of Ottawa and a Bachelor of Science degree in Electrical Engineering from the University of Manitoba. Mr. Mondor’s substantial experience in the telecommunications and technology industries, gained from senior executive positions at leading global corporations, and his unique understanding of our operations, opportunities and challenges, provide a particularly relevant and informed background for him to serve as a member of our Board.

Brian Miller	Director since August 2018

Mr. Miller, age 52, was appointed to the Board in August 2018 pursuant to the terms of a Securities Purchase Agreement, dated August 6, 2018, by and among the Company, Golden Harbor Ltd. and North Sound Trading, L.P. (the “Purchase Agreement”). Mr. Miller’s term will expire at the 2019 Annual Meeting of Stockholders. Mr. Miller has served as Chief Investment Officer of North Sound Partners, a family office based in Greenwich, Connecticut, since August 2012. Through North Sound Associates, the partnership invests in alternative investment strategies which can include hedge funds, private equity, and venture capital funds. Mr. Miller has also served as General Partner of North Sound Ventures, which invests directly in early stage growth companies, since August 2012. From 1991 to July 2012, Mr. Miller held various positions with Elliott Associates (“Elliott”), a hedge fund based in New York. When Mr. Miller retired from Elliott in July 2012, he was one of four equity partners and held the title of Chief Trading Officer. He was a member of Elliott’s Management Committee and also served on the Valuation Committee and Risk Committee. Mr. Miller’s responsibilities encompassed all of global trading, including structured products, commodities, fixed-income arbitrage and portfolio protection strategies. Prior to starting with Elliott in August 1991, Mr. Miller was a Vice President at Yamaichi International where he specialized in arbitrage strategies. Mr. Miller received a B.Sc. in Economics from the University at Albany in 1988. Mr. Miller is a Chartered Financial Analyst and received his C.F.A. designation in 1992. Mr. Miller previously served on the Board of the Manhattan Institute for Policy Research in NYC and also served on the board of Avatex Corporation, a publicly listed company. Mr. Miller has a strong financial background, including private equity and hedge fund investment experience. His expertise in evaluating business and investment opportunities across numerous industries, and his ability to think creatively in considering ways to maximize long-term shareholder value provide a valuable background for him to serve as a member of our Board and the Audit Committee of our Board (the “Audit Committee”).

Jeffrey Tuder	Director since June 2017

Mr. Tuder, age 46, was appointed to the Board in June 2017 and his term will expire at the 2020 Annual Meeting of Stockholders. Mr. Tuder is and has been the Founder and Managing Member of Tremson Capital Management, LLC

(“Tremson”), a private investment firm focused on identifying and investing in securities of undervalued publicly-traded companies since April 2015 and has been a Partner of Ambina Partners, a private investment firm that makes private equity and credit investments since June 2017. Prior to founding Tremson, he held positions at SEC-registered investment advisors that primarily invest in undervalued securities of publicly traded companies, including serving as the Director of Research for KSA Capital Management, LLC from 2012 until April 2015 and as a Senior Analyst at JHL Capital Group, LLC during 2011. From 2007 until 2010, Mr. Tuder was a Managing Director of CapitalSource Finance, LLC, a publicly-traded commercial finance company, where he analyzed and underwrote special situation credit investments in the leveraged loan and securitized bond markets. From 2005 until 2007, Mr. Tuder was a member of the investment team at Fortress Investment Group, LLC (“Fortress”), where he analyzed, underwrote and managed private equity investments for several of Fortress’s private equity investment vehicles. Mr. Tuder began his career in various investment capacities at Nassau Capital, a privately-held investment firm that managed the private portion of Princeton University’s endowment and ABS Capital Partners, a private equity firm affiliated with Alex Brown & Sons. Mr. Tuder has served on the board of directors of SeaChange International Inc. (SEAC), a video delivery platform provider since February 2019 where he is Chairman of the Audit Committee, and on the board of directors of Allparts Music Corporation, a musical instrument parts supplier, since January 2018. Mr. Tuder previously served on the board of directors of MRV Communications, Inc. (MRVC), a communications equipment and services company, until August 2017, where he also served as Chairman of the audit committee prior to its sale to Adva Optical Networking. Mr. Tuder also serves as a director of a number of privately held companies. Mr. Tuder received a Bachelor of Arts degree from Yale University. Mr. Tuder’s private equity and hedge fund investment experience, his expertise in evaluating both public and private investment opportunities across numerous industries, and his ability to think creatively in considering ways to maximize long-term shareholder value provide a valuable background for him to serve as a member of our Board, as Chair of our Audit Committee and as a member of each of the Compensation Committee of our Board (the “Compensation Committee”) and the Nominating and Corporate Governance Committee of our Board (the “Nominating and Corporate Governance Committee”).

James B. Avery	Director since August 2018

Mr. Avery, age 55, was appointed to the Board in August 2018 pursuant to the terms of the Purchase Agreement. Mr. Avery’s term will expire at the 2020 Annual Meeting of Stockholders. Mr. Avery joined Tavistock Group in July 2014 and is currently a Senior Managing Director. From 2003 to June 2014, Mr. Avery was a Managing Director and Co-Founder of GCA Savvian, a boutique investment bank, in addition to holding the position of Representative Director for GCA Corporation, GCA Savvian’s parent company publicly traded on the Tokyo Stock Exchange. Prior to GCA Savvian, Mr. Avery spent 10 years at Morgan Stanley, working in the New York and Silicon Valley offices where he advised clients across a number of industries on strategic, merger & acquisition and capital market transactions. Mr. Avery has also held roles at Edward M. Greenberg Associates, Burson-Marsteller, Westdeutsche Landesbank, and Republic National Bank of New York. Mr. Avery is currently a member of the board of directors of RoundPoint Mortgage Servicing Corporation and Boxer Capital. Mr. Avery received his Bachelor of Science in Finance from Miami University in 1986. Mr. Avery’s management background and expertise in strategic corporate matters and capital markets provide a valuable background for him to serve as a member of our Board, as Chairman of our Nominating and Corporate Governance Committee, and as a member of the Compensation Committee.

Robert Pons	Director since October 2014

Mr. Pons, age 63, was originally appointed to the board of directors of Novatel Wireless, Inc., our predecessor issuer, in October 2014 pursuant to the terms of the Investors’ Rights Agreement, dated September 8, 2014, by and between Novatel Wireless, Inc. and HC2 Holdings 2, Inc. (“HC2”) and became a member of the Board in connection with the internal reorganization that was completed in November 2016. Mr. Pons was re-elected to the Board in 2018 and his term will expire at the 2021 Annual Meeting of Stockholders. Mr. Pons is the President and Chief Executive Officer of Spartan Advisors Inc., a management consulting firm specializing in telecom and technology companies. From May 2014 until January 2017, he was Executive Vice President of Business Development and from September 2011 until June 2016 was on the board of directors of HC2 Holdings, Inc. (NYSE MKT: HCHC), a publicly traded diversified holding company with a diverse array of operating subsidiaries, including telecom/infrastructure, construction, energy, technology, gaming and life sciences companies. From February 2011 to April 2014, Mr. Pons was Chairman of Live Micro Systems, Inc. (formerly Livewire Mobile), a comprehensive one-stop digital content solution for mobile carriers. From January 2008 until February 2011, Mr. Pons was

Senior Vice President of TMNG Global (now Cartesian), a leading provider of professional services to the telecommunications industry and the capital formation firms that support it. From January 2003 until April 2007, Mr. Pons served as President and Chief Executive Officer of Uphonia, Inc. (previously SmartServ Online, Inc.), a wireless applications service provider. From March 1999 to August 2003, Mr. Pons was President of FreedomPay, Inc., a wireless device payment processing company. During the period January 1994 to March 1999, Mr. Pons was President of Lifesafety Solutions, Inc., a software company catering to 911 call centers. Mr. Pons currently also serves on the board of directors of SeaChange International Inc. (SEAC), a video delivery platform provider, and on the board of directors of Alaska Communications (ALSK) a provider of advanced broadband and managed IT services. Mr. Pons previously served on the boards of directors of Network-1 Technologies, Inc., Arbinet Corporation, PTGi, Inc., HC2 Holdings, Inc., Proxim Wireless Corporation, MRV Communications, Inc., DragonWave-X and Concurrent Computer Corporation. Mr. Pons holds a Bachelor of Arts degree from Rowan University with Honors. Mr. Pons has over 30 years of management experience with telecommunications companies including MCI, Inc., Sprint, Inc. and Geotek, Inc. Mr. Pons’s experience serving on public company boards of directors, his knowledge and expertise as a pioneer in the telecommunications industry and his experience as a senior level executive working in the telecommunications industry provide a relevant and informed background for him to serve as a member of our Board, as Chair of the Compensation Committee and as a member of each of the Audit Committee and the Nominating and Corporate Governance Committee.

Board Committees

The Board currently has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee operates under a written charter adopted by the Board. All of the charters are publicly available on our website at investor.inseego.com under “Corporate Governance.” You may also obtain a copy of these charters upon sending a written request to our Secretary at our principal executive offices.

Upon the recommendation of the Nominating and Corporate Governance Committee, the Board appoints committee members annually. The table below sets forth the current composition of our Board committees:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
James B. Avery		✓	☑
Brian Miller	✓
Robert Pons	✓	☑	✓
Jeffrey Tuder	☑	✓	✓

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

Our independent registered public accounting firm reports directly to the Audit Committee. Each member of the Audit Committee must have the ability to read and understand fundamental financial statements and at least one member must have past employment experience in finance or accounting, and the requisite professional certification in accounting or another comparable experience or background. The Board has determined that each member of the Audit Committee is “independent” as defined by the NASDAQ Stock Market LLC (“NASDAQ”) listing requirements and SEC rules. The Board has also determined that Mr. Tuder, the Chair of the Audit Committee, meets the requirements of an “audit committee financial expert” as defined by SEC rules.

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

The Board has determined that each member of the Compensation Committee is “independent” as defined by the NASDAQ listing requirements and SEC rules.

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

Other Information Regarding Our Board of Directors and its Committees

There are no family relationships among any of our directors and/or executive officers. There are currently no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors.

Executive Officers

The following table sets forth certain information with respect to our current executive officers:

Executive	Age	Title
Dan Mondor	63	Chairman and Chief Executive Officer
Stephen Smith	60	Executive Vice President and Chief Financial Officer

Dan Mondor has served as the Company’s Chief Executive Officer and a member of our Board since June 2017. Mr. Mondor also served as President of the Company from June 2017 until August 2018, when he was appointed to serve as Chairman of our Board. Prior to joining the Company, from April 2016 to June 2017, Mr. Mondor provided corporate strategy and M&A advisory services to the telecommunications industry through his private consulting firm, The Mondor Group, LLC. From March 2015 to March 2016, he was President and Chief Executive Officer of Spectralink Corporation, a private equity-owned global company that designs and manufactures mobile-workforce telecommunications products, including Android based industrial WiFi devices, for global enterprises. From April 2008 to November 2014, Mr. Mondor was the President and Chief Executive Officer of Concurrent Computer Corporation, a global company that designs and manufactures IP video delivery systems and real-time Linux based software solutions for the global services provider, military, aerospace and financial services industries. From February 2007 to March 2008, he was President of Mitel Networks, Inc., a subsidiary of Mitel Networks Corporation, a global company that designs and manufactures business communications systems and mobile communications technology that serve the enterprise and wireless carrier markets. Prior to that, Mr. Mondor held a number of executive management positions at Nortel Networks, including Vice President and General Manager of Enterprise Network Solutions and Vice President of Global Marketing for Nortel’s $10 billion Optical Internet business. Mr. Mondor holds a Master of Science degree in Electrical Engineering from the University of Ottawa and a Bachelor of Science degree in Electrical Engineering from the University of Manitoba.

Stephen Smith has served as our Executive Vice President and Chief Financial Officer since August 2017. Prior to joining the Company, Mr. Smith served as a financial consultant serving multiple software-as-a-service, medical technology and technology device businesses, and has served as interim Chief Financial Officer of TetraVue Inc., a developer of high definition 4D LIDAR technology, since February 2017. From 2012 to March 2016, Mr. Smith served as Chief Financial Officer and Head of Operations for Micropower Technologies, a private equity-backed business engaged in the development and sale of platforms enabling extreme low-power wireless video surveillance systems. From 2005 to 2012, Mr. Smith ran his own consulting business and also served as President of XiTron Technologies, a development stage biotech firm that was sold to ImpediMed Ltd., a publicly-traded medical device company, in 2007. From 1999 to 2005, Mr. Smith served as Senior Vice President and Chief Financial Officer of Applied Micro Circuits Corporation, a publicly-traded semiconductor company that designs network and embedded power architecture, optical transport and storage solutions. Mr. Smith serves as a director of Niels Brock/CIBU, a Denmark-based International Business University. Mr. Smith holds a Bachelor of Science degree in Accounting from Arizona State University.

There are no family relationships among any of our executive officers and/or directors. There are currently no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our current executive officers.

Code of Conduct and Ethics

The Board has adopted a Code of Conduct and Ethics that is applicable to all of our directors, officers and employees. The purpose of the Code of Conduct and Ethics is to, among other things, focus our directors, officers and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report concerns regarding possible unethical or unlawful conduct and to help enhance and formalize our culture of integrity, respect and accountability. We distribute copies of the Code of Conduct and Ethics to, and conduct periodic training sessions regarding its content for, our newly elected directors and newly hired officers and employees. We will post information regarding any amendment to, or waiver from, our Code of Conduct and Ethics on our website in the Investors tab under “Corporate Governance” as required by applicable law. A copy of our Code of Conduct and Ethics is available on our website at investor.inseego.com under “Corporate Governance”.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. These reporting persons are required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to us and written representations from our directors and executive officers, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% stockholders were complied with during the 2018 fiscal year, except that one Form 4 for each of Messrs. Falcone, Licht and Sek and one Form 4 filed jointly by Continental Insurance Group, Ltd., HC2 Holdings 2, Inc., HC2 Holdings, Inc., Continental General Insurance Co. and Continental Insurance, Inc., were filed late.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information regarding the compensation of our named executive officers (“NEOs”) for the years ended December 31, 2018 and 2017. We have provided information for only three NEOs, because there were no other officers that oversaw a principal business unit, division or function or that performed a similar policy making function for the Company in 2018.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)(4)	Total ($)
Dan Mondor Chairman and Chief Executive Officer	2018	507,532	1,692,500	(2)	296,153	(5)	138,205	2,634,389
	2017	257,596	543,300		166,685	(6)	71,601	1,039,182
Stephen Smith Executive Vice President and Chief Financial Officer	2018	312,083	641,500	(2)	—		8,432	962,016
	2017	104,865	184,280		—		1,650	290,795
Stephen Sek(7) Former Senior Vice President and Chief Technology Officer	2018	127,381	—		—		205,368	332,749
	2017	264,600	44,085		—		8,490	317,175

(1)

Represents the aggregate grant date fair value of the option awards granted in the respective fiscal year as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 8, Share-based Compensation, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

(2)

Option awards to Mr. Mondor and Mr. Smith in 2018 were larger than previously estimated by the Company as target annual incentive compensation awards as a percentage of annual base salary for executives. These option awards were determined by the Compensation Committee in connection with compensation increases awarded to Messrs. Mondor and Smith.

(3)	Represents cash awards under our annual incentive compensation plans.
(4)	See All Other Compensation table below for additional information.
(5)

In January 2019, the Board (i) approved a bonus payment of $286,000 for Mr. Mondor based on his achievement during 2018 of certain key corporate milestones associated with the Company’s corporate turn-around strategy as identified by the Compensation Committee and (ii) agreed with Mr. Mondor that, in order to conserve cash, such payment would be made pursuant to an award of immediately vesting RSUs under the Incentive Plan; the economic value of the RSUs on the effectiveness of the grant was $296,153.

(6)

In April 2018, the Board (i) approved a bonus payment of $166,685 for Mr. Mondor based on his achievement during 2017 of certain key corporate milestones associated with the Company’s corporate turn-around strategy as identified by the Compensation Committee and (ii) agreed with Mr. Mondor that, in order to conserve cash, such payment would be made pursuant to an award of immediately vesting RSUs under the Incentive Plan.

(7)	Mr. Sek resigned from his position as Senior Vice President and Chief Technology Officer effective as of June 25, 2018.

All Other Compensation

The following table sets forth information concerning All Other Compensation in the table above:

Name	Year	Life Insurance Premiums Paid by Company ($)	Accrued but Unpaid Vacation Paid Upon Termination ($)	401(k) Employer Match ($)	Other Compensation ($)		Total ($)
Dan Mondor	2018	630	—	7,950	129,625	(1)	138,205
	2017	270	—	6,750	64,581	(1)	71,601
Stephen Smith	2018	630	—	7,802	—		8,432
	2017	225	—	1,425	—		1,650
Stephen Sek	2018	315	27,694	4,658	172,701	(2)	205,368
	2017	540	—	7,950	—		8,490

(1)	Living expense allowance plus tax gross-up.
(2)	Severance compensation, including COBRA costs paid by the Company. Also includes $20,000 paid to Mr. Sek pursuant to the terms of a consulting agreement.

Employment Agreements

Dan Mondor. On June 6, 2017, the Board appointed Mr. Mondor to serve as the Company’s President and Chief Executive Officer pursuant to the terms of an employment offer letter agreement. Under the terms of the offer letter, Mr. Mondor was entitled to receive an initial annual base salary of $450,000 as compensation for his services as President and Chief Executive Officer. On June 6, 2017, pursuant to the terms of the offer letter, the Company granted Mr. Mondor stock options to purchase 750,000 shares of the Company’s common stock, with a per share exercise price of $0.94, the closing price of the Company’s common stock on the grant date. These options vested in full on the first anniversary of the grant date. Mr. Mondor’s offer letter includes an annual target bonus equal to 65% of annual base salary (subject to achievement of certain performance goals to be established by the Compensation Committee), as well as the potential to receive an aggregate annual bonus of up to 130% of annual base salary (subject to achievement of certain “stretch goals” to be established by the Committee in its sole discretion). On October 26, 2017, pursuant to an amendment to the offer letter, the Company agreed to provide reimbursement of certain of Mr. Mondor’s living expenses, including a related tax gross-up. On June 6, 2018, the Company increased Mr. Mondor’s annual base salary to $550,000. Mr. Mondor served as President of the Company from June 2017 until August 2018, when he was appointed to serve as Chairman of our Board. Mr. Mondor has also entered into a Change in Control and Severance Agreement with the Company. For a description of the severance benefits provided under this agreement and our other severance agreements, see —Potential Payments Upon Termination or Change-in-Control—Severance Agreements.

Stephen Smith. On August 21, 2017, the Board appointed Mr. Smith to serve as the Company’s Executive Vice President and Chief Financial Officer pursuant to the terms of an employment offer letter agreement. Under the terms of the offer letter, Mr. Smith was entitled to receive an initial annual base salary of $285,000 as compensation for his services as Executive Vice President and Chief Financial Officer. On July 27, 2018, the Company increased Mr. Smith’s annual base salary to $350,000. On August 21, 2017, pursuant to the terms of the offer letter, the Company granted Mr. Smith stock options to purchase 200,000 shares of the Company’s common stock, with a per share exercise price of $1.16, the closing price of the Company’s common stock on the grant date. Mr. Smith has also entered into a Change in Control and Severance Agreement with the Company. For a description of the severance benefits provided under this agreement and our other severance agreements, see —Potential Payments Upon Termination or Change-in-Control—Severance Agreements.

Stephen Sek. On March 13, 2015, the Board appointed Mr. Sek to serve as the Company’s Senior Vice President and Chief Technology Officer. Upon his appointment, Mr. Sek was initially entitled to receive an annual base salary of $252,000 as compensation for his services as Senior Vice President and Chief Technology Officer. In 2016, the Company increased Mr. Sek’s annual base salary to $264,600. For a description of the severance benefits provided under Mr. Sek’s Change in Control and Severance Agreement and our other severance agreements, see — Potential Payments Upon Termination or Change-in-Control— Severance Agreements. Mr. Sek resigned from his position as Senior Vice President and Chief Technology Officer effective as of June 25, 2018.

Indemnification Agreements

The Company has entered into indemnification agreements with each of its directors and executive officers (each, an “Indemnitee”). In general, the indemnification agreements provide that, subject to certain limitations, the Company will indemnify and hold harmless each Indemnitee against all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by such Indemnitee or on such Indemnitee’s behalf, in connection with certain pending, completed or threatened proceedings, as defined in the indemnification agreements, if the Indemnitee acted in good faith and reasonably in the best interests of the Company and, with respect to any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the stock options and RSUs held by our NEOs that were outstanding at December 31, 2018.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)		Option Exercise Price ($)	Option Expiration Date
Dan Mondor	6/6/2018	—	1,250,000		2.00	6/6/2028
	6/6/2017	750,000	—		0.94	6/6/2027
Stephen Smith	7/30/2018	—	500,000	(2)	1.80	7/30/2028
	8/21/2017	66,667	133,333	(2)	1.16	8/21/2027
Stephen Sek(3)	4/13/2015	—	70,000		5.51	7/22/2019
	3/16/2015	—	30,000		4.54	7/22/2019

(1)

Unless otherwise indicated, stock options are scheduled to vest over a three-year period, with one-third vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the third anniversary of the grant date.

(2)

Stock options scheduled to vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the fourth anniversary of the grant date

(3)

As described above, Mr. Sek resigned from his position as Senior Vice President and Chief Technology Officer effective as of June 25, 2018. All equity awards held by him at that time expired prior to December 31, 2018, except for these two stock options that will expire on July 22, 2019.

Potential Payments Upon Termination or Change-in-Control

We have historically provided severance benefits to our NEOs in the event the executive’s employment is terminated under certain circumstances following a change-in-control of the Company. We currently provide these benefits to Messrs. Mondor and Smith under separate severance agreements and previously provided these benefits to Mr. Sek under a severance agreement. We also provide severance benefits unrelated to a change-in-control to Messrs. Mondor and Smith under separate agreements and previously provided these benefits to Mr. Sek under a severance agreement. A description of the material terms of the agreements, including the severance benefits payable under these agreements, if any, is set forth below.

Severance Agreements

Dan Mondor. The Company entered into a Change-in-Control and Severance Agreement with Mr. Mondor on June 6, 2017 and the agreement was amended and restated on June 6, 2018. Under the terms of this amended agreement, if Mr. Mondor’s employment is terminated by the Company without Cause or by Mr. Mondor for Good Reason not in connection with a Change-in-Control, then Mr. Mondor is entitled to the following severance benefits:

•	an amount equal to Mr. Mondor’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to Mr. Mondor under our compensation plans;

•

if the termination occurs within eighteen months of June 6, 2018, an amount equal to eighteen months of Mr. Mondor’s base salary, or if the termination occurs after the expiration of such period, an amount equal to twelve months of Mr. Mondor’s base salary;

•

immediate vesting of the portion of Mr. Mondor’s outstanding equity awards under our compensation plans that would have vested or become exercisable had his employment continued through the next vesting date;

•

a lump-sum bonus payment equal to the pro-rated portion of the target bonus in the year of termination based on actual achievement of corporate performance goals and assumed full achievement of any individual performance goals; and

•

continued participation for Mr. Mondor and his dependents in our group health plan, at the same benefit and contribution levels in effect immediately prior to the termination, until the last date that severance compensation is paid to Mr. Mondor under the agreement;

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

The Change-in-Control and Severance Agreements described above utilize the following definitions:

“Cause” means:

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

“Good Reason” means the occurrence, without the NEO’s consent, for more than thirty days after such NEO provides the Company a written notice detailing such conditions of:

•	a material diminution in his or her base compensation;

•	a material diminution in his or her job responsibilities, duties or authorities; or

•	a relocation of his or her principal place of work by more than 50 miles.

“Change-in-Control” means:

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

“Change-in-Control Period” means the period commencing 30 days prior to a Change-in-Control and ending on the 12-month anniversary of such Change-in-Control.

Equity Award Agreements

The following is a summary of the material terms applicable to the outstanding equity awards held by our NEOs as of December 31, 2018.

Incentive Plan. The award agreements covering grants of stock options and RSUs made to our NEOs under our Incentive Plan provide that the Board, in its discretion, may accelerate the vesting of any unvested stock options or RSUs in the event of a change-in-control.

Under our Incentive Plan, a “change-in-control” is defined as:

•	any person becoming the beneficial owner of 50% or more of the combined voting power of the then-outstanding shares of our common stock, subject to certain exceptions;

•

a majority of the Board ceasing to be comprised of directors who (a) were serving as members of the Board on May 11, 2018 or (b) became members of the Board after May 11, 2018 and whose nomination, election or appointment was approved by a vote of two-thirds of the then-incumbent directors;

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

Cash Compensation. The Board has approved the following components of the annual cash retainer fee to our non-management directors for Board and Board committee service in 2018 (which amounts are prorated for directors that only served for a portion of the year):

	Chair	Each Other Member
Board of Directors	$80,000	$40,000
Audit Committee	$20,000	$10,000
Compensation Committee	$14,000	$6,000
Nominating and Corporate Governance Committee	$10,000	$5,000

Equity-Based Compensation. The Board has approved the following components for equity compensation to be awarded to each non-management director of the Company.

•

An initial equity award upon joining the Board in the form of RSUs with an economic value of $145,000. The RSUs vest in three equal annual installments beginning with the first anniversary of the grant date.

•

Thereafter, an annual equity award in the form of either (i) RSUs with an economic value of $85,000 that vest in full on the first anniversary of the grant date, or (ii) at the director’s election, a combination of RSUs with an economic value of $42,500 that vest in full on the first anniversary of the grant date plus stock options that vest in full on the first anniversary of the grant date; with the number of stock options determined using a Black Scholes formula based on an approximate economic value of $42,500.

In February 2018, the Compensation Committee determined the number of RSUs to be awarded to each non-management director then in office (other than Mr. Licht) (46,196 RSUs based on an economic value of $85,000 and an assumed $1.84 per share estimated value), or the number of RSUs and stock options for directors who elected to receive a combination of RSUs and stock options (23,098 RSUs based on an economic value of $42,500 and an assumed $1.84 per share estimated value RSUs, and 28,446 stock options with an exercise price of $1.93 per share). The RSUs and RSU/stock option combinations were granted effective as of February 15, 2018 and vested in full on February 15, 2019, or in the case of the award granted to Mr. Falcone, on August 6, 2018 as described in footnote 4 to the table below. In February 2018, the Compensation Committee granted Mr. Licht 78,804 RSUs, vesting annually over three years, in recognition of the fact that he joined the Board in 2018. In addition, in February 2018, the Compensation Committee also granted Mr. Tuder 87,667 RSUs, vesting annually over two years from the grant date. The RSU award was based on an economic value of $161,307 and an assumed $1.84 per share estimated value. This award was a correction to award additional RSUs that should have been awarded to Mr. Tuder as part of his initial equity award in 2017.

Director Compensation Table. The table below summarizes the compensation paid to our non-management directors for service on the Board for the year ended December 31, 2018. In addition to the payments below, the Company reimburses directors for reasonable out-of-pocket expenses incurred in connection with attending Board and Board committee meetings.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)		Option Awards ($) (1)(2)	All Other Compensation ($)		Total ($)
James B. Avery(3)	24,000	77,742		—	—		101,742
Brian Miller	25,000	150,950		—	—		175,950
Robert Pons	72,750	89,158		—	—		161,908
Jeffrey Tuder	71,000	213,776		38,505	—		323,281
Philip Falcone(4)	40,000	44,579		38,505	—		123,084
Mark Licht	30,500	152,092	(5)	—	108,487	(6)	291,079

(1)

Represents the aggregate grant date fair value of the equity awards granted in 2018 as computed in accordance with Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 8, Share-based Compensation, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

(2)

The following table shows, for each of our non-management directors, the aggregate number of shares subject to stock and option awards outstanding as of December 31, 2018. All option awards reported in the table below were vested in full as of December 31, 2018.

Name	Stock Awards (#)	Option Awards (#)
James B. Avery	—	—
Brian Miller	42,521	—
Robert Pons	46,196	100,000
Jeffrey Tuder	110,765	28,446
Philip Falcone	—	—
Mark Licht	—	—

(3)

Mr. Avery was entitled to receive an initial equity award in 2018 in connection with joining the Board in 2018. However, the initial equity award of 42,521 RSUs, with an economic value of $77,741.84 based on an assumed $1.84 per share estimated value, was actually granted on February 15, 2019. Mr. Avery is obligated to transfer any shares issued pursuant to any equity awards made to him by the Company, or the economic benefits thereof, to Tavistock Financial LLC.

(4)

Mr. Falcone resigned from the Board effective as of August 6, 2018. Upon his resignation, the Board voted to accelerate vesting of all outstanding RSU awards and stock options, which as a result vested on August 6, 2018.

(5)

Mr. Licht resigned from the Board effective as of August 6, 2018. Upon his resignation, the Board voted to accelerate vesting of one-third of all outstanding RSU awards, which as a result vested on August 6, 2018.

(6)

Represents cash fees paid to Mr. Licht pursuant to the Consulting Agreement described below, as well as an equity award of 42,814 immediately vesting RSUs, with an economic value of $83,487, that was issued to Mr. Licht upon execution of the Consulting Agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of December 31, 2018, the Company’s Amended and Restated 2000 Employee Stock Purchase Plan (the “Purchase Plan”), the Company’s 2018 Omnibus Incentive Compensation Plan (the “Incentive Plan”) and the Company’s 2015 Incentive Compensation Plan (the “2015 Incentive Plan”) were the only compensation plans under which securities of the Company were authorized for grant. The Purchase Plan and the Incentive Plan were approved by our stockholders. The 2015 Incentive Plan was adopted by the Board without stockholder approval pursuant to NASDAQ Listing Rule 5635. The 2015 Incentive Plan, which includes the same material terms as the Incentive Plan, may only be used for inducement grants to individuals to induce them to become employees of the Company or any of its subsidiaries, or, in conjunction with a merger or acquisition, to convert, replace or adjust outstanding stock options or other equity compensation awards, or for any other reason for which there is an applicable exception from the stockholder approval requirements of NASDAQ Listing Rule 5635, in each such case, subject to the applicable requirements of the NASDAQ Listing Rules. The following table provides information as of December 31, 2018 regarding the Company’s existing and predecessor plans:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of options outstanding		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,549,516	$2.04	(1)	4,049,962	(2)
Equity compensation plans not approved by security holders	1,246,696	$2.45		1,943,085	(3)

(1)

Amount is based on the weighted-average exercise price of vested and unvested stock options outstanding under the Incentive Plan and predecessor plans. RSUs, which have no exercise price, are excluded from this calculation.

(2)

Represents shares available for future issuance under the Purchase Plan and the Incentive Plan. As of December 31, 2018, there were 825,537 shares of our common stock available for issuance under the Purchase Plan and 3,224,425 shares of our common stock available for issuance under the Incentive Plan.

(3)	Represents shares available for future issuance under the 2015 Incentive Plan.

Security Ownership of Management and Certain Beneficial Owners

The tables below provide information regarding the beneficial ownership of our common stock as of March 31, 2019 by: (i) each of our directors; (ii) each of our NEOs; (iii) all current directors and executive officers as a group; and (iv) each beneficial owner of more than five percent of our common stock.

Beneficial ownership is determined in accordance with SEC rules and regulations, and generally includes voting power or investment power with respect to securities held. Unless otherwise indicated and subject to applicable community property laws, we believe that each of the stockholders named in the table below has sole voting and investment power with respect to the shares shown as beneficially owned. Securities that may be beneficially acquired within 60 days after March 31, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person.

The address for directors and executive officers is 9605 Scranton Road, Suite 300, San Diego, California 92121. The tables below list the number and percentage of shares beneficially owned based on 78,699,005 shares of common stock outstanding as of March 31, 2019.

Directors and Named Executive Officers

Name of Beneficial Owner	Directly or Indirectly Held (#)		Option Awards (#)(1)	Stock Awards (#)(2)	Total Shares of Common Stock Beneficially Owned (#)	Percentage
Dan Mondor	100,639		750,000	—	850,639	1.1%
Stephen Smith	7,312		75,000	—	82,312	0.1%
James B. Avery	—		—	—	—	0.0%
Brian Miller	10,301,995	(4)	—	—	10,301,995	13.1%
Robert Pons	165,552		100,000	—	265,552	0.3%
Jeffrey Tuder	66,931		—	—	66,931	0.1%
Stephen Sek(3)	—		100,000	—	100,000	0.1%
Mark Licht(5)	121,618		—	—	121,618	0.1%
Philip Falcone(6)	—		—	—	—	0.0%
All directors and executive officers as a group (six persons)	10,642,429	(4)	925,000	—	11,567,429	14.7%

(1)	Represents shares of common stock that may be acquired pursuant to stock options that are or will become exercisable within 60 days after March 31, 2019.
(2)	Represents shares of common stock to be issued upon the vesting of RSUs within 60 days after March 31, 2019.
(3)

In a Form 4 filed on April 17, 2018, Mr. Sek reported beneficial ownership of 216,789 shares of common stock. Mr. Sek resigned from his position as Sr. Vice President and Chief Technology Officer on June 25, 2018. The Company believes, but has not been able to confirm, that Mr. Sek’s beneficial ownership had declined to beneficial ownership of 100,000 shares as of March 31, 2019.

(4)

Includes 10,301,995 shares of common stock that were included on a Schedule 13D/A filed by North Sound Management, Inc. with the SEC on March 29, 2019. According to the Schedule 13D/A, North Sound Management, Inc., North Sound Trading, LP and Brian Miller have sole voting power and sole dispositive power with respect to the 10,301,995 shares of common stock.

(5)

Mr. Licht resigned from the Board effective as of August 6, 2018. In a Form 4 filed on August 9, 2018, Mr. Licht reported beneficial ownership of 121,618 shares of common stock. The Company believes, but has not been able to confirm, that Mr. Licht’s beneficial ownership remained at 121,618 shares as of March 31, 2019.

(6)

In a Form 4 filed on April 3, 2018, Mr. Falcone reported beneficial ownership of 51,431 shares of common stock. Mr. Falcone resigned from the Board effective as of August 6, 2018. Upon his resignation, the Board voted to accelerate vesting of all outstanding RSU awards and stock options, which resulted in an issuance of an additional 23,098 shares of common stock to Mr. Falcone. The Company believes, but has not been able to confirm, that Mr. Falcone’s beneficial ownership had declined to 0 shares as of March 31, 2019.

Five Percent Holders

The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities known by us to beneficially own five percent or more of our outstanding common stock. The information regarding beneficial ownership of the persons and entities identified below is included in reliance on reports filed by the persons and entities with the SEC, except that the percentage is based upon our calculations made in reliance upon the number of shares reported to be beneficially owned by such person or entity in such report and the number of shares of common stock outstanding on March 31, 2019.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (#)	Percentage
Golden Harbor Ltd.(1) Cay House EP Taylor Drive N7776 Lyford Cay New Providence C5	21,965,504	27.9%
North Sound Management, Inc.(2) c/o Edward E. Murphy 115 East Putnam Avenue Greenwich, CT 06830	10,301,995	13.1%
Timothy Maguire(3) Maguire Asset Management, LLC 1810 Ocean Way Laguna Beach, CA 92651	5,753,881	7.3%

(1)

According to a Schedule 13D/A filed by Golden Harbor Ltd. and Joe Lewis with the SEC on March 29, 2019, Golden Harbor Ltd. and Joe Lewis have shared voting power and shared dispositive power with respect to 21,965,504 shares of common stock.

(2)

According to a Schedule 13D/A filed by North Sound Management, Inc. with the SEC on March 29, 2019, North Sound Management, Inc., North Sound Trading, LP and Brian Miller have sole voting power and sole dispositive power with respect to 10,301,995 shares of common stock.

(3)

According to a Schedule 13D/A filed by Timothy Maguire and Maguire Asset Management, LLC with the SEC on June 12, 2018, 5,753,881 shares of common stock are beneficially owned by Timothy Maguire. Of these, 5,176,990 shares of common stock are owned by Maguire Financial, LP, 76,891 shares of common stock are owned by the Timothy Maguire Foundation and 500,000 shares of common stock are owned by The Timothy J. and Julia Maguire 2017 Family Trust. Maguire Asset Management, LLC, Maguire Financial, LP and Mr. Maguire have the sole power to vote or direct the vote of and to dispose or direct the disposition of the shares owned by Maguire Financial, LP. The Timothy Maguire Foundation and Mr. Maguire have the sole power to vote or direct the vote of and to dispose or direct the disposition of the shares owned by the Timothy Maguire Foundation. The Timothy J. and Julia Maguire 2017 Family Trust and Mr. Maguire have the sole power to vote or direct the vote of and to dispose or direct the disposition of the shares owned by The Timothy J. and Julia Maguire 2017 Family Trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Private Placement

In order to fund working capital and for other general corporate purposes, on August 6, 2018, the Company entered into the Purchase Agreement, pursuant to which the Company issued and sold to Golden Harbor Ltd., an affiliate of Tavistock Group (“Golden Harbor”), and North Sound Trading, L.P. (“North Sound” and, together with Golden Harbor, the “Investors”), in a private placement transaction (the “Private Placement”), an aggregate of 12,062,000 immediately separable units (the “Units), with each Unit consisting of (a) one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and (b) a warrant to acquire 0.35 of a share of Common Stock, for a purchase price of $1.63 per Unit. Upon the consummation of the Private Placement, both Investors held more than five percent of the Company’s outstanding shares of Common Stock.

Pursuant to the terms of the Purchase Agreement, each Investor is entitled to designate one member of the Board. In addition, if Golden Harbor notifies the Company that it beneficially owns an aggregate of at least 20% of the then-issued and outstanding shares of Common Stock and wishes to designate an additional member of the Board, then: (i) the Board shall increase the number of seats on the Board to equal seven, and (ii) (A) if the Board is then comprised of 6 members, the Board shall fill the newly created vacancy by appointing the additional designee selected by Golden Harbor; and (B) if the Board is then comprised of 5 members, the Board shall (1) fill one newly created vacancy by appointing the additional designee selected by Golden Harbor; and (2) fill the remaining vacancy by appointing an independent director candidate selected by the Board. If, at any time, either Investor ceases to hold at least 5% of the then-outstanding shares of Common Stock of the Company, such Investor shall no longer be entitled to designate any members of the Board.

On August 6, 2018, in accordance with the terms of the Purchase Agreement, the Board appointed James B. Avery and Brian Miller to fill the two vacant seats on the Board. Mr. Avery is a Vice President of Golden Harbor. Mr. Miller is a principle of North Sound Trading, L.P.

In connection with the Private Placement, on August 6, 2018, the Company entered into an amendment to that certain Rights Agreement, dated January 22, 2018, between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Plan”), for the purpose of modifying the definition of “Grandfathered Stockholder” under the Rights Plan to include each of the Investors, thereby excluding them from the definition of “Acquiring Person” under the Rights Plan for so long as they do not acquire additional beneficial ownership of Company securities (other than as a result of any adjustment provision or the accrual of interest under any outstanding convertible notes) equal to more than 0.50% of the then-outstanding shares of Common Stock.

Also on August 6, 2018, the Company entered into an amendment (the “IRA Amendment”) to that certain Investors’ Rights Agreement, dated September 8, 2014, between HC2 and the Company (the “IRA”). As a condition to the Investors’ willingness to enter into the Purchase Agreement and consummate the Private Placement, HC2 agreed to amend the IRA to eliminate its board observation and nomination rights. At the time of this amendment, HC2 held more than five percent of the Company’s outstanding shares of Common Stock.

Warrant Transaction

On March 28, 2019, in order to provide additional funding for the Company’s operations, the Investors agreed to exercise the warrants issued by the Company to the Investors on August 6, 2018 (the “Existing Warrants”). Upon exercise of the Existing Warrants, Golden Harbor purchased 3,166,275 shares of Common Stock, and North Sound purchased 1,055,425 shares of Common Stock, each at an exercise price of $2.52 per share, for aggregate cash proceeds to the Company of approximately $10.6 million. In connection with the Investors exercising the Existing Warrants, on March 28, 2019, the Company issued to Golden Harbor a new warrant to purchase 1,875,000 shares of Common Stock and issued to North Sound a new warrant to purchase 625,000 shares of Common Stock (each a “New Warrant” and, collectively, the “New Warrants”). Each of the Investors held more than five percent of the Company’s outstanding shares of Common Stock as of the date of the exercise and issuance of the New Warrants.

Each New Warrant has an exercise price of $7.00 per share of Common Stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable at any time on or after September 28, 2019, and will expire on June 30, 2022. Each New Warrant will be exercisable on a cash basis unless, at the time of such exercise, the shares of Common Stock issuable upon exercise of the New Warrants cannot be immediately resold pursuant to an effective registration statement or Rule 144 of the Securities Act of 1933, as amended without volume or manner of sale restrictions, in which case such New Warrant shall also be exercisable on a cashless exercise basis.

Except as expressly set forth therein, the New Warrants do not confer upon their holders any voting or other rights as a stockholder of the Company.

In connection with the issuance of the New Warrants, on March 28, 2019, the Company entered into another amendment to the Rights Agreement, for the purpose of modifying the definition of “Acquiring Person” under the Rights Agreement to permit each of the Investors to remain a Grandfathered Stockholder (as defined in the Rights Agreement) and not be deemed an “Acquiring Person” under the Rights Agreement in connection with the Investors’ purchase of the New Warrants. The Investors will remain Grandfathered Stockholders as long as they do not acquire, after March 28, 2019, beneficial ownership of Company securities (other than as a result of any adjustment provision or the accrual of interest under any outstanding convertible notes) equal to more than 0.50% of the then-outstanding shares of Common Stock.

Consulting Agreement

On August 6, 2018, the Company entered into a written Consulting Agreement (the “Consulting Agreement”) with Mark Licht, a former member of the Board. The consulting services to be provided by Mr. Licht include advisory services in connection with the Company’s IoT business strategy and such other services as the Company’s Chief Executive Officer may request from time to time. The Consulting Agreement is for a term of one year and provides for aggregate cash consulting fees of up to $60,000, to be paid at a rate of $5,000 per month. Upon his execution and delivery of the Consulting Agreement in August 2018, the Board also awarded Mr. Licht 42,814 immediately vesting RSUs with a value at grant of $83,487.

Parents of the Smaller Reporting Company

The Company has no parents except to the extent that (i) Golden Harbor may be deemed a parent by virtue of its ownership of 21,965,504, or approximately 27.9%, of the Company’s outstanding shares of Common Stock, and its Board nomination and appointment rights under the Purchase Agreement, and (ii) North Sound Management, Inc. may be deemed a parent by virtue of its ownership of 10,301,995, or approximately 13.1%, of the Company’s outstanding shares of Common Stock, and its Board nomination and appointment rights under the Purchase Agreement.

Director Independence

Under the NASDAQ listing requirements, a majority of the members of our Board must be independent. The Board has determined that our current non-management directors, Messrs. Avery, Miller, Pons and Tuder, are each “independent” of the Company and management within the meaning of the NASDAQ listing requirements. Mr. Mondor is not “independent” under the NASDAQ listing requirements because he is an employee of the Company.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table sets forth fees for audit services rendered by Marcum LLP and Mayer Hoffman McCann P.C. for the audit of our consolidated financial statements for 2018 and 2017, and fees for other services rendered by Marcum LLP and Mayer Hoffman McCann P.C. during those respective years.

	2018	2017
Audit Fees(1)	$1,029,295	$823,005
Audit-Related Fees(2)	$132,320	—
Tax Fees	—	—
All Other Fees	—	—

Total	$1,161,615	$823,005

(1)

Audit fees consist principally of fees for the audits of our annual consolidated financial statements and internal control over financial reporting, review of our interim consolidated financial statements, comfort letter and consent work performed by Mayer Hoffman McCann P.C. and Marcum LLP. Of the audit fees for the year ended December 31, 2018, a total of $241,883 was attributable to Mayer Hoffman McCann P.C. and a total of $787,412 was attributable to Marcum LLP. Of the audit fees for the year ended December 31, 2017, all $823,005 was attributable to Mayer Hoffman McCann P.C. Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure.

(2)

Audit-related fees consist primarily of fees for accounting consultations and any other audit attestation services. Of the audit-related fees for the year ended December 31, 2018, a total of $123,458 was attributable to Mayer Hoffman McCann P.C. and a total of $8,862 was attributable to Marcum LLP.

Pre-Approval Policies and Procedures

The Audit Committee annually reviews and pre-approves certain audit and non-audit services that may be provided by our independent registered public accounting firm and establishes and pre-approves the aggregate fee level for these services. Any proposed services that would cause us to exceed the pre-approved aggregate fee amount must be pre-approved by the Audit Committee. All audit and non-audit services for 2017 and 2018 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The Company’s consolidated financial statements and report of the Marcum LLP, Independent Registered Public Accounting Firm, are included in Section IV of this report beginning on page F-1.

(a)(2)	Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or related notes thereto.

(b)	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

3.2	Amended and Restated Bylaws of Inseego Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

3.3	Certificate of Designation of Series D Junior Participating Preferred Stock of Inseego Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 22, 2018).

4.1	Form of Inseego Corp. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 9, 2016).

4.2	Investors’ Rights Agreement, dated September 8, 2014, by and between Novatel Wireless, Inc. and HC2 Holdings 2, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed September 8, 2014).

4.3	Amendment No. 1 to Investors’ Rights Agreement, dated August 6, 2018, by and between Inseego Corp. and HC2 Holdings 2, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

4.4	Warrant to Purchase Common Stock issued to HC2 Holdings 2, Inc. on March 26, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 1, 2015).

4.5	Indenture, dated January 9, 2017, between Inseego Corp. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed January 10, 2017).

4.6	Form of Inseego Corp.’s 5.50% Convertible Senior Note due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed January 10, 2017).

4.7	Indenture, dated June 10, 2015, between Novatel Wireless, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed June 10, 2015).

4.8	First Supplemental Indenture, dated November 8, 2016, among Novatel Wireless, Inc., Inseego Corp. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

4.9	Second Supplemental Indenture, dated January 6, 2017, between Novatel Wireless, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 10, 2017).

4.10	Form of Novatel Wireless, Inc.’s 5.50% Convertible Senior Note due 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed June 10, 2015).

4.11	Rights Agreement, dated as of January 22, 2018, between Inseego Corp. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 22, 2018).

4.12	Amendment No. 1 to Rights Agreement, dated August 6, 2018, by and between Inseego Corp. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

4.13	Amendment No. 2 to Rights Agreement, dated December 4, 2018, by and between Inseego Corp. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 10, 2018).

4.14	Common Stock Purchase Warrant issued to Golden Harbor Ltd., dated August 6, 2018, by Inseego Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

Exhibit No.	Description

4.15	Common Stock Purchase Warrant issued to North Sound Trading, L.P., dated August 6, 2018, by Inseego Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

4.16	Registration Rights Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A to the Securities Purchase Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.1*	Amended and Restated Novatel Wireless, Inc. 2000 Stock Incentive Plan (“2000 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed August 9, 2007).

10.2*	Form of Executive Officer Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.3*	Form of Director Stock Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 16, 2006).

10.4*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.5*	Form of Amendment of Stock Option Agreements, dated July 20, 2006, by and between the Company and Optionee with respect to the 2000 Plan and grants made pursuant thereto in 2004 and subsequently (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed November 9, 2006).

10.6*	Form of Restricted Share Award Agreement for Directors under the 2000 Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.7*	Form of Restricted Share Award Agreement for Officers under the 2000 Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 9, 2006).

10.8*	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 18, 2018).

10.9*	Offer Letter, dated August 11, 2017, by and between the Company and Stephen Smith with an employment start date of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.10*	Change in Control and Severance Agreement, effective August 21, 2017, by and between the Company and Stephen Smith (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.11*	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.12*	Consulting Agreement between the Company and Michael Newman, effective as of May 16, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8K/A, filed May 22, 2017).

10.13*	Employment Offer Letter between Inseego Corp. and Tom Allen, dated May 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K/A, filed May 22, 2017).

10.14*	Employment Offer Letter, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.15*	Change in Control and Severance Agreement, dated June 6, 2018, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 8, 2018).

Exhibit No.	Description

10.16*	Indemnification Agreement, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.17*	Amendment to Offer Letter, dated October 26, 2017, by and between the Company and Dan Mondor (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.18*	2016 Corporate Bonus Plan for Novatel Wireless, Inc. Employees (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed on May 10, 2016).

10.19*	Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.20*	Form of Nonstatutory Stock Option Agreement under the Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.21	Credit Agreement, dated as of May 8, 2017, by and among Inseego Corp., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, and Lakestar Semi Inc., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

10.22	Security and Pledge Agreement, dated as of May 8, 2017, by and among Inseego Corp., as the Borrower, certain subsidiaries of the Borrower, as Grantors, and Lakestar Semi Inc., as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2017).

10.23	Credit Agreement, dated as of August 23, 2017, by and among Inseego Corp. and certain of its direct and indirect subsidiaries, Cantor Fitzgerald Securities, as Agent, and certain funds managed by Highbridge Capital Management, LLC, as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.24	Security and Pledge Agreement, dated as of August 23, 2017, by and among Inseego Corp and certain of its direct and indirect subsidiaries, as Guarantors, and Cantor Fitzgerald Securities, as Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.25	Note Purchase Agreement, dated as of August 23, 2017, by and among Inseego Corp., 1992 MSF International LTD. and 1992 Tactical Credit Master Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.26*	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.27*	2017 (Second Half) Inseego Corporate Bonus Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.28*	2017 Inseego Corporate Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2017).

10.29*	Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 18, 2018).

10.30	Mutual General Release and Settlement Agreement, dated July 26, 2018, between Inseego Corp., successor to Novatel Wireless, Inc., on the one hand, and Robert E. Ralston and Ethan B. Ralston, on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 31, 2018).

10.31	Securities Purchase Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

21	Subsidiaries of Inseego Corp. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, filed on March 12, 2019).

23.1	Consent of Independent Registered Public Accounting Firm (Marcum LLP) (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, filed on March 12, 2019).

Exhibit No.	Description

23.2	Consent of Independent Registered Public Accounting Firm (Mayer Hoffman McCann P.C.) (incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, filed on March 12, 2019).

24	Power of Attorney (See signature page of the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, filed on March 12, 2019).

31.1	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, filed on March 12, 2019).

31.2	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, filed on March 12, 2019).

31.3**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, filed on March 12, 2019).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, filed on March 12, 2019).

101	The following financial statements and footnotes from the Inseego Corp. Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, filed on March 12, 2019).

*	Management contract, compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2019	INSEEGO CORP.

	By	/s/ Stephen Smith
Stephen Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)