Form 10-Q
period 2019-03-31
INSEEGO CORP.
filed 2019-05-09
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	INSG	Nasdaq Global Select Market
The number of shares of the registrant’s common stock outstanding as of May 3, 2019 was 78,733,610.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,878	$31,015
Restricted cash	61	61
Accounts receivable, net of allowance for doubtful accounts of $1,859 and $1,841, respectively	23,684	20,633
Inventories, net	33,288	26,431
Prepaid expenses and other	5,889	6,212
Total current assets	94,800	84,352
Property, plant and equipment, net of accumulated depreciation of $19,016 and $18,436, respectively	6,976	6,698
Rental assets, net of accumulated depreciation of $11,248 and $10,879, respectively	5,404	5,769
Intangible assets, net of accumulated amortization of $24,003 and $22,101, respectively	34,026	31,985
Goodwill	32,776	32,942
Right-of-use assets, net	3,110	—
Other assets	510	510
Total assets	$177,602	$162,256
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$42,732	$39,245
Accrued expenses and other current liabilities	17,420	13,024
DigiCore bank facilities	1,242	1,412
Total current liabilities	61,394	53,681
Long-term liabilities:
Convertible senior notes, net	95,124	93,054
Term loan, net	45,419	45,046
Deferred tax liabilities, net	4,390	4,457
Other long-term liabilities	3,871	2,543
Total liabilities	210,198	198,781
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 78,699,005 and 73,979,882 shares issued and outstanding, respectively	79	74
Additional paid-in capital	558,208	546,230
Accumulated other comprehensive loss	(5,460)	(4,877)
Accumulated deficit	(585,302)	(577,817)
Total stockholders’ deficit attributable to Inseego Corp.	(32,475)	(36,390)
Noncontrolling interests	(121)	(135)
Total stockholders’ deficit	(32,596)	(36,525)
Total liabilities and stockholders’ deficit	$177,602	$162,256

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenues:
IoT & Mobile Solutions	$32,781	$28,880
Enterprise SaaS Solutions	15,775	17,853
Total net revenues	48,556	46,733
Cost of net revenues:
IoT & Mobile Solutions	27,600	23,752
Enterprise SaaS Solutions	6,196	6,862
Impairment of abandoned product line, net of recoveries	—	576
Total cost of net revenues	33,796	31,190
Gross profit	14,760	15,543
Operating costs and expenses:
Research and development	3,485	4,976
Sales and marketing	6,391	5,415
General and administrative	6,452	6,495
Amortization of purchased intangible assets	871	964
Restructuring charges, net of recoveries	22	277
Total operating costs and expenses	17,221	18,127
Operating loss	(2,461)	(2,584)
Other expense:
Interest expense, net	(5,075)	(5,100)
Other income, net	313	64
Loss before income taxes	(7,223)	(7,620)
Income tax provision	248	440
Net loss	(7,471)	(8,060)
Less: Net loss (income) attributable to noncontrolling interests	(14)	10
Net loss attributable to Inseego Corp.	$(7,485)	$(8,050)
Per share data:
Net loss per share:
Basic and diluted	$(0.10)	$(0.13)
Weighted-average shares used in computation of net loss per share:
Basic and diluted	74,366,879	60,721,518

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(7,471)	$(8,060)
Foreign currency translation adjustment	(583)	3,177
Total comprehensive loss	$(8,054)	$(4,883)

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2017	58,645	59	519,531	(569,759)	4,604	(50)	(45,615)
Net loss	—	—	—	(8,050)	—	(10)	(8,060)
Foreign currency translation adjustment	—	—	—	—	3,177	—	3,177
Exercise of stock options and vesting of restricted stock units	577	—	521	—	—	—	521
Taxes withheld on net settled vesting of restricted stock units	—	—	(139)	—	—	—	(139)
Share-based compensation	—	—	880	—	—	—	880
Balance, March 31, 2018	59,222	$59	$520,793	$(577,809)	$7,781	$(60)	$(49,236)

Balance, December 31, 2018	73,980	74	546,230	(577,817)	(4,877)	(135)	(36,525)
Net income (loss)	—	—	—	(7,485)	—	14	(7,471)
Foreign currency translation adjustment	—	—	—	—	(583)	—	(583)
Exercise of stock options and vesting of restricted stock units	497	1	398	—	—	—	399
Taxes withheld on net settled vesting of restricted stock units	—	—	(112)	—	—	—	(112)
Exercise of warrants	4,222	4	10,635	—	—	—	10,639
Share-based compensation	—	—	1,057	—	—	—	1,057
Balance, March 31, 2019	78,699	$79	$558,208	$(585,302)	$(5,460)	$(121)	$(32,596)

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,471)	$(8,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,439	3,887
Provision for bad debts, net of recoveries	230	232
Provision for excess and obsolete inventory, net of recoveries	309	820
Share-based compensation expense	1,057	880
Amortization of debt discount and debt issuance costs	2,443	2,443
Deferred income taxes	(18)	(4)
Other	120	1,014
Changes in assets and liabilities:
Accounts receivable	(3,290)	(3,141)
Inventories	(7,850)	2,798
Prepaid expenses and other assets	314	3,555
Accounts payable	3,509	(9,093)
Accrued expenses, income taxes, and other	2,175	289
Net cash used in operating activities	(5,033)	(4,380)
Cash flows from investing activities:
Purchases of property, plant and equipment	(428)	(326)
Proceeds from the sale of property, plant and equipment	50	25
Additions to capitalized software development costs and purchases of intangible assets	(3,942)	(555)
Net cash used in investing activities	(4,320)	(856)
Cash flows from financing activities:
Proceeds from the exercise of warrant to purchase common stock	10,639	—
Net repayment of DigiCore bank and overdraft facilities	(35)	(218)
Principal payments under finance lease obligations	(268)	(209)
Principal payments on mortgage bond	—	(85)
Proceeds from stock option exercises, net of taxes paid on vested restricted stock units	287	382
Net cash provided by (used in) financing activities	10,623	(130)
Effect of exchange rates on cash	(407)	280
Net increase (decrease) in cash, cash equivalents and restricted cash	863	(5,086)
Cash, cash equivalents and restricted cash, beginning of period	31,076	21,259
Cash, cash equivalents and restricted cash, end of period	$31,939	$16,173
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,200	$1,212
Income taxes	$48	$243
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$791	$1,142
Capital expenditures financed through accounts payable	$2,232	$21
Right-of-use assets obtained in exchange for operating leases liabilities	$3,554	$—
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Inseego Corp. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at March 31, 2019 and the results of the Company’s operations for the three months ended March 31, 2019 and 2018 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end condensed consolidated balance sheet data as of December 31, 2018 was derived from the Company’s audited consolidated financial statements and may not include all disclosures required by accounting principles generally accepted in the United States. Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net loss, assets, liabilities or stockholders’ deficit. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
The Company has a history of operating and net losses and overall usage of cash from operating and investing activities. The Company’s management believes that its cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet its cash flow needs for the next twelve months following the filing date of this report. The Company’s ability to attain more profitable operations and continue to generate positive cash flow is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of ongoing litigation, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on its ability to achieve its intended business objectives.
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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue Recognition
Sources of Revenue
The Company generates revenue from a broad range of product sales including intelligent wireless hardware products for the worldwide mobile communications and industrial Internet of Things (“IoT”) markets. The Company’s products principally include intelligent 4G and 5G mobile hotspots, wireless gateways and routers for IoT applications, 1 Gigabit speed 4G LTE hotspots and USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights and configure and manage their hardware.
The Company classifies its revenues from the sale of its products and services into two distinct groupings, specifically IoT & Mobile Solutions and Enterprise SaaS Solutions. Both IoT & Mobile Solutions and Enterprise SaaS Solutions revenues include any hardware and software required for the respective solution.
IoT & Mobile Solutions. The IoT & Mobile Solutions portfolio is comprised of end-to-end edge to cloud solutions including 4G LTE mobile broadband gateways, routers, modems, hotspots, HD quality VoLTE based wireless home phones, cloud management software and an advanced 5G portfolio of products (currently in various stages of development). The solutions are offered under the MiFi and MiFiiQ brands for consumer and business markets, and under the Skyus brand for industrial IoT markets.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
SaaS and Other Services. SaaS subscription revenue is recognized over time on a ratable basis over the contract term beginning on the date that its service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of contracts being one to three years. Telematics includes a device which collects and transmits the information from the vehicle or other asset. The Company’s customers have an option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the hardware device, the Company recognizes the revenue at a point in time as discussed above in the hardware revenue recognition disclosure. Prior to adoption of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), on January 1, 2019, if the customer chose to lease the monitoring device, the Company accounted for the device lease as an operating lease, recognized the revenue for the monitoring device lease over the term of the contract and recorded such revenue in accordance with the previous lease accounting guidance in ASC 840, Leases. Under the new standard, because the Company’s rental asset lease contracts qualify as operating leases under ASC 842 and the contracts also include services to operate the underlying asset, and to maintain the asset, the Company has elected the practical expedient to combine the lease and the non-lease components because the service is the predominant element in the eyes of the customer and the pattern of service delivery is the same for both elements. The Company recognizes revenue over time on a ratable basis over the term of the contract.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

revenue liabilities, or contract liabilities, are also recorded when the Company collects payments in advance of performing the services.
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of March 31, 2019.
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
Revenues from the Company’s SaaS subscription services represent a single promise to provide continuous access to its software solutions and their processing capabilities in the form of a service through one of the Company’s data centers or a hosted data center. As each day of providing access to the software is substantially the same, and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its subscription services arrangements include a single performance obligation comprised of a series of distinct services. The Company’s SaaS subscriptions also include an unspecified volume of call center support and any remote system diagnostic and software upgrades as needed. These services are combined with the recurring monthly subscription service since they are highly interrelated and interdependent. Revenue from the Company’s subscription services is recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the customer.
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
In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this guidance.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for similar to previous guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases. The Company adopted the standard on January 1, 2019, the date

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

it became effective for public companies, using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. Upon adoption, the Company elected the package of practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classification. The Company also elected the practical expedient provided in a subsequent amendment to the standard that removed the requirement to separate lease and non-lease components, provided certain conditions were met. Refer to Note 11, Leases, for the impact of the adoption of this guidance on the Company’s condensed consolidated financial statements.
2. Financial Statement Details
Inventories, net
Inventories, net, consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Finished goods	$18,994	$14,797
Raw materials and components	14,294	11,634
Total inventories, net	$33,288	$26,431
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Royalties	$1,707	$1,727
Payroll and related expenses	2,656	2,415
Professional fees	453	514
Accrued interest	1,685	239
Deferred revenue	2,149	2,048
Operating lease liabilities	1,664	—
Acquisition-related liabilities	1,000	1,000
Other	6,106	5,081
Total accrued expenses and other current liabilities	$17,420	$13,024
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$31,878	$31,015	$16,112	$21,198
Restricted cash	61	61	61	61
Total cash, cash equivalents and restricted cash	$31,939	$31,076	$16,173	$21,259
As of March 31, 2019, restricted cash included collateral requirements related to the Company’s corporate credit card program.
3. Goodwill and Other Intangible Assets
The balances in goodwill and other intangible assets were primarily a result of the Company’s acquisitions of DigiCore Holdings Limited (“DigiCore”) (which has been renamed Ctrack Holdings (Pty) Ltd.) and of R.E.R. Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (“FW”) (which has been renamed Inseego North America, LLC). See Note 3, Goodwill and Other Intangible Assets, in the consolidated financial statements

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the components of goodwill and additional information regarding other intangible assets.
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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the three months ended March 31, 2019.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of March 31, 2019 (in thousands):

	Balance as of March 31, 2019	Level 1
Assets:
Cash equivalents
Money market funds	$5,115	$5,115
Total cash equivalents	$5,115	$5,115
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2018 (in thousands):

	Balance as of December 31, 2018	Level 1
Assets:
Cash equivalents
Money market funds	$10,085	$10,085
Total cash equivalents	$10,085	$10,085
Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its $105.1 million in Convertible Notes (as defined below) (see Note 5, Debt). The Company carries its Convertible Notes at amortized cost. The debt and equity components of the Convertible Notes were measured using Level 3 inputs and are not measured on a recurring basis. It is not practicable to

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

determine the fair value of the Convertible Notes due to the lack of information available to calculate the fair value of such notes. The carrying value of the liability component of the Convertible Notes was $95.1 million and $93.1 million as of March 31, 2019 and December 31, 2018, respectively.
5. Debt
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
The Term Loan consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Principal	$47,500	$47,500
Less: unamortized debt discount and debt issuance costs	(2,081)	(2,454)
Net carrying amount	$45,419	$45,046
The effective interest rate on the Term Loan was 13.68% for the three months ended March 31, 2019. The following table sets forth total interest expense recognized related to the Term Loan (in thousands):

	Three Months Ended March 31,
	2019	2018
Contractual interest expense	$1,180	$1,094
Amortization of debt discount	333	333
Amortization of debt issuance costs	40	40
Total interest expense	$1,553	$1,467

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
The Inseego Notes are governed by the terms of an indenture, dated January 9, 2017 (the “Inseego Indenture”), between the Company, as issuer, and Wilmington Trust, National Association, as trustee. The Inseego Notes are senior unsecured obligations of the Company and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The Inseego Notes will mature on June 15, 2022, unless earlier converted, redeemed or repurchased.
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
Under certain limited circumstances which are described in the Inseego Indenture, the Company may redeem all or a portion of the Inseego Notes at its option, at a redemption price equal to 100% of the principal amount of the Inseego Notes to be redeemed, plus any accrued and unpaid interest on such Inseego Notes. The Inseego Notes are subject to repurchase by the Company at the option of the holders on June 15, 2020 (the “Optional Repurchase Date”) at a repurchase price in cash equal to 100% of the principal amount of the Inseego Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the Optional Repurchase Date. If the Company undergoes a “fundamental change” (as defined in the Inseego Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or part of their Inseego Notes in principal amounts of $1,000, or an integral multiple of $1,000 in excess thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the Inseego Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date, subject to the right of holders as of the close of business on an interest record date to receive the related interest.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Convertible Notes consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Liability component:
Principal	$105,125	$105,125
Less: unamortized debt discount and debt issuance costs	(10,001)	(12,071)
Net carrying amount	$95,124	$93,054
Equity component	$41,905	$41,905

The effective interest rate on the liability component of the Convertible Notes was 14.78% for the three months ended March 31, 2019. The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended March 31,
	2019	2018
Contractual interest expense	$1,446	$1,446
Amortization of debt discount	1,956	1,956
Amortization of debt issuance costs	114	114
Total interest expense	$3,516	$3,516
6. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$123	$54
Research and development	175	215
Sales and marketing	214	213
General and administrative	545	398
Total	$1,057	$880

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options
The following table summarizes the Company’s stock option activity:

Outstanding — December 31, 2018	8,796,212
Granted	489,882
Exercised	(312,724)
Canceled	(536,599)
Outstanding — March 31, 2019	8,436,771
Exercisable — March 31, 2019	2,411,388
At March 31, 2019, total unrecognized compensation expense related to stock options was $5.8 million, which is expected to be recognized over a weighted-average period of 2.71 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

Non-vested — December 31, 2018	454,382
Granted	238,617
Vested	(221,537)
Forfeited	(1,250)
Non-vested — March 31, 2019	470,212
At March 31, 2019, total unrecognized compensation expense related to RSUs was $1.0 million, which is expected to be recognized over a weighted-average period of 1.63 years.
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
For the three months ended March 31, 2019, the computation of diluted EPS excluded 35,706,077 shares primarily related to the Convertible Notes, warrants, stock options and RSUs as their effect would have been anti-dilutive.
8. Private Placement
On August 6, 2018, the Company completed a private placement of 12,062,000 shares of common stock, par value $0.001 per share, and warrants to purchase an additional 4,221,700 shares of common stock (the “2018 Warrants”), subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, to certain accredited investors for gross proceeds of $19.7 million in cash. In connection with the private placement, the Company incurred issuance costs of approximately $0.5 million.
On March 28, 2019, the 2018 Warrants were exercised at an exercise price of $2.52 per share, for aggregate cash proceeds to the Company of approximately $10.6 million. In connection with the exercise of the 2018 Warrants, on March 28, 2019, the Company issued additional warrants to purchase 2,500,000 shares of common stock (the “2019 Warrants”) to the accredited investors. Each 2019 Warrant has an initial exercise price of $7.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable at any time on or after September 28, 2019, and will expire on June 30, 2022. The 2019 Warrants may be exercisable on a cashless exercise basis if, and only if, the shares of common stock underlying such warrants cannot be immediately resold pursuant to an effective registration statement or Rule 144 of the Securities Act of 1933, as amended, without volume or manner of sale restrictions.
The Company assessed the terms of the warrants under ASC 815, Derivatives and Hedges. Pursuant to this guidance, the Company has determined that the warrants do not require liability accounting and has classified the warrants as equity.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended March 31,
	2019	2018
United States and Canada	$33,494	$30,106
South Africa	8,369	10,685
Other	6,693	5,942
Total	$48,556	$46,733
Concentrations of Risk
For the three months ended March 31, 2019, one customer accounted for 53.3% of net revenues. For the three months ended March 31, 2018, one customer accounted for 48.9% of net revenues.
As of March 31, 2019, one customer accounted for 38.6% of accounts receivable, net. As of December 31, 2018, two customers accounted for 30.5% and 12.8% of accounts receivable, net.
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
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately instruct its transfer agent to permit the transfer or sale of 973,333 shares of the Company’s common stock that the Company had issued to the former stockholders of RER in March 2017, (iii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iv) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (v) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (vi) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. The Company’s remaining liability under the Settlement Agreement at March 31, 2019 consists of approximately $1.0 million in current liabilities and $1.0 million in long-term liabilities.

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
11. Leases
Lessee
The Company is a lessee in lease agreements for office space, automobiles and certain equipment. Certain of the Company’s leases contain provisions that provide for one or more options to renew at the Company’s sole discretion. The majority of the Company’s leases are comprised of fixed lease payments, with a small percentage of its real estate leases including lease payments subject to a rate or index which may be variable. Certain real estate leases also include executory costs such as common area maintenance (non-lease component). As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract.
None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants. As a result of the Company’s election of the package of practical expedients permitted within ASC 842, which among other things, allows for the carryforward of historical lease classification, all of the Company’s lease agreements in existence at the date of adoption that were classified as operating leases under ASC 840 have been classified as operating leases under ASC 842. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of March 31, 2019, the Company had right-of-use assets of $3.1 million and lease liabilities related to its operating leases of $3.2 million. Right-of-use assets are included in right-of-use assets, net, on the condensed consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in accrued expenses and other liabilities and other long-term liabilities on the condensed consolidated balance sheet. As of March 31, 2019, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were 2.4 years and 9.1%, respectively.
During the three months ended March 31, 2019, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $0.5 million, which is included as an operating cash outflow within the consolidated statements of cash flows. During the three months ended March 31, 2019, the operating lease costs related to the Company’s operating leases was approximately $0.5 million, which is included in operating costs and expenses in the condensed consolidated statements of operations. During the three months ended March 31, 2019, the Company did not enter into any lease agreements set to commence in the future and there were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability, other than those lease assets recorded upon implementation.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The future minimum payments under operating leases were as follows at March 31, 2019 (in thousands):

2019 (remainder)	$1,549
2020	1,016
2021	610
2022	347
2023	68
Total minimum operating lease payments	3,590
Less: amounts representing interest	(361)
Present value of net minimum operating lease payments	3,229
Less: current portion	(1,664)
Long-term portion of operating lease obligations	$1,565
Lessor
Prior to January 1, 2019, and as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2018, the Company derived revenue from customers who lease the Company’s monitoring devices. The Company recorded such revenue in accordance with the previous lease accounting guidance ASC 840, Leases, and determined that the leases qualify as operating leases.
Monitoring device leases in which the Company serves as lessor are classified as operating leases. Accordingly, rental devices are carried at historical cost less accumulated depreciation and impairment, if any, and are included in rental assets, net, on the condensed consolidated balance sheets.
Since the lease components meet the criteria for an operating lease under ASC 842, the Company has elected the practical expedient to combine the lease and the non-lease components because the service is the predominant element in the eyes of the customer and the pattern of service delivery is the same for both elements. The Company will account for the combined component as a single performance obligation under ASC 606, Revenue from Contracts with Customers.
12. Income Taxes
The Company’s income tax provision of $0.2 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively, consists primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company has income tax expense rather than an expected benefit based on statutory rates due primarily to losses at U.S. and international subsidiaries whose net operating losses are fully reserved.
13. Restructuring
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
The following table sets forth activity in the restructuring liability for the three months ended March 31, 2019 (in thousands):

	Balance at December 31, 2018	Costs Incurred	Payments	Balance at March 31, 2019	Cumulative Costs Incurred to Date
2015 Initiatives
Employee Severance Costs	$—	$—	$—	$—	$4,131
Facility Exit Related Costs	634	22	(119)	537	1,864
Total	$634	$22	$(119)	$537	$5,995
The balance of the restructuring liability at March 31, 2019 consists of approximately $0.4 million in current liabilities and $0.1 million in long-term liabilities.

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

•	our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our term loan and convertible notes obligations;

•	our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to manufacture our products;

•	our contract manufacturer’s ability to secure necessary supply to build our devices;

•	our ability to mitigate the impact of tariffs or other government-imposed sanctions;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some products and devices used in our solutions;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	the impact of geopolitical instability on our business;

•	the impact that new or adjusted tariffs may have on the costs of components or our products, and our ability to sell products internationally;

•	our ability to be cost competitive while meeting time-to-market requirements for our customers;

•	our ability to meet the product performance needs of our customers in wireless broadband data access in industrial IoT markets;

•	demand for fleet, vehicle and asset management software-as-a-service (“SaaS”) telematics solutions;

•	our dependence on wireless telecommunication operators delivering acceptable wireless services;

•	the outcome of any pending or future litigation, including intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our solutions;

•	our continued ability to license necessary third-party technology for the development and sale of our solutions;

•	the introduction of new products that could contain errors or defects;

•	conducting business abroad, including foreign currency risks;

•	the pace of 5G wireless network rollouts globally and their adoption by customers;

•	our ability to make focused investments in research and development; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”). If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.
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

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report, as well as the annual consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2018, contained in our Form 10-K.
Business Overview
Inseego Corp. is a leader in the design and development of mobile (advanced 4G and 5G NR), IoT and cloud solutions for large enterprise verticals, service providers and small and medium-sized businesses around the globe. Our product portfolio consists of fixed and mobile device-to-cloud solutions that provide compelling, intelligent, reliable and secure end-to-end IoT services with deep business intelligence. Inseego’s products and solutions power mission critical applications with a “zero unscheduled downtime” mandate, such as 5G fixed wireless access gateway solutions, 4G and 5G mobile broadband, industrial IoT, SD WAN failover management, asset tracking and fleet management services. Our solutions are powered by our key innovations in purpose-built SaaS cloud platforms, IoT and mobile technologies, including a suite of products employing the 5G NR standards.
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
We sell SaaS, software and services solutions across multiple mobile and industrial IoT vertical markets, including fleet management, vehicle telematics, aviation (ground service) telematics, usage-based insurance, stolen vehicle recovery, asset tracking, monitoring, business connectivity and subscription management. Our SaaS platforms are device-agnostic and provide a standardized, scalable way to order, connect and manage remote assets and to improve business operations. The platforms are flexible and support both on-premise server or cloud-based deployments and are the basis for the delivery of a wide range of IoT services in multiple industries.
Our SaaS delivery platforms include our Ctrack platforms, which provide fleet, vehicle, aviation, asset and other telematics applications, and our Device Management System, a hosted SaaS platform that helps organizations manage the selection, deployment and spend of their wireless assets by helping them to save money on personnel and telecom expenses.

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
Cost of Net Revenues. Cost of net revenues includes all costs associated with our contract manufacturers, distribution, fulfillment and repair services, delivery of SaaS services, warranty costs, amortization of intangible assets, royalties, operations overhead, costs associated with cancellation of purchase orders, tariffs and costs related to outside services. Also included in cost of net revenues are costs related to inventory adjustments, as well as any write downs for excess and obsolete inventory and abandoned product lines. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above.
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
General and administrative expenses include primarily corporate functions such as accounting, human resources, legal, administrative support and professional fees. This category also includes the expenses needed to operate as a publicly-traded company, including compliance with the Sarbanes-Oxley Act of 2002, as amended, SEC filings, stock exchange fees and investor relations expense. Although general and administrative expenses are not directly related to revenue levels, certain expenses, such as legal expenses and provisions for bad debts, may cause significant volatility in future general and administrative expenses which may, in turn, impact net revenue levels.
We have undertaken certain restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. Restructuring charges consist primarily of severance costs incurred in connection with the reduction of our workforce and facility exit-related costs.

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
Leases
Lessee
We serve as lessee in lease agreements for office space, automobiles and certain equipment. Certain of our leases contain provisions that provide for one or more options to renew at our sole discretion. The majority of our leases are comprised of fixed lease payments, with a small percentage of our real estate leases including lease payments subject to a rate or index which may be variable. Certain real estate leases also include executory costs such as common area maintenance (non-lease component). As a practical expedient permitted under the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), we have elected to account for the lease and non-lease components as a single lease component. Lease payments, which may include lease components and non-lease components, are included in the measurement of our lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract.
None of our lease agreements contain any material residual value guarantees or material restrictive covenants. As a result of our election of the package of practical expedients permitted within ASC 842, which among other things, allows for the carryforward of historical lease classification, all of our lease agreements in existence at the date of adoption that were classified as operating leases under ASC 840, Leases, have been classified as operating leases under ASC 842. Lease expense for payments related to our operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
Right-of-use assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to our operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available surrounding our borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives.
Lessor
Prior to January 1, 2019, and as previously disclosed in our Form 10-K for the year ended December 31, 2018, we derived revenue from customers who lease our monitoring devices. We recorded such revenue in accordance with the previous lease accounting guidance ASC 840, Leases, and determined that the leases qualify as operating leases.
Monitoring device leases in which we serve as lessor are classified as operating leases. Accordingly, rental devices are carried at historical cost less accumulated depreciation and impairment, if any, and are included in rental assets, net, on the condensed consolidated balance sheets.
Since the lease components meet the criteria for an operating lease under ASC 842, we have elected the practical expedient to combine the lease and the non-lease components because the service is the predominant element in the eyes of the customer and the pattern of service delivery is the same for both elements. We will account for the combined component as a single performance obligation under ASC 606, Revenue from Contracts with Customers.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net revenues. Net revenues for the three months ended March 31, 2019 were $48.6 million, compared to $46.7 million for the same period in 2018.
The following table details net revenues by product grouping (in thousands):

	Three Months Ended March 31,		Change
	2019	2018	$	%
IoT & Mobile Solutions	$32,781	$28,880	$3,901	13.5%
Enterprise SaaS Solutions	15,775	17,853	(2,078)	(11.6)%
Total	$48,556	$46,733	$1,823	3.9%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions net revenues is primarily a result of increased sales in the MiFi business, partially offset by a reduction in IoT sales.
Enterprise SaaS Solutions. The decrease in Enterprise SaaS Solutions net revenues is primarily a result of the movement in the South African Rand to U.S. Dollar foreign exchange rate, partially offset by increased Device Management System revenues.
Cost of net revenues. Cost of net revenues for the three months ended March 31, 2019 was $33.8 million, or 69.6% of net revenues, compared to $31.2 million, or 66.7% of net revenues, for the same period in 2018.
The following table details cost of net revenues by product grouping (in thousands):

	Three Months Ended March 31,		Change
	2019	2018	$	%
IoT & Mobile Solutions	$27,600	$23,752	$3,848	16.2%
Enterprise SaaS Solutions	6,196	6,862	(666)	(9.7)%
Impairment of abandoned product line, net of recoveries	—	576	(576)	(100.0)%
Total	$33,796	$31,190	$2,606	8.4%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions cost of net revenues is primarily a result of the increase in related net revenues.
Enterprise SaaS Solutions. The decrease in Enterprise SaaS Solutions cost of net revenues is primarily a result of the movement in the South African Rand to U.S. Dollar foreign exchange rate.
Impairment of abandoned product line, net of recoveries. The impairment of abandoned product line reflects the additional write down of certain inventory related to product lines which were abandoned during the fourth quarter of 2016, net of recoveries related to the subsequent sale of such abandoned products.
Gross profit. Gross profit for the three months ended March 31, 2019 was $14.8 million, or a gross margin of 30.4%, compared to $15.5 million, or a gross margin of 33.3%, for the same period in 2018. The decrease in gross profit was primarily attributable to an increase in sales of lower-margin products.
Research and development expenses. Research and development expenses for the three months ended March 31, 2019 were $3.5 million, or 7.2% of net revenues, compared to $5.0 million, or 10.6% of net revenues, for the same period in 2018. The decrease was primarily a result of the Company starting to capitalize certain additional research and development costs beginning in 2019.
Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2019 were $6.4 million, or 13.2% of net revenues, compared to $5.4 million, or 11.6% of net revenues, for the same period in 2018. The increase was primarily a result of an increase in employment costs attributable to an increase in headcount.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2019 were $6.5 million, or 13.3% of net revenues, compared to $6.5 million, or 13.9% of net revenues, for the same period in 2018.

Amortization of purchased intangible assets. The amortization of purchased intangible assets for the three months ended March 31, 2019 and 2018 was $0.9 million and $1.0 million, respectively.
Restructuring charges, net of recoveries. Restructuring charges, net of recoveries, for the three months ended March 31, 2019 and 2018 were $22,000 and $0.3 million, respectively, and predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Interest expense, net. Interest expense, net, for the three months ended March 31, 2019 and 2018 was $5.1 million and $5.1 million, respectively.
Other income, net. Other income, net, for the three months ended March 31, 2019 and 2018 was $0.3 million and $0.1 million, respectively, which primarily consisted of foreign currency transaction gains and losses.
Income tax provision. Income tax provision for the three months ended March 31, 2019 and 2018 was $0.2 million and $0.4 million, respectively, which primarily related to certain of our profitable entities in foreign jurisdictions.
Net loss (income) attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $14,000 for the three months ended March 31, 2019, compared to net loss attributable to noncontrolling interests of $10,000 for the same period in 2018.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. As of March 31, 2019, we had cash and cash equivalents of $31.9 million compared with cash and cash equivalents of $31.0 million as of December 31, 2018.
On August 6, 2018, the Company completed a private placement of 12,062,000 shares of common stock and warrants to purchase an additional 4,221,700 shares of common stock (the “2018 Warrants”), for gross proceeds of $19.7 million in cash. In connection with the private placement, the Company incurred issuance costs of approximately $0.5 million.
On March 28, 2019, the 2018 Warrants were exercised at an exercise price of $2.52 per share, for aggregate cash proceeds to the Company of approximately $10.6 million. In connection with the exercise of the 2018 Warrants, on March 28, 2019, the Company issued additional warrants to purchase 2,500,000 shares of common stock. The new warrants have an initial exercise price of $7.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable at any time on or after September 28, 2019, and will expire on June 30, 2022.
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
Under certain limited circumstances which are described in the Inseego Indenture, the Company may redeem all or a portion of the Inseego Notes at its option at a redemption price equal to 100% of the principal amount of the Inseego Notes to be redeemed, plus any accrued and unpaid interest on such Inseego Notes. The Inseego Notes are subject to repurchase by the Company at the option of the holders on June 15, 2020 (the “Optional Repurchase Date”) at a repurchase price in cash equal to 100% of the principal amount of the Inseego Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the Optional Repurchase Date.
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
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iii) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (iv) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (v) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. The Company’s remaining liability under the Settlement Agreement at March 31, 2019 consists of approximately $1.0 million in current liabilities and $1.0 million in long-term liabilities.

Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(5,033)	$(4,380)
Net cash used in investing activities	(4,320)	(856)
Net cash provided by (used in) financing activities	10,623	(130)
Effect of exchange rates on cash	(407)	280
Net increase (decrease) in cash, cash equivalents and restricted cash	863	(5,086)
Cash, cash equivalents and restricted cash, beginning of period	31,076	21,259
Cash, cash equivalents and restricted cash, end of period	$31,939	$16,173
Operating activities. Net cash used in operating activities was $5.0 million for the three months ended March 31, 2019, compared to net cash used in operating activities of $4.4 million for the same period in 2018. Net cash used in operating activities for the three months ended March 31, 2019 was primarily attributable to the net loss in the period and net cash used in working capital, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, provision for excess and obsolete inventory and share-based compensation expense. Net cash used in operating activities for the three months ended March 31, 2018 was primarily attributable to the net loss in the period and net cash used in working capital, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, provision for excess and obsolete inventory and share-based compensation expense.
Investing activities. Net cash used in investing activities during the three months ended March 31, 2019 was $4.3 million, compared to net cash used in investing activities of $0.9 million for the same period in 2018. Cash used in investing activities during the three months ended March 31, 2019 and 2018 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our solutions.
Financing activities. Net cash provided by financing activities during the three months ended March 31, 2019 was $10.6 million, compared to net cash used in financing activities of $0.1 million for the same period in 2018. Net cash provided by financing activities during the three months ended March 31, 2019 was primarily related to proceeds received from the exercise of warrants to purchase common stock and proceeds received from stock option exercises, partially offset by principal payments under finance lease obligations and taxes paid on vested restricted stock units. Net cash used in financing activities for the same period in 2018 was primarily related to repayments of DigiCore bank and overdraft facilities, principal payments under finance lease obligations, principal payments on a mortgage bond and taxes paid on vested restricted stock units.
Other Liquidity Needs
As of March 31, 2019, we had available cash and cash equivalents totaling $31.9 million and working capital of $33.4 million.
Our ability to attain more profitable operations and continue to generate positive cash flow is dependent upon achieving a level of revenues adequate to support our evolving cost structure. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. We believe that our cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet our cash flow needs for the next twelve months following the filing date of this report.
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
Contractual Obligations and Commercial Commitments
During the three months ended March 31, 2019, there were no material changes to our contractual obligations and commercial commitments from those disclosed in our Form 10-K.
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
During the three months ended March 31, 2019, there were no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Form 10-K.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rule 13a-15(b) promulgated under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2019, there were no unregistered sales of the Company’s equity securities during the three-month period ended March 31, 2019.

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

4.1
Common Stock Purchase Warrant issued to Golden Harbor Ltd., dated March 28, 2019, by Inseego Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 28, 2019).

4.2
Common Stock Purchase Warrant issued to North Sound Trading, L.P., dated March 28, 2019, by Inseego Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 28, 2019).

4.3
Amendment No. 3 to Rights Agreement, dated March 28, 2019, by and between Inseego Corp. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed March 28, 2019).

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
101**
The following financial statements and footnotes from the Inseego Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Stockholders' Deficit; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 9, 2019	Inseego Corp.

	By:	/s/ DAN MONDOR
Dan Mondor
Chief Executive Officer

By:	/s/ STEPHEN SMITH
Stephen Smith
Chief Financial Officer