Form 10-Q
period 2019-06-30
INSEEGO CORP.
filed 2019-08-09
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to                     .
Commission File Number: 001-38358

INSEEGO CORP.
(Exact name of registrant as specified in its charter)

Delaware		81-3377646
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

12600 Deerfield Parkway, Suite 100
Alpharetta	Georgia	30004
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: (858) 812-3400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	INSG	Nasdaq Global Select Market
Preferred Stock Purchase Rights
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 2, 2019 was 79,531,512.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,268	$31,015
Restricted cash	61	61
Accounts receivable, net of allowance for doubtful accounts of $1,859 and $1,841, respectively	19,607	20,633
Inventories, net	29,392	26,431
Prepaid expenses and other	7,308	6,212
Total current assets	76,636	84,352
Property, plant and equipment, net of accumulated depreciation of $13,943 and $18,436, respectively	9,224	6,698
Rental assets, net of accumulated depreciation of $12,140 and $10,879, respectively	5,232	5,769
Intangible assets, net of accumulated amortization of $26,764 and $22,101, respectively	36,760	31,985
Goodwill	33,584	32,942
Right-of-use assets, net	2,709	—
Other assets	509	510
Total assets	$164,654	$162,256
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$35,856	$39,245
Accrued expenses and other current liabilities	14,088	13,024
Convertible senior notes, net	97,194	—
Term loan, net	45,792	—
DigiCore bank facilities	1,046	1,412
Total current liabilities	193,976	53,681
Long-term liabilities:
Convertible senior notes, net	—	93,054
Term loan, net	—	45,046
Deferred tax liabilities, net	4,559	4,457
Other long-term liabilities	3,447	2,543
Total liabilities	201,982	198,781
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized and none outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 78,985,095 and 73,979,882 shares issued and outstanding, respectively	79	74
Additional paid-in capital	562,405	546,230
Accumulated other comprehensive loss	(3,670)	(4,877)
Accumulated deficit	(596,081)	(577,817)
Total stockholders’ deficit attributable to Inseego Corp.	(37,267)	(36,390)
Noncontrolling interests	(61)	(135)
Total stockholders’ deficit	(37,328)	(36,525)
Total liabilities and stockholders’ deficit	$164,654	$162,256
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
IoT & Mobile Solutions	$39,983	$31,741	$72,764	$60,621
Enterprise SaaS Solutions	15,908	17,316	31,683	35,169
Total net revenues	55,891	49,057	104,447	95,790
Cost of net revenues:
IoT & Mobile Solutions	33,986	24,623	61,586	48,375
Enterprise SaaS Solutions	6,350	6,998	12,546	13,860
Impairment of abandoned product line, net of recoveries	—	(221)	—	355
Total cost of net revenues	40,336	31,400	74,132	62,590
Gross profit	15,555	17,657	30,315	33,200
Operating costs and expenses:
Research and development	5,188	4,968	8,673	9,944
Sales and marketing	7,229	5,635	13,620	11,050
General and administrative	7,449	6,302	13,901	12,797
Amortization of purchased intangible assets	857	931	1,728	1,895
Restructuring charges, net of recoveries	15	643	37	920
Total operating costs and expenses	20,738	18,479	37,959	36,606
Operating loss	(5,183)	(822)	(7,644)	(3,406)
Other expense:
Interest expense, net	(5,142)	(5,147)	(10,217)	(10,247)
Other income (expense), net	(72)	(438)	241	(374)
Loss before income taxes	(10,397)	(6,407)	(17,620)	(14,027)
Income tax provision	322	272	570	712
Net loss	(10,719)	(6,679)	(18,190)	(14,739)
Less: Net loss (income) attributable to noncontrolling interests	(60)	19	(74)	29
Net loss attributable to Inseego Corp.	$(10,779)	$(6,660)	$(18,264)	$(14,710)
Per share data:
Net loss per share:
Basic and diluted	$(0.14)	$(0.11)	$(0.24)	$(0.24)
Weighted-average shares used in computation of net loss per share:
Basic and diluted	78,844,666	61,468,129	76,618,142	61,096,886

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(10,719)	$(6,679)	$(18,190)	$(14,739)
Foreign currency translation adjustment	1,790	(9,969)	1,207	(6,792)
Total comprehensive loss	$(8,929)	$(16,648)	$(16,983)	$(21,531)

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance, March 31, 2018	59,222	$59	$520,793	$7,781	$(577,809)	$(60)	$(49,236)
Net loss	—	—	—	—	(6,660)	(19)	(6,679)
Foreign currency translation adjustment	—	—	—	(9,969)	—	—	(9,969)
Exercise of stock options and vesting of restricted stock units	521	1	350	—	—	—	351
Taxes withheld on net settled vesting of restricted stock units	—	—	(174)	—	—	—	(174)
Share-based compensation	—	—	1,064	—	—	—	1,064
Balance, June 30, 2018	59,743	$60	$522,033	$(2,188)	$(584,469)	$(79)	$(64,643)

Balance, March 31, 2019	78,699	$79	$558,208	$(5,460)	$(585,302)	$(121)	$(32,596)
Net income (loss)	—	—	—	—	(10,779)	60	(10,719)
Foreign currency translation adjustment	—	—	—	1,790	—	—	1,790
Exercise of stock options and vesting of restricted stock units	240	—	517	—	—	—	517
Taxes withheld on net settled vesting of restricted stock units	—	—	(206)	—	—	—	(206)
Issuance of common shares	46	—	241	—	—	—	241
Share-based compensation	—	—	3,645	—	—	—	3,645
Balance, June 30, 2019	78,985	$79	$562,405	$(3,670)	$(596,081)	$(61)	$(37,328)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2017	58,645	$59	$519,531	$4,604	$(569,759)	$(50)	$(45,615)
Net loss	—	—	—	—	(14,710)	(29)	(14,739)
Foreign currency translation adjustment	—	—	—	(6,792)	—	—	(6,792)
Exercise of stock options and vesting of restricted stock units	1,098	1	871	—	—	—	872
Taxes withheld on net settled vesting of restricted stock units	—	—	(313)	—	—	—	(313)
Share-based compensation	—	—	1,944	—	—	—	1,944
Balance, June 30, 2018	59,743	$60	$522,033	$(2,188)	$(584,469)	$(79)	$(64,643)

Balance, December 31, 2018	73,980	$74	$546,230	$(4,877)	$(577,817)	$(135)	$(36,525)
Net income (loss)	—	—	—	—	(18,264)	74	(18,190)
Foreign currency translation adjustment	—	—	—	1,207	—	—	1,207
Exercise of stock options and vesting of restricted stock units	737	1	915	—	—	—	916
Taxes withheld on net settled vesting of restricted stock units	—	—	(318)	—	—	—	(318)
Issuance of common shares	46	—	241	—	—	—	241
Exercise of warrants	4,222	4	10,635	—	—	—	10,639
Share-based compensation	—	—	4,702	—	—	—	4,702
Balance, June 30, 2019	78,985	$79	$562,405	$(3,670)	$(596,081)	$(61)	$(37,328)

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(18,190)	$(14,739)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,208	7,319
Provision for bad debts, net of recoveries	385	314
Provision for excess and obsolete inventory, net of recoveries	336	1,076
Share-based compensation expense	4,702	1,944
Amortization of debt discount and debt issuance costs	4,886	4,886
Deferred income taxes	(17)	(6)
Other	680	965
Changes in assets and liabilities:
Accounts receivable	688	(8,676)
Inventories	(4,608)	3,503
Prepaid expenses and other assets	(1,208)	2,881
Accounts payable	(3,861)	904
Accrued expenses, income taxes, and other	(1,056)	532
Net cash provided by (used in) operating activities	(10,055)	903
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,973)	(653)
Proceeds from the sale of property, plant and equipment	454	30
Additions to capitalized software development costs and purchases of intangible assets	(8,801)	(1,099)
Net cash used in investing activities	(11,320)	(1,722)
Cash flows from financing activities:
Proceeds from the exercise of warrant to purchase common stock	10,639	—
Net repayment of DigiCore bank and overdraft facilities	(394)	(208)
Principal payments under finance lease obligations	(532)	(360)
Principal payments on mortgage bond	—	(166)
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	598	559
Net cash provided by (used in) financing activities	10,311	(175)
Effect of exchange rates on cash	317	(1,368)
Net decrease in cash, cash equivalents and restricted cash	(10,747)	(2,362)
Cash, cash equivalents and restricted cash, beginning of period	31,076	21,259
Cash, cash equivalents and restricted cash, end of period	$20,329	$18,897
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,327	$5,362
Income taxes	$642	$545
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$1,636	$2,176
Capital expenditures financed through accounts payable	$2,026	$25
Right-of-use assets obtained in exchange for operating leases liabilities	$3,554	$—
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Inseego Corp. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at June 30, 2019 and the results of the Company’s operations for the six months ended June 30, 2019 and 2018 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end condensed consolidated balance sheet data as of December 31, 2018 was derived from the Company’s audited consolidated financial statements and may not include all disclosures required by accounting principles generally accepted in the United States. Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net loss, assets, liabilities or stockholders’ deficit. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
As of June 30, 2019, the Company had available cash and cash equivalents totaling $20.3 million and a working capital deficit of $117.3 million
In order to make continued investments in its growth plan, on August 9, 2019, the Company issued and sold 10,000 shares of Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”), for an aggregate purchase price of $10.0 million. For additional information see Note 13, Subsequent Events.
Under the terms of the indenture governing the Inseego Notes (as defined below), each holder of the notes has the right to require the Company to repurchase its notes for cash on June 15, 2020 (the “Optional Repurchase Date”). Should noteholders exercise this right, in addition to the Company’s obligation to repurchase the notes, such repurchase would constitute a default under the Company’s Credit Agreement (as defined below). In addition, the Novatel Wireless Notes (as defined below) are scheduled to mature on June 15, 2020.
Based on the above, the Company’s management does not believe that its current cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet its working capital needs, including any required repurchase of the Inseego Notes and repayment of the Credit Agreement and Novatel Wireless Notes, without additional sources of cash. These circumstances, unless mitigated, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan to mitigate the substantial doubt as to its ability to continue as a going concern is through the restructuring of its existing debt or issuance of additional debt or equity securities.
The Company’s liquidity could also be impaired if there is any interruption in its business operations, a material failure to satisfy its contractual commitments or a failure to generate revenue from new or existing products. Ultimately, the Company’s ability to attain profitability and to generate positive cash flow is dependent upon achieving a level of revenues adequate to support its evolving cost structure and increasing working capital needs. If events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to raise additional capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on its ability to achieve its intended business objectives. There can be no assurance that any required or desired restructuring or financing will be available on terms favorable to the Company, or at all. In addition, in order to obtain additional borrowings, the Company must comply with certain requirements under the Credit Agreement and the Inseego Indenture (as defined below). If additional funds are raised by the issuance of equity securities, Company stockholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of the Company’s common stock. If additional funds are raised by the issuance of debt securities, the Company may be subject to additional limitations on its operations.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
SaaS and Other Services. SaaS subscription revenue is recognized over time on a ratable basis over the contract term beginning on the date that its service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of contracts being one to three years. Telematics includes a device which collects and transmits the information from the vehicle or other asset. The Company’s customers have an option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the hardware device, the Company recognizes the revenue at a point in time as discussed above in the hardware revenue recognition disclosure. Prior to adoption of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), on January 1, 2019, if the customer chose to lease the monitoring device, the Company accounted for the monitoring device lease as an operating lease, recognized the revenue for the monitoring device lease over the term of the contract and recorded such revenue in accordance with the previous lease accounting guidance in ASC 840, Leases. Under the new standard, because the Company’s rental asset lease contracts qualify as operating leases under ASC 842 and the contracts also include services to operate the underlying asset, and to maintain the asset, the Company has elected the practical expedient to combine the lease and the non-lease components because the service is the predominant element in the eyes of the customer and the pattern of service delivery is the same for both elements. The Company recognizes revenue over time on a ratable basis over the term of the contract.
Maintenance and support services revenue. Periodically, the Company sells separately priced warranty contracts that extend beyond the Company’s base warranty period. The separately priced service contracts range from 12 months to 36 months. The Company typically receives payment at the inception of the contract and recognizes revenue as earned on a straight-line basis over the term of the contract.
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
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of June 30, 2019.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for similar to previous guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases. The Company adopted the standard on January 1, 2019, the date it became effective for public companies, using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. Upon adoption, the Company elected the package of practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classification. The Company also elected the practical expedient provided in a subsequent amendment to the standard that removed the requirement to separate lease and non-lease components, provided certain conditions were met. Refer to Note 10, Leases, for the impact of the adoption of this guidance on the Company’s condensed consolidated financial statements.
2. Financial Statement Details
Inventories, net
Inventories, net, consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Finished goods	$24,751	$14,797
Raw materials and components	4,641	11,634
Total inventories, net	$29,392	$26,431

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Royalties	$1,835	$1,727
Payroll and related expenses	2,248	2,415
Professional fees	522	514
Accrued interest	239	239
Deferred revenue	2,318	2,048
Operating lease liabilities	1,507	—
Acquisition-related liabilities	1,000	1,000
Other	4,419	5,081
Total accrued expenses and other current liabilities	$14,088	$13,024

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$20,268	$31,015	$18,836	$21,198
Restricted cash	61	61	61	61
Total cash, cash equivalents and restricted cash	$20,329	$31,076	$18,897	$21,259

As of June 30, 2019, restricted cash included collateral requirements related to the Company’s corporate credit card program.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the six months ended June 30, 2019.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of June 30, 2019 (in thousands):

	Balance as of June 30, 2019	Level 1
Assets:
Cash equivalents
Money market funds	$125	$125
Total cash equivalents	$125	$125

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2018 (in thousands):

	Balance as of December 31, 2018	Level 1
Assets:
Cash equivalents
Money market funds	$10,085	$10,085
Total cash equivalents	$10,085	$10,085

Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its $105.1 million in Convertible Notes (as defined below) (see Note 4, Debt). The Company carries its Convertible Notes at amortized cost. The debt and equity components of the Convertible Notes were measured using Level 3 inputs and are not measured on a recurring basis. It is not practicable to determine the fair value of the Convertible Notes due to the lack of information available to calculate the fair value of such notes. The carrying value of the liability component of the Convertible Notes was $97.2 million and $93.1 million as of June 30, 2019 and December 31, 2018, respectively.
4. Debt
Term Loan
On August 23, 2017, the Company and certain of its direct and indirect subsidiaries (the “Guarantors”) entered into a credit agreement (the “Credit Agreement”) with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and certain funds managed by Highbridge Capital Management, LLC, as lenders (the “Lenders”). Pursuant to the Credit Agreement, the Lenders provided the Company with a term loan in the principal amount of $48.0 million (the “Term Loan”) with a maturity date of August 23, 2020 (the “Maturity Date”). In conjunction with the closing of the Term Loan, the Company received proceeds of $46.9 million, $35.0 million of which was funded to the Company in cash on the closing date, net of an original issue discount and commitment fee, and the remaining $11.9 million of which was funded through the Company’s repurchase and cancellation of approximately $14.9 million of its outstanding Inseego Notes pursuant to the terms of the Note Purchase Agreement (as defined below). The Company paid issuance costs of approximately $0.5 million. Additionally, the Company issued shares of its common stock and accrued an exit fee, which, when combined with the original debt discount and commitment fee, resulted in a total debt discount of approximately $4.0 million.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As required by the terms of the Credit Agreement, during the year ended December 31, 2018, the Company repaid $0.5 million of principal on the Term Loan in connection with the Settlement Agreement, as defined below (see Note 9, Commitments and Contingencies).
At June 30, 2019, approximately $10.3 million of the Term Loan was held by related parties. On July 10, 2019, subsequent to the balance sheet date, such related parties acquired an additional $29.2 million of the Term Loan.
The Term Loan consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Principal	$47,500	$47,500
Less: unamortized debt discount and debt issuance costs	(1,708)	(2,454)
Net carrying amount	$45,792	$45,046

The Term Loan is reflected as a current liability on the Company’s balance sheet because the payment obligations described below with respect to the Convertible Notes will trigger acceleration of the amounts due pursuant to the Credit Agreement.
The effective interest rate on the Term Loan was 13.70% for the six months ended June 30, 2019. The following table sets forth total interest expense recognized related to the Term Loan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	$1,210	$1,173	$2,390	$2,267
Amortization of debt discount	333	333	666	666
Amortization of debt issuance costs	40	40	80	80
Total interest expense	$1,583	$1,546	$3,136	$3,013

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
Because the Novatel Wireless Notes will mature within the next twelve months, the Company has included such indebtedness as a current liability on its balance sheet.

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
Under certain limited circumstances which are described in the Inseego Indenture, the Company may redeem all or a portion of the Inseego Notes at its option, at a redemption price equal to 100% of the principal amount of the Inseego Notes to be redeemed, plus any accrued and unpaid interest on such Inseego Notes. The Inseego Notes are subject to repurchase by the Company at the option of the holders on the Optional Repurchase Date at a repurchase price in cash equal to 100% of the principal amount of the Inseego Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the Optional Repurchase Date. If the Company undergoes a “fundamental change” (as defined in the Inseego Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or part of their Inseego Notes in principal amounts of $1,000, or an integral multiple of $1,000 in excess thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the Inseego Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date, subject to the right of holders as of the close of business on an interest record date to receive the related interest.
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
At June 30, 2019, approximately $19.4 million of the Inseego Notes were held by related parties. On July 23, 2019, subsequent to the balance sheet date, such related parties acquired an additional $25.4 million of the Inseego Notes.
Because the Optional Repurchase Date will occur within the next twelve months, the Company has included such indebtedness as a current liability on its balance sheet.

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
The Convertible Notes consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Liability component:
Principal	$105,125	$105,125
Less: unamortized debt discount and debt issuance costs	(7,931)	(12,071)
Net carrying amount	$97,194	$93,054
Equity component	$41,905	$41,905

The effective interest rate on the liability component of the Convertible Notes was 14.47% for the six months ended June 30, 2019. The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	$1,445	$1,445	$2,891	$2,891
Amortization of debt discount	1,955	1,955	3,911	3,911
Amortization of debt issuance costs	115	115	229	229
Total interest expense	$3,515	$3,515	$7,031	$7,031

5. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$574	$20	$697	$74
Research and development	957	193	1,132	408
Sales and marketing	818	235	1,032	448
General and administrative	1,296	616	1,841	1,014
Total	$3,645	$1,064	$4,702	$1,944

Stock Options
The following table summarizes the Company’s stock option activity:

Outstanding — December 31, 2018	8,796,212
Granted	825,757
Exercised	(414,792)
Canceled	(666,318)
Outstanding — June 30, 2019	8,540,859
Exercisable — June 30, 2019	2,868,281

At June 30, 2019, total unrecognized compensation expense related to stock options was $5.8 million, which is expected to be recognized over a weighted-average period of 2.59 years.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

Non-vested — December 31, 2018	454,382
Granted	273,867
Vested	(275,534)
Forfeited	(48,750)
Non-vested — June 30, 2019	403,965

At June 30, 2019, total unrecognized compensation expense related to RSUs was $0.8 million, which is expected to be recognized over a weighted-average period of 1.41 years.
6. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net loss attributable to Inseego Corp. by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting primarily of the Convertible Notes calculated using the if-converted and treasury stock method and warrants, stock options and RSUs calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.
For the three months ended June 30, 2019, the computation of diluted EPS excluded 35,777,398 shares related to the Convertible Notes, warrants, stock options and RSUs as their effect would have been anti-dilutive. For the six months ended June 30, 2019, the computation of diluted EPS excluded 35,760,242 shares primarily related to the Convertible Notes, warrants, stock options and RSUs as their effect would have been anti-dilutive.
7. Private Placement
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States and Canada	$41,459	$32,562	$74,953	$62,668
South Africa	8,558	10,208	16,927	20,893
Other	5,874	6,287	12,567	12,229
Total	$55,891	$49,057	$104,447	$95,790

Concentrations of Risk
For the three months ended June 30, 2019 and 2018, one customer accounted for 56.0% and 45.1% of net revenues, respectively. For the six months ended June 30, 2019 and 2018, one customer accounted for 54.7% and 46.9% of net revenues, respectively.
As of June 30, 2019, two customers accounted for 27.3% and 11.0% of accounts receivable, net, respectively. As of December 31, 2018, two customers accounted for 30.5% and 12.8% of accounts receivable, net, respectively.
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
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately instruct its transfer agent to permit the transfer or sale of 973,333 shares of the Company’s common stock that the Company had issued to the former stockholders of RER in March 2017, (iii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iv) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (v) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (vi) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. The Company’s remaining liability under the Settlement Agreement at June 30, 2019 consists of approximately $1.0 million in current liabilities and $1.0 million in long-term liabilities.
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

10. Leases
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
Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of June 30, 2019, the Company had right-of-use assets of $2.7 million and lease liabilities related to its operating leases of $2.8 million. Right-of-use assets are included in right-of-use assets, net, on the condensed consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in accrued expenses and other liabilities and other long-term liabilities on the condensed consolidated balance sheet. As of June 30, 2019, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were 2.3 years and 9.1%, respectively.
During the three and six months ended June 30, 2019, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $0.5 million and $1.0 million, respectively, which is included as an operating cash outflow within the consolidated statements of cash flows. During the three and six months ended June 30, 2019, the operating lease costs related to the Company’s operating leases were approximately $0.4 million and $0.9 million, respectively, which is included in operating costs and expenses in the condensed consolidated statements of operations. During the three months ended June 30, 2019, the Company did not enter into any lease agreements set to commence in the future and there were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability, other than those lease assets recorded upon implementation.
The future minimum payments under operating leases were as follows at June 30, 2019 (in thousands):

2019 (remainder)	$1,038
2020	1,038
2021	627
2022	348
2023	61
Total minimum operating lease payments	3,112
Less: amounts representing interest	(299)
Present value of net minimum operating lease payments	2,813
Less: current portion	(1,507)
Long-term portion of operating lease obligations	$1,306

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
11. Income Taxes
The Company’s income tax provision of $0.3 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively, consisting primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company has income tax expense rather than an expected benefit based on statutory rates primarily due to full valuation allowances at most of its entities.
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
The following table sets forth activity in the restructuring liability for the six months ended June 30, 2019 (in thousands):

	Balance at December 31, 2018	Costs Incurred	Payments	Balance at June 30, 2019	Cumulative Costs Incurred to Date
2015 Initiatives
Employee Severance Costs	$—	$—	$—	$—	$4,131
Facility Exit Related Costs	634	37	(235)	436	1,879
Total	$634	$37	$(235)	$436	$6,010

The balance of the restructuring liability at June 30, 2019 consists of approximately $0.4 million in current liabilities.
13. Subsequent Events
On July 26, 2019, the Company issued 196,463 shares of its common stock, par value $0.001 per share, to the former stockholders of RER as partial consideration pursuant to the terms of the Settlement Agreement. The shares were issued in reliance upon exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. See Note 9, Commitments and Contingencies, for additional information regarding the Settlement Agreement.
On August 9, 2019, the Company completed a private placement of 10,000 shares of Series E Preferred Stock for an aggregate purchase price of $10.0 million in accordance with the terms and provisions of a Securities Purchase Agreement, dated August 9, 2019, by and among the Company and certain accredited investors. Each share of Series E Preferred Stock entitles the holder thereof to receive, when, as and if declared by the Company out of assets legally available therefor, cumulative cash dividends at an annual rate of 9.00% payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on October 1, 2019. If dividends are not declared and paid in any quarter, or if such dividends are declared but holders of the Series E Preferred Stock elect not to receive them in cash, the quarterly dividend will be deemed to

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

accrue and will be added to the Series E Base Amount. The Series E Preferred Stock has no voting rights unless otherwise required by law. The Series E Preferred Stock is perpetual and has no maturity date. However, the Company may, at its option, redeem shares of the Series E Preferred Stock, in whole or in part, on or after July 1, 2022, at a price equal to 110% of the Series E Base Amount plus (without duplication) any accrued and unpaid dividends. The “Series E Base Amount” means $1,000 per share, plus any accrued but unpaid dividends, whether or not declared by the Company’s board of directors, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series E Preferred Stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holder of common stock or any other junior securities, the Series E Base Amount plus (without duplication) any accrued and unpaid dividends.

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

Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Net revenues. Net revenues for the three months ended June 30, 2019 were $55.9 million, compared to $49.1 million for the same period in 2018.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
Product Category	2019	2018	$	%
IoT & Mobile Solutions	$39,983	$31,741	$8,242	26.0%
Enterprise SaaS Solutions	15,908	17,316	(1,408)	(8.1)%
Total	$55,891	$49,057	$6,834	13.9%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions net revenues is primarily a result of increased sales in our LTE gigabit hotspots related to our MiFi business, partially offset by a reduction in IoT sales.
Enterprise SaaS Solutions. The decrease in Enterprise SaaS Solutions net revenues is primarily a result of the movement in the South African Rand to U.S. Dollar foreign exchange rate, partially offset by increased Device Management System revenues.
Cost of net revenues. Cost of net revenues for the three months ended June 30, 2019 was $40.3 million, or 72.2% of net revenues, compared to $31.4 million, or 64.0% of net revenues, for the same period in 2018.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
Product Category	2019	2018	$	%
IoT & Mobile Solutions	$33,986	$24,623	$9,363	38.0%
Enterprise SaaS Solutions	6,350	6,998	(648)	(9.3)%
Impairment of abandoned product line, net of recoveries	—	(221)	221	(100.0)%
Total	$40,336	$31,400	$8,936	28.5%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions cost of net revenues is primarily a result of the increased sales in our LTE gigabit hotspot, as well as associated expenses such as freight and royalties. In addition, the cost per unit is higher on the LTE gigabit hotspot as compared to the older generation of hotspot.
Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues decreased as a result of the movement in the South African Rand to U.S. Dollar foreign exchange rate, partially offset by an increase resulting from the increase in related Device Management System revenues.
Impairment of abandoned product line, net of recoveries. The impairment of abandoned product line, net of recoveries, in 2018 reflects additional write downs of the value of certain inventory related to product lines that were abandoned during the fourth quarter of 2016, net of recoveries related to the subsequent sale of such abandoned products.
Gross profit. Gross profit for the three months ended June 30, 2019 was $15.6 million, or a gross margin of 27.8%, compared to $17.7 million, or a gross margin of 36.0% for the same period in 2018. The decrease in gross profit was primarily attributable to the decline in MiFi gross margins, the decline in IoT volumes, and the movement in the South African Rand to U.S. Dollar foreign exchange rate.
Research and development expenses. Research and development expenses for the three months ended June 30, 2019 were $5.2 million, or 9.3% of net revenues, compared to $5.0 million, or 10.1% of net revenues, for the same period in 2018. The increase was primarily a result of an increase in employment costs attributable to an increase in headcount and an increase in share-based compensation related to an equity bonus, partially offset by the Company starting to capitalize certain additional research and development costs beginning in 2019.

Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2019 were $7.2 million, or 12.9% of net revenues, compared to $5.6 million, or 11.5% of net revenues, for the same period in 2018. The increase was primarily a result of an increase in employment costs attributable to an increase in headcount, as well as an increase in share-based compensation related to an equity bonus.
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2019 were $7.4 million, or 13.3% of net revenues, compared to $6.3 million, or 12.8% of net revenues, for the same period in 2018. The increase was primarily a result of an increase in share-based compensation related to an equity bonus.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for the three months ended June 30, 2019 and 2018 was $0.9 million and $0.9 million, respectively.
Restructuring charges, net of recoveries. Restructuring charges, net of recoveries, for the three months ended June 30, 2019 and 2018 were $15,000 and $0.6 million, respectively, and primarily consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Interest expense, net. Interest expense, net, for the three months ended June 30, 2019 and 2018 was $5.1 million and $5.1 million, respectively.
Other income (expense), net. Other expense, net, for the three months ended June 30, 2019 was $0.1 million, which primarily consisted of gains on the sale of certain fixed assets, partially offset by foreign currency transaction gains and losses. Other expense, net, for the three months ended June 30, 2018 was $0.4 million, which primarily consisted of foreign currency transaction gains and losses.
Income tax provision. Income tax provision for the three months ended June 30, 2019 and 2018 was $0.3 million and $0.3 million, respectively, which primarily related to certain of our profitable entities in foreign jurisdictions.
Net loss (income) attributable to noncontrolling interests. Net income attributable to noncontrolling interests for the three months ended June 30, 2019 was $0.1 million, compared to a net loss attributable to noncontrolling interests of $19,000 for the same period in 2018.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net revenues. Net revenues for the six months ended June 30, 2019 were $104.4 million, compared to $95.8 million for the same period in 2018.
The following table details net revenues by product grouping (in thousands):

	Six Months Ended June 30,		Change
	2019	2018	$	%
IoT & Mobile Solutions	$72,764	$60,621	$12,143	20.0%
Enterprise SaaS Solutions	31,683	35,169	(3,486)	(9.9)%
Total	$104,447	$95,790	$8,657	9.0%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions net revenues is primarily a result of increased sales in our LTE gigabit hotspots related to our MiFi business, partially offset by a reduction in IoT sales.
Enterprise SaaS Solutions. The decrease in Enterprise SaaS Solutions net revenues is primarily a result of the movement in the South African Rand to U.S. Dollar foreign exchange rate, partially offset by increased Device Management System revenues.

Cost of net revenues. Cost of net revenues for the six months ended June 30, 2019 was $74.1 million, or 71.0% of net revenues, compared to $62.6 million, or 65.3% of net revenues, for the same period in 2018.
The following table details cost of net revenues by product grouping (in thousands):

	Six Months Ended June 30,		Change
	2019	2018	$	%
IoT & Mobile Solutions	$61,586	$48,375	$13,211	27.3%
Enterprise SaaS Solutions	12,546	13,860	(1,314)	(9.5)%
Impairment of abandoned product line, net of recoveries	—	355	(355)	(100.0)%
Total	$74,132	$62,590	$11,542	18.4%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions cost of net revenues is primarily a result of the increase in related net revenues.
Enterprise SaaS Solutions. The decrease in Enterprise SaaS Solutions cost of net revenues is primarily a result of the movement in the South African Rand to U.S. Dollar foreign exchange rate, partially offset by an increase resulting from the increase in related Device Management System revenues.
Impairment of abandoned product line, net of recoveries. The impairment of abandoned product line in 2018 reflects the additional write down of certain inventory related to product lines which were abandoned during the fourth quarter of 2016, net of recoveries related to the subsequent sale of such abandoned products.
Gross profit. Gross profit for the six months ended June 30, 2019 was $30.3 million, or a gross margin of 29.0%, compared to $33.2 million, or a gross margin of 34.7%, for the same period in 2018. The decrease in gross profit was primarily attributable to an increase in sales of lower-margin products.
Research and development expenses. Research and development expenses for the six months ended June 30, 2019 were $8.7 million, or 8.3% of net revenues, compared to $9.9 million, or 10.4% of net revenues, for the same period in 2018. The decrease was primarily a result of the Company starting to capitalize certain additional research and development costs beginning in 2019, partially offset by an increase in employment costs attributable to an increase in headcount and an increase in share-based compensation related to an equity bonus.
Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2019 were $13.6 million, or 13.0% of net revenues, compared to $11.1 million, or 11.5% of net revenues, for the same period in 2018. The increase was primarily a result of an increase in employment costs attributable to an increase in headcount and an increase in share-based compensation related to an equity bonus.
General and administrative expenses. General and administrative expenses for the six months ended June 30, 2019 were $13.9 million, or 13.3% of net revenues, compared to $12.8 million, or 13.4% of net revenues, for the same period in 2018. The increase was primarily a result of an increase in employment costs attributable to an increase in headcount and an increase in share-based compensation related to an equity bonus.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the six months ended June 30, 2019 and 2018 was $1.7 million and $1.9 million, respectively.
Restructuring charges, net of recoveries. Restructuring charges, net of recoveries, for the six months ended June 30, 2019 and 2018 were $37,000 and $0.9 million, respectively, and predominantly consisted of severance costs incurred in connection with the reduction of our workforce, as well as facility exit related costs.
Interest expense, net. Interest expense, net, for the six months ended June 30, 2019 and 2018 was $10.2 million and $10.2 million, respectively.
Other income (expense), net. Other income, net, for the six months ended June 30, 2019 was $0.2 million, which primarily consisted of gains on the sale of certain fixed assets, partially offset by foreign currency transaction gains and losses. Other expense, net, for the six months ended June 30, 2018 was $0.4 million, which primarily consisted of foreign currency transaction gains and losses.
Income tax provision. Income tax provision for the six months ended June 30, 2019 and 2018 was $0.6 million and $0.7 million, respectively, which primarily related to certain of our profitable entities in foreign jurisdictions.

Net loss (income) attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.1 million for the six months ended June 30, 2019, compared to net loss attributable to noncontrolling interests of $29,000 for the same period in 2018.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. As of June 30, 2019, we had cash and cash equivalents of $20.3 million compared with cash and cash equivalents of $31.0 million as of December 31, 2018.
On August 9, 2019, we completed a private placement of 10,000 shares of Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”), for an aggregate purchase price of $10.0 million in accordance with the terms and provisions of a Securities Purchase Agreement, dated August 9, 2019, by and among the Company and certain accredited investors. Each share of Series E Preferred Stock entitles the holder thereof to receive, when, as and if declared by the Company out of assets legally available therefor, cumulative cash dividends at an annual rate of 9.00% payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on October 1, 2019. If dividends are not declared and paid in any quarter, or if such dividends are declared but holders of the Series E Preferred Stock elect not to receive them in cash, the quarterly dividend will be deemed to accrue and will be added to the Series E Base Amount. The Series E Preferred Stock has no voting rights unless otherwise required by law. The Series E Preferred Stock is perpetual and has no maturity date. However, we may, at our option, redeem shares of the Series E Preferred Stock, in whole or in part, on or after July 1, 2022, at a price equal to 110% of the Series E Base Amount plus (without duplication) any accrued and unpaid dividends. The “Series E Base Amount” means $1,000 per share, plus any accrued but unpaid dividends, whether or not declared by our board of directors, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series E Preferred Stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holder of common stock or any other junior securities, the Series E Base Amount plus (without duplication) any accrued and unpaid dividends.
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
At June 30, 2019, approximately $10.3 million of the Term Loan was held by related parties. On July 10, 2019, subsequent to the balance sheet date, such related parties acquired an additional $29.2 million of the Term Loan.
The Term Loan is reflected as a current liability on the Company’s balance sheet because the payment obligations described below with respect to the Convertible Notes will trigger acceleration of the amounts due pursuant to the Credit Agreement.
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
As previously discussed, the Novatel Wireless Notes mature on June 15, 2020 and the Inseego Notes mature on June 15, 2022. The Inseego Notes are subject to repurchase by the Company at the option of the holders on the Optional Repurchase Date. Because management intends to restructure the Company’s debt prior to the Optional Repurchase Date, management does not believe that the repurchase option will ultimately be exercised.
At June 30, 2019, approximately $19.4 million of the Inseego Notes were held by related parties. On July 23, 2019, subsequent to the balance sheet date, such related parties acquired an additional $25.4 million of the Inseego Notes.
Because the Novatel Wireless Notes will mature within the next twelve months and the Optional Repurchase Date will occur within the next twelve months, the Company has included the Convertible Notes indebtedness as a current liability on its balance sheet.
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
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018,

(ii) immediately instruct its transfer agent to permit the transfer or sale of 973,333 shares of the Company’s common stock that the Company had issued to the former stockholders of RER in March 2017, (iii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iv) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (v) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (vi) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. The Company’s remaining liability under the Settlement Agreement at June 30, 2019 consists of approximately $1.0 million in current liabilities and $1.0 million in long-term liabilities.
Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$(10,055)	$903
Net cash used in investing activities	(11,320)	(1,722)
Net cash provided by (used in) financing activities	10,311	(175)
Effect of exchange rates on cash	317	(1,368)
Net decrease in cash, cash equivalents and restricted cash	(10,747)	(2,362)
Cash, cash equivalents and restricted cash, beginning of period	31,076	21,259
Cash, cash equivalents and restricted cash, end of period	$20,329	$18,897
Operating activities. Net cash used in operating activities was $10.1 million for the six months ended June 30, 2019, compared to net cash provided by operating activities of $0.9 million for the same period in 2018. Net cash used in operating activities for the six months ended June 30, 2019 was primarily attributable to the net loss in the period and net cash used in working capital, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, and share-based compensation expense. Net cash provided by operating activities for the six months ended June 30, 2018 was primarily attributable to non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, provision for excess and obsolete inventory and share-based compensation expense, partially offset by the net loss in the period and net cash used in working capital.
Investing activities. Net cash used in investing activities during the six months ended June 30, 2019 was $11.3 million, compared to net cash used in investing activities of $1.7 million for the same period in 2018. Cash used in investing activities during the six months ended June 30, 2019 and 2018 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our solutions.
Financing activities. Net cash provided by financing activities during the six months ended June 30, 2019 was $10.3 million, compared to net cash used in financing activities of $0.2 million for the same period in 2018. Net cash provided by financing activities during the six months ended June 30, 2019 was primarily related to proceeds received from the exercise of warrants to purchase common stock and proceeds received from stock option exercises and the employee stock purchase plan, partially offset by net repayments of DigiCore bank and overdraft facilities, principal payments under finance lease obligations and taxes paid on vested restricted stock units. Net cash used in financing activities for the same period in 2018 was primarily related to repayments of DigiCore bank and overdraft facilities, principal payments under finance lease obligations, principal payments on a mortgage bond and taxes paid on vested restricted stock units, partially offset by proceeds received from stock option exercises and the employee stock purchase plan.
Other Liquidity Needs
As of June 30, 2019, we had available cash and cash equivalents totaling $20.3 million and a working capital deficit of $117.3 million. On August 9, 2019, the Company issued and sold 10,000 shares of Series E Preferred Stock for an aggregate purchase price of $10.0 million.
Under the terms of the indenture governing the Inseego Notes, each holder of the notes has the right to require the Company to repurchase its notes for cash on the Optional Repurchase Date. Should noteholders exercise this right, in addition to the Company’s obligation to repurchase the notes, such repurchase would constitute a default under the Company’s Credit Agreement. In addition, the Novatel Wireless Notes (as defined below) are scheduled to mature on June 15, 2020. While the Company’s management acknowledges that its current cash and cash equivalents, together with anticipated cash flows from operations, will not be sufficient to meet its working capital needs, including any required repurchase of the Inseego Notes and repayment of the Credit Agreement and Novatel Wireless Notes, without additional sources of cash, management does not believe that the repurchase option will ultimately be exercised. The Company plans to address its liquidity concerns through a recapitalization or restructuring transaction prior to the Optional Repurchase Date, whereby the Company’s debt obligations are reduced and/or the repurchase and maturity dates are extended, and/or a capital raising transaction involving the issuance of additional debt or equity securities.
The Company’s liquidity could be further compromised if there is any interruption in its business operations, a material failure to satisfy its contractual commitments or a failure to generate revenue from new or existing products. Ultimately, the Company’s ability to attain profitability and to generate positive cash flow is dependent upon achieving a level of revenues adequate to support its evolving cost structure and increasing working capital needs. If events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to raise additional capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on the Company’s ability to achieve its intended business objectives. There can be no assurance that any required or desired restructuring or financing will be available on terms favorable to the Company, or at all. In addition, in order to obtain additional borrowings, the Company must comply with certain requirements under the Credit Agreement and the Inseego Indenture. If additional funds are raised by the issuance of equity securities, Company stockholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of the Company’s common stock. If additional funds are raised by the issuance of debt securities, the Company may be subject to additional limitations on its operations.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

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
As required by Rule 13a-15(b) promulgated under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On May 24, 2019, the Company issued 45,871 shares of its common stock, par value $0.001 per share, to a third party in connection with the resolution of an intellectual property dispute pursuant to the terms of a confidential settlement agreement. The shares were issued in reliance upon exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended.

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

10.1	Amended Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 26, 2019).
31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Date: August 9, 2019	Inseego Corp.

	By:	/s/ DAN MONDOR
Dan Mondor
Chief Executive Officer

By:	/s/ STEPHEN SMITH
Stephen Smith
Chief Financial Officer