Form 10-Q
period 2019-09-30
INSEEGO CORP.
filed 2019-11-12
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of November 1, 2019 was 80,031,491.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,945	$31,015
Restricted cash	—	61
Accounts receivable, net of allowance for doubtful accounts of $2,008 and $1,841, respectively	21,533	20,633
Inventories, net	25,960	26,431
Prepaid expenses and other	10,358	6,212
Total current assets	71,796	84,352
Property, plant and equipment, net of accumulated depreciation of $15,846 and $18,436, respectively	7,469	6,698
Rental assets, net of accumulated depreciation of $11,325 and $10,879, respectively	5,033	5,769
Intangible assets, net of accumulated amortization of $28,140 and $22,101, respectively	39,852	31,985
Goodwill	31,477	32,942
Right-of-use assets, net	2,323	—
Other assets	743	510
Total assets	$158,693	$162,256
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,845	$39,245
Accrued expenses and other current liabilities	16,596	13,024
Convertible senior notes, net	99,264	—
Term loan, net	46,165	—
DigiCore bank facilities	197	1,412
Total current liabilities	191,067	53,681
Long-term liabilities:
Convertible senior notes, net	—	93,054
Term loan, net	—	45,046
Deferred tax liabilities, net	4,208	4,457
Other long-term liabilities	1,738	2,543
Total liabilities	197,013	198,781
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 10,000 shares designated, 10,000 and 0 shares issued and outstanding, respectively, liquidation preference of $1,000 per share	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 79,825,651 and 73,979,882 shares issued and outstanding, respectively	80	74
Additional paid-in capital	574,485	546,230
Accumulated other comprehensive loss	(7,789)	(4,877)
Accumulated deficit	(605,018)	(577,817)
Total stockholders’ deficit attributable to Inseego Corp.	(38,242)	(36,390)
Noncontrolling interests	(78)	(135)
Total stockholders’ deficit	(38,320)	(36,525)
Total liabilities and stockholders’ deficit	$158,693	$162,256
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
IoT & Mobile Solutions	$45,926	$34,636	$118,690	$95,257
Enterprise SaaS Solutions	16,790	15,994	48,473	51,163
Total net revenues	62,716	50,630	167,163	146,420
Cost of net revenues:
IoT & Mobile Solutions	37,873	26,793	99,459	75,168
Enterprise SaaS Solutions	6,218	6,233	18,764	20,093
Impairment of abandoned product line, net of recoveries	—	—	—	355
Total cost of net revenues	44,091	33,026	118,223	95,616
Gross profit	18,625	17,604	48,940	50,804
Operating costs and expenses:
Research and development	6,655	5,317	15,328	15,261
Sales and marketing	7,149	5,907	20,769	16,957
General and administrative	7,135	5,837	21,036	18,634
Amortization of purchased intangible assets	847	869	2,575	2,764
Extinguishment of acquisition-related liabilities	—	(17,174)	—	(17,174)
Restructuring charges, net of recoveries	13	245	50	1,165
Total operating costs and expenses	21,799	1,001	59,758	37,607
Operating income (loss)	(3,174)	16,603	(10,818)	13,197
Other expense:
Interest expense, net	(5,119)	(5,113)	(15,336)	(15,360)
Other expense, net	(307)	(180)	(66)	(554)
Income (loss) before income taxes	(8,600)	11,310	(26,220)	(2,717)
Income tax provision	223	473	793	1,185
Net income (loss)	(8,823)	10,837	(27,013)	(3,902)
Less: Net loss (income) attributable to noncontrolling interests	17	6	(57)	35
Net income (loss) attributable to Inseego Corp.	(8,806)	10,843	(27,070)	(3,867)
Series E preferred stock dividends	(131)	—	(131)	—
Net income (loss) attributable to common shareholders	$(8,937)	$10,843	$(27,201)	$(3,867)
Per share data:
Net income (loss) per common share:
Basic	$(0.11)	$0.16	$(0.35)	$(0.06)
Diluted	$(0.11)	$0.15	$(0.35)	$(0.06)
Weighted-average shares used in computation of net income (loss) per common share:
Basic	79,550,445	68,480,774	77,606,317	63,585,229
Diluted	79,550,445	71,456,346	77,606,317	63,585,229

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(8,823)	$10,837	$(27,013)	$(3,902)
Foreign currency translation adjustment	(4,119)	(1,797)	(2,912)	(8,589)
Total comprehensive income (loss)	$(12,942)	$9,040	$(29,925)	$(12,491)

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, June 30, 2018	—	$—	59,743	$60	$522,033	$(2,188)	$(584,469)	$(79)	$(64,643)
Net income (loss)	—	—	—	—	—	—	10,843	(6)	10,837
Foreign currency translation adjustment	—	—	—	—	—	(1,797)	—	—	(1,797)
Exercise of stock options, vesting of restricted stock units and shares issued under employee stock purchase plan	—	—	958	1	799	—	—	—	800
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(337)	—	—	—	(337)
Issuance of common shares	—	—	12,690	12	20,074	—	—	—	20,086
Share-based compensation	—	—	—	—	1,734	—	—	—	1,734
Balance, September 30, 2018	—	$—	73,391	$73	$544,303	$(3,985)	$(573,626)	$(85)	$(33,320)

Balance, June 30, 2019	—	$—	78,985	$79	$562,405	$(3,670)	$(596,081)	$(61)	$(37,328)
Net income (loss)	—	—	—	—	—	—	(8,806)	(17)	(8,823)
Foreign currency translation adjustment	—	—	—	—	—	(4,119)	—	—	(4,119)
Exercise of stock options, vesting of restricted stock units and shares issued under employee stock purchase plan	—	—	645	—	601	—	—	—	601
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(942)	—	—	—	(942)
Issuance of Series E preferred shares	10	—	—	—	10,000	—	—	—	10,000
Issuance of common shares	—	—	196	1	1,037	—	—	—	1,038
Share-based compensation	—	—	—	—	1,253	—	—	—	1,253
Series E preferred stock dividends	—	—	—	—	131	—	(131)	—	—
Balance, September 30, 2019	10	$—	79,826	$80	$574,485	$(7,789)	$(605,018)	$(78)	$(38,320)

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	—	$—	58,645	$59	$519,531	$4,604	$(569,759)	$(50)	$(45,615)
Net income (loss)	—	—	—	—	—	—	(3,867)	(35)	(3,902)
Foreign currency translation adjustment	—	—	—	—	—	(8,589)	—	—	(8,589)
Exercise of stock options, vesting of restricted stock units and shares issued under employee stock purchase plan	—	—	2,056	2	1,670	—	—	—	1,672
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(650)	—	—	—	(650)
Issuance of common shares	—	—	12,690	12	20,074	—	—	—	20,086
Share-based compensation	—	—	—	—	3,678	—	—	—	3,678
Balance, September 30, 2018	—	$—	73,391	$73	$544,303	$(3,985)	$(573,626)	$(85)	$(33,320)

Balance, December 31, 2018	—	$—	73,980	$74	$546,230	$(4,877)	$(577,817)	$(135)	$(36,525)
Net income (loss)	—	—	—	—	—	—	(27,070)	57	(27,013)
Foreign currency translation adjustment	—	—	—	—	—	(2,912)	—	—	(2,912)
Exercise of stock options, vesting of restricted stock units and shares issued under employee stock purchase plan	—	—	1,382	1	1,516	—	—	—	1,517
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(1,260)	—	—	—	(1,260)
Issuance of Series E preferred shares	10	—	—	—	10,000	—	—	—	10,000
Issuance of common shares	—	—	242	1	1,278	—	—	—	1,279
Exercise of warrants	—	—	4,222	4	10,635	—	—	—	10,639
Share-based compensation	—	—	—	—	5,955	—	—	—	5,955
Series E preferred stock dividends	—	—	—	—	131	—	(131)	—	—
Balance, September 30, 2019	10	$—	79,826	$80	$574,485	$(7,789)	$(605,018)	$(78)	$(38,320)

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(27,013)	$(3,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,770	10,564
Provision for bad debts, net of recoveries	691	536
Provision for excess and obsolete inventory, net of recoveries	389	1,219
Share-based compensation expense	5,955	3,678
Amortization of debt discount and debt issuance costs	7,329	7,328
Deferred income taxes	(13)	(4)
Non-cash gain on extinguishment of acquisition-related liabilities	—	(17,174)
Other	1,349	1,227
Changes in assets and liabilities:
Accounts receivable	(1,912)	(13,038)
Inventories	(2,525)	1,779
Prepaid expenses and other assets	(4,535)	2,423
Accounts payable	(8,887)	879
Accrued expenses, income taxes, and other	1,404	616
Net cash used in operating activities	(14,998)	(3,869)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,169)	(936)
Proceeds from the sale of property, plant and equipment	454	109
Additions to capitalized software development costs and purchases of intangible assets	(16,800)	(1,527)
Net cash used in investing activities	(20,515)	(2,354)
Cash flows from financing activities:
Gross proceeds received from issuance of Series E preferred stock	10,000	—
Gross proceeds received from private placement	—	19,661
Principal payments on term loans	—	(500)
Proceeds from the exercise of warrant to purchase common stock	10,639	—
Net repayment of DigiCore bank and overdraft facilities	(1,159)	(1,203)
Principal payments under finance lease obligations	(795)	(487)
Principal payments on mortgage bond	—	(241)
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	257	1,022
Net cash provided by financing activities	18,942	18,252
Effect of exchange rates on cash	(560)	(1,680)
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,131)	10,349
Cash, cash equivalents and restricted cash, beginning of period	31,076	21,259
Cash, cash equivalents and restricted cash, end of period	$13,945	$31,608
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,231	$6,605
Income taxes	$583	$593
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$2,712	$3,018
Capital expenditures financed through accounts payable	$799	$2,178
Right-of-use assets obtained in exchange for operating leases liabilities	$3,554	$—
Issuance costs financed through accounts payable	$—	$500
Issuance of common stock under settlement agreement	$1,279	$925
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Inseego Corp. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at September 30, 2019 and the results of the Company’s operations for the three and nine months ended September 30, 2019 and 2018 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end condensed consolidated balance sheet data as of December 31, 2018 was derived from the Company’s audited consolidated financial statements and may not include all disclosures required by accounting principles generally accepted in the United States. Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net income (loss), assets, liabilities or stockholders’ deficit. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
As of September 30, 2019, the Company had available cash and cash equivalents totaling $13.9 million and a working capital deficit of $119.3 million
In order to make continued investments in its growth plan, on August 9, 2019, the Company issued and sold 10,000 shares of Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”), for an aggregate purchase price of $10.0 million. For additional information see Note 7, Private Placements.
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
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of September 30, 2019.
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
2. Financial Statement Details
Inventories, net
Inventories, net, consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Finished goods	$21,785	$14,797
Raw materials and components	4,175	11,634
Total inventories, net	$25,960	$26,431

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Royalties	$1,982	$1,727
Payroll and related expenses	2,684	2,415
Professional fees	611	514
Accrued interest	2,011	239
Deferred revenue	2,316	2,048
Operating lease liabilities	1,201	—
Acquisition-related liabilities	1,000	1,000
Other	4,791	5,081
Total accrued expenses and other current liabilities	$16,596	$13,024

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$13,945	$31,015	$31,547	$21,198
Restricted cash	—	61	61	61
Total cash, cash equivalents and restricted cash	$13,945	$31,076	$31,608	$21,259

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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the nine months ended September 30, 2019.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of September 30, 2019 (in thousands):

	Balance as of September 30, 2019	Level 1
Assets:
Cash equivalents
Money market funds	$125	$125
Total cash equivalents	$125	$125

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2018 (in thousands):

	Balance as of December 31, 2018	Level 1
Assets:
Cash equivalents
Money market funds	$10,085	$10,085
Total cash equivalents	$10,085	$10,085

Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its $105.1 million in Convertible Notes (as defined below) (see Note 4, Debt). The Company carries its Convertible Notes at amortized cost. The debt and equity components of the Convertible Notes were measured using Level 3 inputs and are not measured on a recurring basis. It is not practicable to determine the fair value of the Convertible Notes due to the lack of information available to calculate the fair value of such notes. The carrying value of the liability component of the Convertible Notes was $99.3 million and $93.1 million as of September 30, 2019 and December 31, 2018, respectively.
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
The Term Loan is secured by a first priority lien on substantially all of the assets of the Company and the Guarantors, including equity interests in certain of the Company’s direct and indirect subsidiaries, in each case subject to certain customary exceptions and permitted liens. The Credit Agreement includes customary representations and warranties, a material adverse change clause, as well as customary reporting and financial covenants, including a restriction on the level of capital expenditures. The Company obtained a waiver of the capital expenditure restriction from the lenders during the quarter ended September 30, 2019. As a result of the waiver, as of September 30, 2019, the Company was in compliance with all financial covenants under the Credit Agreement.
The Term Loan bears interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 7.625% (9.749% at September 30, 2019). Interest on the Term Loan is payable on the last business day of each calendar month and on the Maturity Date. At September 30, 2019, one month of interest due to related parties, totaling $0.3 million, was

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

deferred and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. Principal on the Term Loan is payable on the Maturity Date.
As required by the terms of the Credit Agreement, during the year ended December 31, 2018, the Company repaid $0.5 million of principal on the Term Loan in connection with the Settlement Agreement, as defined below (see Note 9, Commitments and Contingencies).
At September 30, 2019, approximately $39.5 million of the Term Loan was held by related parties.
The Term Loan consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Principal	$47,500	$47,500
Less: unamortized debt discount and debt issuance costs	(1,335)	(2,454)
Net carrying amount	$46,165	$45,046

The effective interest rate on the Term Loan was 13.67% for the nine months ended September 30, 2019. The following table sets forth total interest expense recognized related to the Term Loan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$1,225	$1,185	$3,615	$3,452
Amortization of debt discount	333	332	999	998
Amortization of debt issuance costs	40	40	120	120
Total interest expense	$1,598	$1,557	$4,734	$4,570

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
The Novatel Wireless Notes are governed by the terms of an indenture, dated June 10, 2015, between Novatel Wireless, as issuer, Inseego Corp. and Wilmington Trust, National Association, as trustee, as amended by certain supplemental indentures. The Novatel Wireless Notes are senior unsecured obligations of Novatel Wireless and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Novatel Wireless Notes will mature on June 15, 2020, unless earlier repurchased or converted. The Novatel Wireless Notes will be convertible into cash, shares of the Company’s common stock, or a combination thereof, at the election of the Company, at an initial conversion price of $5.00 per share of the Company’s common stock.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
At September 30, 2019, approximately $44.8 million of the Inseego Notes were held by related parties.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Convertible Notes consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Liability component:
Principal	$105,125	$105,125
Less: unamortized debt discount and debt issuance costs	(5,861)	(12,071)
Net carrying amount	$99,264	$93,054
Equity component	$41,905	$41,905

The effective interest rate on the liability component of the Convertible Notes was 14.17% for the nine months ended September 30, 2019. The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$1,446	$1,446	$4,337	$4,337
Amortization of debt discount	1,955	1,955	5,866	5,866
Amortization of debt issuance costs	115	115	344	344
Total interest expense	$3,516	$3,516	$10,547	$10,547

5. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$202	$153	$899	$227
Research and development	183	564	1,315	972
Sales and marketing	307	313	1,339	761
General and administrative	561	704	2,402	1,718
Total	$1,253	$1,734	$5,955	$3,678

Stock Options
The following table summarizes the Company’s stock option activity:

Outstanding — December 31, 2018	8,796,212
Granted	1,327,757
Exercised	(734,214)
Canceled	(866,105)
Outstanding — September 30, 2019	8,523,650
Exercisable — September 30, 2019	3,955,128

At September 30, 2019, total unrecognized compensation expense related to stock options was $6.2 million, which is expected to be recognized over a weighted-average period of 2.79 years.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

Non-vested — December 31, 2018	454,382
Granted	781,067
Vested	(791,234)
Forfeited	(68,825)
Non-vested — September 30, 2019	375,390

At September 30, 2019, total unrecognized compensation expense related to RSUs was $0.6 million, which is expected to be recognized over a weighted-average period of 1.13 years.
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
For the three months ended September 30, 2019, the computation of diluted EPS excluded 35,521,479 shares related to the Convertible Notes, warrants, stock options and RSUs as their effect would have been anti-dilutive. For the nine months ended September 30, 2019, the computation of diluted EPS excluded 35,514,077 shares primarily related to the Convertible Notes, warrants, stock options and RSUs as their effect would have been anti-dilutive.
7. Private Placements
Common Stock
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
Preferred Stock
On August 9, 2019, the Company completed a private placement of 10,000 shares of Series E Preferred Stock for an aggregate purchase price of $10.0 million in accordance with the terms and provisions of a Securities Purchase Agreement, dated August 9, 2019, by and among the Company and certain accredited investors. Each share of Series E Preferred Stock entitles the holder thereof to receive, when, as and if declared by the Company out of assets legally available therefor, cumulative cash dividends at an annual rate of 9.00% payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on October 1, 2019. If dividends are not declared and paid in any quarter, or if such dividends are declared but holders of the Series E Preferred Stock elect not to receive them in cash, the quarterly dividend will be deemed to

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

accrue and will be added to the Series E Base Amount. The Series E Preferred Stock has no voting rights unless otherwise required by law. The Series E Preferred Stock is perpetual and has no maturity date. However, the Company may, at its option, redeem shares of the Series E Preferred Stock, in whole or in part, on or after July 1, 2022, at a price equal to 110% of the Series E Base Amount plus (without duplication) any accrued and unpaid dividends. The “Series E Base Amount” means $1,000 per share, plus any accrued but unpaid dividends, whether or not declared by the Company’s board of directors, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series E Preferred Stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holders of common stock or any other junior securities, the Series E Base Amount plus (without duplication) any accrued and unpaid dividends.
8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States and Canada	$47,378	$35,891	$122,331	$98,559
South Africa	9,237	9,145	26,164	30,038
Other	6,101	5,594	18,668	17,823
Total	$62,716	$50,630	$167,163	$146,420

Concentrations of Risk
For the three months ended September 30, 2019 and 2018, one customer accounted for 57.7% and 46.9% of net revenues, respectively. For the nine months ended September 30, 2019 and 2018, one customer accounted for 55.8% and 46.6% of net revenues, respectively.
As of September 30, 2019, one customer accounted for 33.5% of accounts receivable, net. As of December 31, 2018, two customers accounted for 30.5% and 12.8% of accounts receivable, net, respectively.
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
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately instruct its transfer agent to permit the transfer or sale of 973,333 shares of the Company’s common stock that the Company had issued to the former stockholders of RER in March 2017, (iii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iv) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (v) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

option, and (vi) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. The Company’s remaining liability under the Settlement Agreement at September 30, 2019 consists of approximately $1.0 million in current liabilities.
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
Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of September 30, 2019, the Company had right-of-use assets of $2.3 million and lease liabilities related to its operating leases of $2.5 million. Right-of-use assets are included in right-of-use assets, net, on the condensed consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in accrued expenses and other liabilities and other long-term liabilities on the condensed consolidated balance sheet. As of September 30, 2019, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were 2.4 years and 9.1%, respectively.
During the three and nine months ended September 30, 2019, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $0.6 million and $1.6 million, respectively, which is included as an operating cash outflow within the consolidated statements of cash flows. During the three and nine months ended September 30, 2019, the operating lease costs related to the Company’s operating leases were approximately $0.5 million and $1.4 million, respectively, which is included in operating costs and expenses in the condensed consolidated statements of operations. During the three months ended September 30, 2019, the Company did not enter into any lease agreements set to commence in the future and there were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability, other than those lease assets recorded upon implementation.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The future minimum payments under operating leases were as follows at September 30, 2019 (in thousands):

2019 (remainder)	$527
2020	1,093
2021	693
2022	393
2023	20
Total minimum operating lease payments	2,726
Less: amounts representing interest	(271)
Present value of net minimum operating lease payments	2,455
Less: current portion	(1,201)
Long-term portion of operating lease obligations	$1,254

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
11. Income Taxes
The Company’s income tax provision of $0.2 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $0.8 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively, primarily consists of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company has income tax expense rather than an expected benefit based on statutory rates primarily due to full valuation allowances at most of its entities.
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
The following table sets forth activity in the restructuring liability for the nine months ended September 30, 2019 (in thousands):

	Balance at December 31, 2018	Costs Incurred	Payments	Balance at September 30, 2019	Cumulative Costs Incurred to Date
2015 Initiatives
Employee Severance Costs	$—	$—	$—	$—	$4,131
Facility Exit Related Costs	634	50	(353)	331	1,892
Total	$634	$50	$(353)	$331	$6,023

The balance of the restructuring liability at September 30, 2019 consists of approximately $0.3 million in current liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Net revenues. Net revenues for the three months ended September 30, 2019 were $62.7 million, compared to $50.6 million for the same period in 2018.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
Product Category	2019	2018	$	%
IoT & Mobile Solutions	$45,926	$34,636	$11,290	32.6%
Enterprise SaaS Solutions	16,790	15,994	796	5.0%
Total	$62,716	$50,630	$12,086	23.9%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions net revenues is primarily a result of increased sales in our LTE gigabit hotspots and USB modems and the introduction of our 5G hotspot related to our MiFi business, partially offset by a reduction in IoT sales.
Enterprise SaaS Solutions. The increase in Enterprise SaaS Solutions net revenues is primarily a result of increased Device Management System and Ctrack system revenues, partially offset by the effect of strengthening U.S. Dollar foreign exchange rates on international sales.
Cost of net revenues. Cost of net revenues for the three months ended September 30, 2019 was $44.1 million, or 70.3% of net revenues, compared to $33.0 million, or 65.2% of net revenues, for the same period in 2018.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
Product Category	2019	2018	$	%
IoT & Mobile Solutions	$37,873	$26,793	$11,080	41.4%
Enterprise SaaS Solutions	6,218	6,233	(15)	(0.2)%
Total	$44,091	$33,026	$11,065	33.5%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions cost of net revenues is primarily a result of the increased sales in our LTE gigabit hotspots, USB modems and 5G hotspots, as well as associated expenses such as freight and royalties. In addition, the cost per unit is higher on the 5G hotspot as compared to the older generation of hotspot.
Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues decreased as a result of the effect of strengthening U.S. Dollar foreign exchange rates on international costs, partially offset by costs to service the increase in Device Management System and Ctrack system revenues.
Gross profit. Gross profit for the three months ended September 30, 2019 was $18.6 million, or a gross margin of 29.7%, compared to $17.6 million, or a gross margin of 34.8%, for the same period in 2018. The increase in gross profit was primarily attributable to the increase in IoT & Mobile Solutions revenues, partially offset by a decline in MiFi gross margins and the effect of strengthening U.S. Dollar foreign exchange rates.
Research and development expenses. Research and development expenses for the three months ended September 30, 2019 were $6.7 million, or 10.6% of net revenues, compared to $5.3 million, or 10.5% of net revenues, for the same period in 2018. The increase was primarily a result of increased spending related to 5G test units, partially offset by the Company starting to capitalize certain additional research and development costs beginning in 2019.
Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2019 were $7.1 million, or 11.4% of net revenues, compared to $5.9 million, or 11.7% of net revenues, for the same period in 2018. The increase was primarily a result of an increase in employment costs attributable to an increase in headcount.
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2019 were $7.1 million, or 11.4% of net revenues, compared to $5.8 million, or 11.5% of net revenues, for the same period in

2018. The increase was primarily a result of non-recurring legal fees and an increase in employment costs attributable to an increase in headcount.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for the three months ended September 30, 2019 and 2018 was $0.8 million and $0.9 million, respectively.
Extinguishment of acquisition-related liabilities. During the three months ended September 30, 2018, we recorded a gain of $17.2 million related to the extinguishment of certain acquisition-related liabilities resulting from the Settlement Agreement. We did not have an extinguishment of acquisition-related liabilities during the same period in 2019.
Restructuring charges, net of recoveries. Restructuring charges, net of recoveries, for the three months ended September 30, 2019 were $13,000, which primarily consisted of facility exit related costs. Restructuring charges, net of recoveries, for the three months ended September 30, 2018 were $0.2 million, which primarily consisted of severance costs incurred in connection with the reduction of our workforce.
Interest expense, net. Interest expense, net, for the three months ended September 30, 2019 and 2018 was $5.1 million and $5.1 million, respectively.
Other expense, net. Other expense, net, for the three months ended September 30, 2019 was $0.3 million, which primarily consisted of foreign currency transaction gains and losses. Other expense, net, for the three months ended September 30, 2018 was $0.2 million, which primarily consisted of foreign currency transaction gains and losses.
Income tax provision. Income tax provision for the three months ended September 30, 2019 and 2018 was $0.2 million and $0.5 million, respectively, which primarily related to certain of our profitable entities in foreign jurisdictions.
Net loss (income) attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the three months ended September 30, 2019 was $17,000, compared to a net loss attributable to noncontrolling interests of $6,000 for the same period in 2018.
Series E preferred stock dividends. During the three months ended September 30, 2019, we recorded Series E preferred stock dividends of $0.1 million. We did not have Series E preferred stock dividends during the same period in 2018.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net revenues. Net revenues for the nine months ended September 30, 2019 were $167.2 million, compared to $146.4 million for the same period in 2018.
The following table details net revenues by product grouping (in thousands):

	Nine Months Ended September 30,		Change
	2019	2018	$	%
IoT & Mobile Solutions	$118,690	$95,257	$23,433	24.6%
Enterprise SaaS Solutions	48,473	51,163	(2,690)	(5.3)%
Total	$167,163	$146,420	$20,743	14.2%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions net revenues is primarily a result of increased sales in our LTE gigabit hotspots and USB modems and the introduction of our 5G hotspot related to our MiFi business, partially offset by a reduction in IoT sales.
Enterprise SaaS Solutions. The decrease in Enterprise SaaS Solutions net revenues is primarily a result of the movement in the South African Rand to U.S. Dollar foreign exchange rate, partially offset by increased Device Management System revenues.

Cost of net revenues. Cost of net revenues for the nine months ended September 30, 2019 was $118.2 million, or 70.7% of net revenues, compared to $95.6 million, or 65.3% of net revenues, for the same period in 2018.
The following table details cost of net revenues by product grouping (in thousands):

	Nine Months Ended September 30,		Change
	2019	2018	$	%
IoT & Mobile Solutions	$99,459	$75,168	$24,291	32.3%
Enterprise SaaS Solutions	18,764	20,093	(1,329)	(6.6)%
Impairment of abandoned product line, net of recoveries	—	355	(355)	(100.0)%
Total	$118,223	$95,616	$22,607	23.6%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions cost of net revenues is primarily a result of the increase in related MiFi business net revenues, partially offset by a reduction in IoT cost of sales as a result of the decrease in related net revenues.
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
Gross profit. Gross profit for the nine months ended September 30, 2019 was $48.9 million, or a gross margin of 29.3%, compared to $50.8 million, or a gross margin of 34.7%, for the same period in 2018. The decrease in gross profit was primarily attributable to an increase in sales of lower-margin products.
Research and development expenses. Research and development expenses for the nine months ended September 30, 2019 were $15.3 million, or 9.2% of net revenues, compared to $15.3 million, or 10.4% of net revenues, for the same period in 2018. The increase was primarily a result of the Company starting to capitalize certain additional research and development costs beginning in 2019, partially offset by increased spending related to 5G test units, as well as share-based compensation related to an equity bonus.
Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2019 were $20.8 million, or 12.4% of net revenues, compared to $17.0 million, or 11.6% of net revenues, for the same period in 2018. The increase was primarily a result of an increase in employment costs attributable to an increase in headcount and an increase in share-based compensation related to an equity bonus.
General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2019 were $21.0 million, or 12.6% of net revenues, compared to $18.6 million, or 12.7% of net revenues, for the same period in 2018. The increase was primarily a result of an increase in employment costs attributable to an increase in headcount, non-recurring legal fees, and an increase in share-based compensation related to an equity bonus.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the nine months ended September 30, 2019 and 2018 was $2.6 million and $2.8 million, respectively.
Extinguishment of acquisition-related liabilities. During the nine months ended September 30, 2018, we recorded a gain of $17.2 million related to the extinguishment of certain acquisition-related liabilities resulting from the Settlement Agreement. We did not have an extinguishment of acquisition-related liabilities during the same period in 2019.
Restructuring charges, net of recoveries. Restructuring charges, net of recoveries, for the nine months ended September 30, 2019 were $0.1 million, which consisted of facility exit related costs. Restructuring charges, net of recoveries, for the nine months ended September 30, 2018 were $1.2 million, which primarily consisted of severance costs incurred in connection with the reduction of our workforce.
Interest expense, net. Interest expense, net, for the nine months ended September 30, 2019 and 2018 was $15.3 million and $15.4 million, respectively.

Other expense, net. Other expense, net, for the nine months ended September 30, 2019 was $0.1 million, which primarily consisted of foreign currency transaction gains and losses, partially offset by gains on the sale of certain fixed assets. Other expense, net, for the same period in 2018 was $0.6 million, which primarily consisted of foreign currency transaction gains and losses.
Income tax provision. Income tax provision for the nine months ended September 30, 2019 and 2018 was $0.8 million and $1.2 million, respectively, which primarily related to certain of our profitable entities in foreign jurisdictions.
Net loss (income) attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.1 million for the nine months ended September 30, 2019, compared to net loss attributable to noncontrolling interests of $35,000 for the same period in 2018.
Series E preferred stock dividends. During the nine months ended September 30, 2019, we recorded Series E preferred stock dividends of $0.1 million. We did not have Series E preferred stock dividends during the same period in 2018.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations and financing sources. As of September 30, 2019, we had cash and cash equivalents of $13.9 million compared with cash and cash equivalents of $31.0 million as of December 31, 2018.
On August 9, 2019, we completed a private placement of 10,000 shares of Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”), for an aggregate purchase price of $10.0 million in accordance with the terms and provisions of a Securities Purchase Agreement, dated August 9, 2019, by and among the Company and certain accredited investors. Each share of Series E Preferred Stock entitles the holder thereof to receive, when, as and if declared by the Company out of assets legally available therefor, cumulative cash dividends at an annual rate of 9.00% payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on October 1, 2019. If dividends are not declared and paid in any quarter, or if such dividends are declared but holders of the Series E Preferred Stock elect not to receive them in cash, the quarterly dividend will be deemed to accrue and will be added to the Series E Base Amount. The Series E Preferred Stock has no voting rights unless otherwise required by law. The Series E Preferred Stock is perpetual and has no maturity date. However, we may, at our option, redeem shares of the Series E Preferred Stock, in whole or in part, on or after July 1, 2022, at a price equal to 110% of the Series E Base Amount plus (without duplication) any accrued and unpaid dividends. The “Series E Base Amount” means $1,000 per share, plus any accrued but unpaid dividends, whether or not declared by our board of directors, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series E Preferred Stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holders of common stock or any other junior securities, the Series E Base Amount plus (without duplication) any accrued and unpaid dividends.
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
The Term Loan is secured by a first priority lien on substantially all of the assets of the Company and the Guarantors, including equity interests in certain of the Company’s direct and indirect subsidiaries, in each case subject to certain customary exceptions and permitted liens. The Credit Agreement includes customary representations and warranties, a material adverse change clause, as well as customary reporting and financial covenants, including a restriction on the level of capital expenditures. The Company obtained a waiver of the capital expenditure restriction from the lenders during the quarter ended September 30, 2019. As a result of the waiver, as of September 30, 2019, the Company was in compliance with all financial covenants under the Credit Agreement.
The Term Loan bears interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 7.625% (9.749% at September 30, 2019). Interest on the Term Loan is payable on the last business day of each calendar month and on the Maturity Date. At September 30, 2019, one month of interest due to related parties, totaling $0.3 million, was deferred and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. Principal on the Term Loan is payable on the Maturity Date.
As required by the terms of the Credit Agreement, during the year ended December 31, 2018, the Company repaid $0.5 million of principal on the Term Loan in connection with the Settlement Agreement, as defined below.
At September 30, 2019, approximately $39.5 million of the Term Loan was held by related parties.
Convertible Senior Notes
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
At September 30, 2019, approximately $44.8 million of the Inseego Notes were held by related parties.
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
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately instruct its transfer agent to permit the transfer or sale of 973,333 shares of the Company’s common stock that the Company had issued to the former stockholders of RER in March 2017, (iii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iv) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (v) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (vi) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. The Company’s remaining liability under the Settlement Agreement at September 30, 2019 consists of approximately $1.0 million in current liabilities.
Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(14,998)	$(3,869)
Net cash used in investing activities	(20,515)	(2,354)
Net cash provided by financing activities	18,942	18,252
Effect of exchange rates on cash	(560)	(1,680)
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,131)	10,349
Cash, cash equivalents and restricted cash, beginning of period	31,076	21,259
Cash, cash equivalents and restricted cash, end of period	$13,945	$31,608
Operating activities. Net cash used in operating activities was $15.0 million for the nine months ended September 30, 2019, compared to net cash used in operating activities of $3.9 million for the same period in 2018. Net cash used in operating activities for the nine months ended September 30, 2019 was primarily attributable to the net loss in the period and net cash used for working capital, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, and share-based compensation expense. Net cash used in operating activities for the nine months ended September 30, 2018 was primarily attributable to the net loss in the period, excluding the non-cash gain on extinguishment of acquisition-related liabilities, and net cash used for working capital, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, provision for excess and obsolete inventory and share-based compensation expense.
Investing activities. Net cash used in investing activities during the nine months ended September 30, 2019 was $20.5 million, compared to net cash used in investing activities of $2.4 million for the same period in 2018. Cash used in investing activities during the nine months ended September 30, 2019 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our products, in large part due to the increase in development in support of 5G products and services. Cash used in investing activities during the same period in 2018 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our solutions.
Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2019 was $18.9 million, compared to net cash provided by financing activities of $18.3 million for the same period in 2018. Net cash provided by financing activities during the nine months ended September 30, 2019 was primarily related to proceeds received from the issuance and sale of Series E preferred stock and the exercise of warrants to purchase common stock, as well as proceeds received from stock option exercises and purchases made under the employee stock purchase plan, partially offset by net repayments of bank and overdraft facilities of DigiCore Holdings Limited, principal payments under finance lease obligations and taxes paid on vested restricted stock units. Net cash provided by financing activities for the same period in 2018 was primarily related to gross proceeds received from a private placement and proceeds received from stock option exercises and purchases made under the employee stock purchase plan, partially offset by net repayments of bank and overdraft facilities of DigiCore Holdings Limited, principal payments under capital lease obligations and the Term Loan and taxes paid on vested restricted stock units.
Other Liquidity Needs
As of September 30, 2019, we had available cash and cash equivalents totaling $13.9 million and a working capital deficit of $119.3 million.
Under the terms of the indenture governing the Inseego Notes, each holder of the notes has the right to require the Company to repurchase its notes for cash on the Optional Repurchase Date. Should noteholders exercise this right, in addition to the Company’s obligation to repurchase the notes, such repurchase would constitute a default under the Company’s Credit Agreement. In addition, the Novatel Wireless Notes are scheduled to mature on June 15, 2020. While the Company’s management acknowledges that its current cash and cash equivalents, together with anticipated cash flows from operations, will not be sufficient to meet its working capital needs, including any required repurchase of the Inseego Notes and repayment of the Credit Agreement and Novatel Wireless Notes, without additional sources of cash, management does not believe that the repurchase option will ultimately be exercised. The Company plans to address its liquidity concerns through a recapitalization or restructuring transaction prior to the Optional Repurchase Date, whereby the Company’s debt obligations are reduced and/or the repurchase and maturity dates are extended, and/or a capital raising transaction involving the issuance of additional debt or equity securities.
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
As required by Rule 13a-15(b) promulgated under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Except as set forth below, there have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of the Form 10-K.
Our outstanding Series E Preferred Stock or future equity offerings could adversely affect the holders of our common stock in some circumstances.
As of September 30, 2019, we had 10,000 shares of Series E Preferred Stock outstanding with an aggregate liquidation preference of $10 million. The Series E Preferred Stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holders of common stock or any other junior securities, the Series E Base Amount plus (without duplication) any accrued and unpaid dividends. In the future, we may offer additional shares of Series E Preferred Stock or other equity, equity-linked or debt securities, which may have rights, preferences or privileges senior to our common stock. As a result, our common stockholders may experience dilution. Any of the foregoing could have a material adverse effect on the holders of our common stock.
The 5G fixed wireless access gateway business is subject to a number of challenges that will be difficult to overcome.
The developing market for 5G fixed wireless access devices is very competitive. In addition to other challenges, our fixed wireless access gateway products compete against similar products offered by mature companies, including Samsung, Ericsson, Nokia and Wistron NeWeb Corporation. Failure to manage these challenges, or failure of our fixed wireless access business to grow to become successful and profitable, could have a material adverse effect on our financial condition and results of operations.
The indebtedness under our Inseego Notes and Term Loan Agreement are current liabilities on our balance sheet and will require us to restructure our debt obligations in the near term.
Our Inseego Notes are subject to repurchase by the Company at the option of the holders on June 15, 2020 unless earlier converted, and the Term Loan has a maturity date of August 23, 2020. We do not expect to generate sufficient cash flow from operations to be able to pay the repurchase price of the Inseego Notes or to pay the outstanding principal owed under the Term Loan. We will need to consider other solutions to address this indebtedness, such as selling assets, refinancing or restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance or restructure our indebtedness or to obtain additional equity capital will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on favorable terms, which could result in a default on our debt obligations. Any such default could have a material adverse effect on our business, results of operations and financial conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On July 26, 2019, the Company issued 196,463 shares of its common stock, par value $0.001 per share, to the former stockholders of RER in connection with the Settlement Agreement. The shares were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

3.4
Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock filed with the Secretary of State of the State of Delaware on August 8, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 13, 2019).

10.1
Securities Purchase Agreement, dated August 9, 2019, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 13, 2019).

10.2**
First Amendment to Credit Agreement, dated as of August 9, 2019, by and among Inseego Corp. and certain of its direct and indirect subsidiaries, Cantor Fitzgerald Securities, as Agent, and certain funds managed by Highbridge Capital Management, LLC, as Lenders.

10.3**	Consulting Agreement between the Company and Robert Pons, effective as of September 30, 2019.
31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Date: November 12, 2019	Inseego Corp.

	By:	/s/ DAN MONDOR
Dan Mondor
Chief Executive Officer

By:	/s/ STEPHEN SMITH
Stephen Smith
Chief Financial Officer