Form 10-K
period 2019-12-31
INSEEGO CORP.
filed 2020-03-16
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission file number: 001-38358
INSEEGO CORP.
(Exact name of registrant as specified in its charter)

Delaware		81-3377646
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

12600 Deerfield Parkway, Suite 100		30004
Alpharetta,	Georgia
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: (858) 812-3400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value-	INSG	Nasdaq Global Select Market
Preferred Stock Purchase Rights

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 28, 2019, as reported by The Nasdaq Global Select Market, was approximately $222.1 million. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The registrant does not have any non-voting common stock outstanding.
The number of shares of the registrant’s common stock outstanding as of March 10, 2020 was 96,121,497.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements. These forward-looking statements include, without limitation, statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Inseego Corp. (the “Company” or “Inseego”) and our industry. These forward-looking statements speak only as of the date of this report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements (although not all forward-looking statements contain these words). Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include those related to:

•	our ability to compete in the market for wireless broadband data access products, wireless modem products, and asset management, monitoring, telematics, vehicle tracking and fleet management products;

•	our ability to develop and introduce new products and services successfully;

•	our ability to meet the price and performance standards of the evolving 5G New Radio (“5G NR”) products and technologies;

•	our ability to expand our customer reach/reduce customer concentration;

•	our ability to grow the Internet of Things (“IoT”) and mobile portfolio outside of North America;

•	our ability to grow our Ctrack/asset tracking solutions within North America;

•	our dependence on a small number of customers for a substantial portion of our revenues;

•	our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our term loan and convertible notes obligations;

•	our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations;

•	our ability to develop and maintain strategic relationships to expand into new markets;

•	our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;

•	our reliance on third parties to manufacture our products;

•	our ability to mitigate the impact of tariffs or other government-imposed sanctions;

•	our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;

•	our reliance on sole source suppliers for some products and devices used in our solutions;

•	the continuing impact of uncertain global economic conditions on the demand for our products;

•	the impact of geopolitical instability on our business;

•	the emergence of global health emergencies;

•	the impact that new or adjusted tariffs may have on the costs of components or our products, and our ability to sell products internationally;

•	our ability to be cost competitive while meeting time-to-market requirements for our customers;

•	our ability to meet the product performance needs of our customers in wireless broadband data access in industrial IoT markets;

•	demand for fleet, vehicle and asset management software-as-a-service (“SaaS”) telematics solutions;

•	our dependence on wireless telecommunication operators delivering acceptable wireless services;

•	the outcome of any pending or future litigation, including intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our solutions;

•	our continued ability to license necessary third-party technology for the development and sale of our solutions;

•	the introduction of new products that could contain errors or defects;

•	conducting business abroad, including foreign currency risks;

•	the pace of 5G wireless network rollouts globally and their adoption by customers;

•	our ability to make focused investments in research and development; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.

•
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
Trademarks
“Inseego”, the Inseego logo, “DigiCore”, “Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “Ctrack”, the Ctrack logo, “Inseego North America”, and “Skyus” are trademarks or registered trademarks of Inseego and its subsidiaries. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

PART I
Item 1.    Business
Inseego Corp. is a Delaware corporation formed in 2016 as the successor to Novatel Wireless, Inc., a Delaware corporation formed in 1996 (“Novatel Wireless”), resulting from an internal reorganization that was completed in November 2016. Our principal executive office is located at 12600 Deerfield Parkway, Suite 100, Alpharetta, GA 30004, our corporate offices are located at 9710 Scranton Road, Suite 200, San Diego, CA 92121 and our sales and engineering offices are located throughout the world. Inseego’s common stock trades on The NASDAQ Global Select Market under the trading symbol “INSG”.
Overview
Inseego Corp. is a leader in the design and development of fixed and mobile wireless solutions (advanced 4G and 5G NR), Industrial IoT (“IIoT”) and cloud solutions for large enterprise verticals, service providers and small and medium-sized businesses around the globe. Our product portfolio consists of fixed and mobile device-to-cloud solutions that provide compelling, intelligent, reliable and secure end-to-end IoT services with deep business intelligence. Inseego’s products and solutions power mission critical applications with a “zero unscheduled downtime” mandate, such as our 5G fixed wireless access (“FWA”) gateway solutions, 4G and 5G mobile broadband, IIoT applications such as SD WAN failover management, asset tracking and fleet management services. Our solutions are powered by our key wireless innovations in mobile and FWA technologies, including a suite of products employing the 5G NR standards, and purpose-built SaaS cloud platforms.
We have been at the forefront of the ways in which the world stays connected and accesses information, and protects, and derives intelligence from that information. With multiple first-to-market innovations across a number of wireless technologies, including 5G, and a strong and growing portfolio of hardware and software innovations for IIoT solutions, Inseego has been advancing technology and driving industry transformations for over 30 years. It is this proven expertise, commitment to quality, obsession with innovation and a relentless focus on execution that makes us a preferred global partner of service providers, distributors, value-added resellers, system integrators, and enterprises worldwide.
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
Looking forward, Inseego is working with leading global service providers and enterprises in the mobile and FWA ecosystems to further develop, commercialize and accelerate the availability of 5G NR based solutions, which represents the next generation of mobile technology. 5G has been coined “the 4th industrial revolution” due to the richness of use cases targeted, and refers to 5G NR, which is the standard adopted by the 3rd Generation Partnership Project (“3GPP”), an international consortium responsible for the development of mobile standards. 5G has been designed to multi-gigabit data rates, sub-millisecond network latency and wider spectrum bandwidths. Incorporating many of the innovations developed for 4G LTE, 5G is also expected to be scalable and adaptable across a variety of use cases, which include, among others, empowering new industries and services, such as autonomous vehicles, telemedicine, live ultra-high definition video streaming, cloud gaming, edge computing, and countless industrial applications such as augmented reality and robotics for smart manufacturing.
The widespread adoption of IoT in enterprise applications, including manufacturing, agriculture, industrial automation, retail and healthcare industry sectors, among others, along with an increasing dependence on smartphone applications and always-connected computers, and the constraints of 4G LTE technology are prompting mobile network operators to embark on an accelerated rollout of 5G communications to keep pace with expected network demands. As the fifth-generation wireless broadband technology, 5G NR is based on the 3GPP Release 15 standard. The key operating ranges for 5G spectrum globally are in the sub-6 GHz (below 6 GHz), and millimeter wave (28 GHz and 39 GHz bands), with speed offerings greater than 1 Gigabit (“Gb”) per second and sub-millisecond latency, providing better coverage and signaling efficiency. Networks utilizing 5G technology are expected to deploy meaningfully in 2020 and beyond.
The growing demand for high speed data, increased demand for machine-to-machine communications and low latency requirements for new applications are key factors contributing to the growth of the 5G. 4G LTE is expected to continue to operate alongside 5G as a major part of the wireless ecosystem. Based on industry reports, such as GSMA’s Intelligence report on The 5G era in the US, we believe that 4G and 5G networks will coexist and remain complementary for many years. This means that operators will be able to service a significant share of the data traffic on 4G networks, leaving 5G with the dual remit of absorbing overflow capacity and underpinning consumer and enterprise services that require higher speeds and/or lower latency. As such, most 5G devices are expected to include multimode support for 4G and Wi-Fi, enabling service continuity where 5G has yet to be deployed and simultaneous connectivity across 4G and Wi-Fi technologies, while also allowing mobile operators to utilize current network deployments. At the same time, 4G is expected to continue to evolve in parallel with the development of 5G and become fundamental to many of the key 5G technologies, such as support for unlicensed spectrum, gigabit LTE user data rates (currently available from Inseego) and cellular IoT with connectivity designed to meet the needs of ultra-low power and low cost applications.
Further, based on GSMA’s November 2019 paper titled Internet of Things in the 5G Era, we expect that the number of IoT connections could grow to 25.2 billion by 2025. Based on reports such as those by GSMA Intelligence, we believe that 5G will bring a number of enhanced benefits not available using 4G networks including massive numbers of both fixed and mobile wireless devices with differing speed, bandwidth and quality of service demands, allowing the networks to provide support for “massive numbers of IoT devices and wireless edge technologies” for use cases including manufacturing, augmented and virtual reality, and autonomous vehicles.
We continue to work closely with wireless operators, chipset suppliers and infrastructure vendors around the world on 5G developments and trials in preparation for commercial network launches.
The adoption of IoT technology continues to grow as companies across a wide range of industries are leveraging cellular IoT technologies to increase efficiency, gain better customer insights, facilitate compliance and build new business models. IoT growth is expanding broadly, and adoption is particularly strong in the telematics and transportation industries and in industrial IoT markets such as smart city infrastructure, utilities and energy management. We are building IoT capabilities by leveraging business models that monetize usage on most major carrier networks. We have developed IoT solutions that address key market needs for asset tracking applications, telematics, SD WAN failover management, retail, remote monitoring and various other industrial automation applications. In addition, our cloud solutions can turn the data that our solutions provide into actionable insights for our customers so they can develop new services and create revenue growth.
Our Strategy
Our objective is to be a leader in high performance 5G fixed, mobile, and IIoT device-to-cloud solutions for large enterprise verticals, service providers and small and medium-sized businesses around the globe. We will meet this objective through innovations we are driving in IIoT, fixed, mobile and SaaS technologies. In furtherance of that objective, we will continue to focus on developing mission critical enterprise applications with a “zero unscheduled downtime” mandate, such as mobile and fixed broadband, industrial IoT, SD WAN failover management, asset tracking and fleet management services. Our solutions will be powered by our key innovations in IoT, purpose-built SaaS platforms and advanced mobile technologies, including emerging 5G NR.
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

Our Sources of Revenue
We provide intelligent wireless 3G, 4G and 5G hardware products for the worldwide mobile communications and industrial IoT markets. Our hardware products address multiple vertical markets including private LTE/5G networks, First responders network authority/Firstnet, SD-WAN, telematics, remote monitoring and surveillance, and fixed wireless access and mobile broadband devices. Our broad range of products principally includes intelligent 4G and 5G fixed wireless routers and gateways, and mobile hotspots, and wireless gateways and routers for IIoT applications, Gb speed 4G LTE hotspots and USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights and configure/manage their hardware remotely. Our products currently operate on most major global cellular wireless networks. Our mobile hotspots sold under the MiFi brand have been sold to millions of end users, and provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our wireless standalone and USB modems and gateways allow us to address the rapidly growing and underpenetrated IoT market segments. Our telematics and mobile asset tracking hardware devices collect and control critical vehicle data and driver behaviors, and can reliably deliver that information to the cloud, all managed by our services enablement platforms.
Our MiFi customer base is comprised of wireless operators to whom we provide intelligent fixed and mobile wireless devices. These wireless operators include Verizon Wireless, AT&T, and Sprint in the United States, Rogers in Canada, Telstra in Australia, as well as other international wireless operators, distributors and various companies in other vertical markets and geographies.
We sell our wireless routers for industrial IoT, integrated telematics and mobile tracking hardware devices through our direct sales force, value-added resellers and through distributors. The customer base for our IIoT products is comprised of transportation companies, industrial enterprises, manufacturers, application service providers, system integrators and distributors in various industries, including fleet and vehicle transportation, aviation ground service management, energy and industrial automation, security and safety, medical monitoring and government. Integrated telematics and asset tracking devices are also sold under our Ctrack brand and provided as part of our integrated SaaS solutions.
Inseego sells SaaS, software and services solutions across multiple mobile and industrial IoT vertical markets, including fleet management, vehicle telematics, stolen vehicle recovery, asset tracking, monitoring, business connectivity and subscription management. Our SaaS platforms are device-agnostic and provide a standardized, scalable way to order, connect and manage remote assets and to improve business operations. The platforms are flexible and support both on-premise server or cloud-based deployments and are the basis for the delivery of a wide range of IoT services in multiple industries.
Our SaaS delivery platforms include our Ctrack platforms, which provide fleet, vehicle, aviation, asset and other telematics applications, and our Device Management Solutions, a hosted SaaS platform that helps organizations manage the selection, deployment and spend of their wireless assets by helping them to save money on personnel and telecom expenses.
For the years ended December 31, 2019 and 2018, the Company’s total net revenues were $219.5 million and $202.5 million, respectively.
Our Business
IoT and Mobile Business
Our IoT business focuses on addressing applications for a variety of markets including large enterprise verticals and industrial IoT markets. These applications include, among others, smart city infrastructure management, remote monitoring and control, SD WAN failover and enterprise connectivity. Our Skyus branded wireless gateways, routers and modems serve as connectivity solutions for the rapidly growing and underpenetrated IoT market segments. Worldwide IoT spending is expected to increase at a 13% compound annual growth rate between 2019 and 2023, surpassing $1.1 trillion (International Data Corporation, 2019). With many enterprise customers using our solutions, we believe that we already have a solid footing in this market. We are continuing to invest and grow this portfolio to realize the opportunities in the growing IoT market.
Our mobile business has been driving advanced mobile technologies for a multitude of consumer and enterprise applications for over 20 years. Our product portfolio consists of intelligent mobile broadband solutions, HD quality VoLTE products, residential 4G gateways and an advanced 5G portfolio of products (currently in various stages of development). Our mobile broadband solutions, sold under the MiFi brand, are actively used by millions of end users annually to provide secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. The introduction of 5G technology is rapidly expanding new enterprise and consumer market use cases and opportunities, including residential broadband gateways, industrial automation, massive machine connectivity and autonomous vehicles. We believe we are strategically well placed to realize the opportunity for 5G and we are focused on developing a comprehensive portfolio of 5G products for fixed and mobile wireless applications.
Telematics and Asset Tracking Business
Inseego entered the telematics software and services industry through the acquisition of Digicore Holdings Limited (which was renamed Ctrack Holdings (Pty) Ltd (“Ctrack”)) in October 2015. Ctrack was founded in South Africa in 1985, and today Ctrack operations span over 50 countries on six continents. Through a series of global acquisitions and mergers, the Ctrack group broadened its international reach by expanding into the United Kingdom, Europe, Australia/New Zealand and the United States, and using distributors in emerging markets such as Asia and the balance of the African continent.
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
During 2018, the U.S. government imposed import restrictions on products made by certain mainland China-based companies. These restrictions caused an acceleration of global service providers to direct business from such companies to Inseego. We are actively designing devices for use within such providers’ networks.
Our products compete with a variety of telematics solutions providers and IoT solutions suppliers. Our current competitors include:

•	Fleet management SaaS and services providers, such as Fleetmatics, Masternaut, TomTom, Telogis, MiX Telematics and Cartrack;

•	Fixed wireless, Mobile hotspots and wireless data modems providers, such as Netgear, Franklin Wireless, WNC, Sierra Wireless, Nokia, TCL, ZTE and Huawei;

•	IoT solution providers, such as Cradlepoint and Sierra Wireless; and

•	Customer experience software solutions and services providers, such as Amdocs.
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
Intellectual Property
Our solutions rely on and benefit from our portfolio of intellectual property, including patents and trademarks. We currently own 79 patents and have 3 patent applications pending. The patents that we currently own expire at various times between 2020 and 2035.
We, along with our subsidiaries, also hold a number of trademarks or registered trademarks including “Inseego”, “Inseego North America”, the Inseego logo, “DigiCore”, “Ctrack”, the Ctrack logo, “Skyus”, “Novatel Wireless”, the Novatel Wireless logo, “MiFi”, and “MiFi Intelligent Mobile Hotspot”.
Key Partners and Customers
We have strategic technology, development and marketing relationships with several of our customers and partners. Our strong customer and partner relationships provide us with the opportunity to expand our market reach and sales. We partner with leading OEMs, wireless telecom service providers, wireless network infrastructure providers such as Ericsson and Nokia, value-added resellers and distributors which allows us to offer customers integrated and holistic solutions. Ctrack uses leading cellular providers such as AT&T, Sprint, T-Mobile, Vodafone, MTN, Telstra and Optus to ensure the optimal real-time visibility of tracked vehicles and systems, supported by accurate and sophisticated mapping services such as the HERE Open Location Platform.
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
A significant portion of our revenue during the year ended December 31, 2019 came from one customer, Verizon Wireless, which represented approximately 53% of our total revenues for the year ended December 31, 2019. It is our intention to diversify our customer base.
Manufacturing and Operations
The hardware used in our solutions is produced by contract manufacturers. Our primary contract manufacturers include Hon Hai Precision Industry Co., Ltd. (“Foxconn”) and Inventec Appliance Corporation (IAC), each of whom manufactures our product outside of mainland China. Under our manufacturing agreements, such contract manufacturers provide us with services including component procurement, product manufacturing, final assembly, testing, quality control and fulfillment. These contract manufacturers are located in Asia and are able to produce our products using modern state-of-the-art equipment and facilities with relatively low-cost labor.
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
Employees
At December 31, 2019, we had 938 employees. We also use the services of consultants and temporary workers from time to time. With the exception of a small number of our employees in South Africa, our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.
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

•
the emergence of global public health emergencies, such as the recent outbreak of the 2019 novel coronavirus (2019-nCoV), now known as “COVID-19”, which could extend lead times in our supply chain and lengthen sales cycles with our customers;

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
A failure to successfully integrate our acquired companies could adversely affect our business and operations.
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
Growth of the 5G market and its emerging standards, including the newly defined 5G NR standard, is accelerating and we believe that we are at the forefront of this newly emerging standard. However, this market may take longer to materialize than we expect which could delay important commercial network launches. Even if the market does materialize at the rapid pace that we are expecting, we may have difficulties meeting aggressive timing expectations of our current customers and getting our target products to market on time to meet the demands of our target customers. The 5G market requires us to design routers and antennas that meet certain technical specifications. We may have difficulties meeting the market and technical specifications and time lines. Additionally, our target customers have no guarantee that the configurations of their respective target products will be successful or that they can reach the appropriate target client base to provide a positive return on the research and development investments we are making in the 5G market. We are pursuing 5G opportunities in the United States and abroad. 5G markets outside of the United States will develop at different rates and we will encounter these challenges to varying degrees in different countries. Failure to manage challenges related to 5G markets and opportunities could have a material adverse effect on our financial condition and results of operations.

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
We rely on a combination of patent laws, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property and proprietary rights. However, our issued patents and any future patents that may be issued may not survive a legal challenge to their scope, validity or enforceability, or provide significant protection for us. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. In addition, patents may not issue from any of our current or any future applications and significant portions of our intellectual property are held in the form of trade secrets which are not protected by patents.
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
The mobile hotspot business has relatively low gross margins and operates in a very competitive market environment. While our mobile hotspot products tend to have advanced features which often enable them to be sold at premium prices when they are first introduced, we also have higher costs than most of our competitors due to our small scale and heavy use of U.S. based engineers in product development. Many of our competitors have substantially greater resources and scale, as would be expected in the relatively mature, consumer electronics product categories which comprise our mobile hotspot business. Our wireless data modem and mobile hotspots, for example, compete against similar products offered by Huawei, ZTE, Sierra Wireless, TCL, Franklin Wireless, WNC, Nokia and NetGear. More broadly, those products also compete against wireless handset manufacturers such as HTC, Apple, LG and Samsung, which all offer mobile hotspot capability as a feature of their cellular smartphones. Failure to manage these challenges, or failure of our hotspot product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.
Our debt service requirements are significant, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the term loan (the “Term Loan”) under our Credit Agreement (as defined below), and the 5.50% convertible senior notes due

2022 (the “Inseego Notes” ), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and other fixed charges, fund working capital needs and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance or restructure our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on favorable terms, which could result in a default on our debt obligations.
Interest rates on our Term Loan are tied to the LIBOR plus a fixed percentage. Increases in the LIBOR will increase our debt service costs/interest payments.
If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our existing indebtedness or any other indebtedness which we may incur in the future, we would be in default, which could permit the holders of our indebtedness, including the Term Loan and the Inseego Notes, to accelerate the maturity of such indebtedness. Any default under such indebtedness could have a material adverse effect on our business, results of operations and financial condition.
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
The credit agreement, dated August 23, 2017 (the “Credit Agreement”), by and among the Company and certain of our direct and indirect subsidiaries (the “Guarantors”), Cantor Fitzgerald Securities, as administrative agent and collateral agent, and certain lenders (the “Lenders”) which governs our Term Loan contains usual and customary restrictive covenants relating to the management and operation of our business, and it is likely that any future debt arrangements we may enter into would contain similar covenants. Failure to comply with any of the covenants under the Credit Agreement or any other debt agreement could result in a default under such an agreement and a cross-default under the indenture dated January 9, 2017 (the “Inseego Indenture”), between the Company, as issuer, and Wilmington Trust National Association, as trustee, which could permit the holders of the Inseego Notes to accelerate the maturity of such indebtedness. Any default or cross-default under such indebtedness could have a material adverse effect on our business, results of operations and financial results.
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
Over the last three years, we have experienced significant turnover and additions to our senior management. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to the lack of management continuity, including diversion of management attention from business concerns, failure to retain other key personnel or inability to hire new key personnel. These risks and uncertainties could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships.
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
Our products compete with a variety of solutions, including other wireless modems and mobile hotspots, wireless handsets, wireless handheld computing devices, IoT wireless solutions and enterprise software solutions. Our current competitors include:

•	fleet management SaaS and services providers, such as Fleetmatics, Masternaut, TomTom, Telogis, MiX Telematics and Cartrack;

•	mobile hotspots providers, such as Netgear, Franklin Wireless, WNC, Sierra Wireless, Nokia, TCL, ZTE and Huawei;

•	IoT solution providers, such as Cradlepoint and Sierra Wireless; and

•	customer experience software solutions and services providers, such as Amdocs.
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
As a result of the significant revenues associated with our MiFi business, sales to Verizon Wireless accounted for 53% and 49% of our consolidated net revenues for the years ended December 31, 2019 and 2018, respectively. While we have accelerated our engagements with prospective new MiFi customers and continue to focus on growing revenue in other parts of our business, we expect that Verizon Wireless will continue to account for a substantial portion of our net revenues, and any impairment of our relationship with Verizon Wireless would adversely affect our business. Additionally, any change in the forecasted or actual product sell-through of Verizon Wireless could have a detrimental impact on our revenue, bottom line and cash position.
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
We currently outsource the manufacturing of many of our products to companies including Foxconn and AsiaTelco Technologies Co. In addition, in 2016 we sold portions of our IoT modules business to Telit Wireless Solutions, Inc. (“Telit”), and we now rely on Telit to supply us with modules that are critical to the functionality of some of our telematics hardware devices, including devices sold or deployed by Ctrack. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or rejected or our customers could consequently elect to change product demand or cancel the underlying subscription or service. These disruptions would negatively impact our revenues, competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of products used in our services and solutions may be harmed. None of our third-party manufacturers is obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order that we have submitted to, and that has been accepted by, such third-party manufacturer. Our third-party manufacturers could, under some circumstances, decline to accept new purchase orders from us or otherwise reduce their business with us. If a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost-effective basis, which would adversely impact our operations. In addition, we generally do not enter into long-term contracts with our manufacturers. As a result, we are subject to price increases due to availability, and subsequent price volatility, in the marketplace of the components and materials needed to manufacture our products. If a third-party manufacturer were to negatively change the product pricing and other terms under which it agrees to manufacture for us and we were unable to locate a suitable alternative manufacturer, our manufacturing costs could increase.
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
We have been moving production to one or more new contract manufacturers, which exposes us to a number of risks and uncertainties outside our control.
We have been moving some production to new contract manufacturers, some of whom we have not contracted with in the past. If our new contract manufacturers are not able to produce our products in the quantities needed prior to the agreed upon delivery dates, or are not able to produce our products in conformity with our quality standards, product shipments to our customers could be delayed or rejected. As a result, our customers may elect to cancel orders or place fewer orders in the future. Such delays, rejections, cancellation or reductions in orders would negatively impact our revenues, competitive position and reputation. Further, if we are unable to successfully manage our relationship with a contract manufacturer, the quality and availability of our products may be harmed.
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
Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control could damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending.
Our corporate offices are located in San Diego, California near major earthquake faults and fire zones. If any of our facilities or the facilities of our third-party service providers, dealers or partners is affected by natural disasters, such as earthquakes, tsunamis, wildfires, power shortages, floods, public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict) or other events outside our control, including a cyberattack, our critical business or IT systems could be destroyed or disrupted and our ability to conduct normal business operations and our revenues and operating results could be adversely affected. Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our operating results.
A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely affect our business and our financial results.
The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our supply chain. The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread globally. The continued spread of COVID-19 may result in a period of business disruption, including delays or disruptions in our supply chain.
The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our products. In addition, we may take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.
The COVID-19 outbreak is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.
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
Our software may contain undetected errors, defects or other software problems, and if we fail to correct any defect or other software problems, we could lose customers or incur significant costs, which could result in damage to our reputation or harm to our operating results.
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

Our “over-the-air” transmission of firmware updates could permit a third party to disable our customers’ in-vehicle devices or introduce malware into our customers’ in-vehicle devices, which could expose us to widespread loss of service and customer claims.

“Over-the-air” transmission of our firmware updates may provide the opportunity for a third party, who has deep inside knowledge of our systems, to modify or disable our customers’ in-vehicle systems or introduce malware into our customers’ in-vehicle systems. No such incidents have occurred to date, but there can be no assurance that they will not occur in the future. Damage to our customers’ in-vehicle devices as a result of such incidents could only be remedied through direct servicing of their installed in-vehicle devices by trained personnel, which would impose a very significant cost on us, particularly if the incidents are widespread. Moreover, such incidents could expose us to widespread loss of service and claims by our customers under various theories of liability, the outcome of which would be uncertain. Third party interference with our over-the-air transmission of firmware, or with our customers’ in-vehicle devices during such process, could materially and adversely affect our business, financial condition and results of operations
Our solutions rely on cellular and GPS networks and any disruption, failure or increase in costs could impede our profitability and harm our financial results.
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
We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information pertaining to our customers and employees. The protection of customer and employee data is critical to us. We devote significant resources to addressing security vulnerabilities in our products and information technology systems, however, the security measures put in place by us cannot provide absolute security, and our information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee or customer error, malfeasance, or other vulnerabilities. Cybersecurity attacks are increasingly sophisticated, change frequently, and often go undetected until after an attack has been launched. We may fail to identify these new and complex methods of attack or fail to invest sufficient resources in security measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our services.
As cyber-attacks become more sophisticated, the need to develop our infrastructure to secure our business and customer data can lead to increased cybersecurity protection costs. Such costs may include making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants. These efforts come at the potential cost of revenues and human resources that could be utilized to continue to enhance our product offerings.
If a security breach occurs, our reputation, business, results of operations and financial condition could be harmed. We may also be subject to costly notification and remediation requirements if we, or a third party, determines that we have been the subject of a data breach involving personal information of individuals. Though it is difficult to determine what harm may directly result from any specific interruption or security breach, any failure or perceived failure to maintain performance, reliability, security and availability of systems or the actual or potential theft, loss, fraudulent use or misuse of our products or the personally identifiable data of a customer or employee, could result in harm to our reputation or brand, which could lead some customers to seek to stop using certain of our services, reduce or delay future purchases of our services, use competing services, or materially and adversely affect the overall market perception of the security and reliability of our services. A security breach also exposes us to litigation and legal risks, including regulatory actions by state and federal governmental authorities and non-U.S. authorities. We may not have adequate insurance coverages for a cybersecurity breach or may realize increased insurance premiums as a result of a security breach. Ultimately, a security breach exposes the Company to potential reputational harm among its customers and investors, along with uncertain damages to our competitiveness, stock price, and long-term shareholder value.
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
A significant portion of our revenues are generated from sales agreements denominated in foreign currencies, and we expect to enter into additional such agreements as we expand our international customer base. In addition, we employ a significant number of employees outside the United States, and the associated employment and facilities costs are denominated in foreign currencies. As a result, we are exposed to changes in foreign currency exchange rates. We have particularly large exposure in South Africa where our Ctrack subsidiary is headquartered and the costs of operating in South Africa are subject to the effects of exchange fluctuations of the South African Rand against the U.S. Dollar. Fluctuations in the value of foreign currencies, particularly the South African Rand against the U.S. Dollar, will create greater uncertainty in our revenues and can significantly and adversely affect our operating results. The South African Rand exchange rate is affected by various international and South African economic and political factors.
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
Our software contains encryption technologies, certain types of which are subject to U.S. and foreign export control regulations and, in some foreign countries, restrictions on importation and/or use. Any failure on our part to comply with encryption or other applicable export control requirements could result in financial penalties or other sanctions under the U.S. or foreign export regulations, including restrictions on future expFort activities, which could harm our business and operating results. Regulatory restrictions could impair our access to technologies needed to improve our solutions and may also limit or reduce the demand for our solutions outside of the United States.
A governmental challenge to our transfer pricing policies or practices could impose significant costs on us.
Our company has intercompany transactions with its subsidiaries and consequently closely monitors the appropriateness of our transfer pricing policies and compliance therewith. The global transfer pricing environment, including with respect to operational and reporting requirements, is continuously evolving and subject to input from multiple sources and jurisdictions. These complexities require management to closely monitor new developments, which it does.
Many countries routinely examine transfer pricing policies of taxpayers subject to their jurisdiction, and authorities challenge transfer pricing policies aggressively where there is potential non-compliance and impose interest and penalties where non-compliance is determined. Although the documentation of and support for our transfer pricing policies has not been the subject of a governmental proceeding beyond examination to date, there can be no assurance that a governmental authority will not challenge these policies more aggressively in the future or, if challenged, that we will prevail. We could suffer costs related to one or more challenges to our transfer pricing policies.
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
Socio-economic inequality in South Africa or regionally may subject us to political and economic risks which may affect the ownership or operation of our business.
We maintain significant operations in South Africa. As a result, we are subject to political and economic risks relating to South Africa. While South Africa features highly developed and sophisticated business sectors and financial and legal infrastructure at the core of its economy, large parts of the country’s population, particularly in rural areas, do not have access to adequate education, health care, housing and other services, including water and electricity. In addition, South Africa also has higher levels of crime and unemployment than the United States.
It is difficult to predict the future political, social and economic direction of South Africa or the manner in which any future government will attempt to address the country’s inequalities. It is also difficult to predict the impact that addressing these inequalities will have on our business. Furthermore, there has been regional, political and economic instability in countries neighboring South Africa, which could materially and adversely affect our business, results of operations and financial condition.
Although political conditions in South Africa are generally stable, changes may occur in the composition of its ruling party or in its political, fiscal and legal systems which might affect the ownership or operation of our business. These risks may include changes in legislation, arbitrary interference with private ownership of contract rights, and changes to exchange controls, taxation and other laws or policies affecting foreign trade or investment. Any such changes, including changes in investment ratings, regulations and policies or a shift in political attitudes both within and towards South Africa are beyond our control and could materially and adversely affect our business, financial condition and results of operations.
A lack of growth, high inflation or increased interest rates in the South Africa economy could reduce our anticipated revenue and increase our operating costs.

On June 4, 2019, Statistics South Africa announced that the South African economy shrunk by 3.2% during the first quarter of 2019, following a prior announcement on March 5, 2019, that the growth rate during 2018 was 0.8%. Additionally, the economy of South Africa has in the past and may in the future continue to be characterized by rates of inflation and interest rates that are substantially higher than those prevailing in the United States and other highly developed economies. Economic conditions in South Africa could reduce our anticipated revenue growth, increase our South African-based costs, decrease our operating margins and adversely affect our ability to obtain cost-effective debt financing in South Africa.
Evolving regulations and changes in applicable laws relating to data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.
Our products and solutions enable us to collect, manage and store a wide range of data related to vehicle tracking and fleet management such as vehicle location and fuel usage, speed and mileage. Some of the data we collect or use in our business is subject to data privacy laws, which are complex and increase our cost of doing business. The U.S. federal government and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Many foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. In addition, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, provides new data privacy rights for California consumers, including the right to know what personal information is being collected about them and how it is being used. We market our products in over 50 countries, and accordingly, we are subject to many different, and potentially conflicting, privacy laws. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities.

Furthermore, there can be no assurance that our employees, contractors and agents will comply with the policies and procedures we establish regarding data privacy and data security, particularly as we expand our operations through organic growth and acquisitions. While our employees may violate our policies and procedures, the Company remains responsible for, and obligated to implement, policies and procedures and enter into contracts with service providers that require appropriate protection. Any violations could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products in one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, results of operations and financial condition.

The transmission of data over the Internet and cellular networks is a critical component of our SaaS business model. Additionally, as cloud computing continues to evolve, increased regulation by federal, state or foreign agencies becomes more likely, particularly in the areas of data privacy and data security. In addition, taxation of services provided over the Internet or other charges imposed by government agencies, or by private organizations for accessing the Internet, may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet, could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

Our solutions and products enable us to collect, manage and store a wide range of data related to fleet management such as mobile asset location and fuel usage, speed and mileage. We obtain our data from a variety of sources, including our customers and third-party providers. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal data, as well as requirements that must be followed if a breach of such personal data occurs. The European Union and the United Kingdom have adopted legislation (including directives, national laws and regulations) that increase or change the requirements governing data collection, use, storage and disclosure of personal data in these jurisdictions. The current European Union legislation related to data protection is the General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018. We have updated and will continue to evaluate our group data protection and security policies, charters, and procedures to assist in maintaining data privacy and data security in line with international practices.

The Protection of Personal Information Act, No. 4 of 2013 (the “POPI Act”) was promulgated into law in November 2013 in South Africa. Certain sections of the POPI Act, came into effect on April 11, 2014. The remaining sections of the POPI Act will commence on a date to be determined by the South African President, the general assumption being that the remaining sections will commence on April 1, 2020. The POPI Act allows for a one year transition period from its commencement for all persons to comply with its requirements. A failure to comply with the POPI Act may result in a fine not exceeding R10 million and/or imprisonment of up to 10 years, depending on the severity of the contravention.

We may also be subject to costly notification and remediation requirements if we, or a third party, determines that we have been the subject of a data breach involving personal data of individuals. Data breach notification regulations vary among the countries where we conduct business, and also vary among the states of the United States, and any breach of personal data could be subject to any number of these requirements.

As noted above, we have sought to implement internationally recognized practices regarding data privacy and data security. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities. Moreover, if future laws and regulations limit our customers’ ability to use and share this data or our ability to store, process and share data with our customers over the Internet, demand for our solutions could decrease and our costs could increase. We might also have to limit the manner in which we collect data, the types of personal data that we collect, or the solutions we offer. Any of these risks would materially and adversely affect our business, results of operations and financial condition.

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
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about, among other things, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, royalty costs, accruals relating to litigation and restructuring, income taxes, share-based compensation expense and the Company’s ability to continue as a going concern. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price. In addition, new accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future that could adversely affect our reported financial results.
Any changes to the accounting systems or new accounting system implementations may be ineffective or cause delays in our ability to provide timely financial results
A change in the Company’s accounting systems or new accounting system implementations could cause trial balances to drift out of balance or hinder the reconciliation of items which are time consuming to diagnose, impacting our ability to provide timely audited and unaudited financial results. Any such change could have a significant impact on the effectiveness of our system of internal controls and could cause a delay in compliance with our reporting obligations, which could adversely affect our business and the trading price of our common stock.
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
We have taken actions to mitigate the impact of such tariffs, however, there is no assurance that all such efforts will be successful. These actions include moving our contract manufacturing out of mainland China and working directly with U.S. Customs and Border Protection (“CBP”) to address the harmonized tariff codes used for our products. The majority of the move out of mainland China has been completed, and we expect the balance to be completed by the end of the first quarter 2020. The inability to mitigate the impact of the recently enacted tariffs, including the inability to obtain favorable results from our efforts with CBP, or any similar future increases in tariffs would increase our costs, and our business, financial condition and results of operations could be adversely affected.
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
In addition, the stock market has from time to time experienced extreme price and volume fluctuations that were unrelated to the operating performance of particular companies. In the past, some companies have experienced volatility that subsequently resulted in securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management’s attention and resources.
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
The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts, or the content and opinions included in their reports. If one or more of the analysts who cover us were to adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price could decline. If one or more of the analysts who cover us cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Future issuances of our common stock to holders of warrants may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.
As of December 31, 2019, we had outstanding warrants to purchase 2,838,454 shares of our common stock. These warrants are generally only exercisable on a cash basis but may be exercised on a cashless basis if and only if a registration statement relating to the issuance of the shares underlying the warrants is not then effective or an exemption from registration is not available for the resale of such shares. Any such net exercise will dilute the ownership interests of existing stockholders without any corresponding benefit to the Company of a cash payment for the exercise price of such warrant.
Future settlements of any conversion obligations with respect to the Inseego Notes may result in dilution to existing stockholders, lower prevailing market prices for our common stock or require a significant cash outlay.
Prior to December 15, 2021, holders may convert their Inseego Notes only if certain conditions are met. Because the sale price condition included in the Inseego Indenture was satisfied during December 2019, the Inseego Notes are currently convertible and will remain convertible until March 31, 2020, at which time the convertibility will need to be reevaluated. On or after December 15, 2021, until close of business on the business day immediately preceding the maturity date, holders may convert their Inseego Notes at any time. The Inseego Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the election of the Company, and are currently convertible at a conversion rate of 212.7660 shares of common stock per $1,000 principal amount of Inseego Notes (which is equivalent to an initial conversion price of $4.70 per share of common stock). The conversion rate is subject to adjustment if certain events occur, but in no event will the conversion rate exceed 387.5968 shares of common stock per $1,000 principal amount of Inseego Notes (which is equivalent to a conversion price of $2.58 per share of common stock). If we elect to settle conversions of the Inseego Notes with common stock, this may cause significant dilution to our existing stockholders. Any sales in the public market of the common stock issued upon such conversion could adversely affect prevailing market prices of our common stock. If we do not elect to settle conversion of the Inseego Notes solely with common stock, we would be required to settle a portion, or all, of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
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
As of March 13, 2020, North Sound Trading, L.P. and Golden Harbor Ltd. (together the “Investors”) and their affiliates own an aggregate of approximately 32.1% of the outstanding shares of our common stock. The Investors and their affiliates also hold 100% of the total principal of the Term Loan and approximately $44.8 million of the Inseego Notes (99.7% of the total principal amount). Assuming the conversion of the Inseego Notes and exercise of the warrants also owned by the Investors and their affiliates, the Investors and their affiliates would own approximately 39.7% of the outstanding shares of our common stock. As a result, the Investors have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.
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
In addition, pursuant to that certain Securities Purchase Agreement, dated August 6, 2018, by and among Inseego and the Investors (the “Purchase Agreement”), each of the Investors has the right to nominate a director so long as such Investor and its affiliates beneficially own at least 5% of the issued and outstanding shares of common stock of the Company, subject to satisfaction of reasonable qualification standards. The Purchase Agreement further provides that, at any time at which either Investor, together with its affiliates, beneficially owns more than 20% of the issued and outstanding common shares of stock of the Company, such Investor shall be entitled to appoint a second director, and the size of our Board of Directors shall not be increased to exceed seven directors. Notwithstanding the fact that all directors will be subject to fiduciary duties to the Company and to applicable law, the interests of the directors designated by the Investors may differ from the interests of our security holders as a whole or of our other directors.
In addition to their rights as stockholders and rights under the Purchase Agreement, the Investors also own a significant portion of our debt securities. Any restructuring or amendment of our Term Loan or of the Inseego Notes will require the consent and/or participation of one or both of the Investors. There can be no assurance that we will be able to obtain favorable terms in connection with the restructuring of our debt arrangements or any recapitalization that requires the approval of such Investors.

Our outstanding Series E Preferred Stock or future equity offerings could adversely affect the holders of our common stock in some circumstances.
There are currently 35,000 shares of Series E Fixed-Rate Cumulative Perpetual Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”) outstanding with an aggregate liquidation preference of $35 million. In addition, we may issue additional shares of Series E Preferred Stock to satisfy interest obligations under our Term Loan. The Series E Preferred Stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holders of common stock or any other junior securities, the Series E Base Amount (as defined below) plus

(without duplication) any accrued and unpaid dividends. In the future, we may offer additional shares of Series E Preferred Stock or other equity, equity-linked or debt securities, which may have rights, preferences or privileges senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive office is located in Alpharetta, Georgia. Our corporate offices are located in San Diego, California where we lease approximately 25,000 square feet under an arrangement that expires in July 2027 and approximately 12,000 square feet under an arrangement that expires in June 2020. We also currently lease approximately 14,000 square feet in Eugene, Oregon under a lease arrangement that expires in January 2023, and own property in Centurion, South Africa with approximately 28,000 square feet. We further lease space in various geographic locations abroad primarily for sales and support personnel, for research and development, or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.
Item 3.    Legal Proceedings
We are engaged in legal actions that arise in the ordinary course of our business. In general, while there can be no assurance, we believe that the ultimate outcome of these legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
The disclosure in Note 10, Commitments and Contingencies, in the accompanying consolidated financial statements includes a discussion of our legal proceedings and is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Data
Shares of our common stock are currently quoted and traded on The Nasdaq Global Select Market under the symbol “INSG”.
Number of Stockholders of Record
As of March 9, 2020, there were approximately 31 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Unregistered Sales of Equity Securities
None, except as previously disclosed in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and except for the issuances of common stock upon the exercise of outstanding warrants described in the following table:

Date	Shares of Common Stock Issued upon Exercise of Outstanding Warrants	Consideration Received
December 9, 2019	190,100	$1,045,550
December 10, 2019	102,000	$561,000
December 11, 2019	351,483	$1,880,434
December 12, 2019	478,300	$2,558,905
December 13, 2019	25,000	$133,750
December 18, 2019	11,700	$62,595
December 19, 2019	8,200	$43,870
December 20, 2019	7,500	$40,125
December 23, 2019	80,846	$432,526

The issuances of common stock described in the table above were exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.
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
Business Overview and Background
Inseego Corp. is a Delaware corporation formed in 2016 as the successor to Novatel Wireless, Inc., a Delaware corporation formed in 1996, resulting from an internal reorganization that was completed in November 2016. Our principal executive office is located at 12600 Deerfield Parkway, Suite 100, Alpharetta, GA 30004, our corporate offices are located at 9710 Scranton Road, Suite 200, San Diego, CA 92121 and our sales and engineering offices are located throughout the world. Inseego’s common stock trades on the NASDAQ Global Select Market under the trading symbol “INSG”.
Overview
Inseego Corp. is a leader in the design and development of fixed and mobile wireless solutions, advanced 4G and 5G NR, IIoT and cloud solutions for large enterprise verticals, service providers and small and medium-sized businesses around the globe. Our product portfolio consists of fixed and mobile device-to-cloud solutions that provide compelling, intelligent, reliable and secure end-to-end IoT services with deep business intelligence. Inseego’s products and solutions power mission critical applications with a “zero unscheduled downtime” mandate, such as our 5G FWA gateway solutions, 4G and 5G mobile broadband, IIoT applications such as SD WAN failover management, asset tracking and fleet management services. Our solutions are powered by our key wireless innovations in mobile and FWA technologies, including a suite of products employing the 5G NR standards, and purpose-built SaaS cloud platforms.
We have been at the forefront of the ways in which the world stays connected and accesses information, and protects and derives intelligence from that information. With multiple first-to-market innovations across a number of wireless technologies, including 5G, and a strong and growing portfolio of hardware and software innovations for IIoT solutions, Inseego has been advancing technology and driving industry transformations for over 30 years. It is this proven expertise, commitment to quality, obsession with innovation and a relentless focus on execution that makes us a preferred global partner of service providers, distributors, value-added resellers, system integrators, and enterprises worldwide.
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
General and administrative expenses include primarily corporate functions such as accounting, human resources, legal, administrative support and professional fees. This category also includes the expenses needed to operate as a publicly traded company, including compliance with the Sarbanes-Oxley Act of 2002, as amended, SEC filings, stock exchange fees and investor relations expense. Although general and administrative expenses are not directly related to revenue levels, certain expenses such as legal expenses and provisions for bad debts may cause significant volatility in future general and administrative expenses which may, in turn, impact net revenue levels.
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

Results of Operations
The following table sets forth our consolidated statements of operations expressed as a percentage of net revenues for the periods indicated.

	Year Ended December 31,
	2019	2018

Net revenues:	(as a percent of net revenues)

IoT & Mobile Solutions	70.2%	66.9%
Enterprise SaaS Solutions	29.8	33.1
Total net revenues	100.0	100.0
Cost of net revenues:
IoT & Mobile Solutions	59.2	52.0
Enterprise SaaS Solutions	11.6	12.9
Impairment of abandoned product line, net of recoveries	—	0.2
Total cost of net revenues	70.8	65.1
Gross profit	29.2	34.9
Operating costs and expenses:
Research and development	10.9	10.2
Sales and marketing	13.2	11.4
General and administrative	12.4	12.5
Amortization of purchased intangible assets	1.6	1.8
Extinguishment of acquisition-related liabilities	—	(8.5)
Restructuring charges, net of recoveries	—	0.6
Total operating costs and expenses	38.1	27.9
Operating income (loss)	(8.9)	6.9
Other income (expense):
Interest expense, net	(9.3)	(10.1)
Other income (expense), net	0.2	(0.4)
Loss before income taxes	(18.0)	(3.6)
Income tax provision	0.2	0.4
Net loss	(18.2)	(4.0)
Less: Net loss (income) attributable to noncontrolling interests	—	—
Net loss attributable to Inseego Corp.	(18.2)%	(4.0)%
Preferred stock dividend	(0.2)%	—
Let loss attributable to common shareholders	(18.4)%	(4.0)%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net revenues. Net revenues for the year ended December 31, 2019 were $219.5 million, an increase of $17.0 million, or 8.4%, compared to the same period in 2018.
The following table summarizes net revenues by our two product categories (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2019	2018	$	%
IoT & Mobile Solutions	$154,167	$135,349	$18,818	13.9%
Enterprise SaaS Solutions	65,329	67,114	(1,785)	(2.7)%
Total	$219,496	$202,463	$17,033	8.4%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions net revenues is primarily a result of increased sales in our LTE gigabit hotspots and the introduction of our 5G hotspot related to our MiFi business, partially offset by a reduction in IoT sales.
Enterprise SaaS Solutions. Enterprise SaaS Solutions net revenues were down slightly year-over-year due to the effect of strengthening U.S. Dollar foreign exchange rates on international sales, partially offset by increased subscription revenues.
Cost of net revenues. Cost of net revenues for the year ended December 31, 2019 was $155.5 million, or 70.9% of net revenues, compared to $131.9 million, or 65.1% of net revenues, for the same period in 2018.
The following table summarizes cost of net revenues by our two product categories (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2019	2018	$	%
IoT & Mobile Solutions	$129,957	$105,344	$24,613	23.4%
Enterprise SaaS Solutions	25,568	26,167	(599)	(2.3)%
Impairment of abandoned product line, net of recoveries	—	355	(355)	(100.0)%
Total	$155,525	$131,866	$23,659	17.9%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions cost of net revenues is primarily a result of increased sales as well as associated expenses such as freight and royalties. In addition, the cost per unit is higher on the 5G hotspot as compared to the older generation of hotspot.
Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues decreased as a result of the effect of strengthening U.S. Dollar foreign exchange rates on international costs, partially offset by costs to service the increase in revenues.
Impairment of abandoned product line, net of recoveries. The impairment of abandoned product line in 2018 reflects the additional write down of certain inventory related to product lines which were abandoned during the fourth quarter of 2016, net of recoveries related to the subsequent sale of such abandoned products.
Gross profit. Gross profit for the year ended December 31, 2019 was $64.0 million, or a gross margin of 29.2%, compared to $70.6 million, or a gross margin of 34.9%, for the same period in 2018. The decrease in gross profit was primarily attributable to a decline in MiFi gross margins.
Research and development expenses. Research and development expenses for the year ended December 31, 2019 were $23.9 million, or 10.9% of net revenues, compared to $20.6 million, or 10.2% of net revenues, for the same period in 2018. The increase was primarily a result of increased spending related to 5G product programs, including additional headcount, partially offset by the Company starting to capitalize certain additional research and development costs beginning in 2019.
Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2019 were $28.9 million, or 13.2% of net revenues, compared to $23.0 million, or 11.4% of net revenues, for the same period in 2018. The increase was primarily a result of an increase in employment costs attributable to an increase in headcount and an increase in share-based compensation related to an equity bonus.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2019 were $27.3 million, or 12.4% of net revenues, compared to $25.3 million, or 12.5% of net revenues, for the same period in 2018. The increase was primarily a result of an increase in employment costs attributable to an increase in headcount, non-recurring legal fees, and an increase in share-based compensation related to an equity bonus.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the years ended December 31, 2019 and 2018 was $3.4 million and $3.6 million, respectively.
Extinguishment of acquisition-related liabilities. During the twelve months ended December 31, 2018, we recorded a gain of $17.2 million related to the extinguishment of certain acquisition-related liabilities resulting from the Settlement Agreement, as defined below. We did not have an extinguishment of acquisition-related liabilities during the same period in 2019.
Restructuring charges, net of recoveries. Restructuring charges, net of recoveries, for the years ended December 31, 2019 and 2018 were $0.1 million and $1.2 million, respectively, and primarily consisted of severance costs incurred in connection with the reduction of our workforce and facility exit related costs.
Interest expense, net. Interest expense, net for each of the years ended December 31, 2019 and 2018 was $20.4 million. Interest expense is primarily a result of the interest expense and amortization of the debt discount and debt issuance costs related to our Term Loan and Convertible Senior Notes.
Other income (expense), net. Other income, net, for the year ended December 31, 2019 was $0.4 million, which primarily related to foreign currency transaction gains and losses, and gains on the sale of certain fixed assets. Other expense, net for the same period in 2018 was $0.9 million, which primarily consisted of foreign currency transaction gains and losses.
Income tax provision. Income tax provision for the years ended December 31, 2019 and 2018 was $0.5 million and $0.8 million, respectively, which primarily related to certain of our profitable entities in foreign jurisdictions.
The effective tax rate for the year ended December 31, 2019 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated during the year and certain profitable foreign subsidiaries.
Series E preferred stock dividends. During the year ended December 31, 2019, we recorded $0.4 million of accrued Series E preferred stock dividends. We did not have Series E preferred stock dividends for the year ended 2018.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. As of December 31, 2019, we had cash and cash equivalents of $12.1 million compared with cash and cash equivalents of $31.0 million as of December 31, 2018.
On August 6, 2018, the Company completed a private placement of 12,062,000 shares of common stock and warrants to purchase an additional 4,221,700 shares of common stock, for gross proceeds of $19.7 million in cash (the “2018 Private Placement”). In connection with the Private Placement, the Company incurred issuance costs of approximately $0.5 million.
On August 9, 2019, we completed a private placement of 10,000 shares of Series E Preferred Stock, for an aggregate purchase price of $10.0 million in accordance with the terms and provisions of a Securities Purchase Agreement, dated August 9, 2019, by and among the Company and certain accredited investors. Each share of Series E Preferred Stock entitles the holder thereof to receive, when, as and if declared by the Company out of assets legally available therefor, cumulative cash dividends at an annual rate of 9.00% payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on October 1, 2019. If dividends are not declared and paid in any quarter, or if such dividends are declared but holders of the Series E Preferred Stock elect not to receive them in cash, the quarterly dividend will be deemed to accrue and will be added to the Series E Base Amount. The Series E Preferred Stock has no voting rights unless otherwise required by law. The Series E Preferred Stock is perpetual and has no maturity date. However, we may, at our option, redeem shares of the Series E Preferred Stock, in whole or in part, on or after July 1, 2022, at a price equal to 110% of the Series E Base Amount plus (without duplication) any accrued and unpaid dividends. The “Series E Base Amount” means $1,000 per share, plus any accrued but unpaid dividends, whether or not declared by our board of directors, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series E Preferred Stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holders of common stock or any other junior securities, the Series E Base Amount plus (without duplication) any accrued and unpaid dividends.
During the fourth quarter of 2019, the Company received $6.9 million in net cash proceeds from the exercise of 1,255,129 of the Company’s common stock purchase warrants issued 2015.

On March 6, 2020, the Company completed a private placement of 25,000 additional shares of Series E Preferred Stock, for an aggregate purchase price of $25.0 million in accordance with the terms and provisions of a Securities Purchase Agreement, dated March 6, 2020, by and among the Company and an accredited investor.
Term Loan
On August 23, 2017, we, and certain of our direct and indirect subsidiaries (the “Guarantors”), entered into a credit agreement (the “Credit Agreement”) with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and certain lenders (the “Lenders”). Pursuant to the Credit Agreement, the Lenders provided us with a term loan in the principal amount of $48.0 million (the “Term Loan”) with a maturity date of August 23, 2020 (the “Maturity Date”). In conjunction with the closing of the Term Loan, we received proceeds of $46.9 million, $35.0 million of which was funded to us in cash on the closing date, net of approximately $1.1 million related to an original issue discount and commitment fee, and the remaining $11.9 million of which was funded through our repurchase and cancellation of approximately $14.9 million of our outstanding Inseego Notes pursuant to the terms of the Note Purchase Agreement (as defined below). Additionally, in conjunction with the closing of the Term Loan, we issued 2,000,000 shares of our common stock to the Lenders with a market value of approximately $2.3 million, accrued an exit fee of approximately $0.6 million and paid issuance costs of approximately $0.5 million.
The Term Loan is secured by a first priority lien on substantially all of the assets of the Company and the Guarantors, including equity interests in certain of our direct and indirect subsidiaries, in each case subject to certain customary exceptions and permitted liens. The Credit Agreement includes customary representations and warranties, a material adverse change clause, as well as customary reporting and financial covenants, including a restriction on the level of capital expenditures. The Company obtained waivers of the capital expenditure restriction from the lenders during the year ended December 31, 2019. As a result of the waivers, as of December 31, 2019, the Company was in compliance with all financial covenants under the Credit Agreement. On March 9, 2020, we entered into an amendment to the Credit Agreement, which among other things, amended certain financial covenants set forth therein and permits the use of our Series E Preferred Stock to make certain payments, including interest payments, due thereunder.
On March 10, 2020, the Company entered into a letter agreement (the “Letter Agreement”) with South Ocean Funding, LLC (“South Ocean”), the Lender, holder of the aggregate principal amount currently outstanding under the Credit Agreement, which provides: (i) that the Company and South Ocean will work together, in good faith, to reach an agreement to amend or refinance the Credit Agreement in order to extend the maturity of the Credit Agreement until a date after March 15, 2021; and (ii) should an agreement not be reached to amend or refinance the Credit Agreement prior to August 23, 2020, upon request of the Company, the maturity date of the Credit Agreement will be extended to no earlier than March 15, 2021.
The Term Loan bears interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 7.625% (9.535% at December 31, 2019). Interest on the Term Loan is payable on the last business day of each calendar month and on the Maturity Date. Principal on the Term Loan is payable on the Maturity Date. At December 31, 2019, four months of interest due to related parties, totaling $1.3 million was deferred and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.
As required by the terms of the Credit Agreement, during the year ended December 31, 2019, the Company repaid $0.5 million of principal on the Term Loan in connection with the Settlement Agreement (as defined below).
Related parties currently hold 100% of the principal amount.
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
On January 9, 2017, in connection with the settlement of an exchange offer and consent solicitation with respect to the 5.50% convertible senior notes due 2020 (the “Novatel Wireless Notes”), the Company issued approximately $119.8 million aggregate principal amount of the 5.50% convertible senior notes due 2022 (the “Inseego Notes”). The Inseego Notes were issued in exchange for approximately $119.8 million aggregate principal amount of outstanding Novatel Wireless Notes that were validly tendered and accepted for exchange and subsequently canceled. The Inseego Notes are governed by the terms of an indenture, dated January 9, 2017 (the “Inseego Indenture”), between the Company, as issuer, and Wilmington Trust, National Association, as trustee. The Inseego Notes are senior unsecured obligations of the Company and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2017.
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
The Inseego Notes will mature on June 15, 2022, unless earlier converted, redeemed or repurchased. The Inseego Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election, at an initial conversion price of $4.70 per share of our common stock. Because the sale price condition included in the Inseego Indenture was satisfied during December 2019, the Inseego Notes are currently convertible and will remain convertible until March 31, 2020 at which time the convertibility will need to be reevaluated.
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
The Inseego Notes are subject to repurchase by the Company at the option of the holders on June 15, 2020 unless earlier converted. On March 6, 2020, the holders of substantially all of the outstanding indebtedness under the Inseego Notes agreed to waive their optional right to require the Company to repurchase the Notes on June 15, 2020.
On March 3, 2020 the Company and the Trustee entered into a First Supplemental Indenture which eliminated certain covenants prohibiting the incurrence of certain indebtedness and certain restricted payments.
During the first quarter of 2020, we exchanged $59.9 million of outstanding Inseego Notes for 13,688,876 shares of common stock and $250,000 of outstanding Novatel Wireless Notes for 50,000 shares of common stock. As of the filing date of this report, there were $45.0 million of outstanding Inseego Notes and no outstanding Novatel Wireless Notes.
In connection with the exchanges of Inseego Notes described above, we issued 942,702 additional shares of our common stock. We will account for the debt conversion as an induced conversion under ASC 470, Debt, and as such, expect to record an expense on induced conversion of approximately $7.9 million during the first quarter of 2020.
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
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately instruct its transfer agent to permit the transfer or sale of 973,333 shares of the Company’s common stock that the Company had issued to the former stockholders of RER in March 2017, (iii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iv) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (v) within 24 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option and (vi) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. Our remaining liability under the Settlement Agreement at December 31, 2019 consists of approximately $1.0 million in current liabilities.

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
In connection with an issuance of warrants, on March 28, 2019, we entered into Amendment No. 3 to the Rights Agreement, dated January 22, 2018, as amended from time to time, between us and Computershare Trust Company, N.A., as rights agent, for the purpose of modifying the definition of “Acquiring Person” under the Rights Agreement to permit each of the Investors to remain a Grandfathered Stockholder (as defined in the Rights Agreement) and not be deemed an “Acquiring Person” under the Rights Agreement.

The Investors will remain Grandfathered Stockholders as long as they do not acquire, after the date of the Third Amendment to Rights Agreement, beneficial ownership of our securities (other than as a result of any adjustment provision or the accrual of interest under any outstanding convertible notes) equal to more than 0.50% of the then-outstanding common stock.
DigiCore Secured Banking Facility
DigiCore has a secured banking facility with Absa, which had a maximum borrowing capacity of $1.0 million at December 31, 2019. The facility bears interest at the South Africa prime interest rate less 0.10% (9.90% at December 31, 2019) and is subject to renewal annually. At December 31, 2019, $0.2 million remained outstanding under this facility.
DigiCore Secured Overdraft Facility
DigiCore has a secured overdraft facility with Grindrod Bank in South Africa, which had a maximum borrowing capacity of $0.3 million at December 31, 2019. The facility bears interest at the South Africa prime interest rate plus 1.00% (11.00% at December 31, 2019), requires monthly interest and, in certain instances, minimum principal payments. The facility is subject to renewal annually. At December 31, 2019, $21 thousand remained outstanding under this facility.
Historical Cash Flows
The following table summarizes our consolidated statements of cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(17,999)	$(1,765)
Net cash used in investing activities	(28,213)	(4,234)
Net cash provided by financing activities	27,469	17,667
Effect of exchange rates on cash	(259)	(1,851)
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,002)	9,817
Cash, cash equivalents and restricted cash, beginning of period	31,076	21,259
Cash, cash equivalents and restricted cash, end of period	$12,074	$31,076
Operating activities. Net cash used in operating activities was $18.0 million for the year ended December 31, 2019 compared to $1.8 million for the same period in 2018. Net cash used in operating activities for the year ended December 31, 2019 was primarily attributable to the net loss in the period and net cash used for working capital, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, and share-based compensation expense. Net cash used in operating activities for the year ended December 31, 2018 was primarily attributable to the net losses incurred during the period, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, loss on extinguishment of debt and share-based compensation expense.

Investing activities. Net cash used in investing activities during the year ended December 31, 2019 was $28.2 million compared to $4.2 million used in investing activities for the same period in 2018. Cash used in investing activities during the year ended December 31, 2019 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our products, in large part due to the increase in development in support of 5G products and services as well as certain internally developed software projects. Cash used in investing activities during the same period in 2018 was primarily attributable to the purchases of property, plant and equipment and the capitalization of certain costs related to the development of software to be sold in our solutions.
Financing activities. Net cash provided by financing activities during the year ended December 31, 2019 was $27.5 million, compared to net cash provided by financing activities of $17.7 million for the same period in 2018. Net cash provided by financing activities during the year ended December 31, 2019 was primarily related to proceeds received from the issuance and sale of Series E preferred stock and the exercise of warrants to purchase common stock, as well as proceeds received from stock option exercises and purchases made under the employee stock purchase plan, partially offset by net repayments of bank and overdraft facilities of DigiCore Holdings Limited, principal payments under finance lease obligations and taxes paid on vested restricted stock units. Net cash provided by financing activities during the year ended December 31, 2018 was primarily attributable to the net proceeds received from the 2018 Private Placement and proceeds received from stock option exercises and purchases made under the employee stock purchase plan, partially offset by net repayments of DigiCore bank and overdraft facilities, principal payments under capital lease obligations and the Term Loan and taxes paid on vested restricted stock units.
Other Liquidity Needs
As of December 31, 2019, we had available cash and cash equivalents totaling $12.1 million and working capital of $19.6 million.
Under the terms of the indenture governing the Inseego Notes, each holder of the notes has the right to require the Company to repurchase its notes for cash on June 15, 2020 (“the Optional Repurchase Date”). On March 6, 2020, the holders of the outstanding indebtedness under the Inseego Notes agreed to waive their optional right to require the Company to repurchase the Notes on the Optional Repurchase Date.

The Company’s liquidity could be compromised if there is any interruption in its business operations, a material failure to satisfy its contractual commitments or a failure to generate revenue from new or existing products. Ultimately, the Company’s ability to attain profitability and to generate positive cash flow is dependent upon achieving a level of revenues adequate to support its evolving cost structure and increasing working capital needs. If events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to raise additional capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on the Company’s ability to achieve its intended business objectives. There can be no assurance that any required or desired restructuring or financing will be available on terms favorable to the Company, or at all. In addition, in order to obtain additional borrowings, the Company must comply with certain requirements under the Credit Agreement and the Inseego Indenture. If additional funds are raised by the issuance of equity securities, Company stockholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of the Company’s common stock. If additional funds are raised by the issuance of debt securities, the Company may be subject to additional limitations on its operations.
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
Revenue Recognition
Sources of Revenue
The Company generates revenue from a broad range of product sales including intelligent wireless hardware products for the worldwide mobile communications and IoT markets. The Company’s products principally include intelligent 4G and 5G mobile hotspots, wireless gateways and routers for IoT applications, 1 Gigabit speed 4G LTE hotspots and USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights and configure and manage their hardware.
The Company classifies its revenues from the sale of its products and services into two distinct groupings, specifically IoT & Mobile Solutions and Enterprise SaaS Solutions. Both IoT & Mobile Solutions and Enterprise SaaS Solutions revenues include any hardware and software required for the respective solution.
Net revenues by product grouping for the year ended December 31, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2019	2018
IoT & Mobile Solutions	$154,167	$135,349
Enterprise SaaS Solutions	65,329	67,114
Total	$219,496	$202,463
Net revenues by geographic region based on shipping destination for the year ended December 31, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2019	2018
United States and Canada	$158,756	$139,246
South Africa	35,001	38,608
Other	25,739	24,609
Total	$219,496	$202,463
IoT & Mobile Solutions. The IoT & Mobile Solutions portfolio is comprised of end-to-end edge to cloud solutions including 4G LTE mobile broadband gateways, routers, modems, hotspots, HD quality VoLTE based wireless home phones, cloud management software and an advanced 5G portfolio of products (currently in various stages of development). The solutions are offered under the MiFi brands for consumer and business markets, and under the Skyus brand for industrial IoT markets.
Enterprise SaaS Solutions. The Enterprise SaaS Solutions consist of various subscription offerings to gain access to the Company’s Ctrack telematics platforms, which provide fleet vehicle, aviation ground vehicle and asset tracking and performance information, and other telematics applications, and the Company’s Device Management System (“DMS”), a hosted SaaS platform that helps organizations manage the selection, deployment and spend of their customers wireless assets, helping them save money on personnel and telecom expenses.
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
Multiple Performance Obligations
The Company’s contracts with customers may include commitments to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When hardware, software and services are sold in various combinations, judgment is required to determine whether each performance obligation is considered distinct and accounted for separately, or not distinct and accounted for together with other performance obligations

In instances where the software elements included within hardware for various products are considered to be functioning together with non-software elements to provide the tangible product’s essential functionality, these arrangements are accounted for as a single distinct performance obligation.

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
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of December 31, 2019.
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

Allowance for Doubtful Accounts Receivable
We provide an allowance for our accounts receivable for estimated losses that may result from our customers’ inability to pay. We determine the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, and changes in customer payment cycles and our customers’ creditworthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance. To minimize the likelihood of uncollectible accounts, we review our customers’ creditworthiness periodically based on credit scores generated by independent credit reporting services, our experience with our customers and the economic condition of our customers’ industries. Material differences may result in the amount and timing of expense for any period if we were to make different judgments or utilize different estimates. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories and Provision for Excess and Obsolete Inventory
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. We review the components of our inventory and our inventory purchase commitments on a regular basis for excess and obsolete inventory based on estimated future usage and sales. Write-downs in inventory value or losses on inventory purchase commitments depend on various items, including factors related to customer demand, economic and competitive conditions, technological advances or new product introductions by us or our customers that vary from our current expectations. Whenever inventory is written down, a new cost basis is established, and the inventory is not subsequently written up if market conditions improve.
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
Software Development Costs for External Use
Software development costs for external use are expensed as incurred until technological feasibility has been established, at which time those costs are capitalized as intangible assets until the software is implemented into products sold to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life. Costs incurred to enhance existing software or after the implementation of the software into a product are expensed in the period they are incurred and included in research and development expense in the consolidated statements of operations.
Software Development Costs for Internal Use
Costs incurred in the preliminary stages of development are expensed as incurred and included in research and development expense in the consolidated statements of operations. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements of internal-use software when it is probable that the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal-use software costs are recorded as part of intangible assets and are amortized on a straight-line basis over the estimated useful life of the software. The Company does not capitalize pilot projects and projects for which it believes that the future economic benefits are less than probable. The Company tests these assets for impairment whenever events or circumstances occur that could impact their recoverability.
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
As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Marcum LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2019, as stated in their report which is included herein.
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

To the Shareholders and Board of Directors of
Inseego Corp.

Opinion on Internal Control over Financial Reporting

We have audited Inseego Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive loss, shareholders’ deficit, and cash flows and the related notes for each of the two years in the period ended December 31, 2019 of the Company, and our report dated March 13, 2020 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Philadelphia, Pennsylvania
March 13, 2020

PART III
Items 10, 11, 12, 13 and 14.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.
PART IV
Item 15.    Exhibits, Financial Statement Schedules

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

3.4	Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 13, 2019).

3.5
Certificate of Amendment to Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 10, 2020).

4.1	Form of Inseego Corp. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 9, 2016).

4.2**	Description of Equity Securities Registered under Section 12 of the Exchange Act.

4.3
Indenture, dated January 9, 2017, between Inseego Corp. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed January 10, 2017).

4.4	Form of Inseego Corp.’s 5.50% Convertible Senior Note due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed January 10, 2017).

4.5
First Supplemental Indenture, dated March 3, 2020, among Inseego Corp. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 9, 2020).

4.6
Form of Waiver Agreement between Inseego Corp. and holders of Inseego Corp. 5.50% Convertible Senior Notes due 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 9, 2020).

4.7
Rights Agreement, dated as of January 22, 2018, between Inseego Corp. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 22, 2018).

4.8
Amendment No. 1 to Rights Agreement, dated August 6, 2018, by and between Inseego Corp. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

Exhibit No.	Description
4.9
Amendment No. 2 to Rights Agreement, dated December 4, 2018, by and between Inseego Corp. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 10, 2018).

4.10
Amendment No. 3 to Rights Agreement, dated March 28, 2019, by and between Inseego Corp. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed March 29, 2019).

4.11
Common Stock Purchase Warrant issued to Golden Harbor Ltd., dated March 28, 2019, by Inseego Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 29, 2019).

4.12
Common Stock Purchase Warrant issued to North Sound Trading, L.P., dated March 28, 2019, by Inseego Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 29, 2019).

4.13
Registration Rights Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A to the Securities Purchase Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.1*	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 18, 2018).

10.2*
Offer Letter, dated August 11, 2017, by and between the Company and Stephen Smith with an employment start date of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.3*
Change in Control and Severance Agreement, effective August 21, 2017, by and between the Company and Stephen Smith (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.4*	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.5*	Employment Offer Letter, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.6*
Change in Control and Severance Agreement, dated June 6, 2018, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 8, 2018).

10.7*	Indemnification Agreement, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.8*
Amendment to Offer Letter, dated October 26, 2017, by and between the Company and Dan Mondor (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.9*	Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.10*
Form of Nonstatutory Stock Option Agreement under the Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.11*	Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 18, 2018).

10.12
Security and Pledge Agreement, dated as of August 23, 2017, by and among Inseego Corp and certain of its direct and indirect subsidiaries, as Guarantors, and Cantor Fitzgerald Securities, as Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.13
First Amendment to Credit Agreement, dated as of August 9, 2019, by and among Inseego Corp. and certain of its direct and indirect subsidiaries, Cantor Fitzgerald Securities, as Agent, and certain funds managed by Highbridge Capital Management, LLC, as Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2019).

10.14
Second Amendment to Credit Agreement dated March 9, 2020, by and among Inseego Corp. and certain of its direct and indirect subsidiaries, Cantor Fitzgerald Securities, as Agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2020).

Exhibit No.	Description
10.15
Letter Agreement dated March 10, 2020, by and between Inseego Corp. and South Ocean Funding, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 11, 2020).

10.16
Security and Pledge Agreement, dated as of August 23, 2017, by and among Inseego Corp and certain of its direct and indirect subsidiaries, as Guarantors, and Cantor Fitzgerald Securities, as Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.17
Mutual General Release and Settlement Agreement, dated July 26, 2018, between Inseego Corp., successor to Novatel Wireless, Inc., on the one hand, and Robert E. Ralston and Ethan B. Ralston, on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 31, 2018).

10.18
Note Purchase Agreement, dated as of August 23, 2017, by and among Inseego Corp., 1992 MSF International LTD. and 1992 Tactical Credit Master Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.19
Securities Purchase Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.20
Securities Purchase Agreement, dated August 9, 2019, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 13, 2019).

10.21
Securities Purchase Agreement, dated March 6, 2020, by and among Inseego Corp. and the Investor identified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2020).

10.22**	Form of Exchange Agreement, by and among Inseego Corp. and certain investors holding the Company’s 5.50% Convertible Senior Notes due 2022.

10.23
Consulting Agreement between the Company and Robert Pons, effective as of September 30, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2019).

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

Date: March 13, 2020	INSEEGO CORP.

	By	/s/ Dan Mondor
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

Signature	Title	Date
/s/ Dan Mondor	Chief Executive Officer (Principal Executive Officer and Director)	March 13, 2020
Dan Mondor

/s/ Stephen Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2020
Stephen Smith

/s/ Chris Harland	Director	March 13, 2020
Chris Harland

/s/ Jeffrey Tuder	Director	March 13, 2020
Jeffrey Tuder

/s/ James B. Avery	Director	March 13, 2020
James B. Avery

/s/ Brian Miller	Director	March 13, 2020
Brian Miller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Inseego Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inseego Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 13, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
/s/ Marcum LLP

We have served as the Company’s auditor since 2018.
Philadelphia, Pennsylvania

March 13, 2020

INSEEGO CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$12,074	$31,015
Restricted cash	—	61
Accounts receivable, net of allowance for doubtful accounts of $2,133 and $1,841, respectively	19,656	20,633
Inventories, net	25,290	26,431
Prepaid expenses and other	7,117	6,212
Total current assets	64,137	84,352
Property, plant and equipment, net	10,756	6,698
Rental assets, net	5,385	5,769
Intangible assets, net	44,392	31,985
Goodwill	33,659	32,942
Right-of-use assets, net	2,657	—
Other assets	387	510
Total assets	$161,373	$162,256
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	26,482	39,245
Accrued expenses and other current liabilities	17,861	13,024
DigiCore bank facilities	187	1,412
Total current liabilities	44,530	53,681
Long-term liabilities:
Convertible senior notes, net	101,334	93,054
Term loan, net	46,538	45,046
Deferred tax liabilities, net	3,949	4,457
Other long-term liabilities	2,380	2,543
Total liabilities	198,731	198,781
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 10,000 shares designated, 10,000 and 0 shares issued and outstanding, respectively, liquidation preference of $1,000 per share	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 81,974,051 and 73,979,882 shares issued and outstanding, respectively	82	74
Additional paid-in capital	584,862	546,230
Accumulated other comprehensive loss	(3,879)	(4,877)
Accumulated deficit	(618,303)	(577,817)
Total stockholders’ deficit attributable to Inseego Corp.	(37,238)	(36,390)
Noncontrolling interests	(120)	(135)
Total stockholders’ deficit	(37,358)	(36,525)
Total liabilities and stockholders’ deficit	$161,373	$162,256
See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Net revenues:
IoT & Mobile Solutions	$154,167	$135,349
Enterprise SaaS Solutions	65,329	67,114
Total net revenues	219,496	202,463
Cost of net revenues:
IoT & Mobile Solutions	129,957	105,344
Enterprise SaaS Solutions	25,568	26,167
Impairment of abandoned product line, net of recoveries	—	355
Total cost of net revenues	155,525	131,866
Gross profit	63,971	70,597
Operating costs and expenses:
Research and development	23,853	20,593
Sales and marketing	28,914	23,027
General and administrative	27,267	25,325
Amortization of purchased intangible assets	3,421	3,624
Extinguishment of acquisition-related liabilities	—	(17,174)
Restructuring charges, net of recoveries	60	1,191
Total operating costs and expenses	83,515	56,586
Operating income (loss)	(19,544)	14,011
Other income (expense):
Interest expense, net	(20,381)	(20,444)
Other income (expense), net	351	(895)
Loss before income taxes	(39,574)	(7,328)
Income tax provision	536	815
Net loss	(40,110)	(8,143)
Less: Net loss (income) attributable to noncontrolling interests	(15)	85
Net loss attributable to Inseego Corp.	(40,125)	(8,058)
Series E preferred stock dividends	(361)	—
Net loss attributable to common stockholders	$(40,486)	$(8,058)
Per share data:
Net loss per common share:
Basic and diluted	$(0.52)	$(0.12)
Weighted-average common shares outstanding:
Basic and diluted	78,322,496	66,104,376

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(40,110)	$(8,143)
Foreign currency translation adjustment	998	(9,481)
Total comprehensive loss	$(39,112)	$(17,624)

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	—	$—	58,645	$59	$519,531	$(569,759)	$4,604	$(50)	$(45,615)
Net loss	—	—	—	—	—	(8,058)	—	(85)	(8,143)
Foreign currency translation adjustment	—	—	—	—	—	—	(9,481)	—	(9,481)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	2,645	$3	2,405	—	—	—	2,408
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(656)	—	—	—	(656)
Issuance of common shares	—	—	12,690	$12	20,074				20,086
Share-based compensation	—	—	—	—	4,876	—	—	—	4,876
Balance, December 31, 2018	—	—	73,980	74	546,230	(577,817)	(4,877)	(135)	(36,525)
Net loss	—	—	—	—	—	(40,125)	—	15	(40,110)
Foreign currency translation adjustment	—	—	—	—	—	—	998	—	998
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	2,254	2	3,263	—	—	—	3,265
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(1,269)	—	—	—	(1,269)
Issuance of Series E preferred shares	10	—	—	—	10,000	—	—	—	10,000
Issuance of common shares	—	—	263	—	1,439	—	—	—	1,439
Exercise of warrants	—	—	5,477	6	17,536	—	—	—	17,542
Share-based compensation	—	—	—	—	7,302	—	—	—	7,302
Series E preferred stock dividends	—	—	—	—	361	(361)	—	—	—
Balance, December 31, 2019	10	$—	81,974	$82	$584,862	$(618,303)	$(3,879)	$(120)	$(37,358)

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(40,110)	$(8,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,426	13,733
Provision for bad debts, net of recoveries	715	555
Provision for excess and obsolete inventory, net of recoveries	980	1,040
Share-based compensation expense	7,302	4,876
Amortization of debt discount and debt issuance costs	9,772	9,772
Deferred income taxes	(598)	14
Non-cash gain on extinguishment of acquisition-related liabilities	—	(17,174)
Other	840	2,022
Changes in assets and liabilities:
Accounts receivable	377	(6,883)
Inventories	(3,077)	(11,437)
Prepaid expenses and other assets	(901)	3,251
Accounts payable	(12,996)	9,646
Accrued expenses, income taxes, and other	1,271	(3,037)
Net cash used in operating activities	(17,999)	(1,765)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,621)	(1,338)
Proceeds from the sale of property, plant and equipment	517	144
Additions to capitalized software development costs and purchases of intangible assets	(22,109)	(3,040)
Net cash used in investing activities	(28,213)	(4,234)
Cash flows from financing activities:
Gross proceeds received from issuance of Series E preferred stock	10,000	—
Gross proceeds received from private placement	—	19,661
Payment of issuance costs related to private placement	—	(500)
Principal payments on term loans	—	(500)
Proceeds from the exercise of warrants to purchase common stock	17,542	—
Net repayment of DigiCore bank and overdraft facilities	(1,047)	(1,453)
Principal payments under finance lease obligations	(1,022)	(977)
Principal payments on mortgage bond	—	(316)
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	1,996	1,752
Net cash provided by financing activities	27,469	17,667
Effect of exchange rates on cash	(259)	(1,851)
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,002)	9,817
Cash, cash equivalents and restricted cash, beginning of period	31,076	21,259
Cash, cash equivalents and restricted cash, end of period	$12,074	$31,076
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$9,296	$10,642
Income taxes, net of tax refunds	$939	$672
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$3,748	$3,973
Purchases of property, plant and equipment under capital lease	$1,341	$1,563
Right-of-use assets obtained in exchange for operating leases liabilities	$4,694	$—
Capital expenditures financed through accounts payable	$2,926	$1,680
Issuance of common stock under settlement agreement	$1,439	$925

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
Inseego is a Delaware corporation formed in 2016 and is the successor to Novatel Wireless, Inc., a Delaware corporation formed in 1996 (“Novatel Wireless”), as a result of an internal reorganization that was completed in November 2016. The Company’s principal executive office is located at 12600 Deerfield Parkway, Suite 100, Alpharetta, GA 30004, its corporate offices are located at 9710 Scranton Road, Suite 200, San Diego CA 92121 and its sales and engineering offices are located throughout the world. Inseego’s common stock trades on The NASDAQ Global Select Market under the trading symbol “INSG”.
Basis of Presentation
The Company had a net loss attributable to Inseego Corp. of $40.5 million during the year ended December 31, 2019. As of December 31, 2019, the Company had available cash and cash equivalents totaling $12.1 million and working capital of $19.6 million. The Company has a history of operating and net losses and overall usage of cash from operating and investing activities.
In order to make continued investments in its growth plan, on August 9, 2019, the Company issued and sold 10,000 shares of Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”), for an aggregate purchase price of $10.0 million. For additional information see Note 7, Stockholders Equity.
On March 6, 2020, the Company issued and sold an additional 25,000 shares of Series E Preferred Stock, for an aggregate purchase price of $25.0 million.
Under the terms of the indenture governing the Inseego Notes (as defined below), both the Company and the holders have rights with respect to conversion or redemption based on the value of the underlying stock. In the first quarter of 2020, $59.9 million of the notes were exchanged for common stock.
Under the terms of the indenture governing the Inseego Notes (as defined below), each holder of the notes has the right to require the Company to repurchase its notes for cash on June 15, 2020 (the “Optional Repurchase Date”). In March 2020, all of the remaining Inseego Note holders have waived this right.
Under the terms of the Senior Credit Agreement, interest is paid based on the three-month LIBOR plus 7.65 percent, payable in cash. In the first quarter of 2020 the Credit Agreement was amended such that any interest payment due will be made in shares of Series E Preferred Stock. On March 10, 2020, the Company entered into a letter agreement (the “Letter Agreement”) with South Ocean Funding, LLC (“South Ocean”), the Lender, holder of the aggregate principal amount currently outstanding under the Credit Agreement, which provides: (i) that the Company and South Ocean will work together, in good faith, to reach an agreement to amend or refinance the Credit Agreement in order to extend the maturity of the Credit Agreement until a date after March 15, 2021; and (ii) should an agreement not be reached to amend or refinance the Credit Agreement prior to August 23, 2020, upon request of the Company, the maturity date of the Credit Agreement will be extended to no earlier than March 15, 2021.
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
The Company’s liquidity could be impaired if there is any interruption in its business operations, a material failure to satisfy its contractual commitments or a failure to generate revenue from new or existing products. Ultimately, the Company’s ability to attain profitability and to generate positive cash flow is dependent upon achieving a level of revenues adequate to support its evolving cost structure and increasing working capital needs. If events or circumstances occur such that the

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company does not meet its operating plan as expected, the Company may be required to raise additional capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on its ability to achieve its intended business objectives. There can be no assurance that any required or desired restructuring or financing will be available on terms favorable to the Company, or at all. In addition, in order to obtain additional borrowings, the Company must comply with certain requirements under the Credit Agreement and the Inseego Indenture (as defined below). If additional funds are raised by the issuance of equity securities, Company stockholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of the Company’s common stock. If additional funds are raised by the issuance of debt securities, the Company may be subject to additional limitations on its operations.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities. Actual results could differ materially from these estimates. Significant estimates include revenue recognition, capitalized software costs, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, royalty costs, accruals relating to litigation and restructuring, income taxes, share-based compensation expense and the Company’s ability to continue as a going concern.
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
Allowance for Doubtful Accounts Receivable
The Company provides an allowance for its accounts receivable for estimated losses that may result from its customers’ inability to pay. The Company determines the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, and changes in customer payment cycles and its customers’ creditworthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance. To minimize the likelihood of uncollectibility, the Company reviews its customers’ creditworthiness periodically based on credit scores generated by independent credit reporting services, its experience with its customers and the economic condition of its customers’ industries. Material differences may result in the amount and timing of expense for any period if the Company were to make different judgments or utilize different estimates.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Software Development Costs for External Use
Software development costs for external use are expensed as incurred until technological feasibility has been established, at which time those costs are capitalized as intangible assets until the software is implemented into products sold to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life. Costs incurred to enhance existing software or after the implementation of the software into a product are expensed in the period they are incurred and included in research and development expense in the consolidated statements of operations.
Software Development Costs for Internal Use
Costs incurred in the preliminary stages of development are expensed as incurred and included in research and development expense in the consolidated statements of operations. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements of internal-use software when it is probable that the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal-use software costs are recorded as part of intangible assets and are amortized on a straight-line basis over the estimated useful life of the software. The Company does not capitalize pilot projects and projects for which it believes that the future economic benefits are less than probable. The Company tests these assets for impairment whenever events or circumstances occur that could impact their recoverability.
Intangible Assets
Intangible assets include purchased finite-lived and indefinite-lived intangible assets resulting from the acquisitions of DigiCore Holdings Limited (“DigiCore” or “Ctrack”) and R.E.R. Enterprises, Inc. (“RER”) and its wholly owned subsidiary and principal operating asset, Feeney Wireless, LLC (which was renamed Inseego North America, LLC) (“INA”), along with the costs of non-exclusive and perpetual worldwide software technology licenses and capitalized software developments costs for both internal and external use. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets (see Note 3, Goodwill and Other Intangible Assets).
Indefinite-lived assets, including goodwill and in-process capitalized software development costs, are not amortized; however, they are tested for impairment annually, and between annual tests, if certain events occur indicating that the carrying amounts may be impaired. The Company tests goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount and an impairment charge is recorded for the amount, if any, by which the carrying value exceeds the reporting unit’s fair value. For the years ended December 31, 2019 and 2018 the Company recorded no impairment loss related to indefinite-lived intangible assets.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets
The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets, including property, plant and equipment, rental assets and intangible assets, to determine whether impairment of these assets has occurred or whether a revision to the related amortization periods should be made. When the carrying value of an asset exceeds the associated undiscounted expected future cash flows, it is considered to be impaired and is written down to fair value. Fair value is determined based on an evaluation of the assets associated undiscounted future cash flows or appraised value. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each class of asset. If management’s evaluation indicates that the carrying values of these assets are impaired, such impairment is recognized by a reduction of the applicable asset carrying value to its estimated fair value and the impairment is expensed as a part of continuing operations. For the year ended December 31, 2018, the Company recorded an impairment loss related to long-lived assets of approximately $0.7 million, which is included in other income (expense), net, in the consolidated statements of operations. For the year ended December 31, 2019, the Company had no impairment loss related to long-lived assets.
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
The Company is required to estimate future sublease income and future net operating expenses of the facilities, among other expenses. The most significant of these estimates relate to the timing and extent of future sublease income which reduce lease obligations, and the probability that such sublease income will be realized. The Company bases its estimates of sublease income, in part, on information from third party real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, and the location of the respective facility, among other factors. Further adjustments to the facility exit liability accrual will be required in future periods if actual exit costs or sublease income differ from current estimates. Exit costs recorded by the Company under these provisions are neither associated with, nor do they benefit, continuing activities.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenues by product grouping for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2019	2018
IoT & Mobile Solutions	$154,167	$135,349
Enterprise SaaS Solutions	65,329	67,114
Total	$219,496	$202,463

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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
SaaS and Other Services. SaaS subscription revenue is recognized over time on a ratable basis over the contract term beginning on the date that its service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of contracts being one to three years. Telematics includes a device which collects and transmits the information from the vehicle or other asset. The Company’s customers have an option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the hardware device, the Company recognizes the revenue at a point in time as discussed above in the hardware revenue recognition disclosure. Prior to adoption of FASB ASC, Leases (“ASC 842”), on January 1, 2019, if the customer chose to lease the monitoring device, the Company accounted for the monitoring device lease as an operating lease, recognized the revenue for the monitoring device lease over the term of the contract and recorded such revenue in accordance with the previous lease accounting guidance in ASC 840, Leases. Under the new standard, because the Company’s rental asset lease contracts qualify as operating leases under ASC 842 and the contracts also include services to operate the underlying asset, and to maintain the asset, the Company has elected the practical expedient to combine the lease and the non-lease components because the service is the predominant element in the eyes of the customer and the pattern of service delivery is the same for both elements. The Company recognizes revenue over time on a ratable basis over the term of the contract.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of December 31, 2019.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Share-Based Compensation
The Company has granted stock options and restricted stock units (“RSUs”) to employees, non-employee consultants and non-employee members of our Board of Directors. The Company also has an employee stock purchase plan (“ESPP”) for eligible employees. The Company measures the compensation cost associated with all share-based payments based on grant date fair values. The fair value of each stock option and stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. The Company generally uses the Black-Scholes option pricing model to estimate the fair value of its stock options and stock purchase rights. The Black-Scholes model is considered an acceptable model but the fair values generated by it may not be indicative of the actual fair values of the Company’s equity awards as it does not consider certain factors important to those awards to recipients, such as continued service and periodic vesting requirements, as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Fair Value of Financial Instruments
The Company’s fair value measurements relate to its cash equivalents and money market funds, which are classified pursuant to authoritative guidance for fair value measurements. The Company places its cash equivalents in instruments that meet credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendment also clarifies existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company early adopted the pronouncement effective for the fourth quarter 2019, the impact of which was not material to the 2019 consolidated financial statements.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2019	2018
Finished goods	$21,229	$14,797
Raw materials and components	4,061	11,634
	$25,290	$26,431

Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2019	2018
Land	$253	$247
Buildings	2,303	2,247
Test equipment	10,952	14,444
Computer equipment and purchased software	6,911	4,889
Product tooling	2,139	504
Furniture and fixtures	1,535	677
Vehicles	2,535	1,990
Leasehold improvements	145	136
	26,773	25,134
Less—accumulated depreciation and amortization	(16,017)	(18,436)
	$10,756	$6,698

At December 31, 2019, the Company had vehicles and equipment under capital leases with an aggregate carrying value of $2.1 million, net of accumulated amortization of $2.6 million. At December 31, 2018, the Company had vehicles and equipment under capital leases with an aggregate carrying value of $1.9 million, net of accumulated amortization of $2.0 million.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental Assets
Rental assets consist of the following (in thousands):

	December 31,
	2019	2018
Rental assets	$18,176	$16,648
Less—accumulated depreciation	(12,791)	(10,879)
	$5,385	$5,769

Depreciation and amortization expense related to property, plant and equipment, including equipment under capital leases, and rental assets was $8.8 million and $7.0 million for the years ended December 31, 2019 and 2018, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Royalties	$1,415	$1,727
Payroll and related expenses	2,716	2,415
Professional fees	483	514
Accrued interest	1,543	239
Deferred revenue	2,235	2,048
Operating lease liabilities	1,101	—
Acquisition-related liabilities	1,000	1,000
Other	7,368	5,081
	$17,861	$13,024

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$12,074	$31,015
Restricted cash	—	61
Total cash, cash equivalents and restricted cash	$12,074	$31,076

3. Goodwill and Other Intangible Assets
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2017	$37,681
Effect of change in foreign currency exchange rates	(4,739)
Balance at December 31, 2018	32,942
Effect of change in foreign currency exchange rates	717
Balance at December 31, 2019	$33,659

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s intangible assets are comprised of the following (in thousands):

	December 31, 2019
	Weighted-Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Developed technologies	6.0	$13,076	$(9,198)	$3,878
Trademarks and trade names	10.0	18,352	(8,040)	10,312
Customer relationships	8.4	12,460	(7,413)	5,047
Capitalized software development costs	3.6	19,375	(6,570)	12,805
Other	2.4	2,986	(1,790)	1,196
Total finite-lived intangible assets		$66,249	$(33,011)	33,238
Indefinite-lived intangible assets:
In-process capitalized software development costs				11,154
Total intangible assets				$44,392

	December 31, 2018
	Weighted-Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Developed technologies	6.0	$12,846	$(7,034)	$5,812
Trademarks and trade names	10.0	18,034	(6,103)	11,931
Customer relationships	8.4	12,368	(5,711)	6,657
Capitalized software development costs	5.0	7,221	(2,406)	4,815
Other	2.3	2,475	(847)	1,628
Total finite-lived intangible assets		$52,944	$(22,101)	30,843
Indefinite-lived intangible assets:
In-process capitalized software development costs				1,142
Total intangible assets				$31,985
Amortization expense for the years ended December 31, 2019 and 2018 was approximately $9.7 million and $6.7 million, respectively, including approximately $4.1 million and $1.4 million related to capitalized software development costs for the years ended December 31, 2019 and 2018, respectively.
The Company recorded no impairment losses on intangible assets during the years ended December 31, 2019 and December 31, 2018.
The following table represents details of the amortization of finite-lived intangible assets that is estimated to be expensed in the future (in thousands): (In process)

2020	12,477
2021	7,119
2022	4,419
2023	4,309
2024	3,557
Thereafter	1,357
Total	$33,238

4. Fair Value Measurement of Assets and Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). A fair value measurement reflects the assumptions

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the year ended December 31, 2019.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2019 (in thousands):

	Balance as of December 31, 2019	Level 1
Assets:
Cash equivalents
Money market funds	$126	$126
Total cash equivalents	$126	$126
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2018 (in thousands):

	Balance as of December 31, 2018	Level 1
Assets:
Cash equivalents
Money market funds	$10,085	$10,085
Total cash equivalents	$10,085	$10,085

As of December 31, 2019 and 2018, the Company had no outstanding foreign currency exchange forward contracts.
During the years ended December 31, 2019 and 2018, the Company recorded net foreign currency transaction losses of approximately $0.3 million and $0.4 million, respectively, primarily related to outstanding intercompany loans that Ctrack has with certain of its subsidiaries, which are remeasured at each reporting period and payable upon demand.
All recorded gains and losses on foreign currency transactions are recorded in other income (expense), net, in the consolidated statements of operations.
Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its $105.1 million in Convertible Notes (as defined below) (see Note 5, Debt). The Company carries its Convertible Notes at amortized cost. The debt and equity components of the Convertible Notes were initially measured using Level 3 inputs and are not measured on a recurring basis. It is not practicable

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to determine the fair value of the Convertible Notes due to the lack of information available to calculate the fair value of such notes. The carrying value of the liability component of the Convertible Notes was $101.3 million and $93.1 million as of December 31, 2019 and 2018, respectively.
5. Debt
Short-Term Borrowings
DigiCore Secured Banking Facility
DigiCore has a secured banking facility with Absa Bank Limited in South Africa (“Absa”), which had a maximum borrowing capacity of $1.0 million at December 31, 2019. The facility bears interest at the South Africa prime interest rate less 0.10% (9.90% at December 31, 2019) and is subject to renewal annually. At December 31, 2019 and 2018, $0.2 million and $1.0 million, respectively, was outstanding under this facility.
DigiCore Secured Overdraft Facility
DigiCore has a secured overdraft facility with Grindrod Bank Limited in South Africa, which had a maximum borrowing capacity of $0.3 million at December 31, 2019. The facility bears interest at the South Africa prime interest rate plus 1.00% (11.00% at December 31, 2019), requires monthly interest and, in certain instances, minimum principal payments. The facility is subject to renewal annually. At December 31, 2019 and 2018, $21.0 thousand and $0.4 million, respectively, was outstanding under this facility.
Long-Term Debt
Term Loan
On August 23, 2017, the Company and certain of its direct and indirect subsidiaries (the “Guarantors”) entered into a credit agreement (the “Credit Agreement”) with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and certain lenders (the “Lenders”). Pursuant to the Credit Agreement, the Lenders provided the Company with a term loan in the principal amount of $48.0 million (the “Term Loan”) with a maturity date of August 23, 2020 (the “Maturity Date”). In conjunction with the closing of the Term Loan, the Company received proceeds of $46.9 million, $35.0 million of which was funded to the Company in cash on the closing date, net of an original issue discount and commitment fee, and the remaining $11.9 million of which was funded through the Company’s repurchase and cancellation of approximately $14.9 million of its outstanding Inseego Notes (as defined below) pursuant to the terms of the Note Purchase Agreement (as defined below). The Company paid issuance costs of approximately $0.5 million. Additionally, the Company issued shares of its common stock and accrued an exit fee, which, when combined with the original debt discount and commitment fee, resulted in a total debt discount of approximately $4.0 million.
The Term Loan is secured by a first priority lien on substantially all of the assets of the Company and the Guarantors, including equity interests in certain of the Company’s direct and indirect subsidiaries, in each case subject to certain customary exceptions and permitted liens. The Credit Agreement includes customary representations and warranties, a material adverse change clause, as well as customary reporting and financial covenants, including a restriction on the level of capital expenditures. The Company obtained waivers of the capital expenditure restriction from the lenders during the year ended December 31, 2019. As a result of the waivers, as of December 31, 2019, the Company was in compliance with all financial covenants under the Credit Agreement. On March 9, 2020, the Company entered into an amendment to the Credit Agreement, which among other things, amended certain financial covenants set forth therein and permits the use of the Company’s Series E Preferred Stock to make certain payments, including interest payments, due thereunder.
The Term Loan bears interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 7.625% (9.535% at December 31, 2019). Interest on the Term Loan is payable on the last business day of each calendar month and on the Maturity Date. Principal on the Term Loan is payable on the Maturity Date. At December 31, 2019, interest due to related parties, totaling $1.3 million, was deferred and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. This amount will convert to Series E Preferred Stock based on the amendment noted above. Principal on the Term Loan is payable on the Maturity Date.
As required by the terms of the Credit Agreement, during the year ended December 31, 2018, the Company repaid $0.5 million of principal on the Term Loan in connection with the Settlement Agreement, as defined below (see Note 10, Commitments and Contingencies).

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related parties currently hold 100% of the principal amount. On March 10, 2020, the Company entered into a letter agreement (the “Letter Agreement”) with South Ocean Funding, LLC (“South Ocean”), the Lender, holder of the aggregate principal amount currently outstanding under the Credit Agreement, which provides: (i) that the Company and South Ocean will work together, in good faith, to reach an agreement to amend or refinance the Credit Agreement in order to extend the maturity of the Credit Agreement until a date after March 15, 2021; and (ii) should an agreement not be reached to amend or refinance the Credit Agreement prior to August 23, 2020, upon request of the Company, the maturity date of the Credit Agreement will be extended to no earlier than March 15, 2021.
The Term Loan consisted of the following (in thousands):

	December 31,
	2019	2018
Principal	$47,500	$47,500
Less: unamortized debt discount and debt issuance costs	(962)	(2,454)
Net carrying amount	$46,538	$45,046

The effective interest rate on the Term Loan was 13.50% for the year ended December 31, 2019. The following table sets forth total interest expense recognized related to the Term Loan during the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Contractual interest expense	$4,789	$4,684
Amortization of debt discount	1,331	1,331
Amortization of debt issuance costs	161	160
Total interest expense	$6,281	$6,175

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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Inseego Notes will be convertible into cash, shares of the Company’s common stock, or a combination thereof, at the election of the Company, at an initial conversion rate of 212.7660 shares of common stock per $1,000 principal amount of the Inseego Notes, which corresponds to an initial conversion price of $4.70 per share of the Company’s common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends. Because the sale price condition included in the Inseego Indenture was satisfied during December 2019, the Inseego Notes are currently convertible and will remain convertible until March 31, 2020, at which time the convertibility will be reevaluated.
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
The Company may redeem all or a portion of the Inseego Notes at its option if the last reported sale price per share of the Company’s common stock equals or exceeds 140% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately prior to the date on which the Company provides written notice of redemption, at a redemption price equal to 100% of the principal amount of the Inseego Notes to be redeemed, plus any accrued and unpaid interest on such Inseego Notes, subject to the right of holders as of the close of business on an interest record date to receive the related interest. In addition, if the Company calls the Inseego Notes for redemption, a “make-whole fundamental change” (as defined in the Inseego Indenture) will be deemed to occur. As a result, the Company will, in certain circumstances, increase the conversion rate for holders who convert their Inseego Notes in connection with such redemption.
The Inseego Notes are subject to repurchase by the Company at the Optional Repurchase Date at a repurchase price in cash equal to 100% of the principal amount of the Inseego Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the Optional Repurchase Date, subject to the right of holders of the Inseego Notes on a record date to receive interest through the corresponding interest payment date. On March 6, 2020, the holders of substantially all of the outstanding indebtedness under the notes agreed to waive their optional right to require the Company to repurchase the notes on June 15, 2020.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

record date to receive the related interest. In addition, every fundamental change is a make-whole fundamental change. As a result, the Company will, in certain circumstances, increase the conversion rate for holders who convert their Inseego Notes in connection with such fundamental change.
The Inseego Indenture contains certain covenants, effective until June 15, 2020, that limit the amount of debt, including secured debt, that may be incurred by the Company or its subsidiaries, and that limit the ability of the Company to pay dividends, repurchase its equity securities or make other restricted payments. The Company was in compliance with such covenants at December 31, 2019.
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
At December 31, 2019, approximately $44.8 million of the Inseego Notes were held by related parties.
The Convertible Notes consisted of the following (in thousands):

	December 31,
	2019	2018
Liability component:
Principal	$105,125	$105,125
Less: unamortized debt discount and debt issuance costs	(3,791)	(12,071)
Net carrying amount	$101,334	$93,054
Equity component	$41,905	$41,905

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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective interest rate on the liability component of the Convertible Notes was 13.88% for the year ended December 31, 2019. The following table sets forth total interest expense recognized related to the Convertible Notes during the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Contractual interest expense	$5,782	$5,782
Amortization of debt discount	7,821	7,822
Amortization of debt issuance costs	459	459
Total interest expense	$14,062	$14,063

At December 31, 2019, the minimum calendar year principal payments and maturities of long-term debt were as follows, assuming no repurchases or conversions of the Novatel Wireless Notes prior to June 15, 2020, the maturity date, or the Inseego Notes prior to June 15, 2022, the maturity date (in thousands):

2020	$47,750
2021	—
2022	104,875
2023	—
2024	—
Thereafter	—
Total	$152,625

Exchange Shares
In the first quarter of 2020, the Company entered into privately-negotiated exchange agreements with certain investors holding the Inseego Notes. Pursuant to the exchange agreements, the investors exchanged $59.9 million in aggregate principal amount of outstanding Inseego Notes for 13,688,876 shares of the Company’s common stock, par value $0.001 per share. The investors agreed to waive any accrued but unpaid interest on the exchanged Inseego Notes.

In connection with the above Exchange Shares, the Company issued 942,702 additional shares of the Company’s common stock. The Company will account for the debt conversion as an induced conversion under ASC 470 -“Debt”, and as such, expects to record a loss on induced conversion of approximately $7.9 million as other expense during the first quarter of 2020.

6. Income Taxes
The Company’s loss before income taxes for the years ended December 31, 2019 and 2018 is comprised of the following (in thousands):

	Year Ended December 31,
	2019	2018
Domestic	$(39,187)	$(7,335)
Foreign	(387)	7
Loss before income taxes	$(39,574)	$(7,328)

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes for the years ended December 31, 2019 and 2018 is comprised of the following (in thousands):

	Year Ended December 31,
	2019	2018
Current:
Federal	$(49)	$—
State	35	35
Foreign	1,148	766
Total current	1,134	801
Deferred:
Federal	12	12
State	—	—
Foreign	(610)	2
Total deferred	(598)	14
Provision for income taxes	$536	$815

The Company’s net deferred tax liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Provision for excess and obsolete inventory	$2,003	$2,710
Depreciation and amortization	—	1,426
Interest expense limitation	5,562	2,769
Net operating loss and tax credit carryforwards	95,258	86,385
Share-based compensation	1,226	1,218
Right-of-use-asset	650	—
Unrecognized tax benefits	1,288	1,163
Deferred tax assets	105,987	95,671
Deferred tax liabilities:
Operating lease liability	(650)	—
Purchased intangible assets	(3,623)	(4,485)
Depreciation and amortization	(1,742)	—
Accrued expenses	(219)	(1,799)
Deferred tax liabilities	(6,234)	(6,284)
Valuation allowance	(103,702)	(93,844)
Net deferred tax liabilities	$(3,949)	$(4,457)

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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018, the Company recognized valuation allowances of $9.2 million and $2.9 million, respectively, related to its deferred tax assets created in those respective years. As a result, no net income tax benefits resulted in the Company’s statements of operations from the operating losses created during those years.
The provision for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 21% in 2019 and 2018 to loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2019	2018
Federal tax benefit, at statutory rate	$(8,311)	$(1,555)
State benefit, net of federal benefit	27	27
Foreign tax rate difference	476	24
Valuation allowance against future tax benefits	9,168	2,878
Research and development credits	(1,456)	(471)
Share-based compensation	341	121
Other	291	(209)
Provision for income taxes	$536	$815

At December 31, 2019, the Company had U.S. federal net operating loss carryforwards (“NOLs”) related to tax years 2019 and prior of approximately $389.1 million. Approximately $41.3 million of these NOLs have no expiration date. The remainder begin to expire in 2021, unless previously utilized. Some of these NOLs may be limited by either past or future changes in control events. The Company has California net operating loss carryforwards at December 31, 2019 of approximately $44.0 million, which begin to expire in 2028, unless previously utilized, and foreign net operating losses for its active foreign subsidiaries of approximately $50.2 million, which generally have no expiration date. At December 31, 2019, the Company had federal research and development tax credit carryforwards of approximately $10.2 million, which begin to expire in 2026, unless previously utilized, and California research and development tax credit carryforwards of approximately $12.1 million, which have no expiration date.
Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a rolling three-year period. An analysis was performed for the period through December 31, 2019 and did not identify any events of cumulative change in ownership during the review period. The Company will continue monitoring any future changes in stock ownership.
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
The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. No income tax benefit was recognized during the years ended December 31, 2019 and 2018. At December 31, 2019 and 2018, the Company did not have interest expense related to uncertain tax positions or a liability for unrecognized tax benefits. The Company does not expect changes to its uncertain tax position in the next twelve months.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2017	$36,582
Increases related to current and prior year tax positions	324
Balance at December 31, 2018	36,906
Increases related to current and prior year tax positions	929
Balance at December 31, 2019	$37,835

There are no tax benefits that, if recognized, would affect the effective tax rate that are included in the balances of unrecognized tax benefits at December 31, 2019.
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
7. Stockholders’ Equity
On August 6, 2018, the Company completed a private placement of 12,062,000 shares of its common stock and warrants (the “2018 Warrants”) to purchase an additional 4,221,700 shares of its common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, to certain accredited investors for gross proceeds of $19.7 million in cash. Each warrant has an initial exercise price of $2.52 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, and will expire on August 6, 2023. The warrants may be exercisable on a cashless exercise basis if, and only if, the shares of common stock underlying such warrants cannot be immediately resold pursuant to an effective registration statement or Rule 144 of the Securities Act of 1933, as amended, without volume or manner of sale restrictions. In connection with the private placement, the Company incurred issuance costs of approximately $0.5 million.
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
During the fourth quarter of 2019, the Company received $6.9 million in net cash proceeds from the exercise of 1,255,129 of the Company’s common stock purchase warrants issued in 2015.
The Company assessed the terms of the warrants under ASC 815, Derivatives and Hedges. Pursuant to this guidance, the Company has determined that the warrants do not require liability accounting and has classified the warrants as equity.
Preferred Stock
The Company has a total of 2,000,000 shares of preferred stock authorized for issuance at a par value of $0.001 per share, 150,000 of which have been designated Series D Preferred Stock and 39,500 of which have been designated Series E Preferred Stock.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
There were no dividends declared and $0.4 million of dividends were accrued as of December 31, 2019.
On March 6, 2020, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which, among other things, the Company issued and sold to the investor, in a private placement transaction, an aggregate of 25,000 shares of the Company’s Series E Preferred Stock, for a purchase price of $1,000 per share of Series E Preferred Stock, resulting in gross proceeds to the Company of $25.0 million.
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
In connection with the issuance of the 2019 Warrants, on March 28, 2019, the Company entered into an Amendment No. 3 to the Rights Agreement, dated January 22, 2018, as amended by that certain Amendment No. 1 to Rights Agreement, dated August 6, 2018, and as amended by that certain Amendment No. 2 to Rights Agreement, dated December 4, 2018, between the Company and Computershare Trust Company, N.A., as rights agent, for the purpose of modifying the definition of “Acquiring Person” under the Rights Agreement to permit each of the Investors to remain a Grandfathered Stockholder (as defined in the Rights Agreement) and not be deemed an “Acquiring Person” under the Rights Agreement in connection with the Investors’ purchase of the 2019 Warrants.

The Investors will remain Grandfathered Stockholders as long as they do not acquire, after the date of the Third Amendment to Rights Agreement, beneficial ownership of Company securities (other than as a result of any adjustment provision or the accrual of interest under any outstanding convertible notes) equal to more than 0.50% of the then-outstanding common stock.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Shares Reserved for Future Issuance
The Company had reserved shares of common stock for possible future issuance as of December 31, 2019 and 2018 as follows:

	December 31,
	2019	2018
Common stock warrants outstanding	2,838,454	5,815,283
Stock options outstanding	9,044,304	8,796,212
Restricted stock units outstanding	400,315	454,382
Shares available for issuance pursuant to Convertible Notes	40,649,225	40,649,225
Shares available for future grants of awards under the 2015 Incentive Compensation Plan	4,557	1,943,085
Shares available for future grants of awards under the 2018 Omnibus Incentive Compensation Plan	2,483,664	3,224,425
Shares available under the 2000 Employee Stock Purchase Plan	622,476	825,537
Total shares of common stock reserved for issuance	56,042,995	61,708,149

8. Share-based Compensation
During the year ended December 31, 2019, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans.
Under the 2015 Plan and the 2018 Plan, a maximum of 1,946,915 shares and 20,576,085 shares, respectively, of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of RSUs or other awards, including awards with alternative vesting schedules such as performance-based criteria.
For the years ended December 31, 2019 and 2018, the following table presents total share-based compensation expense in each functional line item on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018
Cost of revenues	$1,133	$390
Research and development	1,548	1,017
Sales and marketing	1,669	970
General and administrative	2,952	2,499
Total	$7,302	$4,876

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
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of each stock option granted:

	Year Ended December 31,
	2019	2018
Expected dividend yield	—%	—%
Risk-free interest rate	1.8%	2.8%
Volatility	81%	84%
Expected term (in years)	5.8	5.8

The weighted-average fair value of stock option awards granted during the years ended December 31, 2019 and 2018 was $3.56 and $1.56, respectively.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock option activity for the years ended December 31, 2019 and 2018 (dollars in thousands, except per share data):

	Stock Options Outstanding	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — December 31, 2018	8,796,212	$2.10
Granted	2,660,936	5.17
Exercised	(1,489,067)	1.69
Canceled	(923,777)	3.64
Outstanding — December 31, 2019	9,044,304	$2.91	8.30	$39,997
Vested and Expected to Vest — December 31, 2019	7,814,925	$2.75	8.17	$35,753
Exercisable — December 31, 2019	3,648,992	$1.93	7.28	$19,735

During the year ended December 31, 2018, 1,611,731 shares were issued upon the exercise of stock options. The total intrinsic value of stock options exercised to purchase common stock during the years ended December 31, 2019 and 2018 was approximately $5.6 million and $2.4 million, respectively.
As of December 31, 2019, total unrecognized share-based compensation expense related to non-vested stock options was $9.0 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years. The Company recognized approximately $3.5 million and $2.5 million of share-based compensation expense related to the vesting of stock option awards during the years ended December 31, 2019 and 2018, respectively.
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
A summary of restricted stock unit activity under all plans for the year ended December 31, 2019 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested — December 31, 2018	454,382	$2.17
Granted	870,150	5.07
Vested	(809,482)	4.20
Forfeited	(114,735)	3.66
Non-vested — December 31, 2019	400,315	$3.95

During the year ended December 31, 2018, the weighted-average grant-date fair value of RSUs granted was $2.01. During the years ended December 31, 2019 and 2018, the total fair value of shares vested was $4.0 million and $2.1 million, respectively.
As of December 31, 2019, there was $0.6 million of unrecognized share-based compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 0.9 years. The Company recognized approximately $3.5 million and $2.2 million of share-based compensation expense related to the vesting of RSUs during the years ended December 31, 2019 and 2018, respectively.
2000 Employee Stock Purchase Plan
The ESPP permits eligible employees of the Company to purchase newly issued shares of common stock, at a price equal to 85% of the lower of the fair market value on (i) the first day of the offering period or (ii) the last day of each six-month

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase period, through payroll deductions of up to 10% of their annual cash compensation. Under the ESPP, a maximum of 5,324,000 shares of common stock may be purchased by eligible employees.
During the years ended December 31, 2019 and 2018, the Company issued 203,061 shares and 282,101 shares, respectively, under the ESPP. The Company recognized approximately $0.3 million and $0.2 million of share-based compensation expense related to the ESPP during the years ended December 31, 2019 and 2018, respectively.

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
The calculation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018
Net loss attributable to common stockholders	$(40,486)	$(8,058)
Weighted-average common shares outstanding	78,322,496	66,104,376
Basic and diluted net loss per share	$(0.52)	$(0.12)

For the year ended December 31, 2019, the computation of diluted EPS excluded 34,791,838 shares, primarily related to Convertible Notes, warrants, stock options and RSUs for which the effect would have been anti-dilutive.
10. Commitments and Contingencies
Legal
The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. The Company is regularly required to directly or indirectly participate in other U.S. patent infringement actions pursuant to its contractual indemnification obligations to certain customers. Based on an evaluation of these matters and discussions with the Company’s intellectual property litigation counsel, the Company currently believes that liabilities arising from or sums paid in settlement of these existing matters, if any, would not have a material adverse effect on its consolidated results of operations or financial condition.
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately instruct its transfer agent to permit the transfer or sale of 973,333 shares of the Company’s common stock that the Company had issued to the former stockholders of RER in March 2017, (iii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iv) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (v) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (vi) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. In connection with the settlement, the Company recognized a gain of $17.2 million, which is included in extinguishment of acquisition-related liabilities in the consolidated statement of operations for the period ended December 31, 2019. The Company’s remaining liability under the

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Settlement Agreement at December 31, 2019 consists of approximately $1.0 million and is classified within accrued expenses and other current liabilities on the consolidated balance sheets.
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
Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of December 31, 2019, the Company had right-of-use assets of $2.7 million and lease liabilities related to its operating leases of $2.8 million. Right-of-use assets are included in right-of-use assets, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in accrued expenses and other liabilities and other long-term liabilities on the consolidated balance sheet. As of December 31, 2019, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were 2.9 years and 9.4%, respectively.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future minimum payments under operating leases were as follows at December 31, 2019 (in thousands):

2020	$1,315
2021	911
2022	615
2023	276
2024	93
Total minimum operating lease payments	3,210
Less: amounts representing interest	(401)
Present value of net minimum operating lease payments	2,809
Less: current portion	(1,101)
Long-term portion of operating lease obligations	$1,708
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
12. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the geographic concentration of the Company’s assets (in thousands):

	December 31,
	2019	2018
United States and Canada	$81,769	$79,809
South Africa	53,610	56,937
Other	25,994	25,510
	$161,373	$162,256

The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Year Ended December 31,
	2019	2018
United States and Canada	$158,756	$139,246
South Africa	35,001	38,608
Other	25,739	24,609
Total	$219,496	$202,463

Concentrations of Risk
For the years ended December 31, 2019 and 2018, one customer accounted for 52.5% and 48.8% of net revenues, respectively. At December 31, 2019, two customers accounted for 25.0% and 11.2% of total accounts receivable. At December 31, 2018, two customers accounted for 30.5% and 12.8% of total accounts receivable.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Retirement Savings Plan
The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. The Company matches 50% of the first 6% of an employee’s designated deferral of their eligible compensation. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions under the Plan amounted to approximately $0.5 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively. Employer matching contributions vest immediately.
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
The following table sets forth activity in the restructuring liability for the year ended December 31, 2019 (in thousands):

	Balance at December 31, 2018	Costs Incurred	Payments	Balance at December 31, 2019	Cumulative Costs Incurred to Date
2015 Initiatives
Employee Severance Costs	$—	$—	$—	$—	$4,131
Facility Exit Related Costs	634	60	(474)	220	1,914
Total	$634	$60	$(474)	$220	$6,045

The balance of the restructuring liability at December 31, 2019 consists of approximately $0.2 million included in accrued expenses and other current liabilities in the consolidated balance sheet.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Quarterly Financial Information (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2019 and 2018:

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Net revenues	$48,556	$55,891	$62,716	$52,333
Gross profit	14,760	15,555	18,625	15,031
Net income (loss) attributable to common stockholders	(7,485)	(10,779)	(8,937)	(13,285)
Basic and diluted net loss per share	(0.10)	(0.14)	(0.11)	(0.17)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Net revenues	$46,733	$49,057	$50,630	$56,043
Gross profit	15,543	17,657	17,604	19,793
Net loss attributable to stockholders	(8,050)	(6,660)	10,843	(4,191)
Basic net income (loss) per share	(0.13)	(0.11)	0.16	(0.06)
Diluted net income (loss) per share	(0.13)	(0.11)	0.15	(0.06)

16. Subsequent Events
On March 3, 2020 the Company and the Trustee entered into a First Supplemental Indenture which eliminated certain covenants in the Inseego Indenture prohibiting the incurrence of certain indebtedness and certain restricted payments.
On March 6, 2020, the holders of substantially all of the outstanding indebtedness under the Inseego Notes agreed to waive their optional right to require the Company to repurchase the Inseego Notes on June 15, 2020.

On March 6, 2020, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which, among other things, the Company issued and sold to the investor, in a private placement transaction, an aggregate of 25,000 shares of the Company’s Series E Preferred Stock, for a purchase price of $1,000 per share of Series E Preferred Stock, resulting in gross proceeds to the Company of $25.0 million.

On March 9, 2020, the Company entered into an amendment to the Credit Agreement, which among other things, amended certain financial covenants set forth therein and permits the use of the Company’s Series E Preferred Stock to make certain payments, including interest payments, due thereunder.

On March 10, 2020, the Company entered into a letter agreement (the “Letter Agreement”) with South Ocean Funding, LLC (“South Ocean”), the Lender holding all of the aggregate principal amount currently outstanding under the Credit Agreement, which provides: (i) that the Company and South Ocean will work together, in good faith, to reach an agreement to amend or refinance the Credit Agreement in order to extend the maturity of the Credit Agreement until a date after March 15, 2021; and (ii) should an agreement not be reached to amend or refinance the Credit Agreement prior to August 23, 2020, upon request of the Company, the maturity date of the Credit Agreement will be extended to no earlier than March 15, 2021.