Form 10-K/A
period 2019-12-31
INSEEGO CORP.
filed 2020-04-29
CIK 1022652

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

The number of shares of the registrant’s common stock outstanding as of March 10, 2020 was 96,171,497.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2019 of Inseego Corp. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020 (the “Original Form 10–K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

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

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 16, 2020 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

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

Mr. Mondor, age 64, has served as the Company’s Chief Executive Officer and a member of our Board since June 2017. Mr. Mondor also served as President of the Company from June 2017 until August 2018, when he was appointed to serve as Chairman of our Board. Prior to joining the Company, from April 2016 to June 2017, Mr. Mondor provided corporate strategy and M&A advisory services to the telecommunications industry through his private consulting firm, The Mondor Group, LLC. From March 2015 to March 2016, he was President and Chief Executive Officer of Spectralink Corporation, a private equity-owned global company that designs and manufactures mobile-workforce telecommunications products, including Android based industrial WiFi devices, for global enterprises. From April 2008 to November 2014, Mr. Mondor was the President and Chief Executive Officer of Concurrent Computer Corporation, a global company that designs and manufactures IP video delivery systems and real-time Linux based software solutions for the global services provider, military, aerospace and financial services industries. From February 2007 to March 2008, he was President of Mitel Networks, Inc., a subsidiary of Mitel Networks Corporation, a global company that designs and manufactures business communications systems and mobile communications technology that serve the enterprise and wireless carrier markets. Prior to that, Mr. Mondor held a number of executive management positions at Nortel Networks, including Vice President and General Manager of Enterprise Network Solutions and Vice President of Global Marketing for Nortel’s $10 billion Optical Internet business. Mr. Mondor holds a Master of Science degree in Electrical Engineering from the University of Ottawa and a Bachelor of Science degree in Electrical Engineering from the University of Manitoba. Mr. Mondor’s substantial experience in the telecommunications and technology industries, gained from senior executive positions at leading global corporations, and his unique understanding of our operations, opportunities and challenges, provide a particularly relevant and informed background for him to serve as a member of our Board. Mr. Mondor’s term as a director will expire at the 2022 annual meeting of stockholders of the Company.

Brian Miller	Director since August 2018

Mr. Miller, age 53, was appointed to the Board in August 2018 pursuant to the terms of a Securities Purchase Agreement, dated August 6, 2018, by and among the Company, Golden Harbor Ltd. and North Sound Trading, L.P. (the “Purchase Agreement”). Mr. Miller has served as Chief Investment Officer of North Sound Partners, a family office based in Greenwich, Connecticut, since August 2012. Through North Sound Associates, the partnership invests in alternative investment strategies which can include hedge funds, private equity, and venture capital funds. Mr. Miller has also served as General Partner of North Sound Ventures, which invests directly in early stage growth companies, since August 2012. From 1991 to July 2012, Mr. Miller held various positions with Elliott Associates (“Elliott”), a hedge fund based in New York. When Mr. Miller retired from Elliott in July 2012, he was one of four equity partners and held the title of Chief Trading Officer. He was a member of Elliott’s Management Committee and also served on the Valuation Committee and Risk Committee. Mr. Miller’s responsibilities encompassed all of global trading, including structured products, commodities, fixed-income arbitrage and portfolio protection strategies. Prior to starting with Elliott in August 1991, Mr. Miller was a Vice President at Yamaichi International where he specialized in arbitrage strategies. Mr. Miller received a B.Sc. in Economics from the University at Albany in 1988. Mr. Miller is a Chartered Financial Analyst and received his C.F.A. designation in 1992. Mr. Miller previously served on the Board of the Manhattan Institute for Policy Research in NYC and also served on the board of Avatex Corporation, a publicly listed company. Mr. Miller has a strong financial background, including private equity and hedge fund investment experience. His expertise in evaluating business and investment opportunities across numerous industries, and his ability to think creatively in considering ways to maximize long-term shareholder value provide a valuable background for him to serve as a member of our Board and the Audit Committee of our Board (the “Audit Committee”). Mr. Miller’s term as a director will expire at the 2022 annual meeting of stockholders of the Company.

Jeffrey Tuder	Director since June 2017

Mr. Tuder, age 47, was appointed to the Board in June 2017. Mr. Tuder is the Founder and Managing Member of Tremson Capital Management, LLC (“Tremson”), a private investment firm focused on identifying and investing in securities of undervalued publicly-traded companies since April 2015. Prior to founding Tremson, he held positions at SEC-registered investment advisors that primarily invest in undervalued securities of publicly traded companies, including serving as the Director of Research for KSA Capital Management, LLC from 2012 until April 2015 and as a Senior Analyst at JHL Capital Group, LLC during 2011. From 2007 until 2010, Mr. Tuder was a Managing Director of CapitalSource Finance, LLC, a publicly-traded commercial finance company, where he analyzed and underwrote special situation credit investments in the leveraged loan and securitized bond markets. From 2005 until 2007, Mr. Tuder was a member of the investment team at Fortress Investment Group, LLC (“Fortress”), where he analyzed, underwrote and managed private equity investments for several of Fortress’s private equity investment vehicles. Mr. Tuder began his career in various investment capacities at Nassau Capital, a private investment firm that managed the private portion of Princeton University’s endowment and ABS Capital Partners, a private equity firm affiliated with Alex Brown & Sons. Mr. Tuder has served on the board of directors of SeaChange International Inc. (SEAC), a video delivery platform provider since February 2019 where he is Vice Chairman of the Board and Chairman of the Audit Committee. Mr. Tuder previously served on the board of directors of MRV Communications, Inc. (MRVC), a communications equipment and services company, until August 2017, where he also served as Chairman of the audit committee prior to its sale to Adva Optical Networking. Mr. Tuder also serves as a director of a number of privately held companies. Mr. Tuder received a Bachelor of Arts degree from Yale University. Mr. Tuder’s private equity and hedge fund investment experience, his expertise in evaluating both public and private investment opportunities across numerous industries, and his ability to think creatively in considering ways to maximize long-term shareholder value provide a valuable background for him to serve as a member of our Board, as Chair of our Audit Committee, Chair of the Compensation Committee of the Board (the “Compensation Committee”), and as a member of the Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”). Mr. Tuder’s term as a director will expire at the 2020 annual meeting of stockholders of the Company.

James B. Avery	Director since August 2018

Mr. Avery, age 56, was appointed to the Board in August 2018 pursuant to the terms of the Purchase Agreement. Mr. Avery joined Tavistock Group in July 2014 and is currently a Senior Managing Director. From 2003 to June 2014, Mr. Avery was a Managing Director and Co-Founder of GCA Savvian, a boutique investment bank, in addition to holding the position of Representative Director for GCA Corporation, GCA Savvian’s parent company publicly traded on the Tokyo Stock Exchange. Prior to GCA Savvian, Mr. Avery spent 10 years at Morgan Stanley, working in the New York and Silicon Valley offices where he advised clients across a number of industries on strategic, merger & acquisition and capital market transactions. Mr. Avery has also held roles at Edward M. Greenberg Associates, Burson-Marsteller, Westdeutsche Landesbank, and Republic National Bank of New York. Mr. Avery is currently a member of the board of directors of RoundPoint Mortgage Servicing Corporation and Boxer Capital. Mr. Avery received his Bachelor of Science in Finance from Miami University in 1986. Mr. Avery’s management background and expertise in strategic corporate matters and capital markets provide a valuable background for him to serve as a member of our Board, as Chairman of our Nominating and Corporate Governance Committee, and as a member of the Compensation Committee. Mr. Avery’s term as a director will expire at the 2020 annual meeting of stockholders of the Company.

Christopher Harland	Director since October 2019

Mr. Harland, age 62, was appointed to the Board in October 2019. Mr. Harland is a Partner in the Strategic Advisory Group at PJT Partners, based in New York, NY. Prior to joining PJT Partners, Mr. Harland spent 32 years at Morgan Stanley. From 2008 to March 2015, Mr. Harland served as Chairman and Regional Head of Morgan Stanley Latin America and was also a member of the Management Committee and International Operating Committee. Under his leadership, Morgan Stanley significantly expanded the scope of its operations in Brazil and Mexico and opened new offices in Peru, Colombia and Chile. Before assuming responsibility for Latin America, Mr. Harland was Global Head of the Media and Communications Investment Banking Group from 1996 to 2007. In this capacity he advised many leading media and communications companies on a variety of acquisitions, divestitures and corporate financings. He is a trustee of the New York Studio School, a director of Round Hill Developments and a member of the Council on Foreign Relations. Mr. Harland graduated magna cum laude from Harvard College, attended Oxford University and received an MBA from Harvard Business School where he was a George F. Baker Scholar. Mr. Harland’s experience with international expansion and expertise in capital markets provide a valuable background for him to serve as a member of our Board, and as a member of the Audit Committee. Mr. Harland’s term as a director will expire at the 2021 annual meeting of stockholders of the Company.

Board Committees

The Board currently has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee operates under a written charter adopted by the Board. All of the charters are publicly available on our website at investor.inseego.com under “Governance.” You may also obtain a copy of these charters upon sending a written request to our Secretary at our principal executive offices.

Upon the recommendation of the Nominating and Corporate Governance Committee, the Board appoints committee members annually. The table below sets forth the current composition of our Board committees:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
James B. Avery		✓	☑
Christopher Harland	✓
Brian Miller	✓
Jeffrey Tuder	☑	☑	✓

______________________________

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

Executive Officers

The following table sets forth certain information with respect to our current executive officers:

Executive	Age	Title
Dan Mondor	64	Chairman and Chief Executive Officer
Stephen Smith	61	Executive Vice President and Chief Financial Officer

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

Stephen Smith has served as our Executive Vice President and Chief Financial Officer since August 2017. Prior to joining the Company, Mr. Smith served as a financial consultant serving multiple software-as-a-service, medical technology and technology device businesses from March 2016 until August 2017, including serving as interim Chief Financial Officer of TetraVue Inc., a developer of high definition 4D LIDAR technology. From 2012 to March 2016, Mr. Smith served as Chief Financial Officer and Head of Operations for Micropower Technologies, a private equity-backed business engaged in the development and sale of platforms enabling extreme low-power wireless video surveillance systems. From 2005 to 2012, Mr. Smith ran his own consulting business and also served as President of XiTron Technologies, a development stage biotech firm that was sold to ImpediMed Ltd., a publicly-traded medical device company, in 2007. From 1999 to 2005, Mr. Smith served as Senior Vice President and Chief Financial Officer of Applied Micro Circuits Corporation, a publicly-traded semiconductor company that designs network and embedded power architecture, optical transport and storage solutions. Mr. Smith serves as a director of Niels Brock/CIBU, a Denmark-based International Business University. Mr. Smith holds a Bachelor of Science degree in Accounting from Arizona State University.

There are no family relationships among any of our executive officers and/or directors. There are currently no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our current executive officers.

Code of Conduct and Ethics

The Board has adopted a Code of Conduct and Ethics that is applicable to all of our directors, officers and employees. The purpose of the Code of Conduct and Ethics is to, among other things, focus our directors, officers and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report concerns regarding possible unethical or unlawful conduct and to help enhance and formalize our culture of integrity, respect and accountability. We distribute copies of the Code of Conduct and Ethics to, and conduct periodic training sessions regarding its content for, our newly elected directors and newly hired officers and employees. We will post information regarding any amendment to, or waiver from, our Code of Conduct and Ethics on our website in the Investors tab under “Governance” as required by applicable law. A copy of our Code of Conduct and Ethics is available on our website at investor.inseego.com under “Governance”.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information regarding the compensation of our named executive officers (“NEOs”) for the years ended December 31, 2019 and 2018. We have provided information for only two NEOs, because there were no other officers that oversaw a principal business unit, division or function or that performed a similar policy making function for the Company in 2019.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)(3)	Total ($)
Dan Mondor Chairman and Chief Executive Officer	2019	550,000	—	563,251	(4)	99,961	1,213,212
	2018	507,532	1,692,500	296,153	(5)	138,205	2,634,389
Stephen Smith Executive Vice President and Chief Financial Officer	2019	350,000	—	94,075	(6)	9,030	453,105
	2018	312,083	641,500	—		8,432	962,016

(1)	Represents the aggregate grant date fair value of the option awards granted in the respective fiscal year as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 8, Share-based Compensation, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
(2)	In order to conserve cash, incentive plan payments were made through an award of immediately vesting RSUs under the 2018 Omnibus Incentive Compensation Plan (the “Incentive Plan”). Represents the aggregate grant date fair value of the RSU awards granted in the respective fiscal year as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 8, Share-based Compensation, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
(3)	See the All Other Compensation table below for additional information.
(4)	Represents bonus payments made to Mr. Mondor during fiscal 2019 for (1) his achievement of certain “stretch goals” as identified by the Compensation Committee pursuant to Mr. Mondor’s offer letter; and (2) the Company’s achievement during 2018 of certain key corporate objectives as identified by the Compensation Committee.
(5)	Represents a bonus payment made to Mr. Mondor during fiscal 2018 based on his achievement during 2017 of certain key corporate milestones associated with the Company’s corporate turn-around strategy as identified by the Compensation Committee.
(6)	Represents a bonus payment made to Mr. Smith during fiscal 2019 based on the Company’s achievement during 2018 of certain key corporate objectives as identified by the Compensation Committee.

All Other Compensation

The following table sets forth information concerning All Other Compensation in the table above:

Name	Year	Life Insurance Premiums Paid by Company ($)	401(k) Employer Match ($)	Other Compensation ($)		Total ($)
Dan Mondor	2019	630	8,400	90,931	(1)	99,961
	2018	630	7,950	129,625	(1)	138,205
Stephen Smith	2019	630	8,400	—		9,030
	2018	630	7,802	—		8,432

(1)	Living expense allowance plus tax gross-up.

Employment Agreements

Dan Mondor. On June 6, 2017, the Board appointed Mr. Mondor to serve as the Company’s President and Chief Executive Officer pursuant to the terms of an employment offer letter agreement. Under the terms of the offer letter, Mr. Mondor was entitled to receive an initial annual base salary of $450,000 as compensation for his services as President and Chief Executive Officer. On June 6, 2018, the Company increased Mr. Mondor’s annual base salary to $550,000. Mr. Mondor’s offer letter includes an annual target bonus equal to 65% of his annual base salary (subject to achievement of certain performance goals to be established by the Compensation Committee), as well as the potential to receive an aggregate annual bonus of up to 130% of his annual base salary (subject to achievement of certain “stretch goals” to be established by the Committee). In October 2017, pursuant to an amendment to the offer letter, the Company agreed to provide reimbursement of certain of Mr. Mondor’s living expenses, including a related tax gross-up.  Mr. Mondor has also entered into a Change in Control and Severance Agreement with the Company. For a description of the severance benefits provided under this agreement, see —Potential Payments Upon Termination or Change-in-Control—Severance Agreements.

Stephen Smith. On August 21, 2017, the Board appointed Mr. Smith to serve as the Company’s Executive Vice President and Chief Financial Officer pursuant to the terms of an employment offer letter agreement. Under the terms of the offer letter, Mr. Smith was entitled to receive an initial annual base salary of $285,000 as compensation for his services as Executive Vice President and Chief Financial Officer. On July 27, 2018, the Company increased Mr. Smith’s annual base salary to $350,000. Mr. Smith’s offer letter includes an annual target bonus equal to 50% of his annual base salary (subject to achievement of certain performance goals to be established by the Compensation Committee). Mr. Smith has also entered into a Change in Control and Severance Agreement with the Company. For a description of the severance benefits provided under this agreement, see —Potential Payments Upon Termination or Change-in-Control—Severance Agreements.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the stock options and RSUs held by our NEOs that were outstanding at December 31, 2019.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)		Option Exercise Price ($)	Option Expiration Date
Dan Mondor	6/6/2018	625,000	625,000		2.00	6/6/2028
	6/6/2017	750,000	—		0.94	6/6/2027
Stephen Smith	7/30/2018	177,083	322,917	(2)	1.80	7/30/2028
	8/21/2017	116,667	83,333	(2)	1.16	8/21/2027

(1)	Unless otherwise indicated, stock options are scheduled to vest over a three-year period, with one-third vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the third anniversary of the grant date.
(2)	Stock options scheduled to vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the fourth anniversary of the grant date.

Potential Payments Upon Termination or Change-in-Control

We have agreements with Messrs. Mondor and Smith to provide severance benefits in the event the executive’s employment is terminated. A description of the material terms of the agreements, including the severance benefits payable under these agreements is set forth below.

Dan Mondor. The Company entered into a Change-in-Control and Severance Agreement with Mr. Mondor on June 6, 2017 and the agreement was amended and restated on June 6, 2018. Under the terms of this amended agreement, if Mr. Mondor’s employment is terminated by the Company without Cause or by Mr. Mondor for Good Reason not in connection with a Change-in-Control, then Mr. Mondor is entitled to the following severance benefits:

•	an amount equal to Mr. Mondor’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to Mr. Mondor under our compensation plans;

•	if the termination occurs within eighteen months of June 6, 2018, an amount equal to eighteen months of Mr. Mondor’s base salary, or if the termination occurs after the expiration of such period, an amount equal to twelve months of Mr. Mondor’s base salary;

•	immediate vesting of the portion of Mr. Mondor’s outstanding equity awards under our compensation plans that would have vested or become exercisable had his employment continued through the next vesting date;

•	a lump-sum bonus payment equal to the pro-rated portion of the target bonus in the year of termination based on actual achievement of corporate performance goals and assumed full achievement of any individual performance goals; and

•	continued participation for Mr. Mondor and his dependents in our group health plan, at the same benefit and contribution levels in effect immediately prior to the termination, until up to the last date that severance compensation is paid to Mr. Mondor under the agreement;

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

Stephen Smith. The Company entered into a Change-in-Control and Severance Agreement with Mr. Smith in August 2017.

Under the terms of the agreement, if the employment of Mr. Smith is terminated by the Company without Cause or by Mr. Smith for Good Reason not in connection with a Change-in-Control, then Mr. Smith is entitled to the following severance benefits:

•	an amount equal to Mr. Smith’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to Mr. Smith under our compensation plans;

•	an amount equal to six months of Mr. Smith’s base salary, payable in cash in the form of salary continuation;

•	immediate vesting of the portion of Mr. Smith’s outstanding equity awards under our compensation plans that would have vested or become exercisable had his employment continued through the next vesting date;

•	a lump-sum bonus payment equal to the pro-rated portion of the target bonus in the year of termination based on actual achievement of corporate performance goals and assumed full achievement of any individual performance goals; and

•	continued participation for up to nine months by Mr. Smith and his dependents in our group health plan, at the same benefit and contribution levels in effect immediately prior to the termination;

provided, however, that in order to receive the aforementioned severance benefits, Mr. Smith must satisfy the Release Requirement.

Under the agreement, subject to satisfaction of the Release Requirement, Mr. Smith is entitled to the following severance benefits, in lieu of the benefits described above, if Mr. Smith’s employment is terminated by the Company without Cause or by Mr. Smith for Good Reason during a Change-in-Control Period:

•	an amount equal to Mr. Smith’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to Mr. Smith under our compensation plans;

•	an amount equal to the sum of 18 months of Mr. Smith’s base salary;

•	an amount equal to 12 months of Mr. Smith’s target annual bonus opportunity;

•	immediate vesting of outstanding equity awards under our compensation plans; and

•	continued participation for up to 18 months by Mr. Smith and his dependents in our group health plan, at the same benefit and contribution levels in effect immediately before the termination.

The Change-in-Control and Severance Agreements described above utilize the following definitions:

“Cause” means:

•	any act of material misconduct or material dishonesty by the NEO in the performance of his or her duties;

•	any willful failure, gross neglect or refusal by the NEO to attempt in good faith to perform his or her duties to the Company or to follow the lawful instructions of the Board (except as a result of physical or mental incapacity or illness) which is not promptly cured after written notice;

•	the NEO’s commission of any fraud or embezzlement against the Company (whether or not a misdemeanor);

•	any material breach of any written agreement with the Company, which breach has not been cured by the NEO (if curable) within 30 days after written notice thereof to the NEO by the Company;

•	the NEO’s being convicted of (or pleading guilty or nolo contendere to) any felony or misdemeanor involving theft, embezzlement, dishonesty or moral turpitude; and/or

•	the NEO’s failure to materially comply with the material policies of the Company in effect from time to time relating to conflicts of interest, ethics, codes of conduct, insider trading, or discrimination and harassment, or other breach of the NEO’s fiduciary duties to the Company, which failure or breach is or could reasonably be expected to be materially injurious to the business or reputation of the Company.

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

Equity Award Agreements

The following is a summary of the material terms applicable to the outstanding equity awards held by our NEOs as of December 31, 2019.

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

Cash Compensation. The Board has approved the following components of the annual cash retainer fee to our non-management directors for Board and Board committee service in 2019 (which amounts are prorated for directors who only served for a portion of the year):

Board of Directors	$80,000	(1)	$40,000
Audit Committee	$20,000		$10,000
Compensation Committee	$14,000		$6,000
Nominating and Corporate Governance Committee	$10,000		$5,000

(1) As our Chief Executive Officer, Mr. Mondor does not receive a retainer for serving as Chairman of the Board.

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

In February 2019, the Compensation Committee determined based on the foregoing policy that non-management directors would be awarded, at their election, either 17,562 RSUs or a combination of 8,781 RSUs and 28,466 stock options.

Director Compensation Table. The table below summarizes the compensation paid to our non-management directors for service on the Board for the fiscal year ended December 31, 2019. In addition to the payments below, the Company reimburses directors for reasonable out-of-pocket expenses incurred in connection with attending Board and Board committee meetings.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($) (1)(2)	All Other Compensation ($)		Total ($)
James B. Avery(3)	56,000	420,581	—	—		476,581
Christopher Harland(4)	25,000	143,250	—	—		168,250
Brian Miller	50,000	82,571	—	—		132,541
Jeffrey Tuder	68,000	41,271	92,976	—		202,246
Robert Pons(5)	51,750	41,271	92,976	17,250	(6)	203,246

(1)	Represents the aggregate grant date fair value of the equity awards granted in 2019 as computed in accordance with Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 8, Share-based Compensation, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
(2)	The following table shows, for each of our non-management directors, the aggregate number of shares subject to stock and option awards outstanding as of December 31, 2019.

Name	Stock Awards (#)	Option Awards (#)
James B. Avery (issued to Tavistock Financial LLC)	60,083	—
Christopher Harland	25,000	—
Brian Miller	45,910	—
Jeffrey Tuder	52,615	56,912
Robert Pons	8,781	28,466

__________________________________

(3)	Includes the value of (1) 42,521 RSUs granted in February 2019 representing Mr. Avery’s initial equity award in in connection with joining the Board in 2018; and (2) the value of 17,562 RSUs representing Mr. Avery’s annual equity award for 2019. As required by the terms of his employment with Tavistock Financial, LLC, all cash director fees earned by Mr. Avery are paid to Tavistock Foundation, Inc., a non-profit incorporated and existing under the laws of the State of Florida, and all equity awards to which he would be entitled for service as a director of the Company are issued to Tavistock Financial LLC.
(4)	Mr. Harland was appointed to the Board effective as of September 30, 2019.
(5)	Mr. Pons resigned from the Board effective as of September 30, 2019.
(6)	Represents cash fees paid to Mr. Pons pursuant to the Consulting Agreement described below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of December 31, 2019, the Company’s Amended and Restated 2000 Employee Stock Purchase Plan (the “Purchase Plan”) and the Incentive Plan were the only compensation plans under which securities of the Company were authorized for grant. The Purchase Plan and the Incentive Plan were approved by our stockholders. In 2019, the Board terminated the Company’s 2015 Incentive Compensation Plan (the “2015 Incentive Plan”), which was adopted by the Board without stockholder approval pursuant to NASDAQ Listing Rule 5635. The following table provides information as of December 31, 2019 regarding the Company’s existing and predecessor plans:

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of options outstanding		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	8,987,251		$2.92	(1)	3,106,140	(2)
Equity compensation plans not approved by security holders	580,321	(3)	$2.64		—

(1)	Amount is based on the weighted-average exercise price of vested and unvested stock options outstanding under the Incentive Plan and predecessor plans. RSUs, which have no exercise price, are excluded from this calculation.
(2)	Represents shares available for future issuance under the Purchase Plan and the Incentive Plan. As of December 31, 2019, there were 622,476 shares of our common stock available for issuance under the Purchase Plan and 2,483,664 shares of our common stock available for issuance under the Incentive Plan.
(3)	Represents outstanding options under the 2015 Incentive Plan. The 2015 Incentive Plan, which includes the same material terms as the Incentive Plan, could only be used for inducement grants to individuals to induce them to become employees of the Company or any of its subsidiaries, or, in conjunction with a merger or acquisition, to convert, replace or adjust outstanding stock options or other equity compensation awards, or for any other reason for which there is an applicable exception from the stockholder approval requirements of NASDAQ Listing Rule 5635, in each such case, subject to the applicable requirements of the NASDAQ Listing Rules.

Security Ownership of Management and Certain Beneficial Owners

The tables below provide information regarding the beneficial ownership of our common stock as of March 31, 2020 by: (i) each of our directors; (ii) each of our NEOs; (iii) all current directors and executive officers as a group; and (iv) each beneficial owner of more than five percent of our common stock.

Beneficial ownership is determined in accordance with SEC rules and regulations, and generally includes voting power or investment power with respect to securities held. Unless otherwise indicated and subject to applicable community property laws, we believe that each of the stockholders named in the table below has sole voting and investment power with respect to the shares shown as beneficially owned. Securities that may be beneficially acquired within 60 days after March 31, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person.

The address for directors and executive officers is 9710 Scranton Road, Suite 200, San Diego, California 92121. The tables below list the number and percentage of shares beneficially owned based on 96,179,991 shares of common stock outstanding as of March 31, 2020.

Directors and Named Executive Officers

Name of Beneficial Owner	Shares Owned (#)		Right to Acquire (#)(1)		Total Shares of Common Stock Beneficially Owned (#)		Percentage
Dan Mondor	140,867		1,548,609		1,689,476		1.7%
Stephen Smith	24,823		366,667		391,490		*
James B. Avery	—	(2)	—	(2)	—	(2)	*
Christopher Harland	—		—		—		*
Brian Miller	6,433,730	(3)	625,000	(4)	7,058,730	(3)(4)	7.3%
Jeffrey Tuder	119,546		56,912		176,458		*
All directors and executive officers as a group (six persons)	6,718,966		2,597,188		9,316,154		9.4%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)	Represents shares of common stock that may be acquired pursuant to stock options or warrants that are or will become exercisable within 60 days after March 31, 2020.
(2)	Does not include shares of common stock or warrants held by Golden Harbor Ltd. or Tavistock Financial, LLC, in which Mr. Avery disclaims beneficial ownership, which are reported in the table below under Five Percent Holders. Mr. Avery is obligated to transfer any shares issued pursuant to any equity awards made to him by the Company, or the economic benefits thereof, to Tavistock Financial, LLC.
(3)	Based upon information contained in a Form 4 filed by North Sound Management, Inc., North Sound Trading, LP and Mr. Miller with the SEC on July 12, 2019. Includes 6,401,995 shares of common stock held by North Sound Trading, LP. and 31,375 shares issued to Mr. Miller upon vesting of RSUs. According to the Form 4, North Sound Management, Inc., North Sound Trading, LP and Brian Miller have sole voting power and sole dispositive power with respect to the securities.
(4)	Based upon information contained in a Form 4 filed by North Sound Management, Inc., North Sound Trading, LP and Mr. Miller with the SEC on March 29, 2019. Represents warrants to purchase 625,000 shares of common stock held by North Sound Trading, LP. According to the Form 4, North Sound Management, Inc., North Sound Trading, LP and Brian Miller have sole dispositive power with respect to the warrants.

Five Percent Holders

The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities known by us to beneficially own five percent or more of our outstanding common stock. The information regarding beneficial ownership of the persons and entities identified below is included in reliance on reports filed by the persons and entities with the SEC, except that the percentage is based upon our calculations made in reliance upon the number of shares reported to be beneficially owned by such person or entity in such report and the number of shares of common stock outstanding on March 31, 2020.

Name and Address of Beneficial Owner	Shares Owned (#)	Right to Acquire (#)(1)	Total Shares of Common Stock Beneficially Owned (#)	Percentage
Golden Harbor Ltd.(1) Cay House EP Taylor Drive N7776 Lyford Cay New Providence C5	21,965,504	1,875,000	23,840,504	24.3%
North Sound Management, Inc.(2) c/o Edward E. Murphy 115 East Putnam Avenue Greenwich, CT 06830	6,433,730	625,000	7,058,730	7.3%
Timothy Maguire(3) Maguire Asset Management, LLC 1810 Ocean Way Laguna Beach, CA 92651	5,753,881	—	5,753,881	6.0%

(1)	According to a Schedule 13D/A filed by Golden Harbor Ltd. and Joe Lewis with the SEC on April 20, 2020, Golden Harbor Ltd. and Joe Lewis have shared voting power and shared dispositive power with respect to these securities.
(2)	Based upon information contained in a Form 4 filed by North Sound Management, Inc., North Sound Trading, LP and Brian Miller with the SEC on July 12, 2019. Includes 31,735 shares of common stock held directly by Mr. Miller. According to the Form 4, North Sound Management, Inc., North Sound Trading, LP and Brian Miller have sole voting power and sole dispositive power with respect to the securities.
(3)	According to a Schedule 13D/A filed by Timothy Maguire and Maguire Asset Management, LLC with the SEC on June 12, 2018, 5,753,881 shares of common stock are beneficially owned by Timothy Maguire. Of these, 5,176,990 shares of common stock are owned by Maguire Financial, LP, 76,891 shares of common stock are owned by the Timothy Maguire Foundation and 500,000 shares of common stock are owned by The Timothy J. and Julia Maguire 2017 Family Trust. Maguire Asset Management, LLC, Maguire Financial, LP and Mr. Maguire have the sole power to vote or direct the vote of and to dispose or direct the disposition of the shares owned by Maguire Financial, LP. The Timothy Maguire Foundation and Mr. Maguire have the sole power to vote or direct the vote of and to dispose or direct the disposition of the shares owned by the Timothy Maguire Foundation. The Timothy J. and Julia Maguire 2017 Family Trust and Mr. Maguire have the sole power to vote or direct the vote of and to dispose or direct the disposition of the shares owned by The Timothy J. and Julia Maguire 2017 Family Trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

2018 Private Placement

On August 6, 2018, the Company entered into the Purchase Agreement, pursuant to which the Company issued and sold to Golden Harbor Ltd., an affiliate of Tavistock Group (“Golden Harbor”), and North Sound Trading, L.P. (“North Sound” and, together with Golden Harbor, the “Investors”), in a private placement transaction (the “2018 Private Placement”), an aggregate of 12,062,000 immediately separable units (the “Units), with each Unit consisting of (a) one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and (b) a warrant to acquire 0.35 of a share of Common Stock, for a purchase price of $1.63 per Unit. Upon the consummation of the 2018 Private Placement, both Investors held more than five percent of the Company’s outstanding shares of Common Stock.

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

In connection with the 2018 Private Placement, on August 6, 2018, the Company entered into an amendment to that certain Rights Agreement, dated January 22, 2018, between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Plan”), for the purpose of modifying the definition of “Grandfathered Stockholder” under the Rights Plan to include each of the Investors, thereby excluding them from the definition of “Acquiring Person” under the Rights Plan for so long as they do not acquire additional beneficial ownership of Company securities (other than as a result of any adjustment provision or the accrual of interest under any outstanding convertible notes) equal to more than 0.50% of the then-outstanding shares of Common Stock.

Also on August 6, 2018, the Company entered into an amendment (the “IRA Amendment”) to that certain Investors’ Rights Agreement, dated September 8, 2014, between HC2 and the Company (the “IRA”). As a condition to the Investors’ willingness to enter into the Purchase Agreement and consummate the 2018 Private Placement, HC2 agreed to amend the IRA to eliminate its board observation and nomination rights. At the time of this amendment, HC2 held more than five percent of the Company’s outstanding shares of Common Stock.

Warrant Transaction

On March 28, 2019, the Investors agreed to exercise the warrants issued by the Company to the Investors on August 6, 2018 (the “Existing Warrants”). Upon exercise of the Existing Warrants, Golden Harbor purchased 3,166,275 shares of Common Stock, and North Sound purchased 1,055,425 shares of Common Stock, each at an exercise price of $2.52 per share, for aggregate cash proceeds to the Company of approximately $10.6 million. In connection with the Investors exercising the Existing Warrants, on March 28, 2019, the Company issued to Golden Harbor a new warrant to purchase 1,875,000 shares of Common Stock and issued to North Sound a new warrant to purchase 625,000 shares of Common Stock (each a “New Warrant” and, collectively, the “New Warrants”). Each of the Investors held more than five percent of the Company’s outstanding shares of Common Stock as of the date of the exercise and issuance of the New Warrants.

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

In connection with the issuance of the New Warrants, on March 28, 2019, the Company entered into another amendment to the Rights Plan, for the purpose of modifying the definition of “Acquiring Person” under the Rights Plan to permit each of the Investors to remain a Grandfathered Stockholder (as defined in the Rights Plan) and not be deemed an “Acquiring Person” under the Rights Plan in connection with the Investors’ purchase of the New Warrants. The Investors will remain Grandfathered Stockholders as long as they do not acquire, after March 28, 2019, beneficial ownership of Company securities (other than as a result of any adjustment provision or the accrual of interest under any outstanding convertible notes) equal to more than 0.50% of the then-outstanding shares of Common Stock.

2019 Private Placement

On August 9, 2019, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued and sold to Golden Harbor and North Sound in a private placement transaction (the “2019 Private Placement”), an aggregate of 10,000 shares of Series E Preferred Stock for an aggregate purchase price of $10.0 million. Each share of Series E Preferred Stock entitles the holder thereof to receive, when, as and if declared by the Company out of assets legally available therefor, cumulative cash dividends at an annual rate of 9.00% payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on October 1, 2019. If dividends are not declared and paid in any quarter, or if such dividends are declared but holders of the Series E Preferred Stock elect not to receive them in cash, the quarterly dividend will be deemed to accrue and will be added to the Series E Base Amount. The Series E Preferred Stock has no voting rights unless otherwise required by law. The Series E Preferred Stock is perpetual and has no maturity date. However, the Company may, at its option, redeem shares of the Series E Preferred Stock, in whole or in part, on or after July 1, 2022, at a price equal to 110% of the Series E Base Amount plus (without duplication) any accrued and unpaid dividends. The “Series E Base Amount” means $1,000 per share, plus any accrued but unpaid dividends, whether or not declared by the Company’s board of directors, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series E Preferred Stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holders of common stock or any other junior securities, the Series E Base Amount plus (without duplication) any accrued and unpaid dividends.

Convertible Senior Notes

Golden Harbor owns $13,700,000 of the Company’s 5.50% Convertible Senior Notes due 2022 (the “Notes”). The Notes are governed by the terms of an indenture, dated January 9, 2017 (the “Indenture”), between the Company, as issuer, and Wilmington Trust, National Association, as trustee. The Notes are senior unsecured obligations of the company and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year. North Sound owns $31,116,000 of the Notes.

On March 3, 2020, the Company, and Wilmington Trust, National Association, entered into a first supplemental indenture (the “Supplemental Indenture”), amending the Indenture. The Supplemental Indenture amends the Original Indenture to delete certain covenants prohibiting the incurrence of certain indebtedness and certain restricted payments.

During fiscal 2019, the Company made interest payments to Golden Harbor and North Sound in the amounts of $753,500 and $1,011,065, respectively, pursuant to the Notes.

The Notes were subject to repurchase by the Company at the option of the holders on June 15, 2020 (the “Optional Repurchase Date”) at a repurchase price in cash equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the Optional Repurchase Date, subject to the right of holders of the Notes on a record date to receive interest through the corresponding interest payment date. On March 6, 2020, the Company entered into waiver agreements with the holders of substantially all of the outstanding indebtedness under the Notes, including Golden Harbor and North Sound, pursuant to which each of the holders agreed to waive their optional right to require the Company to repurchase the Notes on the Optional Repurchase date. As a result, substantially all of the Notes are no longer subject to repayment at the option of the holders prior to the maturity date in 2022.

Consulting Agreements

On August 6, 2018, the Company entered into a written Consulting Agreement (the “Licht Consulting Agreement”) with Mark Licht, a former member of the Board. The consulting services to be provided by Mr. Licht include advisory services in connection with the Company’s IoT business strategy and such other services as the Company’s Chief Executive Officer may request from time to time. The Licht Consulting Agreement is for a term of one year and provides for aggregate cash consulting fees of up to $60,000, to be paid at a rate of $5,000 per month. Upon his execution and delivery of the Consulting Agreement in August 2018, the Board also awarded Mr. Licht 42,814 immediately vesting RSUs with a value at grant of $83,487.

On September 30, 2019, the Company entered into a written Consulting Agreement (the “Pons Consulting Agreement”) with Robert Pons, a former member of the Board. The consulting services to be provided by Mr. Pons include advisory services in connection with the Company’s business strategy and such other services as the Company’s Chief Executive Officer may request from time to time. The Pons Consulting Agreement is for a term of 30 months and provides for the following compensation: (1) cash retainer of $17,250 on the date of each regularly scheduled quarterly meeting of the Company’s Board of Directors through June 30, 2021, up to a maximum of 7 meetings, subject to continuous service under the Pons Consulting Agreement through the date of each such meeting; (2) on the first date in 2020 that the Company’s Board of Directors grants annual equity awards to all non-employee members of the Board of Directors, restricted stock units with a value equal to $85,000 (based on the closing price of the Company’s stock as of the prior trading day), vesting on the date one year following the date of grant; and (3) on the first date in 2021 that the Company’s Board of Directors grants annual equity awards to all non-employee members of the Board of Directors, restricted stock units with a value equal to $35,417 (based on the closing price of the Company’s stock as of the prior trading day), vesting on June 30, 2021.

Credit Agreement

On March 9, 2020, the Company entered into an amendment (the “Credit Agreement Amendment”) to that certain Credit Agreement, dated August 23, 2017, as the same has been amended, supplemented or otherwise modified from time to time (the “Credit Agreement”), by and among the Company, certain subsidiaries of the Company party thereto, Cantor Fitzgerald Securities, as agent, and certain lenders party thereto to, among other things, amend certain financial covenants set forth therein and to permit the use of the Company’s Series E Preferred Stock to make certain payments, including interest payments, due thereunder. South Ocean Funding, LLC (“South Ocean”), an affiliate of Golden Harbor, holds all of the aggregate principal amount currently outstanding under the Credit Agreement.

During fiscal 2019, all interest owing to South Ocean under the Credit Agreement was accrued. On March 31, 2020, the Company issued 2,330 shares of Series E Preferred Stock to South Ocean, the Lender holding all of the aggregate principal amount currently outstanding under that certain Credit Agreement in satisfaction of $2,330,000 in deferred interest obligations pursuant to the terms and conditions of the Credit Agreement.

On March 10, 2020, the Company entered into a letter agreement (the “Letter Agreement”) with South Ocean, which provides: (i) that the Company and South Ocean will work together, in good faith, to reach an agreement to amend or refinance the Credit Agreement in order to extend the maturity of the Credit Agreement until a date after March 15, 2021; and (ii) should an agreement not be reached to amend or refinance the Credit Agreement prior to August 23, 2020, upon request of the Company, the maturity date of the Credit Agreement will be extended to no earlier than March 15, 2021, upon terms acceptable to South Ocean.

Parents of the Smaller Reporting Company

The Company has no parents except to the extent that either of the Investors may be deemed a parent by virtue of their ownership of the Company’s outstanding shares of Common Stock, and their Board nomination and appointment rights under the Securities Purchase Agreement, dated August 6, 2018, by and among the Company, Golden Harbor Ltd. and North Sound Trading, L.P.

Director Independence

Under the NASDAQ listing requirements, a majority of the members of our Board must be independent. The Board has determined that our current non-management directors, Messrs. Avery, Miller, Harland and Tuder, are each “independent” of the Company and management within the meaning of the NASDAQ listing requirements. Mr. Mondor is not “independent” under the NASDAQ listing requirements because he is an employee of the Company.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table sets forth fees for services rendered by Marcum LLP for 2019 and 2018.

	2019	2018
Audit Fees(1)	$946,127	$787,412
Audit-Related Fees(2)	$14,935	$8,862
Tax Fees	–	–
All Other Fees	–	–

Total	$961,062	$796,274

(1)	Audit fees consist principally of fees for the audits of our annual consolidated financial statements and internal control over financial reporting, and review of our interim consolidated financial statements.
(2)	Audit-related fees consist primarily of fees for accounting consultations, comfort letters, consents and any other audit attestation services.

Pre-Approval Policies and Procedures

The Audit Committee annually reviews and pre-approves certain audit and non-audit services that may be provided by our independent registered public accounting firm and establishes and pre-approves the aggregate fee level for these services. Any proposed services that would cause us to exceed the pre-approved aggregate fee amount must be pre-approved by the Audit Committee. All audit and non-audit services for 2018 and 2019 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The Company’s consolidated financial statements and report of Marcum LLP, Independent Registered Public Accounting Firm, are included in Section IV of this report beginning on page F-1.

(a)(2)	Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or related notes thereto.

(b)	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

3.2	Amended and Restated Bylaws of Inseego Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

3.3	Certificate of Designation of Series D Junior Participating Preferred Stock of Inseego Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 22, 2018).

3.4	Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 13, 2019).

3.5	Certificate of Amendment to Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 10, 2020).

4.1	Form of Inseego Corp. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 9, 2016).

4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, filed on March 16, 2020).

4.3	Indenture, dated January 9, 2017, between Inseego Corp. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed January 10, 2017).

4.4	Form of Inseego Corp.’s 5.50% Convertible Senior Note due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed January 10, 2017).

4.5	First Supplemental Indenture, dated March 3, 2020, among Inseego Corp. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 9, 2020).

4.6	Form of Waiver Agreement between Inseego Corp. and holders of Inseego Corp. 5.50% Convertible Senior Notes due 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 9, 2020).

4.7	Rights Agreement, dated as of January 22, 2018, between Inseego Corp. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 22, 2018).

4.8	Amendment No. 1 to Rights Agreement, dated August 6, 2018, by and between Inseego Corp. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

4.9	Amendment No. 2 to Rights Agreement, dated December 4, 2018, by and between Inseego Corp. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 10, 2018).

4.10	Amendment No. 3 to Rights Agreement, dated March 28, 2019, by and between Inseego Corp. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed March 29, 2019).

4.11	Common Stock Purchase Warrant issued to Golden Harbor Ltd., dated March 28, 2019, by Inseego Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 29, 2019).

4.12	Common Stock Purchase Warrant issued to North Sound Trading, L.P., dated March 28, 2019, by Inseego Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 29, 2019).

4.13	Registration Rights Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A to the Securities Purchase Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.1*	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 18, 2018).

10.2*	Offer Letter, dated August 11, 2017, by and between the Company and Stephen Smith with an employment start date of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.3*	Change in Control and Severance Agreement, effective August 21, 2017, by and between the Company and Stephen Smith (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.4*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.5*	Employment Offer Letter, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.6*	Change in Control and Severance Agreement, dated June 6, 2018, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 8, 2018).

10.7*	Indemnification Agreement, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.8*	Amendment to Offer Letter, dated October 26, 2017, by and between the Company and Dan Mondor (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.9*	Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.10*	Form of Nonstatutory Stock Option Agreement under the Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.11*	Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 26, 2019).

10.12	Credit Agreement, dated as of August 23, 2017, by and among Inseego Corp. and certain of its direct and indirect subsidiaries, Cantor Fitzgerald Securities, as Agent, and certain funds managed by Highbridge Capital Management, LLC, as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.13	First Amendment to Credit Agreement, dated as of August 9, 2019, by and among Inseego Corp. and certain of its direct and indirect subsidiaries, Cantor Fitzgerald Securities, as Agent, and certain funds managed by Highbridge Capital Management, LLC, as Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2019).

10.14	Second Amendment to Credit Agreement dated March 9, 2020, by and among Inseego Corp. and certain of its direct and indirect subsidiaries, Cantor Fitzgerald Securities, as Agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2020).

10.15	Letter Agreement dated March 10, 2020, by and between Inseego Corp. and South Ocean Funding, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 11, 2020).

10.16	Security and Pledge Agreement, dated as of August 23, 2017, by and among Inseego Corp and certain of its direct and indirect subsidiaries, as Guarantors, and Cantor Fitzgerald Securities, as Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.17	Mutual General Release and Settlement Agreement, dated July 26, 2018, between Inseego Corp., successor to Novatel Wireless, Inc., on the one hand, and Robert E. Ralston and Ethan B. Ralston, on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 31, 2018).

10.18	Note Purchase Agreement, dated as of August 23, 2017, by and among Inseego Corp., 1992 MSF International LTD. and 1992 Tactical Credit Master Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.19	Securities Purchase Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.20	Securities Purchase Agreement, dated August 9, 2019, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 13, 2019).

10.21	Securities Purchase Agreement, dated March 6, 2020, by and among Inseego Corp. and the Investor identified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2020).

10.22	Form of Exchange Agreement, by and among Inseego Corp. and certain investors holding the Company’s 5.50% Convertible Senior Notes due 2022 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, filed on March 16, 2020).

10.23	Consulting Agreement between the Company and Robert Pons, effective as of September 30, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2019).

21	Subsidiaries of Inseego Corp (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, filed on March 16, 2020).

23.1	Consent of Independent Registered Public Accounting Firm (Marcum LLP) (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, filed on March 16, 2020).

24	Power of Attorney (See signature page) (incorporated by reference to Exhibit 24 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, filed on March 16, 2020).

31.1	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, filed on March 16, 2020).

31.2	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, filed on March 16, 2020).

31.3**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, filed on March 16, 2020).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, filed on March 16, 2020).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, filed on March 16, 2020).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, filed on March 16, 2020).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, filed on March 16, 2020).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, filed on March 16, 2020).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, filed on March 16, 2020).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, filed on March 16, 2020).

*	Management contract, compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2020	INSEEGO CORP.

	By	/s/ Stephen Smith
Stephen Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

