Form 10-Q
period 2020-03-31
INSEEGO CORP.
filed 2020-05-07
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of May 4, 2020 was 96,222,460.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,541	$12,074
Accounts receivable, net of allowance for doubtful accounts of $1,578 and $2,133, respectively	27,788	19,656
Inventories, net	14,259	25,290
Prepaid expenses and other	7,252	7,117
Total current assets	79,840	64,137
Property, plant and equipment, net of accumulated depreciation of $15,795 and $16,017, respectively	11,543	10,756
Rental assets, net of accumulated depreciation of $11,925 and $12,791, respectively	4,772	5,385
Intangible assets, net of accumulated amortization of $39,991 and $33,223, respectively	43,049	44,392
Goodwill	27,276	33,659
Right-of-use assets, net	6,476	2,657
Other assets	385	387
Total assets	$173,341	$161,373
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$27,550	$26,482
Accrued expenses and other current liabilities	17,618	17,861
Term loan, net	46,911	—
DigiCore bank facilities	122	187
Total current liabilities	92,201	44,530
Long-term liabilities:
Convertible senior notes, net	44,230	101,334
Term loan, net	—	46,538
Deferred tax liabilities, net	2,976	3,949
Other long-term liabilities	6,131	2,380
Total liabilities	145,538	198,731
Commitments and Contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 and 10,000 shares designated, respectively, 37,330 and 10,000 shares issued and outstanding, respectively, liquidation preference of $1,000 per share (plus any accrued but unpaid dividends)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 96,179,991 and 81,974,051 shares issued and outstanding, respectively	96	82
Additional paid-in capital	682,047	584,862
Accumulated other comprehensive loss	(17,359)	(3,879)
Accumulated deficit	(636,893)	(618,303)
Total stockholders’ equity (deficit) attributable to Inseego Corp.	27,891	(37,238)
Noncontrolling interests	(88)	(120)
Total stockholders’ equity (deficit)	27,803	(37,358)
Total liabilities and stockholders’ equity (deficit)	$173,341	$161,373
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net revenues:
IoT & Mobile Solutions	$40,381	$32,781
Enterprise SaaS Solutions	16,459	15,775
Total net revenues	56,840	48,556
Cost of net revenues:
IoT & Mobile Solutions	32,864	27,600
Enterprise SaaS Solutions	6,749	6,196
Total cost of net revenues	39,613	33,796
Gross profit	17,227	14,760
Operating costs and expenses:
Research and development	8,224	3,485
Sales and marketing	8,755	6,391
General and administrative	7,162	6,474
Amortization of purchased intangible assets	826	871
Total operating costs and expenses	24,967	17,221
Operating loss	(7,740)	(2,461)
Other income (expense):
Inducement expense	(7,933)	—
Interest expense, net	(3,380)	(5,075)
Other income, net	978	313
Loss before income taxes	(18,075)	(7,223)
Income tax provision	91	248
Net loss	(18,166)	(7,471)
Less: Net income attributable to noncontrolling interests	(32)	(14)
Net loss attributable to Inseego Corp.	(18,198)	(7,485)
Series E preferred stock dividends	(392)	—
Net loss attributable to common shareholders	$(18,590)	$(7,485)
Per share data:
Net loss per common share:
Basic and diluted	$(0.20)	$(0.10)
Weighted-average shares used in computation of net loss per common share:
Basic and diluted	90,874,347	74,366,879

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(18,166)	$(7,471)
Foreign currency translation adjustment	(13,480)	(583)
Total comprehensive loss	$(31,646)	$(8,054)

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	73,980	$74	$546,230	$(4,877)	$(577,817)	$(135)	$(36,525)
Net income (loss)	—	—	—	—	—	—	(7,485)	14	(7,471)
Foreign currency translation adjustment	—	—	—	—	—	(583)	—	—	(583)
Exercise of stock options and vesting of restricted stock units	—	—	497	1	398	—	—	—	399
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(112)	—	—	—	(112)
Exercise of warrants	—		4,222	4	10,635	—	—	—	10,639
Share-based compensation	—	—	—	—	1,057	—	—	—	1,057
Balance, March 31, 2019	—	$—	78,699	$79	$558,208	$(5,460)	$(585,302)	$(121)	$(32,596)

Balance, December 31, 2019	10	$—	81,974	$82	$584,862	$(3,879)	$(618,303)	$(120)	$(37,358)
Net income (loss)	—	—	—	—	—	—	(18,198)	32	(18,166)
Foreign currency translation adjustment	—	—	—	—	—	(13,480)	—	—	(13,480)
Exercise of stock options and vesting of restricted stock units	—	—	129	—	49	—	—	—	49
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(73)	—	—	—	(73)
Issuance of Series E preferred shares	27	—	—	—	27,330	—	—	—	27,330
Issuance of common shares in connection with the Notes Exchange	—	—	13,739	14	66,073	—	—	—	66,087
Exercise of warrants	—	—	338	—	1,861	—	—	—	1,861
Share-based compensation	—	—	—	—	1,553	—	—	—	1,553
Series E preferred stock dividends	—	—	—	—	392	—	(392)	—	—
Balance, March 31, 2020	37	$—	96,180	$96	$682,047	$(17,359)	$(636,893)	$(88)	$27,803

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(18,166)	$(7,471)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,500	3,439
Provision for bad debts, net of recoveries	15	230
Provision for excess and obsolete inventory, net of recoveries	33	309
Share-based compensation expense	1,553	1,057
Amortization of debt discount and debt issuance costs	1,697	2,443
Fair value of inducement shares issued in Notes Exchange	7,933	—
Deferred income taxes	2	(18)
Other	(514)	120
Changes in assets and liabilities:
Accounts receivable	(8,590)	(3,290)
Inventories	8,876	(7,850)
Prepaid expenses and other assets	(983)	314
Accounts payable	1,921	3,509
Accrued expenses, income taxes, and other	2,051	2,175
Net cash provided by (used in) operating activities	328	(5,033)
Cash flows from investing activities:
Purchases of property, plant and equipment	(567)	(428)
Proceeds from the sale of property, plant and equipment	163	50
Additions to capitalized software development costs and purchases of intangible assets	(4,453)	(3,942)
Net cash used in investing activities	(4,857)	(4,320)
Cash flows from financing activities:
Gross proceeds received from issuance of Series E preferred stock	25,000	—
Proceeds from the exercise of warrants to purchase common stock	1,861	10,639
Net repayment of DigiCore bank and overdraft facilities	134	(35)
Principal payments under finance lease obligations	(657)	(268)
Taxes paid on vested restricted stock units, net of proceeds from stock option exercises	(24)	287
Net cash provided by financing activities	26,314	10,623
Effect of exchange rates on cash	(3,318)	(407)
Net increase in cash, cash equivalents and restricted cash	18,467	863
Cash, cash equivalents and restricted cash, beginning of period	12,074	31,076
Cash, cash equivalents and restricted cash, end of period	$30,541	$31,939
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$124	$1,200
Income taxes	$(352)	$48
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$727	$791
Capital expenditures financed through accounts payable	$1,934	$2,232
Right-of-use assets obtained in exchange for operating leases liabilities	$4,217	$3,554
Preferred Stock issued in extinguishment of term loan accrued interest	$2,330	$—
Debt discount and issuance costs extinguished in notes conversion	$1,728	$—
Inseego Notes conversion to equity	$59,907	$—
Novatel Wireless Notes conversion to equity	$250	$—

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Inseego Corp. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at March 31, 2020 and the results of the Company’s operations for the three months ended March 31, 2020 and 2019 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, except otherwise disclosed herein, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The year-end condensed consolidated balance sheet data as of December 31, 2019 was derived from the Company’s audited consolidated financial statements and may not include all disclosures required by accounting principles generally accepted in the United States. Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net income (loss), assets, liabilities or stockholders’ deficit. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively impacted the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.
Liquidity
As of March 31, 2020, the Company had available cash and cash equivalents totaling $30.5 million and a working capital deficit of $12.4 million
In order to make continued investments in its growth plan, on March 6, 2020, the Company issued and sold 25,000 shares of Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”), for an aggregate purchase price of $25.0 million.
Under the terms of the indenture governing the Inseego Notes (as defined below), both the Company and the holders have rights with respect to conversion or redemption based on the value of the underlying stock. In the first quarter of 2020, $59.9 million of the Inseego Notes were exchanged for common stock.
Under the terms of the indenture governing the Inseego Notes, each holder of the notes has the right to require the Company to repurchase its notes for cash on June 15, 2020 (the “Optional Repurchase Date”). In March 2020, substantially all of the remaining Inseego Note holders waived this right.
Under the terms of the Credit Agreement (as defined below), interest is paid based on the three-month LIBOR plus 7.65 percent, payable in cash. In the first quarter of 2020, the Credit Agreement was amended such that any interest payment due will be made in shares of Series E Preferred Stock. In accordance with the amended Credit Agreement, the Company issued 2,330 shares of Series E Preferred Stock in satisfaction of accrued interest due under the Term Loan as of March 31, 2020.
The Credit Agreement has a maturity date of August 23, 2020. On March 10, 2020, the Company entered into a letter agreement (the “Letter Agreement”) with South Ocean Funding, LLC (“South Ocean”), the Lender holding all of the aggregate principal amount currently outstanding under the Credit Agreement, which provides: (i) that the Company and South Ocean will work together, in good faith, to reach an agreement to amend or refinance the Credit Agreement in order to extend the maturity of the Credit Agreement until a date after March 15, 2021; and (ii) should an agreement not be reached to amend or refinance the Credit Agreement prior to August 23, 2020, upon request of the Company, the maturity date of the Credit Agreement will be extended to no earlier than March 15, 2021.

Based on the above, the Company’s management does not believe that its current cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet its working capital needs, including any required repayment of the Credit Agreement, without additional sources of cash. These circumstances, unless mitigated, raise substantial doubt about

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

the Company’s ability to continue as a going concern. The Company’s plan to mitigate the substantial doubt as to its ability to continue as a going concern is through the restructuring of its existing debt or issuance of additional debt or equity securities.
The Company’s liquidity could be impaired if there is any interruption in its business operations, a material failure to satisfy its contractual commitments or a failure to generate revenue from new or existing products. Ultimately, the Company’s ability to attain profitability and to generate positive cash flow is dependent upon achieving a level of revenues adequate to support its evolving cost structure and increasing working capital needs. If events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to raise additional capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on its ability to achieve its intended business objectives. There can be no assurance that any required or desired restructuring or financing will be available on terms favorable to the Company, or at all. In addition, in order to obtain additional borrowings, the Company must comply with certain requirements under the Credit Agreement and the Inseego Indenture (as defined below). If additional funds are raised by the issuance of equity securities or securities convertible into equity, Company stockholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of the Company’s common stock. If additional funds are raised by the issuance of debt securities, the Company may be subject to additional limitations on its operations.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ materially from these estimates. Significant estimates include revenue recognition, capitalized software costs, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, royalty costs, accruals relating to litigation, income taxes, share-based compensation expense and the Company’s ability to continue as a going concern.
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
IoT & Mobile Solutions. The IoT & Mobile Solutions portfolio is comprised of end-to-end edge to cloud solutions including 4G LTE mobile broadband gateways, routers, modems, hotspots, HD quality VoLTE based wireless home phones, cloud management software and an advanced portfolio of 5G products. The solutions are offered under the MiFi™ brand for consumer and enterprise markets, and under the Skyus brand for industrial IoT markets.
Enterprise SaaS Solutions. The Enterprise SaaS Solutions consist of various subscription offerings to gain access to the Company’s Ctrack telematics platforms, which provide fleet vehicle, aviation ground vehicle and asset tracking and performance information, and other telematics applications, and the Company’s Device Management System (“DMS”), a

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of March 31, 2020.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. There was no impact from the adoption of this pronouncement to the Company’s condensed consolidated financial statements.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

classification. The Company also elected the practical expedient provided in a subsequent amendment to the standard that removed the requirement to separate lease and non-lease components, provided certain conditions were met. Refer to Note 10, Leases, for the impact of the adoption of this guidance on the Company’s condensed consolidated financial statements.
2. Financial Statement Details
Inventories, net
Inventories, net, consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Finished goods	$9,602	$21,229
Raw materials and components	4,657	4,061
Total inventories, net	$14,259	$25,290

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Royalties	$1,646	$1,415
Payroll and related expenses	3,572	2,716
Professional fees	280	483
Accrued interest	713	1,543
Deferred revenue	2,317	2,235
Operating lease liabilities	1,121	1,101
Acquisition-related liabilities	1,000	1,000
Other	6,969	7,368
Total accrued expenses and other current liabilities	$17,618	$17,861

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$30,541	$12,074	$31,878	$31,015
Restricted cash	—	—	61	61
Total cash, cash equivalents and restricted cash	$30,541	$12,074	$31,939	$31,076

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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the three months ended March 31, 2020.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of March 31, 2020 (in thousands):

	Balance as of March 31, 2020	Level 1
Assets:
Cash equivalents
Money market funds	$126	$126
Total cash equivalents	$126	$126

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2019 (in thousands):

	Balance as of December 31, 2019	Level 1
Assets:
Cash equivalents
Money market funds	$126	$126
Total cash equivalents	$126	$126

Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its $45.0 million in Convertible Notes (as defined below) (see Note 4, Debt). The Company carries its Convertible Notes at amortized cost. The debt and equity components of the Convertible Notes were measured using Level 3 inputs and are not measured on a recurring basis. It is not practicable to determine the fair value of the Convertible Notes due to the lack of information available to calculate the fair value of such notes. The carrying value of the liability component of the Convertible Notes was $44.2 million and $101.3 million as of March 31, 2020 and December 31, 2019, respectively.
4. Debt
Term Loan
On August 23, 2017, the Company and certain of its direct and indirect subsidiaries (the “Guarantors”) entered into a credit agreement (the “Credit Agreement”) with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

certain funds managed by Highbridge Capital Management, LLC, as lenders (the “Lenders”). Pursuant to the Credit Agreement, the Lenders provided the Company with a term loan in the principal amount of $48.0 million (the “Term Loan”) with a maturity date of August 23, 2020 (the “Maturity Date”). Related parties currently hold 100% of the principal amount.
In conjunction with the closing of the Term Loan, the Company received proceeds of $46.9 million, $35.0 million of which was funded to the Company in cash on the closing date, net of an original issue discount and commitment fee, and the remaining $11.9 million of which was funded through the Company’s repurchase and cancellation of approximately $14.9 million of its outstanding Inseego Notes pursuant to the terms of a note purchase agreement, dated August 23, 2017, by and among the Company and the lenders. The Company paid issuance costs of approximately $0.5 million. Additionally, the Company issued shares of its common stock and accrued an exit fee, which, when combined with the original debt discount and commitment fee, resulted in a total debt discount of approximately $4.0 million.
The Term Loan is secured by a first priority lien on substantially all of the assets of the Company and the Guarantors, including equity interests in certain of the Company’s direct and indirect subsidiaries, in each case subject to certain customary exceptions and permitted liens. The Credit Agreement includes customary representations and warranties, a material adverse change clause, as well as customary reporting and financial covenants, including a restriction on the Company’s capital expenditures. The Company obtained a waiver of the capital expenditure restriction from the lender during the quarter ended March 31, 2020. As a result of the waiver, as of March 31, 2020, the Company was in compliance with all financial covenants under the Credit Agreement. On March 9, 2020, the Company and the lender entered into an amendment to the Credit Agreement, which among other things, amended certain financial covenants set forth therein and permits the use of the Company’s Series E Preferred Stock to make certain payments, including interest payments, due thereunder.
The Term Loan bears interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 7.625% (9.238% at March 31, 2020). Interest on the Term Loan is payable on the last business day of each calendar quarter and on the Maturity Date. Principal on the Term Loan is payable on the Maturity Date.
On March 10, 2020, the Company entered into a letter agreement (the “Letter Agreement”) with South Ocean, the lender holding all of the aggregate principal amount currently outstanding under the Credit Agreement, which provides: (i) that the Company and South Ocean will work together, in good faith, to reach an agreement to amend or refinance the Credit Agreement in order to extend the Maturity Date of the Credit Agreement until a date after March 15, 2021; and (ii) should an agreement not be reached to amend or refinance the Credit Agreement prior to August 23, 2020, upon request of the Company, the Maturity Date of the Credit Agreement will be extended to no earlier than March 15, 2021. Principal on the Term Loan is payable on the Maturity Date.
On March 31, 2020, Inseego Corp. issued 2,330 shares of Series E Preferred Stock to South Ocean, the lender holding all of the aggregate principal amount currently outstanding under the Credit Agreement in satisfaction of all accrued interest under the Credit Agreement. Accordingly, there was no interest payable on the Term Loan as of March 31, 2020.
The Term Loan consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Principal	$47,500	$47,500
Less: unamortized debt discount and debt issuance costs	(589)	(962)
Net carrying amount	$46,911	$46,538

The effective interest rate on the Term Loan was 12.99% for the three months ended March 31, 2020. The following table sets forth total interest expense recognized related to the Term Loan (in thousands):

	Three Months Ended March 31,
	2020	2019
Contractual interest expense	$1,151	$1,180
Amortization of debt discount	333	333
Amortization of debt issuance costs	40	40
Total interest expense	$1,524	$1,553

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Convertible Senior Notes
Novatel Wireless Notes
On June 10, 2015, Novatel Wireless, Inc., a wholly owned subsidiary of Inseego Corp. (“Novatel Wireless”), issued $120.0 million of 5.50% convertible senior notes due 2020 (the “Novatel Wireless Notes”), which were governed by the terms of an indenture, dated June 10, 2015, between Novatel Wireless, as issuer, Inseego and Wilmington Trust, National Association, as trustee, as amended by certain supplemental indentures (the “Novatel Indenture”). On January 9, 2017, in connection with the settlement of an exchange offer and consent solicitation with respect to the Novatel Wireless Notes (the “Note Exchange”), approximately $119.8 million aggregate principal amount of outstanding Novatel Wireless Notes that were validly tendered and accepted for exchange and subsequently canceled. In February 2020, the holders of the remaining $250,000 of the aggregate principal amount of Novatel Wireless Notes that remained outstanding following the Note Exchange, converted their Novatel Wireless Notes into 50,000 shares of Company common stock, at the conversion price of $5.00 per share, in accordance with the terms of the Novatel Indenture. Accordingly, no Novatel Wireless Notes were outstanding as of March 31, 2020.
Inseego Notes
On January 9, 2017, in connection with the Note Exchange, the Company issued approximately $119.8 million aggregate principal amount of 5.50% convertible senior notes due 2022 (the “Inseego Notes”, and together with the Novatel Wireless Notes, the “Convertible Notes”).
The Inseego Notes are governed by the terms of an indenture, dated January 9, 2017 (as amended by certain supplemental indentures,the “Inseego Indenture”), between the Company, as issuer, and Wilmington Trust, National Association, as trustee (the “Trustee”). The Inseego Notes are senior unsecured obligations of the Company and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The Inseego Notes will mature on June 15, 2022, unless earlier converted, redeemed or repurchased.
The Inseego Notes will be convertible by the holders into cash, shares of the Company’s common stock, or a combination thereof, at the election of the Company, at any time on or after December 15, 2021 and prior to the close of business on the business day immediately preceding the maturity date.
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

Because the sale price condition (as defined in the Inseego Indenture), was satisfied during December 2019, the Inseego Notes were convertible during the first quarter of 2020. The sale price condition was not satisfied as of March 31, 2020. Accordingly, the Inseego Notes are not currently convertible.

The conversion rate for the Inseego Notes is 212.7660 shares of common stock per $1,000 principal amount of the Inseego Notes, which corresponds to a conversion price of $4.70 per share of the Company’s common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Inseego Notes are subject to repurchase by the Company at the election of each holder on June 15, 2020 (the “Optional Repurchase Date”) at a repurchase price in cash equal to 100% of the principal amount of the Inseego Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the Optional Repurchase Date, subject to the right of holders of the Inseego Notes on a record date to receive interest through the corresponding interest payment date. On March 6, 2020, the holders of substantially all of the outstanding indebtedness under the notes agreed to waive their optional right to require the Company to repurchase the notes on the Optional Repurchase Date.
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
During the three months ended March 31, 2020, the Company entered into privately-negotiated exchange agreements with certain investors holding the Inseego Notes. Pursuant to the exchange agreements, the investors exchanged $59.9 million in aggregate principal amount of outstanding Inseego Notes for 13,688,876 shares of the Company’s common stock, par value $0.001 per share. The investors agreed to waive any accrued but unpaid interest on the exchanged Inseego Notes.

Included in the 13,688,876 shares of common stock issued in the exchange transactions described above were 942,706 shares valued at $7.9 million on the date of issuance at fair value, which were issued pursuant to the terms of the privately-negotiated exchange agreements and were in excess of the consideration issuable under the original conversion terms of the exchanged Inseego Notes. ASC 470 - “Debt” requires the recognition through earnings of an inducement charge equal to the fair value of the consideration delivered in excess of the consideration issuable under the original conversion terms. This resulted in a non-cash charge of $7.9 million for the three months ended March 31, 2020, which was recorded as inducement expense in the condensed consolidated statement of operations.

At March 31, 2020, substantially all of the Inseego Notes were held by related parties
The Convertible Notes consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Liability component:
Principal	$44,968	$105,125
Less: unamortized debt discount and debt issuance costs	(738)	(3,791)
Net carrying amount	$44,230	$101,334

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The effective interest rate on the liability component of the Convertible Notes was 10.76% for the three months ended March 31, 2020. The following table sets forth total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended March 31,
	2020	2019
Contractual interest expense	$618	$1,446
Amortization of debt discount	1,252	1,956
Amortization of debt issuance costs	72	114
Total interest expense	$1,942	$3,516

5. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$228	$123
Research and development	292	175
Sales and marketing	463	214
General and administrative	570	545
Total	$1,553	$1,057

Stock Options
The following table summarizes the Company’s stock option activity:

Outstanding — December 31, 2019	9,044,304
Granted	939,750
Exercised	(30,079)
Canceled	(176,687)
Outstanding — March 31, 2020	9,777,288
Exercisable — March 31, 2020	3,984,801

At March 31, 2020, total unrecognized compensation expense related to stock options was $11.7 million, which is expected to be recognized over a weighted-average period of 2.87 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

Non-vested — December 31, 2019	400,315
Granted	46,156
Vested	(151,467)
Non-vested — March 31, 2020	295,004

At March 31, 2020, total unrecognized compensation expense related to RSUs was $0.7 million, which is expected to be recognized over a weighted-average period of 1.33 years.
6. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Inseego Corp. by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting primarily of the Convertible Notes calculated using the if-

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

converted and treasury stock method and warrants, stock options and RSUs calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.
For the three months ended March 31, 2020, the computation of diluted EPS excluded 22,028,548 shares related to the Convertible Notes, warrants, stock options and RSUs as their effect would have been anti-dilutive. For the three months ended March 31, 2019, the computation of diluted EPS excluded 35,706,077 shares primarily related to the Convertible Notes, warrants, stock options and RSUs as their effect would have been anti-dilutive.
7. Private Placements
Common Stock
On August 6, 2018, the Company completed a private placement of 12,062,000 shares of common stock, par value $0.001 per share, and warrants to purchase an additional 4,221,700 shares of common stock (the “2018 Warrants”), subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, to certain accredited investors. On March 28, 2019, the 2018 Warrants were exercised at an exercise price of $2.52 per share, for aggregate cash proceeds to the Company of approximately $10.6 million. In connection with the exercise of the 2018 Warrants, on March 28, 2019, the Company issued additional warrants to purchase 2,500,000 shares of common stock (the “2019 Warrants”) to the accredited investors. Each 2019 Warrant has an initial exercise price of $7.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable at any time on or after September 28, 2019, and will expire on June 30, 2022. The 2019 Warrants may be exercisable on a cashless exercise basis if, and only if, the shares of common stock underlying such warrants cannot be immediately resold pursuant to an effective registration statement or Rule 144 of the Securities Act of 1933, as amended, without volume or manner of sale restrictions.
During the first quarter of 2020, the Company received $1.9 million in net cash proceeds from the exercise of 338,454 of the Company’s common stock purchase warrants issued in 2015.
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
On March 6, 2020, the Company issued and sold an additional 25,000 shares of Series E Preferred Stock for an aggregate purchase price of $25.0 million. The terms of the Series E Preferred Stock are consistent with the terms described above.
On March 31, 2020, Inseego Corp. issued 2,330 shares of Series E Preferred Stock to South Ocean, the lender holding all of the aggregate principal amount currently outstanding under the Credit Agreement, in satisfaction of certain deferred interest obligations pursuant to the terms and conditions of the Credit Agreement.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended March 31,
	2020	2019
United States and Canada	$42,350	$33,494
South Africa	8,238	8,369
Other	6,252	6,693
Total	$56,840	$48,556

Concentrations of Risk
For the three months ended March 31, 2020 and 2019, one customer accounted for 53.4% and 53.3% of net revenues, respectively.
As of March 31, 2020, one customer accounted for 42.0% of accounts receivable, net. As of December 31, 2019, two customers accounted for 25.0% and 11.2% of accounts receivable, net, respectively.
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
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately instruct its transfer agent to permit the transfer or sale of 973,333 shares of the Company’s common stock that the Company had issued to the former stockholders of RER in March 2017, (iii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iv) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (v) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (vi) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. The Company’s remaining liability under the Settlement Agreement at March 31, 2020 consists of approximately $1.0 million in current liabilities.
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
Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of March 31, 2020, the Company had right-of-use assets of $6.5 million and lease liabilities related to its operating leases of $6.7 million. Right-of-use assets are included in right-of-use assets, net, on the condensed consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in accrued expenses and other liabilities and other long-term liabilities on the condensed consolidated balance sheet. As of March 31, 2020, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were 5.7 years and 9.1%, respectively.
During the three months ended March 31, 2020 and 2019, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $0.3 million and $0.5 million, respectively, which is included as an operating cash outflow within the consolidated statements of cash flows. During the three months ended March 31, 2020 and 2019, the operating lease costs related to the Company’s operating leases were approximately $0.3 million and $0.5 million, respectively, which is included in operating costs and expenses in the condensed consolidated statements of operations. During the three months ended March 31, 2020, the Company entered into a lease agreement for its new corporate offices for which a right-of-use asset was recorded in exchange for a new lease liability.
The future minimum payments under operating leases were as follows at March 31, 2020 (in thousands):

2020 (remainder)	$1,073
2021	1,718
2022	1,463
2023	1,145
2024	1,015
Thereafter	2,425
Total minimum operating lease payments	8,839
Less: amounts representing interest	(2,115)
Present value of net minimum operating lease payments	6,724
Less: current portion	(1,121)
Long-term portion of operating lease obligations	$5,603

The current and long term portion of operating lease obligations are classified within accrued expenses and other current liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheets.

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
11. Income Taxes
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which, along with earlier issued IRS guidance, provides for the deferral of certain taxes. The Company will continue to assess the impact of the CARES Act, as well as any ongoing government guidance related to the coronavirus disease 2019 (“COVID-19”) that may be issued.
The Company’s income tax provision of $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively, primarily consists of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company has income tax expense rather than an expected benefit based on statutory rates primarily due to full valuation allowances at most of its entities.

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

•	direct and indirect effects of COVID-19 on our employees, customers and supply chain and the economy and financial markets;

•	the impact that new or adjusted tariffs may have on the costs of components or our products, and our ability to sell products internationally;

•	our ability to be cost competitive while meeting time-to-market requirements for our customers;

•	our ability to meet the product performance needs of our customers in wireless broadband data access in industrial IoT markets;

•	demand for fleet, vehicle and asset management software-as-a-service (“SaaS”) telematics solutions;

•	our dependence on wireless telecommunication operators delivering acceptable wireless services;

•	the outcome of any pending or future litigation, including intellectual property litigation;

•	infringement claims with respect to intellectual property contained in our solutions;

•	our continued ability to license necessary third-party technology for the development and sale of our solutions;

•	the introduction of new products that could contain errors or defects;

•	conducting business abroad, including foreign currency risks;

•	the pace of 5G wireless network rollouts globally and their adoption by customers;

•	our ability to make focused investments in research and development; and

•	our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”). If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.
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

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report, as well as the annual consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2019, contained in our Form 10-K.
Business Overview
Inseego Corp. is a leader in the design and development of fixed and mobile wireless solutions (advanced 4G and 5G NR), Industrial IoT (“IIoT”) and cloud solutions for large enterprise verticals, service providers and small and medium-sized businesses around the globe. Our customers include wireless service providers, Fortune 500 enterprises, consumers, governments and first responders. Our product portfolio consists of fixed and mobile device-to-cloud solutions that provide compelling, intelligent, reliable and secure end-to-end IoT services with deep business intelligence. Inseego’s products and solutions, designed and developed in the U.S., power mission critical applications with a “zero unscheduled downtime” mandate, such as our 5G fixed wireless access (“FWA”) gateway solutions, 4G and 5G mobile broadband, IIoT applications such as SD WAN failover management, asset tracking and fleet management services. Our solutions are powered by our key wireless innovations in mobile and FWA technologies, including a suite of products employing the 5G NR standards, and purpose-built SaaS cloud platforms.
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
Our Sources of Revenue
We provide intelligent wireless 3G, 4G and 5G hardware products for the worldwide mobile communications and in IIoT markets. Our hardware products address multiple vertical markets including private LTE/5G networks, the First Responders Network Authority/Firstnet, SD-WAN, telematics, remote monitoring and surveillance, and fixed wireless access and mobile broadband devices. Our broad range of products principally includes intelligent 4G and 5G fixed wireless routers and gateways, and mobile hotspots, and wireless gateways and routers for IIoT applications, Gb speed 4G LTE hotspots and USB modems and integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights and configure/manage their hardware remotely. Our products currently operate on most major global cellular wireless networks. Our mobile hotspots sold under the MiFi brand have been sold to millions of end users, and provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our wireless standalone and USB modems and gateways allow us to address the rapidly growing and underpenetrated IoT market segments. Our telematics and mobile asset tracking hardware devices collect and control critical vehicle data and driver behaviors, and can reliably deliver that information to the cloud, all managed by our services enablement platforms.
Our MiFi customer base is comprised of wireless operators to whom we provide intelligent fixed and mobile wireless devices. These wireless operators include Verizon Wireless, AT&T, and Sprint in the United States, Rogers in Canada, Telstra in Australia, as well as other international wireless operators, distributors and various companies in other vertical markets and geographies.
We sell our wireless routers for IIoT, integrated telematics and mobile tracking hardware devices through our direct sales force, value-added resellers and through distributors. The customer base for our IIoT products is comprised of transportation companies, industrial enterprises, manufacturers, application service providers, system integrators and distributors in various industries, including fleet and vehicle transportation, aviation ground service management, energy and industrial automation, security and safety, medical monitoring and government. Integrated telematics and asset tracking devices are also sold under our Ctrack brand and provided as part of our integrated SaaS solutions.
Inseego sells SaaS, software and services solutions across multiple mobile and IIoT vertical markets, including fleet management, vehicle telematics, stolen vehicle recovery, asset tracking, monitoring, business connectivity and subscription management. Our SaaS platforms are device-agnostic and provide a standardized, scalable way to order, connect and manage remote assets and to improve business operations. The platforms are flexible and support both on-premise server or cloud-based deployments and are the basis for the delivery of a wide range of IoT services in multiple industries.

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
We anticipate introducing additional products during the next twelve months, including SaaS telematics solutions and additional service offerings, IIoT hardware and services, and other mobile and fixed wireless devices targeting the emerging 5G market. We continue to develop and maintain strategic relationships with service providers and other wireless industry leaders such as Verizon Wireless, T-Mobile, Sprint, and Qualcomm. Through strategic relationships, we have been able to maintain market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.
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
Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net revenues. Net revenues for the three months ended March 31, 2020 were $56.8 million, compared to $48.6 million for the same period in 2019.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended March 31,		Change
Product Category	2020	2019	$	%
IoT & Mobile Solutions	$40,381	$32,781	$7,600	23.2%
Enterprise SaaS Solutions	16,459	15,775	684	4.3%
Total	$56,840	$48,556	$8,284	17.1%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions net revenues is primarily a result of increased sales in our LTE gigabit hotspots and USB modems, the introduction of our 5G hotspot related to our MiFi business, and higher IoT sales.
Enterprise SaaS Solutions. The increase in Enterprise SaaS Solutions net revenues is primarily a result of increased Device Management System and Ctrack system revenues, partially offset by the effect of strengthening U.S. Dollar foreign exchange rates on international sales.
Cost of net revenues. Cost of net revenues for the three months ended March 31, 2020 was $39.6 million, or 69.7% of net revenues, compared to $33.8 million, or 69.6% of net revenues, for the same period in 2019.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended March 31,		Change
Product Category	2020	2019	$	%
IoT & Mobile Solutions	$32,864	$27,600	$5,264	19.1%
Enterprise SaaS Solutions	6,749	6,196	553	8.9%
Total	$39,613	$33,796	$5,817	17.2%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions cost of net revenues is primarily a result of the increased sales in our LTE gigabit hotspots, USB modems, 5G hotspots, and IoT products as well as associated expenses such as freight and royalties.

Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues increased as a result of higher costs to service Device Management System and increased Ctrack system revenues, partially offset by the effect of strengthening U.S. Dollar foreign exchange rates on international costs.
Gross profit. Gross profit for the three months ended March 31, 2020 was $17.2 million, or a gross margin of 30.3%, compared to $14.8 million, or a gross margin of 30.4%, for the same period in 2019. The increase in gross profit was primarily attributable to the increase in IoT & Mobile Solutions revenues, improvements in MiFi gross margins, and the effect of strengthening U.S. Dollar foreign exchange rates.
Research and development expenses. Research and development expenses for the three months ended March 31, 2020 were $8.2 million, or 14.5% of net revenues, compared to $3.5 million, or 7.2% of net revenues, for the same period in 2019. The increase was primarily a result of increased staffing, test units, and other development spending related to 5G product programs.
Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2020 were $8.8 million, or 15.4% of net revenues, compared to $6.4 million, or 13.2% of net revenues, for the same period in 2019. The increase was primarily a result of an increase in employment costs attributable to an increase in headcount.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2020 were $7.2 million, or 12.6% of net revenues, compared to $6.5 million, or 13.3% of net revenues, for the same period in 2019. The increase was primarily a result of an increase in employment costs attributable to an increase in headcount and non-recurring legal fees.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for the three months ended March 31, 2020 and 2019 was $0.8 million and $0.9 million, respectively.
Inducement expense. The inducement expense of $7.9 million for the three months ended March 31, 2020 is related to the fair value of inducement shares issued in the privately-negotiated exchange transactions with certain holders of the Inseego Notes.
Interest expense, net. Interest expense, net, for the three months ended March 31, 2020 and 2019 was $3.4 million and $5.1 million, respectively. The decrease in interest expense was due to the reduction in debt associated with the conversion of debt into equity in the three months ended March 31, 2020.
Other income, net. Other income, net, for the three months ended March 31, 2020 and 2019 was $1.0 million and $0.3 million, respectively, which primarily consisted of foreign currency transaction gains and losses.
Income tax provision. Income tax provision for the three months ended March 31, 2020 and 2019 was $0.1 million and $0.2 million, respectively, which primarily related to certain of our profitable entities in foreign jurisdictions.
Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests for the three months ended March 31, 2020 was $32,000, compared to a net income attributable to noncontrolling interests of $14,000 for the same period in 2019.
Series E preferred stock dividends. During the three months ended March 31, 2020, we recorded dividends of $0.4 million on our Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”).
We did not have Series E Preferred Stock dividends during the same period in 2019.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations and financing sources. As of March 31, 2020, we had cash and cash equivalents of $30.5 million compared with cash and cash equivalents of $12.1 million as of December 31, 2019.
On August 6, 2018, the Company completed a private placement of 12,062,000 shares of common stock and warrants to purchase an additional 4,221,700 shares of common stock (the “2018 Warrants”).
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
Term Loan
On August 23, 2017, we, and certain of our direct and indirect subsidiaries (the “Guarantors”), entered into a credit agreement (the “Credit Agreement”) with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and certain funds managed by Highbridge Capital Management, LLC, as lenders (the “Lenders”). Pursuant to the Credit Agreement, the Lenders provided us with a term loan in the principal amount of $48.0 million (the “Term Loan”) with a maturity date of August 23, 2020 (the “Maturity Date”). Related parties currently hold 100% of the principal amount.
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
The Term Loan is secured by a first priority lien on substantially all of the assets of the Company and the Guarantors, including equity interests in certain of our direct and indirect subsidiaries, in each case subject to certain customary exceptions and permitted liens. The Credit Agreement includes customary representations and warranties, a material adverse change clause, as well as customary reporting and financial covenants, including a restriction on the Company’s capital expenditures. The Company obtained a waiver of the capital expenditure restriction from the lender during the quarter ended March 31, 2020. As a result of the waiver, as of March 31, 2020, the Company was in compliance with all financial covenants under the Credit Agreement. On March 9, 2020, we entered into an amendment to the Credit Agreement, which among other things, amended certain financial covenants set forth therein and permits the use of our Series E Preferred Stock to make certain payments, including interest payments, due thereunder.
On March 31, 2020, Inseego Corp. issued 2,330 shares of Series E Preferred Stock to South Ocean, the lender holding all of the aggregate principal amount currently outstanding under the Credit Agreement in satisfaction of all accrued interest under the Credit Agreement. Accordingly, there was no interest payable on the Term Loan as of March 31, 2020.
On March 10, 2020, the Company entered into a letter agreement (the “Letter Agreement”) with South Ocean, which provides: (i) that the Company and South Ocean will work together, in good faith, to reach an agreement to amend or refinance the Credit Agreement in order to extend the Maturity Date of the Credit Agreement until a date after March 15, 2021; and (ii) should an agreement not be reached to amend or refinance the Credit Agreement prior to August 23, 2020, upon request of the Company, the Maturity Date of the Credit Agreement will be extended to no earlier than March 15, 2021. Principal on the Term Loan is payable on the Maturity Date.
The Term Loan bears interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 7.625% (9.238% at March 31, 2020). Interest on the Term Loan is payable on the last business day of each calendar month and on the Maturity Date. Principal on the Term Loan is payable on the Maturity Date.
Related parties currently hold 100% of the principal amount.
Convertible Senior Notes
On June 10, 2015, Novatel Wireless, Inc., a wholly owned subsidiary of Inseego Corp. (“Novatel Wireless”), issued $120.0 million of 5.50% convertible senior notes due 2020 (the “Novatel Wireless Notes”), which were governed by the terms of an indenture, dated June 10, 2015, between Novatel Wireless, as issuer, Inseego and Wilmington Trust, National Association, as trustee, as amended by certain supplemental indentures (the “Novatel Indenture”). On January 9, 2017, in connection with the settlement of an exchange offer and consent solicitation with respect to the Novatel Wireless Notes (the “Note Exchange”), approximately $119.8 million aggregate principal amount of outstanding Novatel Wireless Notes that were validly tendered and accepted for exchange and subsequently canceled. In February 2020, the holders of the remaining $250,000 of the aggregate principal amount of Novatel Wireless Notes that remained outstanding following the Note Exchange, converted their Novatel Wireless Notes into 50,000 shares of our common stock, at the conversion price of $5.00 per share, in accordance with the terms of the Novatel Indenture. Accordingly, no Novatel Wireless Notes were outstanding as of March 31, 2020.

On January 9, 2017, in connection with the Note Exchange, we issued approximately $119.8 million aggregate principal amount of 5.50% convertible senior notes due 2022 (the “Inseego Notes”).
The Inseego Notes are governed by the terms of an indenture, dated January 9, 2017 (as amended by certain supplemental indentures, the “Inseego Indenture”), between the Company, as issuer, and Wilmington Trust, National Association, as trustee (the “Trustee). The Inseego Notes are senior unsecured obligations of the Company and bear interest at a rate of 5.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The Inseego Notes will mature on June 15, 2022, unless earlier converted, redeemed or repurchased.
The Inseego Notes will be convertible by the holders into cash, shares of the Company’s common stock, or a combination thereof, at the election of the Company, at any time on or after December 15, 2021 and prior to the close of business on the business day immediately preceding the maturity date.
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

Because the sale price condition (as defined in the Inseego Indenture) was satisfied during December 2019, the Inseego Notes were convertible during the first quarter of 2020. The sale price condition was not satisfied as of March 31, 2020. Accordingly, the Inseego Notes are not currently convertible.

The conversion rate for the Inseego Notes is 212.7660 shares of common stock per $1,000 principal amount of the Inseego Notes, which corresponds to a conversion price of $4.70 per share of our common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends.
We may redeem all or a portion of the Inseego Notes at its option if the last reported sale price per share of the Company’s common stock equals or exceeds 140% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately prior to the date on which the Company provides written notice of redemption, at a redemption price equal to 100% of the principal amount of the Inseego Notes to be redeemed, plus any accrued and unpaid interest on such Inseego Notes, subject to the right of holders as of the close of business on an interest record date to receive the related interest. In addition, if the Company calls the Inseego Notes for redemption, a “make-whole fundamental change” (as defined in the Inseego Indenture) will be deemed to occur. As a result, the Company will, in certain circumstances, increase the conversion rate for holders who convert their Inseego Notes in connection with such redemption.
The Inseego Notes are subject to repurchase by the Company at the election of each holder on June 15, 2020 (the “Optional Repurchase Date”) at a repurchase price in cash equal to 100% of the principal amount of the Inseego Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the Optional Repurchase Date, subject to the right of holders of the Inseego Notes on a record date to receive interest through the corresponding interest payment date. On March 6, 2020, the holders of substantially all of the outstanding indebtedness under the notes agreed to waive their optional right to require the Company to repurchase the notes on the Optional Repurchase Date.
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
During the three months ended March 31, 2020, the Company entered into privately-negotiated exchange agreements with certain investors holding the Inseego Notes. Pursuant to the exchange agreements, the investors exchanged $59.9 million in aggregate principal amount of outstanding Inseego Notes for 13,688,876 shares (“Exchange Shares”) of the Company’s common stock, par value $0.001 per share. The investors agreed to waive any accrued but unpaid interest on the exchanged Inseego Notes.

Included in the 13,688,876 shares of common stock issued in the exchange transactions described above were 942,706 shares valued at $7.9 million on the date of issuance at fair value, which were issued pursuant to the terms of the privately-negotiated exchange agreements and were in excess of the consideration issuable under the original conversion terms of the exchanged Inseego Notes. ASC 470 - “Debt” requires the recognition through earnings of an inducement charge equal to the fair value of the consideration delivered in excess of the consideration issuable under the original conversion terms. This resulted in a non-cash charge of $7.9 million for the three months ended March 31, 2020, which was recorded as inducement expense in the condensed consolidated statement of operations.
Settlement Agreement
Pursuant to the amended merger agreement with respect to our acquisition of R.E.R. Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (which has been renamed Inseego North America, LLC, the Company agreed to pay a total of $15.0 million in deferred purchase price in five cash installments over a four-year period, beginning in March 2016. The Company also agreed to provide earn-out consideration to the former stockholders of RER in the form of $6.1 million in cash over a four-year period, beginning in March 2016, and issuance of up to 2,920,000 shares of the Company’s common stock in three equal annual installments, beginning in March 2016, contingent upon retention of certain key personnel of RER.
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately instruct its transfer agent to permit the transfer or sale of 973,333 shares of the Company’s common stock that the Company had issued to the former stockholders of RER in March 2017, (iii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iv) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (v) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (vi) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. The Company’s remaining liability under the Settlement Agreement at March 31, 2020 consists of approximately $1.0 million in current liabilities.
Rights Agreement
On January 22, 2018, the Company entered into the Rights Agreement and issued a preferred share purchase right (a “Right”) to each of the stockholders of record of each share of the Company’s common stock outstanding on February 2, 2018. Each Right entitles the registered holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series D Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company, at a price of $10.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.
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
In connection with an issuance of warrants, on March 28, 2019, we entered into Amendment No. 3 to the Rights Agreement, dated January 22, 2018, as amended from time to time, between us and Computershare Trust Company, N.A., as rights agent, for the purpose of modifying the definition of “Acquiring Person” under the Rights Agreement to permit each of North Sound Trading, L.P. and Golden Harbor Ltd. (together the “Investors”) to remain a Grandfathered Stockholder (as defined in the Rights Agreement) and not be deemed an “Acquiring Person” under the Rights Agreement.

The Investors will remain Grandfathered Stockholders as long as they do not acquire, after the date of the Third Amendment to Rights Agreement, beneficial ownership of our securities (other than as a result of any adjustment provision or the accrual of interest under any outstanding convertible notes) equal to more than 0.50% of the then-outstanding common stock.
Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$328	$(5,033)
Net cash used in investing activities	(4,857)	(4,320)
Net cash provided by financing activities	26,314	10,623
Effect of exchange rates on cash	(3,318)	(407)
Net increase in cash, cash equivalents and restricted cash	18,467	863
Cash, cash equivalents and restricted cash, beginning of period	12,074	31,076
Cash, cash equivalents and restricted cash, end of period	$30,541	$31,939
Operating activities. Net cash provided by operating activities was $0.3 million for the three months ended March 31, 2020, compared to net cash used in operating activities of $5.0 million for the same period in 2019. Net cash provided by operating activities for the three months ended March 31, 2020 was primarily attributable to the net loss in the period and net cash used for working capital, partially offset by non-cash charges for the fair value of inducement shares issued in the privately-negotiated exchange transactions with certain holders of the Inseego Notes, depreciation and amortization, including the amortization of debt discount and debt issuance costs, and share-based compensation expense. Net cash used in operating activities for the three months ended March 31, 2019 was primarily attributable to the net loss in the period and net cash used in working capital, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, provision for excess and obsolete inventory and share-based compensation expense.
Investing activities. Net cash used in investing activities during the three months ended March 31, 2020 was $4.9 million, compared to net cash used in investing activities of $4.3 million for the same period in 2019. Cash used in investing activities during the three months ended March 31, 2020 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our products, in large part due to the increase in development in support of 5G products and services. Cash used in investing activities during the same period in 2019 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our products.
Financing activities. Net cash provided by financing activities during the three months ended March 31, 2020 was $26.3 million, compared to net cash provided by financing activities of $10.6 million for the same period in 2019. Net cash provided by financing activities during the three months ended March 31, 2020 was primarily related to proceeds received from the issuance and sale of Series E Preferred Stock and the exercise of warrants to purchase common stock, partially offset by net repayments of bank and overdraft facilities of DigiCore Holdings Limited, principal payments under finance lease obligations and taxes paid on vested restricted stock units. Net cash provided by financing activities for the same period in 2019 was primarily related to proceeds received from the exercise of warrants to purchase common stock and proceeds received from stock option exercises, partially offset by principal payments under finance lease obligations and taxes paid on vested restricted stock units.
Other Liquidity Needs
Under the terms of the indenture governing the Inseego Notes, each holder of the notes has the right to require the Company to repurchase its notes for cash on June 15, 2020 (“the Optional Repurchase Date”). On March 6, 2020, the holders of substantially all of the outstanding indebtedness under the Inseego Notes agreed to waive their optional right to require the Company to repurchase the Inseego Notes on the Optional Repurchase Date.

The Credit Agreement has a maturity date of August 23, 2020. On March 10, 2020, the Company entered into a letter agreement (the “Letter Agreement”) with South Ocean, the lender holding all of the aggregate principal amount currently outstanding under the Credit Agreement, which provides: (i) that the Company and South Ocean will work together, in good faith, to reach an agreement to amend or refinance the Credit Agreement in order to extend the maturity of the Credit Agreement until a date after March 15, 2021; and (ii) should an agreement not be reached to amend or refinance the Credit Agreement prior to August 23, 2020, upon request of the Company, the maturity date of the Credit Agreement will be extended to no earlier than March 15, 2021.

Based on the above, the Company’s management does not believe that its current cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet its working capital needs, including any required repayment of the Credit Agreement, without additional sources of cash. These circumstances, unless mitigated, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan to mitigate the substantial doubt as to its ability to continue as a going concern is through the restructuring of its existing debt or issuance of additional debt or equity securities.
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
The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively impacted the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.

On March 27, 2020, the President of the United States signed and enacted into law the CARES Act, a $2 trillion economic relief bill. We are evaluating the impact of the CARES Act including related stimulus and economic relief actions on our business.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rule 13a-15(b) promulgated under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results and cash flows are uncertain.
The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively impacted the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.

As a result, temporary precautionary measures intended to help minimize the risk of the pandemic to our employees and to comply with government mandated closures and “shelter-in-place” orders have been put in place, including temporarily requiring most employees to work remotely, suspending all non-essential travel worldwide for our employees, and suspending employee attendance at industry events and in-person work-related meetings. These efforts could negatively affect our business. While most of our global operations have continued to operate, facility closures or work slowdowns or temporary stoppages could occur. In addition, different countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers. For example, our business in South Africa has not been able to perform new domestic installations or installations in other jurisdictions in observance of such countries’ COVID-19 policies, which we believe may adversely impact revenues from Ctrack. Any impact is dependent on the length of the closure.

We rely on contract manufacturers and other companies to provide materials, components and products that we sell to our customers. The spread of COVID-19 could negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our products and could impact our ability to meet customer demand. If we are not able to implement alternatives or other mitigations with respect to suppliers that may have potential delivery impacts due to COVID-19, our sales and financial results could be adversely impacted.

The COVID-19 outbreak is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect longer-term demand for our products and likely impact our operating results. The impact of COVID-19 could worsen if there is an extended duration of any COVID-19 outbreak or a resurgence of COVID-19 infection in affected regions after they have begun to experience improvement. Prolonged impacts of COVID-19 could result in delays in payment by customers, the speed of regulatory approvals such as FCC and other licenses that are needed for releases of new products, and delays in new 5G network rollouts. Current limitations on travel to customer locations could impact international orders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None, except as previously disclosed in the Company’s Current Reports on Form 8-K, and except for the issuances of common stock described below.

Pursuant to privately-negotiated exchange agreements (each, an “Exchange Agreement”) with various investors holding Inseego Notes, certain investor exchanged the aggregate principal amount of outstanding Inseego Notes set forth in the table below (the “Exchanged Notes”) for shares of the Company’s common stock, par value $0.001 per share (“Exchange Shares”), in the amounts set forth in the table below:

Date of Exchange Agreement	Number of Exchange Shares	Principal Amount of Exchanged Notes
February 5, 2020	233,730	$1,000,000
February 11, 2020	57,250	$250,000
March 5, 2020	626,531	$2,769,000

Each investor agreed to waive any accrued but unpaid interest on the Exchanged Notes. The Exchange Shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, as securities exchanged by the Company with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange.
The table below details issuances of common stock upon the exercise of outstanding warrants:

Date	Shares of Common Stock Issued upon Exercise of Outstanding Warrants	Consideration Received
January 6, 2020	35,300	$194,150
January 7, 2020	40,300	$221,650
January 8, 2020	12,600	$69,300
January 9, 2020	48,900	$268,950
January 14, 2020	7,800	$42,900
January 15, 2020	28,400	$156,200
January 16, 2020	13,700	$75,350
January 17, 2020	20,800	$114,400
January 21, 2020	17,900	$98,450
January 23, 2020	14,700	$80,850
January 29, 2020	3,200	$17,600
February 3, 2020	2,500	$13,750
February 19, 2020	92,354	$507,947

The issuances of common stock described in the table above were exempt from the registration requirements of the
Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 9, 2016).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 9, 2016).
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

10.1
First Supplemental Indenture, dated March 3, 2020, among Inseego Corp. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 9, 2020).

10.2
Form of Waiver Agreement between Inseego Corp. and holders of Inseego Corp. 5.50% Convertible Senior Notes due 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 9, 2020).

10.3
Securities Purchase Agreement, dated March 6, 2020, by and among Inseego Corp. and the Investor identified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2020).

10.4
Second Amendment to Credit Agreement dated March 9, 2020, by and among Inseego Corp. and certain of its direct and indirect subsidiaries, Cantor Fitzgerald Securities, as Agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2020).

10.5
Letter Agreement dated March 10, 2020, by and between Inseego Corp. and South Ocean Funding, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 11, 2020).

10.6
Form of Exchange Agreement, by and among Inseego Corp. and certain investors holding the Company’s 5.50% Convertible Senior Notes due 2022 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, filed on March 16, 2020).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date: May 7, 2020	Inseego Corp.

	By:	/s/ DAN MONDOR
Dan Mondor
Chief Executive Officer

By:	/s/ STEPHEN SMITH
Stephen Smith
Chief Financial Officer