Form 10-Q
period 2020-06-30
INSEEGO CORP.
filed 2020-08-10
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 4, 2020 was 97,159,678.

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,100	$12,074
Accounts receivable, net of allowance for doubtful accounts of $1,669 and $2,133, respectively	40,556	19,656
Inventories, net	20,173	25,290
Prepaid expenses and other	11,876	7,117
Total current assets	114,705	64,137
Property, plant and equipment, net of accumulated depreciation of $16,909 and $16,017, respectively	12,198	10,756
Rental assets, net of accumulated depreciation of $12,781 and $12,791, respectively	4,704	5,385
Intangible assets, net of accumulated amortization of $44,886 and $33,223, respectively	45,642	44,392
Goodwill	28,030	33,659
Right-of-use assets, net	6,248	2,657
Other assets	385	387
Total assets	$211,912	$161,373
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$49,239	$26,482
Accrued expenses and other current liabilities	18,569	17,861
Convertible 5.5% senior notes, net	2	—
DigiCore bank facilities	126	187
Total current liabilities	67,936	44,530
Long-term liabilities:
Convertible 3.25% senior notes, net	176,171	—
Convertible 5.5% senior notes, net	—	101,334
Term loan, net	—	46,538
Deferred tax liabilities, net	3,101	3,949
Other long-term liabilities	6,632	2,380
Total liabilities	253,840	198,731
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 and 10,000 shares designated, respectively, 35,000 and 10,000 shares issued and outstanding, respectively, liquidation preference of $1,000 per share (plus any accrued but unpaid dividends)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 97,018,396 and 81,974,051 shares issued and outstanding, respectively	97	82
Additional paid-in capital	686,410	584,862
Accumulated other comprehensive loss	(15,783)	(3,879)
Accumulated deficit	(712,558)	(618,303)
Total stockholders’ deficit attributable to Inseego Corp.	(41,834)	(37,238)
Noncontrolling interests	(94)	(120)
Total stockholders’ deficit	(41,928)	(37,358)
Total liabilities and stockholders’ deficit	$211,912	$161,373
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues:
IoT & Mobile Solutions	$66,243	$39,983	$106,624	$72,764
Enterprise SaaS Solutions	14,446	15,908	30,905	31,683
Total net revenues	80,689	55,891	137,529	104,447
Cost of net revenues:
IoT & Mobile Solutions	53,223	33,986	86,087	61,586
Enterprise SaaS Solutions	5,466	6,350	12,215	12,546
Total cost of net revenues	58,689	40,336	98,302	74,132
Gross profit	22,000	15,555	39,227	30,315
Operating costs and expenses:
Research and development	10,540	5,188	18,764	8,673
Sales and marketing	8,648	7,229	17,403	13,620
General and administrative	7,396	7,464	14,558	13,938
Amortization of purchased intangible assets	753	857	1,579	1,728
Total operating costs and expenses	27,337	20,738	52,304	37,959
Operating loss	(5,337)	(5,183)	(13,077)	(7,644)
Other income (expense):
Loss on debt conversion and extinguishment, net	(67,241)	—	(75,174)	—
Interest expense, net	(3,160)	(5,142)	(6,540)	(10,217)
Other income (expense), net	787	(72)	1,765	241
Loss before income taxes	(74,951)	(10,397)	(93,026)	(17,620)
Income tax provision (benefit)	(115)	322	(24)	570
Net loss	(74,836)	(10,719)	(93,002)	(18,190)
Less: Net loss (income) attributable to noncontrolling interests	6	(60)	(26)	(74)
Net loss attributable to Inseego Corp.	(74,830)	(10,779)	(93,028)	(18,264)
Series E preferred stock dividends	(835)	—	(1,227)	—
Net loss attributable to common shareholders	$(75,665)	$(10,779)	$(94,255)	$(18,264)
Per share data:
Net loss per common share:
Basic and diluted	$(0.78)	$(0.14)	$(1.01)	$(0.24)
Weighted-average shares used in computation of net loss per common share:
Basic and diluted	96,487,344	78,844,666	93,680,846	76,618,142

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(74,836)	$(10,719)	$(93,002)	$(18,190)
Foreign currency translation adjustment	1,576	1,790	(11,904)	1,207
Total comprehensive loss	$(73,260)	$(8,929)	$(104,906)	$(16,983)
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, March 31, 2019	—	$—	78,699	$79	$558,208	$(5,460)	$(585,302)	$(121)	$(32,596)
Net income (loss)	—	—	—	—	—	—	(10,779)	60	(10,719)
Foreign currency translation adjustment	—	—	—	—	—	1,790	—	—	1,790
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	240	—	517	—	—	—	517
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(206)	—	—	—	(206)
Issuance of common shares	—	—	46	—	241	—	—	—	241
Share-based compensation	—	—	—	—	3,645	—	—	—	3,645
Balance, June 30, 2019	—	$—	78,985	$79	$562,405	$(3,670)	$(596,081)	$(61)	$(37,328)

Balance, March 31, 2020	37	$—	96,180	$96	$682,047	$(17,359)	$(636,893)	$(88)	$27,803
Net loss	—	—	—	—	—	—	(74,830)	(6)	(74,836)
Foreign currency translation adjustment	—	—	—	—	—	1,576	—	—	1,576
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	838	1	1,662	—	—	—	1,663
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(208)	—	—	—	(208)
Repurchase of Series E preferred stock	(2)	—	—	—	(2,354)	—	—	—	(2,354)
Share-based compensation	—	—	—	—	4,428	—	—	—	4,428
Series E preferred stock dividends	—	—	—	—	835	—	(835)	—	—
Balance, June 30, 2020	35	$—	97,018	$97	$686,410	$(15,783)	$(712,558)	$(94)	$(41,928)

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	73,980	$74	$546,230	$(4,877)	$(577,817)	$(135)	$(36,525)
Net income (loss)	—	—	—	—	—	—	(18,264)	74	(18,190)
Foreign currency translation adjustment	—	—	—	—	—	1,207	—	—	1,207
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	737	1	915	—	—	—	916
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(318)	—	—	—	(318)
Exercise of warrants	—		4,222	4	10,635	—	—	—	10,639
Issuance of common shares	—	—	46	—	241	—	—	—	241
Share-based compensation	—	—	—	—	4,702	—	—	—	4,702
Balance, June 30, 2019	—	$—	78,985	$79	$562,405	$(3,670)	$(596,081)	$(61)	$(37,328)

Balance, December 31, 2019	10	$—	81,974	$82	$584,862	$(3,879)	$(618,303)	$(120)	$(37,358)
Net income (loss)	—	—	—	—	—	—	(93,028)	26	(93,002)
Foreign currency translation adjustment	—	—	—	—	—	(11,904)	—	—	(11,904)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	967	1	1,711	—	—	—	1,712
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(281)	—	—	—	(281)
Issuance of Series E preferred stock	25	—	—	—	25,000	—	—	—	25,000
Issuance of Series E preferred stock in lieu of interest	2	—	—	—	2,330	—	—	—	2,330
Repurchase of Series E preferred stock	(2)	—	—	—	(2,354)	—	—	—	(2,354)
Issuance of common shares in connection with private exchanges of Inseego convertible 5.5% senior notes	—	—	13,739	14	66,073	—	—	—	66,087
Exercise of warrants	—	—	338	—	1,861	—	—	—	1,861
Share-based compensation	—	—	—	—	5,981	—	—	—	5,981
Series E preferred stock dividends	—	—	—	—	1,227	—	(1,227)	—	—
Balance, June 30, 2020	35	$—	97,018	$97	$686,410	$(15,783)	$(712,558)	$(94)	$(41,928)

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(93,002)	$(18,190)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,692	7,208
Provision for bad debts, net of recoveries	74	385
Provision for excess and obsolete inventory, net of recoveries	180	336
Share-based compensation expense	5,981	4,702
Amortization of debt discount and debt issuance costs	3,245	4,886
Fair value adjustment on derivative instrument	(826)	—
Loss on debt conversion and extinguishment, net	75,174	—
Deferred income taxes	10	(17)
Other	158	680
Changes in assets and liabilities:
Accounts receivable	(21,498)	688
Inventories	2,725	(4,608)
Prepaid expenses and other assets	(5,298)	(1,208)
Accounts payable	22,334	(3,861)
Accrued expenses, income taxes, and other	5,713	(1,056)
Net cash provided by (used in) operating activities	4,662	(10,055)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,831)	(2,973)
Proceeds from the sale of property, plant and equipment	235	454
Additions to capitalized software development costs and purchases of intangible assets	(10,637)	(8,801)
Net cash used in investing activities	(13,233)	(11,320)
Cash flows from financing activities:
Gross proceeds from the issuance of convertible 3.25% senior notes	100,000	—
Payment of issuance costs related to convertible 3.25% senior notes	(2,544)	—
Cash paid to investors in private exchange transactions	(32,062)	—
Payoff of term loan and related extinguishment costs	(48,830)	—
Gross proceeds received from issuance of Series E preferred stock	25,000	—
Repurchase of Series E preferred stock	(2,354)	—
Proceeds from the exercise of warrants to purchase common stock	1,861	10,639
Net repayment of DigiCore bank and overdraft facilities	104	(394)
Principal payments under finance lease obligations	(1,462)	(532)
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	1,431	598
Net cash provided by financing activities	41,144	10,311
Effect of exchange rates on cash	(2,547)	317
Net increase (decrease) in cash, cash equivalents and restricted cash	30,026	(10,747)
Cash, cash equivalents and restricted cash, beginning of period	12,074	31,076
Cash, cash equivalents and restricted cash, end of period	$42,100	$20,329
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$532	$5,327
Income taxes	$9	$642
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$1,511	$1,636
Capital expenditures financed through accounts payable	$3,393	$2,026
Right-of-use assets obtained in exchange for operating leases liabilities	$4,229	$3,554
Preferred stock issued in extinguishment of term loan accrued interest	$2,330	$—
Debt discount and issuance costs extinguished in notes conversion	$1,728	$—
Inseego convertible 5.5% senior notes conversion to equity	$59,907	$—
Novatel Wireless Notes conversion to equity	$250	$—
2025 Notes issued to extinguish the 2022 Notes	$80,375	$—

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Inseego Corp. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at June 30, 2020 and the results of the Company’s operations for the three and six months ended June 30, 2020 and 2019 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, except otherwise disclosed herein, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The year-end condensed consolidated balance sheet data as of December 31, 2019 was derived from the Company’s audited consolidated financial statements and may not include all disclosures required by accounting principles generally accepted in the United States. Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net income (loss), assets, liabilities or stockholders’ deficit. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
Risks and Uncertainties
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
Liquidity
As of June 30, 2020, the Company had available cash and cash equivalents totaling $42.1 million and working capital of $46.8 million.
In order to make continued growth investments, on March 6, 2020, the Company issued and sold 25,000 shares of Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”), for an aggregate purchase price of $25.0 million.
In the first quarter of 2020, $59.9 million of the 2022 Notes (as defined below) were exchanged for common stock in private exchange transactions.
Under the terms of the Credit Agreement (as defined below), interest was paid based on the three-month LIBOR plus 7.65 percent, payable in cash. In the first quarter of 2020, the Credit Agreement was amended such that any interest payment due would be made in shares of Series E Preferred Stock. In accordance with the amended Credit Agreement, the Company issued 2,330 shares of Series E Preferred Stock in satisfaction of accrued interest due as of March 31, 2020. The Credit Agreement had a maturity date of August 23, 2020, prior to the date of its termination (as described below).
On May 12, 2020, the Company restructured its outstanding debt through the following transactions, each of which is described in more detail below (also see Note 4, Debt):

•The Company completed a $100.0 million registered public offering (the “Offering”) of convertible 3.25% senior notes due 2025 (the “2025 Notes”).
•The Company entered into separate privately-negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the Company’s outstanding convertible 5.5% senior notes due 2022 (the “2022 Notes” formerly referred to as the “Inseego Notes”), including Golden Harbor Ltd. and North Sound Trading, L.P. (the “Participating Stockholders”). Pursuant to the Exchange Agreements, each of the Participating Stockholders agreed to exchange the 2022 Notes that they held (representing an aggregate of $45.0 million principal amount of 2022 Notes) for an aggregate of $32.0 million in cash and $80.4 million principal amount of 2025 Notes in private placement transactions (the “Private Exchange Transactions”) that closed concurrently with the registered Offering.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

•The Company used a portion of the proceeds from the Offering to repay $47.5 million in outstanding principal under the Credit Agreement, approximately $0.5 million in interest accrued thereon, a prepayment fee of $0.8 million and an exit fee of $0.6 million, extinguishing the Credit Agreement.
•The Company used a portion of the proceeds from the Offering to repurchase 2,330 shares of Series E Preferred Stock, which had been issued to satisfy accrued interest under the Credit Agreement, for $2.4 million.

As of June 30, 2020 the Company’s outstanding debt primarily consisted of $180.4 million in principal amount of 2025 Notes and $2,000 in principal amount of 2022 Notes. On July 22, 2020, pursuant to a redemption notice issued on May 15, 2020, the Company redeemed the remaining $2,000 principal amount of the 2022 Notes.

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
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ materially from these estimates. Significant estimates include revenue recognition, capitalized software costs, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, valuation of debt obligations, valuation of derivatives, royalty costs, accruals relating to litigation, income taxes, share-based compensation expense and the Company’s ability to continue as a going concern.

Derivative Financial Instruments

The Company evaluates stock options, stock warrants, debt instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as an asset or liability. In the event that the fair value is recorded as an asset or liability, the change in fair value is recorded in the consolidated statements of operations as other income or other expense. Upon conversion, exercise or expiration of a derivative financial instrument, the instrument is marked to fair value.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Convertible Debt Instruments

The Company accounts for its convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects the Company's nonconvertible debt borrowing rate. The Company determines the carrying amount of the liability component by measuring the fair value of similar debt instruments that do not have the conversion feature. If a similar debt instrument does not exist, the Company estimates the fair value by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions require significant judgment and could have a significant impact on the determination of the debt component and the associated non-cash interest expense.

For convertible debt that may be settled in cash upon conversion, the Company assigns a value to the debt component equal to the estimated fair value of similar debt instruments without the conversion feature, which could result in the Company recording the debt instrument at a discount. If the debt instrument is recorded at a discount, the Company amortizes the debt discount over the life of the debt instrument as additional non-cash interest expense utilizing the effective interest method.

The Company evaluates embedded features within convertible debt that will be settled in shares upon conversion under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”), to determine whether the embedded feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings.

If an embedded derivative is bifurcated from share-settled convertible debt, the Company records the debt component at cost less a debt discount equal to the bifurcated derivative’s fair value. The Company amortizes the debt discount over the life of the debt instrument as additional non-cash interest expense utilizing the effective interest method. The convertible debt and the derivative liability are presented in total on the unaudited condensed consolidated balance sheet. The derivative liability will be remeasured at each reporting period with changes in fair value recorded in the consolidated statements of operations in other income (expense), net.

Sources of Revenue

The Company generates revenue from a broad range of product sales including intelligent wireless hardware products for the worldwide mobile communications, industrial Internet of Things (“IoT”) markets, and various Software as a Service (SaaS) products. The Company’s products principally include intelligent mobile hotspots, wireless routers for IoT applications, USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud software services designed to enable customers to easily analyze data insights and configure and manage their hardware.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company determines revenue recognition through the following five steps:
1)identification of the contract, or contracts, with a customer;
2)identification of the performance obligations in the contract;
3)determination of the transaction price;
4)allocation of the transaction price to the performance obligations in the contract; and
5)recognition of revenue when, or as, performance obligations are satisfied.
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
SaaS and Other Services. SaaS subscription revenue is recognized over time on a ratable basis over the contract term beginning on the date that its service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of contracts being one to three years. Telematics includes a device which collects and transmits the information from the vehicle or other asset. The Company’s customers have an option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the hardware device, the Company recognizes the revenue at a point in time as discussed above in the hardware revenue recognition disclosure. Under the standard, because the Company’s rental asset lease contracts qualify as operating leases under ASC 842 and the contracts also include services to operate the underlying asset, and to maintain the asset, the Company has elected the practical expedient to combine the lease and the non-lease components because the service is the predominant element in the eyes of the customer and the pattern of service delivery is the same for both elements. The Company recognizes revenue over time on a ratable basis over the term of the contract.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of June 30, 2020.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendment also clarifies existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company early adopted the pronouncement effective for the fourth quarter 2019, the impact of which was not material to the 2019 consolidated financial statements.
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

2. Financial Statement Details
Inventories, net
Inventories, net, consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Finished goods	$12,756	$21,229
Raw materials and components	7,417	4,061
Total inventories, net	$20,173	$25,290

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Royalties	$2,437	$1,415
Payroll and related expenses	4,720	2,716
Professional fees	381	483
Accrued interest	800	1,543
Deferred revenue	2,536	2,235
Operating lease liabilities	1,121	1,101
Acquisition-related liabilities	1,000	1,000
Other	5,574	7,368
Total accrued expenses and other current liabilities	$18,569	$17,861
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$42,100	$12,074	$20,268	$31,015
Restricted cash	—	—	61	61
Total cash, cash equivalents and restricted cash	$42,100	$12,074	$20,329	$31,076

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
Level 3: Pricing inputs include significant inputs that are generally less observable from objective sources, including the Company’s own assumptions. The fair market value for level 3 securities may be highly sensitive to the use of unobservable inputs and subjective assumptions. Generally, changes in significant unobservable inputs may result in significantly lower or higher fair value measurements.
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the six months ended June 30, 2020.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of June 30, 2020 (in thousands):

	Balance as of June 30, 2020	Level 1
Assets:
Cash equivalents
Money market funds	$126	$126
Total cash equivalents	$126	$126

	Balance as of June 30, 2020	Level 3
Liabilities:
2025 Notes
Interest make-whole payment	$3,756	$3,756
Total embedded derivatives	$3,756	$3,756

The fair value of the interest make-whole payment derivative liability was determined using a binomial lattice model with the following key assumptions:

	May 12, 2020	June 30, 2020
Volatility	60%	60%
Stock price as of June 30, 2020	$10.62 per share	$11.60 per share
Credit spread	14.97%	12.47%
Term	4.97 years	4.84 years
Dividend yield	—%	—%
Risk-free rate	0.34%	0.28%

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the six months ended June 30, 2020 (in thousands):

	Balance as of December 31, 2019	Additions	Change in fair value	Balance as of June 30, 2020
Liabilities:
Interest make-whole payment	$—	$4,582	$(826)	$3,756

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2019 (in thousands):

	Balance as of December 31, 2019	Level 1
Assets:
Cash equivalents
Money market funds	$126	$126
Total cash equivalents	$126	$126
As of December 31, 2019 the Company had no Level 3 financial instruments.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of the 2022 Notes and 2025 Notes.

The Company carries its 2022 Notes at amortized cost. The debt and equity components of the 2022 Notes were measured using Level 3 inputs and are not measured on a recurring basis. It is not practicable to determine the fair value of the 2022 Notes due to the lack of information available to calculate the fair value of such notes. The carrying value of the liability component of the 2022 Notes was $2,000 and $101.3 million as of June 30, 2020 and December 31, 2019, respectively.

On May 12, 2020, the Company completed a $180.4 million aggregate offering and private placement of 2025 Notes, and restructured its outstanding debt as described further in Note 4, Debt. The Company carries its 2025 Notes at amortized cost adjusted for changes in fair value of the embedded derivative. It is not practicable to determine the fair value of the 2025 Notes due to the lack of information available to calculate the fair value of such notes.

The Company evaluated the 2025 Notes under ASC 815 and identified an embedded derivative that required bifurcation. The embedded derivative is an interest make-whole payment that was valued at $4.6 million on May 12, 2020.

Changes in the fair value of the interest make-whole payment are included in the Company’s condensed consolidated statement of operations for the current quarter within other income (expense), net. As of June 30, 2020 the embedded derivative had a fair value of $3.8 million and a $0.8 million gain on the change in fair value was recorded to other income (expense), net, on the consolidated statement of operations.

4. Debt
Overview

As of December 31, 2019 the Company’s outstanding indebtedness consisted of a Term Loan (as defined below) with an outstanding principal amount of $47.5 million, that was set to mature on August 23, 2020, as well as $105.1 million of outstanding principal amount of 2022 Notes.

On May 12, 2020, the Company restructured its then outstanding debt through the following transactions, each of which is described in more detail below:

•The Company completed a $100.0 million registered public Offering of 2025 Notes.
•The Company entered into separate privately-negotiated Exchange Agreements with certain holders of the Company’s outstanding 2022 Notes. Pursuant to the Exchange Agreements, each of the Participating Stockholders agreed to exchange the 2022 Notes that they held (representing an aggregate of $45.0 million principal amount of 2022 Notes) for an aggregate of $32.0 million in cash and $80.4 million principal amount of 2025 Notes in Private Exchange Transactions that closed concurrently with the registered Offering.
•The Company used a portion of the proceeds from the Offering to repay in full and terminate the Credit Agreement. The amounts paid included $47.5 million in outstanding principal, approximately $0.5 million in interest accrued thereon, a prepayment fee of $0.8 million and an exit fee of $0.6 million.
•The Company used a portion of the proceeds from the Offering to repurchase 2,330 shares of Series E Preferred Stock, which had been issued to satisfy accrued interest under the Credit Agreement, for $2.4 million.

Accordingly, as of June 30, 2020 the Company’s outstanding debt primarily consisted of $180.4 million in principal amount of 2025 Notes and $2,000 in principal amount of 2022 Notes.

On July 22, 2020, pursuant to a redemption notice issued on May 15, 2020, the Company redeemed the remaining $2,000 principal amount of the 2022 Notes.

Term Loan

On August 23, 2017, the Company and certain of its direct and indirect subsidiaries, as guarantors, entered into a credit agreement (the “Credit Agreement”) with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and certain funds managed by Highbridge Capital Management, LLC, as lenders (the “Lenders”). Pursuant to the Credit Agreement, the

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Lenders provided the Company with a term loan in the principal amount of $48.0 million (the “Term Loan”) with a maturity date of August 23, 2020.

On March 31, 2020, Inseego Corp. issued 2,330 shares of Series E Preferred Stock to South Ocean Funding L.L.C (“South Ocean”), the Lender holding all of the aggregate principal amount then outstanding under the Credit Agreement in satisfaction of all then accrued interest under the Credit Agreement.

On May 12, 2020, the Company used a portion of the proceeds from the Offering to repay in full the Term Loan and terminate the Credit Agreement. The amounts paid included $47.5 million in outstanding principal, approximately $0.5 million in interest accrued thereon, a prepayment fee of $0.8 million and an exit fee of $0.6 million.

The Term Loan bore interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 7.625%.

The Term Loan consists of the following (in thousands):

December 31, 2019
Principal	$47,500
Less: unamortized debt discount and issuance costs	(962)
Net carrying amount	$46,538

On May 12, 2020, the Company used a portion of the proceeds from the Offering to repay in full the Term Loan. Accordingly, there was no outstanding balance as of June 30, 2020.

The effective interest rate on the Term Loan was 15.19% for the six months ended June 30, 2020. The following table sets forth total interest expense recognized related to the Term Loan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$516	$1,210	$1,667	$2,390
Amortization of debt discount	526	333	859	666
Amortization of debt issuance costs	63	40	103	80
Total interest expense	$1,105	$1,583	$2,629	$3,136

Convertible Notes

2025 Notes

On May 12, 2020, the Company completed its registered public Offering of $100.0 million aggregate principal amount of 2025 Notes.

On May 12, 2020, the Company also entered into separate privately-negotiated Exchange Agreements with the Participating Stockholders. Pursuant to the Exchange Agreements, each of the Participating Stockholders agreed to exchange the 2022 Notes that they held (representing an aggregate of $45.0 million principal amount of 2022 Notes with an estimated fair value of approximately $112.4 million as of the date of exchange) for an aggregate of $32.0 million in cash and $80.4 million principal amount of 2025 Notes in private placement transactions that closed concurrently with the registered Offering. In connection therewith, the Company recorded a loss of $67.2 million on debt conversion and extinguishment, net in the condensed consolidated statement of operations. The 2025 Notes issued in the Private Exchange Transactions are part of the same series as the 2025 Notes issued in the registered Offering.

The 2025 Notes are issued under an indenture, dated May 12, 2020 (the “Base Indenture”), between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by the first supplemental indenture, dated May 12, 2020 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), between the Company and the Trustee.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The 2025 Notes will mature on May 1, 2025, unless earlier repurchased, redeemed or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 3.25%, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020.

Holders of the 2025 Notes may convert the 2025 Notes into shares of the Company’s common stock (together with cash in lieu of any fractional share), at their option, at any time until the close of business on the scheduled trading day immediately before the maturity date. Upon conversion of the 2025 Notes, the Company will deliver for each $1,000 principal amount of 2025 Notes converted a number of shares of common stock (together with cash in lieu of any fractional share), equal to the conversion rate.

The initial conversion rate for the 2025 Notes is 79.2896 shares of common stock per $1,000 principal amount of 2025 Notes, which represents an initial conversion price of approximately $12.61 per share, and is subject to adjustment upon the occurrence of certain events, including, but not limited to, certain stock dividends, splits and combinations, the issuance of certain rights, options or warrants to holders of the common stock, certain distributions of assets, debt securities, capital stock or other property to holders of the common stock, cash dividends on the common stock and certain Company tender or exchange offers.

If a fundamental change (as defined in the Indenture) occurs at any time prior to the maturity date, then the noteholders may require the Company to repurchase their 2025 Notes at a cash repurchase price equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. If a make-whole fundamental change (as defined in the Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time.

The 2025 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after May 6, 2023 and on or before the scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, as long as the last reported sale price per share of the common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice.

The Indenture contains customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee, by notice to the Company, or the holders of the 2025 Notes representing at least 25% in aggregate principal amount of the outstanding 2025 Notes, by notice to the Company and the Trustee, may declare 100% of the principal of, and all accrued and unpaid interest on, all of the then outstanding 2025 Notes to be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of, and all accrued and unpaid interest on, all of the then outstanding 2025 Notes will automatically become immediately due and payable. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture will, for the first 360 days after such event of default, consist exclusively of the right to receive additional interest on the 2025 Notes.

Interest make-whole payment

The 2025 Notes also include an interest make-whole payment feature whereby if the last reported sale price of the Company’s common stock for each of the five trading days immediately preceding a conversion date is greater than or equal to $10.51, the Company will, in addition to the other consideration payable or deliverable in connection with such conversion, make an interest make-whole payment to the converting holder equal to the sum of the present values of the scheduled payments of interest that would have been made on the 2025 Notes to be converted had such notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date. The present values will be computed using a discount rate equal to 1%. The Company will satisfy its obligation to pay the interest make-whole payment, at its election, in cash or shares of common stock (together with cash in lieu of fractional shares). The Company has determined that this feature is an embedded derivative and has recognized the fair value of this derivative as a liability in the condensed consolidated balance sheets, with subsequent changes to fair value to be recorded at each reporting period on the consolidated statement of operations in other income (expense), net.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of the liability component at the date of issuance was determined using significant assumptions which include an implied credit spread rate for notes with a similar term, the expected volatility and dividend yield of our common stock and the risk-free interest rate.

As of June 30, 2020, $180.4 million of the 2025 Notes were outstanding, $80.4 million of which were held by related parties.

Subsequent to June 30, 2020, approximately $13.5 million of the 2025 Notes were converted into 1.2 million shares including approximately 0.1 million shares of common stock in satisfaction of the interest make-whole payment.

The 2025 Notes consist of the following (in thousands):

June 30, 2020
Liability component
Principal	$180,375
Add: fair value of embedded derivative	3,756
Less: unamortized debt discount	(4,458)
Less: unamortized issuance costs	(3,502)
Net carrying amount	$176,171

On May 12, 2020, the Company completed its registered public Offering of the 2025 Notes. Accordingly, there was no outstanding balance as of December 31, 2019.

The effective interest rate on the liability component of the 2025 Notes was 4.13% for the six months ended June 30, 2020. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Contractual interest expense	$800	$800
Amortization of debt discount	124	124
Amortization of debt issuance costs	96	96
Total interest expense	$1,020	$1,020

As the offering of the 2025 Notes took place during the six months ended June 30, 2020, there was no interest expense in the comparable three and six month periods of 2019.

2022 Notes

On January 9, 2017, in connection with the Note Exchange (as defined below), the Company issued approximately $119.8 million aggregate principal amount of 2022 Notes.

During the three months ended March 31, 2020, the Company entered into privately-negotiated exchange agreements with certain investors holding the 2022 Notes. Pursuant to those exchange agreements, the investors exchanged $59.9 million in aggregate principal amount of outstanding 2022 Notes for 13,688,876 shares of common stock. The investors that participated in such exchange agreements agreed to waive any accrued but unpaid interest on the exchanged 2022 Notes. Included in the 13,688,876 shares of common stock issued in the exchange transactions that took place during the three months ended March 31, 2020 were 942,706 shares valued at $7.9 million on the date of issuance at fair value, which were issued pursuant to the terms of the privately-negotiated exchange agreements and were in excess of the consideration issuable under the original conversion terms of the exchanged 2022 Notes. ASC 470, Debt, requires the recognition through earnings of an inducement charge equal to the fair value of the consideration delivered in excess of the consideration issuable under the original conversion terms. This resulted in a non-cash charge of $7.9 million for the three months ended March 31, 2020, which was recorded as inducement expense in the condensed consolidated statement of operations.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Pursuant to the Private Exchange Transactions described above, on May 12, 2020, the holders of an aggregate of $45.0 million principal amount of 2022 Notes exchanged their 2022 Notes for a combination of 2025 Notes and cash. As a result of the Private Exchange Transactions, $2,000 in principal amount of the 2022 Notes were outstanding as of June 30, 2020. On July 22, 2020, pursuant to a redemption notice issued on May 15, 2020, the Company redeemed the remaining $2,000 principal amount of the 2022 Notes.

The 2022 Notes consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Liability component
Principal	$2	$105,125
Less: unamortized debt discount and issuance costs	—	(3,791)
Net carrying amount	$2	$101,334

The effective interest rate on the liability component of the 2022 Notes was 12.89% for the six months ended June 30, 2020. The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$286	$1,445	$768	$2,891
Amortization of debt discount	700	1,955	1,952	3,911
Amortization of debt issuance costs	39	115	111	229
Total interest expense	$1,025	$3,515	$2,831	$7,031
Novatel Wireless Notes
On June 10, 2015, Novatel Wireless, Inc., a wholly owned subsidiary of Inseego Corp. (“Novatel Wireless”), issued $120.0 million of 5.50% convertible senior notes due 2020 (the “Novatel Wireless Notes”), which were governed by the terms of an indenture, dated June 10, 2015, between Novatel Wireless, as issuer, Inseego and Wilmington Trust, National Association, as trustee, as amended by certain supplemental indentures (the “Novatel Indenture”). On January 9, 2017, in connection with the settlement of an exchange offer and consent solicitation with respect to the Novatel Wireless Notes (the “Note Exchange”), approximately $119.8 million aggregate principal amount of outstanding Novatel Wireless Notes were validly tendered and accepted for exchange and subsequently canceled. In February 2020, the holders of the remaining $250,000 of the aggregate principal amount of Novatel Wireless Notes that remained outstanding following the Note Exchange, converted their Novatel Wireless Notes into 50,000 shares of Inseego Corp. common stock, at the conversion price of $5.00 per share, in accordance with the terms of the Novatel Indenture. Accordingly, no Novatel Wireless Notes were outstanding as of June 30, 2020.
5. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$759	$574	$987	$697
Research and development	1,510	957	1,802	1,132
Sales and marketing	816	818	1,279	1,032
General and administrative	1,343	1,296	1,913	1,841
Total	$4,428	$3,645	$5,981	$4,702

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options
The following table summarizes the Company’s stock option activity:

Outstanding — December 31, 2019	9,044,304
Granted	1,209,500
Exercised	(442,193)
Canceled	(314,967)
Outstanding — June 30, 2020	9,496,644
Exercisable — June 30, 2020	3,990,056
At June 30, 2020, total unrecognized compensation expense related to stock options was $12.3 million, which is expected to be recognized over a weighted-average period of 2.75 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

Non-vested — December 31, 2019	400,315
Granted	315,137
Vested	(465,269)
Forfeited	(1,250)
Non-vested — June 30, 2020	248,933
At June 30, 2020, total unrecognized compensation expense related to RSUs was $0.6 million, which is expected to be recognized over a weighted-average period of 1.18 years.
6. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Inseego Corp. by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting primarily of the convertible notes calculated using the if-converted method and warrants, stock options and RSUs calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.
For the three months ended June 30, 2020, the computation of diluted EPS excluded 26,644,726 shares related to the convertible notes, stock options and RSUs as their effect would have been anti-dilutive. For the six months ended June 30, 2020, the computation of diluted EPS excluded 26,662,410 shares primarily related to the convertible notes, warrants, stock options and RSUs as their effect would have been anti-dilutive.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company assessed the terms of the warrants under ASC 815. Pursuant to this guidance, the Company has determined that the warrants do not require liability accounting and has classified the warrants as equity.
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
On March 31, 2020, Inseego Corp. issued 2,330 shares of Series E Preferred Stock to South Ocean, in satisfaction of certain deferred interest obligations pursuant to the terms and conditions of the Credit Agreement.

On May 12, 2020, the Company used a portion of the proceeds from the Offering to repurchase the 2,330 shares of Series E Preferred Stock, which had been issued to satisfy accrued interest under the Credit Agreement, for $2.4 million.

8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States and Canada	$69,080	$41,459	$111,430	$74,953
South Africa	5,856	8,558	14,094	16,927
Other	5,753	5,874	12,005	12,567
Total	$80,689	$55,891	$137,529	$104,447
Concentrations of Risk
For the three months ended June 30, 2020 and 2019, one customer accounted for 55.6% and 56.0% of net revenues, respectively.
For the six months ended June 30, 2020 and 2019, one customer accounted for 54.7% and 54.7% of net revenues, respectively.
As of June 30, 2020, three customers accounted for 44.3%, 6.0% and 5.3% of accounts receivable, net. As of December 31, 2019, two customers accounted for 25.0% and 11.2% of accounts receivable, net, respectively.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately instruct its transfer agent to permit the transfer or sale of 973,333 shares of the Company’s common stock that the Company had issued to the former stockholders of RER in March 2017, (iii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iv) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (v) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (vi) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. The Company’s remaining liability under the Settlement Agreement at June 30, 2020 consists of approximately $1.0 million in current liabilities. On July 24, 2020, the Company issued 89,928 shares in satisfaction of the $1.0 million liability.
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
10. Leases
Lessee
The Company is a lessee in lease agreements for office space, automobiles and certain equipment. Certain of the Company’s leases contain provisions that provide for one or more options to renew at the Company’s sole discretion. The majority of the Company’s leases are comprised of fixed lease payments, with a small percentage of its real estate leases including lease payments subject to a rate or index which may be variable. Certain real estate leases also include executory costs such as common area maintenance (non-lease component). As a practical expedient permitted under the new guidance, ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract.
None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants. As a result of the Company’s election of the package of practical expedients permitted within ASC 842, which among other things, allows for the carryforward of historical lease classification, all of the Company’s lease agreements in existence at the date of adoption that were classified as operating leases under the legacy guidance, ASC 840, have been classified as operating leases under ASC 842. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of June 30, 2020, the Company had right-of-use assets of $6.2 million and lease liabilities related to its operating leases of $6.8 million. Right-of-use assets are included in right-of-use assets, net, on the condensed consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in accrued expenses and other liabilities and other long-term liabilities on the condensed consolidated balance sheet. As of June 30, 2020, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were 5.7 years and 9.2%, respectively.
During the six months ended June 30, 2020 and 2019, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $0.3 million and $0.5 million, respectively, which is included as an operating cash outflow within the consolidated statements of cash flows. During the six months ended June 30, 2020 and 2019, the operating lease costs related to the Company’s operating leases were approximately $0.4 million and $0.4 million, respectively, which is included in operating costs and expenses in the condensed consolidated statements of operations. During the three months ended June 30, 2020, the Company entered into a lease agreement for its new corporate offices for which a right-of-use asset was recorded in exchange for a new lease liability.
The future minimum payments under operating leases were as follows at June 30, 2020 (in thousands):

2020 (remainder)	$854
2021	1,772
2022	1,511
2023	1,193
2024	1,052
Thereafter	2,432
Total minimum operating lease payments	8,814
Less: amounts representing interest	(1,998)
Present value of net minimum operating lease payments	6,816
Less: current portion	(1,121)
Long-term portion of operating lease obligations	$5,695

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
Since the lease components meet the criteria for an operating lease under ASC 842, the Company has elected the practical expedient to combine the lease and the non-lease components because the service is the predominant element in the eyes of the customer and the pattern of service delivery is the same for both elements. The Company accounts for the combined component as a single performance obligation under ASC 606, Revenue from Contracts with Customers.
11. Income Taxes
The Company’s income tax provision (benefit) of ($0.1) million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $(24,000) and $0.6 million for the six months ended June 30, 2020 and 2019, respectively, consists primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company’s income tax expense (or benefit) is different than the expected expense (or benefit) based on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities and many of its foreign subsidiaries.

In June 2020, the Company issued $180.4 million of 2025 Notes in a financing which allowed it to redeem the remaining outstanding 2022 Notes and pay off the Term Loan. The loss on the extinguishment of the 2022 Notes did not impact the

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Company’s tax expense or net deferred tax liabilities given the full valuation allowance against the Company’s significant net operating losses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the views of our senior management with respect to our current expectations, assumptions, estimates and projections about Inseego and our industry. These forward-looking statements speak only as of the date of this report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Statements that include the words “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “believe,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook,” “will” and similar words and phrases identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements as of the date of this report. We believe that these factors include those related to:
•our ability to compete in the market for wireless broadband data access products, wireless modem products, and asset management, monitoring, telematics, vehicle tracking and fleet management products;
•our ability to develop and introduce new products and services successfully;
•our ability to meet the price and performance standards of the evolving 5G New Radio (“5G NR”) products and technologies;
•our ability to expand our customer reach/reduce customer concentration;
•our ability to grow the Internet of Things (“IoT”) and mobile portfolio outside of North America;
•our ability to grow our Ctrack/asset tracking solutions within North America;
•our dependence on a small number of customers for a substantial portion of our revenues;
•our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our term loan and convertible notes obligations;
•our ability to introduce and sell new products that comply with current and evolving industry standards and government regulations;
•our ability to develop and maintain strategic relationships to expand into new markets;
•our ability to properly manage the growth of our business to avoid significant strains on our management and operations and disruptions to our business;
•our reliance on third parties to manufacture our products;
•our contract manufacturer’s ability to secure necessary supply to build our devices;
•our ability to mitigate the impact of tariffs or other government-imposed sanctions;
•our ability to accurately forecast customer demand and order the manufacture and timely delivery of sufficient product quantities;
•our reliance on sole source suppliers for some products and devices used in our solutions;
•the continuing impact of uncertain global economic conditions on the demand for our products;
•the impact of geopolitical instability on our business;
•the emergence of global public health emergencies, such as the recent outbreak of the 2019 novel coronavirus (2019-nCoV), now known as “COVID-19”, which could extend lead times in our supply chain and lengthen sales cycles with our customers;
•direct and indirect effects of COVID-19 on our employees, customers and supply chain and the economy and financial markets;
•the impact that new or adjusted tariffs may have on the costs of components or our products, and our ability to sell products internationally;
•our ability to be cost competitive while meeting time-to-market requirements for our customers;
•our ability to meet the product performance needs of our customers in wireless broadband data access in industrial IoT markets;

•demand for fleet, vehicle and asset management software-as-a-service (“SaaS”) telematics solutions;
•our dependence on wireless telecommunication operators delivering acceptable wireless services;
•the outcome of any pending or future litigation, including intellectual property litigation;
•infringement claims with respect to intellectual property contained in our solutions;
•our continued ability to license necessary third-party technology for the development and sale of our solutions;
•the introduction of new products that could contain errors or defects;
•conducting business abroad, including foreign currency risks;
•the pace of 5G wireless network rollouts globally and their adoption by customers;
•our ability to make focused investments in research and development; and
•our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.
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
As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Inseego” refer to Inseego Corp., a Delaware corporation, and its wholly and majority-owned subsidiaries.

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

Factors Which May Influence Future Results of Operations
Net Revenues. We believe that our future net revenues may be influenced by a number of factors including:
•economic environment and related market conditions;
•increased competition from other fleet and vehicle telematics solutions, as well as suppliers of emerging devices that contain wireless data access or device management features;
•acceptance of our products by new vertical markets;
•growth in the aviation ground vertical;
•rate of change to new products;
•phase-out of earlier generation wireless technologies (such as 3G);
•deployment of 5G infrastructure equipment;
•adoption of 5G end point products;
•competition in the area of 5G technology;
•trade protection measures (such as tariffs and duties) and import or export licensing requirements;
•our contract manufacturer’s ability to secure necessary supply to build our devices;
•product pricing;
•the impact of the COVID-19 pandemic on our business; and
•changes in technologies.
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
Critical Accounting Policies and Estimates
In the notes to our consolidated financial statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our Form 10-K, other than our policy on derivative financial instruments as disclosed below. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to accounting principles generally accepted in the U.S.
Derivative Financial Instruments

The Company evaluates stock options, stock warrants, debt instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as an asset or liability. In the event that the fair value is recorded as an asset or liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion, exercise or expiration of a derivative financial instrument, the instrument is marked to fair value.

Convertible Debt Instruments

We account for our convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. We determine the carrying amount of the liability component by measuring the fair value of similar debt instruments that do not have the conversion feature. If a similar debt instrument does not exist, we estimate the fair value by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions require significant judgment and could have a significant impact on the determination of the debt component and the associated non-cash interest expense.

For convertible debt that may be settled in cash upon conversion, we assign a value to the debt component equal to the estimated fair value of similar debt instruments without the conversion feature, which could result in recording the debt instrument at a discount. If the debt instrument is recorded at a discount, we amortize the debt discount over the life of the debt instrument as additional non-cash interest expense utilizing the effective interest method.

We evaluate embedded features within convertible debt that will be settled in shares upon conversion under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”), to determine whether the embedded feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings.

If an embedded derivative is bifurcated from share-settled convertible debt, we record the debt component at cost less a debt discount equal to the bifurcated derivative’s fair value. We amortize the debt discount over the life of the debt instrument as additional non-cash interest expense utilizing the effective interest method. The convertible debt and the derivative liability are presented in total on the unaudited condensed consolidated balance sheet. The derivative liability will be remeasured at each reporting period with changes in fair value recorded in the consolidated statements of operations in other income (expense), net.

Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Net revenues. Net revenues for the three months ended June 30, 2020 were $80.7 million, compared to $55.9 million for the same period in 2019.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
Product Category	2020	2019	$	%
IoT & Mobile Solutions	$66,243	$39,983	$26,260	65.7%
Enterprise SaaS Solutions	14,446	15,908	(1,462)	(9.2)%
Total	$80,689	$55,891	$24,798	44.4%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions net revenues is primarily a result of increased sales in our LTE gigabit hotspots, USB modems, and our 5G hotspot related to our MiFi business.
Enterprise SaaS Solutions. The decrease in Enterprise SaaS Solutions net revenues is primarily a result of lower Ctrack system revenues due to COVID-19 effects and the effect of strengthening U.S. Dollar foreign exchange rates on international sales, partially offset by increased DMS revenues.
Cost of net revenues. Cost of net revenues for the three months ended June 30, 2020 was $58.7 million, or 72.7% of net revenues, compared to $40.3 million, or 72.2% of net revenues, for the same period in 2019.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
Product Category	2020	2019	$	%
IoT & Mobile Solutions	$53,223	$33,986	$19,237	56.6%
Enterprise SaaS Solutions	5,466	6,350	(884)	(13.9)%
Total	$58,689	$40,336	$18,353	45.5%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions cost of net revenues is primarily a result of the increased sales in our LTE gigabit hotspots, USB modems and 5G hotspots, as well as associated expenses such as freight and royalties.
Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues decreased as a result of lower Ctrack system revenues, partially offset by the effect of strengthening U.S. Dollar foreign exchange rates on international costs.
Gross profit. Gross profit for the three months ended June 30, 2020 was $22.0 million, or a gross margin of 27.3%, compared to $15.6 million, or a gross margin of 27.8%, for the same period in 2019. The increase in gross profit was primarily attributable to the increase in IoT & Mobile Solutions revenues.
Research and development expenses. Research and development expenses for the three months ended June 30, 2020 were $10.5 million, or 13.1% of net revenues, compared to $5.2 million, or 9.3% of net revenues, for the same period in 2019. The increase was primarily a result of increased staffing, test units, and other development spending related to 5G product programs.
Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2020 were $8.6 million, or 10.7% of net revenues, compared to $7.2 million, or 12.9% of net revenues, for the same period in 2019. The increase was primarily a result of an increase in employment costs attributable to an increase in headcount.
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2020 were $7.4 million, or 9.2% of net revenues, compared to $7.5 million, or 13.4% of net revenues, for the same period in 2019. Increased employment costs attributable to an increase in headcount were offset by cost reduction measures and the effect of strengthening U.S. Dollar foreign exchange rates on international costs.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for the three months ended June 30, 2020 and 2019 was $0.8 million and $0.9 million, respectively.

Loss on debt conversion and extinguishment. The loss on debt conversion and extinguishment expense of $67.2 million for the three months ended June 30, 2020 primarily represents the loss on debt conversion and extinguishment of the 2022 Notes. There was no such expense during the three months ended June 30, 2019.
Interest expense, net. Interest expense, net, for the three months ended June 30, 2020 and 2019 was $3.2 million and $5.1 million, respectively. The decrease in interest expense was due to the reduction in debt associated with the conversion of debt into equity in the three months ended March 31, 2020.
Other income (expense), net. Other income, net, for the three months ended June 30, 2020 was $0.8 million, which primarily includes the fair value adjustment related to our interest make-whole payment. For the period ended June 30, 2019, other expense, net, was $0.1 million which primarily included foreign currency transaction gains and losses.
Income tax provision (benefit). The income tax benefit of $0.1 million for the three months ended June 30, 2020 and the income tax provision for the three months ended June 30, 2019 of $0.3 million, respectively, primarily relate to certain of our entities in foreign jurisdictions.
Net loss (income) attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the three months ended June 30, 2020 was $6,000, compared to a net income attributable to noncontrolling interests of $60,000 for the same period in 2019.
Series E preferred stock dividends. During the three months ended June 30, 2020, we recorded dividends of $0.8 million on our Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”). We did not have Series E Preferred Stock dividends during the same period in 2019.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net revenues. Net revenues for the six months ended June 30, 2020 were $137.5 million, an increase of $33.1 million, or 31.7%, compared to the same period in 2019.
The following table summarizes net revenues by our two product categories (dollars in thousands):

	Six Months Ended June 30,		Change
Product Category	2020	2019	$	%
IoT & Mobile Solutions	$106,624	$72,764	$33,860	46.5%
Enterprise SaaS Solutions	30,905	31,683	(778)	(2.5)%
Total	$137,529	$104,447	$33,082	31.7%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions net revenues is primarily a result of increased sales in our LTE gigabit hotspots and USB modems, the introduction of our 5G hotspot related to our MiFi business, and higher IoT sales.
Enterprise SaaS Solutions. The decrease in Enterprise SaaS Solutions net revenues is primarily a result of lower Ctrack system revenues, partially offset by increased Device Management System revenues.
Cost of net revenues. Cost of net revenues for the six months ended June 30, 2020 was $98.3 million or 71.5% of net revenues, compared to $74.1 million or 71.0% of net revenues, for the six months ended June 30, 2019.
The following table summarizes cost of net revenues by our two product categories (dollars in thousands):

	Six Months Ended June 30,		Change
Product Category	2020	2019	$	%
IoT & Mobile Solutions	$86,087	$61,586	$24,501	39.8%
Enterprise SaaS Solutions	12,215	12,546	(331)	(2.6)%
Total	$98,302	$74,132	$24,170	32.6%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions cost of net revenues is primarily a result of the increased sales in our LTE gigabit hotspots, USB modems, 5G hotspots, and IoT products as well as associated expenses such as freight and royalties.

Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues decreased slightly as a result of lower Ctrack system revenues, partially offset by the effect of strengthening U.S. Dollar foreign exchange rates on international costs.

Gross profit. Gross profit for the six months ended June 30, 2020 was $39.2 million, or a gross margin of 28.5%, compared to $30.3 million, or a gross margin of 29.0%, for the same period in 2019. The increase in gross profit was primarily attributable to the increase in IoT & Mobile Solutions revenues.
Research and development expenses. Research and development expenses for the six months ended June 30, 2020 were $18.8 million, or 13.6% of net revenues, compared to $8.7 million, or 8.3% of net revenues, for the same period in 2019. The increase was primarily a result of increased staffing, test units, and other development spending related to 5G product programs.
Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2020 were $17.4 million, or 12.7% of net revenues, compared to $13.6 million, or 13.0% of net revenues, for the same period in 2019. The increase was primarily a result of an increase in employment costs attributable to an increase in headcount.
General and administrative expenses. General and administrative expenses for the six months ended June 30, 2020 were $14.6 million, or 10.6% of net revenues, compared to $13.9 million, or 13.3% of net revenues, for the same period in 2019. The increase was primarily a result of an increase in employment costs and non-recurring legal fees.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the six months ended June 30, 2020 and 2019 was $1.6 million and $1.7 million, respectively, primarily the result of changes in foreign exchange rates.
Loss on debt conversion and extinguishment. The loss on debt conversion and extinguishment expense of $75.2 million for the six months ended June 30, 2020 primarily represents the loss on debt conversion and extinguishment of the 2022 Notes. There was no such expense during the six months ended June 30, 2019.
Interest expense, net. Interest expense, net for each of the six months ended June 30, 2020 and 2019 was $6.5 million and $10.2 million, respectively. Interest expense is primarily a result of the interest expense and amortization of the debt discount and debt issuance costs related to our Term Loan, 2022 Notes and 2025 Notes.
Other income (expense), net. Other income, net, for the six months ended June 30, 2020 was $1.8 million, which primarily includes the fair value adjustment related to our interest make-whole payment as well as foreign currency transaction gains and losses, and gains on the sale of certain fixed assets. Other income, net for the same period in 2019 was $0.2 million, which primarily consisted of foreign currency transaction gains and losses.
Income tax provision (benefit). The income tax benefit of $24,000 for the six months ended June 30, 2020 and the income tax provision of $0.6 million for the six months ended June 30, 2019, respectively, primarily relate to certain of our entities in foreign jurisdictions.
Series E preferred stock dividends. During the six months ended June 30, 2020, we recorded $1.2 million of accrued Series E preferred stock dividends. We did not have Series E preferred stock dividends for the six months ended June 30, 2019.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations and financing sources. As of June 30, 2020, we had cash and cash equivalents of $42.1 million compared with cash and cash equivalents of $12.1 million as of December 31, 2019.
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

Debt Overview
As of March 31, 2020, our outstanding indebtedness consisted of a Term Loan with an outstanding principal amount of $47.5 million, which was set to mature on August 23, 2020, as well as $45.0 million of outstanding principal amount of 2022 Notes.

On May 12, 2020, we restructured our outstanding debt through the following transactions, each of which is described in more detail below:

•We completed a $100.0 million registered public offering (the “Offering”) of convertible 3.25% senior notes due 2025 (the “2025 Notes”).
•We entered into separate privately-negotiated exchange agreements (the “Exchange Agreements”) with certain holders of our outstanding convertible 5.5% senior notes due 2022 (the “2022 Notes” formerly referred to as the “Inseego Notes”), including Golden Harbor Ltd. and North Sound Trading, L.P. (the “Participating Stockholders”). Pursuant to the Exchange Agreements, each of the Participating Stockholders agreed to exchange the 2022 Notes that they held (representing an aggregate of $45.0 million principal amount of 2022 Notes) for an aggregate of $32.0 million in cash and $80.4 million principal amount of 2025 Notes in private placement transactions (the “Private Exchange Transactions”) that closed concurrently with the registered Offering.
•We used a portion of the proceeds from the Offering to repay $47.5 million in outstanding principal under the Credit Agreement, approximately $0.5 million in interest accrued thereon, a prepayment fee of $0.8 million and an exit fee of $0.6 million, extinguishing the Credit Agreement.
•We used a portion of the proceeds from the Offering to repurchase 2,330 shares of Series E Preferred Stock, which had been issued to satisfy accrued interest under the Credit Agreement, for $2.4 million.

Accordingly, as of June 30, 2020 our outstanding debt consisted primarily of $180.4 million in principal amount of 2025 Notes and $2,000 in principal amount of 2022 Notes. On July 22, 2020, pursuant to a redemption notice issued on May 15, 2020, we redeemed the remaining $2,000 principal amount of the 2022 Notes.

Term Loan

On August 23, 2017, the Company and certain of its direct and indirect subsidiaries, as guarantors, entered into a credit agreement (the “Credit Agreement”) with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and certain funds managed by Highbridge Capital Management, LLC, as lenders (the “Lenders”). Pursuant to the Credit Agreement, the Lenders provided the Company with a term loan in the principal amount of $48.0 million (the “Term Loan”) with a maturity date of August 23, 2020.

On March 31, 2020, we issued 2,330 shares of Series E Preferred Stock to South Ocean Funding, LLC (“South
Ocean”), the Lender holding all of the aggregate principal amount then outstanding under the Credit Agreement in satisfaction of all then accrued interest under the Credit Agreement. On May 12, 2020, we used a portion of the proceeds from the Offering to repurchase the 2,330 shares of Series E Preferred Stock which had been issued to satisfy accrued interest under the Credit Agreement, for $2.4 million. South Ocean is an affiliate of Golden Harbor Ltd.

On May 12, 2020, we used a portion of the proceeds from the Offering to repay in full the Term Loan and terminate the Credit Agreement. The amounts paid included $47.5 million in outstanding principal, approximately $0.5 million in interest accrued thereon, a prepayment fee of $0.8 million and an exit fee of $0.6 million.

The Term Loan bore interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 7.625%.

Convertible Notes

2025 Notes

On May 12, 2020, we completed a registered public Offering of $100.0 million aggregate principal amount of 2025 Notes.

On May 12, 2020, we also entered into separate privately-negotiated Exchange Agreements with the Participating Stockholders. Pursuant to the Exchange Agreements, each of the Participating Stockholders agreed to exchange the 2022 Notes that they held (representing an aggregate of $45.0 million principal amount of 2022 Notes with an estimated fair value of approximately $112.4 million as of the date of exchange) for an aggregate of $32.0 million in cash and $80.4 million principal amount of 2025 Notes in concurrent Private Exchange Transactions. The 2025 Notes issued in the Private Exchange Transactions are part of the same series as the 2025 Notes issued in the registered Offering.

We issued the 2025 Notes under an indenture, dated May 12, 2020 (the “Base Indenture”), between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by the first supplemental indenture, dated May 12, 2020 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), between us and the Trustee.

The 2025 Notes will mature on May 1, 2025, unless earlier repurchased, redeemed or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 3.25%, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020.

Holders of the 2025 Notes may convert the 2025 Notes into shares of our common stock (together with cash in lieu of any fractional share), at their option, at any time until the close of business on the scheduled trading day immediately before the maturity date. Upon conversion of the 2025 Notes, we will deliver for each $1,000 principal amount of 2025 Notes converted a number of shares of common stock (together with cash in lieu of any fractional share), equal to the conversion rate.

The initial conversion rate for the 2025 Notes is 79.2896 shares of common stock per $1,000 principal amount of 2025 Notes, which represents an initial conversion price of approximately $12.61 per share, and is subject to adjustment upon the occurrence of certain events, including, but not limited to, certain stock dividends, splits and combinations, the issuance of certain rights, options or warrants to holders of the common stock, certain distributions of assets, debt securities, capital stock or other property to holders of the common stock, cash dividends on the common stock and certain Company tender or exchange offers.

Holders of the 2025 Notes who convert their 2025 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in, at the Company’s election, either cash or shares of the Common Stock (together with cash in lieu of any fractional share).

If a fundamental change (as defined in the Indenture) occurs at any time prior to the maturity date, then the noteholders may require us to repurchase their 2025 Notes at a cash repurchase price equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. If a make-whole fundamental change (as defined in the Indenture) occurs, then we will in certain circumstances increase the conversion rate for a specified period of time.

The 2025 Notes will be redeemable, in whole or in part, at our option at any time, and from time to time, on or after May 6, 2023 and on or before the scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, as long as the last reported sale price per share of the common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice.

The Indenture contains customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee, by notice to the Company, or the holders of the 2025 Notes representing at least 25% in aggregate principal amount of the outstanding 2025 Notes, by notice to the Company and the Trustee, may declare 100% of the principal of, and all accrued and unpaid interest on, all of the then outstanding 2025 Notes to be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of, and all accrued and unpaid interest on, all of the then outstanding 2025 Notes will automatically become immediately due and payable. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture will, for the first 360 days after such event of default, consist exclusively of the right to receive additional interest on the 2025 Notes.

As of June 30, 2020, $180.4 million of the 2025 Notes were outstanding, $80.4 million of which were held by related parties.

Subsequent to June 30, 2020, approximately $13.5 million of the 2025 Notes were converted into 1.2 million shares including approximately 0.1 million shares of common stock in satisfaction of the interest make-whole payment.

2022 Notes

On January 9, 2017, in connection with the Note Exchange (as defined below), we issued approximately $119.8 million aggregate principal amount of 2022 Notes.

During the three months ended March 31, 2020, we entered into privately-negotiated exchange agreements with certain investors holding the 2022 Notes. Pursuant to those exchange agreements, the investors exchanged $59.9 million in aggregate principal amount of outstanding 2022 Notes for 13,688,876 shares of common stock. The investors that participated in such exchange agreements agreed to waive any accrued but unpaid interest on the exchanged 2022 Notes. Included in the 13,688,876 shares of common stock issued in the exchange transactions that took place during the three months ended March 31, 2020 were 942,706 shares valued at $7.9 million on the date of issuance at fair value, which were issued pursuant to the terms of the privately-negotiated exchange agreements and were in excess of the consideration issuable under the original conversion terms of the exchanged 2022 Notes. ASC 470, Debt requires the recognition through earnings of an inducement charge equal to the fair value of the consideration delivered in excess of the consideration issuable under the original conversion terms. This resulted in a non-cash charge of $7.9 million for the three months ended March 31, 2020, which was recorded as inducement expense in the condensed consolidated statement of operations.

Pursuant to the Private Exchange Transactions described above, on May 12, 2020, the holders of an aggregate of $45.0 million principal amount of 2022 Notes exchanged their 2022 Notes for a combination of 2025 Notes and cash. As a result of the Private Exchange Transactions, $2,000 in principal amount of the 2022 Notes were outstanding as of June 30, 2020. On July 22, 2020, pursuant to a redemption notice issued on May 15, 2020, we redeemed the remaining $2,000 principal amount of the 2022 Notes.

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
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately instruct its transfer agent to permit the transfer or sale of 973,333 shares of the Company’s common stock that the Company had issued to the former stockholders of RER in March 2017, (iii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iv) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (v) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (vi) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. The Company’s remaining liability under the Settlement Agreement at June 30, 2020 consists of approximately $1.0 million in current liabilities. On July 24, 2020, the Company issued 89,928 shares in satisfaction of the $1.0 million liability.
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
Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$4,662	$(10,055)
Net cash used in investing activities	(13,233)	(11,320)
Net cash provided by financing activities	41,144	10,311
Effect of exchange rates on cash	(2,547)	317
Net increase (decrease) in cash, cash equivalents and restricted cash	30,026	(10,747)
Cash, cash equivalents and restricted cash, beginning of period	12,074	31,076
Cash, cash equivalents and restricted cash, end of period	$42,100	$20,329

Operating activities. Net cash provided by operating activities was $4.7 million for the six months ended June 30, 2020, compared to net cash used in operating activities of $10.1 million for the same period in 2019. Net cash provided by operating activities for the six months ended June 30, 2020 was primarily attributable to the net operating loss in the period and net cash provided by working capital, offset by non-cash charges for the fair value of inducement shares issued in the privately-negotiated exchange transactions with certain holders of the 2022 Notes, depreciation and amortization, including the amortization of debt discount and debt issuance costs, and share-based compensation expense. Net cash used in operating activities for the six months ended June 30, 2019 was primarily attributable to the net loss in the period and net cash used in working capital, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, provision for excess and obsolete inventory and share-based compensation expense.
Investing activities. Net cash used in investing activities during the six months ended June 30, 2020 was $13.2 million, compared to net cash used in investing activities of $11.3 million for the same period in 2019. Cash used in investing activities during the six months ended June 30, 2020 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our products, in large part due to the increase in development in support of 5G products and services. Cash used in investing activities during the same period in 2019 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our products.
Financing activities. Net cash provided by financing activities during the six months ended June 30, 2020 was $41.1 million, compared to net cash provided by financing activities of $10.3 million for the same period in 2019. Net cash provided by financing activities during the six months ended June 30, 2020 was primarily related to proceeds received from the registered Offering of $100.0 million of 2025 Notes, the sale of $25.0 million of Series E Preferred Stock, receipt of $1.9 million from the exercise of warrants to purchase common stock, and $1.4 million in proceeds received from stock option exercises, partially offset by taxes paid on vested restricted stock units. Uses of cash in financing activities included payoff of the Term Loan and related expenses in the amount of $48.8 million, cash paid to investors in the Private Exchange Transactions of $32.0 million, debt issuance costs of $2.5 million, repurchase of Series E Preferred Stock in the amount of $2.4 million, and principal payments under finance lease obligations. Net cash provided by financing activities for the same period in 2019 was primarily related to proceeds received from the exercise of warrants to purchase common stock and proceeds received from stock option exercises, partially offset by principal payments under finance lease obligations and taxes paid on vested restricted stock units.
Other Liquidity Needs
At June 30, 2020 the Company had $42.1 million of cash and cash equivalents on hand. Under the terms of the indenture governing the 2025 Notes, there were no principal payments due until 2025.

Based on the above, the Company’s management believes that its current cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet its working capital needs without additional sources of cash.
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

On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), a $2 trillion economic relief bill. Pursuant to the CARES Act's relief related to federal employment taxes, we have elected to defer payment of such taxes beginning in April 2020, with $0.6 million in deferred taxes as of June 30, 2020, which will be due in two equal installments in 2021 and 2022.

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
As required by Rule 13a-15(b) promulgated under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item  1A. Risk Factors.
Except as set forth below, there have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of the Form 10-K and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

Our debt service requirements are significant, and we may not have sufficient cash flow from our business to pay our substantial debt.

During the second quarter of 2020, we issued $180.4 million of 2025 Notes and used a portion of the proceeds to repay the Term Loan in full and retire the 2022 Notes. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and other fixed charges, fund working capital needs and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance or restructure our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on favorable terms, which could result in a default on our debt obligations.

If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our existing indebtedness or any other indebtedness which we may incur in the future, we would be in default, which could permit the holders of the 2025 Notes to accelerate the maturity of such indebtedness. Any default under such indebtedness could have a material adverse effect on our business, results of operations and financial condition.

Future settlements of any conversion obligations with respect to the 2025 Notes may result in dilution to existing stockholders, lower prevailing market prices for our common stock or require a significant cash outlay.

The 2025 Notes are currently convertible at the option of the holders at any time until close of business on the business day immediately preceding the maturity date. The 2025 Notes are convertible into shares of the Company’s common stock at a conversion rate of 79.2896 shares of common stock per $1,000 principal amount of 2025 Notes (which is equivalent to an initial conversion price of $12.61 per share of common stock). The conversion rate is subject to adjustment if certain events occur, but in no event will the conversion rate exceed 95.1474 shares of common stock per $1,000 principal amount of 2025 Notes (which is equivalent to a conversion price of $10.51 per share of common stock). Holders of the 2025 Notes who convert may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in, at our election, either cash or shares of common stock. If holders of the 2025 Notes elect to convert their 2025 Notes into common stock, or if we elect to settle any interest make-whole payments due upon conversion of the 2025 Notes with shares of common stock, this may cause significant dilution to our existing stockholders. Any sales in the public market of the common stock issued upon such conversion could adversely affect prevailing market prices of our common stock. If we do elect to settle any interest make-whole payments due upon conversion of the 2025 Notes with cash, such payments could adversely affect our liquidity.

Certain provisions in the Indenture relating to the 2025 Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.

Certain provisions in the Indenture relating to the 2025 Notes could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change (as defined in the Indenture), holders of the 2025 Notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their 2025 Notes in connection with such takeover. In either case, and in other cases, our obligations under the 2025 Notes and the related Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us.

Ownership of our common stock is concentrated, and as a result, certain stockholders may exercise significant influence over us.

As of June 30, 2020, North Sound Trading, L.P. and Golden Harbor Ltd. (together the “Investors”) and their affiliates own an aggregate of approximately 29.2% of the outstanding shares of our common stock. The Investors and their affiliates also hold approximately $80.0 million of the 2025 Notes (44.3% of the total principal amount). The Indenture relating to the 2025 Notes includes a Section 382 conversion blocker that may prevent the Investors from converting their 2025 Notes unless they receive the prior written approval of our Board of Directors. Assuming the conversion of the 2025 Notes owned by the Investors and their affiliates and the exercise of the warrants also owned by the Investors and their affiliates, the Investors and their affiliates would own approximately 37.2% of the outstanding shares of our common stock. As a result, the Investors have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.

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
Item  2. Unregistered Sales of Equity Securities and Use of Proceeds.
None, except as previously disclosed in the Company’s Current Reports on Form 8-K, and except for the issuance described below.

On May 12, 2020, pursuant to a privately-negotiated exchange agreement, an investor holding $150,000 principal amount of the Company’s outstanding 2022 Notes agreed to exchange such notes for $375,000 principal amount of 2025 Notes in a private placement transaction. This issuance of 2025 Notes was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act. The disclosure in Note 4, Debt, in the accompanying unaudited condensed consolidated financial statements includes a description of the terms of conversion of the 2025 Notes and is incorporated herein by reference.

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

10.1
Underwriting Agreement, dated May 7, 2020, between Inseego Corp. and Stifel, Nicolaus & Company, v Incorporated as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed May 12, 2020).

10.2
Form of Exchange Agreement, dated May 12, 2020, between Inseego Corp. and certain investors holding the Company’s 5.50% Convertible Senior Notes due 2022 (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed May 12, 2020).

10.3
Base Indenture, dated May 12, 2020, between Inseego Corp. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 12, 2020).

10.4
First Supplemental Indenture, dated May 12, 2020, between Inseego Corp. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 12, 2020).

10.5	Form of 3.25% convertible senior note due 2025 (included in Exhibit 10.4).
10.6	Amended Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 24, 2020).
31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date: August 10, 2020	Inseego Corp.

	By:	/s/ DAN MONDOR
Dan Mondor
Chief Executive Officer

By:	/s/ STEPHEN SMITH
Stephen Smith
Chief Financial Officer