Form 10-Q
period 2020-09-30
INSEEGO CORP.
filed 2020-11-06
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of November 3, 2020 was 98,880,267.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,994	$12,074
Accounts receivable, net of allowance for doubtful accounts of $1,701 and $2,133, respectively	38,042	19,656
Inventories, net	24,241	25,290
Prepaid expenses and other	10,962	7,117
Total current assets	115,239	64,137
Property, plant and equipment, net of accumulated depreciation of $18,606 and $16,017, respectively	13,052	10,756
Rental assets, net of accumulated depreciation of $13,934 and $12,791, respectively	5,069	5,385
Intangible assets, net of accumulated amortization of $40,772 and $33,011, respectively	51,974	44,392
Goodwill	28,742	33,659
Right-of-use assets, net	9,279	2,657
Other assets	384	387
Total assets	$223,739	$161,373
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$51,098	$26,482
Accrued expenses and other current liabilities	23,263	17,861
DigiCore bank facilities	130	187
Total current liabilities	74,491	44,530
Long-term liabilities:
2025 Notes, net	162,839	—
2022 Notes, net	—	101,334
Term loan, net	—	46,538
Deferred tax liabilities, net	3,278	3,949
Other long-term liabilities	10,353	2,380
Total liabilities	250,961	198,731
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 and 10,000 shares designated, respectively, 35,000 and 10,000 shares issued and outstanding, respectively, liquidation preference of $1,000 per share (plus any accrued but unpaid dividends)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 98,788,531 and 81,974,051 shares issued and outstanding, respectively	99	82
Additional paid-in capital	706,212	584,862
Accumulated other comprehensive loss	(14,613)	(3,879)
Accumulated deficit	(718,829)	(618,303)
Total stockholders’ deficit attributable to Inseego Corp.	(27,131)	(37,238)
Noncontrolling interests	(91)	(120)
Total stockholders’ deficit	(27,222)	(37,358)
Total liabilities and stockholders’ deficit	$223,739	$161,373
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues:
IoT & Mobile Solutions	$77,342	$47,733	$189,071	$123,548
Enterprise SaaS Solutions	12,898	14,983	38,698	43,615
Total net revenues	90,240	62,716	227,769	167,163
Cost of net revenues:
IoT & Mobile Solutions	60,135	38,482	148,414	101,607
Enterprise SaaS Solutions	4,935	5,609	14,958	16,616
Total cost of net revenues	65,070	44,091	163,372	118,223
Gross profit	25,170	18,625	64,397	48,940
Operating costs and expenses:
Research and development	10,684	6,655	29,448	15,328
Sales and marketing	8,446	7,149	25,849	20,769
General and administrative	8,699	7,148	23,257	21,086
Amortization of purchased intangible assets	779	847	2,358	2,575
Total operating costs and expenses	28,608	21,799	80,912	59,758
Operating loss	(3,438)	(3,174)	(16,515)	(10,818)
Other income (expense):
Loss on debt conversion and extinguishment, net	(1,180)	—	(76,354)	—
Interest expense, net	(1,657)	(5,119)	(8,197)	(15,336)
Other income (expense), net	1,053	(307)	2,818	(66)
Loss before income taxes	(5,222)	(8,600)	(98,248)	(26,220)
Income tax provision	217	223	193	793
Net loss	(5,439)	(8,823)	(98,441)	(27,013)
Less: Net loss (income) attributable to noncontrolling interests	(3)	17	(29)	(57)
Net loss attributable to Inseego Corp.	(5,442)	(8,806)	(98,470)	(27,070)
Series E preferred stock dividends	(829)	(131)	(2,056)	(131)
Net loss attributable to common shareholders	$(6,271)	$(8,937)	$(100,526)	$(27,201)
Per share data:
Net loss per common share:
Basic and diluted	$(0.06)	$(0.11)	$(1.06)	$(0.35)
Weighted-average shares used in computation of net loss per common share:
Basic and diluted	98,016,798	79,550,445	95,136,713	77,606,317

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(5,439)	$(8,823)	$(98,441)	$(27,013)
Foreign currency translation adjustment	1,170	(4,119)	(10,734)	(2,912)
Total comprehensive loss	$(4,269)	$(12,942)	$(109,175)	$(29,925)
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, June 30, 2019	—	$—	78,985	$79	$562,405	$(3,670)	$(596,081)	$(61)	$(37,328)
Net loss	—	—	—	—	—	—	(8,806)	(17)	(8,823)
Foreign currency translation adjustment	—	—	—	—	—	(4,119)	—	—	(4,119)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	645	—	601	—	—	—	601
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(942)	—	—	—	(942)
Issuance of Series E preferred shares	10	—	—	—	10,000	—	—	—	10,000
Issuance of common shares	—	—	196	1	1,037	—	—	—	1,038
Share-based compensation	—	—	—	—	1,253	—	—	—	1,253
Series E preferred stock dividends	—	—	—	—	131	—	(131)	—	—
Balance, September 30, 2019	10	$—	79,826	$80	$574,485	$(7,789)	$(605,018)	$(78)	$(38,320)

Balance, June 30, 2020	35	$—	97,018	$97	$686,410	$(15,783)	$(712,558)	$(94)	$(41,928)
Net (loss) income	—	—	—	—	—	—	(5,442)	3	(5,439)
Foreign currency translation adjustment	—	—	—	—	—	1,170	—	—	1,170
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	504	1	1,485	—	—	—	1,486
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(45)	—	—	—	(45)
Issuance of common shares under settlement agreement			90	—	972	—		—	972
Issuance of common stock in connection with the Notes Exchange	—	—	—	—	1	—	—	—	1
Issuance of common shares in connection with conversion of 2025 Notes	—	—	1,177	1	14,353	—	—	—	14,354
Share-based compensation	—	—	—	—	2,207	—	—	—	2,207
Series E preferred stock dividends	—	—	—	—	829	—	(829)	—	—
Balance, September 30, 2020	35	$—	98,789	$99	$706,212	$(14,613)	$(718,829)	$(91)	$(27,222)

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	73,980	$74	$546,230	$(4,877)	$(577,817)	$(135)	$(36,525)
Net (loss) income	—	—	—	—	—	—	(27,070)	57	(27,013)
Foreign currency translation adjustment	—	—	—	—	—	(2,912)	—	—	(2,912)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	1,382	1	1,516	—	—	—	1,517
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(1,260)	—	—	—	(1,260)
Exercise of warrants	—		4,222	4	10,635	—	—	—	10,639
Issuance of Series E preferred shares	10	—	—	—	10,000	—	—	—	10,000
Issuance of common shares	—	—	242	1	1,278	—	—	—	1,279
Share-based compensation	—	—	—	—	5,955	—	—	—	5,955
Series E preferred stock dividends	—	—	—	—	131	—	(131)	—	—
Balance, September 30, 2019	10	$—	79,826	$80	$574,485	$(7,789)	$(605,018)	$(78)	$(38,320)

Balance, December 31, 2019	10	$—	81,974	$82	$584,862	$(3,879)	$(618,303)	$(120)	$(37,358)
Net (loss) income	—	—	—	—	—	—	(98,470)	29	(98,441)
Foreign currency translation adjustment	—	—	—	—	—	(10,734)	—	—	(10,734)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	1,471	2	3,196	—	—	—	3,198
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(326)	—	—	—	(326)
Issuance of Series E preferred stock	25	—	—	—	25,000	—	—	—	25,000
Issuance of Series E preferred stock in lieu of interest	2	—	—	—	2,330	—	—	—	2,330
Repurchase of Series E preferred stock	(2)	—	—	—	(2,354)	—	—	—	(2,354)
Issuance of common shares in connection with private exchanges of 2022 Notes	—	—	13,739	14	66,074	—	—	—	66,088
Issuance of common shares in connection with conversion of 2025 Notes	—	—	1,177	1	14,353	—	—	—	14,354
Exercise of warrants	—	—	338	—	1,861	—	—	—	1,861
Share-based compensation	—	—	—	—	8,188	—	—	—	8,188
Series E preferred stock dividends	—	—	—	—	2,056	—	(2,056)	—	—
Issuance of common shares under settlement agreement			90	—	972	—	—	—	972
Balance, September 30, 2020	35	$—	98,789	$99	$706,212	$(14,613)	$(718,829)	$(91)	$(27,222)

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(98,441)	$(27,013)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,948	12,770
Provision for bad debts, net of recoveries	240	691
Provision for excess and obsolete inventory, net of recoveries	430	389
Share-based compensation expense	8,188	5,955
Amortization of debt discount and debt issuance costs	3,632	7,329
Fair value adjustment on derivative instrument	(1,372)	—
Loss on debt conversion and extinguishment, net	76,354	—
Deferred income taxes	110	(13)
Other	50	1,349
Changes in assets and liabilities:
Accounts receivable	(19,065)	(1,912)
Inventories	(2,078)	(2,525)
Prepaid expenses and other assets	(3,918)	(4,535)
Accounts payable	25,170	(8,887)
Accrued expenses, income taxes, and other	11,464	1,404
Net cash provided by (used in) operating activities	16,712	(14,998)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,084)	(4,169)
Proceeds from the sale of property, plant and equipment	327	454
Additions to capitalized software development costs and purchases of intangible assets	(20,216)	(16,800)
Net cash used in investing activities	(24,973)	(20,515)
Cash flows from financing activities:
Gross proceeds from the issuance of 2025 Notes	100,000	—
Payment of issuance costs related to 2025 Notes	(3,600)	—
Cash paid to investors in private exchange transactions	(32,062)	—
Payoff of term loan and related extinguishment costs	(48,830)	—
Gross proceeds received from issuance of Series E preferred stock	25,000	10,000
Repurchase of Series E preferred stock	(2,354)	—
Proceeds from the exercise of warrants to purchase common stock	1,861	10,639
Net borrowing (repayment) of DigiCore bank and overdraft facilities	110	(1,159)
Principal payments under finance lease obligations	(2,243)	(795)
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	2,872	257
Net cash provided by financing activities	40,754	18,942
Effect of exchange rates on cash	(2,573)	(560)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,920	(17,131)
Cash, cash equivalents and restricted cash, beginning of period	12,074	31,076
Cash, cash equivalents and restricted cash, end of period	$41,994	$13,945
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$640	$6,231
Income taxes	$286	$583
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$2,650	$2,712
Capital expenditures financed through accounts payable	$3,786	$799
Right-of-use assets obtained in exchange for operating leases liabilities	$7,704	$3,554
Issuance of common stock under Settlement Agreement	$972	$1,279
Preferred stock issued in extinguishment of term loan accrued interest	$2,330	$—
Debt discount and issuance costs extinguished in notes conversion	$1,728	$—
2022 Notes conversion to equity	$59,907	$—
Novatel Wireless Notes conversion to equity	$250	$—
2025 Notes issued to extinguish the 2022 Notes	$80,375	$—
2025 Notes conversion, including shares issued in satisfaction of interest make-whole payment	$14,353	$—

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Inseego Corp. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at September 30, 2020 and the results of the Company’s operations for the three and nine months ended September 30, 2020 and 2019 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, except otherwise disclosed herein, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The year-end condensed consolidated balance sheet data as of December 31, 2019 was derived from the Company’s audited consolidated financial statements and may not include all disclosures required by accounting principles generally accepted in the United States. Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net loss, assets, liabilities or stockholders’ deficit. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
Risks and Uncertainties
In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, resulting in shutdowns of manufacturing and commerce globally in the months that followed. Since then, the COVID-19 pandemic has spread to multiple countries worldwide, including the United States and has resulted in authorities implementing numerous measures to try to contain the disease or slow its spread, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent the spread of the disease, all of which are uncertain and cannot be predicted.

Liquidity
As of September 30, 2020, the Company had available cash and cash equivalents totaling $42.0 million and working capital of $40.7 million.
In order to make continued growth investments, on March 6, 2020, the Company issued and sold 25,000 shares of Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”), for an aggregate purchase price of $25.0 million.
In the first quarter of 2020, $59.9 million of the Company’s 5.5% convertible senior notes due 2022 (the “2022 Notes” formerly referred to as the “Inseego Notes”) were exchanged for common stock in private exchange transactions. Additionally, in the second quarter of 2020, the Company restructured its outstanding debt by completing a $100.0 million registered public offering (the “Offering”) of 3.25% convertible senior notes due 2025 (the “2025 Notes”) and also entered in privately-negotiated Exchange Agreements, pursuant to which an aggregate of $45.0 million in principal amount of the 2022 Notes were exchanged for an aggregate of $32 million in cash and $80.4 million in principal amount of the 2025 Notes (the “Private Exchange Transactions”). In the third quarter of 2020, the Company redeemed the remaining $2,000 principal amount of the 2022 Notes.
During the quarter ended September 30, 2020, certain holders of the 2025 Notes converted approximately $13.5 million in principal amount of the 2025 Notes into 1,177,156 shares of the Company’s common stock in accordance with the terms of such notes. As of September 30, 2020, the Company’s outstanding debt primarily consisted of $166.9 million in principal amount of 2025 Notes.
The Company has a history of operating and net losses and overall usage of cash from operating and investing activities. The Company’s management believes that its cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet its cash flow needs for the next twelve months from the filing date of this report. The Company’s ability to attain more profitable operations and continue to generate positive cash flow is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of ongoing litigation, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on its ability to achieve its intended business objectives.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s liquidity could be impaired if there is any interruption in its business operations, a material failure to satisfy its contractual commitments or a failure to generate revenue from new or existing products. There can be no assurance that any required or desired restructuring or financing will be available on terms favorable to the Company, or at all. Additionally, the Company is uncertain of the full extent to which the COVID-19 pandemic will impact the Company’s business, operations and financial results.
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
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ materially from these estimates. Significant estimates include revenue recognition, capitalized software costs, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, valuation of debt obligations, valuation of derivatives, royalty costs, accruals relating to litigation, income taxes and share-based compensation expense. The inputs related to certain estimates include consideration of the economic impact of the COVID-19 pandemic. As the impact of the COVID-19 pandemic continues to develop, these estimates could carry a higher degree of variability and volatility, and may change materially in future periods.

Sources of Revenue

The Company generates revenue from a broad range of product sales including intelligent wireless hardware products for the worldwide mobile communications, and industrial Internet of Things (“IoT”) markets, and various Software as a Service (“SaaS”) products. The Company’s products principally include intelligent mobile hotspots, wireless routers for IoT applications, USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud software services designed to enable customers to easily analyze data insights and configure and manage their hardware.
The Company classifies its revenues from the sale of its products and services into two distinct groupings, specifically IoT & Mobile Solutions and Enterprise SaaS Solutions. Both IoT & Mobile Solutions and Enterprise SaaS Solutions revenues include any hardware and software required for the respective solution.
IoT & Mobile Solutions. The IoT & Mobile Solutions portfolio is comprised of end-to-end edge to cloud solutions including 4G LTE mobile broadband gateways, routers, modems, hotspots, HD quality VoLTE based wireless home phones, cloud management software and an advanced portfolio of 5G products. The solutions are offered under the MiFi™ brand for consumer and enterprise markets, and under the Skyus brand for industrial IoT markets. Effective in the third quarter ended on September 30, 2020, IoT & Mobile Solutions now also includes the Company’s Device Management System (“DMS”), rebranded as Inseego SubscribeTM, a hosted SaaS platform that helps organizations manage the selection, deployment and spend of their customer’s wireless assets, helping them save money on personnel and telecom expenses. The Company reclassified its Inseego Subscribe revenue stream from Enterprise SaaS solutions to better reflect the Company's end user delineation. This reclassification had no impact on previously reported total net revenue, gross profit, or net loss.
Enterprise SaaS Solutions. The Enterprise SaaS Solutions portfolio consists of various subscription offerings to gain access to the Company’s Ctrack telematics platforms, which provide fleet vehicle, aviation ground vehicle and asset tracking and performance information, and other telematics applications.
Reclassification
Certain reclassifications have been made to the prior period condensed consolidated statement of operations to conform to the current period presentation.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Convertible Debt Instruments

The Company accounts for its convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects the Company's nonconvertible debt borrowing rate. The Company determines the carrying amount of the liability component by measuring the fair value of similar debt instruments that do not have the conversion feature. If a similar debt instrument does not exist, the Company estimates the fair value by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatility. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions require significant judgment and could have a significant impact on the determination of the debt component and the associated non-cash interest expense.

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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2. Financial Statement Details
Inventories, net
Inventories, net, consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Finished goods	$20,299	$21,229
Raw materials and components	3,942	4,061
Total inventories, net	$24,241	$25,290
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Royalties	$2,672	$1,415
Payroll and related expenses	5,426	2,716
Professional fees	1,522	483
Accrued interest	2,078	1,543
Deferred revenue	4,295	2,235
Operating lease liabilities	1,327	1,101
Acquisition-related liabilities	—	1,000
Other	5,943	7,368
Total accrued expenses and other current liabilities	$23,263	$17,861

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash and cash equivalents	$41,994	$12,074	$13,945	$31,015
Restricted cash	—	—	—	61
Total cash, cash equivalents and restricted cash	$41,994	$12,074	$13,945	$31,076

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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the nine months ended September 30, 2020.
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of September 30, 2020 (in thousands):

	Balance as of September 30, 2020	Level 1
Assets:
Cash equivalents
Money market funds	$126	$126
Total cash equivalents	$126	$126

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Balance as of September 30, 2020	Level 3
Liabilities:
2025 Notes
Interest make-whole payment	$2,929	$2,929
Total embedded derivatives	$2,929	$2,929

The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model with the following key assumptions:

	May 12, 2020	September 30, 2020
Volatility	60%	50%
Stock price	$10.62 per share	$10.32 per share
Credit spread	14.97%	21.50%
Term	4.97 years	4.59 years
Dividend yield	—%	—%
Risk-free rate	0.34%	0.26%

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the nine months ended September 30, 2020 (in thousands):

	Balance as of December 31, 2019	Additions	Conversions	Change in fair value	Balance as of September 30, 2020
Liabilities:
Interest make-whole payment	$—	$4,582	$(281)	$(1,372)	$2,929

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
As of December 31, 2019 the Company had no Level 3 financial instruments.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of the 2025 Notes.

On May 12, 2020, the Company issued $180.4 million in aggregate principal amount of 2025 Notes, and restructured its outstanding debt as described further in Note 4, Debt. The Company carries its 2025 Notes at amortized cost adjusted for changes in fair value of the embedded derivative. It is not practicable to determine the fair value of the 2025 Notes due to the lack of information available to calculate the fair value of such notes.

The Company evaluated the 2025 Notes under ASC 815 and identified an embedded derivative that required bifurcation. The embedded derivative is an interest make-whole payment that was valued at $4.6 million on May 12, 2020.

Changes in the fair value of the interest make-whole payment are included in the Company’s condensed consolidated statement of operations for the current quarter within other income (expense), net. During the quarter ended September 30, 2020, certain holders of the 2025 Notes converted an aggregate of approximately $13.5 million in principal amount of the 2025 Notes into shares of the Company’s common stock in accordance with the terms of such notes and a portion of the embedded derivative was settled in shares of the Company’s common stock resulting in $0.3 million of the derivative liability being extinguished upon conversion. As of September 30, 2020, the embedded derivative had a fair value of $2.9 million and a $1.4 million gain on the change in fair value was recorded to other income (expense), net, on the consolidated statement of operations.

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

On March 31, 2020, the Company issued 2,330 shares of Series E Preferred Stock to South Ocean Funding L.L.C (“South Ocean”), the Lender holding all of the aggregate principal amount then outstanding under the Credit Agreement in satisfaction of all then accrued interest under the Credit Agreement.

On May 12, 2020, the Company used a portion of the proceeds from the Offering to repay in full the Term Loan and terminate the Credit Agreement. The amounts paid included $47.5 million in outstanding principal, approximately $0.5 million in interest accrued thereon, and a prepayment fee of $1.4 million. The Company also used a portion of the proceeds of the Offering to repurchase the 2,330 shares of Series E Preferred Stock that had been issued to South Ocean for $2.4 million.

The Term Loan bore interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 7.625%.

The Term Loan consisted of the following (in thousands):

December 31, 2019
Principal	$47,500
Less: unamortized debt discount and issuance costs	(962)
Net carrying amount	$46,538

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The effective interest rate on the Term Loan was 15.19% for the nine months ended September 30, 2020. The following table sets forth total interest expense recognized related to the Term Loan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$—	$1,225	$1,667	$3,615
Amortization of debt discount	—	333	859	999
Amortization of debt issuance costs	—	40	103	120
Total interest expense	$—	$1,598	$2,629	$4,734

Convertible Notes

2025 Notes

On May 12, 2020, the Company completed its registered public Offering of $100.0 million aggregate principal amount of 2025 Notes.

On May 12, 2020, the Company also entered into separate privately-negotiated Exchange Agreements with certain holders of the 2022 Notes. Pursuant to the Exchange Agreements, these noteholders agreed to exchange the 2022 Notes that they held (representing an aggregate of $45.0 million principal amount of 2022 Notes with an estimated fair value of approximately $112.4 million as of the date of exchange) for an aggregate of $32.0 million in cash and $80.4 million principal amount of 2025 Notes in private placement transactions that closed concurrently with the registered Offering. In connection therewith, the Company recorded a loss of $67.2 million on debt conversion and extinguishment, net in the condensed consolidated statement of operations. The 2025 Notes issued in the Private Exchange Transactions are part of the same series as the 2025 Notes issued in the registered Offering.

During the quarter ended September 30, 2020, certain holders of the 2025 Notes converted an aggregate of approximately $13.5 million in principal amount of the 2025 Notes into 1,177,156 shares of the Company’s common stock, including 108,572 shares of common stock issued in satisfaction of the interest make-whole payment. In connection therewith, the Company recorded a loss of $1.2 million on debt conversion, net in the condensed consolidated statement of operations.

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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The estimated fair value of the liability component at the date of issuance was determined using significant assumptions which include an implied credit spread rate for notes with a similar term, the expected volatility and dividend yield of the Company’s common stock and the risk-free interest rate.

As of September 30, 2020, $166.9 million in principal amount of the 2025 Notes were outstanding, $80.4 million of which were held by related parties.

The 2025 Notes consist of the following (in thousands):

September 30, 2020
Liability component
Principal	$166,898
Add: fair value of embedded derivative	2,929
Less: unamortized debt discount	(3,915)
Less: unamortized issuance costs	(3,073)
Net carrying amount	$162,839

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The effective interest rate on the liability component of the 2025 Notes was 4.03% for the nine months ended September 30, 2020. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Contractual interest expense	$1,278	$2,078
Amortization of debt discount	217	341
Amortization of debt issuance costs	172	268
Total interest expense	$1,667	$2,687

As the offering of the 2025 Notes took place during the nine months ended September 30, 2020, there was no interest expense in the comparable three and nine month periods of 2019.

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

The 2022 Notes consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Liability component
Principal	$—	$105,125
Less: unamortized debt discount and issuance costs	—	(3,791)
Net carrying amount	$—	$101,334

The effective interest rate on the liability component of the 2022 Notes was 12.89% for the nine months ended September 30, 2020. The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$—	$1,446	$768	$4,337
Amortization of debt discount	—	1,955	1,952	5,866
Amortization of debt issuance costs	—	115	111	344
Total interest expense	$—	$3,516	$2,831	$10,547

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Novatel Wireless Notes
On June 10, 2015, Novatel Wireless, Inc., a wholly owned subsidiary of Inseego Corp. (“Novatel Wireless”), issued $120.0 million of 5.50% convertible senior notes due 2020 (the “Novatel Wireless Notes”), which were governed by the terms of an indenture, dated June 10, 2015, between Novatel Wireless, as issuer, Inseego and Wilmington Trust, National Association, as trustee, as amended by certain supplemental indentures (the “Novatel Indenture”). On January 9, 2017, in connection with the settlement of an exchange offer and consent solicitation with respect to the Novatel Wireless Notes (the “Note Exchange”), approximately $119.8 million aggregate principal amount of outstanding Novatel Wireless Notes were validly tendered and accepted for exchange and subsequently canceled. In February 2020, the holders of the remaining $250,000 of the aggregate principal amount of Novatel Wireless Notes that remained outstanding following the Note Exchange, converted their Novatel Wireless Notes into 50,000 shares of Inseego Corp. common stock, at the conversion price of $5.00 per share, in accordance with the terms of the Novatel Indenture. Accordingly, no Novatel Wireless Notes were outstanding as of September 30, 2020.

5. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$308	$202	$1,296	$899
Research and development	491	183	2,292	1,315
Sales and marketing	531	307	1,810	1,339
General and administrative	877	561	2,790	2,402
Total	$2,207	$1,253	$8,188	$5,955
Stock Options
The following table summarizes the Company’s stock option activity:

Outstanding — December 31, 2019	9,044,304
Granted	1,526,000
Exercised	(910,490)
Canceled	(450,777)
Outstanding — September 30, 2020	9,209,037
Exercisable — September 30, 2020	4,034,796
At September 30, 2020, total unrecognized compensation expense related to stock options was $13.6 million, which is expected to be recognized over a weighted-average period of 2.66 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

Non-vested — December 31, 2019	400,315
Granted	437,413
Vested	(486,092)
Forfeited	(4,584)
Non-vested — September 30, 2020	347,052
At September 30, 2020, total unrecognized compensation expense related to RSUs was $1.4 million, which is expected to be recognized over a weighted-average period of 1.82 years.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
For the three months ended September 30, 2020, the computation of diluted EPS excluded 26,839,771 shares related to the convertible notes, stock options and RSUs as their effect would have been anti-dilutive. For the nine months ended September 30, 2020, the computation of diluted EPS excluded 26,839,771 shares primarily related to the convertible notes, warrants, stock options and RSUs as their effect would have been anti-dilutive.
7. Private Placements
Common Stock
On August 6, 2018, the Company completed a private placement of 12,062,000 shares of common stock, par value $0.001 per share, and warrants to purchase an additional 4,221,700 shares of common stock (the “2018 Warrants”), subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, to certain accredited investors. On March 28, 2019, the 2018 Warrants were exercised at an exercise price of $2.52 per share, for aggregate cash proceeds to the Company of approximately $10.6 million. In connection with the exercise of the 2018 Warrants, on March 28, 2019, the Company issued additional warrants to purchase 2,500,000 shares of common stock (the “2019 Warrants”) to the accredited investors. Each 2019 Warrant has an initial exercise price of $7.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, became exercisable on September 28, 2019, and will expire on June 30, 2022.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States and Canada	$77,208	$47,378	$188,638	$122,331
South Africa	6,836	9,237	20,930	26,164
Other	6,196	6,101	18,201	18,668
Total	$90,240	$62,716	$227,769	$167,163
Concentrations of Risk
For the three months ended September 30, 2020 and 2019, one customer accounted for 58.4% and 57.7% of net revenues, respectively.
For the nine months ended September 30, 2020 and 2019, one customer accounted for 56.4% and 55.8% of net revenues, respectively.
As of September 30, 2020, one customer accounted for 53.0% of accounts receivable, net. As of December 31, 2019, two customers accounted for 25.0% and 11.2% of accounts receivable, net, respectively.

9. Commitments and Contingencies
Legal
The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. For example, the Company is currently named as a defendant or co-defendant in several patent infringement lawsuits in the U.S. and may be required to indirectly participate in other U.S. patent infringement actions pursuant to its contractual indemnification obligations to certain customers. Based on an evaluation of these matters and discussions with the Company’s intellectual property litigation counsel, the Company currently believes that liabilities arising from or sums paid in settlement of these existing matters, if any, would not have a material adverse effect on its consolidated results of operations or financial condition.
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately instruct its transfer agent to permit the transfer or sale of 973,333 shares of the Company’s common stock that the Company had issued to the former stockholders of RER in March 2017, (iii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iv) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (v) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (vi) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. On July 24, 2020, the Company issued 89,928 shares of common stock to the former stockholders of RER in satisfaction of all remaining liabilities under the Settlement Agreement.

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
Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of September 30, 2020, the Company had right-of-use assets of $9.3 million and lease liabilities related to its operating leases of $10.0 million. Right-of-use assets are included in right-of-use assets, net, on the condensed consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in accrued expenses and other liabilities and other long-term liabilities on the condensed consolidated balance sheet. As of September 30, 2020, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were 6.0 years and 9.1%, respectively.
During the nine months ended September 30, 2020 and 2019, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $0.5 million and $1.6 million, respectively, which is included as an operating cash outflow within the consolidated statements of cash flows. During the nine months ended September 30, 2020 and 2019, the operating lease costs related to the Company’s operating leases were approximately $0.7 million and $1.4 million, respectively, which is included in operating costs and expenses in the condensed consolidated statements of operations. During the nine months ended September 30, 2020, the Company entered into a lease agreement for its new corporate offices and renewed the lease on an R&D facility for which right-of-use assets were recorded in exchange for new lease liabilities.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The future minimum payments under operating leases were as follows at September 30, 2020 (in thousands):

2020 (remainder)	$495
2021	2,330
2022	2,190
2023	1,887
2024	1,769
Thereafter	4,437
Total minimum operating lease payments	13,108
Less: amounts representing interest	(3,126)
Present value of net minimum operating lease payments	9,982
Less: current portion	(1,327)
Long-term portion of operating lease obligations	$8,655

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
11. Income Taxes
The Company’s income tax provision of $0.2 million for each of the three months ended September 30, 2020 and 2019, and $0.2 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively, consisted primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company’s income tax expense is different than the expected expense (or benefit) based on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities and many of its foreign subsidiaries.

On May 12, 2020, the Company issued $180.4 million of 2025 Notes in a financing which allowed it to redeem the remaining outstanding 2022 Notes and pay off the Term Loan. The loss on the extinguishment of the 2022 Notes did not impact the Company’s tax expense or net deferred tax liabilities given the full valuation allowance against the Company’s significant net operating losses.

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
Trademarks
“Inseego”, the Inseego logo, “DigiCore”, “Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “Ctrack”, the Ctrack logo, “Inseego North America”, “Inseego Subscribe”, and “Skyus” are trademarks or registered trademarks of Inseego and its subsidiaries. Other trademarks, trade names or service marks used in this report are the property of their respective owners.
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
Business Overview
Inseego Corp. is a leader in the design and development of fixed and mobile wireless solutions (advanced 4G and 5G NR), industrial IoT (“IoT”) and cloud solutions for large enterprise verticals, service providers and small and medium-sized businesses around the globe. Our customers include wireless service providers, Fortune 500 enterprises, consumers, governments and first responders. Our product portfolio consists of fixed and mobile device-to-cloud solutions that provide compelling, intelligent, reliable and secure end-to-end IoT services with deep business intelligence. Inseego’s products and solutions, designed and developed in the U.S., power mission critical applications with a “zero unscheduled downtime” mandate, such as our 5G fixed wireless access (“FWA”) gateway solutions, 4G and 5G mobile broadband, IoT applications such as SD WAN failover management, asset tracking and fleet management services. Our solutions are powered by our key wireless innovations in mobile and FWA technologies, including a suite of products employing the 5G NR standards, and purpose-built SaaS cloud platforms.
We have been at the forefront of the ways in which the world stays connected and accesses information, and protects, and derives intelligence from that information. With multiple first-to-market innovations across a number of wireless technologies, including 5G, and a strong and growing portfolio of hardware and software innovations for IoT solutions, Inseego has been advancing technology and driving industry transformations for over 30 years. It is this proven expertise, commitment to quality, obsession with innovation and a relentless focus on execution that makes us a preferred global partner of service providers, distributors, value-added resellers, system integrators, and enterprises worldwide.
Our Sources of Revenue
We provide intelligent wireless 3G, 4G and 5G hardware products for the worldwide mobile communications and in IoT markets. Our hardware products address multiple vertical markets including private LTE/5G networks, the First Responders Network Authority/Firstnet, SD-WAN, telematics, remote monitoring and surveillance, and fixed wireless access and mobile broadband devices. Our broad range of products principally includes intelligent 4G and 5G fixed wireless routers and gateways, and mobile hotspots, and wireless gateways and routers for IoT applications, Gb speed 4G LTE hotspots and USB modems and integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights and configure/manage their hardware remotely. Our products currently operate on most major global cellular wireless networks. Our mobile hotspots sold under the MiFi brand have been sold to millions of end users, and provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our wireless standalone and USB modems and gateways allow us to address the rapidly growing and underpenetrated IoT market segments. Our telematics and mobile asset tracking hardware devices collect and control critical vehicle data and driver behaviors, and can reliably deliver that information to the cloud, all managed by our services enablement platforms.
Our MiFi customer base is comprised of wireless operators to whom we provide intelligent fixed and mobile wireless devices. These wireless operators include Verizon Wireless, AT&T, and Sprint in the United States, Rogers in Canada, Telstra in Australia, as well as other international wireless operators, distributors and various companies in other vertical markets and geographies.
We sell our wireless routers for IoT, integrated telematics and mobile tracking hardware devices through our direct sales force, value-added resellers and through distributors. The customer base for our IoT products is comprised of transportation companies, industrial enterprises, manufacturers, application service providers, system integrators and distributors in various industries, including fleet and vehicle transportation, aviation ground service management, energy and industrial automation, security and safety, medical monitoring and government. Integrated telematics and asset tracking devices are also sold under our Ctrack brand and provided as part of our integrated SaaS solutions.
We sell SaaS, software and services solutions across multiple mobile and IoT vertical markets, including fleet management, vehicle telematics, stolen vehicle recovery, asset tracking, monitoring, business connectivity and subscription management. Our SaaS platforms are device-agnostic and provide a standardized, scalable way to order, connect and manage remote assets and to improve business operations. The platforms are flexible and support both on-premise server or cloud-based deployments and are the basis for the delivery of a wide range of IoT services in multiple industries.
We classify our revenues from the sale of our products and services into two distinct groupings, specifically IoT & Mobile Solutions and Enterprise SaaS Solutions. Both IoT & Mobile Solutions and Enterprise SaaS Solutions revenues include any hardware and software required for the respective solution. Effective in the third quarter ended on September 30, 2020, our IoT & Mobile Solutions now also includes our Device Management System (“DMS”), rebranded as Inseego SubscribeTM, a hosted SaaS platform that helps organizations manage the selection, deployment and spend of their customer’s wireless assets, helping them save money on personnel and telecom expenses. We reclassified our Inseego Subscribe revenue stream, from Enterprise SaaS solutions, to better reflect our end user delineation.

Our SaaS delivery platforms include our Ctrack platforms, which provide fleet, vehicle, aviation, asset and other telematics applications.
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
We anticipate introducing additional products during the next twelve months, including SaaS telematics solutions and additional service offerings, IoT hardware and services, and other mobile and fixed wireless devices targeting the emerging 5G market. We continue to develop and maintain strategic relationships with service providers and other wireless industry leaders such as Verizon Wireless, T-Mobile, Sprint, and Qualcomm. Through strategic relationships, we have been able to maintain market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.
In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, resulting in shutdowns of manufacturing and commerce globally in the months that followed. Since then, the COVID-19 pandemic has spread to multiple countries worldwide, including the United States, and has resulted in authorities implementing numerous measures to try to contain the disease or slow its spread, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns.

The demand environment for our 5G products during the three months ended September 30, 2020 was consistent with our expectations, with continued demand for our products due to a dramatic increase around the world in remote or tele-work and learning due to the COVID-19 pandemic. While demand for our products continues to be robust, the macroeconomic environment remains uncertain and the demand for our products may not be sustainable for the long term. We continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses.
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

Convertible Debt Instruments

We account for our convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. We determine the carrying amount of the liability component by measuring the fair value of similar debt instruments that do not have the conversion feature. If a similar debt instrument does not exist, we estimate the fair value by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatility. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions require significant judgment and could have a significant impact on the determination of the debt component and the associated non-cash interest expense.

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

Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Net revenues. Net revenues for the three months ended September 30, 2020 were $90.2 million, compared to $62.7 million for the same period in 2019.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
Product Category	2020	2019	$	%
IoT & Mobile Solutions	$77,342	$47,733	$29,609	62.0%
Enterprise SaaS Solutions	12,898	14,983	(2,085)	(13.9)%
Total	$90,240	$62,716	$27,524	43.9%

IoT & Mobile Solutions. The increase in IoT & Mobile Solutions net revenues is primarily a result of increased sales in our LTE gigabit hotspots, the introduction of our second-generation 5G hotspot related to our MiFi business, and increased revenues in our DMS business due to subscriber growth. As a result of the COVID-19 pandemic, there has been an increase in demand for our products due to a dramatic increase around the world in remote or tele-work and learning.

Enterprise SaaS Solutions. The decrease in Enterprise SaaS Solutions net revenues is primarily a result of lower Ctrack system revenues due to the effects of COVID-19 and the effect of strengthening U.S. Dollar foreign exchange rates on international sales.
Cost of net revenues. Cost of net revenues for the three months ended September 30, 2020 was $65.1 million, or 72.1% of net revenues, compared to $44.1 million, or 70.3% of net revenues, for the same period in 2019.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
Product Category	2020	2019	$	%
IoT & Mobile Solutions	$60,135	$38,482	$21,653	56.3%
Enterprise SaaS Solutions	4,935	5,609	(674)	(12.0)%
Total	$65,070	$44,091	$20,979	47.6%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions cost of net revenues is primarily a result of the increased sales of our LTE gigabit hotspots, and 5G hotspots, as well as associated expenses such as freight and royalties. As a result of the COVID-19 pandemic, there has been an increase in demand for our products due to a dramatic increase around the world in remote or tele-work and learning.
Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues decreased as a result of lower Ctrack system revenues, partially offset by the effect of strengthening U.S. Dollar foreign exchange rates on international costs.
Gross profit. Gross profit for the three months ended September 30, 2020 was $25.2 million, or a gross margin of 27.9%, compared to $18.6 million, or a gross margin of 29.7%, for the same period in 2019. The increase in gross profit was primarily attributable to the increase in IoT & Mobile Solutions revenues.
Research and development expenses. Research and development expenses for the three months ended September 30, 2020 were $10.7 million, or 11.8% of net revenues, compared to $6.7 million, or 10.6% of net revenues, for the same period in 2019. The increase was primarily a result of increased staffing, test units, and other development spending related to our 5G product programs.

Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2020 were $8.4 million, or 9.4% of net revenues, compared to $7.1 million, or 11.4% of net revenues, for the same period in 2019. The increase was primarily a result of an increase in employment costs attributable to an increase in headcount.
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2020 were $8.7 million, or 9.6% of net revenues, compared to $7.1 million, or 11.4% of net revenues, for the same period in 2019. The increase was primarily a result of increased employment costs attributable to an increase in headcount and non-recurring legal expenses, offset by the effect of strengthening U.S. Dollar foreign exchange rates on international costs.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for each of the three months ended September 30, 2020 and 2019 was $0.8 million.
Loss on debt conversion and extinguishment, net. The loss on debt conversion of $1.2 million for the three months ended September 30, 2020 primarily represents the loss on debt conversion of 2025 Notes. There was no such expense for the same period in 2019.
Interest expense, net. Interest expense, net, for the three months ended September 30, 2020 and 2019 was $1.7 million and $5.1 million, respectively. The decrease in interest expense was due to the reduction in debt associated with the conversion of debt into equity during the three months ended June 30, 2020, payment in full of the Term Loan during the three months ended June 30, 2020, as well as a lower interest rate on the 2025 Notes, as compared to the 2022 Notes.
Other income (expense), net. Other income, net, for the three months ended September 30, 2020 was $1.1 million, which primarily includes the fair value adjustment related to our interest make-whole payment. For the same period in 2019, other expense, net, was $0.3 million which primarily included foreign currency transaction gains and losses.
Income tax provision. The income tax provision of $0.2 million for the three months ended September 30, 2020 and 2019, primarily related to certain of our entities in foreign jurisdictions.
Net loss (income) attributable to noncontrolling interests. Net income attributable to noncontrolling interests for the three months ended September 30, 2020 was $3,000, compared to a net loss attributable to noncontrolling interests of $17,000 for the same period in 2019.
Series E preferred stock dividends. During the three months ended September 30, 2020 and 2019, we recorded dividends of $0.8 million and $0.1 million, respectively, on our Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”).
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net revenues. Net revenues for the nine months ended September 30, 2020 were $227.8 million, an increase of $60.6 million, or 36.3%, compared to the same period in 2019.
The following table summarizes net revenues by our two product categories (dollars in thousands):

	Nine Months Ended September 30,		Change
Product Category	2020	2019	$	%
IoT & Mobile Solutions	$189,071	$123,548	$65,523	53.0%
Enterprise SaaS Solutions	38,698	43,615	(4,917)	(11.3)%
Total	$227,769	$167,163	$60,606	36.3%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions net revenues is primarily a result of increased sales in our LTE gigabit hotspots, 5G hotspots and USB modems, related to our MiFi business, and increased revenues in our DMS business due to subscriber growth. As a result of the COVID-19 pandemic, there has been an increase in demand for our products due to a dramatic increase around the world in remote or tele-work and learning.
Enterprise SaaS Solutions. The decrease in Enterprise SaaS Solutions net revenues is primarily a result of lower Ctrack system revenues due to the effects of COVID-19 in fiscal 2020.
Cost of net revenues. Cost of net revenues for the nine months ended September 30, 2020 was $163.4 million or 71.7% of net revenues, compared to $118.2 million or 70.7% of net revenues, for same period in 2019.

The following table summarizes cost of net revenues by our two product categories (dollars in thousands):

	Nine Months Ended September 30,		Change
Product Category	2020	2019	$	%
IoT & Mobile Solutions	$148,414	$101,607	$46,807	46.1%
Enterprise SaaS Solutions	14,958	16,616	(1,658)	(10.0)%
Total	$163,372	$118,223	$45,149	38.2%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions cost of net revenues is primarily a result of the increased sales in our LTE gigabit hotspots, 5G hotspots, and USB modems related to our MiFi business, as well as associated expenses such as freight and royalties. As a result of the COVID-19 pandemic, there has been an increase in demand for our products due to a dramatic increase around the world in remote or tele-work and learning.

Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues decreased slightly as a result of lower Ctrack system revenues, partially offset by the effect of strengthening U.S. Dollar foreign exchange rates on international costs.
Gross profit. Gross profit for the nine months ended September 30, 2020 was $64.4 million, or a gross margin of 28.3%, compared to $48.9 million, or a gross margin of 29.3%, for the same period in 2019. The increase in gross profit was primarily attributable to the increase in IoT & Mobile Solutions revenues.
Research and development expenses. Research and development expenses for the nine months ended September 30, 2020 were $29.4 million, or 12.9% of net revenues, compared to $15.3 million, or 9.2% of net revenues, for the same period in 2019. The increase was primarily a result of increased staffing, test units, and other development spending related to our 5G product programs.
Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2020 were $25.8 million, or 11.3% of net revenues, compared to $20.8 million, or 12.4% of net revenues, for the same period in 2019. The increase was primarily a result of an increase in employment costs attributable to an increase in headcount.
General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2020 were $23.3 million, or 10.2% of net revenues, compared to $21.1 million, or 12.6% of net revenues, for the same period in 2019. The increase was primarily a result of an increase in employment costs and non-recurring legal expenses.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the nine months ended September 30, 2020 and 2019 was $2.4 million and $2.6 million, respectively, the decrease was primarily the result of changes in foreign exchange rates.
Loss on debt conversion and extinguishment. The loss on debt conversion and extinguishment expense of $76.4 million for the nine months ended September 30, 2020 primarily represents the loss on debt conversion and extinguishment of the 2022 Notes, including a $7.9 inducement expense incurred in connection with certain conversions of the 2022 Notes, and loss recorded on debt conversion of 2025 Notes. There was no such expense for the same period in 2019.
Interest expense, net. Interest expense, net for each of the nine months ended September 30, 2020 and 2019 was $8.2 million and $15.3 million, respectively. Interest expense is primarily a result of the interest expense and amortization of the debt discount and debt issuance costs related to our Term Loan, 2022 Notes and 2025 Notes. The decrease in interest expense was due to the conversion of debt into equity in the current fiscal year, payment in full of the Term Loan during the nine months ended September 30, 2020, as well as a lower interest rate on the 2025 Notes, as compared to the 2022 Notes.
Other income (expense), net. Other income, net, for the nine months ended September 30, 2020 was $2.8 million, which primarily includes the fair value adjustment related to our interest make-whole payment as well as foreign currency transaction gains and losses, and gains on the sale of certain fixed assets. Other expense, net for the same period in 2019 was $0.1 million, which primarily consisted of foreign currency transaction gains and losses.
Income tax provision. The income tax provision of $0.2 million for the nine months ended September 30, 2020 and the income tax provision of $0.8 million for the same period in 2019, respectively, primarily relate to certain of our entities in foreign jurisdictions.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests for the nine months ended September 30, 2020 was $29,000, compared to a net income attributable to noncontrolling interests of $57,000 for the same period in 2019.
Series E preferred stock dividends. During the nine months ended September 30, 2020 and 2019, we recorded accrued dividends of $2.1 million and $0.1 million, respectively, on our Series E Preferred Stock.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations and financing sources. As of September 30, 2020, we had cash and cash equivalents of $42.0 million and working capital of $40.7 million.
On August 6, 2018, we completed a private placement of 12,062,000 shares of common stock and warrants to purchase an additional 4,221,700 shares of common stock (the “2018 Warrants”).
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
On March 6, 2020, we completed a private placement of 25,000 additional shares of Series E Preferred Stock, for an aggregate purchase price of $25.0 million in accordance with the terms and provisions of a Securities Purchase Agreement, dated March 6, 2020, by and among the Company and an accredited investor.
In the first quarter of 2020, $59.9 million of our 5.5% convertible senior notes due 2022 (the “2022 Notes” formerly referred to as the “Inseego Notes”) were exchanged for common stock in private exchange transactions. Additionally, in the second quarter of 2020, we restructured our outstanding debt by completing a $100.0 million registered public offering (the “Offering”) of 3.25% convertible senior notes due 2025 (the “2025 Notes”) and also entered into privately-negotiated Exchange Agreements, pursuant to which an aggregate of $45 million in principal amount of 2022 Notes were exchanged for an aggregate of $32.0 million in cash paid to the lender and $80.4 million in principal amount of the 2025 Notes. (“the Private Exchange Transactions”). In the third quarter of 2020, we redeemed the remaining $2,000 principal amount of the 2022 Notes.
During the quarter ended September 30, 2020, certain holders of the 2025 Notes converted an aggregate of approximately $13.5 million principal amount of the 2025 Notes into shares of the Company’s common stock in accordance with the terms of such notes.
As of September 30, 2020, our outstanding debt primarily consisted of $166.9 million in principal amount of 2025 Notes.

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

On May 12, 2020, we used a portion of the proceeds from the Offering to repay in full the Term Loan and terminate the Credit Agreement. The amounts paid included $47.5 million in outstanding principal, approximately $0.5 million in interest accrued thereon, and prepayment fees of $1.4 million. We also used a portion of the proceeds from the Offering to repurchase the 2,330 shares of Series E Preferred Stock which had been issued to satisfy accrued interest under the Credit Agreement, for $2.4 million.

The Term Loan bore interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 7.625%.

Convertible Notes

2025 Notes

On May 12, 2020, we completed a registered public Offering of $100.0 million aggregate principal amount of 2025 Notes.

On May 12, 2020, we also entered into separate privately-negotiated Exchange Agreements certain holders of the 2022 Notes. Pursuant to the Exchange Agreements, each of these noteholders agreed to exchange the 2022 Notes that they held (representing an aggregate of $45.0 million principal amount of 2022 Notes with an estimated fair value of approximately $112.4 million as of the date of exchange) for an aggregate of $32.0 million in cash and $80.4 million principal amount of 2025 Notes in concurrent Private Exchange Transactions. The 2025 Notes issued in the Private Exchange Transactions are part of the same series as the 2025 Notes issued in the Offering.

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

During the quarter ended September 30, 2020, certain holders of the 2025 Notes converted an aggregate of approximately $13.5 million in principal amount of the 2025 Notes into 1,177,156 shares of the Company’s common stock, including 108,572 shares of common stock issued in satisfaction of the interest make-whole payment. As of September 30, 2020, $166.9 million in principal amount of the 2025 Notes were outstanding, $80.4 million of which were held by related parties.

2022 Notes

On January 9, 2017, we issued approximately $119.8 million aggregate principal amount of 2022 Notes.

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
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately instruct its transfer agent to permit the transfer or sale of 973,333 shares of the Company’s common stock that the Company had issued to the former stockholders of RER in March 2017, (iii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iv) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (v) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (vi) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. On July 24, 2020, the Company issued 89,928 shares in satisfaction of all remaining liabilities under the Settlement Agreement.

Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$16,712	$(14,998)
Net cash used in investing activities	(24,973)	(20,515)
Net cash provided by financing activities	40,754	18,942
Effect of exchange rates on cash	(2,573)	(560)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,920	(17,131)
Cash, cash equivalents and restricted cash, beginning of period	12,074	31,076
Cash, cash equivalents and restricted cash, end of period	$41,994	$13,945

Operating activities. Net cash provided by operating activities was $16.7 million for the nine months ended September 30, 2020, compared to net cash used in operating activities of $15.0 million for the same period in 2019. Net cash provided by operating activities for the nine months ended September 30, 2020 was primarily attributable to net cash provided by working capital, offset by a non-cash loss on debt conversion and extinguishment, a non-cash fair value adjustment on derivative instrument, charges for the fair value of inducement shares issued in the privately-negotiated exchange transactions with certain holders of the 2022 Notes, charge for the exchange of 2022 Notes for 2025 Notes in a Private Exchange Transaction, debt exchange, depreciation and amortization, including the amortization of debt discount and debt issuance costs, and share-based compensation expense. Net cash used in operating activities for the nine months ended September 30, 2019 was primarily attributable to the net loss in the period and net cash used in working capital, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, provisions for bad debts and excess and obsolete inventory and share-based compensation expense.
Investing activities. Net cash used in investing activities during the nine months ended September 30, 2020 was $25.0 million, compared to net cash used in investing activities of $20.5 million for the same period in 2019. Cash used in investing activities during the nine months ended September 30, 2020 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our products, in large part due to the increase in development in support of 5G products and services. Cash used in investing activities during the same period in 2019 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our products.
Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2020 was $40.8 million, compared to net cash provided by financing activities of $18.9 million for the same period in 2019. Net cash provided by financing activities during the nine months ended September 30, 2020 was primarily related to net proceeds received from the Offering, Private Exchange Transactions, the issuance of Series E Preferred Stock, the exercise of warrants to purchase common stock and stock option exercises and purchases through our employee stock purchase plan, partially offset by the repurchase of Series E preferred stock, principal payments under finance lease obligations and taxes paid on vested restricted stock units, payoff of the Term Loan of $48.8 million and payment of $32 million in cash for the Private Exchange Transactions. Net cash provided by financing activities for the same period in 2019 was primarily related to proceeds received from the issuance of Series E preferred stock, the exercise of warrants to purchase common stock and stock option exercises and purchases through our employee stock purchase plan, partially offset by principal payments under finance lease obligations and taxes paid on vested restricted stock units, and debt repayments related to our previous acquisition of Digicore Holdings Limited.
Other Liquidity Needs
Based on the above, the Company’s management believes that its current cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet its working capital needs over the next twelve months without additional sources of cash.
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
On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), a $2 trillion economic relief bill. Pursuant to the CARES Act's relief related to federal employment taxes, we have elected to defer payment of such taxes beginning in April 2020, with $0.9 million in deferred taxes as of September 30, 2020, which will be due in two equal installments in 2021 and 2022.

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
As required by Rule 13a-15(b) promulgated under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item  1A.    Risk Factors.
There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of the Form 10-K and the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 and June 30, 2020.
Item  2.     Unregistered Sales of Equity Securities and Use of Proceeds.
None, except as previously disclosed in the Company’s Current Reports on Form 8-K, and except for the issuance described below.

On July 24, 2020, the Company issued 89,928 shares of its common stock to the former stockholders of RER in connection with the Settlement Agreement. The shares were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

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

10.1	Amended Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 24, 2020).
10.2*	Transition Agreement dated August 11, 2020 between Inseego Corp. and Stephen M. Smith.
10.3*	Offer Letter dated July 26, 2020 between Inseego Corp. and Craig L. Foster.
10.4*	Change in Control Agreement dated August 17, 2020 between Inseego Corp. and Craig L. Foster.
31.1*	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2020	Inseego Corp.

	By:	/s/ DAN MONDOR
Dan Mondor
Chief Executive Officer

By:	/s/ CRAIG L. FOSTER
Craig L. Foster
Chief Financial Officer