Form 10-K
period 2020-12-31
INSEEGO CORP.
filed 2021-03-01
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission file number: 001-38358
INSEEGO CORP.
(Exact name of registrant as specified in its charter)

Delaware		81-3377646
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

12600 Deerfield Parkway, Suite 100
Alpharetta,	Georgia	30004
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: (858) 812-3400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	INSG	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issue its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2020, as reported by The Nasdaq Global Select Market, was approximately $792.0 million. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The registrant does not have any non-voting common stock outstanding.
The number of shares of the registrant’s common stock outstanding as of February 23, 2021 was 101,932,128.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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
•our ability to make scheduled payments on or to refinance our indebtedness, including our convertible notes obligations;
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
•our contract manufacturers’ ability to secure necessary supply to build our devices;
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
•the emergence of global public health emergencies, such as the outbreak of the 2019 novel coronavirus (2019-nCoV), now known as “COVID-19”, which could extend lead times in our supply chain and lengthen sales cycles with our customers;
•direct and indirect effects of COVID-19 on our employees, customers and supply chain and the economy and financial markets;
•the impact that new or adjusted tariffs may have on the costs of components or our products, and our ability to sell products internationally;
•our ability to be cost competitive while meeting time-to-market requirements for our customers;

•our ability to meet the product performance needs of our customers in wireless broadband data access in industrial IoT (“IIoT”) markets;
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
Trademarks
“Inseego”, “Inseego Subscribe”, “Inseego ManageTM”, the Inseego logo, “DigiCore”, “Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “Ctrack”, the Ctrack logo, “Inseego North America”, and “Skyus” are trademarks or registered trademarks of Inseego and its subsidiaries. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

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
Overview
Inseego Corp. is a leader in the design and development of fixed and mobile wireless solutions (advanced 4G and 5G NR), IIoT and cloud solutions for Fortune 500 enterprises, service providers, small and medium-sized businesses, governments, and consumers around the globe. Our product portfolio consists of fixed and mobile device-to-cloud solutions that provide compelling, intelligent, reliable and secure end-to-end IoT services with deep business intelligence. Inseego’s products and solutions, designed and developed in the U.S., power mission critical applications with a “zero unscheduled downtime” mandate, such as our 5G fixed wireless access (“FWA”) gateway solutions, 4G and 5G mobile broadband, IIoT applications such as SD WAN failover management, asset tracking and fleet management services. Our solutions are powered by our key wireless innovations in mobile and FWA technologies, including a suite of products employing the 5G NR standards, and purpose-built SaaS cloud platforms.
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
Industry Trends
For over two decades, the mobile industry has experienced tremendous advancements and growth. As the largest technology platform in the world, mobile connectivity has changed the way we work, the way we live and the way we connect with each other. The scale and pace of innovation in mobile technology, especially around connectivity and computing capabilities, is also impacting industries beyond traditional wireless.
Looking forward, Inseego is working with leading global service providers and enterprises in the mobile and FWA ecosystems to further develop, commercialize and accelerate the availability of 5G NR based solutions, which represents the next generation of mobile technology. 5G has been coined “the 4th industrial revolution” due to the richness of use cases targeted, and refers to 5G NR, which is the standard adopted by the 3rd Generation Partnership Project (“3GPP”), an international consortium responsible for the development of mobile standards. 5G has been designed to support multi-gigabit data rates, sub-millisecond network latency and wider spectrum bandwidths. Incorporating many of the innovations developed for 4G LTE, 5G is also expected to be scalable and adaptable across a variety of use cases, which include, among others, empowering new industries and services, such as autonomous vehicles, telemedicine, live ultra-high definition video streaming, cloud gaming, edge computing, and countless industrial applications such as augmented reality and robotics for smart manufacturing. According to coverage maps posted on each carrier’s website, as of February 2021, Verizon Wireless’ commercial 5G network was live in 57 cities, including San Diego, AT&T’s reached 179 million people and T-Mobile/Sprint’s reached 280 million people.
The widespread adoption of IoT in enterprise applications, including the manufacturing, agriculture, industrial automation, retail and healthcare industry sectors, among others, along with an increasing dependence on smartphone applications and always-connected computers, and the constraints of 4G LTE technology are prompting mobile network operators to embark on an accelerated rollout of 5G communications to keep pace with expected network demands. As the fifth-generation wireless broadband technology, 5G NR is based on the 3GPP Release 15 standard. The key operating ranges for 5G spectrum globally are in the sub-6 GHz (below 6 GHz), and millimeter wave (28 GHz and 39 GHz bands), with speed offerings greater than 1 Gigabit (“Gb”) per second and sub-millisecond latency, providing better coverage and signaling efficiency. Networks utilizing 5G technology are expected to deploy meaningfully in 2020 and beyond.
The growing demand for high speed data, increased demand for machine-to-machine communications and low latency requirements for new applications are key factors contributing to the growth of the 5G. 4G LTE is expected to continue to operate alongside 5G as a major part of the wireless ecosystem. Based on industry reports, such as GSMA Intelligence’s report on The 5G era in the US, we believe that 4G and 5G networks will coexist and remain complementary for many years. This means that operators will be able to service a significant share of the data traffic on 4G networks, leaving 5G with the dual remit of absorbing overflow capacity and underpinning consumer and enterprise services that require higher speeds and/or lower latency. As such, most 5G devices are expected to include multimode support for 4G and Wi-Fi, enabling service continuity where 5G has yet to be deployed and simultaneous connectivity across 4G and Wi-Fi technologies, while also allowing mobile operators to utilize current network deployments. At the same time, 4G is expected to continue to evolve in parallel with the development of 5G and become fundamental to many of the key 5G technologies, such as support for unlicensed spectrum, gigabit LTE user data rates (currently available from Inseego) and cellular IoT with connectivity designed to meet the needs of ultra-low power and low cost applications.
Further, based on GSMA Intelligence’s November 2020 paper titled Internet of Things in the 5G Era, we expect that the number of IoT connections could grow to 25.2 billion by 2025. As of September 30, 2020, there were approximately 6.2 billion 4G connections globally, representing 78% of total mobile connections (GSMA Intelligence, November 2020). By 2024, global 4G connections are projected to reach 6.5 billion, with approximately 89% of these connections in emerging regions and China (GSMA Intelligence, November 2020). Meanwhile, 5G is gaining pace and by 2025, 5G is expected to account for 20% of global connections, with take-up particularly strong across Asia, North America, and Europe. Based on reports such as those by GSMA Intelligence, we believe that 5G will bring a number of enhanced benefits not available using 4G networks including massive numbers of both fixed and mobile wireless devices with differing speed, bandwidth and quality of service demands, allowing the networks to provide support for “massive numbers of IoT devices and wireless edge technologies” for use cases including manufacturing, augmented and virtual reality, and autonomous vehicles.
As a core member of the 5G ecosystem, we continue to work closely with wireless operators, chipset suppliers and infrastructure vendors around the world on 5G developments and trials in preparation for commercial network launches. We are currently working with 11 wireless carriers globally and are involved in 21 5G trials, which could provide access to over 600 million wireless subscribers. Beyond 2020, over 50 wireless operators are contemplating commercial 5G network launches—potentially providing 5G access to over 2 billion wireless subscribers. According to Ericsson’s Mobility Report November 2019 Edition, this migration to 5G is roughly twice as fast as that of previous wireless generations, and we are increasingly diversifying our business as this 5G opportunity comes into realization and our addressable market expands.
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
Since January 1, 2020, demand has significantly increased for products and services in our industry, driven by an increase in the number of professionals globally that are working from home. We are continually looking for ways to capitalize on this increased demand.
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
The key elements of our strategy are to:
•Capitalize on our direct relationships with wireless operators, original equipment manufacturers (“OEMs”) and component suppliers. We intend to continue to capitalize on our direct and long-standing relationships with wireless operators, OEMs and component suppliers in order to strengthen our worldwide market position, using these long standing relationships to springboard both the expansion of the 4G and 4G LTE platforms globally, and influence the adoption of our 5G NR products around the world.
•Expand our IoT solutions portfolio by leveraging our core mobile technologies and platforms developed for our mobile portfolio. We intend to expand our IoT solutions portfolio with end-to-end solutions that include edge devices based on the latest mobile technologies and cloud solutions.

•Aggressively expand our go-to-market offerings through sales and marketing expansion, channel development and strategic partnerships. We intend to expand our go-to-market IoT, mobile and cloud offerings in North America as well as in international markets.
•Improve SaaS solution penetration. Through our Ctrack telematics and asset tracking platform and subscription management solutions, we provide customers around the world with actionable insights and workflow efficiencies with high security from our cutting-edge cloud platforms.
•Increase the value of our offerings. As we seek to capitalize on potential growth opportunities, we continue to develop cutting edge IoT, mobile and cloud solutions, with specific focus on end-to-end solutions that enable the best IoT and mobile experience for our customers. In addition, our complete portfolio of advanced 4G solutions in conjunction with our new 5G solution portfolio opens us up to larger worldwide potential markets. Finally, continued investment within both edge devices and cloud platform solutions in predictive analytics, machine learning, and edge intelligence should expand our market opportunities.
Our Sources of Revenue
We provide intelligent wireless 4G and 5G hardware products for the worldwide mobile communications and IIoT markets. Our hardware products address multiple vertical markets including private LTE/5G networks, the First Responders Network Authority/Firstnet, SD-WAN, telematics, remote monitoring and surveillance, and fixed wireless access and mobile broadband devices. Our broad range of products principally includes intelligent 4G and 5G fixed wireless routers and gateways, and mobile hotspots, and wireless gateways and routers for IIoT applications, Gb speed 4G LTE hotspots and USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights and configure/manage their hardware remotely. Our products currently operate on most major global cellular wireless networks. Our mobile hotspots sold under the MiFi brand have been sold to millions of end users, and provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our wireless standalone and USB modems and gateways allow us to address the rapidly growing and underpenetrated IoT market segments. Our telematics and mobile asset tracking hardware devices collect and control critical vehicle data and driver behaviors, and can reliably deliver that information to the cloud, all managed by our services enablement platforms.
Our MiFi customer base is comprised of wireless operators to whom we provide intelligent fixed and mobile wireless devices. These wireless operators include Verizon Wireless, AT&T, T-Mobile and Sprint in the United States, Rogers in Canada, Telstra in Australia, as well as other international wireless operators, distributors and various companies in other vertical markets and geographies.
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
We sell SaaS, software and services solutions across multiple mobile and IIoT vertical markets, including fleet management, vehicle telematics, stolen vehicle recovery, asset tracking, monitoring, business connectivity and subscription management. Our SaaS platforms are device-agnostic and provide a standardized, scalable way to order, connect and manage remote assets and to improve business operations. The platforms are flexible and support both on-premise server or cloud-based deployments and are the basis for the delivery of a wide range of IoT services in multiple industries.
We classify our revenues from the sale of our products and services into two distinct groupings, specifically IoT & Mobile Solutions and Enterprise SaaS Solutions. Both IoT & Mobile Solutions and Enterprise SaaS Solutions revenues include any hardware and software required for the respective solution. Effective in the third quarter ended on September 30, 2020, our IoT & Mobile Solutions now also includes our Device Management System, rebranded as Inseego SubscribeTM, a hosted SaaS platform that helps organizations manage the selection, deployment and spend of their customer’s wireless assets, helping them save money on personnel and telecom expenses. We reclassified our Inseego Subscribe revenue stream, from Enterprise SaaS solutions, to better reflect our end user delineation.
Our SaaS delivery platforms include our Ctrack platforms, which provide fleet, vehicle, aviation, asset and other telematics applications.
For the years ended December 31, 2020 and 2019, the Company’s total net revenues were $313.8 million and $219.5 million, respectively.

Our Business
IoT and Mobile Business
Our IoT business focuses on addressing applications for a variety of markets including large enterprise verticals and IIoT markets. These applications include, among others, smart city infrastructure management, remote monitoring and control, SD WAN failover and enterprise connectivity. Our Skyus branded wireless gateways, routers and modems serve as connectivity solutions for the rapidly growing and underpenetrated IoT market segments. Worldwide IoT spending is expected to increase at an 11.3% compound annual growth rate between 2020 and 2024, surpassing $1.1 trillion (as reported by International Data Corporation, 2019). With many enterprise customers using our solutions, we believe that we already have a solid footing in this market. We are continuing to invest and grow this portfolio to realize the opportunities in the growing IoT market.
Our mobile business has been driving advanced mobile technologies for a multitude of consumer and enterprise applications for over 20 years. In the 2000s, Inseego invented mobile hotspots sold under the MiFi brand. During the 2010s, Inseego was a leader in the 4G mobile hotspot market—delivering the highest 4G mobile hotspot performance in the market. In 2019, Inseego developed and produced the world’s first 5G mobile hotspot, which provides download speeds at least 58% faster than those of our competitors, according to internal testing results.
Our mobile business product portfolio consists of intelligent mobile broadband solutions, HD quality VoLTE products, residential 4G gateways and an advanced 5G portfolio of products (currently in various stages of development). Our mobile broadband solutions, sold under the MiFi brand, are actively used by millions of end users annually to provide secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. The introduction of 5G technology is rapidly expanding new enterprise and consumer market use cases and opportunities, including residential broadband gateways, industrial automation, massive machine connectivity and autonomous vehicles. We believe we are strategically well placed to realize the opportunity for 5G and we are focused on developing a comprehensive portfolio of 5G products for fixed and mobile wireless applications.
Telematics and Asset Tracking Business
Inseego entered the telematics software and services industry through the acquisition of DigiCore Holdings Limited (which was renamed Ctrack Holdings (Pty) Ltd (“Ctrack” or “DigiCore”)) in October 2015. Ctrack was founded in South Africa in 1985, and today Ctrack operations span over 50 countries on six continents. Through a series of global acquisitions and mergers, the Ctrack group broadened its international reach by expanding into the United Kingdom, Europe, and Australia/New Zealand, and using distributors in emerging markets such as Asia and the balance of the African continent.
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

Our products compete with a variety of telematics solutions providers and IoT solutions suppliers. Our current competitors include:
•Fleet management SaaS and services providers, such as Fleetmatics, Masternaut, TomTom, Telogis, MiX Telematics and Cartrack;
•Fixed wireless, Mobile hotspot and wireless data modem providers, such as NETGEAR, Franklin Wireless, WNC, Sierra Wireless, Nokia, TCL, ZTE and Huawei;
•IoT solution providers, such as Cradlepoint and Sierra Wireless; and
•Customer experience software solutions and services providers, such as Amdocs.
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
Intellectual Property
Our solutions rely on and benefit from our portfolio of intellectual property, including patents and trademarks. We currently own 55 patents and have 19 patent applications pending. The patents that we currently own will expire at various times between 2021 and 2035.
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
Customers for our products include transportation companies, industrial companies, governmental agencies, manufacturers, application service providers, system integrators, distributors, and enterprises in various industries, including fleet and vehicle transportation, finance, accounting, legal, insurance, energy and industrial automation, security and safety, medical monitoring and government.
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

A significant portion of our revenue during the year ended December 31, 2020 came from one customer, Verizon Wireless, which represented approximately 55% of our total revenues for the year ended December 31, 2020. It is our intention to diversify our customer base.
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
We outsource our manufacturing in an effort to:
•focus on our core competencies of design, development and marketing;
•minimize our capital expenditures and lease obligations;
•realize manufacturing economies of scale;
•achieve production scalability by adjusting manufacturing volumes to meet changes in demand; and
•access best-in-class component procurement and manufacturing resources.
Our operations team manages our relationships with the contract manufacturers as well as other key suppliers. Our operations team focuses on supply chain management and logistics, product quality, inventory and cost optimization, customer fulfillment and new product introduction. We develop and control the software that goes on our devices.
Employees
At December 31, 2020, we had 1,015 employees of which 998 were full-time employees. We also use the services of consultants and temporary workers from time to time. With the exception of a small number of our employees in South Africa, our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.
Human Capital Resources
Our Culture: Culture is critically important to our growth and performance. We are driven by our values of Accountability, Sense of Urgency, Market Driven Innovation, Customer Focus, and Integrity. We are committed to creating a world class employee experience through leadership development, career planning, open two-way communications, total compensation, and positive work environment.
In our latest engagement survey, our employees answered favorably to questions on Work Environment & Communications where the average score was over 91%.
Diversity & Inclusion: Our Come Together initiative was launched in 2020. Come Together gives employees the opportunity to participate in workstreams whose goals are to create a culture of belonging. Each workstream is led by employee volunteers with a passion for diversity and inclusion and reach beyond Inseego team members. The different workstreams are: Community Engagement, Employee Development, Recruiting, Women in Technology, and Affinity Groups. The foundation has been set in 2020 to accelerate important work in this area in 2021 and beyond.
Talent: We believe that Talent is key to our success. It starts with finding and placing the right Talent for the right jobs at the right time. We communicate our value proposition in a clear and concise manner. The expected growth in the 5G Market creates a unique opportunity for candidates and employees of Inseego to have a career at the forefront of a dynamic industry. Our company size and culture allows employees to build and expand their skill set in ways that will enrich their careers. In 2020, we initiated Talent Reviews with Senior Leaders to holistically evaluate the talent across the company. This will enable the company to focus on accelerating development for those who are top performers and strengthen the talent pipeline.
Work Life Harmony: We believe that it is important to provide Work Life Harmony and its practices can vary globally. In the US, employees have Friday ‘summer hours’ where two hours in the afternoon are blocked from meetings to ensure that there is “work” and “think” time. This time can be used to catch up on tasks, conduct a review of the past week, and plan for the following week. During 2020, the Company launched an Unlimited Paid Time Off program for exempt employees in the U.S. This program gives team members the flexibility to take time off that makes sense for them and frees employees from the confines of traditional accrued time off policies.

In 2020, Inseego also launched the Health & Wellness Initiative in the U.S. to help employees find ways to create more balance in their lives. As part of this initiative, all employees were given a complimentary Calm App membership that includes useful resources designed to strengthen mental fitness and provide tools to tackle stress.
Data & Insights: In 2020 Inseego consolidated multiple human resource systems to a common platform. This will allow the Company to deliver real time employee self-service and data and insights to management. The migration to one platform will enable the human resources team to obtain valuable employee insights and enact changes more quickly.
Website Access to SEC Filings

We file annual, quarterly and special reports, proxy statements and other information with the SEC. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including Inseego. We maintain an Internet website at www.inseego.com. The information contained on our website or that can be accessed through our website does not constitute a part of this report. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file or furnish this information to the SEC.
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
SUMMARY OF RISK FACTORS

Risks Related to Our Business
•Our quarterly operating results have fluctuated in the past and may fluctuate in the future, which could cause declines or volatility in the price of our common stock.
•We have an accumulated deficit and may not be able to achieve or sustain profitability, which may negatively impact our ability to achieve our business objectives.
•The 5G market may take longer to materialize than we expect or, if it does materialize rapidly, we may not be able to meet the development schedule and other customer demands.
•Our plan to position the Company as a leading provider of industrial IoT products and services to its customer base could subject us to increased costs and related risks and may not achieve the intended results.
•If we fail to develop and timely introduce new products and services or enter new markets for our products and services successfully, we may not achieve our revenue targets, or we may lose key customers or sales and our business could be harmed.
•An assertion by a third party that we are infringing its intellectual property could subject us to costly and time- consuming litigation or expensive licenses and our business could be harmed.
•If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed.
•The mobile hotspot business is subject to a number of challenges that are difficult to overcome.
•Our debt service requirements are significant, and we may not have sufficient cash flow from our business to pay our substantial debt.
•Uncertainties relating to recent changes in our management team may adversely affect our operations.

Risks Related to Corporate Development Activities
•We may, as part of our growth strategy, acquire companies and businesses, and/or divest assets or businesses. The completion of acquisition or divestiture transactions could have an adverse effect on our financial condition.
•Following acquisitions and/or divestitures, our reorganized business may not perform as we or the market expects, which could have an adverse effect on the price of our common stock.
•We cannot provide any assurance that we will be successful in divesting assets we wish to sell, including the divestiture of our Ctrack South African Operations.

Risks Related to Competition
•The market for the products and services that we offer is rapidly evolving and highly competitive. We may be unable to compete effectively.
•The 5G fixed wireless access gateway business is subject to a number of challenges that will be difficult to overcome.
•The market for asset management and fleet management solutions and the markets for telemetry and tracking solutions are all highly fragmented and competitive, with low barriers to entry. If we do not compete effectively, our operating results may be harmed.

Risks Related to Our Customers and Demand for Our Solutions
•Our inability to adapt to rapid technological change in our markets could impair our ability to remain competitive and adversely affect our results of operations.
•We depend upon Verizon Wireless for a substantial portion of our revenues, and our business would be negatively affected by an adverse change in our dealings with this customer.
•Loss of, or a significant reduction in business from, one or more enterprise or government customers could adversely affect our revenue and profitability.
•The marketability of our products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.
•Changes in practices of insurance companies in the markets in which we provide our solutions could materially and adversely affect demand for products and services.

Risks Related to Developing, Manufacturing and Delivering Our Solutions
•We currently rely on third parties to manufacture and warehouse many of our products, which exposes us to a number of risks and uncertainties outside our control.
•We have been moving production to one or more new contract manufacturers, which exposes us to a number of risks and uncertainties outside our control.
•We depend on sole source suppliers for some products used in our services. The availability and sale of those services would be harmed if any of these suppliers is not able to meet our demand and alternative suitable products are not available on acceptable terms, or at all.
•The effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results and cash flows are uncertain.
•We rely on third-party software and other intellectual property to develop and provide our solutions and significant increases in licensing costs or defects in third-party software could harm our business.
•Our solutions integrate with third-party technologies and if our solutions become incompatible with these technologies, our solutions would lose functionality and our customer acquisition and retention could be adversely affected.
•Our software may contain undetected errors, defects or other software problems, and if we fail to correct any defect or other software problems, we could lose customers or incur significant costs, which could result in damage to our reputation or harm to our operating results.
•Our “over-the-air” transmission of firmware updates could permit a third party to disable our customers’ in-vehicle devices or introduce malware into our customers’ in-vehicle devices, which could expose us to widespread loss of service and customer claims.
•Our solutions rely on cellular and GPS networks and any disruption, failure or increase in costs could impede our profitability and harm our financial results.
•Any significant disruption in service on our websites or in our computer systems could damage our reputation and result in a loss of customers, which would harm our business and operating results.
•We provide minimum service level commitments to certain of our customers, and our failure to meet them could require us to issue credits for future subscriptions or pay penalties, which could harm our results of operations.
•Failure to maintain the security of our information and technology networks, including information relating to our customers and employees, could adversely affect us. Furthermore, if security breaches in connection with the delivery of our services allow unauthorized third parties to obtain control or access of our asset management, fleet management and telemetry solutions, our reputation, business, results of operations and financial condition could be harmed.

Risks Related to International Operations
•Due to the global nature of our operations, we are subject to political and economic risks of doing business internationally.
•Fluctuations in foreign currency exchange rates, especially the South African Rand against the U.S. Dollar, could adversely affect our results of operations.
•Unionization efforts in certain countries in which we operate could materially increase our costs or limit our flexibility.

Risks Related to Regulations, Taxation and Accounting Matters
•A governmental challenge to our transfer pricing policies or practices could impose significant costs on us.
•If we do not achieve applicable black economic empowerment objectives in our South African businesses, we risk not being able to renew certain of our existing contracts which service South African government and quasi-governmental customers, as well as not being awarded future corporate and governmental contracts which would result in the loss of revenue.
•We are required to comply with South African labor laws with respect to certain of our employees and face the risk of disruption from labor disputes in South Africa, which could result in additional operating costs.

•A lack of growth, high inflation or increased interest rates in the South Africa economy could reduce our anticipated revenue and increase our operating costs.
•Evolving regulations and changes in applicable laws relating to data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.
•Enhanced United States fiscal, tax and trade restrictions and executive and legislative actions could adversely affect our business, financial condition, and results of operations.

Risks Related to Owning Our Securities
•Our share price has been highly volatile in the past and could be highly volatile in the future.
•The price of our stock may be vulnerable to manipulation, including through short sales.
•Future settlements of any conversion obligations with respect to the 2025 Notes may result in dilution to existing stockholders, lower prevailing market prices for our common stock or require a significant cash outlay.
•Future issuances of our common stock to holders of warrants may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.
•Ownership of our common stock is concentrated, and as a result, certain stockholders may exercise significant influence over us.
•Our outstanding Series E Preferred Stock or future equity offerings could adversely affect the holders of our common stock in some circumstances.
RISKS RELATED TO OUR BUSINESS
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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. The following factors, among others, could cause fluctuations in our quarterly operating results:
•our ability to attract new customers and retain existing customers;
•our ability to accurately forecast revenue and appropriately plan our expenses;
•our ability to accurately predict changes in customer demand due to matters beyond our control;
•our ability to introduce new features, including integration of our existing solutions with third-party software and devices;
•the actions of our competitors, including consolidation within the industry, pricing changes or the introduction of new services;
•our ability to effectively manage our growth;
•our ability to attract and retain key employees;
•our ability to successfully manage and realize the anticipated benefits of any future divestitures or acquisitions of businesses, solutions or technologies;
•our ability to successfully launch new services or solutions or sell existing services or solutions into additional geographies or vertical markets;
•the timing and cost of developing or acquiring technologies, services or businesses;
•the timing, operating costs, and capital expenditures related to the operation, maintenance and expansion of our business;
•service outages or security breaches and any related occurrences which could impact our reputation;
•the impact of worldwide economic, industry, and market conditions, including disruptions in financial markets and the deterioration of the underlying economic conditions in some countries, and those conditions specific to Internet usage and online businesses;
•the emergence of global public health emergencies, such as the outbreak of COVID-19, which could extend lead times in our supply chain and lengthen sales cycles with our customers;
•fluctuations in currency exchange rates, particularly the South African Rand to U.S. Dollar exchange rate;
•trade protection measures (such as tariffs and duties) and import or export licensing requirements;
•costs associated with defending intellectual property infringement and other claims;
•changes in laws and regulations affecting our business; and
•provision of fleet management solutions or asset management solutions from cellular carrier-controlled or OEM-controlled channels from which Inseego may be excluded.

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
We have reported net losses in each of the last five fiscal years, and we cannot predict when we will become profitable or if such profitability can be sustained. We expect to continue making significant expenditures to develop and expand our business. Any growth in our revenue or customer base may not be sustainable, and we may not generate sufficient revenue to become profitable. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or sustain profitability, and the failure to fund our capital requirements may negatively impact our ability to achieve our business objectives.
The 5G market may take longer to materialize than we expect or, if it does materialize rapidly, we may not be able to meet the development schedule and other customer demands.
Growth of the 5G market and its emerging standards, including the newly defined 5G NR standard, is accelerating and we believe that we are at the forefront of this newly emerging standard. However, this market may take longer to materialize than we expect which could delay important commercial network launches. Even if the market does materialize at the rapid pace that we are expecting, we may have difficulties meeting aggressive timing expectations of our current customers and getting our target products to market on time to meet the demands of our target customers. The 5G market requires us to design routers and antennas that meet certain technical specifications. We may have difficulties meeting the market and technical specifications and timelines. Additionally, our target customers have no guarantee that the configurations of their respective target products will be successful or that they can reach the appropriate target client base to provide a positive return on the research and development investments we are making in the 5G market. We are pursuing 5G opportunities in the United States and abroad. 5G markets outside of the United States will develop at different rates and we will encounter these challenges to varying degrees in different countries. Failure to manage challenges related to 5G markets and opportunities could have a material adverse effect on our financial condition and results of operations.
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
Our future capital needs are uncertain, and we may need to raise additional funds in the future. We may not be able to raise such additional funds on acceptable terms or at all.
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
During the second quarter of 2020, we issued $180.4 million of 3.25% convertible senior notes due 2025 (the “2025 Notes”) and used a portion of the proceeds to repay our previous term loan in full and retire the 5.5% convertible senior notes due 2022 (the “2022 Notes” formerly referred to as the “Inseego Notes”). Our ability to make scheduled payments on, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and other fixed charges, fund working capital needs and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance or restructure our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on favorable terms, which could result in a default on our debt obligations. Any default under such indebtedness could have a material adverse effect on our business, results of operations and financial condition.
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
As part of our business strategy, we may review acquisition and divestiture opportunities that we believe would be advantageous or complementary to the development of our business, including the Ctrack Transaction (defined and discussed below). Based on these opportunities, we may acquire additional businesses, assets or technologies in the future. Alternatively, we may divest businesses, assets or technologies. All of these activities are subject to risks and uncertainties and could disrupt or harm our business. For example, if we make an acquisition, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or stock price:
•use a substantial portion of our available cash;
•incur substantial debt, which may not be available to us on favorable terms and may adversely affect our liquidity;
•issue equity or equity-based securities that would dilute the percentage ownership of existing stockholders;
•assume contingent liabilities; and
•take substantial charges in connection with acquired assets.
Acquired businesses may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition, such as:
•failure by previous management to comply with applicable laws or regulations;
•inaccurate representations; and
•unfulfilled contractual obligations to customers or vendors.
Following acquisitions and/or divestitures, our reorganized business may not perform as we or the market expects, which could have an adverse effect on the price of our common stock.
The reorganized company resulting from any acquisitions and/or divestitures we pursue and consummate may not perform as we or the market expect. Risks associated with such acquisitions and divestitures, including the Ctrack Transaction, include the following:
•integrating new business acquisitions and divesting existing lines of business is a difficult, expensive and time-consuming process and will divert management’s attention from existing operations, and the failure to successfully manage such transitions could adversely affect our financial condition and results of operations;
•acquisitions and divestitures may change the nature of the business in which we have historically operated, including entering markets in which we have limited or no prior experience, and if we are not able to effectively adjust to such changes in the fundamental nature of our business, our financial condition and results of operations may be adversely affected;
•our assumptions with respect to future revenue, growth rates, expense rates and synergies resulting from acquisitions and/or divestitures may prove to be inaccurate, which may adversely affect the price of our common stock;
•it is possible that our key employees might decide not to remain with us as a result of these changes in our business or for other reasons, and the loss of such personnel could have a material adverse effect on our financial condition, results of operations and growth prospects;
•relationships with third parties, including key vendors and customers, may be affected by changes in our business resulting from these acquisitions and divestitures, and any adverse changes in these third party relationships could adversely affect our business, financial condition and results of operations; and

•the price of our common stock may be affected by factors different from those that affected the price of our common stock prior to such acquisitions and/or divestitures.
As a result, if we fail to properly evaluate or implement acquisitions or divestitures, we may not achieve the anticipated benefits of any such transactions, and we may incur unanticipated costs, either of which could harm our business and operating results.
We cannot provide any assurance that we will be successful in divesting assets we wish to sell, including the divestiture of our Ctrack South African Operations.
On February 24, 2021, we entered into a Share Purchase Agreement pursuant to which an affiliate of Convergence Partners (“Convergence”), an investment management firm in South Africa, has agreed to acquire the South African operations of Ctrack, in an all-cash transaction for 528.9 million South African Rand (ZAR) (approximately $36.2 million United States Dollar (“USD”) based on an exchange rate on February 24, 2021 of 14.62 ZAR to 1 USD) (the “Ctrack Transaction”). The Ctrack Transaction is subject to certain closing conditions, including, among other things, regulatory approvals and Convergence closing a new $100 million investment fund. There can be no assurance that the conditions to the closing of the Ctrack Transaction will ever be satisfied or waived, and, therefore, the Ctrack Transaction may never be consummated.
If the Ctrack Transaction with Convergence is not consummated, our business may be materially affected. In addition to not realizing any of the benefits of completing the Ctrack Transaction, our business may be subject to several additional risks, including reputational risks and negative publicity, difficulties in finding other acquirors or alternative exit strategies for the Ctrack business on terms that are favorable to us, additional expenses, such as legal, accounting and financial advisory fees, and negative reactions from our customers, suppliers or employees. Each of these risks could harm our ability to achieve our planned strategic objectives, which, in turn, could adversely impact our ongoing business, financial condition, results of operations and the market price of our common stock.
Even if the Ctrack Transaction is consummated, the Ctrack Transaction may never achieve some or all of its anticipated benefits. It is anticipated that the Company would provide transition services for at least a six month period following the consummation of the Ctrack Transaction, which could create additional and ongoing operational risks. In addition, the Ctrack Transaction only involves the sale of Ctrack’s South African operations, and portions of the Ctrack operations would remain with the Company following the consummation of the Ctrack Transaction. These remaining Ctrack operations would need to be rebranded, which could create operational and reputational risks for the Company.
See “Item 15. Subsequent Events–Sale of Ctrack South Africa Operations” for further information.
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

Our products compete with a variety of solutions, including other wireless modems and mobile hotspots, wireless handsets, wireless handheld computing devices, IoT wireless solutions and enterprise software solutions. Our current competitors include:
•fleet management SaaS and services providers, such as Fleetmatics, Masternaut, TomTom, Telogis, MiX Telematics and Cartrack;
•mobile hotspot providers, such as NETGEAR, Franklin Wireless, WNC, Sierra Wireless, Nokia, TCL, ZTE and Huawei;
•IoT solution providers, such as Cradlepoint and Sierra Wireless; and
•customer experience software solutions and services providers, such as Amdocs.
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
As a result of the significant revenues associated with our MiFi business, sales to Verizon Wireless accounted for 55% and 53% of our consolidated net revenues for each of the years ended December 31, 2020 and 2019, respectively. While we have accelerated our engagements with prospective new MiFi customers and continue to focus on growing revenue in other parts of our business, we expect that Verizon Wireless will continue to account for a substantial portion of our net revenues, and any impairment of our relationship with Verizon Wireless would adversely affect our business. Additionally, any change in the forecasted or actual product sell-through of Verizon Wireless could have a detrimental impact on our revenue, bottom line and cash position.
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
We depend in part on the practices of insurance companies in some of our markets to support demand for certain of our products and services. For example, in South Africa, which is currently the largest market for our Ctrack products and services, insurance companies either mandate the installation of tracking devices as a prerequisite for providing insurance coverage to owners of certain vehicles, or provide insurance premium discounts to encourage vehicle owners to subscribe to vehicle tracking and mobile asset recovery solutions such as ours. We benefit from this continued practice in the South African and certain other markets of:
•accepting mobile asset location technologies such as ours as a preferred security product;
•providing premium discounts for using location and recovery products and services such as ours; and
•mandating the use of our products and services, or similar products and services, for certain vehicles.
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
Because we outsource the manufacturing of our products, the cost, quality and availability of third-party manufacturing operations is essential to the successful production and sale of our products. Our reliance on third-party manufacturers exposes us to a number of risks which are outside our control, including:
•unexpected increases in manufacturing costs;
•interruptions in shipments if a third-party manufacturer is unable to complete production in a timely manner;
•inability to control quality of finished products;
•inability to control delivery schedules;
•inability to control production levels and to meet minimum volume commitments to our customers;
•inability to control manufacturing yield;
•inability to maintain adequate manufacturing capacity; and
•inability to secure adequate volumes of acceptable components at suitable prices or in a timely manner.
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

While the COVID-19 pandemic has led to an increase in demand for our products, particularly our MiFi and mobile wireless devices, relative to historic trends, this increased demand, as well as the revenues, net income and other financial and operating data associated therewith, may not be indicative of results for future periods. Temporary precautionary measures intended to help minimize the risk of the pandemic to our employees and to comply with government mandated closures and “shelter-in-place” orders have been put in place, including temporarily requiring most employees to work remotely, suspending all non-essential travel worldwide for our employees, and suspending employee attendance at industry events and in-person work-related meetings. These efforts could negatively affect our business. While most of our global operations have continued to operate, facility closures or work slowdowns or temporary stoppages could occur. In addition, different countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers. For example, our business in South Africa has not been able to perform new domestic installations or installations in other jurisdictions in observance of such countries’ COVID-19 policies, which we believe may adversely impact revenues from Ctrack. Any impact is dependent on the length of the closure.

In addition, we rely on contract manufacturers and other companies to provide materials, components and products that we sell to our customers. The continued spread of COVID-19 could negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our products and could impact our ability to meet customer demand. If we are not able to implement alternatives or other mitigations with respect to suppliers that may have potential delivery impacts due to COVID-19, our sales and financial results could be adversely impacted.

The COVID-19 outbreak is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect longer-term demand for our products and likely impact our operating results. The impact of COVID-19 could worsen if there is an extended duration of any COVID-19 outbreak or a resurgence of COVID-19 infection in affected regions after they have begun to experience improvement. Prolonged impacts of

COVID-19 could result in delays in payment by customers, the speed of regulatory approvals such as FCC and other licenses that are needed for releases of new products, and delays in new 5G network rollouts. Current limitations on travel to customer locations could impact international orders. Accordingly, recent growth in our business may not continue into the future, and you should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods.

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
Our largest subsidiary, Ctrack, is headquartered in South Africa and conducts business in over 50 countries. Most of our employees are located outside the United States, and international revenue represents a significant percentage of our worldwide revenue. The risks inherent in global operations include:
•difficulty managing sales, product development and logistics and support across continents;
•limitations on ownership or participation in local enterprises;
•lack of familiarity with, and unexpected changes in, foreign laws, regulations and legal standards, including employment laws, product liability laws, privacy laws and environmental laws, which may vary widely across the countries in which we operate;
•increased expense to comply with U.S. laws that apply to foreign operations, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) and Office of Foreign Assets Control regulations;
•compliance with, and potentially adverse tax consequences of, foreign tax regimes;
•fluctuations in currency exchange rates, currency exchange controls, price controls and limitations on repatriation of earnings;
•transportation delays and interruptions;
•local labor laws;
•local economic conditions;
•political, social and economic instability and disruptions;

•acts of terrorism and other security concerns;
•government embargoes or foreign trade restrictions such as tariffs, duties, taxes or other controls;
•import and export controls;
•increased product development costs due to differences among countries’ safety regulations and radio frequency allocation schemes and standards;
•longer warranty terms and broader product warranty requirements;
•increased expense related to localization of products and development of foreign language marketing and sales materials;
•longer sales cycles;
•longer accounts receivable payment cycles and difficulty in collecting accounts receivable in foreign countries;
•increased financial accounting and reporting burdens and complexities;
•workforce reorganizations in various locations;
•restrictive employment regulations;
•difficulties in staffing and managing multi-national operations;
•difficulties and increased expense in implementing corporate policies and controls;
•international intellectual property laws, which may be more restrictive or offer lower levels of protection than U.S. law;
•compliance with differing and changing local laws and regulations in multiple international locations, including regional data privacy laws, as well as compliance with U.S. laws and regulations where applicable in these international locations; and
•limitations on our ability to enforce legal rights and remedies.
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
We sell to customers throughout the world and we currently have operations and activities in South Africa, Europe, China and other Asian countries. The political risks associated with the Company’s global operations include:
•economic and commercial instability risks, corruption and changes in local government laws, regulations and policies, such as those related to tariffs and trade barriers, taxation, exchange controls, employment regulations and repatriation of earnings;
•political instability, civil unrest, expropriation, nationalization of properties by a government, imposition of sanctions and changes to import or export regulations and fees;
•conflicts, territorial disputes, war or terrorist activities;
•major public health issues, such as an outbreak of a pandemic or epidemic, which could cause disruptions in our operations or workforce, or the supply of products; and
•difficulties enforcing intellectual property and contractual rights in certain jurisdictions.
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
Our products and solutions enable us to collect, manage and store a wide range of data related to vehicle tracking and fleet management such as vehicle location and fuel usage, speed and mileage. Some of the data we collect or use in our business is subject to data privacy laws, which are complex and increase our cost of doing business. The U.S. federal government and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Many foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. In addition, the California Consumer Privacy Act, which took effect on January 1, 2020, provides new data privacy rights for California consumers, including the right to know what personal information is being collected about them and how it is being used. We market our products in over 50 countries, and accordingly, we are subject to many different, and potentially conflicting, privacy laws. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities.

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

The Protection of Personal Information Act, No. 4 of 2013 (the “POPI Act”) was promulgated into law in November 2013 in South Africa. Certain sections of the POPI Act, came into effect on April 11, 2014. The remaining sections of the POPI Act came into effect on July 1, 2020. The POPI Act allows for a one year transition period from its commencement for all persons to comply with its requirements. A failure to comply with the POPI Act may result in a fine not exceeding R10 million and/or imprisonment of up to 10 years, depending on the severity of the contravention.

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
The market price of our common stock can be highly volatile due to the risks and uncertainties described in this report, as well as other factors, including: comments by securities analysts; announcements by us or others regarding, among other things, operating results, additions or departures of key personnel, and acquisitions or divestitures; additional equity or debt financing; technological innovations; introductions of new products; litigation; price and volume fluctuations in the overall stock market; the level of demand for our stock, including the amount of short interest in our stock, and particularly with respect to market prices and trading volumes of other high technology stocks; and our failure to meet market expectations.
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
The price of our stock may be vulnerable to manipulation, including through short sales.
We believe there has been and may continue to be substantial off-market transactions in derivatives of our stock, including short selling activity or related similar activities, which are beyond our control and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority (“FINRA”). Short sales are transactions in which a market participant sells a security that it does not own. To complete the transaction, the market participant must borrow the security to make delivery to the buyer. The market participant is then obligated to replace the security borrowed by purchasing the security at the market price at the time of required replacement. If the price at the time of replacement is lower than the price at which the security was originally sold by the market participant, then the market participant will realize a gain on the transaction. Thus, it is in the market participant’s interest for the market price of the underlying security to decline as much as possible during the period prior to the time of replacement. While SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. Significant short selling or other types of market manipulation could cause our stock trading price to decline, to become more volatile, or both.
Previous short selling efforts have impacted, and may in the future continue to impact, the value of our stock in an extreme and volatile manner to our detriment and the detriment of our stockholders. In addition, market participants with admitted short positions in our stock have published, and may in the future continue to publish, negative information regarding us and our management team on internet sites or blogs that we believe is inaccurate and misleading. We believe that the publication of this negative information may in the future lead to significant downward pressure on the price of our stock to our detriment and the further detriment of our stockholders. These and other efforts by certain market participants to manipulate the price of our common stock for their personal financial gain may cause our stockholders to lose a portion of their investment, may make it more difficult for us to raise equity capital when needed without significantly diluting existing stockholders, and may reduce demand from new investors to purchase shares of our stock.
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
Certain provisions in the indenture governing the 2025 Notes (as amended or supplemented, the “Indenture”) could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
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
As of December 31, 2020, we had outstanding warrants to purchase 2,500,000 shares of our common stock. These warrants are generally only exercisable on a cash basis but may be exercised on a cashless basis if and only if a registration statement relating to the issuance of the shares underlying the warrants is not then effective or an exemption from registration is not available for the resale of such shares. Any such net exercise will dilute the ownership interests of existing stockholders without any corresponding benefit to the Company of a cash payment for the exercise price of such warrant.
Ownership of our common stock is concentrated, and as a result, certain stockholders may exercise significant influence over us.
As of December 31, 2020, North Sound Trading, L.P. and Golden Harbor Ltd. (together the “Investors”) and their affiliates own an aggregate of approximately 25.7% of the outstanding shares of our common stock. The Investors and their affiliates also hold approximately $80.4 million of the 2025 Notes (48.2% of the outstanding principal amount). The Indenture relating to the 2025 Notes includes a Section 382 conversion blocker that may prevent the Investors from converting their 2025

Notes unless they receive the prior written approval of our Board of Directors. Assuming the conversion of the 2025 Notes owned by the Investors and their affiliates and the exercise of the warrants also owned by the Investors and their affiliates, the Investors and their affiliates would own approximately 31.8% of the outstanding shares of our common stock. As a result, the Investors have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.

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
GENERAL RISK FACTORS
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
Any changes to the accounting systems or new accounting system implementations may be ineffective or cause delays in our ability to provide timely financial results.
A change in the Company’s accounting systems or new accounting system implementations could cause trial balances to be out of balance or hinder the reconciliation of items which are time consuming to diagnose, impacting our ability to provide timely audited and unaudited financial results. Any such change could have a significant impact on the effectiveness of our system of internal controls and could cause a delay in compliance with our reporting obligations, which could adversely affect our business and the trading price of our common stock.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive office is located in Alpharetta, Georgia. Our corporate offices are located in San Diego, California where we lease approximately 25,000 square feet under an arrangement that expires in July 2027 and approximately 13,000 square feet under an arrangement that expires in July 2027. We also currently lease approximately 14,000 square feet in Eugene, Oregon under a lease arrangement that expires in January 2023, and own property in Centurion, South Africa with approximately 28,000 square feet. We further lease space in various geographic locations abroad primarily for sales and support personnel, for research and development, or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.
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
Number of Stockholders of Record
As of February 24, 2021, there were approximately 25 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Unregistered Sales of Equity Securities
None, except as previously disclosed in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and as set forth below.

On August 4, 2020, the Company granted to Craig Foster, the Company’s Chief Financial Officer, options to purchase 200,000 shares of the Company’s common stock and 27,510 restricted stock units (“RSUs”). The options have a ten-year term and an exercise price of $14.54, which was the closing price per share of the Company’s common stock as reported by NASDAQ on August 4, 2020. The options and the RSUs will vest over a four-year period, with 25% of the awards vesting on the first anniversary of the date of grant and the remainder vesting in equal monthly installments over the three years thereafter. The awards were inducement grants made in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The Company intends to file a registration statement on a Form S-8 to register the shares of common stock underlying the options and the RSUs.
Purchases of Equity Securities
None.
Item 6.    Selected Financial Data
Because we were a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2020 and are transitioning into large accelerated filer status, we are not required to provide the information required under this item.

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
Overview
Inseego Corp. is a leader in the design and development of fixed and mobile wireless solutions (advanced 4G and 5G NR), IIoT and cloud solutions for Fortune 500 enterprises, service providers, small and medium-sized businesses, governments, and consumers around the globe. Our product portfolio consists of fixed and mobile device-to-cloud solutions that provide compelling, intelligent, reliable and secure end-to-end IoT services with deep business intelligence. Inseego’s products and solutions, designed and developed in the U.S., power mission critical applications with a “zero unscheduled downtime” mandate, such as our 5G FWA gateway solutions, 4G and 5G mobile broadband, IIoT applications such as SD WAN failover management, asset tracking and fleet management services. Our solutions are powered by our key wireless innovations in mobile and FWA technologies, including a suite of products employing the 5G NR standards, and purpose-built SaaS cloud platforms.
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
•product pricing; and

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

Results of Operations
The following table sets forth our consolidated statements of operations expressed as a percentage of net revenues, derived from the accompanying consolidated financial statements for the periods indicated.

	Year Ended December 31,
	2020	2019

Net revenues:	(as a percent of net revenues)
IoT & Mobile Solutions	83.2%	73.3%
Enterprise SaaS Solutions	16.8	26.7
Total net revenues	100.0	100.0
Cost of net revenues:
IoT & Mobile Solutions	64.5	60.6
Enterprise SaaS Solutions	6.6	10.3
Total cost of net revenues	71.1	70.9
Gross profit	28.9	29.1
Operating costs and expenses:
Research and development	14.3	10.9
Sales and marketing	11.4	13.2
General and administrative	9.8	12.4
Amortization of purchased intangible assets	1.0	1.6
Impairment of capitalized software	0.4	—
Total operating costs and expenses	37.0	38.0
Operating loss	(8.0)	(8.9)
Other income (expense):
Loss on debt conversion and extinguishment, net	(24.3)	—
Interest expense, net	(3.2)	(9.3)
Other income (expense), net	0.3	0.2
Loss before income taxes	(35.2)	(18.0)
Income tax provision	0.2	0.2
Net loss	(35.4)	(18.2)
Less: Net loss (income) attributable to noncontrolling interests	—	—
Net loss attributable to Inseego Corp.	(35.4)	(18.2)
Series E preferred stock dividends	(0.9)	(0.2)
Net loss attributable to common stockholders	(36.4)%	(18.4)%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net revenues. Net revenues for the year ended December 31, 2020 were $313.8 million, an increase of $94.3 million, or 43.0%, compared to the same period in 2019.
The following table summarizes net revenues by our two product categories (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2020	2019	$	%
IoT & Mobile Solutions	$261,169	$160,873	$100,296	62.3%
Enterprise SaaS Solutions	52,663	58,623	(5,960)	(10.2)%
Total	$313,832	$219,496	$94,336	43.0%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions net revenues is primarily a result of increased sales in our LTE gigabit hotspots, the introduction of our second-generation 5G hotspot related to our MiFi business, and increased revenues in our Inseego Subscribe business due to subscriber growth. As a result of the COVID-19 pandemic, there has been an increase in demand for our products due to a dramatic increase around the world in remote or tele-working and learning.
Enterprise SaaS Solutions. Enterprise SaaS Solutions net revenues were down year-over-year due to the effects of strengthening U.S. Dollar foreign exchange rates on international sales and the effect of COVID-19.
Cost of net revenues. Cost of net revenues for the year ended December 31, 2020 was $223.0 million, or 71.1% of net revenues, compared to $155.5 million, or 70.9% of net revenues, for the same period in 2019.
The following table summarizes cost of net revenues by our two product categories (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2020	2019	$	%
IoT & Mobile Solutions	$202,421	$132,980	$69,441	52.2%
Enterprise SaaS Solutions	20,568	22,545	(1,977)	(8.8)%
Total	$222,989	$155,525	$67,464	43.4%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions cost of net revenues is primarily a result of increased sales of our LTE gigabit hotspots, and 5G hotspots, as well as associated expenses such as freight and royalties. As a result of the COVID-19 pandemic, there has been an increase in demand in our products due to a dramatic increase around the world in remote or tele-working and learning.
Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues decreased as a result of lower Ctrack system revenue, partially offset by the effect of strengthening U.S. Dollar foreign exchange rates on international costs.
Gross profit. Gross profit for the year ended December 31, 2020 was $90.8 million, or a gross margin of 28.9%, compared to $64.0 million, or a gross margin of 29.1%, for the same period in 2019. The slight decrease in the gross profit percentage was primarily attributable to an unfavorable product mix offset by improvements in IoT & Mobile Solutions gross margin.
Research and development expenses. Research and development expenses for the year ended December 31, 2020 were $45.0 million, or 14.3% of net revenues, compared to $23.9 million, or 10.9% of net revenues, for the same period in 2019. The increase was primarily a result of increased staffing, test units, and other development spending related to 5G product programs.
Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2020 were $35.8 million, or 11.4% of net revenues, compared to $28.9 million, or 13.2% of net revenues, for the same period in 2019. The increase was primarily a result of an increase in headcount.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2020 were $30.7 million, or 9.8% of net revenues, compared to $27.3 million, or 12.4% of net revenues, for the same period in 2019. The increase was primarily a result of an increase in employment costs attributable to an increase in headcount and non-recurring legal expenses.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the years ended December 31, 2020 and 2019 was $3.2 million and $3.4 million, respectively.

Impairment of capitalized software. During the twelve months ended December 31, 2020, we recorded a loss of $1.4 million on capitalized software development costs. There was no such expense for the same period in 2019.
Loss on debt conversion and extinguishment, net. During the twelve months ended December 31, 2020, we recorded a loss of $76.4 million, which primarily represents the loss on debt conversion and extinguishment of the 2022 Notes, including a $7.9 million inducement expense incurred in connection with certain conversions of the 2022 Notes, and a $67.2 million loss recorded on debt conversion of the 2025 Notes. There was no such expense for the same period in 2019.
Interest expense, net. Interest expense, net, for the years ended December 31, 2020 and 2019 was $9.9 million and $20.4 million, respectively. Interest expense was primarily a result of the interest expense and amortization of the debt discount and debt issuance costs related to our previous term loan, the 2022 Notes and the 2025 Notes. The decrease in interest expense was due to the conversion of debt into equity in 2020, payment in full of our previous term loan during 2020, as well as a lower interest rate on the 2025 Notes, as compared to the 2022 Notes.
Other income (expense), net. Other income, net, for the year ended December 31, 2020 was $1.0 million, which primarily included the fair value adjustment related to our interest-make-whole payment on the 2025 Notes as well as foreign currency transaction gains and losses. Other expense, net for the same period in 2019 was $0.4 million, which primarily consisted of foreign currency transaction gains and losses.
Income tax provision. Income tax provision for the years ended December 31, 2020 and 2019 was $0.7 million and $0.5 million, respectively, which primarily related to certain of our profitable subsidiaries in foreign jurisdictions.
The effective tax rate for the year ended December 31, 2020 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated during the year and certain profitable foreign subsidiaries.
Series E Preferred Stock dividends. During the year ended December 31, 2020 and 2019, we recorded $2.9 million and $0.4 million, respectively, of accrued Series E Preferred Stock dividends.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. As of December 31, 2020, we had cash and cash equivalents of $40.0 million compared with cash and cash equivalents of $12.1 million as of December 31, 2019.
In order to make continued growth investments, on March 6, 2020, the Company issued and sold 25,000 shares of our Series E Preferred Stock, for an aggregate purchase price of $25.0 million. There are currently 35,000 shares of Series E Preferred Stock outstanding with an aggregate liquidation preference of $35 million. Each share of Series E Preferred Stock entitles the holder thereof to receive, when, as and if declared by the Company out of assets legally available therefor, cumulative cash dividends at an annual rate of 9.00% payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on October 1, 2019. If dividends are not declared and paid in any quarter, or if such dividends are declared but holders of the Series E Preferred Stock elect not to receive them in cash, the quarterly dividend will be deemed to accrue and will be added to the Series E Base Amount. The Series E Preferred Stock has no voting rights unless otherwise required by law. The Series E Preferred Stock is perpetual and has no maturity date. However, the Company may, at its option, redeem shares of the Series E Preferred Stock, in whole or in part, on or after July 1, 2022, at a price equal to 110% of the Series E Base Amount plus (without duplication) any accrued and unpaid dividends. The “Series E Base Amount” means $1,000 per share, plus any accrued but unpaid dividends, whether or not declared by the Company’s board of directors, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series E Preferred Stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holders of common stock or any other junior securities, the Series E Base Amount plus (without duplication) any accrued and unpaid dividends.
In the first quarter of 2020, $59.9 million of the Company’s 2022 Notes were exchanged for common stock in private exchange transactions. Additionally, in the second quarter of 2020, the Company restructured its outstanding debt by completing a $100.0 million registered public offering (the “Offering”) of 2025 Notes and also entered into privately-negotiated Exchange Agreements, pursuant to which an aggregate of $45.0 million in principal amount of the 2022 Notes were exchanged for an aggregate of $32.0 million in cash and $80.4 million in principal amount of the 2025 Notes (the “Private Exchange Transactions”). The Company also used a portion of the proceeds from the Offering to repay in full our previous term loan. In the third quarter of 2020, the Company redeemed the remaining $2,000 principal amount of the 2022 Notes.
During the quarter ended September 30, 2020, certain holders of the 2025 Notes converted approximately $13.5 million in principal amount of the 2025 Notes into 1,177,156 shares of the Company’s common stock in accordance with the terms of such notes. As of December 31, 2020, the Company’s outstanding debt primarily consisted of $166.9 million in principal amount of 2025 Notes.
Additionally, on January 25, 2021, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of its common stock (the “ATM Offering”) pursuant to the Company’s Registration Statement on Form S-3ASR (File No. 333-238057), which was filed with the Securities and Exchange Commission on May 7, 2020, and the 424(b) prospectus supplement relating to the ATM Offering dated January 25, 2021.

In January 2021, the Company sold 1,516,073 shares of common stock, at a public offering price of $20.11 per share, for net proceeds of $29.6 million, pursuant to the ATM Offering. See Note 15, Subsequent Events.

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
Settlement Agreement
Pursuant to the amended merger agreement with respect to our acquisition of R.E.R. Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (which has been renamed Inseego North America, LLC), the Company agreed to pay a total of $15.0 million in deferred purchase price in five cash installments over a four-year period, beginning in March 2016. The Company also agreed to provide earn-out consideration to the former stockholders of RER in the form of $6.1 million in cash over a four-year period, beginning in March 2016, and issuance of up to 2,920,000 shares of the Company’s common stock in three equal annual installments, beginning in March 2016, contingent upon retention of certain key personnel of RER.
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

Historical Cash Flows
The following table summarizes our consolidated statements of cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$20,050	$(17,999)
Net cash used in investing activities	(34,713)	(28,213)
Net cash provided by financing activities	42,081	27,469
Effect of exchange rates on cash	523	(259)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,941	(19,002)
Cash, cash equivalents and restricted cash, beginning of period	12,074	31,076
Cash, and cash equivalents, end of period	$40,015	$12,074
Operating activities. Net cash provided by operating activities was $20.1 million for the year ended December 31, 2020 compared to net cash used in operating activities of $18.0 million for the same period in 2019. Net cash provided by operating activities for the year ended December 31, 2020 was primarily attributable to the net cash provided by changes in working capital, non-cash loss on debt conversion and extinguishment, a non-cash fair value adjustment on derivative instrument, depreciation and amortization, including the amortization of debt discount and debt issuance costs, and share-based compensation expense, offset by net losses incurred during the period. Net cash used in operating activities for the year ended December 31, 2019 was primarily attributable to the net losses incurred during the period, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, and share-based compensation expense.
Investing activities. Net cash used in investing activities during the year ended December 31, 2020 was $34.7 million compared to $28.2 million used in investing activities for the same period in 2019. Cash used in investing activities during the year ended December 31, 2020 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the development of software to be sold in our products, in large part due to the increase in development in support of 5G products and services as well as certain internally developed software projects. Cash used in investing activities during the same period in 2019 was primarily attributable to the purchases of property, plant and equipment and the capitalization of certain costs related to the development of software to be sold in our products.
Financing activities. Net cash provided by financing activities during the year ended December 31, 2020 was $42.1 million, compared to net cash provided by financing activities of $27.5 million for the same period in 2019. Net cash provided by financing activities during the year ended December 31, 2020 was primarily related to net proceeds received from the Offering, the issuance of Series E Preferred Stock, the exercise of warrants to purchase common stock and stock option exercises and purchases through our employee stock purchase plan, partially offset by $32.0 million of cash paid to investors in the Private Exchange Transactions, $48.8 million of cash used to pay off our previous term loan and related extinguishment costs, the repurchase of Series E Preferred Stock, principal payments under finance lease obligations and taxes paid on vested restricted stock units. Net cash provided by financing activities during the year ended December 31, 2019 was primarily attributable to the proceeds received from the issuance and sale of Series E Preferred Stock and the exercise of warrants to purchase common stock, as well as proceeds received from stock option exercises and purchases made under the employee stock purchase plan, partially offset by net repayments of bank and overdraft facilities, principal payments under our previous term loan and taxes paid on vested restricted stock units.
Other Liquidity Needs
As of December 31, 2020, we had available cash and cash equivalents totaling $40.0 million and working capital of $38.4 million.
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
Net revenues by product grouping for the year ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
IoT & Mobile Solutions	$261,169	$160,873
Enterprise SaaS Solutions	52,663	58,623
Total	$313,832	$219,496
Net revenues by geographic region based on shipping destination for the year ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
United States and Canada	$260,009	$158,756
South Africa	28,208	35,001
Other	25,615	25,739
Total	$313,832	$219,496
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
SaaS and Other Services. SaaS subscription revenue is recognized over time on a ratable basis over the contract term beginning on the date that its service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of contracts being one to three years. Telematics includes a device which collects and transmits the information from the vehicle or other asset. The Company’s customers have an option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the hardware device, the Company recognizes the revenue at a point in time as discussed above in the hardware revenue recognition disclosure. Prior to adoption of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), on January 1, 2019, if the customer chose to lease the monitoring device, the Company accounted for the monitoring device lease as an operating lease, recognized the revenue for the monitoring device lease over the term of the contract and recorded such revenue in accordance with the previous lease accounting guidance in ASC 840, Leases. Under the new standard, because the Company’s rental asset lease contracts qualify as operating leases under ASC 842 and the contracts also include services to operate the underlying asset, and to maintain the asset, the Company has elected the practical expedient to combine the lease and the non-

lease components because the service is the predominant element in the eyes of the customer and the pattern of service delivery is the same for both elements. The Company recognizes revenue over time on a ratable basis over the term of the contract.
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
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of December 31, 2020.
Applying the practical expedient in paragraph 40-25-4 of ASC 340, Other assets and deferred costs, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general and administrative expenses.

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
Research and development
Research and development expense consists primarily of personnel costs for our engineers engaged in the design and development of our products, software and technologies, including salary, bonus and share‐based compensation expense, project material costs, services, depreciation and amortization. Such costs are charged to research and development expense as they are incurred, to the extent not capitalized as software development costs for external or internal use.
Software Development Costs for External Use
Software development costs for external use are expensed as incurred until technological feasibility has been established, at which time those costs are capitalized as intangible assets until the software is implemented into products sold to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life. Costs incurred to enhance existing software or after the implementation of the software into a product are expensed in the period they are incurred and included in research and development expense in the consolidated statements of operations. The straight-line recognition method approximates the manner in which the expected benefit will be derived. Also, at each balance sheet date, the unamortized capitalized software development costs for external use is compared to the net realizable value of that product by analyzing critical inputs such as costs necessary to bring the software to market, and life of the software. The amount by which unamortized software costs exceed the net realizable value, if any, is recognized as a charge to amortization expense in the period it is determined.
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
Indefinite-lived assets, including goodwill and in-process capitalized software development costs, are not amortized; however, they are tested for impairment annually, and between annual tests, if certain events occur indicating that the carrying amounts may be impaired. The Company performs an annual impairment review of indefinite-lived assets during the fourth fiscal quarter of each year, and more frequently if we believe indicators of impairment exist. To review for impairment, we first assess qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of indefinite-lived assets was based on various macroeconomic, industry-specific, and company specific factors. These factors include: (i) industry or economic trends; (ii) current, historical, or projected financial performance; and (iii) the Company’s market capitalization. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, no further assessment is performed. If the Company determines that it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, the Company calculates the fair value of the reporting unit and compares the fair value to the reporting unit’s net book value.
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
Convertible Debt
We evaluate embedded features within convertible debt that will be settled in shares upon conversion under ASC 815, Derivatives and Hedging (“ASC 815”), to determine whether the embedded feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings.

If an embedded derivative is bifurcated from share-settled convertible debt, we record the debt component at cost less a debt discount equal to the bifurcated derivative’s fair value. We amortize the debt discount over the life of the debt instrument as additional non-cash interest expense utilizing the effective interest method. The convertible debt and the derivative liability are presented in total on the consolidated balance sheet. The derivative liability will be remeasured at each reporting period with changes in fair value recorded in the consolidated statements of operations in other income, net.
Derivative Financial Instruments

We evaluate stock warrants, debt instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of the Financial Accounting Standards Board (the “FASB”) ASC. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as an asset or liability. In the event that the fair value is recorded as an asset or liability, the change in fair value is recorded in the consolidated statements of operations as other income or other expense. Upon conversion, exercise or expiration of a derivative financial instrument, the instrument is marked to fair value.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Because we were a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2020 and are transitioning into large accelerated filer status, we are not required to provide the information required under this item.
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
As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Marcum LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2020, as stated in their report which is included herein.
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

Opinion on Internal Control over Financial Reporting

We have audited Inseego Corp.'s (the “Company”) internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows and the related notes for each of the two years in the period ended December 31, 2020 of the Company, and our report dated March 1, 2021 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Philadelphia, Pennsylvania
March 1, 2021

PART III
Items 10, 11, 12, 13 and 14.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.
PART IV
Item 15.    Exhibit and Financial Statement Schedules
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

2.1
Share Purchase Agreement, dated as of February 24, 2021, by and between Inseego Corp. and Main Street 1816 Proprietary Limited (in the process of being renamed Convergence CTSA Proprietary Limited)(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

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

4.4
First Supplemental Indenture, dated May 12, 2020, between Inseego Corp. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 12, 2020).

4.5	Form of 3.25% convertible senior note due 2025 (incorporated by reference Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 10, 2020).

4.6
Common Stock Purchase Warrant issued to Golden Harbor Ltd., dated March 28, 2019, by Inseego Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 29, 2019).

4.7
Common Stock Purchase Warrant issued to North Sound Trading, L.P., dated March 28, 2019, by Inseego Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 29, 2019).

4.8
Registration Rights Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A to the Securities Purchase Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.1*	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 18, 2018).

Exhibit No.	Description
10.2*	Offer Letter dated July 26, 2020 between Inseego Corp. and Craig L. Foster (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed November 6, 2020).

10.3*
Change in Control Agreement dated August 17, 2020 between Inseego Corp. and Craig L. Foster (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed November 6, 2020).

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

10.11*	Amended Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 24, 2020).

10.12
Securities Purchase Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.13
Securities Purchase Agreement, dated August 9, 2019, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 13, 2019).

10.14
Securities Purchase Agreement, dated March 6, 2020, by and among Inseego Corp. and the Investor identified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2020).

10.15
Assignment and License Agreement, dated as of February 24, 2021, by and between Inseego Corp. and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

10.16
Transitional Services Agreement, dated as of February 24, 2021, by and between Inseego Corp. and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

10.17
Trademark Agreement, dated as of February 24, 2021, by and between Inseego Corp. Ctrack Holdings (Pty) Limited, and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

21	Subsidiaries of Inseego Corp. (incorporated by reference to the Company’s Annual Report on Form 10-K. filed on March 16, 2020).

23.1**	Consent of Independent Registered Public Accounting Firm (Marcum LLP).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement
**	Filed herewith

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2021	INSEEGO CORP.

	By	/s/ Dan Mondor
Dan Mondor
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dan Mondor	Chief Executive Officer (Principal Executive Officer and Director)	March 1, 2021
Dan Mondor

/s/ Craig Foster	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021
Craig Foster

/s/ Christopher Harland	Director	March 1, 2021
Christopher Harland

/s/ Christopher Lytle	Director	March 1, 2021
Christopher Lytle

/s/ Jeffrey Tuder	Director	March 1, 2021
Jeffrey Tuder

/s/ James B. Avery	Director	March 1, 2021
James B. Avery

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Inseego Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inseego Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 1, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to an account or disclosure that is material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
As described in Note 3 to the consolidated financial statements, the Company’s consolidated capitalized software development costs, net of accumulated amortization, and consolidated in-process capitalized software development costs balances totaled $37.2 million as of December 31, 2020. The Company capitalizes certain software development costs for new offerings as well as upgrades to existing software platforms. Management determines the amount of internal software costs to be capitalized principally based on the amount of time spent by developers, both employees and external consultants, on projects in the application stage of development. There is judgment in the determination for which costs are eligible for capitalization as well as the recoverability of such costs.
The principal considerations in our determination of performing procedures relating to the amount of costs eligible for capitalization, together with assessment of the capitalized cost recoverability, is a critical audit matter, and are the significant judgments made by management when determining the costs eligible for capitalization as well as assessing the recoverability of such costs over time; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of capitalized costs and management’s judgment related to the recognition of costs for projects in the application stage as well as recoverability of such costs.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to capitalized software development costs, including controls over management’s determination of time and related costs eligible for capitalization. These procedures also included, among others (i) testing management’s process for determining the time and related costs eligible for capitalization in the current year, (ii) evaluating whether the time and related costs were eligible for capitalization, and (iii) testing the completeness and accuracy of underlying data used in management’s estimate of eligible time and related costs. Evaluating management’s assumptions related to eligible software development cost for capitalization and the recoverability of such costs recorded involved evaluating whether the assumptions used by management were reasonable considering (i) inquiries with management and the director of program management in evaluating the software development costs capitalized for a sample of capitalized projects, and (ii) assessing current sales data along with sales forecasts to determine whether the costs of the capitalized projects are recoverable.

/s/ Marcum LLP

We have served as the Company’s auditor since 2018.
Philadelphia, Pennsylvania
March 1, 2021

INSEEGO CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$40,015	$12,074
Accounts receivable, net of allowance for doubtful accounts of $1,384 and $2,133, respectively	29,940	19,656
Inventories	33,952	25,290
Prepaid expenses and other	10,201	7,117
Total current assets	114,108	64,137
Property, plant and equipment, net	13,699	10,756
Rental assets, net	6,109	5,385
Intangible assets, net	51,487	44,392
Goodwill	32,511	33,659
Right-of-use assets, net	9,092	2,657
Other assets	388	387
Total assets	$227,394	$161,373
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	52,339	26,482
Accrued expenses and other current liabilities	23,373	18,048
Total current liabilities	75,712	44,530
Long-term liabilities:
2025 Notes, net	165,147	—
2022 Notes, net	—	101,334
Term loan, net	—	46,538
Deferred tax liabilities, net	4,505	3,949
Other long-term liabilities	9,929	2,380
Total liabilities	255,293	198,731
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 and 10,000 shares designated, respectively, 35,000 and 10,000 shares issued and outstanding, respectively, liquidation preference of $1,000 per share (plus any accrued but unpaid dividends)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized,99,399,029 and 81,974,051 shares issued and outstanding, respectively	99	82
Additional paid-in capital	711,487	584,862
Accumulated other comprehensive loss	(6,972)	(3,879)
Accumulated deficit	(732,422)	(618,303)
Total stockholders’ deficit attributable to Inseego Corp.	(27,808)	(37,238)
Noncontrolling interests	(91)	(120)
Total stockholders’ deficit	(27,899)	(37,358)
Total liabilities and stockholders’ deficit	$227,394	$161,373
See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Net revenues:
IoT & Mobile Solutions	$261,169	$160,873
Enterprise SaaS Solutions	52,663	58,623
Total net revenues	313,832	219,496
Cost of net revenues:
IoT & Mobile Solutions	202,421	132,980
Enterprise SaaS Solutions	20,568	22,545
Total cost of net revenues	222,989	155,525
Gross profit	90,843	63,971
Operating costs and expenses:
Research and development	44,953	23,853
Sales and marketing	35,750	28,914
General and administrative	30,689	27,327
Amortization of purchased intangible assets	3,175	3,421
Impairment of capitalized software	1,410	—
Total operating costs and expenses	115,977	83,515
Operating loss	(25,134)	(19,544)
Other income (expense):
Loss on debt conversion and extinguishment, net	(76,354)	—
Interest expense, net	(9,942)	(20,381)
Other income, net	992	351
Loss before income taxes	(110,438)	(39,574)
Income tax provision	748	536
Net loss	(111,186)	(40,110)
Less: Net income attributable to noncontrolling interests	(29)	(15)
Net loss attributable to Inseego Corp.	(111,215)	(40,125)
Series E preferred stock dividends	(2,904)	(361)
Net loss attributable to common stockholders	$(114,119)	$(40,486)
Per share data:
Net loss per common share:
Basic and diluted	$(1.19)	$(0.52)
Weighted-average common shares outstanding:
Basic and diluted	96,111,547	78,322,496

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(111,186)	$(40,110)
Foreign currency translation adjustment	(3,093)	998
Total comprehensive loss	(114,279)	(39,112)
Comprehensive income attributable to noncontrolling interests	(29)	(15)
Comprehensive loss attributable to Inseego Corp.	$(114,308)	$(39,127)

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	73,980	$74	$546,230	$(577,817)	$(4,877)	$(135)	$(36,525)
Net loss	—	—	—	—	—	(40,125)	—	15	(40,110)
Foreign currency translation adjustment	—	—	—	—	—	—	998	—	998
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	2,254	$2	3,263	—	—	—	3,265
Issuance of Series E preferred shares	10	—	—	—	10,000	—	—	—	10,000
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(1,269)	—	—	—	(1,269)
Exercise of warrants	—		5,477	6	17,536				17,542
Issuance of common shares	—	—	263	$—	1,439				1,439
Share-based compensation	—	—	—	—	7,302	—	—	—	7,302
Series E preferred stock dividends	—		—	—	361	(361)	—	—	—
Balance, December 31, 2019	10	—	81,974	82	584,862	(618,303)	(3,879)	(120)	(37,358)
Net loss	—	—	—	—	—	(111,215)	—	29	(111,186)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,093)	—	(3,093)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	2,081	2	5,420	—	—	—	5,422
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(354)	—	—	—	(354)
Issuance of Series E preferred shares	25	—	—	—	25,000	—	—	—	25,000
Issuance of Series E preferred stock in lieu of interest	2	—	—	—	2,330	—	—	—	2,330
Repurchase of Series E preferred stock	(2)	—	—	—	(2,354)	—	—	—	(2,354)
Issuance of common shares in connection with the Notes Exchange	—	—	13,739	14	66,074	—	—	—	66,088
Issuance of common shares related to conversion of 2025 Notes	—	—	1,177	1	14,353	—	—	—	14,354
Exercise of warrants	—	—	338	—	1,861	—	—	—	1,861
Share-based compensation	—	—		—	10,419	—	—	—	10,419
Series E preferred stock dividends	—	—	—	—	2,904	(2,904)	—	—	—
Issuance of common shares under settlement agreement	—		90	—	972	—	—	—	972
Balance, December 31, 2020	35	—	99,399	99	711,487	(732,422)	(6,972)	(91)	(27,899)

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(111,186)	$(40,110)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,946	18,426
Fair value adjustment on derivative instrument	597	—
Provision for bad debts, net of recoveries	512	715
Impairment of capitalized software	1,410	—
Provision for excess and obsolete inventory	538	980
Share-based compensation expense	10,419	7,302
Amortization of debt discount and debt issuance costs	4,016	9,772
Loss on debt conversion and extinguishment, net	76,354	—
Deferred income taxes	659	(598)
Other	667	840
Changes in assets and liabilities:
Accounts receivable	(10,797)	377
Inventories	(13,336)	(3,077)
Prepaid expenses and other assets	(3,070)	(901)
Accounts payable	27,087	(12,996)
Accrued expenses, income taxes, and other	8,234	1,271
Net cash provided by (used in) operating activities	20,050	(17,999)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,736)	(6,621)
Proceeds from the sale of property, plant and equipment	392	517
Additions to capitalized software development costs and purchases of intangible assets	(29,369)	(22,109)
Net cash used in investing activities	(34,713)	(28,213)
Cash flows from financing activities:
Gross proceeds received from issuance of Series E preferred stock	25,000	10,000
Gross proceeds from the issuance of 2025 Notes	100,000	—
Payment of issuance costs related to 2025 Notes	(3,645)	—
Cash paid to investors in private exchange transactions	(32,062)	—
Payoff of term loan and related extinguishment costs	(48,830)	—
Repurchase of Series E preferred stock	(2,354)	—
Proceeds from the exercise of warrants to purchase common stock	1,861	17,542
Net borrowing of bank and overdraft facilities	(199)	(1,047)
Principal payments under finance lease obligations	(2,756)	(1,022)
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	5,066	1,996
Net cash provided by financing activities	42,081	27,469
Effect of exchange rates on cash	523	(259)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,941	(19,002)
Cash, cash equivalents and restricted cash, beginning of period	12,074	31,076
Cash, and cash equivalents, end of period	$40,015	$12,074

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,215	$9,296
Income taxes, net of tax refunds	$142	$939
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$4,036	$3,748
Purchases of property, plant and equipment under capital lease	$664	$1,341
Right-of-use assets obtained in exchange for operating leases liabilities	$7,931	$4,694
Capital expenditures financed through accounts payable or accrued liabilities	$5,710	$2,926
Issuance of common stock under Settlement Agreement	$972	$1,439
Preferred stock issued in extinguishment of term loan accrued interest	$2,330	$—
Debt discount and issuance costs extinguished in notes conversion	$1,728	$—
2022 Notes conversion to equity	$59,907	$—
Novatel Wireless Notes conversion to equity	$250	$—
2025 Notes issued to extinguish 2022 Notes	$80,375	$—
2025 Notes conversion, including shares issued in satisfaction of interest-make-whole payment	$14,353	$—

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Significant Accounting Policies
Inseego Corp. (the “Company” or “Inseego”) is a leader in the design and development of fixed and mobile wireless solutions (advanced 4G and 5G New Radio (“5G NR”)), industrial Internet of Things (“IIoT”) and cloud solutions for large enterprise verticals, service providers and small and medium-sized businesses around the globe. Inseego’s customers include wireless service providers, fortune 500 enterprises, consumers, governments, and first responders. Product portfolio consists of fixed and mobile device-to-cloud solutions that provide compelling, intelligent, reliable and secure end-to-end IoT services with deep business intelligence. Inseego’s products and solutions, designed and developed in the U.S., power mission critical applications with a “zero unscheduled downtime” mandate, such as our 5G fixed wireless access (“FWA”) gateway solutions, 4G and 5G mobile broadband, IIoT applications such as SD WAN failover management, asset tracking and fleet management services. Inseego’s solutions are powered by its key wireless innovations in mobile and FWA technologies, including a suite of products employing the 5G NR standards, and purpose-built SaaS cloud platforms.
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
Basis of Presentation
The Company had a net loss attributable to Inseego Corp. of $111.2 million during the year ended December 31, 2020. As of December 31, 2020, the Company had available cash and cash equivalents totaling $40.0 million and working capital of $38.4 million. The Company has a history of operating and net losses and overall usage of cash from operating and investing activities.
On March 6, 2020, the Company issued and sold 25,000 shares of Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”), for an aggregate purchase price of $25.0 million.
In the first quarter of 2020, $59.9 million of the Company’s 5.5% convertible senior notes due 2022 (the “2022 Notes” formerly referred to as the “Inseego Notes”) were exchanged for common stock in private exchange transactions. Additionally, in the second quarter of 2020, the Company restructured its outstanding debt by completing a $100.0 million registered public offering (the “Offering”) of 3.25% convertible senior notes due 2025 (the “2025 Notes”) and also entered into privately-negotiated exchange agreements (“Exchange Agreements”), pursuant to which an aggregate of $45.0 million in principal amount of the 2022 Notes were exchanged for an aggregate of $32.0 million in cash and $80.4 million in principal amount of the 2025 Notes (the “Private Exchange Transactions”). The Company also used a portion of the proceeds from the Offering to repay in full its previous term loan. In the third quarter of 2020, the Company redeemed the remaining $2,000 principal amount of the 2022 Notes.
During the quarter ended September 30, 2020, certain holders of the 2025 Notes converted approximately $13.5 million in principal amount of the 2025 Notes into 1,177,156 shares of the Company’s common stock in accordance with the terms of such notes. As of December 31, 2020, the Company’s outstanding debt primarily consisted of $166.9 million in principal amount of 2025 Notes.
Additionally, in January 2021, the Company sold 1,516,073 shares of common stock, at a public offering price of $20.11 per share, for net proceeds of $29.6 million, pursuant to the ATM Offering. See Note 15, Subsequent Events.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additionally, the Company is uncertain of the full extent to which the COVID-19 pandemic will impact the Company’s business, operations and financial results.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities. Actual results could differ materially from these estimates. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the novel coronavirus pandemic ("COVID-19") could have on our significant accounting estimates. Significant estimates include revenue recognition, capitalized software costs, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, valuation of derivatives, accruals relating to litigation, income taxes, and share-based compensation expense.
Segment Information
Management has determined that the Company has one reportable segment. The Chief Executive Officer, who is also the Chief Operating Decision Maker, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Cash and cash equivalents are recorded at market value, which approximates cost. Gains and losses associated with the Company’s foreign currency denominated demand deposits are recorded as a component of other income, net, in the consolidated statements of operations.
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
Property, Plant and Equipment
Property, plant and equipment are initially stated at cost and depreciated using the straight-line method. Land is not depreciated. Buildings are depreciated over 50 years. Leasehold improvements are depreciated over the shorter of the related

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
remaining lease period or useful life, not to exceed 5 years. Product tooling is depreciated over 13 months. Computer equipment, purchased software, vehicles, production equipment, and furniture and fixtures, are depreciated over lives ranging from 2 to 5 years. Amortization of equipment under capital leases is included in depreciation expense.
Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing property, plant and equipment are capitalized and depreciated. Upon retirement or disposition of property, plant and equipment, any resulting gain or loss is recognized in other income, net, in the consolidated statements of operations.
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
Research and development
Research and development expense consists primarily of personnel costs for our engineers engaged in the design and development of our products, software and technologies, including salary, bonus and share‐based compensation expense, project material costs, services, depreciation and amortization. Such costs are charged to research and development expense as they are incurred, to the extent not capitalized as software development costs for external or internal use.
Software Development Costs for External Use
    Software development costs for external use are expensed as incurred until technological feasibility has been established, at which time those costs are capitalized as intangible assets until the software is implemented into products sold to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life. The straight-line recognition method approximates the manner in which the expected benefit will be derived. Costs incurred to enhance existing software or after the implementation of the software into a product are expensed in the period they are incurred and included in research and development expense in the consolidated statements of operations.
Software Development Costs for Internal Use
Costs incurred in the preliminary stages of development are expensed as incurred and included in research and development expense in the consolidated statements of operations. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements of internal-use software when it is probable that the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal-use software costs are recorded as part of intangible assets and are amortized on a straight-line basis over the estimated useful life of the software. The Company tests these assets for impairment whenever events or circumstances occur that could impact their recoverability. For the year ended December 31, 2020 and 2019, the Company recorded $1.4 million and $0 of impairment loss, respectively, related to software development costs for internal use.
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
Indefinite-lived assets, including goodwill and in-process capitalized software development costs, are not amortized; however, they are tested for impairment annually, and between annual tests, if certain events occur indicating that the carrying amounts may be impaired. The Company performs an annual impairment review of indefinite-lived assets during the fourth fiscal quarter of each year, and more frequently if we believe indicators of impairment exist. To review for impairment, we first assess qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of indefinite-lived assets was based on various macroeconomic, industry-specific, and company specific

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
factors. These factors include: (i) industry or economic trends; (ii) current, historical, or projected financial performance, and; (iii) the Company’s market capitalization. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, no further assessment is performed. If the Company determines that it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, the Company calculates the fair value of the reporting unit and compares the fair value to the reporting unit’s net book value. For the years ended December 31, 2020 and 2019, the Company recorded no impairment loss related to indefinite-lived intangible assets.
Long-Lived Assets
The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets, including property, plant and equipment, rental assets and intangible assets, to determine whether impairment of these assets has occurred or whether a revision to the related amortization periods should be made. When the carrying value of an asset exceeds the associated undiscounted expected future cash flows, it is considered to be impaired and is written down to fair value. Fair value is determined based on an evaluation of the assets’ associated undiscounted future cash flows or appraised value. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each class of asset. If management’s evaluation indicates that the carrying values of these assets are impaired, such impairment is recognized by a reduction of the applicable asset carrying value to its estimated fair value and the impairment is expensed as a part of continuing operations. For the year ended December 31, 2020 and 2019, the Company had no impairment loss related to long-lived assets, except for the impairment of the capitalized software development costs for internal use, noted above.
Convertible Debt Instruments
The Company evaluates embedded features within convertible debt that will be settled in shares upon conversion under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”) to determine whether the embedded feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings.

If an embedded derivative is bifurcated from share-settled convertible debt, the Company records the debt component at cost less a debt discount equal to the bifurcated derivative’s fair value. The Company amortizes the debt discount over the life of the debt instrument as additional non-cash interest expense utilizing the effective interest method. The convertible debt and the derivative liability are presented in total on the consolidated balance sheet. The derivative liability will be remeasured at each reporting period with changes in fair value recorded in the consolidated statements of operations in other income, net.

Derivative Financial Instruments

The Company evaluates stock warrants, debt instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of the Financial Accounting Standards Board (the “FASB”) ASC. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as an asset or liability. In the event that the fair value is recorded as an asset or liability, the change in fair value is recorded in the consolidated statements of operations as other income or other expense. Upon conversion, exercise or expiration of a derivative financial instrument, the instrument is marked to fair value.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net revenues by product grouping for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
IoT & Mobile Solutions	$261,169	$160,873
Enterprise SaaS Solutions	52,663	58,623
Total	$313,832	$219,496
See geographic disaggregation information in Note 12, Geographic Information and Concentrations of Risk.
IoT & Mobile Solutions. The IoT & Mobile Solutions portfolio is comprised of end-to-end edge to cloud solutions including 4G LTE mobile broadband gateways, routers, modems, hotspots, HD quality VoLTE based wireless home phones, cloud management software and an advanced 5G portfolio of products (currently in various stages of development). The solutions are offered under the MiFi and MiFiTM brands for consumer and business markets, and under the Skyus brand for industrial IoT markets. Effective in the third quarter ended on September 30, 2020, IoT & Mobile Solutions now also includes the Company’s Device Management System (“DMS”), rebranded as Inseego SubscribeTM , a hosted SaaS platform that helps organizations manage the selection, deployment and spend of their customer’s wireless assets, helping them save money on personnel and telecom expenses. The Company reclassified its Inseego Subscribe revenue stream from Enterprise SaaS Solutions to better reflect the Company's end user delineation. This reclassification had no impact on previously reported total net revenue, gross profit, or net loss.
Enterprise SaaS Solutions. The Enterprise SaaS Solutions consist of various subscription offerings to gain access to the Company’s Ctrack telematics platforms, which provide fleet vehicle, aviation ground vehicle and asset tracking and performance information, and other telematics applications.
Contracts with Customers
The Company follows Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (as amended, “ASC 606”), which provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
SaaS and Other Services. SaaS subscription revenue is recognized over time on a ratable basis over the contract term beginning on the date that its service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of contracts being one to three years. Telematics includes a device which collects and transmits the information from the vehicle or other asset. The Company’s customers have an option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the hardware device, the Company recognizes the revenue at a point in time as discussed above in the hardware revenue recognition disclosure. Because the Company’s rental asset lease contracts qualify as operating leases under ASC 842, Leases (“ASC 842”), and the contracts also include services to operate the underlying asset, and to maintain the asset, the Company has elected the practical expedient to combine the lease and the non-lease components because the service is the predominant element in the eyes of the customer and the pattern of service delivery is the same for both elements. The Company recognizes revenue over time on a ratable basis over the term of the contract.
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
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of December 31, 2020.
Applying the practical expedient in paragraph 40-25-4 of ASC 340, Other Assets and Deferred Costs, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general and administrative expenses.
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
Foreign Currency Transactions
Foreign currency transactions are transactions denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rates between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is reported by the Company as a foreign currency transaction gain (loss). The primary component of the Company’s foreign currency transaction gain (loss) is due to agreements in place with certain subsidiaries in foreign countries regarding intercompany transactions. Based upon historical experience, the Company anticipates repayment of these transactions in the foreseeable future, and recognizes the realized and unrealized gains (losses) on these transactions that result from foreign currency changes in the period in which they occur as foreign currency transaction gain (loss), which is recorded as other income, net, in the consolidated statements of operations.
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
Share-Based Compensation
The Company has granted stock options and RSUs to employees, non-employee consultants and non-employee members of our Board of Directors. The Company also has an employee stock purchase plan (“ESPP”) for eligible employees. The Company measures the compensation cost associated with all share-based payments based on grant date fair values. The fair value of each stock option and stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. The Company generally uses the Black-Scholes option pricing model to estimate the fair value of its stock options and stock purchase rights. The Black-Scholes model is considered an acceptable model but the fair values generated by it may not be indicative of the actual fair values of the Company’s equity awards as it does not consider certain factors important to those awards to recipients, such as continued service and periodic vesting requirements, as well as limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
held. This guidance is effective for interim and annual periods beginning after December 15, 2019. There was no impact from the adoption of this pronouncement to the Company’s consolidated financial statements.
2. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2020	2019
Finished goods	$27,009	$21,229
Raw materials and components	6,943	4,061
	$33,952	$25,290
Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2020	2019
Land	$244	$253
Buildings	2,213	2,303
Test equipment	16,775	10,952
Computer equipment and purchased software	7,899	6,911
Product tooling	3,125	2,139
Furniture and fixtures	1,310	1,535
Vehicles	2,988	2,535
Leasehold improvements	860	145
	35,414	26,773
Less—accumulated depreciation and amortization	(21,715)	(16,017)
	$13,699	$10,756
At December 31, 2020, the Company had vehicles and equipment under finance leases with an aggregate carrying value of $2.6 million, net of accumulated amortization of $1.0 million. At December 31, 2019, the Company had vehicles and equipment under finance leases with an aggregate carrying value of $2.1 million, net of accumulated amortization of $2.6 million.
Rental Assets
Rental assets consist of the following (in thousands):

	December 31,
	2020	2019
Rental assets	$21,863	$18,176
Less—accumulated depreciation	(15,754)	(12,791)
	$6,109	$5,385
Depreciation and amortization expense related to property, plant and equipment, including equipment under capital leases, and rental assets was $10.0 million and $8.8 million for the years ended December 31, 2020 and 2019, respectively.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Royalties	$2,410	$1,415
Payroll and related expenses	6,006	2,716
Professional fees	921	483
Accrued interest	888	1,543
Deferred revenue	2,853	2,235
Operating lease liabilities	1,619	1,101
Acquisition-related liabilities	—	1,000
Other	8,676	7,555
	$23,373	$18,048
3. Goodwill and Other Intangible Assets
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2018	$32,942
Effect of change in foreign currency exchange rates	717
Balance at December 31, 2019	33,659
Effect of change in foreign currency exchange rates	(1,148)
Balance at December 31, 2020	$32,511
The Company’s intangible assets are comprised of the following (in thousands):

	December 31, 2020
	Weighted-Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Developed technologies	6.0	$12,692	$(10,878)	$1,814
Trademarks and trade names	10.0	17,823	(9,597)	8,226
Customer relationships	8.5	12,306	(8,703)	3,603
Capitalized software development costs	3.3	47,818	(31,051)	16,767
Other	2.5	3,389	(2,791)	598
Total finite-lived intangible assets		$94,028	$(63,020)	31,008
Indefinite-lived intangible assets:
In-process capitalized software development costs				20,479
Total intangible assets				$51,487

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Weighted-Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Developed technologies	6.0	$13,076	$(9,198)	$3,878
Trademarks and trade names	10.0	18,352	(8,040)	10,312
Customer relationships	8.4	12,460	(7,413)	5,047
Capitalized software development costs	3.6	19,375	(6,570)	12,805
Other	2.4	2,986	(1,790)	1,196
Total finite-lived intangible assets		$66,249	$(33,011)	33,238
Indefinite-lived intangible assets:
In-process capitalized software development costs				11,154
Total intangible assets				$44,392
Amortization expense for the years ended December 31, 2020 and 2019 was approximately $18.0 million and $9.7 million, respectively, including approximately $12.9 million and $4.1 million related to capitalized software development costs for the years ended December 31, 2020 and 2019, respectively.
The Company recorded a $1.4 million impairment loss on intangible assets during the years ended December 31, 2020 and no impairment loss during the year ended December 31, 2019.
The following table represents details of the amortization of finite-lived intangible assets that is estimated to be expensed in the future (in thousands):

2021	13,026
2022	7,390
2023	4,383
2024	3,937
2025	2,272
Total	$31,008
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the year ended December 31, 2020.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2020 (in thousands):

	Balance as of December 31, 2020	Level 1
Assets:
Cash equivalents
Money market funds	$126	$126
Total cash equivalents	$126	$126
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2019 (in thousands):

	Balance as of December 31, 2019	Level 1
Assets:
Cash equivalents
Money market funds	$126	$126
Total cash equivalents	$126	$126

	Balance as of December 31, 2020	Level 3
Liabilities:
2025 Notes
Interest make-whole payment	$4,898	$4,898
Total embedded derivatives	$4,898	$4,898
The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model with the following key assumptions:

	May 12, 2020	December 31, 2020
Volatility	60%	50%
Stock price	$10.62 per share	$15.47 per share
Credit spread	14.97%	19.25%
Term	4.97 years	4.34 years
Dividend yield	—%	—%
Risk-free rate	0.34%	0.30%

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the twelve months ended December 31, 2020 (in thousands):

	Balance as of December 31, 2019	Additions	Conversions	Change in fair value	Balance as of December 31, 2020
Liabilities:
Interest make-whole payment	$—	$4,582	$(281)	$597	$4,898

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company evaluated the 2025 Notes under ASC 815, Derivatives and Hedging, and identified an embedded derivative that required bifurcation. The embedded derivative is an interest make-whole payment that was valued at $4.6 million on May 12, 2020.
The estimated fair value of the interest make-whole derivative liability at the date of issuance was determined using significant assumptions which include an implied credit spread rate for notes with a similar term, the expected volatility and dividend yield of the Company’s common stock and the risk-free interest rate.

Changes in the fair value of the interest make-whole payment are included in the Company’s consolidated statement of operations for the current fiscal year within other income, net. During the year ended December 31, 2020, certain holders of the 2025 Notes converted an aggregate of approximately $13.5 million in principal amount of the 2025 Notes into shares of the Company’s common stock in accordance with the terms of such notes and a portion of the embedded derivative was settled in shares of the Company’s common stock resulting in $0.3 million of the derivative liability being extinguished upon conversion. As of December 31, 2020, the embedded derivative had a fair value of $4.9 million and a $0.6 million loss on the change in fair value was recorded to other income (expense), net, on the consolidated statement of operations.

During the years ended December 31, 2020 and 2019, there were no transfers between the levels within the fair value hierarchy.
Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of the 2025 Notes and 2022 Notes. (See Note 5, Debt).
The Company carries its 2025 Notes at amortized cost adjusted for changes in fair value of the embedded derivative. It is not practicable to determine the fair value of the 2025 Notes due to the lack of information available to calculate the fair value of such notes.

5. Debt
Long-Term Debt
Term Loan
On August 23, 2017, the Company and certain of its direct and indirect subsidiaries (the “Guarantors”) entered into a credit agreement (the “Credit Agreement”) with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and certain lenders (the “Lenders”). Pursuant to the Credit Agreement, the Lenders provided the Company with a term loan in the principal amount of $48.0 million (the “Term Loan”) with a maturity date of August 23, 2020 (the “Maturity Date”). In conjunction with the closing of the Term Loan, the Company received proceeds of $46.9 million, $35.0 million of which was funded to the Company in cash on the closing date, net of an original issue discount and commitment fee, and the remaining $11.9 million of which was funded through the Company’s repurchase and cancellation of approximately $14.9 million of its then outstanding 2022 Notes pursuant to the terms of the Note Purchase Agreement (as defined below). The Company paid issuance costs of approximately $0.5 million. Additionally, the Company issued shares of its common stock and accrued an exit fee, which, when combined with the original debt discount and commitment fee, resulted in a total debt discount of approximately $4.0 million.
On March 31, 2020, the Company issued 2,330 shares of Series E Preferred Stock to South Ocean Funding L.L.C. (“South Ocean”), the Lender holding all of the aggregate principal amount then outstanding under the Credit Agreement in satisfaction of all then accrued interest under the Credit Agreement.
On May 12, 2020, the Company used a portion of the proceeds from the Offering to repay in full the Term Loan and terminate the Credit Agreement. The amounts paid included $47.5 million in outstanding principal, approximately $0.5 million in interest accrued thereon, and prepayment and exit fees of $1.4 million. The Company also used a portion of the proceeds of the Offering to repurchase the 2,330 shares of Series E Preferred Stock that had been issued to South Ocean for $2.4 million.

The Term Loan bore interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 7.625%.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Term Loan consisted of the following (in thousands):

December 31,
2019
Principal	$47,500
Less: unamortized debt discount and debt issuance costs	(962)
Net carrying amount	$46,538
The effective interest rate on the Term Loan was 15.19% for the year ended December 31, 2020. The following table sets forth total interest expense recognized related to the Term Loan during the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Contractual interest expense	$1,667	$4,789
Amortization of debt discount	859	1,331
Amortization of debt issuance costs	103	161
Total interest expense	$2,629	$6,281
Convertible Notes

2025 Notes

On May 12, 2020, the Company completed its registered public Offering of $100.0 million aggregate principal amount of 2025 Notes.

On May 12, 2020, the Company also entered into Exchange Agreements with certain related party holders of the 2022 Notes. Pursuant to the Exchange Agreements, these noteholders agreed to exchange the 2022 Notes that they held (representing an aggregate of $45.0 million principal amount of 2022 Notes with an estimated fair value of approximately $112.4 million as of the date of exchange) for an aggregate of $32.0 million in cash and $80.4 million principal amount of 2025 Notes in private placement transactions that closed concurrently with the registered Offering. In connection therewith, the Company recorded $67.2 million in loss on debt conversion and extinguishment, net in the consolidated statement of operations. The 2025 Notes issued in the Private Exchange Transactions are part of the same series as the 2025 Notes issued in the registered Offering.

During the year ended December 31, 2020, certain holders of the 2025 Notes converted pursuant to the original terms of the 2025 Notes, an aggregate of approximately $13.5 million in principal amount of the 2025 Notes into 1,177,156 shares of the Company’s common stock, including 108,572 shares of common stock issued in satisfaction of the interest make-whole payment. In connection therewith, the Company recorded a loss of $1.2 million in the consolidated statement of operations.

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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Interest make-whole payment

The 2025 Notes also include an interest make-whole payment feature whereby if the last reported sale price of the Company’s common stock for each of the five trading days immediately preceding a conversion date is greater than or equal to $10.51, the Company will, in addition to the other consideration payable or deliverable in connection with such conversion, make an interest make-whole payment to the converting holder equal to the sum of the present values of the scheduled payments of interest that would have been made on the 2025 Notes to be converted had such notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date. The present values will be computed using a discount rate equal to 1%. The Company will satisfy its obligation to pay the interest make-whole payment, at its election, in cash or shares of common stock (together with cash in lieu of fractional shares). The Company has determined that this feature is an embedded derivative and has recognized the fair value of this derivative as a liability in the consolidated balance sheets, with subsequent changes to fair value to be recorded at each reporting period on the consolidated statement of operations in other income, net.

As of December 31, 2020, $166.9 million in principal amount of the 2025 Notes were outstanding, $80.4 million of which was held by related parties. Assuming no repurchases or conversion of the 2025 Notes prior to May 1, 2025, the entire principal balance of $166.9 million of the 2025 Notes, is due on May 1, 2025.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2025 Notes consist of the following (in thousands):

December 31, 2020
Liability component
Principal	$166,898
Add: fair value of embedded derivative	4,898
Less: unamortized debt discount	(3,703)
Less: unamortized issuance costs	(2,946)
Net carrying amount	$165,147

The effective interest rate on the liability component of the 2025 Notes was 4.10% for the twelve months ended December 31, 2020. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

Year Ended December 31, 2020
Contractual interest expense	$3,434
Amortization of debt discount	552
Amortization of debt issuance costs	439
Total interest expense	$4,425

As the offering of the 2025 Notes took place during the twelve months ended December 31, 2020, there was no interest expense in the comparable twelve months of 2019.

Subsequent to December 31, 2020, $5.0 million of the 2025 Notes were converted into 428,669 shares, pursuant to original terms of the 2025 Notes, including 32,221 shares of common stock in satisfaction of the interest-make-whole payments.

2022 Notes
On January 9, 2017, in connection with the Note Exchange (as defined below), the Company issued approximately $119.8 million aggregate principal amount of 2022 Notes.
During the three months ended March 31, 2020, the Company entered into privately-negotiated exchange agreements with certain investors holding the 2022 Notes. Pursuant to those exchange agreements, the investors exchanged $59.9 million in aggregate principal amount of outstanding 2022 Notes for 13,688,876 shares of common stock. The investors that participated in such exchange agreements agreed to waive any accrued but unpaid interest on the exchanged 2022 Notes. Included in the 13,688,876 shares of common stock issued in the exchange transactions that took place during the three months ended March 31, 2020 were 942,706 shares valued at $7.9 million on the date of issuance at fair value, which were issued pursuant to the terms of the privately-negotiated exchange agreements and were in excess of the consideration issuable under the original conversion terms of the exchanged 2022 Notes. ASC 470, Debt, requires the recognition through earnings of an inducement charge equal to the fair value of the consideration delivered in excess of the consideration issuable under the original conversion terms. This resulted in a non-cash charge of $7.9 million, which was recorded as inducement expense within loss on debt conversion and extinguishment, net, in the consolidated statement of operations.

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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2022 Notes consist of the following (in thousands):

December 31, 2019
Liability component
Principal	$105,125
Less: unamortized debt discount and issuance costs	(3,791)
Net carrying amount	$101,334

The effective interest rate on the liability component of the 2022 Notes was 12.89% for the twelve months ended December 31, 2020. The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Year Ended December 31,
	2020	2019
Contractual interest expense	$768	$5,782
Amortization of debt discount	1,952	7,821
Amortization of debt issuance costs	111	459
Total interest expense	$2,831	$14,062
Novatel Wireless Notes
On June 10, 2015, Novatel Wireless issued $120.0 million of 5.50% convertible senior notes due 2020 (the “Novatel Wireless Notes”). The Company incurred issuance costs of approximately $3.9 million, which were governed by the terms of an indenture, dated June 10, 2015, between Novatel Wireless, as issuer, Inseego and Wilmington Trust, National Association, as trustee, as amended by certain supplemental indentures (“the Novatel Indenture”). On January 9, 2017, in connection with the settlement of an exchange offer and consent solicitation with respect to the Novatel Wireless Notes (the “Note Exchange”), approximately $119.8 million aggregate principal amount of outstanding Novatel Wireless Notes were validly tendered and accepted for exchange and subsequently canceled. In February 2020, the holders of the remaining $250,000 of the aggregate principal amount of Novatel Wireless Notes that remained outstanding following the Note Exchange, converted their Novatel
Wireless Notes into 50,000 shares of Inseego Corp. common stock, at the conversion price of $5.00 per share, in accordance with the terms of the Novatel Indenture. Accordingly, no Novatel Wireless Notes were outstanding as of December 31, 2020.

6. Income Taxes
The Company’s loss before income taxes for the years ended December 31, 2020 and 2019 is comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019
Domestic	$(109,837)	$(39,187)
Foreign	(601)	(387)
Loss before income taxes	$(110,438)	$(39,574)

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision for income taxes for the years ended December 31, 2020 and 2019 is comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019
Current:
Federal	$—	$(49)
State	(4)	35
Foreign	93	1,148
Total current	89	1,134
Deferred:
Federal	12	12
State	—	—
Foreign	647	(610)
Total deferred	659	(598)
Provision for income taxes	$748	$536
The Company’s net deferred tax liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accrued expenses	$1,940	$647
Provision for excess and obsolete inventory	2,016	2,003
Convertible debt	13,367	—
Interest expense limitation	7,798	5,562
Net operating loss and tax credit carryforwards	108,340	95,258
Share-based compensation	1,911	1,226
Right-of-use-asset	2,059	650
Unrecognized tax benefits	1,567	1,288
Deferred tax assets	138,998	106,634
Deferred tax liabilities:
Operating lease liability	(2,059)	(650)
Acquired intangible assets	(2,155)	(3,623)
Convertible debt	—	(866)
Depreciation and amortization	(5,545)	(1,742)
Unrealized foreign currency gains	(375)	—
Deferred tax liabilities	(10,134)	(6,881)
Valuation allowance	(133,369)	(103,702)
Net deferred tax liabilities	$(4,505)	$(3,949)
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards.
At December 31, 2020 and 2019, the Company recognized valuation allowances of $26.4 million and $9.2 million, respectively, related to its deferred tax assets created in those respective years. As a result, no net income tax benefits resulted in the Company’s statements of operations from the operating losses created during those years.
The provision for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 21% in 2020 and 2019 to loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2020	2019
Federal tax benefit, at statutory rate	$(23,192)	$(8,311)
State benefit, net of federal benefit	(1,285)	27
Foreign tax rate difference	(140)	476
Valuation allowance against future tax benefits	26,410	9,168
Loss on conversion of debt	2,015	—
Research and development credits	(2,355)	(1,456)
Share-based compensation	(1,134)	341
Other, including true-up of prior year provisions	429	291
Provision for income taxes	$748	$536
At December 31, 2020, the Company had U.S. federal net operating loss carryforwards (“NOLs”) related to tax years 2020 and prior of approximately $429.3 million. Approximately $81.5 million of these NOLs have no expiration date. The remainder begin to expire in 2021, unless previously utilized. Some of these NOLs may be limited by either past or future changes in control events. The Company has California net operating loss carryforwards at December 31, 2020 of approximately $55.0 million, which begin to expire in 2028, unless previously utilized, and foreign net operating losses for its active foreign subsidiaries of approximately $46.7 million, which generally have no expiration date. At December 31, 2020, the Company had federal research and development tax credit carryforwards of approximately $12.8 million, which begin to expire in 2026, unless previously utilized, and California research and development tax credit carryforwards of approximately $14.0 million, which have no expiration date.
Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a rolling three-year period. An analysis was performed for the period through December 31, 2020 and did not identify any events of cumulative change in ownership during the review period. The Company will continue monitoring any future changes in stock ownership.
It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on U.S. income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. Payments of approximately $1.4 million of employer payroll taxes otherwise due in 2020, were delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The CARES Act did not have a material impact on the Company’s consolidated financial statements.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. No income tax benefit was recognized during the years ended December 31, 2020 and 2019. At December 31, 2020 and 2019, the Company did not have interest expense related to uncertain tax positions or a liability for unrecognized tax benefits. The Company does not expect changes to its uncertain tax position in the next twelve months.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2018	$36,906
Increases related to current and prior year tax positions	929
Balance at December 31, 2019	37,835
Increases related to current and prior year tax positions	1,796
Balance at December 31, 2020	$39,631
There are no tax benefits that, if recognized, would affect the effective tax rate that are included in the balances of unrecognized tax benefits at December 31, 2020.
The Company and its subsidiaries file U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. The Company’s federal and state tax returns are subject to examination for the years beginning in 2016 and 2015, respectively. Net operating loss carryforwards arising prior to these years are also open to examination, if and when utilized. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.
7. Stockholders’ Equity
On August 6, 2018, the Company completed a private placement of 12,062,000 shares of its common stock and warrants (the “2018 Warrants”) to purchase an additional 4,221,700 shares of its common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, to certain accredited investors for gross proceeds of $19.7 million in cash. Each warrant had an initial exercise price of $2.52 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions.
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
The Company assessed the terms of the warrants under ASC 815, Derivatives and Hedging. Pursuant to this guidance, the Company has determined that the warrants do not require liability accounting and has classified the warrants as equity.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
There were no dividends declared and $2.9 million and $0.4 million of dividends were accrued as of December 31, 2020, and 2019, respectively.
Rights Agreement
On January 22, 2018, the Company entered into a Rights Agreement with Computershare Trust Company, N.A., a federally chartered trust company, as rights agent (as subsequently amended, the “Rights Agreement”) and issued a dividend of one preferred share purchase right (a “Right”) to each of the stockholders of record of each share of common stock outstanding on February 2, 2018. Each Right entitled the registered holder to purchase from the Company one one-thousandth of a share of Series D Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company, at a price of $10.00 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.
The Rights were not exercisable until the Distribution Date (as defined in the Rights Agreement). The Rights expired on January 22, 2021.
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

    The Investors will remain Grandfathered Stockholders under the terms of the Rights Agreement as long as they do not acquire, after the date of the Third Amendment to Rights Agreement, beneficial ownership of Company securities (other than as a result of any adjustment provision or the accrual of interest under any outstanding convertible notes) equal to more than 0.50% of the then-outstanding common stock. The Rights expired on January 22, 2021.
Common Shares Reserved for Future Issuance
The Company had reserved shares of common stock for possible future issuance as of December 31, 2020 and 2019 as follows:

	December 31,
	2020	2019
Common stock warrants outstanding	2,500,000	2,838,454
Stock options outstanding	8,479,979	9,044,304
Restricted stock units outstanding	417,105	400,315
Shares available for issuance pursuant to Convertible Notes	15,879,948	40,649,225
Shares available for future grants of awards under the 2018 Omnibus Incentive Compensation Plan	2,849,488	2,488,221
Shares available under the 2000 Employee Stock Purchase Plan	391,201	622,476
Total shares of common stock reserved for issuance	30,517,721	56,042,995

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Share-based Compensation
During the year ended December 31, 2020, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans.
During the year ended December 31, 2019, the Board approved and transferred all available shares from the 2015 Plan to the 2018 Plan. Under the 2018 Plan, a maximum of 8,897,084 shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of RSUs or other awards, including awards with alternative vesting schedules such as performance-based criteria.
For the years ended December 31, 2020 and 2019, the following table presents total share-based compensation expense in each functional line item on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019
Cost of revenues	$1,583	$1,133
Research and development	2,823	1,548
Sales and marketing	2,346	1,669
General and administrative	3,667	2,952
Total	$10,419	$7,302
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
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of each stock option granted:

	Year Ended December 31,
	2020	2019
Expected dividend yield	—%	—%
Risk-free interest rate	0.9%	1.8%
Volatility	95%	81%
Expected term (in years)	5.8	5.8
The weighted-average fair value of stock option awards granted during the years ended December 31, 2020 and 2019 was $7.11 and $3.56, respectively.
The following table summarizes the Company’s stock option activity for the years ended December 31, 2020 and 2019 (dollars in thousands, except per share data):

	Stock Options Outstanding	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — December 31, 2019	9,044,304	$2.91
Granted	1,526,000	9.41
Exercised	(1,357,620)	3.06
Canceled	(732,705)	3.60
Outstanding — December 31, 2020	8,479,979	$3.99	7.47	$97,315
Vested and Expected to Vest — December 31, 2020	7,667,800	$3.71	7.34	$90,150
Exercisable — December 31, 2020	4,293,975	$2.10	6.41	$57,398

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2019, 1,489,067 shares were issued upon the exercise of stock options. The total intrinsic value of stock options exercised to purchase common stock during the years ended December 31, 2020 and 2019 was approximately $11.7 million and $5.6 million, respectively.
As of December 31, 2020, total unrecognized share-based compensation expense related to non-vested stock options was $12.3 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years. The Company recognized approximately $5.8 million and $3.5 million of share-based compensation expense related to the vesting of stock option awards during the years ended December 31, 2020 and 2019, respectively.
Restricted Stock Units
Pursuant to the 2018 Plan and the 2015 Plan, the Company may issue RSUs that, upon satisfaction of vesting conditions, allow recipients to receive common stock. Issuances of such awards reduce common stock available under the 2018 Plan and 2015 Plan for stock incentive awards. The Company measures compensation cost associated with grants of RSUs at fair value, which is generally the closing price of the Company’s stock on the date of grant. RSUs generally vest over a three- to four-year period.
A summary of restricted stock unit activity under all plans for the year ended December 31, 2020 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested — December 31, 2019	400,315	$3.95
Granted	570,368	10.52
Vested	(548,160)	7.28
Forfeited	(5,418)	4.06
Non-vested — December 31, 2020	417,105	$8.68
During the year ended December 31, 2019, the weighted-average grant-date fair value of RSUs granted was $5.07. During the years ended December 31, 2020 and 2019, the total fair value of shares vested was $5.1 million and $4.0 million, respectively.
As of December 31, 2020, there was $1.8 million of unrecognized share-based compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 2.2 years. The Company recognized approximately $4.1 million and $3.5 million of share-based compensation expense related to the vesting of RSUs during the years ended December 31, 2020 and 2019, respectively.
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
During the years ended December 31, 2020 and 2019, the Company issued 231,275 shares and 203,061 shares, respectively, under the ESPP. The Company recognized approximately $0.6 million and $0.3 million of share-based compensation expense related to the ESPP during the years ended December 31, 2020 and 2019, respectively.

9. Earnings per Share
Basic EPS excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting primarily of the Convertible Notes calculated using the if-converted and treasury stock method and warrants, stock options and RSUs calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The calculation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019
Net loss attributable to common stockholders	$(114,119)	$(40,486)
Weighted-average common shares outstanding	96,111,547	78,322,496
Basic and diluted net loss per share	$(1.19)	$(0.52)
For the year ended December 31, 2020, the computation of diluted EPS excluded 26,180,766 shares, primarily related to Convertible Notes, warrants, stock options and RSUs for which the effect would have been anti-dilutive.

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
On May 11, 2017, the Company initiated a lawsuit against the former stockholders of R.E.R. Enterprises, Inc. (“RER”) in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and the Company agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately instruct its transfer agent to permit the transfer or sale of 973,333 shares of the Company’s common stock that the Company had issued to the former stockholders of RER in March 2017, (iii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iv) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (v) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (vi) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. On July 24, 2020, the Company issued 89,928 shares of common stock to the former stockholders of RER in satisfaction of all remaining liabilities under the Settlement Agreement.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract.
None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants. As a result of the Company’s election of the package of practical expedients permitted within ASC 842, which among other things, allows for the carryforward of historical lease classification, all of the Company’s lease agreements in existence at the date of adoption that were classified as operating leases under ASC 840, Leases have been classified as operating leases under ASC 842. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the lease term and the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of December 31, 2020, the Company had right-of-use assets of $9.1 million and lease liabilities related to its operating leases of $9.9 million. Right-of-use assets are included in right-of-use assets, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in accrued expenses and other liabilities and other long-term liabilities on the consolidated balance sheet. As of December 31, 2020, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were 5.8 years and 9.1%, respectively.
During the years ended December 31, 2020 and 2019, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $1.9 million and $2.2 million, respectively, which is included as an operating cash outflow within the consolidated statements of cash flows. During the twelve months ended December 31, 2020 and 2019, the operating lease costs related to the Company’s operating leases were approximately $2.2 million and $2.4 million, respectively, which is included in operating costs and expenses in the consolidated statements of operations. During the twelve months ended December 31, 2020, the Company entered into a lease agreement for its new corporate offices and renewed the lease on a research and development facility for which right-of-use assets were recorded in exchange for new lease liabilities.
The future minimum payments under operating leases were as follows at December 31, 2020 (in thousands):

2021	$2,460
2022	2,225
2023	1,916
2024	1,787
2025	1,630
Thereafter	2,807
Total minimum operating lease payments	12,825
Less: amounts representing interest	(2,921)
Present value of net minimum operating lease payments	9,904
Less: current portion	(1,619)
Long-term portion of operating lease obligations	$8,285
Lessor
Monitoring device leases in which the Company serves as lessor are classified as operating leases. Accordingly, rental devices are carried at historical cost less accumulated depreciation and impairment, if any, and are included in rental assets, net, on the consolidated balance sheets.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the geographic concentration of the Company’s assets (in thousands):

	December 31,
	2020	2019
United States and Canada	$148,485	$81,769
South Africa	48,211	53,610
Other	30,698	25,994
	$227,394	$161,373
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Year Ended December 31,
	2020	2019
United States and Canada	$260,009	$158,756
South Africa	28,208	35,001
Other	25,615	25,739
Total	$313,832	$219,496
Concentrations of Risk
For the years ended December 31, 2020 and 2019, one customer accounted for 54.5% and 52.5% of net revenues, respectively. At December 31, 2020, two customers accounted for 33.3% and 17.2% of total accounts receivable. At December 31, 2019, two customers accounted for 25.0% and 11.2% of total accounts receivable.
During the years ended December 31, 2020 and 2019, the Company recorded net foreign currency transaction losses of approximately $0.7 million and $0.3 million, respectively, primarily related to outstanding intercompany loans that Ctrack has with certain of its subsidiaries, which are remeasured at each reporting period and payable upon demand.
All recorded gains and losses on foreign currency transactions are recorded in other income (expense), net, in the consolidated statements of operations.
13. Retirement Savings Plan
The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. The Company matches 50% of the first 6% of an employee’s designated deferral of their eligible compensation. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions under the Plan amounted to approximately $0.7 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. Employer matching contributions vest immediately.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Quarterly Financial Information (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2020 and 2019:

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Net revenues	$56,840	$80,689	$90,240	$86,063
Gross profit	17,227	22,000	25,170	26,447
Net loss attributable to common stockholders	(18,590)	(75,665)	(6,271)	(13,593)
Basic and diluted net loss per share	(0.20)	(0.78)	(0.06)	(0.14)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Net revenues	$48,556	$55,891	$62,716	$52,333
Gross profit	14,760	15,555	18,625	15,031
Net loss attributable to stockholders	(7,485)	(10,779)	(8,937)	(13,285)
Basic and diluted net income (loss) per share	(0.10)	(0.14)	(0.11)	(0.17)

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Subsequent Events
At-the-Market Offering
On January 25, 2021, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of its common stock (the “ATM Offering”) pursuant to the Company’s Registration Statement on Form S-3ASR (File No. 333-238057), which was filed with the Securities and Exchange Commission on May 7, 2020, and the 424(b) prospectus supplement relating to the Offering dated January 25, 2021.
In January 2021, the Company sold 1,516,073 shares of common stock, at a public offering price of $20.11 per share, for net proceeds of $29.6 million, pursuant to the ATM Offering.

Sale of Ctrack South African Operations

On February 24, 2021, the Company announced its entry into a Share Purchase Agreement with an affiliate of Convergence, to sell its South African operations, in an all-cash transaction for 528.9 million South African Rand (ZAR) (approximately $36.2 million United States Dollar (“USD”) based on an exchange rate on February 24, 2021 of 14.62 ZAR to 1 USD), subject to certain regulatory approvals and other closing conditions. The transaction is expected to close during the second quarter of fiscal 2021.