Form 10-K/A
period 2020-12-31
INSEEGO CORP.
filed 2021-04-30
CIK 1022652

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2020 of Inseego Corp. (the “Company” or “Inseego”), filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2021 (the “Original Form 10–K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K. In addition, because the Company was a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2020 and is transitioning into large accelerated filer status, certain disclosures contained in this Amendment conform to the smaller reporting company requirements.

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

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 1, 2021 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors (the “Board”) currently consists of five members, four of whom are non-management directors. The Board is divided into three classes with each class serving a three-year term. The term of one class expires at each annual meeting of stockholders of the Company. The Board is comprised of the following members:

James B. Avery	Director since August 2018

Mr. Avery, age 57, was appointed to the Board in August 2018 pursuant to the terms of that certain Securities Purchase Agreement, dated August 6, 2018, by and among the Company, North Sound Trading, L.P. and Golden Harbor Ltd. (the “Purchase Agreement Mr. Avery joined Tavistock Group in July 2014 and is currently a Senior Managing Director. From 2003 to June 2014, Mr. Avery was a Managing Director and Co-Founder of GCA Savvian, a boutique investment bank, in addition to holding the position of Representative Director for GCA Corporation, GCA Savvian’s parent company publicly traded on the Tokyo Stock Exchange. Prior to GCA Savvian, Mr. Avery spent 10 years at Morgan Stanley, working in the New York and Silicon Valley offices where he advised clients across a number of industries on strategic, merger & acquisition and capital market transactions. Mr. Avery has also held roles at Edward M. Greenberg Associates, Burson-Marsteller, Westdeutsche Landesbank, and Republic National Bank of New York. Mr. Avery is currently a member of the board of directors of BCTG Acquisition Corp. and FrontWell Capital Partners. Mr. Avery received his Bachelor of Science in Finance from Miami University. Mr. Avery’s management background and expertise in strategic corporate matters and capital markets provide a valuable background for him to serve as a member of our Board, as Chairman of our Nominating and Corporate Governance Committee, and as a member of the Compensation and Audit Committees. Mr. Avery’s term as a director will expire at the 2023 annual meeting of stockholders of the Company.

Christopher Harland	Director since October 2019

Mr. Harland, age 63, was appointed to the Board in October 2019. Mr. Harland is a Partner in the Strategic Advisory Group at PJT Partners, based in New York, NY. Prior to joining PJT Partners, Mr. Harland spent 32 years at Morgan Stanley. From 2008 to March 2015, Mr. Harland served as Chairman and Regional Head of Morgan Stanley Latin America and was also a member of the Management Committee and International Operating Committee. Under his leadership, Morgan Stanley significantly expanded the scope of its operations in Brazil and Mexico and opened new offices in Peru, Colombia and Chile. Before assuming responsibility for Latin America, Mr. Harland was Global Head of the Media and Communications Investment Banking Group from 1996 to 2007. In this capacity he advised many leading media and communications companies on a variety of acquisitions, divestitures and corporate financings. He is a trustee of the New York Studio School, a director of Round Hill Developments and a member of the Council on Foreign Relations. Mr. Harland graduated magna cum laude from Harvard College, attended Oxford University and received an MBA from Harvard Business School where he was a George F. Baker Scholar. Mr. Harland’s experience with international expansion and expertise in capital markets provide a valuable background for him to serve as a member of our Board, and as a member of the Audit Committee. Mr. Harland’s term as a director will expire at the 2021 annual meeting of stockholders of the Company.

Christopher Lytle	Director since October 2020

Mr. Lytle, age 51, has been president of Longfellow Capital, a private investment firm, since January 2009. He served in a consulting capacity as Inseego’s Head of Government Affairs from April 2020 to October 2020 and has been providing strategic consulting services to the Company since 2018. Mr. Lytle previously served as the Company’s Chief Strategy Officer and Executive Vice President of Enterprise SaaS Solutions from August 2017 to October 2018. Prior to joining Inseego, Mr. Lytle was President of Cavulus, a privately-held SaaS-based technology provider in the healthcare industry. Before joining Cavulus, Mr. Lytle was a Managing Director at Morgan Stanley from July 2006 to December 2008 and previously was Lead Portfolio Manager of RCL Capital, a hedge fund focused on small and mid-cap telecom and wireless technology businesses from July 2006 to December 2008. He also recently became Chairman of Prolifiq, a leading cloud-native provider of sales- enablement applications to Salesforce customers. Mr. Lytle holds a Bachelor of Arts degree in Economics from Lafayette College. Mr. Lytle’s term as a director will expire at the 2021 annual meeting of stockholders of the Company.

Dan Mondor	Chief Executive Officer and Director since June 2017 Chairman of the Board since August 2018

Mr. Mondor, age 65, has served as the Company’s Chief Executive Officer and Chairman of the Board since August 2018. Mr. Mondor served as Chief Executive Officer of the company from June 2017 until August 2018, when he was appointed to serve as Chairman of our Board. Prior to joining the Company, from April 2016 to June 2017, Mr. Mondor provided corporate strategy and M&A advisory services to the telecommunications industry through his private consulting firm, The Mondor Group, LLC. From March 2015 to March 2016, he was President and Chief Executive Officer of Spectralink Corporation, a private equity-owned global company that designs and manufactures mobile-workforce telecommunications products, including Android based industrial WiFi devices, for global enterprises. From April 2008 to November 2014, Mr. Mondor was the President and Chief Executive Officer of Concurrent Computer Corporation, a global company that designs and manufactures IP video delivery systems and real-time Linux based software solutions for the global services provider, military, aerospace and financial services industries. From February 2007 to March 2008, he was President of Mitel Networks, Inc., a subsidiary of Mitel Networks Corporation, a global company that designs and manufactures business communications systems and mobile communications technology that serve the enterprise and wireless carrier markets. Prior to that, Mr. Mondor held a number of executive management positions at Nortel Networks, including Vice President and General Manager of Enterprise Network Solutions and Vice President of Global Marketing for Nortel’s $10 billion Optical Internet business. Mr. Mondor holds a Master of Science degree in Electrical Engineering from the University of Ottawa and a Bachelor of Science degree in Electrical Engineering from the University of Manitoba. Mr. Mondor’s substantial experience in the telecommunications and technology industries, gained from senior executive positions at leading global corporations, and his unique understanding of our operations, opportunities and challenges, provide a particularly relevant and informed background for him to serve as a member of our Board. Mr. Mondor’s term as a director will expire at the 2022 annual meeting of stockholders of the Company.

Jeffrey Tuder	Director since June 2017

Mr. Tuder, age 48, was appointed to the Board in June 2017. Mr. Tuder is the Founder and Managing Member of Tremson Capital Management, LLC since April 2015. Mr. Tuder is also Chief Executive Officer of Concord Acquisition Corp (NYSE: CND). Prior to founding Tremson, he held investment roles at KSA Capital Management, LLC from 2012 until April 2015 and at JHL Capital Group, LLC during 2011. From 2007 until 2010, Mr. Tuder was a Managing Director of CapitalSource Finance, LLC, where he analyzed and underwrote special situation credit investments in the leveraged loan and securitized bond markets. From 2005 until 2007, Mr. Tuder was a member of the private equity investment team at Fortress Investment Group, LLC (“Fortress”). Mr. Tuder began his career in various investment capacities at Nassau Capital, a private investment firm that managed the private portion of Princeton University’s endowment and ABS Capital Partners, a private equity firm affiliated with Alex Brown & Sons. Mr. Tuder currently serves on the board of directors of SeaChange International Inc. (NASDAQ: SEAC) and Unico American (NASDAQ: UNAM). Mr. Tuder previously served on the board of directors of MRV Communications, Inc. (MRVC), a communications equipment and services company, until August 2017 prior to its sale to Adva Optical Networking. Mr. Tuder also serves as a director of a number of privately held companies. Mr. Tuder received a Bachelor of Arts degree from Yale College. Mr. Tuder’s private equity and hedge fund investment experience, his expertise in evaluating both public and private investment opportunities across numerous industries, and his ability to think creatively in considering ways to maximize long-term shareholder value provide a valuable background for him to serve as a member of our Board, as Chair of our Audit Committee, Chair of the Compensation Committee of the Board (the “Compensation Committee”), and as a member of the Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”). Mr. Tuder’s term as a director will expire at the 2023 annual meeting of stockholders of the Company.

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

Upon the recommendation of the Nominating and Corporate Governance Committee, the Board appoints committee members annually. The table below sets forth the current composition of our Board committees:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
James B. Avery	✓	✓	☑
Christopher Harland	✓
Jeffrey Tuder	☑	☑	✓

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

Executive Officers

The following table sets forth certain information with respect to our current executive officers:

Executive	Age	Title
Dan Mondor	65	Chairman and Chief Executive Officer
Ashish Sharma	48	President, IoT & Mobile Solutions
Doug Kahn	62	Executive Vice President, Operations

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

Ashish Sharma has served as the Company’s President of IoT & Mobile Solutions since February 2020. Prior to that, he had served as the Company’s Executive Vice President IoT & Mobile Solutions since joining the Company in September 2017. Prior to joining Inseego, Mr. Sharma was Chief Marketing Officer at Spectralink Corporation, a provider of enterprise grade mobile solutions, from December 2015 to September 2017. Prior to that, Mr. Sharma served as Senior Vice President and General Manager, Americas for Graymatics, Inc. a cognitive media processing company, from January 2015 to December 2015 and as Chief Marketing Officer at FreeWave Technologies, an industrial wireless networking company, from November 2010 to January 2015. Mr. Sharma holds a Bachelor of Science in Electrical Engineering from the University of District of Columbia, a Master of Science in Electrical Engineering from George Mason University and a Master of Business Administration from the UCLA Anderson School of Management in Finance, Marketing and Strategy.

Doug Kahn joined the Company in February 2019 as Executive Vice President of Operations. Prior to joining Inseego, Mr. Kahn was Vice President of Global Supply Chain at Vispero, Inc., a provider of assistive technology solutions for the visually impaired, from 2018 to 2019. Mr. Kahn was Executive Vice President of Global Operations and Customer Support for Tintri, Inc., a virtualized storage and storage company from 2014 to 2018. Prior to that, he was Vice President of Global Purchasing and Vice President of Operations for TomTom International BV, a global GPS company, from 2012 to 2014. Mr. Kahn has held several additional leadership roles in all major supply chain functions, including Vice President of Supply Chain and IT for Synaptics Inc. Earlier in his career, Mr. Kahn spent 17 years with Hewlett Packard in roles of increasing responsibility in Supply Chain Development and Operations. Mr. Kahn earned a B.A. from the University of California, Berkeley, an M.S. in Geophysics and an M.B.A. in finance and statistics from the University of Chicago.

There are no family relationships among any of our executive officers and/or directors. There are currently no legal proceedings, and during the past 10 years, there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our current executive officers.

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

Summary Compensation Table

The following table sets forth information regarding the compensation of our named executive officers (“NEOs”) for the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Dan Mondor	2020	549,589	199,522	(4)	–	–	75,881	824,992
Chairman and Chief Executive Officer	2019	550,000	563,251	(4)	–	–	99,961	1,213,212
Ashish Sharma	2020	317,153	81,985	(4)	–	1,415,375	8,559	1,823,072
President, IoT & Mobile
Doug Kahn	2020	299,776	66,480	(4)	–	272,295	8,880	647,431
Executive Vice President, Operations
Stephen Smith(5)	2020	253,077	69,147	(4)	–	–	139,472	461,696
Former Chief Financial Officer	2019	350,000	94,075	(6)	–	–	9,030	453,105
Craig Foster(7)	2020	141,907	–		399,995	2,380,540	630	2,923,072
Former Chief Financial Officer

(1)	Bonus payments were made through an award of immediately vesting RSUs under the 2018 Omnibus Incentive Compensation Plan (the “2018 Incentive Plan”). Represents the aggregate grant date fair value of the RSU awards granted in the respective fiscal year as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 8, Share-based Compensation, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
(2)	Represents the aggregate grant date fair value of the stock and option awards granted in the respective fiscal year as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 8, Share-based Compensation, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
(3)	See the All Other Compensation table below for additional information.
(4)	Represents a bonus payment made during fiscal 2020 based on individual and Company performance during 2019.
(5)	Mr. Smith served as the Company’s Chief Financial Officer until August 14, 2020.
(6)	Represents a bonus payment made during fiscal 2019 based on individual and Company performance during 2018.
(7)	Mr. Foster served as the Company’s Chief Financial Officer from August 14, 2020 through April 5, 2021.

All Other Compensation

The following table sets forth information concerning All Other Compensation in the table above:

Name	Year	Life Insurance Premiums Paid by Company ($)	401(k) Employer Match ($)	Other Compensation ($)		Total ($)
Dan Mondor	2020	630	8,550	66,701	(1)	75,881
	2019	630	8,400	90,931	(1)	99,961
Ashish Sharma	2020	630	7,929	–		8,559
Doug Kahn	2020	630	8,250	–		8,880
Stephen Smith	2020	630	7,592	131,250	(2)	139,472
	2019	630	8,400	–		9,030
Craig Foster	2020	630	–	–		630

(1)	Living expense allowance plus tax gross-up.
(2)	Severance pay pursuant to the Transition Agreement described below.

Employment Agreements

We generally enter into offer letters, rather than formal employment agreements, with our named executive officers. The letters set forth the initial salary and bonus terms for each named executive officer. The current base salaries and bonus targets for the named executive officers are set forth below.

In addition, the NEOs have each entered into a Change in Control and Severance Agreement with the Company. For a description of the severance benefits provided under this agreement, see –Potential Payments Upon Termination or Change-in-Control–Severance Agreements.

Base Salaries and Incentive Compensation

The fiscal 2020 base salaries and target annual bonuses for the NEOs are shown in the following table. Actual bonus awards can vary from target based upon Company and individual performance as determined by the Compensation Committee.

	2020 Base	Target Bonus				2020 Bonus
Name	Salary (1)	% of Salary		Dollars		Earned (2)
Dan Mondor	$550,000	65%	(3)	$357,500	(3)	$469,333
Ashish Sharma	$325,000	50%		$162,500		$175,056
Doug Kahn	$300,000	40%		$120,000		$182,597
Stephen Smith	$350,000	50%		$175,000		$109,939	(4)
Craig Foster	$375,000	50%		$187,500		$84,162	(4)

(1)	Reflects base salaries effective December 31, 2020.
(2)	Bonuses were paid in March 2021 in the form of immediately vesting RSUs, based upon Company and individual performance during 2020, except for Mr. Smith, who received a cash payment. Represents the aggregate grant date fair value of the RSU awards granted in the respective fiscal year as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.
(3)	Mr. Mondor has an annual target bonus equal to 65% of his annual base salary. In addition, he has the potential to receive up to an additional 65% of his base salary (for an aggregate annual bonus of up to 130% of his annual base salary) upon the achievement of certain “stretch goals” to be established by the Compensation Committee from time-to-time.
(4)	For Messrs. Foster and Smith, bonus awards are each pro-rated to reflect the portion of the year for which they were employed.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the stock options and RSUs held by our NEOs that were outstanding at December 31, 2020.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)		Option Exercise Price ($)	Option Expiration Date	Number of shares of stock that have not vested (#)(2)	Market value of shares of stock that have not vested ($)
Dan Mondor	6/6/2018	1,041,666	208,334	(3)	2.00	6/6/2028
	6/6/2017	750,000	–		0.94	6/6/2027
Ashish Sharma	2/5/2020	–	250,000		7.70	2/5/2030
	7/30/2018	151,042	98,958		1.80	7/30/2028
	9/25/2017	112,500	37,500		1.38	9/25/2027
Doug Kahn	7/29/2020	–	25,000		13.72	7/29/2030
	10/4/2019	–	35,417		4.78	10/4/2029
	2/13/2019	–	108,333		4.84	2/13/2029
Stephen Smith	7/30/2018	162,083	–		1.80	7/30/2028
	8/21/2017	166,667	–		1.16	8/21/2027
Craig Foster	8/4/2020	–	200,000		14.54	8/44/2030
	8/4/2020						27,510	425,580

(1)	Unless otherwise indicated, stock options are scheduled to vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the fourth anniversary of the grant date.
(2)	RSUs are scheduled to vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the fourth anniversary of the grant date.
(3)	Stock options are scheduled to vest over a three-year period, with one-third vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the third anniversary of the grant date.

Transition Agreement with Stephen M. Smith

On August 11, 2020, we entered into a transition and release agreement (the “Transition Agreement”) with Mr. Smith, the Company’s former Chief Financial Officer, in connection with the termination of his employment with the Company. The Transition Agreement provides for (i) the termination of Mr. Smith’s employment with the Company as of August 14, 2020; (ii) the release of any claims by Mr. Smith in favor of the Company; (iii) a payment to Mr. Smith of $175,000 to be paid in installments over six months; (iv) Mr. Smith to be available to provide consulting services to the Company to assist with the transition through December 31, 2020, during which time his outstanding equity awards will continue to vest; and (v) Mr. Smith to be entitled to a pro rata portion of the bonus, if any, that he would otherwise have been entitled to in connection with the Company’s financial performance for fiscal 2020.

Potential Payments Upon Termination or Change-in-Control

We have agreements with our NEOs to provide severance benefits in the event the executive’s employment is terminated. A description of the material terms of the agreements, including the severance benefits payable under these agreements is set forth below.

Dan Mondor. The Company entered into an Amended and Restated Change-in-Control and Severance Agreement with Mr. Mondor on June 6, 2018. Under the terms of this amended agreement, if Mr. Mondor’s employment is terminated by the Company without Cause or by Mr. Mondor for Good Reason not in connection with a Change-in-Control, then Mr. Mondor is entitled to the following severance benefits:

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

provided, however, that in order to receive the aforementioned severance benefits (other than the Mr. Mondor’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to Mr. Mondor under our compensation plans), Mr. Mondor must deliver to the Company a general release of all claims against the Company and its affiliates effective no more than 55 days after termination of his employment (the “Release Requirement”).

Subject to satisfaction of the Release Requirement (other than with respect to the first severance benefit noted below), Mr. Mondor is entitled to the following severance benefits, in lieu of the benefits described above, if Mr. Mondor’s employment is terminated by the Company without Cause or by Mr. Mondor for Good Reason during a Change-in-Control Period:

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

Other NEOs. The Company has also entered into Change-in-Control and Severance Agreements with Messrs. Foster, Kahn, Sharma and Smith (the “Other NEOs”), all with substantially identical provisions.

Under the terms of the agreements, if the employment of an Other NEO is terminated by the Company without Cause or by the Other NEO for Good Reason not in connection with a Change-in-Control, then the Other NEO is entitled to the following severance benefits:

•	an amount equal to the Other NEO’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to the Other NEO under our compensation plans;

•	an amount equal to six months of the Other NEO’s base salary, payable in cash in the form of salary continuation;

•	immediate vesting of the portion of the Other NEO’s outstanding equity awards under our compensation plans that would have vested or become exercisable had his employment continued through the next vesting date;

•	a lump-sum bonus payment equal to the pro-rated portion of the target bonus in the year of termination based on actual achievement of corporate performance goals and assumed full achievement of any individual performance goals; and

•	continued participation for up to nine months by the Other NEO and his dependents in our group health plan, at the same benefit and contribution levels in effect immediately prior to the termination;

provided, however, that in order to receive the aforementioned severance benefits (other than the Other NEO’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to the Other NEO under our compensation plans), the Other NEO must satisfy the Release Requirement.

Under the agreement, subject to satisfaction of the Release Requirement (other than with respect to the first severance benefit noted below), the Other NEO is entitled to the following severance benefits, in lieu of the benefits described above, if the Other NEO’s employment is terminated by the Company without Cause or by the Other NEO for Good Reason during a Change-in-Control Period:

•	an amount equal to the Other NEO’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to the Other NEO under our compensation plans;

•	an amount equal to the sum of 18 months of the Other NEO’s base salary;

•	an amount equal to 12 months of the Other NEO’s target annual bonus opportunity;

•	immediate vesting of outstanding equity awards under our compensation plans; and

•	continued participation for up to 18 months by the Other NEO and his dependents in our group health plan, at the same benefit and contribution levels in effect immediately before the termination.

The Change-in-Control and Severance Agreements described above utilize the following definitions:

“Cause” means:

•	any act of material misconduct or material dishonesty by the NEO in the performance of his or her duties;

•	any willful failure, gross neglect or refusal by the NEO to attempt in good faith to perform his or her duties to the Company or to follow the lawful instructions of the Board (except as a result of physical or mental incapacity or illness) which is not promptly cured after written notice;

•	the NEO’s commission of any fraud or embezzlement against the Company (whether or not a misdemeanor);

•	any material breach of any written agreement with the Company, which breach has not been cured by the NEO (if curable) within 30 days after written notice thereof to the NEO by the Company;

•	the NEO’s being convicted of (or pleading guilty or nolo contendere to) any felony or misdemeanor involving theft, embezzlement, dishonesty or moral turpitude; and/or

•	the NEO’s failure to materially comply with the material policies of the Company in effect from time to time relating to conflicts of interest, ethics, codes of conduct, insider trading, or discrimination and harassment, or other breach of the NEO’s fiduciary duties to the Company, which failure or breach is or could reasonably be expected to be materially injurious to the business or reputation of the Company.

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

Equity Award Agreements

The following is a summary of the material terms applicable to the outstanding equity awards held by our NEOs as of December 31, 2020.

2018 Incentive Plan. The award agreements covering grants of stock options and RSUs made to our NEOs under our 2018 Incentive Plan provide that the Board, in its discretion, may accelerate the vesting of any unvested stock options or RSUs in the event of a change-in-control.

Under our 2018 Incentive Plan, a “change-in-control” is defined as:

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

Cash Compensation. The Board has approved the following components of the annual cash retainer fee to our non-management directors for Board and Board committee service in 2020 (which amounts are prorated for directors who only served for a portion of the year):

	Chair		Member
Board of Directors	$80,000	(1)	$40,000
Audit Committee	$20,000		$10,000
Compensation Committee	$14,000		$6,000
Nominating and Corporate Governance Committee	$10,000		$5,000

________________________________________

(1) As our Chief Executive Officer, Mr. Mondor does not receive a retainer for serving as Chairman of the Board.

Equity-Based Compensation. The Board approved the following components for equity compensation to be awarded to each non-management director of the Company for fiscal 2020.

•	An initial equity award upon joining the Board in the form of RSUs with an economic value of $145,000. The RSUs vest in three equal annual installments beginning with the first anniversary of the grant date.

•	Thereafter, an annual equity award in the form of RSUs with an economic value of $85,000 that vest in full on the first anniversary of the grant date.

In February 2020, the Compensation Committee determined based on the foregoing policy that non-management directors would be awarded 11,039 RSUs.

Director Compensation Table. The table below summarizes the compensation paid to our non-management directors for service on the Board for the fiscal year ended December 31, 2020. In addition to the payments below, the Company reimburses directors for reasonable out-of-pocket expenses incurred in connection with attending Board and Board committee meetings.

Name	Fees Earned in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($) (1)(2)	All Other Compensation ($)	Total ($)
James B. Avery(3)	56,000	85,000	–	–	141,000
Christopher Harland	50,000	85,000	–	–	135,000
Christopher Lytle(4)	10,000	138,968	–	–	148,968
Brian Miller(5)	50,000	85,000	–	–	135,000
Jeffrey Tuder	79,000	85,000	–	–	164,000

(1)	Represents the aggregate grant date fair value of the equity awards granted in 2020 as computed in accordance with Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 8, Share-based Compensation, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
(2)	The following table shows, for each of our non-management directors, the aggregate number of shares subject to stock and option awards outstanding as of December 31, 2020.

Name	Stock Awards (#)	Option Awards (#)
James B. Avery (issued to Tavistock Financial LLC)	25,213	–
Christopher Harland	27,706	–
Christopher Lytle	15,882	–
Brian Miller	25,213	–
Jeffrey Tuder	11,039	56,912

__________________________________

(3)	As required by the terms of his employment with Tavistock Financial, LLC, all cash director fees earned by Mr. Avery are paid to Tavistock Foundation, Inc., a non-profit incorporated and existing under the laws of the State of Florida, and all equity awards to which he would be entitled for service as a director of the Company are issued to Tavistock Financial LLC.
(4)	Mr. Lytle was appointed to the Board effective as of October 1, 2020. Amounts exclude compensation paid to Mr. Lytle before he became a director for consulting services pursuant to the consulting agreement described below.
(5)	Mr. Miller resigned from the Board effective March 1, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of December 31, 2020, the Company’s Amended and Restated 2000 Employee Stock Purchase Plan (the “Purchase Plan”) and the 2018 Incentive Plan were the only compensation plans under which securities of the Company were authorized for grant. The Purchase Plan and the 2018 Incentive Plan were approved by our stockholders. In 2019, the Board terminated the Company’s 2015 Incentive Compensation Plan (the “2015 Incentive Plan”), which was adopted by the Board without stockholder approval pursuant to NASDAQ Listing Rule 5635. The following table provides information as of December 31, 2020 regarding the Company’s existing and predecessor plans:

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of options outstanding		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,792,347		$3.78	(1)	3,240,689	(2)
Equity compensation plans not approved by security holders	687,632	(3)	$7.54		–

(1)	Amount is based on the weighted-average exercise price of vested and unvested stock options outstanding under the 2018 Incentive Plan and predecessor plans. RSUs, which have no exercise price, are excluded from this calculation.
(2)	Represents shares available for future issuance under the Purchase Plan and the 2018 Incentive Plan. As of December 31, 2020, there were 391,201 shares of our common stock available for issuance under the Purchase Plan and 2,849,488 shares of our common stock available for issuance under the 2018 Incentive Plan.
(3)	Represents outstanding options under the 2015 Incentive Plan and inducement options and RSUs issued to our former CFO. The 2015 Incentive Plan, which includes the same material terms as the 2018 Incentive Plan, could only be used for inducement grants to individuals to induce them to become employees of the Company or any of its subsidiaries, or, in conjunction with a merger or acquisition, to convert, replace or adjust outstanding stock options or other equity compensation awards, or for any other reason for which there is an applicable exception from the stockholder approval requirements of NASDAQ Listing Rule 5635, in each such case, subject to the applicable requirements of the NASDAQ Listing Rules.

Security Ownership Certain Beneficial Owners and Management

The tables below provide information regarding the beneficial ownership of our common stock as of March 31, 2021 by: (i) each of our directors; (ii) each of our NEOs; (iii) all current directors and executive officers as a group; and (iv) each beneficial owner of more than five percent of our common stock.

Beneficial ownership is determined in accordance with SEC rules and regulations, and generally includes voting power or investment power with respect to securities held. Unless otherwise indicated and subject to applicable community property laws, we believe that each of the stockholders named in the table below has sole voting and investment power with respect to the shares shown as beneficially owned. Securities that may be beneficially acquired within 60 days after March 31, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person.

The address for directors and executive officers is 9710 Scranton Road, Suite 200, San Diego, California 92121. The tables below list the number and percentage of shares beneficially owned based on 102,773,061 shares of common stock outstanding as of March 31, 2021.

Directors and Named Executive Officers

Name of Beneficial Owner	Shares Owned (#)		Right to Acquire (#)(1)		Total Shares of Common Stock Beneficially Owned (#)		Percentage
Dan Mondor	181,317		1,815,278		1,996,595		1.9%
Ashish Sharma	40,019		367,708		407,727		*
Doug Kahn	19,767		15,625		35,392		*
Stephen Smith	–		–		–		*
Craig Foster	4,785		–		4,785		*
James B. Avery	–	(2)	–	(2)	–	(2)	*
Christopher Harland	19,372		–		19,372		*
Christopher Lytle	248,092		29,734		277,826	(3)	*
Jeffrey Tuder	130,585		56,912		187,497		*
All directors and executive officers as a group (seven persons)	639,152		2,285,257		2,924,408		2.8%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)	Represents shares of common stock that may be acquired pursuant to stock options or warrants that are or will become exercisable within 60 days after March 31, 2021.
(2)	Does not include shares of common stock or warrants held by Braslyn, Ltd., Golden Harbor Ltd. or Tavistock Financial, LLC, in which Mr. Avery disclaims beneficial ownership, which are reported in the table below under Five Percent Holders. Mr. Avery is obligated to transfer any shares issued pursuant to any equity awards made to him by the Company, or the economic benefits thereof, to Tavistock Financial, LLC.
(3)	Includes 29,722 shares of common stock issuable upon the conversion outstanding convertible notes held in an individual retirement for the benefit of Mr. Lytle’s mother. Mr. Lytle has investment power with respect to such shares and may be deemed to be the beneficial owner thereof. Mr. Lytle disclaims beneficial ownership of such shares.

Five Percent Holders

The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities known by us to beneficially own five percent or more of our outstanding common stock. The information regarding beneficial ownership of the persons and entities identified below is included in reliance on reports filed by the persons and entities with the SEC, except for modifications that are disclosed below and except that the percentage is based upon our calculations made in reliance upon the number of shares reported to be beneficially owned by such person or entity in such report and the number of shares of common stock outstanding on March 31, 2021.

Name and Address of Beneficial Owner	Shares Owned (#)	Right to Acquire (#)	Total Shares of Common Stock Beneficially Owned (#)	Percentage
Golden Harbor Ltd.(1) Cay House EP Taylor Drive N7776 Lyford Cay New Providence C5	19,626,243	3,814,106	23,440,349	22.0%
North Sound Management, Inc. (2) c/o Edward E. Murphy 115 East Putnam Avenue Greenwich, CT 06830	4,220,133	5,029,758	9,249,891	8.6%

(1)	According to a Schedule 13D/A filed by Golden Harbor Ltd., Braslyn Ltd., Tavistock Financial, LLC and Joe Lewis with the SEC on December 16, 2020, Golden Harbor Ltd. has shared voting and dispositive power over 13,840,504 shares of common stock, Braslyn Ltd. has shared voting and dispositive power over 7,614,830 shares of common stock, Tavistock Financial, LLC has shared voting and dispositive power over 45,909 shares of common stock and Joe Lewis has shared voting and dispositive power over 21,501,243 shares of common stock. Includes (a) 1,875,000 shares of the Company’s common stock issuable upon exercise of warrants and (b) 45,909 shares of common stock subject to restricted stock units. Also includes 1,939,106 shares of common stock issuable upon the conversion outstanding convertible notes that were not included in the beneficial ownership amounts disclosed in the Schedule 13D/A filed on December 16, 2020 but are currently exercisable because the ownership limitation in the convertible notes has terminated.
(2)	According to a Schedule 13D/A filed by North Sound Management, Inc., North Sound Trading, LP and Brian Miller with the SEC on March 2, 2021, North Sound Management, Inc. has sole voting and dispositive power over 4,788,213 shares of common stock, North Sound Trading, LP has sole voting and dispositive power over 4,788,213 shares of common stock and Mr. Miller has shared voting and dispositive power over 4,845,133 shares of common stock. Includes (a) 56,920 shares of common stock held directly by Mr. Miller and (b) 625,000 shares of common stock that may be acquired pursuant to outstanding warrants. Also included 4,404,758 shares of common stock issuable upon the conversion outstanding convertible notes that were not included in the beneficial ownership amounts disclosed in the Schedule 13D/A filed on March 2, 2021 but are currently exercisable because the ownership limitation in the convertible notes has terminated.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

On August 6, 2018, in accordance with the terms of the Purchase Agreement, the Board appointed James B. Avery and Brian Miller to fill the two vacant seats on the Board. Mr. Avery is a Vice President of Golden Harbor. Mr. Miller, who is a principle of North Sound Trading, L.P., resigned from the Board effective March 1, 2021.

Warrant Transaction

On March 28, 2019, the Investors agreed to exercise the warrants issued by the Company to the Investors on August 6, 2018 (the “Existing Warrants”). Upon exercise of the Existing Warrants, Golden Harbor purchased 3,166,275 shares of Common Stock, and North Sound purchased 1,055,425 shares of Common Stock, each at an exercise price of $2.52 per share, for aggregate cash proceeds to the Company of approximately $10.6 million. In connection with the Investors exercising the Existing Warrants, on March 28, 2019, the Company issued to Golden Harbor a new warrant to purchase 1,875,000 shares of Common Stock and issued to North Sound a new warrant to purchase 625,000 shares of Common Stock (each a “New Warrant” and, collectively, the “New Warrants”). Each of the Investors held more than five percent of the Company’s outstanding shares of Common Stock as of the date of the exercise of the Existing Warrants and issuance of the New Warrants.

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

2019 Private Placement

On August 9, 2019, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued and sold to Golden Harbor and North Sound in a private placement transaction (the “2019 Private Placement”), an aggregate of 10,000 shares of the Company’s Series E Fixed-Rate Cumulative Perpetual Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”), for an aggregate purchase price of $10.0 million. Each share of Series E Preferred Stock entitles the holder thereof to receive, when, as and if declared by the Company out of assets legally available therefor, cumulative cash dividends at an annual rate of 9.00% payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on October 1, 2019. If dividends are not declared and paid in any quarter, or if such dividends are declared but holders of the Series E Preferred Stock elect not to receive them in cash, the quarterly dividend will be deemed to accrue and will be added to the Series E Base Amount. The Series E Preferred Stock has no voting rights unless otherwise required by law. The Series E Preferred Stock is perpetual and has no maturity date. However, the Company may, at its option, redeem shares of the Series E Preferred Stock, in whole or in part, on or after July 1, 2022, at a price equal to 110% of the Series E Base Amount plus (without duplication) any accrued and unpaid dividends. The “Series E Base Amount” means $1,000 per share, plus any accrued but unpaid dividends, whether or not declared by the Board, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series E Preferred Stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holders of common stock or any other junior securities, the Series E Base Amount plus (without duplication) any accrued and unpaid dividends.

Convertible Notes

On March 6, 2020, the Company entered into waiver agreements with the holders of substantially all of the outstanding indebtedness under the Company’s 5.50% Convertible Senior Notes due 2022 (the “2022 Notes”), including Golden Harbor, North Sound and an individual retirement account held by Mr. Lytle’s mother, over which Mr. Lytle has investment discretion (the “Lytle IRA”), pursuant to which each of the holders agreed to waive their optional right to require the Company to repurchase the 2022 Notes on June 15, 2020 (the “Optional Repurchase Date”) at a repurchase price in cash equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the Optional Repurchase Date.

On May 12, 2020, the Company entered into separate privately-negotiated exchange agreements (each, an “Exchange Agreement”) with each of Golden Harbor, North Sound and the Lytle IRA with respect to the 2022 Notes, pursuant which they agreed to exchange the 2022 Notes that they held for a combination of cash and the Company’s 3.25% Convertible Senior Notes due 2025 (the “2025 Notes”) in concurrent private placement transactions (the “Private Exchange Transactions”), as follows:

Holder	2022 Notes Exchanged	2025 Notes Issued	Cash Received
North Sound	$31,116,000	$55,544,000	$22,261,000
Golden Harbor	$13,700,000	$24,456,000	$9,801,000
Lytle IRA	$150,000	$375,000	–

The Company did not receive any cash proceeds from the Investors in connection with the Private Exchange Transactions.

In connection with the Private Exchange Transactions, the Company filed a registration statement with the SEC in order to effect the registration for resale by the Investors of the 2025 Notes and any shares of Common Stock issuable upon conversion of the 2025 Notes held by the Investors.

During fiscal 2019, the Company made interest payments to Golden Harbor, North Sound and the Lytle IRA in the amounts of $753,500, $1,011,065 and $8,230, respectively, pursuant to the 2022 Notes. During fiscal 2020, the Company made interest payments to Golden Harbor, North Sound and the Lytle IRA in the amounts of $373,124, $847,432, and $5,721 respectively, pursuant to the 2025 Notes.

Credit Agreement

On March 9, 2020, the Company entered into an amendment to that certain Credit Agreement, dated August 23, 2017, as the same has been amended, supplemented or otherwise modified from time to time (as amended, the “Credit Agreement”), by and among the Company, certain subsidiaries of the Company party thereto, Cantor Fitzgerald Securities, as agent, and certain lenders party thereto to, among other things, amend certain financial covenants set forth therein and to permit the use of the Company’s Series E Preferred Stock to make certain payments, including interest payments, due thereunder. South Ocean Funding, LLC (“South Ocean”), an affiliate of Golden Harbor, held all of the aggregate principal amount then outstanding under the Credit Agreement.

During fiscal 2019, all interest owing to South Ocean under the Credit Agreement was accrued. On March 31, 2020, the Company issued 2,330 shares of Series E Preferred Stock to South Ocean in satisfaction of $2,330,000 in deferred interest obligations pursuant to the terms and conditions of the Credit Agreement.

On May 7, 2020, the Company entered into a letter agreement (the “Letter Agreement”) with Cantor Fitzgerald Securities and South Ocean. Pursuant to the Letter Agreement, South Ocean, among other things, consented to the issuance by the Company of up to $218,750,000 in aggregate principal amount of the 2025 Notes so long as a portion of the proceeds were used to prepay the Credit Agreement in full and substantially concurrently with the receipt of cash proceeds in respect of the issuance of the 2025 Notes (the date of such prepayment, the “Prepayment Date”). The Company also agreed to (i) pay, on the Prepayment Date, the prepayment and exit fees due under the Credit Agreement in cash, rather than making payment of such fees in shares of Series E Preferred Stock, and (ii) redeem, in cash, on the Prepayment Date, the shares of the Series E Preferred Stock previously issued to South Ocean in satisfaction of certain deferred interest obligations pursuant to the terms and conditions of the Credit Agreement. On May 12, 2020, in accordance with the Letter Agreement, the Company paid South Ocean $2,354,408 to redeem 2,330 shares of Series E Preferred Stock.

On May 12, 2020, the Company repaid in full and terminated the Credit Agreement. The amounts paid included $47,500,000 in outstanding principal, approximately $500,000 in interest accrued thereon, a prepayment fee of $760,000 and an exit fee of $570,000. In accordance with the terms of the Letter Agreement, the prepayment and exit fees were paid in cash to South Ocean.

Consulting Agreements

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

Mr. Lytle previously served as the Company’s Chief Strategy Officer and Executive Vice President of Enterprise SaaS Solutions from August 2017 to October 2018. He has also served as a consultant to the Company from June 2017 to August 2017 and again from October 2018 to September 2020. Since the beginning of the Company’s fiscal year 2019, the Company paid Mr. Lytle $229,741 in consulting fees and expenses and issued Mr. Lytle an aggregate of 14,644 immediately vested restricted stock units for consulting services.

Parents of the Company

The Company has no parents except to the extent that either of the Investors may be deemed a parent by virtue of their ownership of the Company’s outstanding shares of Common Stock, and their Board nomination and appointment rights under the Securities Purchase Agreement, dated August 6, 2018, by and among the Company, Golden Harbor Ltd. and North Sound Trading, L.P.

Director Independence

Under the NASDAQ listing requirements, a majority of the members of our Board must be independent. The Board has determined that Messrs. Avery, Harland and Tuder, are each “independent” of the Company and management within the meaning of the NASDAQ listing requirements. Mr. Mondor is not “independent” under the NASDAQ listing requirements because he is an employee of the Company. Mr. Lytle is not “independent” under the NASDAQ listing requirements because he is a former employee of and consultant to the Company.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table sets forth fees for services rendered by Marcum LLP for 2020 and 2019.

	2020	2019
Audit Fees(1)	$868,290	$946,127
Audit-Related Fees(2)	86,906	14,935
Tax Fees	–	–
All Other Fees	–	–

Total	$955,196	$961,062

(1)	Audit fees consist principally of fees for the audits of our annual consolidated financial statements and internal control over financial reporting, and review of our interim consolidated financial statements.
(2)	Audit-related fees consist primarily of fees for accounting consultations, comfort letters, consents and any other audit attestation services.

Pre-Approval Policies and Procedures

The Audit Committee annually reviews and pre-approves certain audit and non-audit services that may be provided by our independent registered public accounting firm and establishes and pre-approves the aggregate fee level for these services. Any proposed services that would cause us to exceed the pre-approved aggregate fee amount must be pre-approved by the Audit Committee. All audit and non-audit services for 2020 and 2019 were pre-approved by the Audit Committee.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

3.2	Amended and Restated Bylaws of Inseego Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

3.3	Certificate of Designation of Series D Junior Participating Preferred Stock of Inseego Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 22, 2018).

3.4	Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 13, 2019).

3.5	Certificate of Amendment to Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 10, 2020).

4.1	Form of Inseego Corp. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 9, 2016).

4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, filed on March 1, 2021).

4.3	Base Indenture, dated May 12, 2020, between Inseego Corp. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 12,

4.4	First Supplemental Indenture, dated May 12, 2020, between Inseego Corp. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 12, 2020).

4.5	Form of 3.25% convertible senior note due 2025 (incorporated by reference Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 10, 2020).

4.6	Common Stock Purchase Warrant issued to Golden Harbor Ltd., dated March 28, 2019, by Inseego Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 29, 2019).

4.7	Common Stock Purchase Warrant issued to North Sound Trading, L.P., dated March 28, 2019, by Inseego Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 29, 2019).

4.8	Registration Rights Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A to the Securities Purchase Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.1*	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 18, 2018).

10.2*	Offer Letter dated July 26, 2020 between Inseego Corp. and Craig L. Foster (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed November 6, 2020).

10.3*	Change in Control Agreement dated August 17, 2020 between Inseego Corp. and Craig L. Foster (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed November 6, 2020).

10.4*	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.5*	Employment Offer Letter, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.6*	Change in Control and Severance Agreement, dated June 6, 2018, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 8, 2018).

10.7*	Indemnification Agreement, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.8*	Amendment to Offer Letter, dated October 26, 2017, by and between the Company and Dan Mondor (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.9*	Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.10*	Form of Nonstatutory Stock Option Agreement under the Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.11*	Amended Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 24, 2020).

10.12	Securities Purchase Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.13	Securities Purchase Agreement, dated August 9, 2019, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 13, 2019).

10.14	Securities Purchase Agreement, dated March 6, 2020, by and among Inseego Corp. and the Investor identified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2020).

10.15	Assignment and License Agreement, dated as of February 24, 2021, by and between Inseego Corp. and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

10.16	Transitional Services Agreement, dated as of February 24, 2021, by and between Inseego Corp. and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

10.17	Trademark Agreement, dated as of February 24, 2021, by and between Inseego Corp. Ctrack Holdings (Pty) Limited, and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

21	Subsidiaries of Inseego Corp. (incorporated by reference to the Company’s Annual Report on Form 10-K. filed on March 16, 2020).

23.1	Consent of Independent Registered Public Accounting Firm (Marcum LLP) (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, filed on March 1, 2021).

31.1	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, filed on March 1, 2021)

31.2	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, filed on March 1, 2021).

31.3**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, filed on March 1, 2021).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, filed on March 1, 2021).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, filed on March 1, 2021).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, filed on March 1, 2021).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, filed on March 1, 2021).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, filed on March 1, 2021).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, filed on March 1, 2021).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, filed on March 1, 2021) .

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2021	INSEEGO CORP.

	By	/s/ Wei Ding
Wei Ding
Vice President & Corporate Controller
(Principal Financial and Accounting Officer)

