Form 10-Q
period 2021-03-31
INSEEGO CORP.
filed 2021-05-06
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of May 3, 2021 was 102,825,539.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,030	$40,015
Accounts receivable, net of allowance for doubtful accounts of $408 and $1,384, respectively	22,822	29,940
Inventories	35,535	33,952
Assets held for sale[1]	41,696	—
Prepaid expenses and other	8,333	10,201
Total current assets	162,416	114,108
Property, plant and equipment, net of accumulated depreciation of $18,225 and $21,715, respectively	9,417	13,699
Rental assets, net of accumulated depreciation of $13,705 and $15,754, respectively	4,245	6,109
Intangible assets, net of accumulated amortization of $ 34,152 and $63,020, respectively	44,967	51,487
Goodwill	21,441	32,511
Right-of-use assets, net	8,517	9,092
Other assets	386	388
Total assets	$251,389	$227,394
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$45,906	$52,339
Accrued expenses and other current liabilities	28,744	23,373
Liabilities related to assets held for sale[1]	10,062	—
Total current liabilities	84,712	75,712
Long-term liabilities:
2025 Notes, net	158,620	165,147
Deferred tax liabilities, net	823	4,505
Other long-term liabilities	8,697	9,929
Total liabilities	252,852	255,293
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 shares designated, 35,000 shares issued and outstanding, liquidation preference of $1,000 per share (plus any accrued but unpaid dividends)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 102,773,061 and 99,399,029 shares issued and outstanding, respectively	103	99
Additional paid-in capital	757,352	711,487
Accumulated other comprehensive loss	(8,704)	(6,972)
Accumulated deficit	(750,221)	(732,422)
Total stockholders’ deficit attributable to Inseego Corp.	(1,470)	(27,808)
Noncontrolling interests	7	(91)
Total stockholders’ deficit	(1,463)	(27,899)
Total liabilities and stockholders’ deficit	$251,389	$227,394
1Assets and liabilities held for sale relate to the expected sale of our Ctrack South Africa operations. Refer to Note 4. Business Divestiture for details.
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenues:
IoT & Mobile Solutions	$42,959	$42,415
Enterprise SaaS Solutions	14,638	14,425
Total net revenues	57,597	56,840
Cost of net revenues:
IoT & Mobile Solutions	33,442	34,039
Enterprise SaaS Solutions	5,682	5,574
Total cost of net revenues	39,124	39,613
Gross profit	18,473	17,227
Operating costs and expenses:
Research and development	14,555	8,224
Sales and marketing	11,004	8,755
General and administrative	8,644	7,162
Amortization of purchased intangible assets	466	826
Total operating costs and expenses	34,669	24,967
Operating loss	(16,196)	(7,740)
Other income (expense):
Loss on debt conversion and extinguishment, net	(432)	(7,933)
Interest expense, net	(1,845)	(3,380)
Other income, net	1,735	978
Loss before income taxes	(16,738)	(18,075)
Income tax provision	221	91
Net loss	(16,959)	(18,166)
Less: Net income attributable to noncontrolling interests	(214)	(32)
Net loss attributable to Inseego Corp.	(17,173)	(18,198)
Series E preferred stock dividends	(867)	(392)
Net loss attributable to common stockholders	$(18,040)	$(18,590)
Per share data:
Net loss per common share:
Basic and diluted	$(0.18)	$(0.20)
Weighted-average shares used in computation of net loss per common share:
Basic and diluted	101,370,433	90,874,347

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(16,959)	$(18,166)
Foreign currency translation adjustment	(1,732)	(13,480)
Total comprehensive loss	$(18,691)	$(31,646)
Comprehensive income attributable to noncontrolling interests	(214)	(32)
Comprehensive loss attributable to Inseego Corp.	$(18,905)	$(31,678)
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	10	$—	81,974	$82	$584,862	$(3,879)	$(618,303)	$(120)	$(37,358)
Net income (loss)	—	—	—	—	—	—	(18,198)	32	(18,166)
Foreign currency translation adjustment	—	—	—	—	—	(13,480)	—	—	(13,480)
Exercise of stock options and vesting of restricted stock units	—	—	129	—	49	—	—	—	49
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(73)	—	—	—	(73)
Issuance of Series E preferred shares	27	—	—	—	27,330	—	—	—	27,330
Issuance of common shares in connection with the Notes Exchange	—	—	13,739	14	66,073	—	—	—	66,087
Exercise of warrants	—	—	338	—	1,861	—	—	—	1,861
Share-based compensation	—	—	—	—	1,553	—	—	—	1,553
Series E preferred stock dividends	—	—	—	—	392	—	(392)	—	—
Balance, March 31, 2020	37	$—	96,180	$96	$682,047	$(17,359)	$(636,893)	$(88)	$27,803

Balance, December 31, 2020	35	$—	99,399	$99	$711,487	$(6,972)	$(732,422)	$(91)	$(27,899)
Net income (loss)	—	—	—	—	—	—	(17,173)	214	(16,959)
Foreign currency translation adjustment	—	—	—	—	—	(1,732)	—	—	(1,732)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	1,429	1	1,560	—	—	—	1,561
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(468)	—	—	—	(468)
Issuance of common shares in connection with conversion of 2025 Notes	—	—	429	1	5,382	—	—	—	5,383
Issuance of common shares in connection with a public offering, net of issuance costs	—	—	1,516	2	29,426	—	—	—	29,428
Share-based compensation	—	—	—	—	9,098	—	—	—	9,098
Net noncontrolling interest acquired	—	—	—	—	—	—	241	(116)	125
Series E preferred stock dividends	—	—	—	—	867	—	(867)	—	—
Balance, March 31, 2021	35	$—	102,773	$103	$757,352	$(8,704)	$(750,221)	$7	$(1,463)

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,959)	$(18,166)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,230	4,500
Provision for bad debts, net of recoveries	101	15
Provision for excess and obsolete inventory	(173)	33
Share-based compensation expense	9,098	1,553
Amortization of debt discount and debt issuance costs	374	1,697
Fair value adjustment on derivative instrument	(1,951)	—
Loss on debt conversion and extinguishment, net	432	7,933
Deferred income taxes	326	2
Other	619	(514)
Changes in assets and liabilities[1]:
Accounts receivable	2,668	(8,590)
Inventories	(5,414)	8,876
Prepaid expenses and other assets	1,198	(983)
Accounts payable	(1,937)	1,921
Accrued expenses, income taxes, and other	6,361	2,051
Net cash provided by operating activities	973	328
Cash flows from investing activities:
Acquisition of noncontrolling interest	(116)	—
Purchases of property, plant and equipment	(1,324)	(567)
Proceeds from the sale of property, plant and equipment	21	163
Additions to capitalized software development costs and purchases of intangible assets	(7,977)	(4,453)
Net cash used in investing activities	(9,396)	(4,857)
Cash flows from financing activities:
Gross proceeds received from issuance of Series E preferred stock	—	25,000
Proceeds from the exercise of warrants to purchase common stock	—	1,861
Net borrowing of bank and overdraft facilities	263	134
Principal payments under finance lease obligations	(1,237)	(657)
Proceeds from a public offering, net of issuance costs	29,428	—
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	1,093	(24)
Net cash provided by financing activities	29,547	26,314
Effect of exchange rates on cash	(1,589)	(3,318)
Net increase in cash, cash equivalents and restricted cash	19,535	18,467
Cash, cash equivalents and restricted cash, beginning of period	40,015	12,074
Cash, and cash equivalents, end of period[2]	$59,550	$30,541
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$169	$124
Income taxes	$29	$(352)
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$1,289	$727
Capital expenditures financed through accounts payable or accrued liabilities	$2,890	$1,934
Right-of-use assets obtained in exchange for operating leases liabilities	$148	$4,217
Preferred stock issued in extinguishment of term loan accrued interest	$—	$2,330
Debt discount and issuance costs extinguished in notes conversion	$—	$1,728
Inseego Notes conversion to equity	$—	$59,907
Novatel Wireless Notes conversion to equity	$—	$250
2025 Notes conversion, including shares issued in satisfaction of interest make-whole payment	$5,383	$—
1Operating assets and liabilities balances include assets and liabilities classified as held for sale as of March 31, 2021 (see Note 4. Business Divestiture).
2Cash, and cash equivalents balance includes cash and cash equivalents classified as held for sale as of March 31, 2021 (see Note 4. Business Divestiture).
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Inseego Corp. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at March 31, 2021 and the results of the Company’s operations for the three months ended March 31, 2021 and 2020 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, except otherwise disclosed herein, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The year-end condensed consolidated balance sheet data as of December 31, 2020 was derived from the Company’s audited consolidated financial statements and may not include all disclosures required by accounting principles generally accepted in the United States. Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net loss, assets, liabilities or stockholders’ deficit. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
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

In addition, a global semiconductor supply shortage is having wide-ranging effects across the technology industry. This semiconductor shortage has not materially impacted the Company but may impact the Company’s customers, and may negatively impact the supply of materials needed for our testing and production timeline. Our suppliers, contract manufacturers, and our customers are all taking actions to reduce the impact of the semiconductor shortage; however, if the shortage persists, the impact on our business could be material.

Liquidity
As of March 31, 2021, the Company had available cash and cash equivalents totaling $59.6 million, including $5.5 million cash and cash equivalents classified as held-for-sale, and working capital of $46.1 million, excluding assets and liabilities classified as held-for-sale.
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
During the quarter ended September 30, 2020, certain holders of the 2025 Notes converted approximately $13.5 million in principal amount of the 2025 Notes into 1,177,156 shares of the Company’s common stock in accordance with the terms of such notes. As of March 31, 2021, the Company’s outstanding debt primarily consisted of $161.9 million in principal amount of 2025 Notes.
On January 25, 2021, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of its common stock (the “ATM Offering”). In January 2021, the Company sold 1,516,073 shares of common stock, at

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

an average price of $20.11 per share, for net proceeds of $29.4 million, after deducting underwriter fees and discounts of $0.9 million, and other offering fees, pursuant to the ATM Offering.
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
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ materially from these estimates. Significant estimates include revenue recognition, capitalized software costs, allowance for doubtful accounts receivable, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, valuation of derivatives, accruals relating to litigation, income taxes and share-based compensation expense. The inputs related to certain estimates include consideration of the economic impact of the COVID-19 pandemic. As the impact of the COVID-19 pandemic continues to develop, these estimates could carry a higher degree of variability and volatility, and may change materially in future periods.

Sources of Revenue

The Company generates revenue from a broad range of product sales including intelligent wireless hardware products for the worldwide mobile communications, and industrial Internet of Things (“IIoT”) markets, Inseego SubscribeTM, a hosted SaaS platform that helps organizations manage the selection, deployment and spend of wireless assets, and various Software as a Service (“SaaS”) products. The Company’s products principally include intelligent mobile hotspots, wireless routers for IoT applications, USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud software services designed to enable customers to easily analyze data insights and configure and manage their hardware.
The Company classifies its revenues from the sale of its products and services into two distinct groupings, specifically IoT & Mobile Solutions and Enterprise SaaS Solutions. Both IoT & Mobile Solutions and Enterprise SaaS Solutions revenues include any hardware and software required for the respective solution.
IoT & Mobile Solutions. The IoT & Mobile Solutions portfolio is comprised of end-to-end edge to cloud solutions including 4G LTE mobile broadband gateways, routers, modems, hotspots, HD quality VoLTE based wireless home phones, cloud management software and an advanced portfolio of 5G products. The solutions are offered under the MiFi™ brand for consumer and enterprise markets, and under the Skyus brand for IIoT markets. Effective in the third quarter ended on September 30, 2020, IoT & Mobile Solutions also includes the Company’s Device Management System (“DMS”), rebranded as

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Inseego SubscribeTM, that helps organizations manage the selection, deployment and spend of their customer’s wireless assets, helping them save money on personnel and telecom expenses. The Company reclassified its Inseego Subscribe revenue stream from Enterprise SaaS Solutions to better reflect the Company's end user delineation. This reclassification had no impact on previously reported total net revenue, gross profit, or net loss.
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

2. Financial Statement Details
Inventories
Inventories, net, consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$32,849	$27,009
Raw materials and components	2,686	6,943
Total inventories[1]	$35,535	$33,952
1Amounts exclude balances classified as held for sale. See Note 4. Business Divestiture.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Royalties	$1,296	$2,410
Payroll and related expenses	12,767	6,006
Professional fees	924	921
Accrued interest	2,175	888
Deferred revenue	3,587	2,853
Operating lease liabilities	1,495	1,619
Accrued production costs	1,064	938
Liabilities related to financed assets	907	1,198
Other	4,529	6,540
Total accrued expenses and other current liabilities[1]	$28,744	$23,373

1Amounts exclude balances classified as held for sale. See Note 4. Business Divestiture.

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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the three months ended March 31, 2021.
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of March 31, 2021 (in thousands):

	Balance as of March 31, 2021	Level 1
Assets:
Cash equivalents
Money market funds	$126	$126
Total cash equivalents	$126	$126

	Balance as of March 31, 2021	Level 3
Liabilities:
2025 Notes
Interest make-whole payment	$2,801	$2,801
Total embedded derivatives	$2,801	$2,801

The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model with the following key assumptions:

	March 31, 2021	December 31, 2020
Volatility	50%	50%
Stock price	$10.00 per share	$15.47 per share
Credit spread	16.50%	19.25%
Term	4.09 years	4.34 years
Dividend yield	—%	—%
Risk-free rate	0.66%	0.30%

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2021 (in thousands):

	Balance as of December 31, 2020	Additions	Conversions	Change in fair value	Balance as of March 31, 2021
Liabilities:
Interest make-whole payment	$4,898	$—	$(146)	$(1,951)	$2,801

Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of the 2025 Notes.

On May 12, 2020, the Company issued $180.4 million in aggregate principal amount of 2025 Notes, and restructured its outstanding debt as described further in Note 5, Debt. The Company carries its 2025 Notes at amortized cost adjusted for changes in fair value of the embedded derivative. As of March 31, 2021, $161.9 million in principal amount of the 2025 Notes remain outstanding. It is not practicable to determine the fair value of the 2025 Notes due to the lack of information available to calculate the fair value of such notes.

The Company evaluated the 2025 Notes under ASC 815 and identified an embedded derivative that required bifurcation. The embedded derivative is an interest make-whole payment that was valued at $4.6 million on May 12, 2020.

Changes in the fair value of the interest make-whole payment are included in the Company’s condensed consolidated statement of operations for the current quarter within other income, net. During the quarter ended March 31, 2021, certain holders of the 2025 Notes converted an aggregate of approximately $5.0 million in principal amount of the 2025 Notes into shares of the Company’s common stock in accordance with the terms of such notes and a portion of the embedded derivative was settled in shares of the Company’s common stock resulting in $0.1 million of the derivative liability being extinguished upon conversion. As of March 31, 2021, the embedded derivative had a fair value of $2.8 million and a $1.9 million gain on the change in fair value was recorded to other income, net, on the condensed consolidated statement of operations in the three months ended March 31, 2021.
During the three months ended March 31, 2021 and 2020, there were no transfers between the levels within the fair value hierarchy.

4. Business Divestiture
Sale of Ctrack South Africa Operations
On February 24, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with an affiliate of Convergence Partners (“Convergence”), an investment management firm in South Africa, to sell the Company’s Ctrack business operations in Africa, Pakistan and the Middle East (together, “Ctrack South Africa”), in an all-cash transaction for 528.9 million South African Rand (“ZAR”) (approximately $35.4 million United States Dollar (“USD”) based on an exchange rate on March 31, 2021 of 14.92 ZAR to 1 USD). The Purchase Agreement provides for an adjustment to the purchase price based on a normalized level of net working capital. The consummation of the sale is subject to a number of customary conditions precedent, including receipt of South African anti-trust approval. Additionally, the consummation of the sale is subject to Convergence closing an investment fund.
Effective upon the execution of the Purchase Agreement, the assets and liabilities of the Ctrack South Africa entities that are subject to the sale, meet the criteria for classification of held for sale (“HFS”), since the sale of the Ctrack South Africa operations under the Purchase Agreement is subject only to usual and customary closing conditions, and the sale is expected to

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

be completed in less than one year from the date of the Purchase Agreement. The following table presents assets and liabilities of Ctrack South Africa which are classified as HFS as of March 31, 2021 (in thousands):

Balance as of March 31, 2021
Assets:
Cash and cash equivalents	$5,520
Accounts receivable, net	4,539
Inventory	3,338
Prepaid expenses and other	687
Property, plant and equipment, net	3,989
Rental assets, net	2,177
Intangible assets, net	10,945
Goodwill	10,474
Right-of-use assets, net	27
Total assets held for sale	$41,696

Liabilities:
Accounts payable	$4,784
Accrued expenses and other liabilities	933
Deferred tax liabilities, net	3,568
Other long-term liabilities	777
Total liabilities related to assets held for sale	$10,062

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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The effective interest rate was 12.99% for the three months ended March 31, 2020. The following table sets forth total interest expense recognized related to the Term Loan (in thousands):

Three Months ended March 31, 2020
Contractual interest expense	$1,151
Amortization of debt discount	333
Amortization of debt issuance costs	40
Total interest expense	$1,524

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

During the three months ended March 31, 2021, certain holders of the 2025 Notes converted an aggregate of approximately $5.0 million in principal amount of the 2025 Notes into 428,669 shares of the Company’s common stock, including 32,221 shares of common stock issued in satisfaction of the interest make-whole payment. In connection therewith, the Company recorded a loss of $0.4 million on debt conversion, net in the condensed consolidated statement of operations.

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

Interest make-whole payment

The 2025 Notes also include an interest make-whole payment feature whereby if the last reported sale price of the Company’s common stock for each of the five trading days immediately preceding a conversion date is greater than or equal to $10.51, the Company will, in addition to the other consideration payable or deliverable in connection with such conversion, make an interest make-whole payment to the converting holder equal to the sum of the present values of the scheduled payments of interest that would have been made on the 2025 Notes to be converted had such notes remained outstanding from the conversion date through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date. The present values will be computed using a discount rate equal to 1%. The Company will satisfy its obligation to pay the interest make-whole payment, at its election, in cash or shares of common stock (together with cash in lieu of fractional shares). The Company has determined that this feature is an embedded derivative and has recognized the fair value of this derivative as a liability in the condensed consolidated balance sheets, with subsequent changes to fair value to be recorded at each reporting period on the condensed consolidated statement of operations in other income, net.

As of March 31, 2021, $161.9 million in principal amount of the 2025 Notes were outstanding, $80.4 million of which were held by related parties.

The 2025 Notes consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Liability component
Principal	$161,898	$166,898
Add: fair value of embedded derivative	2,801	4,898
Less: unamortized debt discount	(3,382)	(3,703)
Less: unamortized issuance costs	(2,697)	(2,946)
Net carrying amount	$158,620	$165,147

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The effective interest rate on the liability component of the 2025 Notes was 4.06% for the three months ended March 31, 2021. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

Three Months Ended March 31, 2021
Contractual interest expense	$1,287
Amortization of debt discount	208
Amortization of debt issuance costs	166
Total interest expense	$1,661

As the offering of the 2025 Notes took place during the three months ended June 30, 2020, there was no interest expense in the comparable three month period of 2020.

2022 Notes

On January 9, 2017, in connection with the settlement of an exchange offer and consent solicitation with respect to the 5.50% convertible senior notes due 2020 (the “Novatel Wireless Notes”), the Company issued approximately $119.8 million aggregate principal amount of 2022 Notes.

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

The effective interest rate on the liability component of the 2022 Notes was 10.76% for the three months ended March 31, 2020. The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

Three Months Ended March 31, 2020
Contractual interest expense	$618
Amortization of debt discount	1,252
Amortization of debt issuance costs	72
Total interest expense	$1,942

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$1,578	$228
Research and development	3,228	292
Sales and marketing	1,988	463
General and administrative	2,304	570
Total[1]	$9,098	$1,553
1During the quarter ended March 31, 2021, the Board of Directors of the Company approved and the Company granted restricted stock units to eligible employees under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”) that were immediately vested, as fiscal 2020 annual bonus payments. The total charges recorded during the quarter were $7.0 million.
Stock Options
The following table summarizes the Company’s stock option activity:

Outstanding — December 31, 2020	8,479,979
Granted	—
Exercised	(693,435)
Canceled	(159,545)
Outstanding — March 31, 2021	7,626,999
Exercisable — March 31, 2021	4,259,416
At March 31, 2021, total unrecognized compensation expense related to stock options was $10.8 million, which is expected to be recognized over a weighted-average period of 2.51 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

Non-vested — December 31, 2020	417,105
Granted	729,252
Vested	(737,741)
Forfeited	(8,750)
Non-vested — March 31, 2021	399,866
At March 31, 2021, total unrecognized compensation expense related to RSUs was $2.1 million, which is expected to be recognized over a weighted-average period of 2.23 years.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2021, the computation of diluted EPS excluded 24,867,651 shares related to the convertible notes, stock options and RSUs as their effect would have been anti-dilutive. For the three months ended March 31, 2020, the computation of diluted EPS excluded 22,028,548 shares primarily related to the convertible notes, warrants, stock options and RSUs as their effect would have been anti-dilutive.
8. Private Placements and Public Offering
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
On January 25, 2021, the Company entered into an Equity Distribution Agreement with the Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of its common stock. In January 2021, the Company sold 1,516,073 shares of common stock, at an average price of $20.11 per share, for net proceeds of $29.4 million, after deducting underwriter fees and discounts, and other offering fees, pursuant to the ATM Offering.
Preferred Stock
On March 6, 2020, the Company issued and sold an additional 25,000 shares of Series E Preferred Stock for an aggregate purchase price of $25.0 million.
On March 31, 2020, the Company issued 2,330 shares of Series E Preferred Stock to South Ocean, in satisfaction of certain deferred interest obligations pursuant to the terms and conditions of the Credit Agreement.

On May 12, 2020, the Company used a portion of the proceeds from the Offering to repurchase the 2,330 shares of Series E Preferred Stock, which had been issued to satisfy accrued interest under the Credit Agreement, for $2.4 million.

9. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended March 31,
	2021	2020
United States and Canada	$42,736	$42,350
South Africa	7,108	8,238
Other	7,753	6,252
Total	$57,597	$56,840
Concentrations of Risk
For the three months ended March 31, 2021, two customers accounted for 60.8% of net revenues. For the three months ended March 31, 2020, one customer accounted for 53.4% of net revenues.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2021, two customers accounted for 26.0% and 25.2% of accounts receivable, net, respectively. As of December 31, 2020, two customers accounted for 33.3% and 17.2% of accounts receivable, net, respectively.

10. Commitments and Contingencies
Legal
The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. For example, the Company is currently named as a defendant or co-defendant in several patent infringement lawsuits in the U.S. and may be required to indirectly participate in other U.S. patent infringement actions pursuant to its contractual indemnification obligations to certain customers. Based on an evaluation of these matters and discussions with the Company’s intellectual property litigation counsel, the Company currently believes that liabilities arising from or sums paid in settlement of these existing matters, if any, would not have a material adverse effect on its condensed consolidated results of operations or financial condition.
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
Indemnification
In the normal course of business, the Company periodically enters into agreements that require the Company to indemnify and defend its customers for, among other things, claims alleging that the Company’s products infringe third-party patents or other intellectual property rights. The Company’s maximum exposure under these indemnification provisions cannot be estimated but the Company does not believe that there are any matters individually or collectively that would have a material adverse effect on its condensed consolidated results of operations or financial condition.
11. Leases
Lessee
The Company is a lessee in lease agreements for office space, automobiles and certain equipment. Certain of the Company’s leases contain provisions that provide for one or more options to renew at the Company’s sole discretion. The majority of the Company’s leases are comprised of fixed lease payments, with a small percentage of its real estate leases including lease payments subject to a rate or index, which may be variable. Certain real estate leases also include executory costs such as common area maintenance (non-lease component). As a practical expedient permitted under the new guidance, ASC 842 Leases, (“ASC 842”), the Company has elected to account for the lease and non-lease components as a single lease component. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of March 31, 2021, the Company had right-of-use assets of $8.5 million and lease liabilities related to its operating leases of $9.5 million. Right-of-use assets are included in right-of-use assets, net, on the condensed consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in accrued expenses and other liabilities and other long-term liabilities on the condensed consolidated balance sheet. As of March 31, 2021, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were 5.6 years and 9.1%, respectively.
During the three months ended March 31, 2021 and 2020, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $0.5 million and $0.3 million, respectively, which is included as an operating cash outflow within the consolidated statements of cash flows. During the three months ended March 31, 2021 and 2020, the operating lease costs related to the Company’s operating leases were approximately $0.5 million and $0.3 million, respectively, which is included in operating costs and expenses in the condensed consolidated statements of operations.
The future minimum payments under operating leases were as follows as of March 31, 2021 (in thousands):

2021 (remainder)	$1,829
2022	2,212
2023	1,902
2024	1,777
2025	1,632
Thereafter	2,806
Total minimum operating lease payments	12,158
Less: amounts representing interest	(2,685)
Present value of net minimum operating lease payments	9,473
Less: current portion	(1,495)
Long-term portion of operating lease obligations	$7,978

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
12. Income Taxes
The Company’s income tax provision of $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively, consisted primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company’s income tax expense is different than the expected expense based on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities and many of its foreign subsidiaries.

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
•our ability to make scheduled payments on, or to refinance our indebtedness, including our convertible notes obligations;
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
•increases in costs, disruption of supply or the shortage of semiconductors or other key components of our products;
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
•our ability to be successful in divesting assets or businesses we wish to sell, including the divestiture of Ctrack South Africa operations;
•our ability to make focused investments in research and development; and
•our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”). If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.
Trademarks
“Inseego”, “Inseego Subscribe”, “Inseego ManageTM ”, the Inseego logo, “DigiCore”, “Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “Ctrack”, the Ctrack logo, “Inseego North America”, and “Skyus” are trademarks or registered trademarks of Inseego and its subsidiaries. Other trademarks, trade names or service marks used in this report are the property of their respective owners.
As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Inseego” refer to Inseego Corp., a Delaware corporation, and its wholly and majority-owned subsidiaries.

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report, as well as the annual consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2020, contained in our Form 10-K.
Business Overview
Inseego Corp. is a leader in the design and development of fixed and mobile wireless solutions (advanced 4G and 5G NR), industrial IoT (“IIoT”) and cloud solutions for Fortune 500 enterprises, service providers, small and medium-sized businesses, governments, and consumers around the globe. Our product portfolio consists of fixed and mobile device-to-cloud solutions that provide compelling, intelligent, reliable and secure end-to-end IoT services with deep business intelligence. Inseego’s products and solutions, designed and developed in the U.S., power mission critical applications with a “zero unscheduled downtime” mandate, such as our 5G fixed wireless access (“FWA”) gateway solutions, 4G and 5G mobile broadband, IIoT applications such as SD WAN failover management, asset tracking and fleet management services. Our solutions are powered by our key wireless innovations in mobile and FWA technologies, including a suite of products employing the 5G NR standards, and purpose-built SaaS cloud platforms.
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
On February 24, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with an affiliate of Convergence Partners (“Convergence”), an investment management firm in South Africa, to sell the Company’s Ctrack business operations in Africa, Pakistan and the Middle East (together, “Ctrack South Africa”), in an all-cash transaction for 528.9 million South African Rand (“ZAR”) (approximately $35.4 million United States Dollar (“USD”) based on an exchange rate on March 31, 2021 of 14.92 ZAR to 1 USD). The consummation of the sale is subject to usual and customary closing conditions, including receipt of South African anti-trust approval. Additionally, the consummation of the sale is subject to Convergence closing an investment fund. The sale is expected to be completed in the second quarter of fiscal 2021.
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
Our SaaS delivery platforms include our Ctrack platforms, which provide fleet, vehicle, aviation, asset and other telematics applications. Once the sale of our Ctrack South Africa operations is complete, certain portions of our SaaS revenue will no longer be generated, but Inseego will continue to provide telematics solutions in the rest of the world, including in North America, Europe and Australia.
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
•our contract manufacturer’s ability to secure necessary supply to of semiconductors and other key components to build our devices;
•product pricing;
•the impact of the COVID-19 pandemic on our business; and
•the announced sale of our Ctrack South Africa operations;
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

The demand environment for our 5G products during the three months ended March 31, 2021 was consistent with our expectations, with continued demand for our products due to a dramatic increase around the world in remote or tele-work and learning due to the COVID-19 pandemic. Recently, our IoT & Mobile Solutions have experienced lower sales of LTE gigabit hotspots as COVID-19 pandemic demand have eased. The macroeconomic environment remains uncertain and the demand for our products in the prior year may not be sustainable for the long term. We will continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses.
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
General and administrative expenses include primarily corporate functions such as accounting, human resources, legal, administrative support and professional fees. This category also includes the expenses needed to operate as a publicly-traded company, including compliance with the Sarbanes-Oxley Act of 2002, as amended, SEC filings, stock exchange fees and investor relations expense. Although general and administrative expenses are not directly related to revenue levels, certain expenses, such as legal expenses and provisions for bad debts, may cause significant volatility in future general and administrative expenses, which may, in turn, impact net revenue levels.
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
Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Net revenues. Net revenues for the three months ended March 31, 2021 were $57.6 million, compared to $56.8 million for the same period in 2020.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended March 31,		Change
Product Category	2021	2020	$	%
IoT & Mobile Solutions	$42,959	$42,415	$544	1.3%
Enterprise SaaS Solutions	14,638	14,425	213	1.5%
Total	$57,597	$56,840	$757	1.3%

IoT & Mobile Solutions. The slight increase in IoT & Mobile Solutions net revenues is primarily a result of increased sales of our second-generation 5G hotspot related to our MiFi business and increased revenues in our Inseego Subscribe business due to subscriber growth, offset by decrease in our Enterprise and Carrier offerings within our IoT & Mobile Solutions, and lower sales of LTE gigabit hotspots as COVID-19 pandemic demand eased.

Enterprise SaaS Solutions. Enterprise SaaS Solutions net revenues increased year-over-year due to the effects of weakening U.S. Dollar to South Africa Rand foreign exchange rates on international sales.
Cost of net revenues. Cost of net revenues for the three months ended March 31, 2021 was $39.1 million, or 67.9% of net revenues, compared to $39.6 million, or 69.7% of net revenues, for the same period in 2020.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended March 31,		Change
Product Category	2021	2020	$	%
IoT & Mobile Solutions	$33,442	$34,039	$(597)	(1.8)%
Enterprise SaaS Solutions	5,682	5,574	108	1.9%
Total	$39,124	$39,613	$(489)	(1.2)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions cost of net revenues is primarily a result of lower sales of LTE gigabit hotspots, partially offset by additional cost of revenue due to subscriber growth in our Inseego Subscribe business.
Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues increased by 1.9% compared to the same period in 2020 mainly due to weakening U.S. Dollar to South Africa Rand foreign exchange rates on international costs.
Gross profit. Gross profit for the three months ended March 31, 2021 was $18.5 million, or a gross margin of 32.1%, compared to $17.2 million, or a gross margin of 30.3%, for the same period in 2020. The increase in gross margin was primarily attributable to the favorable mix of Inseego Subscribe revenue.
Research and development expenses. Research and development expenses for the three months ended March 31, 2021 were $14.6 million, or 25.3% of net revenues, compared to $8.2 million, or 14.5% of net revenues, for the same period in 2020. The increase was primarily a result of staffing, test units, and other development spending related to our 5G product programs. Additionally, the increase was primarily a result of timing of payout of bonus grants to eligible employees during the current quarter, compared to bonus grants awarded to employees during the second quarter of fiscal 2020. See Note 6. Share-based Compensation in the accompanying unaudited condensed consolidated financial statements for further information.
Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2021 were $11.0 million, or 19.1% of net revenues, compared to $8.8 million, or 15.4% of net revenues, for the same period in 2020. The increase was primarily a result of timing of payout of bonus grants to eligible employees during the current quarter, compared to bonus grants awarded to employees during the second quarter of fiscal 2020. See Note 6. Share-based Compensation in the accompanying unaudited condensed consolidated financial statements for further information.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2021 were $8.6 million, or 15.0% of net revenues, compared to $7.2 million, or 12.6% of net revenues, for the same period in 2020. The increase was primarily a result of timing of payout of bonus grants to eligible employees during the current quarter, compared to bonus grants awarded to employees during the second quarter of fiscal 2020, partially offset by lower legal expenses compared to the same period in 2020. See Note 6. Share-based Compensation in the accompanying unaudited condensed consolidated financial statements for further information.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for each of the three months ended March 31, 2021 and 2020 was $0.5 million and $0.8 million, respectively. The decrease was primarily as a result of certain purchased intangible assets being fully amortized as of the fourth quarter of 2020.
Loss on debt conversion and extinguishment, net. The loss on debt conversion of $0.4 million for the three months ended March 31, 2021 primarily represents the loss on debt conversion of 2025 Notes. The loss on debt conversion and extinguishment, net during the three months ended March 31, 2020 was related to the fair value of inducement shares issued in the privately-negotiated exchange transactions with certain holders of the 2022 Notes.
Interest expense, net. Interest expense, net, for the three months ended March 31, 2021 and 2020 was $1.8 million and $3.4 million, respectively. The decrease in interest expense was due to the lower interest rate on the 2025 Notes, as compared to the 2022 Notes and our previous term loan.
Other income, net. Other income, net, for the three months ended March 31, 2021 was $1.7 million, which primarily includes the fair value adjustment related to our interest make-whole payment. For the same period in 2020, other income, net, was $1.0 million, which primarily included foreign currency transaction gains and losses.

Income tax provision. The income tax provision of $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively, primarily related to certain of our entities in foreign jurisdictions.
Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests for the three months ended March 31, 2021 was $0.2 million, compared to a net income attributable to noncontrolling interests of $0.1 million for the same period in 2020.
Series E preferred stock dividends. During the three months ended March 31, 2021 and 2020, we recorded dividends of $0.9 million and $0.4 million, respectively, on our Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”). The increase was primarily attributable to the additional shares of Series E Preferred Stock issued in March 2020. See Note 8. Private Placements and Public Offering.
Liquidity and Capital Resources
As of March 31, 2021, the Company had available cash and cash equivalents totaling $59.6 million, including $5.5 million cash and cash equivalents classified as held-for-sale, and working capital of $46.1 million, excluding assets and liabilities classified as held-for-sale.
On March 6, 2020, we issued and sold 25,000 shares of Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”), for an aggregate purchase price of $25.0 million.
In the first quarter of 2020, $59.9 million of our 5.5% convertible senior notes due 2022 (the “2022 Notes” formerly referred to as the “Inseego Notes”) were exchanged for common stock in private exchange transactions. Additionally, in the second quarter of 2020, we restructured our outstanding debt by completing a $100.0 million registered public offering (the “Offering”) of 3.25% convertible senior notes due 2025 (the “2025 Notes”) and also entered into privately-negotiated Exchange Agreements, pursuant to which an aggregate of $45.0 million in principal amount of the 2022 Notes were exchanged for an aggregate of $32.0 million in cash and $80.4 million in principal amount of the 2025 Notes (the “Private Exchange Transactions”). We also used a portion of the proceeds from the Offering to repay in full our previous term loan. In the third quarter of 2020, we redeemed the remaining $2,000 principal amount of the 2022 Notes.
As of March 31, 2021, our outstanding debt primarily consisted of $161.9 million in principal amount of 2025 Notes.
During the three months ended March 31, 2021, certain holders of the 2025 Notes converted an aggregate of approximately $5.0 million in principal amount of the 2025 Notes into 428,669 shares of our common stock, including 32,221 shares of common stock issued in satisfaction of the interest make-whole payment. In connection therewith, we recorded a loss of $0.4 million on debt conversion, net in the condensed consolidated statement of operations included in the accompanying unaudited condensed consolidated financial statements.
On January 25, 2021, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which we may offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of our common stock (the “ATM Offering”). In January 2021, we sold 1,516,073 shares of common stock, at an average price of $20.11 per share, for net proceeds of $29.4 million, after deducting underwriter fees and discounts of $0.9 million, and other offering fees, pursuant to the ATM Offering.
We have a history of operating and net losses and overall usage of cash from operating and investing activities. Our management believes that our cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet our cash flow needs for the next twelve months from the filing date of this report. Our ability to attain more profitable operations and continue to generate positive cash flow is dependent upon achieving a level and mix of revenues adequate to support our evolving cost structure. If events or circumstances occur such that we do not meet its operating plan as expected, or if we become obligated to pay unforeseen expenditures as a result of ongoing litigation, we may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives.
Our liquidity could be impaired if there is any interruption in our business operations, a material failure to satisfy our contractual commitments or a failure to generate revenue from new or existing products. There can be no assurance that any required or desired restructuring or financing will be available on terms favorable to us, or at all. Additionally, we are uncertain of the full extent to which the COVID-19 pandemic will impact our business, operations and financial results.
Contractual Obligations and Commitments

There have been no material changes in our contractual obligations in the first quarter of 2021.

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

Historical Cash Flows

The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$973	$328
Net cash used in investing activities	(9,396)	(4,857)
Net cash provided by financing activities	29,547	26,314
Effect of exchange rates on cash	(1,589)	(3,318)
Net increase in cash, cash equivalents and restricted cash	19,535	18,467
Cash, cash equivalents and restricted cash, beginning of period	40,015	12,074
Cash, and cash equivalents, end of period[1]	$59,550	$30,541
1Cash and cash equivalents balance includes cash and cash equivalents classified as held for sale as of March 31, 2021.
Operating activities. Net cash provided by operating activities was $1.0 million for the three months ended March 31, 2021, compared to net cash provided by operating activities of $0.3 million for the same period in 2020. Net cash provided by operating activities for the three months ended March 31, 2021 was primarily attributable to net cash provided by working capital, depreciation and amortization, including the amortization of debt discount and debt issuance costs, loss on debt conversion, and share-based compensation expense, offset by the net loss incurred during the period, and a non-cash gain as a result of the fair value adjustment on derivative instruments. Net cash provided by operating activities for the three months ended March 31, 2020 was primarily attributable to net cash provided by working capital, non-cash charges for the fair value of inducement shares issued in the privately-negotiated exchange transactions with certain holders of the 2022 Notes, depreciation and amortization, including the amortization of debt discount and debt issuance costs, and share-based compensation expense, partially offset by the net loss in the period.
Investing activities. Net cash used in investing activities during the three months ended March 31, 2021 was $9.4 million, compared to net cash used in investing activities of $4.9 million for the same period in 2020. Cash used in investing activities during the three months ended March 31, 2021 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our products, in large part due to the increase in development in support of 5G products and services. Cash used in investing activities during the same period in 2020 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our products, in large part due to the increase in development in support of 5G products and services.
Financing activities. Net cash provided by financing activities during the three months ended March 31, 2021 was $29.5 million, compared to net cash provided by financing activities of $26.3 million for the same period in 2020. Net cash provided by financing activities during the three months ended March 31, 2021 was primarily related to net proceeds received from the ATM Offering, proceeds from stock option exercises and purchases through our employee stock purchase plan, partially offset by the principal payments under finance lease obligations and taxes paid on vested restricted stock units. Net cash provided by financing activities for the same period in 2020 was primarily related to proceeds received from the issuance and sale of Series E Preferred Stock, the exercise of warrants to purchase common stock, and net borrowings of bank and overdraft facilities, partially offset by principal payments under finance lease obligations and taxes paid on vested restricted stock units.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet arrangements.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk in the ordinary course of our business. Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. The ongoing COVID-19 pandemic has increased the volatility of global financial markets, which may increase our foreign currency exchange risk.
Foreign Currency Exchange Risk

The Company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of the Company’s revenue is denominated in U.S. dollars, and therefore, our revenue is not directly subject to foreign currency risk. However, as we have operations in foreign countries, including South Africa and Europe, a stronger U.S. dollar could make our products and services more expensive in foreign countries and therefore reduce demand. A weaker U.S. dollar could have the opposite effect. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are also influenced by many other factors.
For the quarter ended March 31, 2021, sales denominated in foreign currencies were approximately 25.2% of total revenue. The Company’s expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in South Africa and Europe. The Company’s results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign functional currencies consist of the South African Rand, pound sterling, Euro, and Australian Dollar (collectively, the “Foreign Functional Currencies”). For the quarter ended March 31, 2021, a hypothetical 10% change in foreign functional currency exchange rates would have increased or decreased our revenue by approximately $1.5 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements. Additionally, with the upcoming Ctrack South Africa operations divestiture, our foreign exchange risk is expected to decrease. Net foreign currency translation losses of $1.7 million were recorded for the quarter ended March 31, 2021.
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
As required by Rule 13a-15(b) promulgated under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We may be unable to adequately control the costs or maintain adequate supply of components and raw materials associated with our operations.

From time to time, we may experience increases in the cost or a sustained interruption in the supply or shortage of components or raw materials associated with our operations. We expect to incur significant costs related to procuring raw materials required to manufacture and assemble our products. The prices for and availability of these raw materials fluctuate depending on factors beyond our control. For example, our business depends on the continued supply of semiconductor chips, which are integral components for our 5G and 4G products. A global semiconductor supply shortage is having wide-ranging effects across the technology industry and may negatively impact the supply of semiconductors needed for our testing and production timeline.

Any reduced availability of these raw materials or substantial increases in the prices for such materials may increase the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components by increasing prices, which in turn could have a material adverse impact on our financial condition, results of operations and cash flows.

We continue to work closely with suppliers and customers to minimize the potential adverse impact of the semiconductor supply shortage and monitor the availability of semiconductor chips and other component parts and raw materials, due to this issue. However, if we are not able to mitigate the semiconductor shortage impact, any direct or indirect supply chain disruptions may have a material adverse impact on our financial condition, results of operations and cash flows.
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

10.2
Transitional Services Agreement, dated as of February 24, 2021, by and between Inseego Corp. and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

10.3
Trademark Agreement, dated as of February 24, 2021, by and between Inseego Corp. Ctrack Holdings (Pty) Limited, and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

10.4
Equity Distribution Agreement, dated as of January 25, 2021, by and between Inseego Corp. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 26, 2021).

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

Date: May 6, 2021	Inseego Corp.

	By:	/s/ DAN MONDOR
Dan Mondor
Chief Executive Officer

By:	/s/ WEI DING
Wei Ding
Vice President & Corporate Controller (Principal Financial Officer)