Form 10-Q
period 2021-06-30
INSEEGO CORP.
filed 2021-08-05
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 2, 2021 was 103,180,708.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,841	$40,015
Accounts receivable, net of allowance for doubtful accounts of $296 and $1,384, respectively	19,983	29,940
Inventories	27,544	33,952
Assets held for sale[1]	42,450	—
Prepaid expenses and other	8,088	10,201
Total current assets	128,906	114,108
Restricted cash	3,693	—
Property, plant and equipment, net of accumulated depreciation of $19,758 and $21,715, respectively	9,330	13,699
Rental assets, net of accumulated depreciation of $15,055 and $15,754, respectively	4,761	6,109
Intangible assets, net of accumulated amortization of $ 35,579 and $63,020, respectively	47,192	51,487
Goodwill	22,175	32,511
Right-of-use assets, net	8,294	9,092
Other assets	389	388
Total assets	$224,740	$227,394
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$31,182	$52,339
Accrued expenses and other current liabilities	22,874	23,373
Liabilities related to assets held for sale[1]	11,132	—
Total current liabilities	65,188	75,712
Long-term liabilities:
2025 Notes, net	159,120	165,147
Deferred tax liabilities, net	888	4,505
Other long-term liabilities	8,450	9,929
Total liabilities	233,646	255,293
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 shares designated, 35,000 shares issued and outstanding, liquidation preference of $1,000 per share (plus any accrued but unpaid dividends)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 103,109,346 and 99,399,029 shares issued and outstanding, respectively	103	99
Additional paid-in capital	761,412	711,487
Accumulated other comprehensive loss	(6,279)	(6,972)
Accumulated deficit	(764,150)	(732,422)
Total stockholders’ deficit attributable to Inseego Corp.	(8,914)	(27,808)
Noncontrolling interests	8	(91)
Total stockholders’ deficit	(8,906)	(27,899)
Total liabilities and stockholders’ deficit	$224,740	$227,394
1Assets and liabilities held for sale relate to the expected sale of our Ctrack South Africa operations. Refer to Note 4. Business Divestiture for details.
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
IoT & Mobile Solutions	$51,836	$69,314	$94,795	$111,729
Enterprise SaaS Solutions	13,857	11,375	28,495	25,800
Total net revenues	65,693	80,689	123,290	137,529
Cost of net revenues:
IoT & Mobile Solutions	39,740	54,240	73,178	88,279
Enterprise SaaS Solutions	5,604	4,449	11,288	10,023
Total cost of net revenues	45,344	58,689	84,466	98,302
Gross profit	20,349	22,000	38,824	39,227
Operating costs and expenses:
Research and development	11,773	10,540	26,328	18,764
Sales and marketing	9,821	8,648	20,825	17,403
General and administrative	7,414	7,396	16,058	14,558
Amortization of purchased intangible assets	664	753	1,130	1,579
Impairment of capitalized software	1,197	—	1,197	—
Total operating costs and expenses	30,869	27,337	65,538	52,304
Operating loss	(10,520)	(5,337)	(26,714)	(13,077)
Other income (expense):
Loss on debt conversion and extinguishment, net	—	(67,241)	(432)	(75,174)
Interest expense, net	(1,678)	(3,160)	(3,523)	(6,540)
Other income (expense), net	(617)	787	1,117	1,765
Loss before income taxes	(12,815)	(74,951)	(29,552)	(93,026)
Income tax provision (benefit)	228	(115)	449	(24)
Net loss	(13,043)	(74,836)	(30,001)	(93,002)
Less: Net loss (income) attributable to noncontrolling interests	—	6	(214)	(26)
Net loss attributable to Inseego Corp.	(13,043)	(74,830)	(30,215)	(93,028)
Series E preferred stock dividends	(886)	(835)	(1,753)	(1,227)
Net loss attributable to common stockholders	$(13,929)	$(75,665)	$(31,968)	$(94,255)
Per share data:
Net loss per common share:
Basic and diluted	$(0.14)	$(0.78)	$(0.31)	$(1.01)
Weighted-average shares used in computation of net loss per common share:
Basic and diluted	102,935,213	96,487,344	102,157,146	93,680,846

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(13,043)	$(74,836)	$(30,001)	$(93,002)
Foreign currency translation adjustment	2,425	1,576	693	(11,904)
Total comprehensive loss	$(10,618)	$(73,260)	$(29,308)	$(104,906)
Comprehensive income attributable to noncontrolling interests	—	6	(214)	(26)
Comprehensive loss attributable to Inseego Corp.	$(10,618)	$(73,254)	$(29,522)	$(104,932)
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, March 31, 2020	37	$—	96,180	$96	$682,047	$(17,359)	$(636,893)	$(88)	$27,803
Net loss	—	—	—	—	—	—	(74,830)	(6)	(74,836)
Foreign currency translation adjustment	—	—	—	—	—	1,576	—	—	1,576
Exercise of stock options and vesting of restricted stock units	—	—	838	1	1,662	—	—	—	1,663
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(208)	—	—	—	(208)
Repurchase of Series E preferred stock	(2)	—	—	—	(2,354)	—	—	—	(2,354)
Share-based compensation	—	—	—	—	4,428	—	—	—	4,428
Series E preferred stock dividends	—	—	—	—	835	—	(835)	—	—
Balance, June 30, 2020	35	$—	97,018	$97	$686,410	$(15,783)	$(712,558)	$(94)	$(41,928)

Balance, March 31, 2021	35	$—	102,773	$103	$757,352	$(8,704)	$(750,221)	$7	$(1,463)
Net loss	—	—	—	—	—	—	(13,043)	—	(13,043)
Foreign currency translation adjustment	—	—	—	—	—	2,425	—	—	2,425
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	336	—	1,282	—	—	—	1,282
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(356)	—	—	—	(356)
Issuance of common shares in connection with a public offering, net of issuance costs	—	—	—	—	(59)	—	—	—	(59)
Share-based compensation	—	—	—	—	2,307	—	—	—	2,307
Net noncontrolling interest acquired	—	—	—	—	—	—	—	1	1
Series E preferred stock dividends	—	—	—	—	886	—	(886)	—	—
Balance, June 30, 2021	35	$—	103,109	$103	$761,412	$(6,279)	$(764,150)	$8	$(8,906)

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance, December 31, 2019	10	$—	81,974	$82	$584,862	$(3,879)	$(618,303)	$(120)	$(37,358)
Net loss	—	—	—	—	—	—	(93,028)	26	(93,002)
Foreign currency translation adjustment	—	—	—	—	—	(11,904)	—	—	(11,904)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	967	1	1,711	—	—	—	1,712
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(281)	—	—	—	(281)
Issuance of Series E preferred stock	25	—	—	—	25,000	—	—	—	25,000
Issuance of Series E preferred stock in lieu of interest	2	—	—	—	2,330	—	—	—	2,330
Repurchase of Series E preferred stock	(2)	—	—	—	(2,354)	—	—	—	(2,354)
Issuance of common shares in connection with private exchanges of 2022 Notes	—	—	13,739	14	66,073	—	—	—	66,087
Exercise of warrants	—	—	338	—	1,861	—	—	—	1,861
Share-based compensation	—	—	—	—	5,981	—	—	—	5,981
Series E preferred stock dividends	—	—	—	—	1,227	—	(1,227)	—	—
Balance, June 30, 2020	35	$—	97,018	$97	$686,410	$(15,783)	$(712,558)	$(94)	$(41,928)

Balance, December 31, 2020	35	$—	99,399	$99	$711,487	$(6,972)	$(732,422)	$(91)	(27,899)
Net loss	—	—	—	—	—		(30,215)	214	(30,001)
Foreign currency translation adjustment	—	—	—	—	—	693	—	—	693
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	1,765	2	2,842	—	—	—	2,844
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(825)	—	—	—	(825)
Issuance of common shares in connection with the conversion of 2025 Notes	—	—	429	1	5,382	—	—	—	5,383
Issuance of common shares in connection with a public offering, net of issuance costs	—	—	1,516	1	29,368	—	—	—	29,369
Share-based compensation	—	—	—	—	11,405	—	—	—	11,405
Series E preferred stock dividends	—	—	—	—	1,753	—	(1,753)	—	—
Net noncontrolling interest acquired	—	—	—	—	—	—	240	(115)	125
Balance, June 30, 2021	35	$—	103,109	$103	$761,412	$(6,279)	$(764,150)	$8	$(8,906)

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(30,001)	$(93,002)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,051	9,692
Provision for bad debts, net of recoveries	266	74
Impairment of capitalized software	1,197	—
Provision for excess and obsolete inventory	496	180
Share-based compensation expense	11,405	5,981
Amortization of debt discount and debt issuance costs	746	3,245
Fair value adjustment on derivative instrument	(1,823)	(826)
Loss on debt conversion and extinguishment, net	432	75,174
Deferred income taxes	38	10
Other	553	158
Changes in assets and liabilities[1]:
Accounts receivable	6,483	(21,498)
Inventories	(834)	2,725
Prepaid expenses and other assets	1,158	(5,298)
Accounts payable	(16,015)	22,334
Accrued expenses, income taxes, and other	818	5,713
Net cash (used in) provided by operating activities	(12,030)	4,662
Cash flows from investing activities:
Acquisition of noncontrolling interest	(116)	—
Purchases of property, plant and equipment	(2,455)	(2,831)
Proceeds from the sale of property, plant and equipment	506	235
Additions to capitalized software development costs and purchases of intangible assets	(15,369)	(10,637)
Net cash used in investing activities	(17,434)	(13,233)
Cash flows from financing activities:
Gross proceeds from the issuance of 2025 Notes	—	100,000
Payment of issuance costs related to 2025 Notes	—	(2,544)
Cash paid to investors in private exchange transactions	—	(32,062)
Payoff of term loan and related extinguishment costs	—	(48,830)
Gross proceeds received from issuance of Series E preferred stock	—	25,000
Repurchase of Series E preferred stock	—	(2,354)
Proceeds from the exercise of warrants to purchase common stock	—	1,861
Net borrowing of bank and overdraft facilities	295	104
Principal payments under finance lease obligations	(2,173)	(1,462)
Proceeds from a public offering, net of issuance costs	29,369	—
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	2,020	1,431
Net cash provided by financing activities	29,511	41,144
Effect of exchange rates on cash	321	(2,547)
Net increase in cash, cash equivalents and restricted cash	368	30,026
Cash, cash equivalents and restricted cash, beginning of period	40,015	12,074
Cash, cash equivalents and restricted cash, end of period[2]	$40,383	$42,100
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,782	$532
Income taxes	$252	$9

Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$3,403	$1,511
Capital expenditures financed through accounts payable or accrued liabilities	$3,641	$3,393
Right-of-use assets obtained in exchange for operating leases liabilities	$148	$4,229
Preferred stock issued in extinguishment of term loan accrued interest	$—	$2,330
Debt discount and issuance costs extinguished in notes conversion	$—	$1,728
2022 Notes conversion to equity	$—	$59,907
Novatel Wireless Notes conversion to equity	$—	$250
2025 Notes issued to extinguish the 2022 Notes	$—	$80,375
2025 Notes conversion, including shares issued in satisfaction of interest make-whole payment	$5,383	$—
1Operating assets and liabilities balances include assets and liabilities classified as held for sale as of June 30, 2021 (see Note 4. Business Divestiture).
2Cash, cash equivalents and restricted cash balance includes restricted cash of $3,693, and cash and cash equivalents of $5,849 classified as held for sale as of June 30, 2021 (see Note 4. Business Divestiture).
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Inseego Corp. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at June 30, 2021 and the results of the Company’s operations for the three and six months ended June 30, 2021 and 2020 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, except otherwise disclosed herein, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The year-end condensed consolidated balance sheet data as of December 31, 2020 was derived from the Company’s audited consolidated financial statements and may not include all disclosures required by accounting principles generally accepted in the United States. Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net loss, assets, liabilities or stockholders’ deficit. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
Risks and Uncertainties
In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, resulting in shutdowns of manufacturing and commerce globally in the months that followed. Since then, the COVID-19 pandemic has spread worldwide, and has resulted in authorities implementing numerous measures to try to contain the disease or slow its spread, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent the spread of the disease, all of which are uncertain and cannot be predicted.

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

Liquidity
As of June 30, 2021, the Company had (i) available cash and cash equivalents totaling $36.7 million, including $5.8 million cash and cash equivalents classified as held-for-sale, and excluding restricted cash of $3.7 million, and (ii) working capital of $32.4 million, excluding assets and liabilities classified as held-for-sale.
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
During the quarter ended September 30, 2020, certain holders of the 2025 Notes converted approximately $13.5 million in principal amount of the 2025 Notes into 1,177,156 shares of the Company’s common stock in accordance with the terms of such notes. As of June 30, 2021, the Company’s outstanding debt primarily consisted of $161.9 million in principal amount of 2025 Notes.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On July 30, 2021, the Company completed the sale of Ctrack South Africa. Initial cash proceeds of approximately $36.6 million were received.
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
IoT & Mobile Solutions. The IoT & Mobile Solutions portfolio is comprised of end-to-end edge to cloud solutions including 4G LTE mobile broadband gateways, routers, modems, hotspots, HD quality VoLTE based wireless home phones, cloud management software and an advanced portfolio of 5G products. The solutions are offered under the MiFi™ brand for consumer and enterprise markets, and under the Skyus brand for IIoT markets. Effective in the third quarter ended on

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2020, IoT & Mobile Solutions also includes the Company’s Device Management System (“DMS”), rebranded as Inseego SubscribeTM, that helps organizations manage the selection, deployment and spend of their customer’s wireless assets, helping them save money on personnel and telecom expenses. The Company reclassified its Inseego Subscribe revenue stream from Enterprise SaaS Solutions to better reflect the Company's end user delineation. This reclassification had no impact on previously reported total net revenue, gross profit, or net loss.
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

2. Financial Statement Details
Inventories
Inventories, net, consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$24,881	$27,009
Raw materials and components	2,663	6,943
Total inventories[1]	$27,544	$33,952
1Amounts exclude balances classified as held for sale. See Note 4. Business Divestiture.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Royalties	$1,932	$2,410
Payroll and related expenses	9,063	6,006
Professional fees	766	921
Accrued interest	852	888
Deferred revenue	3,398	2,853
Operating lease liabilities	1,637	1,619
Accrued production costs	901	938
Liabilities related to financed assets	490	1,198
Other	3,835	6,540
Total accrued expenses and other current liabilities[1]	$22,874	$23,373

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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the six months ended June 30, 2021.
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Total Fair Value	Level 3	Level 1	Total Fair Value	Level 3	Level 1
Assets
Cash equivalents
Money market funds	$126	$—	$126	$126	$—	$126
Total assets	$126	$—	$126	$126	$—	$126
Liabilities
2025 Notes
Interest make-whole payment	$2,929	$2,929	$—	$4,898	$4,898	$—
Total liabilities	$2,929	$2,929	$—	$4,898	$4,898	$—

The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model with the following key assumptions:

	June 30, 2021	December 31, 2020
Volatility	50%	50%
Stock price	$10.09 per share	$15.47 per share
Credit spread	15.56%	19.25%
Term	3.84 years	4.34 years
Dividend yield	—%	—%
Risk-free rate	0.63%	0.30%

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the six months ended June 30, 2021 (in thousands):

	Balance as of December 31, 2020	Additions	Conversions	Change in fair value	Balance as of June 30, 2021
Liabilities:
Interest make-whole payment	$4,898	$—	$(146)	$(1,823)	$2,929

Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of the 2025 Notes.

On May 12, 2020, the Company issued $180.4 million in aggregate principal amount of 2025 Notes, and restructured its outstanding debt as described further in Note 5, Debt. The Company carries its 2025 Notes at amortized cost adjusted for changes in fair value of the embedded derivative. As of June 30, 2021, $161.9 million in principal amount of the 2025 Notes remain outstanding. It is not practicable to determine the fair value of the 2025 Notes due to the lack of information available to calculate the fair value of such notes.

The Company evaluated the 2025 Notes under ASC 815 and identified an embedded derivative that required bifurcation. The embedded derivative is an interest make-whole payment that was valued at $4.6 million on May 12, 2020.

Changes in the fair value of the interest make-whole payment totaling a loss of $0.1 million for the three months ended June 30, 2021 are included in the Company’s condensed consolidated statement of operations within other income, net. During the six months ended June 30, 2021, certain holders of the 2025 Notes converted an aggregate of approximately $5.0 million in principal amount of the 2025 Notes into shares of the Company’s common stock in accordance with the terms of such notes and a portion of the embedded derivative was settled in shares of the Company’s common stock resulting in $0.1 million of the derivative liability being extinguished upon conversion. As of June 30, 2021, the embedded derivative had a fair value of $2.9 million and a $1.8 million gain on the change in fair value was recorded to other income, net, on the condensed consolidated statement of operations in the six months ended June 30, 2021.
During the three and six months ended June 30, 2021 and 2020, there were no transfers between the levels within the fair value hierarchy.

4. Business Divestiture
Sale of Ctrack South Africa Operations
On February 24, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with an affiliate of Convergence Partners (“Convergence”), an investment management firm in South Africa, to sell the Company’s Ctrack business operations in Africa, Pakistan and the Middle East (together, “Ctrack South Africa”), in an all-cash transaction for 528.9 million South African Rand (“ZAR”) (approximately $36.6 million United States Dollars (“USD”)). The Purchase Agreement provides for an adjustment to the purchase price based on a normalized level of net working capital. The final net consideration is subject to working capital adjustments that are expected to be agreed upon and finalized with Convergence no later than 35 business days after completion of the sale. The consummation of the sale was subject to a number of customary conditions precedent. Additionally, the consummation of the sale was subject to Convergence closing an investment fund.
On June 30, 2021, the Company entered into an Addendum to the Purchase Agreement with Convergence. Pursuant to the Addendum, the Company and Convergence have agreed to extend the date by which certain of the closing conditions must be fulfilled or otherwise waived and set the closing date of the transaction to be on or before July 30, 2021.
Effective upon the execution of the Purchase Agreement, the assets and liabilities of the Ctrack South Africa entities that are subject to the sale, meet the criteria for classification of held for sale (“HFS”), since the sale of the Ctrack South Africa operations under the Purchase Agreement is subject only to usual and customary closing conditions, and the sale is expected to

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

be completed in less than one year from the date of the Purchase Agreement. The following table presents assets and liabilities of Ctrack South Africa which are classified as HFS as of June 30, 2021 (in thousands):

Balance as of June 30, 2021
Assets:
Cash and cash equivalents	$5,849
Accounts receivable, net	3,640
Inventory	3,650
Prepaid expenses and other	798
Property, plant and equipment, net	4,197
Rental assets, net	2,392
Intangible assets, net	11,010
Goodwill	10,914
Total assets held for sale	$42,450

Liabilities:
Accounts payable	$5,302
Accrued expenses and other liabilities	1,294
Deferred tax liabilities, net	3,717
Other long-term liabilities	819
Total liabilities related to assets held for sale	$11,132

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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The effective interest rate was 15.19% for the six months ended June 30, 2020. The following table sets forth total interest expense recognized related to the Term Loan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$—	$516	$—	$1,667
Amortization of debt discount	—	526	—	859
Amortization of debt issuance costs	—	63	—	103
Total interest expense	$—	$1,105	$—	$2,629

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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of June 30, 2021, $161.9 million in principal amount of the 2025 Notes were outstanding, $80.4 million of which were held by related parties.

The 2025 Notes consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Liability component
Principal	$161,898	$166,898
Add: fair value of embedded derivative	2,929	4,898
Less: unamortized debt discount	(3,178)	(3,703)
Less: unamortized issuance costs	(2,529)	(2,946)
Net carrying amount	$159,120	$165,147

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The effective interest rate on the liability component of the 2025 Notes was 4.16% for the six months ended June 30, 2021. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,315	$800	$2,584	$800
Amortization of debt discount	207	124	415	124
Amortization of debt issuance costs	165	96	330	96
Total interest expense	$1,687	$1,020	$3,329	$1,020

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

The effective interest rate on the liability component of the 2022 Notes was 12.89% for the six months ended June 30, 2020. The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$—	$286	$—	$768
Amortization of debt discount	—	700	—	1,952
Amortization of debt issuance costs	—	39	—	111
Total interest expense	$—	$1,025	$—	$2,831

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$234	$759	$1,812	$987
Research and development	534	1,510	3,762	1,802
Sales and marketing	559	816	2,547	1,279
General and administrative	980	1,343	3,284	1,913
Total[1]	$2,307	$4,428	$11,405	$5,981
1During the quarter ended March 31, 2021, the Board of Directors of the Company approved and the Company granted restricted stock units to eligible employees under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”) that were immediately vested, as fiscal 2020 annual bonus payments. The total charges recorded during the quarter ended March 31, 2021 were $7.0 million. Such bonus payments in fiscal 2020 were paid in the quarter ended June 30, 2020, and total charges related to such bonus payments recorded during the quarter ended June 30, 2020 were $2.7 million.
Stock Options
The following table summarizes the Company’s stock option activity:

Outstanding — December 31, 2020	8,479,979
Granted	1,330,000
Exercised	(897,234)
Canceled	(341,731)
Outstanding — June 30, 2021	8,571,014
Exercisable — June 30, 2021	4,596,393
At June 30, 2021, total unrecognized compensation expense related to stock options was $14.1 million, which is expected to be recognized over a weighted-average period of 2.71 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

Non-vested — December 31, 2020	417,105
Granted	830,174
Vested	(793,227)
Forfeited	(34,433)
Non-vested — June 30, 2021	419,619
At June 30, 2021, total unrecognized compensation expense related to RSUs was $2.1 million, which is expected to be recognized over a weighted-average period of 2.60 years.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended June 30, 2021, the computation of diluted EPS excluded 25,831,419 shares related to the convertible notes, stock options and RSUs as their effect would have been anti-dilutive. For the six months ended June 30, 2021, the computation of diluted EPS excluded 25,831,419 shares primarily related to the convertible notes, warrants, stock options and RSUs as their effect would have been anti-dilutive.
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

9. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States and Canada	$51,473	$69,080	$94,209	$111,430
South Africa	7,790	5,856	14,898	14,094
Other	6,430	5,753	14,183	12,005
Total	$65,693	$80,689	$123,290	$137,529
Concentrations of Risk
For the three months ended June 30, 2021, two customers accounted for 68.0% of net revenues. For the three months ended June 30, 2020, one customer accounted for 55.6% of net revenues.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2021, two customers accounted for 65.1% of net revenues. For the six months ended June 30, 2020, one customer accounted for 54.7% of net revenues.
As of June 30, 2021 two customers and one vendor accounted for 35.6%, 12.9%, and 11.3% of accounts receivable, net, respectively. As of December 31, 2020, two customers accounted for 33.3% and 17.2% of accounts receivable, net, respectively.

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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of June 30, 2021, the Company had right-of-use assets of $8.3 million and lease liabilities related to its operating leases of $9.2 million. Right-of-use assets are included in right-of-use assets, net, on the condensed consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in accrued expenses and other liabilities and other long-term liabilities on the condensed consolidated balance sheet. As of June 30, 2021, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were 5.5 years and 9.1%, respectively.
During the six months ended June 30, 2021 and 2020, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $1.2 million and $0.3 million, respectively, which is included as an operating cash outflow within the consolidated statements of cash flows. During the six months ended June 30, 2021 and 2020, the operating lease costs related to the Company’s operating leases were approximately $0.8 million and $0.4 million, respectively, which is included in operating costs and expenses in the condensed consolidated statements of operations.
The future minimum payments under operating leases were as follows as of June 30, 2021 (in thousands):

2021 (remainder)	$1,231
2022	2,282
2023	1,959
2024	1,806
2025	1,652
Thereafter	2,813
Total minimum operating lease payments	11,743
Less: amounts representing interest	(2,508)
Present value of net minimum operating lease payments	9,235
Less: current portion	(1,637)
Long-term portion of operating lease obligations	$7,598

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
12. Income Taxes
The Company’s income tax provision (benefit) of $0.2 million and $(0.1) million for the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $(24,000) for the six months ended June 30, 2021 and 2020, respectively, consisted primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company’s income tax expense is different than the expected expense based on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities and many of its foreign subsidiaries.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On March 11, 2021, Congress passed, and the President signed into law, the American Rescue Plan Act, 2021 (the “ARP”), which includes certain business tax provisions. The Company does not expect the ARP to have a material impact on the Company’s effective tax rate or income tax expense for the year ending December 31, 2021.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

13. Subsequent Events
On July 30, 2021, the Company completed the sale of Ctrack South Africa. Initial cash proceeds of approximately $36.6 million million were received. Final cash proceeds net of transaction cost are subject to foreign exchange rates as well as certain post-closing working capital adjustments that will be provided by Convergence and agreed upon by the Company no later than 35 business days after completion of the sale. The estimated gain upon sale is approximately $4.4 million, calculated based on the foreign exchange rate as of July 30, 2021, The actual gain could differ from this estimate as a result of post-closing working capital adjustments and related foreign exchange fluctuations. Such gain will be recognized as other income, net in the condensed consolidated results of operations during the three months ended September 30, 2021.

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
•our ability to be successful in divesting assets or businesses we wish to sell;
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
On February 24, 2021, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with an affiliate of Convergence Partners (“Convergence”), an investment management firm in South Africa, to sell our Ctrack business operations in Africa, Pakistan and the Middle East (together, “Ctrack South Africa”), in an all-cash transaction for 528.9 million South African Rand (“ZAR”) (approximately $36.6 million United States Dollars (“USD”)) based on an exchange rate on June 30, 2021 of 14.32 ZAR to 1 USD). The Purchase Agreement provides for an adjustment to the purchase price based on a normalized level of net working capital. The consummation of the sale was subject to a number of customary conditions precedent. Additionally, the consummation of the sale was subject to Convergence closing an investment fund.
On July 30, 2021, we completed the sale of Ctrack South Africa. Initial cash proceeds of approximately $36600000.0 million were received. Final cash proceeds net of transaction cost are subject to foreign exchange rates as well as certain post-closing working capital adjustments that will be provided by Convergence and agreed upon by us no later than 35 business days after completion of the sale. The estimated gain upon sale is approximately $4.4 million, calculated based on the foreign exchange rate as of July 30, 2021. The actual gain may differ from this estimate, by up to $1 million to $2 million, as a result of post-closing working capital adjustments and related foreign exchange fluctuations.
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
Our SaaS delivery platforms include our Ctrack platforms, which provide fleet, vehicle, aviation, asset and other telematics applications. Since the sale of our Ctrack South Africa operations was completed on July 30, 2021, certain portions of our SaaS revenue will no longer be generated, but Inseego will continue to provide telematics solutions in the rest of the world, including in North America, Europe and Australia.
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
•product pricing;
•the impact of the COVID-19 pandemic on our business; and
•the sale of our Ctrack South Africa operations;
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
In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, resulting in shutdowns of manufacturing and commerce globally in the months that followed. Since then, the COVID-19 pandemic has spread worldwide, and has resulted in authorities implementing numerous measures to try to contain the disease or slow its spread, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns.

The demand environment for our 5G products during the three months ended June 30, 2021 was consistent with our expectations, with continued demand for our products due to a dramatic increase around the world in remote or tele-work and learning due to the COVID-19 pandemic. Recently, our IoT & Mobile Solutions have experienced lower sales of LTE gigabit hotspots as COVID-19 pandemic demand have eased. The macroeconomic environment remains uncertain and the demand for our products in the prior year may not be sustainable for the long term. We will continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses.
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

Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Net revenues. Net revenues for the three months ended June 30, 2021 were $65.7 million, compared to $80.7 million for the same period in 2020.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
Product Category	2021	2020	$	%
IoT & Mobile Solutions	$51,836	$69,314	$(17,478)	(25.2)%
Enterprise SaaS Solutions	13,857	11,375	2,482	21.8%
Total	$65,693	$80,689	$(14,996)	(18.6)%

IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions net revenues is primarily due to decreases in our enterprise and carrier offerings within IoT & Mobile Solutions, and lower sales of LTE gigabit hotspots as COVID-19 pandemic demand eased, partially offset by increased sales of our second-generation 5G hotspot related to our MiFi business and increased revenues in our Inseego Subscribe business due to subscriber growth.

Enterprise SaaS Solutions. Enterprise SaaS Solutions net revenues increased year-over-year as we experienced COVID-19 related installation restrictions in fiscal 2020 and such imposed restrictions were lifted in fiscal 2021. The effect of the weakening U.S. Dollar to South Africa Rand foreign exchange rates on international sales also contributed to the increase in net revenues.
Cost of net revenues. Cost of net revenues for the three months ended June 30, 2021 was $45.3 million, or 69.0% of net revenues, compared to $58.7 million, or 72.7% of net revenues, for the same period in 2020.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
Product Category	2021	2020	$	%
IoT & Mobile Solutions	$39,740	$54,240	$(14,500)	(26.7)%
Enterprise SaaS Solutions	5,604	4,449	1,155	26.0%
Total	$45,344	$58,689	$(13,345)	(22.7)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions cost of net revenues is primarily a result of lower sales of LTE gigabit hotspots.
Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues increased by 26.0% compared to the same period in 2020 primarily due to increased sales, and the weakening U.S. Dollar to South Africa Rand foreign exchange rates on international costs.
Gross profit. Gross profit for the three months ended June 30, 2021 was $20.3 million, or a gross margin of 31.0%, compared to $22.0 million, or a gross margin of 27.3%, for the same period in 2020. The increase in gross margin was primarily attributable to the more favorable mix of our product offerings, as well as favorable margins on our Inseego Subscribe revenue.
Research and development expenses. Research and development expenses for the three months ended June 30, 2021 were $11.8 million, or 17.9% of net revenues, compared to $10.5 million, or 13.1% of net revenues, for the same period in 2020. The increase was primarily a result of staffing, test units, and other development spending related to our 5G product programs, partially offset by the timing and amount of bonus grants to eligible employees during the first quarter of fiscal 2021, compared to bonus grants awarded to employees during the second quarter of fiscal 2020. See Note 6. Share-based Compensation in the accompanying unaudited condensed consolidated financial statements for further information.
Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2021 were $9.8 million, or 14.9% of net revenues, compared to $8.6 million, or 10.7% of net revenues, for the same period in 2020. The increase was primarily a result of higher spend on marketing 5G products, partially offset by the timing and amount of bonus grants to eligible employees during the first quarter of fiscal 2021, compared to bonus grants awarded to employees during the second quarter of fiscal 2020. See Note 6. Share-based Compensation in the accompanying unaudited condensed consolidated financial statements for further information.
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2021 were $7.4 million, or 11.3% of net revenues, compared to $7.4 million, or 9.2% of net revenues, for the same period in 2020. The increase was primarily a result of higher legal expenses, partially offset by the timing and amount of bonus grants to eligible employees during the first quarter of 2021, compared to bonus grants awarded to employees during the second quarter of fiscal 2020. See Note 6. Share-based Compensation in the accompanying unaudited condensed consolidated financial statements for further information.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for each of the three months ended June 30, 2021 and 2020 was $0.7 million and $0.8 million, respectively. The decrease was primarily as a result of certain purchased intangible assets being fully amortized as of the fourth quarter of 2020.
Impairment of capitalized software. During the three months ended June 30, 2021, we recorded a loss of $1.2 million on capitalized software development costs. There was no such expense for the same period in 2020.
Loss on debt conversion and extinguishment, net. The loss on debt conversion and extinguishment, net of $67.2 million during the three months ended June 30, 2020 was primarily related to the extinguishment of the 2022 Notes, while there was no such expense for the same period in fiscal 2021.
Interest expense, net. Interest expense, net, for the three months ended June 30, 2021 and 2020 was $1.7 million and $3.2 million, respectively. The decrease in interest expense was primarily due to the lower interest rate on the 2025 Notes, as compared to the 2022 Notes and our previous term loan, partially offset by the higher principal amount of 2025 Notes.
Other income (expense), net. Other expense, net, for the three months ended June 30, 2021 was $0.6 million, which primarily includes the fair value adjustment related to our interest make-whole arrangement, as well as transaction costs incurred related to the sale of Ctrack South Africa. For the same period in 2020, other income, net, was $0.8 million, which primarily includes the fair value adjustment related to our interest make-whole arrangement.
Income tax provision (benefit). The income tax provision of $0.2 million for the three months ended June 30, 2021 and the income tax benefit of $0.1 million for the same period in 2020, respectively, primarily relate to provision in fiscal 2021 or benefits in fiscal 2020 from certain of our entities in foreign jurisdictions.

Net loss (income) attributable to noncontrolling interests. Net income attributable to noncontrolling interests for the three months ended June 30, 2021 was nil, compared to a net loss attributable to noncontrolling interests of $6,000 for the same period in 2020.
Series E preferred stock dividends. During the three months ended June 30, 2021 and 2020, we recorded dividends of $0.9 million and $0.8 million, respectively, on our Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”). The increase was primarily attributable to the additional shares of Series E Preferred Stock issued in March 2020. See Note 8. Private Placements and Public Offering in the accompanying unaudited condensed consolidated financial statements for further information.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net revenues. Net revenues for the six months ended June 30, 2021 were $123.3 million, compared to $137.5 million for the same period in 2020.
The following table summarizes net revenues by our two product categories (in thousands):

	Six Months Ended June 30,		Change
Product Category	2021	2020	$	%
IoT & Mobile Solutions	94,795	$111,729	$(16,934)	(15.2)%
Enterprise SaaS Solutions	28,495	25,800	2,695	10.4%
Total	$123,290	$137,529	$(14,239)	(10.4)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions net revenues is primarily due to decreases in our enterprise and carrier offerings within IoT & Mobile Solutions, and lower sales of LTE gigabit hotspots as COVID-19 pandemic demand eased, partially offset by increased sales of our second-generation 5G hotspot related to our MiFi business and increased revenues in our Inseego Subscribe business due to subscriber growth.

Enterprise SaaS Solutions. Enterprise SaaS Solutions net revenues increased year-over-year as we experienced COVID-19 related installation restrictions in fiscal 2020 and such imposed restrictions were lifted in fiscal 2021. The effect of the weakening U.S. Dollar to South Africa Rand foreign exchange rates on international sales also contributed to the increase in net revenues.
Cost of net revenues. Cost of net revenues for the six months ended June 30, 2021 was $84.5 million or 68.5% of net revenues, compared to $98.3 million or 71.5% of net revenues, for the six months ended June 30, 2020.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Six Months Ended June 30,		Change
Product Category	2021	2020	$	%
IoT & Mobile Solutions	73,178	88,279	(15,101)	(17.1)%
Enterprise SaaS Solutions	11,288	10,023	1,265	12.6%
Total	$84,466	$98,302	$(13,836)	(14.1)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions cost of net revenues is primarily a result of the decreased sales in our LTE gigabit hotspots.

Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues increased by 12.6% compared to the same period in 2020 primarily due to increased sales, and the weakening U.S. Dollar to South Africa Rand foreign exchange rates on international costs.
Gross profit. Gross profit for the six months ended June 30, 2021 was $38.8 million, or a gross margin of 31.5%, compared to $39.2 million, or a gross margin of 28.5%, for the same period in 2020. The increase in gross margin was primarily attributable to the favorable mix of our product offerings, as well as favorable margins on our Inseego Subscribe revenue.
Research and development expenses. Research and development expenses for the six months ended June 30, 2021 were $26.3 million, or 21.4% of net revenues, compared to $18.8 million, or 13.6% of net revenues, for the same period in 2020. The increase was primarily a result of staffing, test units, other development spending related to 5G product programs, and the amount of bonus grants to eligible employees during the six months ended June 30, 2021 compared to the amount of bonus grants awarded to eligible employees during the six months ended June 30, 2020. See Note 6. Share-based Compensation in the accompanying unaudited condensed consolidated financial statements for further information.
Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2021 were $20.8 million, or 16.9% of net revenues, compared to $17.4 million, or 12.7% of net revenues, for the same period in 2020. The increase was primarily a result of higher spend on marketing 5G products, and the amount of bonus grants to eligible employees during the six months ended June 30, 2021 compared to the amount of bonus grants awarded to eligible employees during the six months ended June 30, 2020. See Note 6. Share-based Compensation in the accompanying unaudited condensed consolidated financial statements for further information.
General and administrative expenses. General and administrative expenses for the six months ended June 30, 2021 were $16.1 million, or 13.0% of net revenues, compared to $14.6 million, or 10.6% of net revenues, for the same period in 2020. The increase was primarily a result of the amount of bonus grants to eligible employees during the six months ended June 30, 2021 compared to the amount of bonus grants awarded to eligible employees during the six months ended June 30, 2020. See Note 6. Share-based Compensation in the accompanying unaudited condensed consolidated financial statements for further information.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for each of the six months ended June 30, 2021 and 2020 was $1.1 million and $1.6 million, respectively. The decrease was primarily as a result of certain purchased intangible assets being fully amortized as of the fourth quarter of 2020.
Impairment of capitalized software. During the six months ended June 30, 2021, we recorded a loss of $1.2 million on capitalized software development costs. There was no such expense for the same period in 2020.
Loss on debt conversion and extinguishment. The loss on debt conversion and extinguishment, net for each of the six months ended June 30, 2021 and 2020 was $0.4 million and $75.2 million, respectively, and primarily represents the loss on debt conversion of the 2025 Notes and debt conversion and extinguishment of the 2022 Notes, respectively.
Interest expense, net. Interest expense, net for each of the six months ended June 30, 2021 and 2020 was $3.5 million and $6.5 million, respectively. The decrease in interest expense was primarily due to the lower interest rate on the 2025 Notes, as compared to the 2022 Notes and our previous term loan, partially offset by the higher principal amount of the 2025 Notes.
Other income (expense), net. Other income, net, for each of the six months ended June 30, 2021 and 2020 was $1.1 million and $1.8 million, respectively, which primarily includes the fair value adjustment related to our interest make-whole arrangement as well as foreign currency transaction gains and losses.
Income tax provision (benefit). The income tax provision of $0.4 million for the six months ended June 30, 2021 and the income tax benefit of $24,000 for the six months ended June 30, 2020, respectively, primarily relate to provision in fiscal 2021 or benefits in fiscal 2020 from certain of our entities in foreign jurisdictions.
Net loss (income) attributable to noncontrolling interests. Net income attributable to noncontrolling interests for the six months ended June 30, 2021 was $0.2 million, compared to a net income attributable to noncontrolling interests of $26,000 for the same period in 2020.
Series E preferred stock dividends. During the six months ended June 30, 2021, and 2020 we recorded dividends of $1.8 million and $1.2 million, respectively, on our Series E Preferred Stock. The increase was primarily attributable to the additional shares of Series E Preferred Stock issued in March 2020. See Note 8. Private Placements and Public Offering in the accompanying unaudited condensed consolidated financial statements for further information.
Liquidity and Capital Resources
As of June 30, 2021, the Company had available cash and cash equivalents totaling $36.7 million, including $5.8 million cash and cash equivalents classified as held-for-sale, and working capital of $32.4 million, excluding assets and liabilities classified as held-for-sale.
On March 6, 2020, we issued and sold 25,000 shares of Series E Preferred Stock for an aggregate purchase price of $25.0 million.
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
As of June 30, 2021, our outstanding debt primarily consisted of $161.9 million in principal amount of 2025 Notes.
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
On July 30, 2021, the Company completed the sale of Ctrack South Africa. Initial cash proceeds of approximately $36600000.0 million were received. Final cash proceeds net of transaction cost will be subject to foreign exchange rates as well as certain post-closing working capital adjustments that will be provided by Convergence and agreed upon by the Company no later than 35 business days after completion of the sale.
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
Contractual Obligations and Commitments

There were no material changes in our contractual obligations in the second quarter of 2021.

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

Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by operating activities	$(12,030)	$4,662
Net cash used in investing activities	(17,434)	(13,233)
Net cash provided by financing activities	29,511	41,144
Effect of exchange rates on cash	321	(2,547)
Net increase in cash, cash equivalents and restricted cash	368	30,026
Cash, cash equivalents and restricted cash, beginning of period	40,015	12,074
Cash, cash equivalents, and restricted cash, end of period[1]	$40,383	$42,100
1Cash, cash equivalents and restricted cash balance includes cash, cash equivalents and restricted cash classified as held for sale as of June 30, 2021.
Operating activities. Net cash used in operating activities was $12.0 million for the six months ended June 30, 2021, compared to net cash provided by operating activities of $4.7 million for the same period in 2020. Net cash used in operating activities for the six months ended June 30, 2021 was primarily attributable to net loss incurred during the period, net cash used by working capital, and fair value adjustment on derivative instrument, partially offset by depreciation and amortization, share-based compensation expense, and the amortization of debt discount and debt issuance costs. Net cash provided by operating activities for the six months ended June 30, 2020 was primarily attributable to net cash provided by working capital, non-cash charges for the debt conversion and extinguishment of the 2022 Notes, depreciation and amortization, including the amortization of debt discount and debt issuance costs, and share-based compensation expense, partially offset by the net loss in the period.
Investing activities. Net cash used in investing activities during the six months ended June 30, 2021 was $17.4 million, compared to net cash used in investing activities of $13.2 million for the same period in 2020. Cash used in investing activities during the six months ended June 30, 2021 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our products, in large part due to the increase in development in support of 5G products and services. Cash used in investing activities during the same period in 2020 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the research and development of software to be sold in our products, in large part due to the increase in development in support of 5G products and services.
Financing activities. Net cash provided by financing activities during the six months ended June 30, 2021 was $29.5 million, compared to net cash provided by financing activities of $41.1 million for the same period in 2020. Net cash provided by financing activities during the six months ended June 30, 2021 was primarily related to net proceeds received from the ATM Offering, proceeds from stock option exercises and purchases through our employee stock purchase plan, partially offset by the principal payments under finance lease obligations and taxes paid on vested restricted stock units. Net cash provided by financing activities for the same period in 2020 was primarily related to proceeds received from the registered Offering of 2025 Notes, the sale of Series E Preferred Stock, the exercise of warrants to purchase common stock, and stock option exercises, partially offset by payoff of the Term Loan and related expenses, cash paid to investors in the Private Exchange Transactions, payment of debt issuance costs, repurchase of Series E Preferred Stock, principal payments under finance lease obligations, and taxes paid on vested restricted stock units.
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
For the six months ended June 30, 2021, sales denominated in foreign currencies were approximately 23.6% of total revenue. The Company’s expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in South Africa and Europe. The Company’s results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign functional currencies consist of the South African Rand, pound sterling, Euro, and Australian Dollar (collectively, the “Foreign Functional Currencies”). For the six months ended June 30, 2021, a hypothetical 10% change in foreign functional currency exchange rates would have increased or decreased our revenue by approximately $2.8 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements. Additionally, with the completion of Ctrack South Africa operations divestiture, our foreign exchange risk is expected to decrease. Net foreign currency translation losses of $0.7 million were recorded for the six months ended June 30, 2021.
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
As required by Rule 13a-15(b) promulgated under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item  1A.    Risk Factors.
There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of the Form 10-K, Form 10-Q, and other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.
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

2.2
Third Addendum dated June 30, 2021 to the Share Purchase Agreement dated February 24, 2021 between Main Street 1816 Proprietary Limited (in the process of being renamed Convergence CTSA Proprietary Limited) and Inseego Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2021.

2.3
Second Addendum dated April 30, 2021 to the Share Purchase Agreement dated February 24, 2021 between Main Street 1816 Proprietary Limited (in the process of being renamed Convergence CTSA Proprietary Limited) and Inseego Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2021.

2.4
First Addendum dated March 17, 2021 to the Share Purchase Agreement dated February 24, 2021 between Main Street 1816 Proprietary Limited (in the process of being renamed Convergence CTSA Proprietary Limited) and Inseego Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 30, 2021.

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

10.1*
Amended and Restated Change in Control and Severance Agreement, dated June 7, 2021, by and between the Company and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 10, 2021).

10.2*	Independent Contractor Services Agreement, dated as of August 5, 2021
31.1*	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
#	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2021	Inseego Corp.

	By:	/s/ DAN MONDOR
Dan Mondor
Chief Executive Officer

By:	/s/ WEI DING
Wei Ding
Vice President & Corporate Controller (Principal Financial Officer)