Form 10-Q
period 2021-09-30
INSEEGO CORP.
filed 2021-11-05
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of November 1, 2021 was 105,126,385.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,114	$40,015
Restricted cash	3,495	—
Accounts receivable, net of allowance for doubtful accounts of $402 and $1,384, respectively	23,065	29,940
Inventories	33,701	33,952
Prepaid expenses and other	11,666	10,201
Total current assets	130,041	114,108
Property, plant and equipment, net of accumulated depreciation of $25,902 and $21,715, respectively	8,705	13,699
Rental assets, net of accumulated depreciation of $17,443 and $15,754, respectively	4,487	6,109
Intangible assets, net of accumulated amortization of $44,085 and $63,020, respectively	47,710	51,487
Goodwill	21,196	32,511
Right-of-use assets, net	8,010	9,092
Other assets	380	388
Total assets	$220,529	$227,394
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$44,451	$52,339
Accrued expenses and other current liabilities	24,403	23,373
Total current liabilities	68,854	75,712
Long-term liabilities:
2025 Notes, net	157,879	165,147
Deferred tax liabilities, net	1,042	4,505
Other long-term liabilities	8,086	9,929
Total liabilities	235,861	255,293
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 shares designated, 25,000 and 35,000 shares issued and outstanding, respectively, liquidation preference of $1,000 per share (plus any accrued but unpaid dividends)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 104,950,049 and 99,399,029 shares issued and outstanding, respectively	105	99
Additional paid-in capital	766,736	711,487
Accumulated other comprehensive loss	(7,242)	(6,972)
Accumulated deficit	(774,931)	(732,422)
Total stockholders’ deficit attributable to Inseego Corp.	(15,332)	(27,808)
Noncontrolling interests	—	(91)
Total stockholders’ deficit	(15,332)	(27,899)
Total liabilities and stockholders’ deficit	$220,529	$227,394
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
IoT & Mobile Solutions	$56,975	$77,342	$151,770	$189,071
Enterprise SaaS Solutions	9,242	12,898	37,737	38,698
Total net revenues	66,217	90,240	189,507	227,769
Cost of net revenues:
IoT & Mobile Solutions	43,595	60,135	116,777	148,414
Enterprise SaaS Solutions	3,679	4,935	14,965	14,958
Total cost of net revenues	47,274	65,070	131,742	163,372
Gross profit	18,943	25,170	57,765	64,397
Operating costs and expenses:
Research and development	12,626	10,684	38,954	29,448
Sales and marketing	9,172	8,446	29,997	25,849
General and administrative	6,599	8,699	22,657	23,257
Amortization of purchased intangible assets	519	779	1,649	2,358
Impairment of capitalized software	—	—	1,197	—
Total operating costs and expenses	28,916	28,608	94,454	80,912
Operating loss	(9,973)	(3,438)	(36,689)	(16,515)
Other income (expense):
Gain on sale of Ctrack South Africa	5,262	—	5,262	—
Loss on debt conversion and extinguishment, net	—	(1,180)	(432)	(76,354)
Interest expense, net	(1,655)	(1,657)	(5,178)	(8,197)
Other income (expense), net	(828)	1,053	291	2,818
Loss before income taxes	(7,194)	(5,222)	(36,746)	(98,248)
Income tax (benefit) provision	(4)	217	445	193
Net loss	(7,190)	(5,439)	(37,191)	(98,441)
Less: Net income attributable to noncontrolling interests	—	(3)	(214)	(29)
Net loss attributable to Inseego Corp.	(7,190)	(5,442)	(37,405)	(98,470)
Series E preferred stock dividends and deemed dividends from the preferred stock exchange	(1,843)	(829)	(3,596)	(2,056)
Net loss attributable to common stockholders	$(9,033)	$(6,271)	$(41,001)	$(100,526)
Per share data:
Net loss per common share:
Basic and diluted	$(0.09)	$(0.06)	$(0.40)	$(1.06)
Weighted-average shares used in computation of net loss per common share:
Basic and diluted	103,430,083	98,016,798	102,586,121	95,136,713

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(7,190)	$(5,439)	$(37,191)	$(98,441)
Foreign currency translation adjustment	(2,571)	1,170	(1,878)	(10,734)
Release of cumulative foreign currency translation adjustments as a result of the sale of Ctrack South Africa	1,608	—	1,608	—
Total comprehensive loss	$(8,153)	$(4,269)	$(37,461)	$(109,175)
Comprehensive income attributable to noncontrolling interests	—	(3)	(214)	(29)
Comprehensive loss attributable to Inseego Corp.	$(8,153)	$(4,272)	$(37,675)	$(109,204)
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, June 30, 2020	35	$—	97,018	$97	$686,410	$(15,783)	$(712,558)	$(94)	$(41,928)
Net loss	—	—	—	—	—	—	(5,442)	3	(5,439)
Foreign currency translation adjustment	—	—	—	—	—	1,170	—	—	1,170
Exercise of stock options and vesting of restricted stock units	—	—	504	1	1,485	—	—	—	1,486
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(45)	—	—	—	(45)
Issuance of common shares under settlement agreement	—	—	90	—	972	—	—	—	972
Issuance of common stock in connection with Notes Exchange	—	—	—	—	1	—	—	—	1
Issuance of common shares in connection with conversion of 2025 Notes	—	—	1,177	1	14,353	—	—	—	14,354
Share-based compensation	—	—	—	—	2,207	—	—	—	2,207
Series E preferred stock dividends	—	—	—	—	829	—	(829)	—	—
Balance, September 30, 2020	35	$—	98,789	$99	$706,212	$(14,613)	$(718,829)	$(91)	$(27,222)

Balance, June 30, 2021	35	$—	103,109	$103	$761,412	$(6,279)	$(764,150)	$8	$(8,906)
Net loss	—	—	—	—	—	—	(7,190)	—	(7,190)
Foreign currency translation adjustment	—	—	—	—	—	(2,571)	—	—	(2,571)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	316	—	693	—	—	—	693
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(280)	—	—	—	(280)
Release of cumulative foreign currency translation adjustments as a result of sale of Ctrack South Africa	—	—	—	—	8	1,608	(1,748)	(8)	(140)
Share-based compensation	—	—	—	—	3,062	—	—	—	3,062
Series E preferred stock dividends	—	—	—	—	739	—	(739)	—	—
Series E preferred stock exchange	(10)	—	1,525	2	1,102	—	(1,104)	—	—
Balance, September 30, 2021	25	$—	104,950	$105	$766,736	$(7,242)	$(774,931)	$—	$(15,332)

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance, December 31, 2019	10	$—	81,974	$82	$584,862	$(3,879)	$(618,303)	$(120)	$(37,358)
Net loss	—	—	—	—	—	—	(98,470)	29	(98,441)
Foreign currency translation adjustment	—	—	—	—	—	(10,734)	—	—	(10,734)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	1,471	2	3,196	—	—	—	3,198
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(326)	—	—	—	(326)
Issuance of Series E preferred stock	25	—	—	—	25,000	—	—	—	25,000
Issuance of Series E preferred stock in lieu of interest	2	—	—	—	2,330	—	—	—	2,330
Repurchase of Series E preferred stock	(2)	—	—	—	(2,354)	—	—	—	(2,354)
Issuance of common shares in connection with private exchanges of 2022 Notes	—	—	13,739	14	66,074	—	—	—	66,088
Issuance of common shares in connection with conversion of 2025 Notes	—	—	1,177	1	14,353	—	—	—	14,354
Exercise of warrants	—	—	338	—	1,861	—	—	—	1,861
Share-based compensation	—	—	—	—	8,188	—	—	—	8,188
Series E preferred stock dividends	—	—	—	—	2,056	—	(2,056)	—	—
Issuance of common shares under settlement agreement	—	—	90	—	972	—	—	—	972
Balance, September 30, 2020	35	$—	98,789	$99	$706,212	$(14,613)	$(718,829)	$(91)	$(27,222)

Balance, December 31, 2020	35	$—	99,399	$99	$711,487	$(6,972)	$(732,422)	$(91)	(27,899)
Net loss	—	—	—	—	—		(37,405)	214	(37,191)
Foreign currency translation adjustment	—	—	—	—	—	(1,878)	—	—	(1,878)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	2,081	2	3,535	—	—	—	3,537
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(1,105)	—	—	—	(1,105)
Issuance of common shares in connection with the conversion of 2025 Notes	—	—	429	—	5,382	—	—	—	5,382
Issuance of common shares in connection with a public offering, net of issuance costs	—	—	1,516	2	29,368	—	—	—	29,370
Share-based compensation	—	—	—	—	14,467	—	—	—	14,467
Series E preferred stock dividends	—	—	—	—	2,492	—	(2,492)	—	—
Series E preferred stock exchange	(10)	—	1,525	2	1,102	—	(1,104)	—	—
Release of cumulative foreign currency translation adjustments as a result of sale of Ctrack South Africa	—	—	—	—	8	1,608	(1,748)	(8)	(140)
Net noncontrolling interest acquired	—	—	—	—	—	—	240	(115)	125
Balance, September 30, 2021	25	$—	104,950	$105	$766,736	$(7,242)	$(774,931)	$—	$(15,332)

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(37,191)	$(98,441)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,131	15,948
Provision for bad debts, net of recoveries	346	240
Impairment of capitalized software	1,197	—
Provision for excess and obsolete inventory	587	430
Share-based compensation expense	14,467	8,188
Amortization of debt discount and debt issuance costs	1,117	3,632
Fair value adjustment on derivative instrument	(3,435)	(1,372)
Loss on debt conversion and extinguishment, net	432	76,354
Gain on sale of Ctrack South Africa	(5,262)	—
Deferred income taxes	175	110
Other	572	50
Changes in assets and liabilities, net of effects of divestiture:
Accounts receivable	2,834	(19,065)
Inventories	(7,889)	(2,078)
Prepaid expenses and other assets	1,429	(3,918)
Accounts payable	(7,206)	25,170
Accrued expenses, income taxes, and other	3,939	11,464
Net cash (used in) provided by operating activities	(14,757)	16,712
Cash flows from investing activities:
Acquisition of noncontrolling interest	(116)	—
Purchases of property, plant and equipment	(4,299)	(5,084)
Proceeds from the sale of property, plant and equipment	1,143	327
Proceeds from sale of Ctrack South Africa, net of sold cash[1]	31,526	—
Additions to capitalized software development costs and purchases of intangible assets	(20,589)	(20,216)
Net cash provided by (used in) investing activities	7,665	(24,973)
Cash flows from financing activities:
Gross proceeds from the issuance of 2025 Notes	—	100,000
Payment of issuance costs related to 2025 Notes	—	(3,600)
Cash paid to investors in private exchange transactions	—	(32,062)
Payoff of term loan and related extinguishment costs	—	(48,830)
Gross proceeds received from issuance of Series E preferred stock	—	25,000
Repurchase of Series E preferred stock	—	(2,354)
Proceeds from the exercise of warrants to purchase common stock	—	1,861
Net borrowing of bank and overdraft facilities	315	110
Principal payments under finance lease obligations	(3,138)	(2,243)
Proceeds from a public offering, net of issuance costs	29,370	—
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	2,432	2,872
Net cash provided by financing activities	28,979	40,754
Effect of exchange rates on cash	(293)	(2,573)
Net increase in cash, cash equivalents and restricted cash	21,594	29,920
Cash, cash equivalents and restricted cash, beginning of period	40,015	12,074
Cash, cash equivalents and restricted cash, end of period	$61,609	$41,994
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,782	$640
Income taxes	$378	$286

Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$4,394	$2,650
Capital expenditures financed through accounts payable or accrued liabilities	$2,643	$3,786
Right-of-use assets obtained in exchange for operating leases liabilities	$148	$7,704
Exchange of Series E Preferred Stock for common stock	$11,982	$—
Issuance of common stock in exchange for Series E Preferred Stock	$13,086	$—
Deemed dividend on exchange of Series E Preferred Stock for common stock	$1,104	$—
Issuance of common stock under Settlement Agreement	$—	$972
Preferred stock issued in extinguishment of term loan accrued interest	$—	$2,330
Debt discount and issuance costs extinguished in notes conversion	$—	$1,728
2022 Notes conversion to equity	$—	$59,907
Novatel Wireless Notes conversion to equity	$—	$250

2025 Notes issued to extinguish the 2022 Notes	$—	$80,375
2025 Notes conversion, including shares issued in satisfaction of interest make-whole payment	$5,383	$14,353
1Amounts for the nine months ended September 30, 2021 are net of $5.0 million of cash sold as part of the sale of Ctrack South Africa (see Note 4. Business Divestiture).

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Inseego Corp. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at September 30, 2021 and the results of the Company’s operations for the three and nine months ended September 30, 2021 and 2020 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, except otherwise disclosed herein, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The year-end condensed consolidated balance sheet data as of December 31, 2020 was derived from the Company’s audited consolidated financial statements and may not include all disclosures required by accounting principles generally accepted in the United States. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
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

Liquidity
As of September 30, 2021, the Company had available cash and cash equivalents totaling $58.1 million, excluding restricted cash of $3.5 million, and working capital of $61.2 million.
On March 6, 2020, the Company issued and sold 25,000 shares of Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”), for an aggregate purchase price of $25.0 million.
In the first quarter of 2020, $59.9 million of the Company’s 5.5% convertible senior notes due 2022 (the “2022 Notes” formerly referred to as the “Inseego Notes”) were exchanged for common stock in private exchange transactions. Additionally, in the second quarter of 2020, the Company restructured its outstanding debt by completing a $100.0 million registered public offering (the “Offering”) of 3.25% convertible senior notes due 2025 (the “2025 Notes”) and also entered into privately-negotiated exchange agreements (the “May Exchange Agreements”), pursuant to which an aggregate of $45.0 million in principal amount of the 2022 Notes were exchanged for an aggregate of $32 million in cash and $80.4 million in principal amount of the 2025 Notes (the “May Private Exchange Transactions”). The Company also used a portion of the proceeds from the Offering to repay in full its previous term loan. In the third quarter of 2020, the Company redeemed the remaining $2,000 principal amount of the 2022 Notes.
During the quarter ended September 30, 2020, certain holders of the 2025 Notes converted approximately $13.5 million in principal amount of the 2025 Notes into 1,177,156 shares of the Company’s common stock in accordance with the terms of such notes. As of September 30, 2021, the Company’s outstanding debt primarily consisted of $161.9 million in principal amount of 2025 Notes.
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
Divestiture of Ctrack South Africa
On July 30, 2021, the Company completed the sale of its Ctrack business operations in Africa, Pakistan and the Middle East (together “Ctrack South Africa”). Initial cash proceeds of approximately $36.6 million were received. Net cash proceeds received were $31.5 million, net of cash sold of $5.1 million. Final cash proceeds were subject to certain post-closing working capital adjustments which totaled $2.6 million, out of which $2.2 million was received on October 29, 2021, and the remaining $0.4 million was offset with the Company’s existing accounts payable balance to an affiliate of Convergence Partners (“Convergence”), an investment management firm in South Africa. The Company recorded a receivable for such balance on September 30, 2021.
The Company will continue to provide telematics solutions in the rest of the world, including in Europe and Australia. See Note 4. Business Divestiture for additional information about the divestiture of Ctrack South Africa.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2. Financial Statement Details
Inventories
Inventories, net, consist of the following (in thousands):

	September 30, 2021[1]	December 31, 2020
Finished goods	$29,949	$27,009
Raw materials and components	3,752	6,943
Total inventories	$33,701	$33,952
1Amounts exclude balances deconsolidated as part of the sale of Ctrack South Africa. See Note 4. Business Divestiture.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2021[1]	December 31, 2020
Royalties	$1,389	$2,410
Payroll and related expenses	10,567	6,006
Professional fees	553	921
Accrued interest	2,168	888
Deferred revenue	3,282	2,853
Operating lease liabilities	1,740	1,619
Accrued production costs	901	938
Liabilities related to financed assets	165	1,198
Other	3,638	6,540
Total accrued expenses and other current liabilities	$24,403	$23,373

1Amounts exclude balances deconsolidated as part of the sale of Ctrack South Africa. See Note 4. Business Divestiture.

3. Fair Value Measurement of Assets and Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). A fair value measurement reflects the assumptions

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the nine months ended September 30, 2021.
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Total Fair Value	Level 3	Level 1	Total Fair Value	Level 3	Level 1
Assets
Cash equivalents
Money market funds	$126	$—	$126	$126	$—	$126
Total assets	$126	$—	$126	$126	$—	$126
Liabilities
2025 Notes
Interest make-whole payment	$1,317	$1,317	$—	$4,898	$4,898	$—
Total liabilities	$1,317	$1,317	$—	$4,898	$4,898	$—

The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model with the following key assumptions:

	September 30, 2021	December 31, 2020
Volatility	50%	50%
Stock price	$6.66 per share	$15.47 per share
Credit spread	18.53%	19.25%
Term	3.59 years	4.34 years
Dividend yield	—%	—%
Risk-free rate	0.66%	0.30%

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the nine months ended September 30, 2021 (in thousands):

	Balance as of December 31, 2020	Additions	Conversions	Change in fair value	Balance as of September 30, 2021
Liabilities:
Interest make-whole payment	$4,898	$—	$(146)	$(3,435)	$1,317

Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of the 2025 Notes.

On May 12, 2020, the Company issued $180.4 million in aggregate principal amount of 2025 Notes, and restructured its outstanding debt as described further in Note 5, Debt. The Company carries its 2025 Notes at amortized cost adjusted for changes in fair value of the embedded derivative. As of September 30, 2021, $161.9 million in principal amount of the 2025 Notes remain outstanding. It is not practicable to determine the fair value of the 2025 Notes due to the lack of information available to calculate the fair value of such notes.

The Company evaluated the 2025 Notes under ASC 815 and identified an embedded derivative that required bifurcation. The embedded derivative is an interest make-whole payment that was valued at $4.6 million on May 12, 2020.

Changes in the fair value of the interest make-whole payment totaling a gain of $1.6 million for the three months ended September 30, 2021 are included in the Company’s condensed consolidated statement of operations within other income, net. During the nine months ended September 30, 2021, certain holders of the 2025 Notes converted an aggregate of approximately $5.0 million in principal amount of the 2025 Notes into shares of the Company’s common stock in accordance with the terms of such notes and a portion of the embedded derivative was settled in shares of the Company’s common stock resulting in $0.1 million of the derivative liability being extinguished upon conversion. As of September 30, 2021, the embedded derivative had a fair value of $1.3 million and a $3.4 million gain on the change in fair value was recorded to other income, net, on the condensed consolidated statement of operations in the nine months ended September 30, 2021.
During the three and nine months ended September 30, 2021 and 2020, there were no transfers between the levels within the fair value hierarchy.

4. Business Divestiture
Sale of Ctrack South Africa Operations
On February 24, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Convergence to sell its Ctrack South Africa business operations in an all-cash transaction for 528.9 million South African Rand (“ZAR”) (approximately $36.6 million United States Dollars). The Purchase Agreement provides for an adjustment to the purchase price based on a normalized level of net working capital.
On July 30, 2021, the Company completed the sale of Ctrack South Africa. Initial cash proceeds of $36.6 million were received. Net cash proceeds received were $31.5 million, net of cash sold of $5.1 million. Final cash proceeds were subject to certain post-closing working capital adjustments which totaled $2.6 million, out of which $2.2 million was received on October 29, 2021, and the remaining $0.4 million was offset with the Company’s existing accounts payable balance to Convergence. The Company recorded a receivable for such balance as of September 30, 2021.
The Purchase Agreement required the Company to place in escrow 52.9 million ZAR, (approximately $3.5 million United States Dollars), which will be released on July 30, 2022. The funds in escrow will allow for Convergence to submit claims that are deemed to be uninsured warranties as defined in the Purchase Agreement.
In evaluating the accounting treatment for this sale, the transaction was considered to be the deconsolidation of a subsidiary, as defined in ASC 810 Consolidation. The gain upon sale is $5.3 million. Such gain has been recognized as gain on sale of Ctrack South Africa in the condensed consolidated results of operations during the three and nine months ended September 30, 2021. The Company also recorded $2.2 million of transaction expenses, which were expensed as incurred and

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

included within other income (expense), net, in the condensed consolidated results of operations for the three and nine months ended September 30, 2021.
The assets and liabilities of Ctrack South Africa that were sold in the transaction as of July 30, 2021, are summarized below:

(in thousands)
Assets:
Cash and cash equivalents	$5,040
Accounts receivable, net	3,505
Inventory	3,821
Prepaid expenses and other	370
Property, plant and equipment, net	4,545
Rental assets, net	2,448
Intangible assets, net	11,278
Goodwill	10,734
Total assets	$41,741

Accounts payable	$3,961
Accrued expenses and other liabilities	1,107
Deferred tax liabilities, net	3,647
Other long-term liabilities	746
Total liabilities	9,461
Net assets	$32,280
As of September 30, 2021, net proceeds recognized are comprised of the following:

(in thousands)
Initial purchase consideration received, upon close	$36,566
Working capital adjustments	2,584
Net proceeds recognized	$39,150
Net gain on sale for the three and nine months ended September 30, 2021 is comprised of the following:

(in thousands)
Gross proceeds recognized	$39,150
Less: Book value of net assets sold	32,280
Less: Release of cumulative foreign currency translation adjustments related to Ctrack South Africa	1,608
Net gain on sale	$5,262
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The effective interest rate was 15.19% for the nine months ended September 30, 2020. The following table sets forth total interest expense recognized related to the Term Loan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$—	$—	$—	$1,667
Amortization of debt discount	—	—	—	859
Amortization of debt issuance costs	—	—	—	103
Total interest expense	$—	$—	$—	$2,629

Convertible Notes

2025 Notes

On May 12, 2020, the Company completed its registered public Offering of $100.0 million aggregate principal amount of 2025 Notes.

On May 12, 2020, the Company also entered into the May Exchange Agreements with certain holders of the 2022 Notes. Pursuant to the May Exchange Agreements, these noteholders agreed to exchange the 2022 Notes that they held (representing an aggregate of $45.0 million principal amount of 2022 Notes with an estimated fair value of approximately $112.4 million as of the date of exchange) for an aggregate of $32.0 million in cash and $80.4 million principal amount of 2025 Notes in the May Private Exchange Transactions that closed concurrently with the registered Offering. In connection therewith, the Company recorded a loss of $67.2 million on debt conversion and extinguishment, net in the condensed consolidated statement of operations. The 2025 Notes issued in the May Private Exchange Transactions are part of the same series as the 2025 Notes issued in the registered Offering.

During the nine months ended September 30, 2021, certain holders of the 2025 Notes converted an aggregate of approximately $5.0 million in principal amount of the 2025 Notes into 428,669 shares of the Company’s common stock, including 32,221 shares of common stock issued in satisfaction of the interest make-whole payment. In connection therewith, the Company recorded a loss of $0.4 million on debt conversion, net in the condensed consolidated statement of operations.

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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of September 30, 2021, $161.9 million in principal amount of the 2025 Notes were outstanding, $80.4 million of which were held by related parties.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The 2025 Notes consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Liability component
Principal	$161,898	$166,898
Add: fair value of embedded derivative	1,317	4,898
Less: unamortized debt discount	(2,972)	(3,703)
Less: unamortized issuance costs	(2,364)	(2,946)
Net carrying amount	$157,879	$165,147

The effective interest rate on the liability component of the 2025 Notes was 4.15% for the nine months ended September 30, 2021. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$1,315	$1,278	$3,899	$2,078
Amortization of debt discount	207	217	622	341
Amortization of debt issuance costs	165	172	495	268
Total interest expense	$1,687	$1,667	$5,016	$2,687

2022 Notes

On January 9, 2017, in connection with the settlement of an exchange offer and consent solicitation with respect to the 5.50% convertible senior notes due 2020 (the “Novatel Wireless Notes”), the Company issued approximately $119.8 million aggregate principal amount of 2022 Notes.

During the three months ended March 31, 2020, the Company entered into privately-negotiated exchange agreements (“the March Exchange Agreements”) with certain investors holding the 2022 Notes. Pursuant to the March Exchange Agreements, the investors exchanged $59.9 million in aggregate principal amount of outstanding 2022 Notes for 13,688,876 shares of common stock. The investors that participated in the March Exchange Agreements agreed to waive any accrued but unpaid interest on the exchanged 2022 Notes. Included in the 13,688,876 shares of common stock issued in the exchange transactions that took place during the three months ended March 31, 2020 were 942,706 shares valued at $7.9 million on the date of issuance at fair value, which were issued pursuant to the terms of the privately-negotiated March Exchange Agreements and were in excess of the consideration issuable under the original conversion terms of the exchanged 2022 Notes. ASC 470 Debt, requires the recognition through earnings of an inducement charge equal to the fair value of the consideration delivered in excess of the consideration issuable under the original conversion terms. This resulted in a non-cash charge of $7.9 million for the three months ended March 31, 2020, which was recorded as inducement expense in the condensed consolidated statement of operations.

Pursuant to the May Private Exchange Transactions described above, on May 12, 2020, the holders of an aggregate of $45.0 million principal amount of 2022 Notes exchanged their 2022 Notes for a combination of 2025 Notes and cash. As a result of the May Private Exchange Transactions, $2,000 in principal amount of the 2022 Notes remained outstanding as of May 12, 2020. On July 22, 2020, pursuant to a redemption notice issued on May 15, 2020, the Company redeemed the remaining $2,000 principal amount of the 2022 Notes.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The effective interest rate on the liability component of the 2022 Notes was 12.89% for the nine months ended September 30, 2020. The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$—	$—	$—	$768
Amortization of debt discount	—	—	—	1,952
Amortization of debt issuance costs	—	—	—	111
Total interest expense	$—	$—	$—	$2,831
6. Share-based Compensation
The Company included the following amounts for share-based compensation awards in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$416	$308	$2,228	$1,296
Research and development	604	491	4,366	2,292
Sales and marketing	614	531	3,161	1,810
General and administrative	1,428	877	4,712	2,790
Total[1]	$3,062	$2,207	$14,467	$8,188
1During the quarter ended March 31, 2021, the Board of Directors of the Company approved and the Company granted restricted stock units to eligible employees under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”) that were immediately vested, as fiscal 2020 annual bonus payments. The total charges recorded during the quarter ended March 31, 2021 were $7.0 million. Such bonus payments in fiscal 2020 were paid in the quarter ended June 30, 2020, and total charges related to such bonus payments recorded during the quarter ended June 30, 2020 were $2.7 million. During the quarter ended September 30, 2021, the Board of Directors of the Company approved, and the Company granted restricted stock units under the 2018 Plan to certain employees that contributed to the completion of the divestiture of Ctrack South Africa. Such grants were immediately vested, and the total charges were $0.6 million.
Stock Options
The following table summarizes the Company’s stock option activity:

Outstanding — December 31, 2020	8,479,979
Granted	1,355,000
Exercised	(1,082,618)
Canceled	(583,556)
Outstanding — September 30, 2021	8,168,805
Exercisable — September 30, 2021	4,775,992
At September 30, 2021, total unrecognized compensation expense related to stock options was $12.6 million, which is expected to be recognized over a weighted-average period of 2.62 years.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

Non-vested — December 31, 2020	417,105
Granted	1,052,412
Vested	(930,981)
Forfeited	(51,590)
Non-vested — September 30, 2021	486,946
At September 30, 2021, total unrecognized compensation expense related to RSUs was $2.5 million, which is expected to be recognized over a weighted-average period of 2.45 years.
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
For the three and nine months ended September 30, 2021, the computation of diluted EPS excluded 25,496,537 shares related to the convertible notes, stock options and RSUs as their effect would have been anti-dilutive.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On September 3, 2021, the Company entered into separate privately-negotiated exchange agreements (the “September Exchange Agreements”) with Golden Harbor Ltd. and North Sound Trading, L.P. (the “Participating Stockholders”), holders of the Company’s outstanding Series E Preferred Stock. Pursuant to each respective September Exchange Agreement, each of the Participating Stockholders agreed to exchange Series E Preferred Stock that they held (representing an aggregate of 10,000 shares of Series E Preferred Stock) for an aggregate of 1,525,207 shares of common stock, of the Company (the “Series E Exchange Transactions”). The Company did not receive any cash proceeds from the Participating Stockholders in connection with the Series E Exchange Transactions.

The Company used the Guidance in ASC 470 Debt, regarding the modification of debt instruments and determined that the Series E Exchange Transactions were an extinguishment. If a modification or exchange represents an extinguishment for accounting purposes, it is accounted for as a redemption of the existing equity instrument and the issuance of a new instrument.
ASC 260-10-S99-2 (“SEC Staff Announcement: The Effect on the Calculation of Earnings Per Share for a Period That Includes the Redemption or Induced Conversion of Preferred Stock”) provides guidance on the accounting for extinguishments (redemptions) of equity-classified preferred stock. Under that guidance, an SEC registrant compares (1) the fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock immediately before the modification or exchange (net of issuance costs). The difference is treated as a return to (or from) the holder of the preferred stock in a manner similar to dividends paid on preferred stock. Any excess of fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock in the issuer’s balance sheet is treated as a dividend to those holders and charged against retained earnings.
The Company determined that the Series E Exchange Transactions resulted in an extinguishment of preferred stock and an issuance of common stock. The difference between the carrying amount of the preferred stock plus accrued dividends, and the fair value of the common stock exchanged for such preferred stock, totaled $1.1 million. The difference was treated as a deemed dividend, and was included within the Series E preferred stock dividends and deemed dividends from the preferred stock exchange, in the condensed consolidated results of operations for the three and nine months ended September 30, 2021.

9. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States and Canada	$56,614	$77,208	$150,822	$188,638
South Africa[1]	2,435	6,836	17,333	20,930
Other	7,168	6,196	21,352	18,201
Total	$66,217	$90,240	$189,507	$227,769
1Refer to Note 4. Business Divestiture for the Company’s divestiture of Ctrack South Africa
Concentrations of Risk
For the three months ended September 30, 2021, two customers accounted for 40.4% and 32.5% of net revenues, respectively. For the three months ended September 30, 2020, one customer accounted for 58.4% of net revenues.
For the nine months ended September 30, 2021, two customers accounted for 44.3% and 23.5% of net revenues, respectively. For the nine months ended September 30, 2020, one customer accounted for 56.4% of net revenues.
As of September 30, 2021 two customers accounted for 40.1% and 20.8% of accounts receivable, net, respectively. As of December 31, 2020, two customers accounted for 33.3% and 17.2% of accounts receivable, net, respectively.

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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of September 30, 2021, the Company had right-of-use assets of $8.0 million and lease liabilities related to its operating leases of $9.0 million. Right-of-use assets are included in right-of-use assets, net, on the condensed consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in accrued expenses and other liabilities and other long-term liabilities on the condensed consolidated balance sheet. As of September 30, 2021, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were 5.3 years and 9.1%, respectively.
During the nine months ended September 30, 2021 and 2020, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $1.9 million and $0.5 million, respectively, which is included as an operating cash outflow within the consolidated statements of cash flows. During the nine months ended September 30, 2021 and 2020, the operating lease costs related to the Company’s operating leases were approximately $1.0 million and $0.7 million, respectively, which is included in operating costs and expenses in the condensed consolidated statements of operations.
The future minimum payments under operating leases were as follows as of September 30, 2021 (in thousands):

2021 (remainder)	$658
2022	2,379
2023	1,971
2024	1,823
2025	1,667
Thereafter	2,813
Total minimum operating lease payments	11,311
Less: amounts representing interest	(2,319)
Present value of net minimum operating lease payments	8,992
Less: current portion	(1,740)
Long-term portion of operating lease obligations	$7,252

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
12. Income Taxes
The Company’s income tax (benefit) provision of $(4,000) and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively, consisted primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company’s income tax expense is different than the expected expense based on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities and many of its foreign subsidiaries.

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
•the emergence of global public health emergencies, such as the recent outbreak of the 2019 novel coronavirus (2019-nCoV), known as “COVID-19”, which could extend lead times in our supply chain and lengthen sales cycles with our customers;
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
Trademarks
“Inseego”, “Inseego Subscribe”, “Inseego ManageTM ”, the Inseego logo, “Novatel Wireless”, the Novatel Wireless logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “Inseego North America”, and “Skyus” are trademarks or registered trademarks of Inseego and its subsidiaries. Other trademarks, trade names or service marks used in this report are the property of their respective owners.
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
On February 24, 2021, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with an affiliate of Convergence Partners (“Convergence”), an investment management firm in South Africa, to sell our Ctrack business operations in Africa, Pakistan and the Middle East (together, “Ctrack South Africa”), in an all-cash transaction for 528.9 million South African Rand (“ZAR”) (approximately $36.6 million United States Dollars).
On July 30, 2021, we completed the sale of Ctrack South Africa. Initial cash proceeds of $36.6 million were received. Final cash proceeds were subject to certain post-closing working capital adjustments which totaled $2.6 million, $2.2 million of which was received on October 29, 2021, and the remaining $0.4 million was offset with our existing accounts payable balance to Convergence. We recorded a receivable for such balance as of September 30, 2021.
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
Our MiFi customer base is comprised of wireless operators to whom we provide intelligent fixed and mobile wireless devices. These wireless operators include Verizon Wireless, T-Mobile, and UScellular in the United States, Rogers in Canada, Swisscom in Switzerland, Telstra in Australia, as well as other international wireless operators, distributors and various companies in other vertical markets and geographies.
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

The demand environment for our 5G products during the three months ended September 30, 2021 was consistent with our expectations, with continued demand for our products due to a dramatic increase around the world in remote or tele-work and learning due to the COVID-19 pandemic. Recently, our IoT & Mobile Solutions have experienced lower sales of LTE gigabit hotspots as COVID-19 pandemic demand have eased. The macroeconomic environment remains uncertain and the demand for our products in the prior year may not be sustainable for the long term. We will continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses.

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
Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Net revenues. Net revenues for the three months ended September 30, 2021 were $66.2 million, compared to $90.2 million for the same period in 2020.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
Product Category	2021	2020	$	%
IoT & Mobile Solutions	$56,975	$77,342	$(20,367)	(26.3)%
Enterprise SaaS Solutions	9,242	12,898	(3,656)	(28.3)%
Total	$66,217	$90,240	$(24,023)	(26.6)%

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

Enterprise SaaS Solutions. Enterprise SaaS Solutions net revenues decreased year-over-year as a result of the divestiture of Ctrack South Africa as of July 30, 2021. SaaS revenue was no longer generated in South Africa beginning in August 2021. We will continue to provide telematics solutions in the rest of the world, including in Europe and Australia. Such impact was partially offset by an increase in Enterprise SaaS Solutions net revenue throughout the rest of the world, as a result of the lifting of COVID-19 related installation restrictions in fiscal 2021.
Cost of net revenues. Cost of net revenues for the three months ended September 30, 2021 was $47.3 million, or 71.4% of net revenues, compared to $65.1 million, or 72.1% of net revenues, for the same period in 2020.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
Product Category	2021	2020	$	%
IoT & Mobile Solutions	$43,595	$60,135	$(16,540)	(27.5)%
Enterprise SaaS Solutions	3,679	4,935	(1,256)	(25.5)%
Total	$47,274	$65,070	$(17,796)	(27.3)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions cost of net revenues is primarily a result of lower sales of LTE gigabit hotspots.
Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues decreased by $1.3 million compared to the same period in 2020 primarily due to lower sales of Enterprise SaaS Solutions as a result of the divestiture of Ctrack South Africa on July 30, 2021.
Gross profit. Gross profit for the three months ended September 30, 2021 was $18.9 million, or a gross margin of 28.6%, compared to $25.2 million, or a gross margin of 27.9%, for the same period in 2020. The increase in gross margin was primarily attributable to the more favorable mix of our product offerings, as well as favorable margins on our Inseego Subscribe revenue, partially offset by a decrease in Enterprise SaaS Solutions as a result of the sale of Ctrack South Africa, which has a higher gross profit.
Research and development expenses. Research and development expenses for the three months ended September 30, 2021 were $12.6 million, or 19.1% of net revenues, compared to $10.7 million, or 11.8% of net revenues, for the same period in 2020. The increase was primarily a result of staffing, test units, and other development spending related to our 5G product programs.
Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2021 were $9.2 million, or 13.9% of net revenues, compared to $8.4 million, or 9.4% of net revenues, for the same period in 2020. The increase was primarily a result of higher spend on the marketing of our 5G products. The increase in sales and marketing expenses was partially offset by the decrease of payroll costs for Ctrack South Africa employees, given the divestiture was completed on July 30, 2021. See Note 4. Business Divestiture.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2021 were $6.6 million, or 10.0% of net revenues, compared to $8.7 million, or 9.6% of net revenues, for the same period in 2020. The decrease was primarily due to the decrease in payroll costs for Ctrack South Africa employees, given the divestiture was completed on July 30, 2021. See Note 4. Business Divestiture. The decrease in general and administrative expenses was partially offset by the impact of bonus grants to employees who contributed to completion of the Ctrack South Africa sale. See Note 6. Share-based Compensation in the accompanying unaudited condensed consolidated financial statements for further information.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for the three months ended September 30, 2021 and 2020 was $0.5 million and $0.8 million, respectively. The decrease was primarily as a result of certain purchased intangible assets being fully amortized as of the fourth quarter of 2020.
Gain on sale of Ctrack South Africa. Gain on sale of Ctrack South Africa during the three months ended September 30, 2021 was $5.3 million, related to the gain recognized on sale of Ctrack South Africa, while there was no such gain for the same period in fiscal 2020.

Loss on debt conversion and extinguishment, net. The loss on debt conversion and extinguishment, net of $1.2 million during the three months ended September 30, 2020 was primarily related to the extinguishment of the 2022 Notes, while there was no such expense for the same period in fiscal 2021.

Interest expense, net. Interest expense, net, for the three months ended September 30, 2021 and 2020 was $1.7 million and $1.7 million, respectively.
Other income (expense), net. Other expense, net, for the three months ended September 30, 2021 was $0.8 million, which primarily includes the fair value adjustment related to our interest make-whole arrangement, as well as transaction costs incurred related to the sale of Ctrack South Africa. For the same period in 2020, other income, net, was $1.1 million, which primarily includes the fair value adjustment related to our interest make-whole arrangement.
Income tax (benefit) provision. The income tax benefit of $4,000 for the three months ended September 30, 2021 and the income tax provision of $0.2 million for the same period in 2020, respectively, primarily relate to provision in fiscal 2021 or benefits in fiscal 2020 from certain of our entities in foreign jurisdictions.
Net income attributable to noncontrolling interests. There was no net income or loss attributable to noncontrolling interests for the three months ended September 30, 2021, compared to a net income attributable to noncontrolling interests of $3,000 for the same period in 2020, due to the sale of the noncontrolling interests as part of the sale of Ctrack South Africa.
Series E preferred stock dividends and deemed dividends from the preferred stock exchange. During the three months ended September 30, 2021 and 2020, we recorded dividends of $1.8 million and $0.8 million, respectively, on our Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”). The increase was primarily attributable to the impact of the deemed dividend of $1.1 million as part of the preferred stock exchange, offset by a decrease in the recurring preferred stock dividends as 10,000 shares of the original 35,000 shares of preferred stock were extinguished in September 2021, resulting in a lower preferred stock dividend accrued in September 2021. See Note 8. Private Placements and Public Offering in the accompanying unaudited condensed consolidated financial statements for further information.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net revenues. Net revenues for the nine months ended September 30, 2021 were $189.5 million, compared to $227.8 million for the same period in 2020.
The following table summarizes net revenues by our two product categories (in thousands):

	Nine Months Ended September 30,		Change
Product Category	2021	2020	$	%
IoT & Mobile Solutions	151,770	$189,071	$(37,301)	(19.7)%
Enterprise SaaS Solutions	37,737	38,698	(961)	(2.5)%
Total	$189,507	$227,769	$(38,262)	(16.8)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions net revenues is primarily due to decreases in our enterprise and carrier offerings within IoT & Mobile Solutions, and lower sales of LTE gigabit hotspots as COVID-19 pandemic demand eased, partially offset by increased sales of our second-generation 5G hotspots related to our MiFi business and increased revenues in our Inseego Subscribe business due to subscriber growth.

Enterprise SaaS Solutions. Enterprise SaaS Solutions net revenues decreased year-over-year due to divestiture of Ctrack South Africa as of July 30, 2021, SaaS revenue was no longer generated in Ctrack South Africa beginning in August 2021. This decrease was partially offset by an increase in Enterprise SaaS Solutions net revenue throughout the rest of the world, as a result of the lifting of COVID-19 related installation restrictions in fiscal 2021.
Cost of net revenues. Cost of net revenues for the nine months ended September 30, 2021 was $131.7 million or 69.5% of net revenues, compared to $163.4 million or 71.7% of net revenues, for the nine months ended September 30, 2020.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Nine Months Ended September 30,		Change
Product Category	2021	2020	$	%
IoT & Mobile Solutions	116,777	148,414	(31,637)	(21.3)%
Enterprise SaaS Solutions	14,965	14,958	7	0.0%
Total	$131,742	$163,372	$(31,630)	(19.4)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions cost of net revenues is primarily a result of the decreased sales in our LTE gigabit hotspots.

Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues was consistent compared to the same period in 2020, primarily due to an increase in Enterprise SaaS Solutions net revenue as a result of the lifting of COVID-19 related installation restrictions in fiscal 2021, which was partially offset by lower sales of Enterprise SaaS Solutions as a result of the divestiture of Ctrack South Africa on July 30, 2021.
Gross profit. Gross profit for the nine months ended September 30, 2021 was $57.8 million, or a gross margin of 30.5%, compared to $64.4 million, or a gross margin of 28.3%, for the same period in 2020. The increase in gross margin was primarily attributable to the favorable mix of our product offerings, as well as favorable margins on our Inseego Subscribe revenue.
Research and development expenses. Research and development expenses for the nine months ended September 30, 2021 were $39.0 million, or 20.6% of net revenues, compared to $29.4 million, or 12.9% of net revenues, for the same period in 2020. The increase was primarily a result of staffing, test units, other development spending related to 5G product programs, and an increase in the amount of bonus grants awarded to eligible employees during the nine months ended September 30, 2021 compared to the amount of bonus grants awarded to eligible employees during the nine months ended September 30, 2020. See Note 6. Share-based Compensation in the accompanying unaudited condensed consolidated financial statements for further information.
Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2021 were $30.0 million, or 15.8% of net revenues, compared to $25.8 million, or 11.3% of net revenues, for the same period in 2020. The increase was primarily a result of higher spend on marketing 5G products, and the amount of bonus grants to eligible employees during the nine months ended September 30, 2021 compared to the amount of bonus grants awarded to eligible employees during the nine months ended September 30, 2020. See Note 6. Share-based Compensation in the accompanying unaudited condensed consolidated financial statements for further information. The increase in sales and marketing expenses was partially offset by decrease of payroll costs for Ctrack South Africa employees, given the divestiture was completed on July 30, 2021.
General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2021 were $22.7 million, or 12.0% of net revenues, compared to $23.3 million, or 10.2% of net revenues, for the same period in 2020. The decrease was primarily a result of the decrease of payroll costs for Ctrack South Africa employees, given the divestiture was completed on July 30, 2021, offset by the impact of bonus grants awarded to employees who contributed to completion of the Ctrack South Africa sale.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for each of the nine months ended September 30, 2021 and 2020 was $1.6 million and $2.4 million, respectively. The decrease was primarily as a result of certain purchased intangible assets being fully amortized as of the fourth quarter of 2020.
Impairment of capitalized software. During the nine months ended September 30, 2021, we recorded a loss of $1.2 million on capitalized software development costs. There was no such expense for the same period in 2020.
Gain on sale of Ctrack South Africa. Gain on sale of Ctrack South Africa during the nine months ended September 30, 2021 was $5.3 million, related to the gain recognized on sale of Ctrack South Africa, while there was no such gain for the same period in fiscal 2020.
Loss on debt conversion and extinguishment. The loss on debt conversion and extinguishment, net for each of the nine months ended September 30, 2021 and 2020 was $0.4 million and $76.4 million, respectively, and primarily represents the loss on debt conversion of the 2025 Notes and debt conversion and extinguishment of the 2022 Notes, respectively.
Interest expense, net. Interest expense, net for each of the nine months ended September 30, 2021 and 2020 was $5.2 million and $8.2 million, respectively. The decrease in interest expense was primarily due to the lower interest rate on the 2025 Notes, as compared to the 2022 Notes and our previous term loan, partially offset by the higher principal amount of the 2025 Notes.
Other income (expense), net. Other income, net, for each of the nine months ended September 30, 2021 and 2020 was $0.3 million and $2.8 million, respectively, which primarily includes the fair value adjustment related to our interest make-whole arrangement, transaction costs related to the divestiture of Ctrack South Africa, and foreign currency transaction gains and losses.
Income tax (benefit) provision. The income tax provision of $0.4 million for the nine months ended September 30, 2021 and the income tax provision of $0.2 million for the nine months ended September 30, 2020, respectively, primarily relate to certain of our entities in foreign jurisdictions.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests for the nine months ended September 30, 2021 was $0.2 million, compared to a net income attributable to noncontrolling interests of $29,000 for the same period in 2020, due to the sale of the noncontrolling interests as part of the sale of Ctrack South Africa.
Series E preferred stock dividends and deemed dividends from the preferred stock exchange. During the nine months ended September 30, 2021, and 2020 we recorded dividends of $3.6 million and $2.1 million, respectively, on our Series E Preferred Stock. The increase was primarily attributable to the additional shares of Series E Preferred Stock issued in March 2020, and the impact of deemed dividend of $1.1 million as part of the preferred stock exchange. See Note 8. Private Placements and Public Offering in the accompanying unaudited condensed consolidated financial statements for further information.
Liquidity and Capital Resources
As of September 30, 2021, we had available cash and cash equivalents totaling $58.1 million, excluding restricted cash of $3.5 million, and working capital of $61.2 million.
On March 6, 2020, we issued and sold 25,000 shares of Series E Preferred Stock for an aggregate purchase price of $25.0 million.
In the first quarter of 2020, $59.9 million of our 5.5% convertible senior notes due 2022 (the “2022 Notes” formerly referred to as the “Inseego Notes”) were exchanged for common stock in private exchange transactions. Additionally, in the second quarter of 2020, we restructured our outstanding debt by completing a $100.0 million registered public offering (the “Offering”) of 3.25% convertible senior notes due 2025 (the “2025 Notes”) and also entered into privately-negotiated exchange agreements (the “May Exchange Agreements”), pursuant to which an aggregate of $45.0 million in principal amount of the 2022 Notes were exchanged for an aggregate of $32.0 million in cash and $80.4 million in principal amount of the 2025 Notes (the “May Private Exchange Transactions”). We also used a portion of the proceeds from the Offering to repay in full our previous term loan. In the third quarter of 2020, we redeemed the remaining $2,000 principal amount of the 2022 Notes.
As of September 30, 2021, our outstanding debt primarily consisted of $161.9 million in principal amount of 2025 Notes.
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
On July 30, 2021, we completed the sale of Ctrack South Africa. Initial cash proceeds of $36.6 million were received. Final cash proceeds were subject to certain post-closing working capital adjustments which totaled $2.6 million, $2.2 million of which was received on October 29, 2021, and the remaining $0.4 million was offset with our existing accounts payable balance to Convergence. We recorded a receivable for such balance as of September 30, 2021.
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
Contractual Obligations and Commitments

There were no material changes in our contractual obligations in the third quarter of 2021.

Convertible Notes

2025 Notes

On May 12, 2020, we completed a registered public Offering of $100.0 million aggregate principal amount of 2025 Notes.

On May 12, 2020, we also entered into the May Exchange Agreements with certain holders of the 2022 Notes. Pursuant to the May Exchange Agreements, each of these noteholders agreed to exchange the 2022 Notes that they held (representing an aggregate of $45.0 million principal amount of 2022 Notes with an estimated fair value of approximately $112.4 million as of the date of exchange) for an aggregate of $32.0 million in cash and $80.4 million principal amount of 2025 Notes in the concurrent May Private Exchange Transactions. The 2025 Notes issued in the May Private Exchange Transactions are part of the same series as the 2025 Notes issued in the Offering.

We issued the 2025 Notes under an indenture, dated May 12, 2020 (the “Base Indenture”), between Inseego Corp. and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by the first supplemental indenture, dated May 12, 2020 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), between us and the Trustee.

The 2025 Notes will mature on May 1, 2025, unless earlier repurchased, redeemed or converted. The 2025 Notes are senior unsecured obligations of Inseego Corp. and bear interest at an annual rate of 3.25%, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020.

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

Holders of the 2025 Notes who convert their 2025 Notes may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in, at our election, either cash or shares of the Common Stock (together with cash in lieu of any fractional share).

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

The Indenture contains customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving Inseego Corp.) occurs and is continuing, the Trustee, by notice to Inseego Corp., or the holders of the 2025 Notes representing at least 25% in aggregate principal amount of the outstanding 2025 Notes, by notice to Inseego Corp. and the Trustee, may declare 100% of the principal of, and all accrued and unpaid interest on, all of the then outstanding 2025 Notes to be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving Inseego Corp., 100% of the principal of, and all accrued and unpaid interest on, all of the then outstanding 2025 Notes will automatically become immediately due and payable. Notwithstanding the foregoing, the Indenture provides that, to the extent we elect, the sole remedy for an event of default relating to certain failures by us to comply with certain reporting covenants in the Indenture will, for the first 360 days after such event of default, consist exclusively of the right to receive additional interest on the 2025 Notes.

Historical Cash Flows

The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by operating activities	$(14,757)	$16,712
Net cash provided by (used in) investing activities	7,665	(24,973)
Net cash provided by financing activities	28,979	40,754
Effect of exchange rates on cash	(293)	(2,573)
Net increase in cash, cash equivalents and restricted cash	21,594	29,920
Cash, cash equivalents and restricted cash, beginning of period	40,015	12,074
Cash, cash equivalents, and restricted cash, end of period	$61,609	$41,994

Operating activities. Net cash used in operating activities was $14.8 million for the nine months ended September 30, 2021, compared to net cash provided by operating activities of $16.7 million for the same period in 2020. Net cash used in operating activities for the nine months ended September 30, 2021 was primarily attributable to net loss incurred during the period, net cash used by working capital, gain on the sale of Ctrack South Africa, and fair value adjustment on derivative instrument, partially offset by depreciation and amortization, share-based compensation expense, impairment of capitalized software, and the amortization of debt discount and debt issuance costs. Net cash provided by operating activities for the nine months ended September 30, 2020 was primarily attributable to net cash provided by working capital, non-cash loss on debt conversion and extinguishment, depreciation and amortization, including the amortization of debt discount and debt issuance costs, and share-based compensation expense, offset by net loss and a non-cash fair value adjustment on derivative instrument,
Investing activities. Net cash provided by investing activities during the nine months ended September 30, 2021 was $7.7 million, compared to net cash used in investing activities of $25.0 million for the same period in 2020. Cash provided by investing activities during the nine months ended September 30, 2021 was primarily related to the net proceeds from the sale of Ctrack South Africa, and proceeds from the sale of property, plant, and equipment, partially offset by purchases of property, plant and equipment and spending on certain costs related to the research and development of software to be sold in our products, in large part due to the increase in development in support of 5G products and services. Cash used in investing activities during the same period in 2020 was primarily related to the purchases of property, plant and equipment and spending on certain costs related to the research and development of software to be sold in our products, in large part due to the increase in development in support of 5G products and services.
Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2021 was $29.0 million, compared to net cash provided by financing activities of $40.8 million for the same period in 2020. Net cash provided by financing activities during the nine months ended September 30, 2021 was primarily related to net proceeds received from the ATM Offering, proceeds from stock option exercises and purchases through our employee stock purchase plan, partially offset by the principal payments under finance lease obligations and taxes paid on vested restricted stock units. Net cash provided by financing activities for the same period in 2020 was primarily related to net proceeds received from the Offering, the May Private Exchange Transactions, the issuance of Series E preferred stock, the exercise of warrants to purchase common stock and stock option exercises and purchases through our employee stock purchase plan, partially offset by the repurchase of Series E preferred stock, principal payments under finance lease obligations and taxes paid on vested restricted stock units, payoff of the Term Loan of $48.8 million and payment of $32.0 million in cash for the May Private Exchange Transactions.
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
Foreign Currency Exchange Risk

The Company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of the Company’s revenue is denominated in U.S. dollars, and therefore, our revenue is not directly subject to foreign currency risk. However, as we have operations in foreign countries, primarily in Europe, a stronger U.S. dollar could make our products and services more expensive in foreign countries and therefore reduce demand. A weaker U.S. dollar could have the opposite effect. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are also influenced by many other factors.
For the nine months ended September 30, 2021, sales denominated in foreign currencies were approximately 20.4% of total revenue. The Company’s expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe. The Company’s results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign functional currencies consist of the South African Rand, pound sterling, Euro, and Australian Dollar (collectively, the “Foreign Functional Currencies”). For the nine months ended September 30, 2021, a hypothetical 10% change in Foreign Functional Currency exchange rates would have increased or decreased our revenue by approximately $3.8 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements. Additionally, with the completion of Ctrack South Africa operations divestiture, our foreign exchange risk is expected to decrease. Net foreign currency translation losses of $1.9 million were recorded for the nine months ended September 30, 2021.
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
As required by Rule 13a-15(b) promulgated under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 30, 2021, the Company issued 11,058 shares of common stock to TechCXO, LLC for services rendered to the Company by Robert G. Barbieri, as Interim Chief Financial Officer, in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

10.1	Amended Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 30, 2021).
10.2	Independent Contractor Services Agreement, dated as of August 5, 2021(incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 5, 2021).
10.3
Form of Exchange Agreement, dated September 3, between Inseego Corp. and certain investors holding the Company’s Series E Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed September 3, 2021).

10.4	Offer Letter dated October 13, 2021 between Inseego Corp. and Robert G. Barbieri
10.5	Form of Inducement Stock Option Agreement, by and between Inseego Corp. and Robert G. Barbieri.
10.6	Change in Control Agreement dated October 25, 2021 between Inseego Corp. and Robert G. Barbieri.
31.1*	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit No.	Description

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
#	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2021	Inseego Corp.

	By:	/s/ DAN MONDOR
Dan Mondor
Chief Executive Officer

By:	/s/ ROBERT G. BARBIERI
Robert G. Barbieri
Chief Financial Officer