Form 10-K
period 2021-12-31
INSEEGO CORP.
filed 2022-03-01
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issue its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2021, as reported by The Nasdaq Global Select Market, was approximately $853.3 million. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The registrant does not have any non-voting common stock outstanding.
The number of shares of the registrant’s common stock outstanding as of February 22, 2022 was 105,387,038.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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
•the emergence of global public health emergencies, such as the outbreak of the 2019 novel coronavirus (2019-nCoV), known as “COVID-19”, which could extend lead times in our supply chain and lengthen sales cycles with our customers;
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
Trademarks
“Inseego”, “Inseego Subscribe”, “Inseego Manage”, “Inseego Secure”, “Inseego Vision”, the Inseego logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, ”Wavemaker”, “Clarity”, and “Skyus” are trademarks or registered trademarks of Inseego and its subsidiaries. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

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
We have been at the forefront of the ways in which the world stays connected and accesses information, protects, and derives intelligence from that information. With multiple first-to-market innovations across a number of wireless technologies, including 5G, and a strong and growing portfolio of hardware and software innovations for IIoT solutions, Inseego has been advancing technology and driving industry transformations for over 30 years. It is this proven expertise, commitment to quality, obsession with innovation and a relentless focus on execution that makes us a preferred global partner of service providers, distributors, value-added resellers, system integrators, and enterprises worldwide.
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
We are working with leading global service providers and enterprises in the mobile and FWA ecosystems to further develop, commercialize and accelerate the availability of 5G-based solutions, which represent the next generation of mobile technology. 5G enables intelligent connectivity and is a catalyst for innovation and acceleration of the fourth industrial revolution across a wide range of vertical markets, including manufacturing, agriculture, utilities, industrial automation, retail, education, government, and healthcare. The widespread adoption of the Internet of Things (IoT) and advancements in enterprise applications along with an increasing dependence on mobile applications and always-connected machines and operations have become impacted by the constraints of 4G LTE technology. Addressing these needs is the primary driver for mobile network operators to accelerate the rollout of 5G communications in order to keep pace with expected network demands.

5G addresses the constraints of 4G LTE technology with wider spectrum bandwidths, multi-gigabit speeds, and ultra-reliable low latency, in addition to other advancements. As the fifth-generation wireless broadband technology, 5G is based on the Release 15 standard defined by the Generation Partnership Project (“3GPP”), an international consortium responsible for the development of mobile standards. The key operating ranges for 5G spectrum globally are in the sub-6 GHz (below 6 GHz), and millimeter wave (28 GHz and 39 GHz) bands, with speed offerings greater than 1 Gigabit (“Gb”) per second and sub-millisecond latency, providing better coverage and signaling efficiency.

The technological advancements of 5G technology, combined with many of the innovations developed for 4G LTE, provide a scalable and adaptable solution for a variety of use cases, which enable the creation of new industries and services, such as autonomous vehicles, telemedicine, live ultra-high-definition video streaming, cloud gaming, edge computing, and countless industrial applications such as augmented reality and robotics for smart manufacturing.

The development of these new services and applications results in a growing demand for high-speed data, increased capacity, and low latency requirements which are key factors contributing to the accelerated growth and roll-out of 5G networks. 4G LTE is expected to continue to operate alongside 5G as a major part of the wireless ecosystem. Based on industry reports, such as the Global System for Mobile Communications Association (“GSMA”) Intelligence’s report The Mobile

Economy, and the biannual Ericsson Mobility Report we believe that 4G and 5G networks will coexist and remain complementary for many years. This means that operators will be able to service a significant share of the data traffic on 4G networks, leaving 5G with the dual remit of absorbing overflow capacity and underpinning consumer and enterprise services that require higher speeds and/or lower latency. As such, most 5G devices are expected to include multimode support for 4G and Wi-Fi, enabling service continuity where 5G has yet to be deployed and simultaneous connectivity across 4G and Wi-Fi technologies, while also allowing mobile operators to utilize current network deployments. At the same time, 4G is expected to continue to evolve in parallel with the development of 5G and become fundamental to many of the key 5G technologies, such as support for unlicensed spectrum, gigabit LTE user data rates (currently available from Inseego) and cellular IoT with connectivity designed to meet the needs of ultra-low-power and low-cost applications.

Further, based on reports from analyst firms including GSMA Intelligence and IoT Analytics, we expect that the number of IoT connections could grow to 27 billion by 2025. As of September 30, 2021, there were approximately 2 billion IoT devices using cellular connectivity worldwide (IoT Analytics, 2021). By 2023, global 4G connections will reach just under 60% of total connections (GSMA, 2021). Meanwhile, 5G migration is gaining pace. According to Ericsson’s Mobility Report, November 2021 Edition, this migration to 5G is expected to be faster than that of 4G following its launch in 2009, reaching 1 billion subscriptions over 2 years sooner than the 4G rate of adoption. By the end of 2027, Ericsson’s Mobility Report forecasts 4.4 billion 5G subscriptions globally, accounting for 49% of all mobile subscriptions, which means that 5G is expected to become the dominant mobile access technology by subscriptions in 2027.

As a core member of the 5G ecosystem, we continue to work closely with wireless operators, chipset suppliers, and infrastructure vendors around the world on 5G developments and trials in preparation for the roll-out of commercial network launches. As of December 2021, the Global mobile Suppliers Association (GSA) reported 464 operators in 139 countries/territories had confirmed investments in 5G networks. Based on reports such as those by GSMA Intelligence, we believe that 5G will bring a number of enhanced benefits not available using 4G networks including massive numbers of both fixed and mobile wireless devices with differing speed, bandwidth and quality of service demands, allowing the networks to provide support for “massive numbers of IoT devices and wireless edge technologies” for use cases including manufacturing, augmented and virtual reality, and autonomous vehicles. We are increasingly diversifying our business as this 5G opportunity comes into realization and our addressable market expands.
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
The key elements of our strategy are to:
•Capitalize on our direct relationships with wireless operators, infrastructure providers, original equipment manufacturers (“OEMs”) and component suppliers. We intend to continue to capitalize on our direct and long-standing relationships with wireless operators, infrastructure providers, OEMs and component suppliers in order to strengthen our worldwide market position, using these long-standing relationships to springboard both the expansion of the 4G LTE and 5G platforms globally, and influence the adoption of our 5G solutions around the world.
•Expand our IoT solutions portfolio by leveraging our core mobile technologies and platforms developed for our mobile portfolio. We intend to expand our IoT solutions portfolio with 5G device-to-cloud solutions for the enterprise in North America and focused international markets that include edge devices based on the latest mobile technologies and cloud solutions.

•Aggressively expand our go-to-market offerings through sales and marketing expansion, channel development and strategic partnerships. We intend to expand our go-to-market IoT, mobile and cloud offerings in North America as well as in focused international markets.
•Improve SaaS solution penetration. Through our telematics and asset tracking platform solutions, we provide customers in our current target markets throughout Europe, the United Kingdom, Australia and New Zealand with actionable insights and workflow efficiencies with highly secure intelligent device-to-cloud platforms. We also intend to roll out our Inseego Manage cloud-based SaaS portfolio with enhancements in the areas of device management and security in our target markets, and we continue to offer the subscription management solution in North America.
•Increase the value of our offerings. As we seek to capitalize on potential growth opportunities, we continue to develop cutting edge IoT, mobile and cloud solutions, with specific focus on end-to-end solutions that enable the best connected experiences for our customers. In addition, our complete portfolio of advanced 4G and 5G solutions opens us up to larger worldwide potential markets. Finally, continued investment within both edge devices and cloud platform solutions in predictive analytics, machine learning, and edge intelligence should expand our market opportunities.
Our Sources of Revenue
We provide intelligent wireless 4G and 5G hardware products for the worldwide mobile communications and IIoT markets. Our hardware products address multiple vertical markets including private LTE/5G networks, the First Responders Network Authority/Firstnet, SD-WAN, telematics, remote monitoring and surveillance, and fixed wireless access and mobile broadband devices. Our broad range of products principally includes intelligent 4G and 5G fixed wireless routers and gateways, mobile hotspots, wireless gateways and routers for IIoT applications, Gb speed 4G LTE hotspots and USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights and configure/manage their hardware remotely. Our products currently operate on most major global cellular wireless networks. Our mobile hotspots sold under the MiFi brand have been sold to millions of end users, and provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our wireless standalone and USB modems and gateways allow us to address the rapidly growing and underpenetrated IoT market segments. Our telematics and mobile asset tracking hardware devices collect and control critical vehicle data and driver behaviors, and can reliably deliver that information to the cloud, all managed by our services enablement platforms.
Our MiFi customer base is comprised of wireless operators to whom we provide intelligent fixed and mobile wireless devices. These wireless operators include Verizon Wireless, T-Mobile and U.S. Cellular in the United States, Rogers and Telus in Canada, Telstra in Australia, Swisscom in Switzerland, as well as other international wireless operators, distributors and various companies in other vertical markets and geographies.
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
We sell SaaS, software and services solutions across multiple mobile and IIoT vertical markets, including fleet management, vehicle telematics, stolen vehicle recovery, asset tracking, monitoring, business connectivity and subscription management. Our SaaS delivery platforms include our telematics and asset tracking and management platforms, which provide fleet, vehicle, aviation, asset and other telematics applications. Our SaaS platforms are device-agnostic and provide a standardized, scalable way to order, connect and manage remote assets and to improve business operations. The platforms are flexible and support both on-premise server or cloud-based deployments and are the basis for the delivery of a wide range of IoT services in multiple industries.
We classify our revenues from the sale of our products and services into two distinct groupings, specifically IoT & Mobile Solutions and Enterprise SaaS Solutions. Both IoT & Mobile Solutions and Enterprise SaaS Solutions revenues include any hardware and software required for the respective solution.
For the years ended December 31, 2021, 2020 and 2019, our total net revenues were $262.4 million, $313.8 million and $219.5 million, respectively.

Our Business
IoT and Mobile Solutions
Our IoT business focuses on addressing applications for a variety of markets including large enterprise verticals and IIoT markets. These applications include, among others, smart city infrastructure management, remote monitoring and control, SD WAN failover and enterprise connectivity. Our Skyus branded wireless gateways, routers and modems serve as connectivity solutions for the rapidly growing and underpenetrated IoT market segments. Worldwide IoT spending is expected to increase at a 26.7% compound annual growth rate beyond 2021 (as reported by IoT Analytics, 2021). With many enterprise customers using our solutions, we believe that we already have a solid footing in this market. We are continuing to invest and grow our product portfolio to realize the opportunities in the growing IoT market.
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
IoT & Mobile Solutions also includes Inseego SubscribeTM which helps organizations manage the selection, deployment and spend of their customer’s wireless assets, helping them save money on personnel and telecom expenses.
Telematics and Asset Tracking Business/Enterprise SaaS Solutions
Inseego entered the telematics software and services industry through the acquisition of DigiCore Holdings Limited (which was renamed Ctrack Holdings (Pty) Ltd (“Ctrack”) in October 2015). Ctrack was founded in South Africa in 1985, and today Ctrack operations span over 50 countries on six continents. Through a series of global acquisitions and mergers, the Ctrack group broadened its international reach by expanding into the United Kingdom, Europe, and Australia/New Zealand, and using distributors in emerging markets such as Asia.
On February 24, 2021, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with an affiliate of Convergence Partners (“Convergence”), an investment management firm in South Africa, to sell our Ctrack business operations in Africa, Pakistan and the Middle East (together, “Ctrack South Africa”), in an all-cash transaction for 528.9 million South African Rand (“ZAR”) (approximately $36.6 million U.S. Dollars). On July 30, 2021, we completed the sale of Ctrack South Africa (the “Ctrack Transaction”). See Part IV Item 15 Note 5. Business Divestiture for additional information about the divestiture of Ctrack South Africa.
Following the Ctrack Transaction, we continue to provide telematics solutions in the rest of the world including in Europe and Australia. With more than 30 years of experience, we are recognized as a leading global provider of advanced fleet management telematics and asset tracking solutions that add value to a global base of customers. We design, develop and sell a robust range of asset management and monitoring systems using GPS satellite positioning, advanced cellular communications and advanced sensory technologies. The result is innovative solutions ranging from basic track-and-trace, with stolen vehicle response services, to complete integrated enterprise-level solutions for large fleet owners across the globe.
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
Our products compete with a variety of telematics solutions providers and IoT solutions suppliers. Our current competitors include:
•Fleet management SaaS and services providers, such as Lytx, Sierra Wireless, Samsara and Cartrack;
•Fixed wireless, mobile hotspot and wireless data modem providers, such as NETGEAR, Franklin Wireless, WNC, Nokia, TCL, ZTE and Huawei;
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
Intellectual Property
Our solutions rely on and benefit from our portfolio of intellectual property, including patents and trademarks. We currently own 46 patents and have 20 patent applications pending. The patents that we currently own will expire at various times between 2021 and 2040.
We, along with our subsidiaries, also hold a number of trademarks or registered trademarks including “Inseego”, “Inseego Subscribe”, “Inseego Manage”, “Inseego Secure”, “Inseego Vision”, the Inseego logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “Wavemaker”, “Clarity” and “Skyus”.
Key Partners and Customers
We have strategic technology, development and marketing relationships with several of our customers and partners. Our strong customer and partner relationships provide us with the opportunity to expand our market reach and sales. We partner with leading OEMs, wireless telecom service providers, wireless network infrastructure providers such as Ericsson and Nokia, value-added resellers and distributors which allows us to offer customers integrated and holistic solutions. Our telematics platform uses leading cellular providers such as Vodafone, Telstra and Optus to ensure the optimal real-time visibility of tracked vehicles and systems, supported by accurate and sophisticated mapping services such as the HERE Open Location Platform.
Customers for our products include transportation companies, industrial companies, governmental agencies, manufacturers, application service providers, system integrators, distributors, and enterprises in various industries, including fleet and vehicle transportation, finance, accounting, legal, insurance, energy and industrial automation, security and safety, medical monitoring and government.
Our telematics customer base is comprised of wireless operators, distributors, OEMs and various companies in other vertical markets. Fleet management customers include global enterprises such as BHP Billiton, Super Group, Mammoet and Australia Post. Our customers for our business connectivity products include EnerNOC, Thermo Fisher Scientific, US Army, Fastenal, T-Mobile and Verizon Wireless, amongst others. Customers for our device management solutions include carriers such as T-Mobile.
A significant portion of our revenue during the year ended December 31, 2021 came from two customers, Verizon and T-Mobile, which together represented approximately 70.3% of our total revenues for the year ended December 31, 2021. It is our intention to continue to diversify our customer base.
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
Employees
At December 31, 2021, we had 507 employees of which 500 were full-time employees. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.
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
In our latest engagement survey, our employees answered favorably to questions on Work Environment & Communications where the average score was over 90%.

Diversity & Inclusion: Our Come Together initiative was launched in 2020. Come Together gives employees the opportunity to participate in workstreams whose goals are to create a culture of belonging. Each workstream is led by employee volunteers with a passion for diversity and inclusion and reach beyond Inseego team members. The different workstreams are: Community Engagement, Employee Development, Recruiting, Women in Technology, and Affinity Groups. In 2021, we launched our first global mentoring program, connecting employees across the globe in a meaningful and productive way.

Talent: We believe that Talent is key to our success. It starts with finding and placing the right Talent for the right jobs at the right time. We communicate our value proposition in a clear and concise manner. The expected growth in the 5G market creates a unique opportunity for candidates and employees of Inseego to have a career at the forefront of a dynamic industry. Our company size and culture allows employees to build and expand their skill set in ways that will enrich their careers. In 2020, we initiated Talent Reviews with Senior Leaders to holistically evaluate the talent across the company. This will enable the company to focus on accelerating development for those who are top performers and strengthen the talent pipeline. In 2021, we piloted a Manager Forum to build leadership capability in order to motivate and retain critical talent at Inseego.

Work Life Harmony: We believe that it is important to provide Work Life Harmony and our practices can vary globally. In the U.S., employees have Friday ‘summer hours’ where two hours in the afternoon are blocked from meetings to ensure that there is “work” and “think” time. This time can be used to catch up on tasks, conduct a review of the past week, and plan for the following week. During 2020, we launched an Unlimited Paid Time Off program for exempt employees in the U.S. This program gives team members the flexibility to take time off that makes sense for them and frees employees from the confines of traditional accrued time off policies.

In 2020, we also launched the Health & Wellness Initiative in the U.S. to help employees find ways to create more balance in their lives. As part of this initiative, all employees were given a complimentary Calm App membership that includes useful resources designed to strengthen mental fitness and provide tools to tackle stress. Recognizing that burnout was becoming a global issue, we launched several company-wide events in 2021 to enhance wellness. These include providing complimentary self-care kits to employees, fitness challenges and a virtual company 5/10K.
Data & Insights: In 2020, we consolidated multiple human resource systems to a common platform. This will allow us to deliver real time employee self-service and data and insights to management. The migration to one platform will enable the human resources team to obtain valuable employee insights and enact changes more quickly.

Governmental Regulations

Environmental Laws: Our products and manufacturing process are subject to numerous governmental regulations, which cover both the use of various materials as well as environmental concerns. Environmental issues such as pollution and climate change have had significant legislative and regulatory effects on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy, which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products and the cost of compliance. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products. To the best of our knowledge, we maintain compliance with all current government regulations concerning our production processes for all locations in which we operate. Since we operate on a global basis, this is a complex process that requires continual monitoring of regulations and compliance effort to ensure that we and our suppliers are in compliance with all existing regulations.

Other Regulations: As a company with global operations, we are subject to complex foreign and U.S. laws and regulations, including trade regulations, tariffs, import and export regulations, anti-bribery and corruption laws, antitrust or competition laws, data privacy laws, such as the EU General Data Protection Regulation (the “GDPR”), and environmental regulations, among others. We have policies and procedures in place to promote compliance with these laws and regulations. To date, our compliance actions and costs relating to these laws, rules and regulations have not resulted in a material cost or effect on our capital expenditures, earnings or competitive position. Government regulations are subject to change, and accordingly we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business in the future.

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
•Our plan to position ourselves as a leading provider of industrial IoT products and services to our customer base could subject us to increased costs and related risks and may not achieve the intended results.
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
•Our future capital needs are uncertain, and we may need to raise additional funds in the future. We may not be able to raise such additional funds on acceptable terms or at all.
•Our debt service requirements are significant, and we may not have sufficient cash flow from our business to pay our substantial debt.
•Uncertainties relating to recent changes in our management team may adversely affect our operations.

Risks Related to Corporate Development Activities
•If we do not properly manage the development of our business, we may experience significant strains on our management and operations and disruptions in our business.
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
•If our goodwill and acquired intangible assets become impaired, we may be required to record a significant charge to earnings.

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
•Industry consolidation may result in increased competition, which could result in a loss of customers or a reduction in revenue.

Risks Related to Our Customers and Demand for Our Solutions
•Our inability to adapt to rapid technological change in our markets could impair our ability to remain competitive and adversely affect our results of operations.
•If we fail to develop and maintain strategic relationships, we may not be able to penetrate new markets.
•We depend upon Verizon Wireless and T-Mobile for a substantial portion of our revenues, and our business would be negatively affected by an adverse change in our dealings with either of these customers.
•We may not be able to retain and increase sales to our existing customers, which could negatively impact our financial results.
•Loss of, or a significant reduction in business from, one or more enterprise or government customers could adversely affect our revenue and profitability.

•Adverse economic conditions or reduced spending on information technology solutions may adversely impact our revenue and profitability.
•The marketability of our products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.
•Changes in practices of insurance companies in the markets in which we provide our solutions could materially and adversely affect demand for products and services.
•Reduction in regulation in certain markets may adversely impact demand for certain of our solutions by reducing the necessity for, or desirability of, our solutions.

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
•Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control could damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending.
•The effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results and cash flows are uncertain.
•If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase.
•We may be unable to adequately control the costs or maintain adequate supply of components and raw materials associated with our operations.
•If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory or lose sales from having too few products.
•Product liability, product replacement or recall costs could adversely affect our business and financial performance.
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
•Weakness or deterioration in global economic or political conditions in jurisdictions where we have significant foreign operations could have a material adverse effect on our results of operations and financial condition.
•Fluctuations in foreign currency exchange rates could adversely affect our results of operations.

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
•our ability to attract and retain key employees, given intense competition for qualified personnel;
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
•fluctuations in currency exchange rates;
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
Our plan to position ourselves as a leading provider of industrial IoT products and services to our customer base could subject us to increased costs and related risks and may not achieve the intended results.
Our strategic plan to position ourselves as a leading provider of high value industrial IoT products and services could subject us to unexpected costs and risks. Such activities could subject us to increased operating costs, product liability, regulatory requirements and reputational risks. Our expansion into new and existing markets and implementation of our strategic plan may present competitive and distribution challenges that differ from those of our historical business model. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new product markets and implementation of our strategic plan for growth and do not meet the new challenges posed by such expansion and implementation, our future sales growth could be negatively impacted, our operating costs could increase, and our business operations and financial results could be negatively affected. Implementing our plan to position the Company as a leading provider of industrial IoT products and solutions has required, and is expected to continue to require, additional investments by us in both product development and go-to-market resources and additional attention from management, and if not successful, we may not realize the return on our investments as anticipated or our operating results could be adversely affected by slower than expected sales growth or additional costs.
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
During the second quarter of 2020, we issued $180.4 million of 3.25% convertible senior notes due 2025 (the “2025 Notes”) and used a portion of the proceeds to repay our previous term loan in full and retire the 5.5% convertible senior notes due 2022 (the “2022 Notes” formerly referred to as the “Inseego Notes”). The principal amount of 2025 Notes outstanding at December 31, 2021 is $161.9 million. Our ability to make scheduled payments on, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and other fixed charges, fund working capital needs and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance or restructure our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on favorable terms, which could result in a default on our debt obligations. Any default under such indebtedness could have a material adverse effect on our business, results of operations and financial condition.
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
If our goodwill and acquired intangible assets become impaired, we may be required to record a significant charge to earnings.

Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill or intangible assets may not be recoverable include a significant decline in our expected future cash flows or a sustained, significant decline in our stock price and market capitalization.

As a result of our acquisition strategy, we may have significant goodwill and intangible assets recorded on our balance sheets. In addition, significant negative industry or economic trends, such as those that have occurred as a result of the recent economic downturn, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill and intangible assets might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill and intangible assets be determined resulting in an adverse impact on our results of operations.
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
Our products compete with a variety of solutions, including other wireless modems and mobile hotspots, wireless handsets, wireless handheld computing devices, IoT wireless solutions and enterprise software solutions. Our current competitors include:
•fleet management SaaS and services providers, such as Fleetmatics, Masternaut, Telogis, MiX Telematics and Cartrack;
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
We depend upon Verizon Wireless and T-Mobile for a substantial portion of our revenues, and our business would be negatively affected by an adverse change in our dealings with either of these customers.
As a result of the significant revenues associated with our MiFi business, sales to Verizon Wireless and T-Mobile collectively accounted for 70%, 55% and 53% of our consolidated net revenues for each of the years ended December 31, 2021, 2020 and 2019, respectively. While we have accelerated our engagements with prospective new MiFi customers and continue to focus on growing revenue in other parts of our business, we expect that Verizon Wireless and T-Mobile will continue to account for a substantial portion of our net revenues, and any impairment of our relationship with Verizon Wireless or T-Mobile would adversely affect our business. Additionally, any change in the forecasted or actual product sell-through of Verizon Wireless or T-Mobile could have a detrimental impact on our revenue, bottom line and cash position.
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
We depend in part on the practices of insurance companies in some of our markets to support demand for certain of our products and services. In certain markets, these practices include: (i) accepting mobile asset location technologies such as ours as a preferred security product; (ii) providing premium discounts for using location and recovery products and services such as ours; and/or (iii) mandating the use of our products and services, or similar products and services, for certain vehicles. If any of these policies or practices change, revenues from sale of our products and services could decline, which would materially and adversely affect our business, results of operations and financial condition.
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
Our services use hardware and software from various third parties, some of which are procured from single suppliers. For example our MiFi mobile hotspots rely substantially on chipsets from Qualcomm. From time to time, certain components used in our products or solutions have been in short supply or their anticipated commercial introduction has been delayed or their availability has been interrupted for reasons outside our control. If there is a shortage or interruption in the availability to us of any such components or products and we cannot timely obtain a commercially and technologically suitable substitute or make sufficient and timely design or other modifications to permit the use of such a substitute component or product, we may not be able to timely deliver sufficient quantities of our products or solutions to satisfy our contractual obligations and may not be able to meet particular revenue expectations. Moreover, even if we timely locate a substitute part or product, but its price materially exceeds the original cost of the component or product, then our results of operations could be adversely affected.
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

Logistics has emerged as a new challenge, as globally the transportation industry restricted the frequency of departures and increased logistics costs. We have experienced increased costs in freight as well as direct labor costs as we continue to work in serving our customers. We expect this trend to continue for the duration of the COVID-19 pandemic. In addition, we rely on contract manufacturers and other companies to provide materials, components and products that we sell to our customers. The continued spread of COVID-19 could negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our products and could impact our ability to meet customer demand. If we are not able to implement alternatives or other mitigations with respect to suppliers that may have potential delivery impacts due to COVID-19, our sales and financial results could be adversely impacted.

The effects of COVID-19 have increased competition for qualified personnel in the industries in which we operate. Additionally, changes we make to our current and future work environments may not meet the needs or expectations of our employees or may be perceived as less favorable compared to other companies’ policies, which could negatively impact our ability to hire and retain qualified personnel.

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

If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase.

We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. For example, the outbreak of the COVID-19 pandemic has led to significant limitations on the availability of key transportation resources and an increase in the cost of air and ocean freight. These developments negatively impact our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible.

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters, pandemics like COVID-19 and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. A port worker strike, work slow-down or other transportation disruption in the ports of Los Angeles or Long Beach, California, could significantly disrupt our business. Additionally, our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices continue to occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

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
We continue to work closely with suppliers and customers to minimize the potential adverse impact of the semiconductor supply shortage and monitor the availability of semiconductor chips and other component parts and raw materials. However, if we are not able to mitigate the semiconductor shortage impact, any direct or indirect supply chain disruptions may have a material adverse impact on our financial condition, results of operations and cash flows.
If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory, or lose sales from having too few products.

If we are unable to properly monitor and manage our sales channel inventory and maintain an appropriate level and mix of products with our distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs, a preferred method, and suffering a corresponding decline in gross margins.

Product liability, product replacement or recall costs could adversely affect our business and financial performance.
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
We host our solutions and serve our customers from network servers hosted by third parties, which are located at data center facilities in the United States, Europe and Australia. If these data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Our disaster recovery systems are located at third-party hosting facilities. While we are increasing redundancy, our systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage. In the event of a disaster in which our disaster recovery systems are irreparably damaged or destroyed, we would experience interruptions in access to our products. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems with our solutions could harm our reputation and may damage our data. Interruptions in our services might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, or harm our churn rates.
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
If a security breach occurs, our reputation, business, results of operations and financial condition could be harmed. We may also be subject to costly notification and remediation requirements if we, or a third party, determines that we have been the subject of a data breach involving personal information of individuals. Though it is difficult to determine what harm may directly result from any specific interruption or security breach, any failure or perceived failure to maintain performance, reliability, security and availability of systems or the actual or potential theft, loss, fraudulent use or misuse of our products or the personally identifiable data of a customer or employee, could result in harm to our reputation or brand, which could lead some customers to seek to stop using certain of our services, reduce or delay future purchases of our services, use competing services, or materially and adversely affect the overall market perception of the security and reliability of our services. A security breach also exposes us to litigation and legal risks, including regulatory actions by state and federal governmental authorities and non-U.S. authorities. We may not have adequate insurance coverages for a cybersecurity breach or may realize increased insurance premiums as a result of a security breach. Ultimately, a security breach exposes us to potential reputational harm among our customers and investors, along with uncertain damages to our competitiveness, stock price, and long-term shareholder value.
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
As a result of weak or deteriorating economic conditions globally, or in certain jurisdictions where we have significant foreign operations, we could experience lower demand for our products, which could adversely impact our results of operations. Additionally, there could be a number of related effects on our business resulting from weak economic conditions, including the insolvency of one or more of our suppliers resulting in product launch or product delivery delays, customer insolvencies resulting in that customer’s inability to order products from us or pay for already delivered products, and reduced demand by the ultimate end-users of our products. Although we continue to monitor market conditions, we cannot predict future market conditions or their impact on demand for our products.
Weakness or deterioration in global political conditions where we have significant business interests could have a material adverse effect on our business, results of operations and financial condition.
We sell to customers throughout the world and we currently have operations and activities in Europe, China and other Asian countries. The political risks associated with the our global operations include:

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
Fluctuations in foreign currency exchange rates could adversely affect our results of operations.
A significant portion of our revenues are generated from sales agreements denominated in foreign currencies, and we expect to enter into additional such agreements as we expand our international customer base. In addition, we employ a significant number of employees outside the United States, and the associated employment and facilities costs are denominated in foreign currencies. As a result, we are exposed to changes in foreign currency exchange rates. Fluctuations in the value of foreign currencies will create greater uncertainty in our revenues and can significantly and adversely affect our operating results.
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
Efforts may be made from time to time to unionize portions of our global workforce. In addition, we may be subject to strikes or work stoppages and other labor disruptions in the future. Unionization efforts, collective bargaining agreements or work stoppages could materially increase our costs, reduce our net revenues or limit our operational flexibility.
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
Our company has intercompany transactions with our subsidiaries and consequently closely monitors the appropriateness of our transfer pricing policies and compliance therewith. The global transfer pricing environment, including with respect to operational and reporting requirements, is continuously evolving and subject to input from multiple sources and jurisdictions. These complexities require management to closely monitor new developments, which it does.
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

Furthermore, there can be no assurance that our employees, contractors and agents will comply with the policies and procedures we establish regarding data privacy and data security, particularly as we expand our operations through organic growth and acquisitions. While our employees may violate our policies and procedures, we remain responsible for, and obligated to implement, policies and procedures and enter into contracts with service providers that require appropriate protection. Any violations could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products in one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, results of operations and financial condition.

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

Our solutions and products enable us to collect, manage and store a wide range of data related to fleet management such as mobile asset location and fuel usage, speed and mileage. We obtain our data from a variety of sources, including our customers and third-party providers. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal data, as well as requirements that must be followed if a breach of such personal data occurs. The European Union and the United Kingdom have adopted legislation (including directives, national laws and regulations) that increase or change the requirements governing data collection, use, storage and disclosure of personal data in these jurisdictions. The current European Union legislation related to data protection is the GDPR, which came into effect on May 25, 2018. We have updated and will continue to evaluate our group data protection and security policies, charters, and procedures to assist in maintaining data privacy and data security in line with international practices.

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

There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. The current and former U.S. administrations have called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including significant new and increased tariffs on goods imported into the United States. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. The tariff became effective in September 2018, with an initial rate of 10% that increased to 25% in May 2019. The current U.S. administration has kept the tariffs in place, however trade negotiations between the U.S. and China continue and there is a possibility that certain product exclusions from the tariffs may be reinstated at some point in the future. Our business may also be affected by tariffs set by countries into which we sell our products, whether as a response to U.S. foreign trade policy or otherwise. In addition, changes in international trade agreements, regulations, restrictions and tariffs, including new tariffs, may increase our operating costs, reduce our margins and make it more difficult for us to compete in the U.S. and overseas markets, and our business, financial condition and results of operations could be adversely impacted.

We have taken actions to mitigate the impact of such tariffs, however, there is no assurance that all such efforts will be successful. These actions include moving our contract manufacturing out of mainland China and working directly with U.S. Customs and Border Protection (“CBP”) to address the harmonized tariff codes used for our products. The majority of our move out of mainland China has been completed in prior years. The inability to mitigate the impact of the recently enacted tariffs, including the inability to obtain favorable results from our efforts with CBP, or any similar future increases in tariffs would increase our costs, and our business, financial condition and results of operations could be adversely affected.

In some cases, the U.S. government’s imposition of trade restrictions involving products sold by certain Chinese manufacturers has caused U.S. wireless carriers to divert business from international providers to us, and accordingly, we have invested resources in satisfying the needs of such customers. If the U.S. government were to remove or reduce such trade restrictions, it could cause such carriers to reduce their business with us and we may be unable to recoup or attain a return on such investments.

On October 28, 2021, the House Rules Committee, under the Biden Administration released new proposed tax legislation under the “Build Back Better Act” (“BBBA”) which contains potential reversals and revisions of key provisions of the 2017 Tax Cuts and Jobs Act. As the BBBA, which was passed by the U.S. House of Representatives in November 2021, is proposed legislation that has not yet been enacted into law, we have not yet determined the impact on our effective tax rate, though we continue to monitor the Biden Administration’s proposals. We are currently unable to predict whether any future changes will occur or the impact of such changes if the legislation is passed into law, including on the U.S. federal income tax considerations relating to the purchase, ownership, and disposition of our common stock.
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
The 2025 Notes are currently convertible at the option of the holders at any time until close of business on the business day immediately preceding the maturity date. The 2025 Notes are convertible into shares of the Company’s common stock at a conversion rate of 79.2896 shares of common stock per $1,000 principal amount of 2025 Notes (which is equivalent to an initial conversion price of $12.61 per share of common stock). The conversion rate is subject to adjustment if certain events occur, but in no event will the conversion rate exceed 95.1474 shares of common stock per $1,000 principal amount of 2025 Notes (which is equivalent to a conversion price of $10.51 per share of common stock). Holders of the 2025 Notes who convert may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in, at our election, either cash or shares of common stock. Approximately $18.5 million of 2025 Notes have been converted as of December 31, 2021. If additional holders of the 2025 Notes elect to convert their 2025 Notes into common stock, or if we elect to settle any interest make-whole payments due upon conversion of the 2025 Notes with shares of common stock, this may cause significant dilution to our existing stockholders. Any sales in the public market of the common stock issued upon such conversion could adversely affect prevailing market prices of our common stock. If we do elect to settle any interest make-whole payments due upon conversion of the 2025 Notes with cash, such payments could adversely affect our liquidity.

Certain provisions in the indenture governing the 2025 Notes (as amended or supplemented, the “Indenture”) could make it more difficult or more expensive for a third party to acquire us and could delay or prevent an otherwise beneficial takeover or takeover attempt. For example, if a takeover would constitute a fundamental change (as defined in the Indenture), holders of the 2025 Notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their 2025 Notes in connection with such takeover. In either case, and in other cases, our obligations under the 2025 Notes and the related Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us.

Future issuances of our common stock to holders of warrants may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.
As of December 31, 2021, we had outstanding warrants to purchase 2,500,000 shares of our common stock. These warrants are generally only exercisable on a cash basis but may be exercised on a cashless basis if and only if a registration statement relating to the issuance of the shares underlying the warrants is not then effective or an exemption from registration is not available for the resale of such shares. Any such net exercise will dilute the ownership interests of existing stockholders without any corresponding benefit to the Company of a cash payment for the exercise price of such warrant.
Ownership of our common stock is concentrated, and as a result, certain stockholders may exercise significant influence over us.
As of December 31, 2021, North Sound Trading, L.P. and Golden Harbor Ltd. (together the “Investors”) and their affiliates own an aggregate of approximately 25.7% of the outstanding shares of our common stock. The Investors and their affiliates also hold approximately $80.4 million of the 2025 Notes (49.7% of the outstanding principal amount). The Indenture relating to the 2025 Notes includes a Section 382 conversion blocker that may prevent the Investors from converting their 2025 Notes unless they receive the prior written approval of our Board of Directors. Assuming the conversion of the 2025 Notes owned by the Investors and their affiliates and the exercise of the warrants also owned by the Investors and their affiliates, the Investors and their affiliates would own approximately 31.4% of the outstanding shares of our common stock. As a result, the Investors have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.

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
As of December 31, 2021, there were 25,000 shares of Series E Fixed-Rate Cumulative Perpetual Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”) outstanding with an aggregate liquidation preference of $25 million. The Series E Preferred Stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holders of common stock or any other junior securities, the Series E Base Amount (as defined below) plus (without duplication) any accrued and unpaid dividends. In the future, we may offer additional shares of Series E Preferred Stock or other equity, equity-linked or debt securities, which may have rights, preferences or privileges senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.
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

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to report our financial results timely and accurately, which could adversely affect investor confidence in us, and in turn, our results of operations and our stock price.
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
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about, among other things, allowance for credit losses, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, royalty costs, accruals relating to litigation and restructuring, income taxes, share-based compensation expense and our ability to continue as a going concern. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price. In addition, new accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future that could adversely affect our reported financial results.
Any changes to the accounting systems or new accounting system implementations may be ineffective or cause delays in our ability to provide timely financial results.
A change in our accounting systems or new accounting system implementations could cause trial balances to be out of balance or hinder the reconciliation of items which are time consuming to diagnose, impacting our ability to provide timely audited and unaudited financial results. Any such change could have a significant impact on the effectiveness of our system of internal controls and could cause a delay in compliance with our reporting obligations, which could adversely affect our business and the trading price of our common stock.
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

We may be exposed to risks related to litigation and administrative proceedings that could materially and adversely affect our business, results of operations and financial condition.
In addition to intellectual property and other claims mentioned above, our business may expose us to litigation and administrative proceedings relating to labor, regulatory, tax proceedings, governmental investigations, tort claims, contractual disputes and criminal prosecution, among other matters, that could materially and adversely affect our business, results of operations, and financial condition. In the context of these proceedings, we may not only be required to pay fines or monetary damages but also be subject to sanctions or injunctions affecting our ability to continue our operations. While we may contest these matters vigorously and make insurance claims when appropriate, litigation and other proceedings are inherently costly and unpredictable, making it difficult to accurately estimate the outcome of actual or potential litigation or proceedings. Although we will establish provisions in accordance with the requirements of GAAP, the amounts that we reserve could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process. In addition, litigation and administrative proceedings can involve significant management time and attention and be expensive, regardless of outcome. During the course of any litigation and administrative proceedings, there may be announcements of the results of hearings and motions and other interim developments. If securities analysts or investors regard these announcements as negative, the trading price of our common stock may decline.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive office is located in Alpharetta, Georgia. Our corporate offices are located in San Diego, California where we lease approximately 25,000 square feet under an arrangement that expires in July 2027 and approximately 13,000 square feet under an arrangement that expires in July 2027. We also currently lease approximately 14,000 square feet in Eugene, Oregon under a lease arrangement that expires in January 2023. We further lease space in various geographic locations abroad primarily for sales and support personnel, for research and development, or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.
Item 3.    Legal Proceedings
We are engaged in legal actions that arise in the ordinary course of our business. In general, while there can be no assurance, we believe that the ultimate outcome of these legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
The disclosure in Part IV Item 15 Note 11. Commitments and Contingencies, in the accompanying consolidated financial statements includes a discussion of our legal proceedings and is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Data
Shares of our common stock are currently quoted and traded on The Nasdaq Global Select Market under the symbol “INSG”.
Number of Stockholders of Record
As of February 22, 2022, there were approximately 20 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Unregistered Sales of Equity Securities
None, except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Purchases of Equity Securities
None.

Item 6.    Reserved

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
Business Segment Reporting
We do not provide separate segment reporting for our various lines of business. Our Chief Executive Officer, who is also our Chief Operating Decision Maker, evaluates the business as a single entity and reviews financial information and makes business decisions based on the overall results of the business. As such, our operations constitute a single operating segment and one reportable segment.
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
We anticipate introducing additional products during the next twelve months, including SaaS and additional service offerings, industrial IoT hardware and services, and other mobile and fixed wireless devices targeting the emerging 5G market. We continue to develop and maintain strategic relationships with service providers and other wireless industry leaders such as Verizon Wireless, T-Mobile and Qualcomm. Through strategic relationships, we have been able to maintain market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.
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

Results of Operations
The following table sets forth our consolidated statements of operations in dollars (in thousands) and expressed as a percentage of net revenues, derived from the accompanying consolidated financial statements for the periods indicated.

	Year Ended December 31,
	2021		2020		2019

Net revenues:
IoT & Mobile Solutions	$217,984	83.1%	$261,169	83.2%	$160,873	73.3%
Enterprise SaaS Solutions	44,415	16.9%	52,663	16.8%	58,623	26.7%
Total net revenues	262,399	100.0%	313,832	100.0%	219,496	100.0%
Cost of net revenues:
IoT & Mobile Solutions	168,604	64.3%	202,421	64.5%	132,980	60.6%
Enterprise SaaS Solutions	17,870	6.8%	20,568	6.6%	22,545	10.3%
Total cost of net revenues	186,474	71.1%	222,989	71.1%	155,525	70.9%
Gross profit	75,925	28.9%	90,843	28.9%	63,971	29.1%
Operating costs and expenses:
Research and development	52,673	20.1%	44,953	14.3%	23,853	10.9%
Sales and marketing	38,234	14.6%	35,750	11.4%	28,914	13.2%
General and administrative	28,250	10.8%	30,689	9.8%	27,327	12.4%
Amortization of purchased intangible assets	2,092	0.8%	3,175	1.0%	3,421	1.6%
Impairment of capitalized software	1,197	0.5%	1,410	0.4%	—	—%
Total operating costs and expenses	122,446	46.7%	115,977	37.0%	83,515	38.0%
Operating loss	(46,521)	(17.7)%	(25,134)	(8.0)%	(19,544)	(8.9)%
Other income (expense):
Gain on sale of Ctrack South Africa	5,262	2.0%	—	—%	—	—%
Loss on debt conversion and extinguishment, net	(432)	(0.2)%	(76,354)	(24.3)%	—	—%
Interest expense, net	(6,874)	(2.6)%	(9,942)	(3.2)%	(20,381)	(9.3)%
Other income, net	845	0.3%	992	0.3%	351	0.2%
Loss before income taxes	(47,720)	(18.2)%	(110,438)	(35.2)%	(39,574)	(18.0)%
Income tax provision	191	0.1%	748	0.2%	536	20.0%
Net loss	(47,911)	(18.3)%	(111,186)	(35.4)%	(40,110)	(18.2)%
Less: Net income attributable to noncontrolling interests	(214)	(0.1)%	(29)	—%	(15)	—%
Net loss attributable to Inseego Corp.	(48,125)	(18.3)%	(111,215)	(35.4)%	(40,125)	(18.2)%
Series E preferred stock dividends	(4,243)	(1.6)%	(2,904)	(0.9)%	(361)	(0.2)%
Net loss attributable to common stockholders	$(52,368)	(20.0)%	$(114,119)	(36.4)%	$(40,486)	(18.4)%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net revenues. Net revenues for the year ended December 31, 2021 were $262.4 million, a decrease of $51.4 million, or 16.4%, compared to the same period in 2020.
The following table summarizes net revenues by our two product categories (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2021	2020	$	%
IoT & Mobile Solutions	$217,984	$261,169	$(43,185)	(16.5)%
Enterprise SaaS Solutions	44,415	52,663	(8,248)	(15.7)%
Total	$262,399	$313,832	$(51,433)	(16.4)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions net revenues is primarily due to decreases in our enterprise and carrier offerings, and lower sales of LTE gigabit hotspots as the COVID-19 pandemic demand eased, partially offset by increased sales of our second-generation 5G hotspot related to our MiFi business and increased revenues in our Inseego Subscribe business due to subscriber growth.
Enterprise SaaS Solutions. Enterprise SaaS Solutions net revenues decreased year-over-year as a result of the divestiture of Ctrack South Africa as of July 30, 2021. SaaS revenue was no longer generated in Africa, Pakistan or the Middle East beginning in August 2021. See Part IV Item 15 Note 5. Business Divestiture. Following the divestiture of Ctrack South Africa, we continue to provide telematics solutions in the rest of the world, including in Europe and Australia. Such impact was partially offset by an increase in Enterprise SaaS Solutions net revenue throughout the rest of the world as a result of the lifting of COVID-19 related installation restrictions during fiscal 2021.
Cost of net revenues. Cost of net revenues for the year ended December 31, 2021 was $186.5 million, or 71.1% of net revenues, compared to $223.0 million, or 71.1% of net revenues, for the same period in 2020.
The following table summarizes cost of net revenues by our two product categories (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2021	2020	$	%
IoT & Mobile Solutions	$168,604	$202,421	$(33,817)	(16.7)%
Enterprise SaaS Solutions	17,870	20,568	(2,698)	(13.1)%
Total	$186,474	$222,989	$(36,515)	(16.4)%
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions cost of net revenues is primarily a result of lower sales of LTE gigabit hotspots.
Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues decreased as a result of the divestiture of Ctrack South Africa on July 30, 2021. See Part IV Item 15 Note 5. Business Divestiture.
Gross profit. Gross profit for the year ended December 31, 2021 was $75.9 million, or a gross margin of 28.9%, compared to $90.8 million, or a gross margin of 28.9%, for the same period in 2020. The gross margin percentage remained stable due to an unfavorable product mix and a decrease in Enterprise SaaS Solutions as a result of the divestiture of Ctrack South Africa which has a higher gross margin, offset by higher Inseego Subscribe revenue.
The following table summarizes operating costs and expenses (dollars in thousands):

	Year Ended December 31,		Change
Operating costs and expenses	2021	2020	$	%
Research and development	$52,673	$44,953	$7,720	17.2%
Sales and marketing	38,234	35,750	2,484	6.9%
General and administrative	28,250	30,689	(2,439)	(7.9)%
Amortization of purchased intangible assets	2,092	3,175	(1,083)	(34.1)%
Impairment of capitalized software	1,197	1,410	(213)	(15.1)%
Total	$122,446	$115,977	$6,469	5.6%

Research and development expenses. Research and development expenses for the year ended December 31, 2021 were $52.7 million, or 20.1% of net revenues, compared to $45.0 million, or 14.3% of net revenues, for the same period in 2020. The increase was primarily a result of increased staffing, test units, and other development spending related to 5G product programs.
Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2021 were $38.2 million, or 14.6% of net revenues, compared to $35.8 million, or 11.4% of net revenues, for the same period in 2020. The increase was primarily a result of higher spend on the marketing of our 5G products. The increase in sales and marketing expenses was partially offset by a decrease in payroll costs for Ctrack South Africa employees, given the divestiture that was completed on July 30, 2021. See Part IV Item 15. Note 5. Business Divestiture.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2021 were $28.3 million, or 10.8% of net revenues, compared to $30.7 million, or 9.8% of net revenues, for the same period in 2020. The decrease was primarily due to the decrease in payroll costs for Ctrack South Africa employees, given the divestiture that was completed on July 30, 2021. See Part IV Item 15. Note 5. Business Divestiture. The decrease in general and administrative expenses was partially offset by the impact of bonus grants to employees who contributed to completion of the Ctrack South Africa sale. See Part IV Item 15. Note 9. Share-based Compensation in the accompanying consolidated financial statements for further information.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the years ended December 31, 2021 and 2020 was $2.1 million and $3.2 million, respectively. The decrease was related to the divestiture of Ctrack South Africa as well as certain purchased intangibles becoming fully amortized for the year ended December 31, 2021.
Impairment of capitalized software. For the years ended December 31, 2021 and 2020, we recorded losses of $1.2 million and $1.4 million, respectively, on capitalized software development costs related to an internal enterprise resource planning project.
The following table summarizes other income (expense) (dollars in thousands):

	Year Ended December 31,		Change
Other income (expense)	2021	2020	$	%
Gain on sale of Ctrack South Africa	$5,262	$—	$5,262	100.0%
Loss on debt conversion and extinguishment, net	(432)	(76,354)	75,922	(99.4)%
Interest expense, net	(6,874)	(9,942)	3,068	(30.9)%
Other income, net	845	992	(147)	(14.8)%
Total	$(1,199)	$(85,304)	$84,105	(98.6)%
Gain on sale of Ctrack South Africa. Gain on sale of Ctrack South Africa during the year ended December 31, 2021 was $5.3 million, related to the gain recognized on sale of Ctrack South Africa, while there was no such gain for the same period in fiscal 2020.
Loss on debt conversion and extinguishment, net. The loss on debt conversion and extinguishment, net for each of the years ended December 31, 2021 and 2020 was $0.4 million and $76.4 million, respectively. These amounts represent the loss on debt conversion of the 2025 Notes during fiscal 2021 and the debt conversion and extinguishment of the 2022 Notes during fiscal 2020, respectively.
Interest expense, net. Interest expense, net, for the years ended December 31, 2021 and 2020 was $6.9 million and $9.9 million, respectively. The decrease in interest expense was primarily due to the lower interest rate on the 2025 Notes, as compared to the 2022 Notes and our previous term loan, partially offset by the higher principal amount of the 2025 Notes.
Other income, net. Other income, net, for the year ended December 31, 2021 was $0.8 million, which primarily included the fair value adjustment related to our interest make-whole payment on the 2025 Notes as well as foreign currency transaction gains and losses. Other income, net for the same period in 2020 was $1.0 million, which primarily consisted of the fair value adjustment related to our interest make-whole payment on the 2025 Notes as well as foreign currency transaction gains and losses.

The following table summarizes income tax provision, net income attributable to noncontrolling interests, and Series E preferred stock dividends and deemed dividends from the preferred stock exchange (dollars in thousands):

	Year Ended December 31,		Change
	2021	2020	$	%
Income tax provision	$191	$748	$(557)	(74.5)%
Net income attributable to noncontrolling interests	(214)	(29)	(185)	637.9%
Series E preferred stock dividends and deemed dividends from the preferred stock exchange	(4,243)	(2,904)	(1,339)	46.1%
Income tax provision. Income tax provision for the years ended December 31, 2021 and 2020 was $0.2 million and $0.7 million, respectively, which, in each case, primarily related to certain of our profitable subsidiaries in foreign jurisdictions. The effective tax rate for the year ended December 31, 2021 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated during the year and certain profitable foreign subsidiaries.
Net income attributable to noncontrolling interests. For the years ended December 31, 2021 and 2020 there was $214,000 and $29,000, respectively, of net income attributable to noncontrolling interests.
Series E Preferred Stock dividends and deemed dividend from the preferred stock exchange. During the years ended December 31, 2021 and 2020, we recorded dividends of $4.2 million and $2.9 million, respectively, on our Series E Preferred Stock. The increase was primarily attributable to the impact of the deemed dividend of $1.1 million as part of the preferred stock exchange, offset by a decrease in the recurring preferred stock dividends as 10,000 shares of Series E Preferred Stock were extinguished in September 2021, resulting in a lower preferred stock dividends accrued through the end of 2021. See Part IV Item 15. Note 8. Stockholders’ Equity in the accompanying consolidated financial statements for further information.
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
The following table summarizes operating costs and expenses (dollars in thousands):

	Year Ended December 31,		Change
Operating costs and expenses	2020	2019	$	%
Research and development	$44,953	$23,853	$21,100	88.5%
Sales and marketing	35,750	28,914	6,836	23.6%
General and administrative	30,689	27,327	3,362	12.3%
Amortization of purchased intangible assets	3,175	3,421	(246)	(7.2)%
Impairment of capitalized software	1,410	—	1,410	100.0%
Total	$115,977	$83,515	$32,462	38.9%
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
Impairment of capitalized software. During the year ended December 31, 2020, we recorded a loss of $1.4 million on capitalized software development costs. There was no such expense for the same period in 2019.

The following table summarizes other income (expense) (dollars in thousands):

	Year Ended December 31,		Change
Other income (expense)	2020	2019	$	%
Loss on debt conversion and extinguishment, net	$(76,354)	$—	$(76,354)	100.0%
Interest expense, net	(9,942)	(20,381)	10,439	(51.2)%
Other income, net	992	351	641	182.6%
Total	$(85,304)	$(20,030)	$(65,274)	325.9%
Loss on debt conversion and extinguishment, net. During the year ended December 31, 2020, we recorded a loss of $76.4 million, which primarily represents the loss on debt conversion and extinguishment of the 2022 Notes, including a $7.9 million inducement expense incurred in connection with certain conversions of the 2022 Notes, and a $67.2 million loss recorded on debt conversion of the 2025 Notes. There was no such expense for the same period in 2019.
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
Other income, net. Other income, net, for the year ended December 31, 2020 was $1.0 million, which primarily included the fair value adjustment related to our interest-make-whole payment on the 2025 Notes as well as foreign currency transaction gains and losses. Other income, net for the same period in 2019 was $0.4 million, which primarily consisted of foreign currency transaction gains and losses.
The following table summarizes income tax provision, net income attributable to noncontrolling interests, and Series E preferred stock dividends and deemed dividends from the preferred stock exchange (dollars in thousands):

	Year Ended December 31,		Change
	2020	2019	$	%
Income tax provision	$748	$536	$212	39.6%
Net income attributable to noncontrolling interests	(29)	(15)	(14)	93.3%
Series E preferred stock dividends and deemed dividends from the preferred stock exchange	(2,904)	(361)	(2,543)	704.4%
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
Net income attributable to noncontrolling interests. For the years ended December 31, 2020 and 2019 there was $0.03 million and $0.02 million, respectively, of net income or loss attributable to noncontrolling interests.
Series E Preferred Stock dividends. During the year ended December 31, 2020 and 2019, we recorded $2.9 million and $0.4 million, respectively, of accrued Series E Preferred Stock dividends.

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. As of December 31, 2021, we had cash and cash equivalents of $46.5 million, as well as $3.3 million of restricted cash that will become available in July 2022, compared with cash and cash equivalents of $40.0 million as of December 31, 2020. As of December 31, 2021, we had working capital of $52.8 million compared to working capital as of December 31, 2020 of $38.4 million.
On July 30, 2021, we completed the sale of our Ctrack South Africa operations in Africa, Pakistan and the Middle East. Initial cash proceeds of $36.6 million were received. Net cash proceeds received were $31.5 million, net of cash divested of $5.0 million. Final cash proceeds were subject to certain post-closing working capital adjustments which totaled $2.6 million, out of which $2.2 million was received on October 29, 2021, and the remaining $0.4 million was offset with our existing accounts payable balance to an affiliate of Convergence, an investment management firm in South Africa.
On January 25, 2021, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which we may offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of our common stock (the “ATM Offering”) pursuant to the Company’s Registration Statement on Form S-3ASR (File No. 333-238057), which was filed with the Securities and Exchange Commission on May 7, 2020 and amended on February 14, 2022. In January 2021, we sold 1,516,073 shares of common stock, at an average price of $20.11 per share, for net proceeds of $29.4 million, after deducting underwriter fees and discounts of $0.9 million, and other offering fees, pursuant to the ATM Offering. As of December 31, 2021, there was approximately $9.5 million of shares of our common stock available for issuance pursuant to the ATM Offering.
During the quarter ended September 30, 2020, certain holders of the 2025 Notes converted approximately $13.5 million in principal amount of the 2025 Notes into 1,177,156 shares of the Company’s common stock in accordance with the terms of such notes. As of December 31, 2021, our outstanding debt primarily consisted of $161.9 million in principal amount of 2025 Notes.
In the first quarter of 2020, $59.9 million of our 2022 Notes were exchanged for common stock in private exchange transactions. Additionally, in the second quarter of 2020, we restructured our outstanding debt by completing a $100.0 million registered public offering (the “Offering”) of 2025 Notes and also entered into privately-negotiated Exchange Agreements, pursuant to which an aggregate of $45.0 million in principal amount of the 2022 Notes were exchanged for an aggregate of $32.0 million in cash and $80.4 million in principal amount of the 2025 Notes (the “Private Exchange Transactions”). We also used a portion of the proceeds from the Offering to repay in full our previous term loan. In the third quarter of 2020, we redeemed the remaining $2,000 principal amount of the 2022 Notes.
In order to make continued growth investments, on March 6, 2020, we issued and sold 25,000 shares of our Series E Preferred Stock, for an aggregate purchase price of $25.0 million. There are currently 25,000 shares of Series E Preferred Stock outstanding with an aggregate liquidation preference of $25 million. Each share of Series E Preferred Stock entitles the holder thereof to receive, when, as and if declared by the Company out of assets legally available therefor, cumulative cash dividends at an annual rate of 9.00% payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on October 1, 2019. If dividends are not declared and paid in any quarter, or if such dividends are declared but holders of the Series E Preferred Stock elect not to receive them in cash, the quarterly dividend will be deemed to accrue and will be added to the Series E Base Amount. The Series E Preferred Stock has no voting rights unless otherwise required by law. The Series E Preferred Stock is perpetual and has no maturity date. However, we may, at our option, redeem shares of the Series E Preferred Stock, in whole or in part, on or after July 1, 2022, at a price equal to 110% of the Series E Base Amount plus (without duplication) any accrued and unpaid dividends. The “Series E Base Amount” means $1,000 per share, plus any accrued but unpaid dividends, whether or not declared by the Company’s board of directors, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series E Preferred Stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holders of common stock or any other junior securities, the Series E Base Amount plus (without duplication) any accrued and unpaid dividends.
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

Our liquidity could be compromised if there is any interruption in our business operations, a material failure to satisfy our contractual commitments or a failure to generate revenue from new or existing products. There can be no assurance that any required or desired restructuring or financing will be available on terms favorable to us, or at all. Ultimately, our ability to attain profitability and to generate positive cash flow is dependent upon achieving a level of revenues adequate to support our evolving cost structure and increasing working capital needs. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to raise additional capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. There can be no assurance that any required or desired restructuring or financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, Company stockholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of the Company’s common stock. If additional funds are raised by the issuance of debt securities, we may be subject to additional limitations on our operations. Additionally, we are uncertain of the full extent to which the COVID-19 pandemic will impact our business, operations and financial results.

Settlement Agreement
Pursuant to the amended merger agreement with respect to our acquisition of R.E.R. Enterprises, Inc. (“RER”) and its wholly-owned subsidiary and principal operating asset, Feeney Wireless, LLC (which has been renamed Inseego North America, LLC), we agreed to pay a total of $15.0 million in deferred purchase price in five cash installments over a four-year period, beginning in March 2016. We also agreed to provide earn-out consideration to the former stockholders of RER in the form of $6.1 million in cash over a four-year period, beginning in March 2016, and issuance of up to 2,920,000 shares of our common stock in three equal annual installments, beginning in March 2016, contingent upon retention of certain key personnel of RER.
On May 11, 2017, we initiated a lawsuit against the former stockholders of RER in the Court of Chancery of the State of Delaware seeking recovery of damages for civil conspiracy, fraud in the inducement, unjust enrichment and breach of fiduciary duty. On January 16, 2018, the former stockholders of RER filed an answer and counterclaim in the matter seeking recovery of certain deferred and earn-out payments allegedly owed to them by the Company in connection with the Company’s acquisition of RER. On July 26, 2018, the Company and the former stockholders of RER entered into a mutual general release and settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to release all claims against each other and we agreed to (i) pay the former stockholders of RER $1.0 million in cash by August 17, 2018, (ii) immediately instruct our transfer agent to permit the transfer or sale of 973,333 shares of the Company’s common stock that the Company had issued to the former stockholders of RER in March 2017, (iii) immediately issue 500,000 shares of the Company’s common stock to the former stockholders of RER, (iv) within 12 months following the execution of the Settlement Agreement, deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, (v) within 24 months following the execution of the Settlement Agreement deliver to the former stockholders of RER an additional $1.0 million in cash, common stock, or a combination thereof, at the Company’s option, and (vi) file one or more registration statements with respect to the resale of the shares of the Company’s common stock issued to the former stockholders of RER pursuant to the Settlement Agreement. On July 24, 2020, the Company issued 89,928 shares in satisfaction of all remaining liabilities under the Settlement Agreement.
Historical Cash Flows
The following table summarizes our consolidated statements of cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash (used in) provided by operating activities	$(25,212)	$20,050	$(17,999)
Net cash provided by (used in) investing activities	6,078	(34,713)	(28,213)
Net cash provided by financing activities	29,921	42,081	27,469
Effect of exchange rates on cash	(990)	523	(259)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,797	27,941	(19,002)
Cash, cash equivalents and restricted cash, beginning of period	40,015	12,074	31,076
Cash, cash equivalents and restricted cash, end of period	$49,812	$40,015	$12,074

Operating activities. Net cash used in operating activities was $25.2 million for the year ended December 31, 2021 compared to net cash provided by operating activities of $20.1 million for the same period in 2020. Net cash used in operating activities for the year ended December 31, 2021 was primarily attributable to the net cash used by changes in working capital, and the adjustments to the net loss such as share-based compensation expense, depreciation and amortization, including the amortization of debt discount and debt issuance costs, partially offset by the gain on sale of Ctrack South Africa and a non-cash fair value adjustment on derivative instrument. Net cash provided by operating activities for the year ended December 31, 2020 was primarily attributable to non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, and share-based compensation expense as add backs to the net loss incurred during the period. Net cash used in operating activities for the year ended December 31, 2019 was primarily attributable to the net losses incurred during the period, partially offset by non-cash charges for depreciation and amortization, including the amortization of debt discount and debt issuance costs, and share-based compensation expense.
Investing activities. Net cash provided by investing activities during the year ended December 31, 2021 was $6.1 million compared to $34.7 million used in investing activities for the same period in 2020. Cash provided by investing activities during the year ended December 31, 2021 was primarily from the proceeds from sale of Ctrack South Africa, partially offset by purchases of intangible assets and additions to capitalized software, as well as purchases of property, plant and equipment. Cash used in investing activities during the year ended December 31, 2020 was primarily related to the purchases of property, plant and equipment and capitalization of certain costs related to the development of software to be sold in our products, in large part due to the increase in development in support of 5G products and services as well as certain internally developed software projects. Cash used in investing activities during the same period in 2019 was primarily attributable to the purchases of property, plant and equipment and the capitalization of certain costs related to the development of software to be sold in our products.
Financing activities. Net cash provided by financing activities during the year ended December 31, 2021 was $29.9 million, compared to net cash provided by financing activities of $42.1 million for the same period in 2020. Net cash provided by financing activities during the year ended December 31, 2021 was primarily related to net proceeds received from the ATM Offering, stock option exercises and purchases through our employee stock purchase plan, partially offset by principal payments under finance lease arrangements. Net cash provided by financing activities during the year ended December 31, 2020 was primarily attributable to the proceeds received from the issuance and sale of Series E Preferred Stock and the exercise of warrants to purchase common stock, as well as proceeds received from stock option exercises and purchases made under the employee stock purchase plan, partially offset by net repayments of bank and overdraft facilities, principal payments under our previous term loan and taxes paid on vested restricted stock units. Net cash provided by financing activities during the year ended December 31, 2019 was primarily attributable to the proceeds received from the issuance and sale of Series E Preferred Stock and the exercise of warrants to purchase common stock, as well as proceeds received from stock option exercises and purchases made under the employee stock purchase plan, partially offset by net repayments of bank and overdraft facilities, principal payments under our previous term loan and taxes paid on vested restricted stock units.

Contractual Obligations

In order to mitigate the risk of material shortages and price increases, we enter into non-cancellable purchase obligations with certain key contract manufacturers for the purchase of goods and services in the three to four quarters following the balance sheet date. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2021, our material contractual obligations consisted of the following:

•$161.9 million in outstanding principal amount of 2025 Notes with required interest payments; see Part IV Item 15 Note 6. Debt;
•operating lease liabilities that are included on our consolidated balance sheet; see Part IV Item 15 Note 12. Leases; and
•other non-cancellable unconditional purchase obligations; see Part IV Item 15 Note 11. Commitments and Contingencies.

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

Software Development Costs for External Use
Software development costs for external use are expensed as incurred until technological feasibility has been established, at which time those costs are capitalized as intangible assets until the software is available for general release to customers.
The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries, other direct payroll-related costs and payments to third party vendors.
Capitalized software development costs are amortized on a straight-line basis over the estimated economic life. Costs incurred to enhance existing software or after the software is available for general release to customers are expensed in the period they are incurred and included in research and development expense in the consolidated statements of operations. The straight-line recognition method approximates the manner in which the expected benefit will be derived. At each balance sheet date, the unamortized capitalized software development costs for external use is compared to the net realizable value of that product by analyzing critical inputs such as expected future lifetime revenue. The amount by which unamortized software costs exceed the net realizable value, if any, is recognized as a charge to amortization expense in the period it is determined.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

2025 Notes and Embedded Derivative

Our total fixed-rate borrowings under the 2025 Notes as of December 31, 2021 and 2020 were $161.9 million and $166.9 million, respectively. We record all of our fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the values that we report for these senior notes on our consolidated financial statements. As of December 31, 2021 and 2020, we had no variable-rate borrowings.

The 2025 Notes include an embedded derivative which was marked to fair value at December 31, 2021 and 2020 of $0.9 million and $4.9 million, respectively. The fair value inputs to the derivative valuation include dividend yield, term, volatility, stock price, and risk-free rate. Consequently we may incur gains and losses on the derivative as changes occur in the stock price, volatility, and risk-free rate at each reporting period. Additional details regarding our 2025 Notes and the embedded derivative are included in Item IV Part 15 Note 4. Fair Value Measurement of Assets and Liabilities and Note 6. Debt in this Annual Report on Form 10-K.

Currency Risk

Foreign Currency Transaction Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our revenue is denominated in U.S. Dollars, and therefore, our revenue is not directly subject to foreign currency risk. However, as we have operations in foreign countries, primarily in Europe, a stronger U.S. Dollar could make our products and services more expensive in foreign countries and therefore reduce demand. A weaker U.S. Dollar could have the opposite effect. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are also influenced by many other factors.
For the fiscal year ended December 31, 2021, sales denominated in foreign currencies were approximately 17.9% of total revenue. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the U.S. and to a lesser extent in Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign functional currencies consist of the South African Rand, pound sterling, Euro, and Australian Dollar (collectively, the “Foreign Functional Currencies”). For the twelve months ended December 31, 2021, a hypothetical 10% change in Foreign Functional Currency exchange rates would have increased or decreased our revenue by approximately $4.4 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements. With the completion of Ctrack South Africa divestiture in July 2021, our foreign currency transaction risk is expected to decrease.

Foreign Currency Translation Risk

Fluctuations in foreign currencies impact the amount of total assets, liabilities, earnings and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars for, and as of the end of, each reporting period. In particular, the strengthening of the U.S. Dollar generally will reduce the reported amount of our foreign-denominated cash, cash equivalents, marketable securities, total revenues and total expense that we translate into U.S. Dollars and report in our consolidated financial statements for, and as of the end of, each reporting period. With the completion of the Ctrack South Africa divestiture in July 2021, our foreign currency translation risk is expected to decrease.
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
As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Marcum LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2021. Their report on the effectiveness of the Company’s internal control over financial reporting is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of Inseego Corp.

Opinion on Internal Control over Financial Reporting

We have audited Inseego Corp.'s (the “Company”) internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2021 and 2020 and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows and the related notes for each of the three years in the period ended December 31, 2021 of the Company, and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ Marcum LLP

Marcum LLP
Philadelphia, Pennsylvania
March 1, 2022

Item 9B.    Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Items 10, 11, 12, 13 and 14.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders or an amendment to this report, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.
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
(a)(3)    Exhibits
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

2.2
First Addendum dated March 17, 2021 to the Share Purchase Agreement dated February 24, 2021 between Main Street 1816 Proprietary Limited (in the process of being renamed Convergence CTSA Proprietary Limited) and Inseego Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 30, 2021.)

2.3
Second Addendum dated April 30, 2021 to the Share Purchase Agreement dated February 24, 2021 between Main Street 1816 Proprietary Limited (in the process of being renamed Convergence CTSA Proprietary Limited) and Inseego Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2021).

2.4
Third Addendum dated June 30, 2021 to the Share Purchase Agreement dated February 24, 2021 between Main Street 1816 Proprietary Limited (in the process of being renamed Convergence CTSA Proprietary Limited) and Inseego Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2021.)

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

4.1	Form of Inseego Corp. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 9, 2016).

4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 1, 2021).

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

Exhibit No.	Description
4.5	Form of 3.25% convertible senior note due 2025 (incorporated by reference Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 10, 2020).

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

10.4*	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.5*	Employment Offer Letter, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.6*	Indemnification Agreement, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.7*
Amendment to Offer Letter, dated October 26, 2017, by and between the Company and Dan Mondor (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.8*	Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.9*
Form of Nonstatutory Stock Option Agreement under the Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.10*	Amended Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 30, 2021).

10.11
Securities Purchase Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.12
Securities Purchase Agreement, dated August 9, 2019, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 13, 2019).

10.13
Securities Purchase Agreement, dated March 6, 2020, by and among Inseego Corp. and the Investor identified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2020).

10.14
Assignment and License Agreement, dated as of February 24, 2021, by and between Inseego Corp. and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

10.15
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

Exhibit No.	Description
10.17
Equity Distribution Agreement, dated as of January 25, 2021, by and between Inseego Corp. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 26, 2021).

10.18*
Amended and Restated Change in Control and Severance Agreement, dated June 7, 2021, by and between the Company and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 10, 2021).

10.19*
Independent Contractor Services Agreement, dated as of August 5, 2021, by and between the Company and TechCXO, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 5, 2021).

10.20*	Offer Letter dated October 13, 2021 between Inseego Corp. and Robert G. Barbieri. (incorporated by reference to Exhibit 10.1 to the Company’s Current on Form 8-K/A, filed October 26, 2021).

10.21*
Form of Inducement Stock Option Agreement, by and between Inseego Corp. and Robert G. Barbieri (incorporated by reference to Exhibit 10.2 to the Company’s Current on Form 8-K/A, filed October 26, 2021).

10.22*
Change in Control Agreement dated October 25, 2021 between Inseego Corp. and Robert G. Barbieri (incorporated by reference to Exhibit 10.3 to the Company’s Current on Form 8-K/A, filed October 26, 2021).

10.23
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

(b) See Item 15(a)(3) above.
(c) See Item 15(a)(2) above.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2022	INSEEGO CORP.

	By	/s/ Dan Mondor
Dan Mondor
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dan Mondor	Chief Executive Officer (Principal Executive Officer and Director)	March 1, 2022
Dan Mondor

/s/ Robert G. Barbieri	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022
Robert G. Barbieri

/s/ Christopher Harland	Director	March 1, 2022
Christopher Harland

/s/ Christopher Lytle	Director	March 1, 2022
Christopher Lytle

/s/ Jeffrey Tuder	Director	March 1, 2022
Jeffrey Tuder

/s/ James B. Avery	Director	March 1, 2022
James B. Avery

/s/ Stephanie Bowers	Director	March 1, 2022
Stephanie Bowers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Inseego Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inseego Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 1, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Philadelphia, Pennsylvania

March 1, 2022

INSEEGO CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$46,474	$40,015
Restricted cash	3,338	—
Accounts receivable, net of allowances of $408 and $1,384, respectively	26,781	29,940
Inventories	37,402	33,952
Prepaid expenses and other	13,624	10,201
Total current assets	127,619	114,108
Property, plant and equipment, net of accumulated depreciation of $26,692 and $21,715, respectively	8,102	13,699
Rental assets, net of accumulated depreciation of $5,392 and $15,754, respectively	4,575	6,109
Intangible assets, net of accumulated amortization of $48,404 and $63,020, respectively	46,995	51,487
Goodwill	20,336	32,511
Right-of-use assets, net	7,839	9,092
Other assets	377	388
Total assets	$215,843	$227,394
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	48,577	52,339
Accrued expenses and other current liabilities	26,253	23,373
Total current liabilities	74,830	75,712
Long-term liabilities:
2025 Notes, net	157,866	165,147
Deferred tax liabilities, net	852	4,505
Other long-term liabilities	7,149	9,929
Total liabilities	240,697	255,293
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 shares designated, respectively, 25,000 and 35,000 shares issued and outstanding, respectively, liquidation preference of $1,000 per share (plus any accrued but unpaid dividends)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 105,380,533 and 99,399,029 shares issued and outstanding, respectively	105	99
Additional paid-in capital	770,619	711,487
Accumulated other comprehensive loss	(8,531)	(6,972)
Accumulated deficit	(787,047)	(732,422)
Total stockholders’ deficit attributable to Inseego Corp.	(24,854)	(27,808)
Noncontrolling interests	—	(91)
Total stockholders’ deficit	(24,854)	(27,899)
Total liabilities and stockholders’ deficit	$215,843	$227,394
See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenues:
IoT & Mobile Solutions	$217,984	$261,169	$160,873
Enterprise SaaS Solutions	44,415	52,663	58,623
Total net revenues	262,399	313,832	219,496
Cost of net revenues:
IoT & Mobile Solutions	168,604	202,421	132,980
Enterprise SaaS Solutions	17,870	20,568	22,545
Total cost of net revenues	186,474	222,989	155,525
Gross profit	75,925	90,843	63,971
Operating costs and expenses:
Research and development	52,673	44,953	23,853
Sales and marketing	38,234	35,750	28,914
General and administrative	28,250	30,689	27,327
Amortization of purchased intangible assets	2,092	3,175	3,421
Impairment of capitalized software	1,197	1,410	—
Total operating costs and expenses	122,446	115,977	83,515
Operating loss	(46,521)	(25,134)	(19,544)
Other income (expense):
Gain on sale of Ctrack South Africa	5,262	—	—
Loss on debt conversion and extinguishment, net	(432)	(76,354)	—
Interest expense, net	(6,874)	(9,942)	(20,381)
Other income, net	845	992	351
Loss before income taxes	(47,720)	(110,438)	(39,574)
Income tax provision	191	748	536
Net loss	(47,911)	(111,186)	(40,110)
Less: Net income attributable to noncontrolling interests	(214)	(29)	(15)
Net loss attributable to Inseego Corp.	(48,125)	(111,215)	(40,125)
Series E preferred stock dividends and deemed dividends from the preferred stock exchange	(4,243)	(2,904)	(361)
Net loss attributable to common stockholders	$(52,368)	$(114,119)	$(40,486)
Per share data:
Net loss per common share:
Basic and diluted	$(0.51)	$(1.19)	$(0.52)
Weighted-average shares used in computation of net loss per common share:
Basic and diluted	103,246,308	96,111,547	78,322,496
See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(47,911)	$(111,186)	$(40,110)
Foreign currency translation adjustment	(3,167)	(3,093)	998
Release of cumulative foreign currency translation adjustments as a result of the sale of Ctrack South Africa	1,608	—	—
Total comprehensive loss	(49,470)	(114,279)	(39,112)
Comprehensive income attributable to noncontrolling interests	(214)	(29)	(15)
Comprehensive loss attributable to Inseego Corp.	$(49,684)	$(114,308)	$(39,127)

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	73,980	$74	$546,230	$(577,817)	$(4,877)	$(135)	$(36,525)
Net Loss	—	—	—	—	—	(40,125)	—	15	(40,110)
Foreign currency translation adjustment	—	—	—	—	—	—	998	—	998
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	2,254	2	3,263	—	—	—	3,265
Issuance of Series E preferred stock	10	—	—	—	10,000	—	—	—	10,000
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(1,269)	—	—	—	(1,269)
Exercise of warrants	—	—	5,477	6	17,536	—	—	—	17,542
Issuance of common shares	—	—	263	—	1,439	—	—	—	1,439
Share-based compensation	—	—	—	—	7,302	—	—	—	7,302
Series E preferred stock dividends	—	—	—	—	361	(361)	—	—	—
Balance, December 31, 2019	10	—	81,974	82	584,862	(618,303)	(3,879)	(120)	(37,358)
Net loss	—	—	—	—	—	(111,215)	—	29	(111,186)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,093)	—	(3,093)
Exercise of stock options and vesting of restricted stock units	—	—	2,081	2	5,420	—	—	—	5,422
Issuance of Series E preferred stock	25	—	—	—	25,000	—	—	—	25,000
Issuance of Series E preferred stock in lieu of interest	2	—	—	—	2,330	—	—	—	2,330
Repurchase of Series E preferred stock	(2)	—	—	—	(2,354)	—	—	—	(2,354)
Issuance of common shares in connection with Notes Exchange	—	—	13,739	14	66,074	—	—	—	66,088
Issuance of common shares in connection with conversion of 2025 Notes	—	—	1,177	1	14,353	—	—	—	14,354
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(354)	—	—	—	(354)
Exercise of warrants	—	—	338	—	1,861	—	—	—	1,861
Share-based compensation	—	—	—	—	10,419	—	—	—	10,419
Series E preferred stock dividends	—	—	—	—	2,904	(2,904)	—	—	—
Issuance of common shares under settlement agreement	—	—	90	—	972	—	—	—	972
Balance, December 31, 2020	35	—	99,399	99	711,487	(732,422)	(6,972)	(91)	(27,899)
Net loss	—	—	—	—	—	(48,125)	—	214	(47,911)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,167)	—	(3,167)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	2,512	2	4,763	—	—	—	4,765
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(1,279)	—	—	—	(1,279)

Divestiture of Ctrack South Africa	—	—	—	—	8	(2,497)	1,608	(8)	(889)
Issuance of common shares related to conversion of 2025 Notes	—	—	429	—	5,382	—	—	—	5,382
Issuance of common shares in connection with a public offering, net of issuance costs	—	—	1,516	2	29,368	—	—	—	29,370
Share-based compensation	—	—	—	—	16,649	—	—	—	16,649
Series E preferred stock dividends	—	—	—	—	3,139	(3,139)	—	—	—
Series E preferred stock exchange	(10)	—	1,525	2	1,102	(1,104)	—	—	—
Net noncontrolling interest acquired	—	—	—	—	—	240	—	(115)	125
Balance, December 31, 2021	25	—	105,381	105	770,619	(787,047)	(8,531)	—	(24,854)

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(47,911)	$(111,186)	$(40,110)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25,330	27,946	18,426
Fair value adjustment on derivative instrument	(3,826)	597	—
Provision for bad debts, net of recoveries	401	512	715
Impairment of capitalized software	1,197	1,410	—
Provision for excess and obsolete inventory	657	538	980
Share-based compensation expense	16,649	10,419	7,302
Amortization of debt discount and debt issuance costs	1,495	4,016	9,772
Loss on debt conversion and extinguishment, net	432	76,354	—
Gain on sale of Ctrack South Africa	(5,262)	—	—
Deferred income taxes	(53)	659	(598)
Other	286	667	840
Changes in assets and liabilities, net of effects of divestiture:
Accounts receivable	(1,148)	(10,797)	377
Inventories	(12,494)	(13,336)	(3,077)
Prepaid expenses and other assets	(844)	(3,070)	(901)
Accounts payable	(3,108)	27,087	(12,996)
Accrued expenses, income taxes, and other	2,987	8,234	1,271
Net cash (used in) provided by operating activities	(25,212)	20,050	(17,999)
Cash flows from investing activities:
Acquisition of noncontrolling interest	(116)	—	—
Purchases of property, plant and equipment	(4,928)	(5,736)	(6,621)
Proceeds from the sale of property, plant and equipment	1,338	392	517
Proceeds from sale of Ctrack South Africa, net of cash divested[1]	33,689	—	—
Additions to capitalized software development costs and purchases of intangible assets	(23,905)	(29,369)	(22,109)
Net cash provided by (used in) investing activities	6,078	(34,713)	(28,213)
Cash flows from financing activities:
Gross proceeds received from issuance of Series E preferred stock	—	25,000	10,000
Gross proceeds from the issuance of 2025 Notes	—	100,000	—
Payment of issuance costs related to 2025 Notes	—	(3,645)	—
Cash paid to investors in private exchange transactions	—	(32,062)	—
Payoff of term loan and related extinguishment costs	—	(48,830)	—
Repurchase of Series E preferred stock	—	(2,354)	—
Proceeds from the exercise of warrants to purchase common stock	—	1,861	17,542
Net borrowing of bank and overdraft facilities	265	(199)	(1,047)
Principal payments under finance lease obligations	(3,200)	(2,756)	(1,022)
Proceeds from a public offering, net of issuance costs	29,370	—	—
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	3,486	5,066	1,996
Net cash provided by financing activities	29,921	42,081	27,469
Effect of exchange rates on cash	(990)	523	(259)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,797	27,941	(19,002)
Cash, cash equivalents and restricted cash, beginning of period	40,015	12,074	31,076
Cash, cash equivalents and restricted cash, end of period	$49,812	$40,015	$12,074

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,387	$3,215	$9,296
Income taxes	$523	$142	$939
Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$5,142	$4,036	$3,748
Purchases of property, plant and equipment under capital lease	$—	$664	$1,341
Right-of-use assets obtained in exchange for operating leases liabilities	$658	$7,931	$4,694
Proceeds related to divestiture of Ctrack South Africa in exchange for settlement of tax liabilities	$421	$—	$—
Exchange of Series E Preferred Stock for common stock	$11,982	$—	$—
Issuance of common stock in exchange for Series E Preferred Stock	$13,086	$—	$—
Deemed dividend on exchange of Series E Preferred Stock for common stock	$1,104	$—	$—
Capital expenditures financed through accounts payable or accrued liabilities	$748	$5,710	$2,926
Issuance of common stock under Settlement Agreement	$—	$972	$1,439
Preferred stock issued in extinguishment of term loan accrued interest	$—	$2,330	$—
Debt discount and issuance costs extinguished in notes conversion	$—	$1,728	$—
2022 Notes conversion to equity	$—	$59,907	$—
Novatel Wireless Notes conversion to equity	$—	$250	$—
2025 Notes issued to extinguish 2022 Notes	$—	$80,375	$—
2025 Notes conversion, including shares issued in satisfaction of interest-make-whole payment	$5,382	$14,353	$—
1The amount for the year ended December 31, 2021 is net of cash divested of $5.0 million.

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Significant Accounting Policies
Inseego Corp. (the “Company” or “Inseego”) is a leader in the design and development of fixed and mobile wireless solutions (advanced 4G and 5G New Radio (“5G NR”)), industrial Internet of Things (“IIoT”) and cloud solutions for large enterprise verticals, service providers and small and medium-sized businesses around the globe. Inseego’s customers include wireless service providers, Fortune 500 enterprises, consumers, governments, and first responders. Product portfolio consists of fixed and mobile device-to-cloud solutions that provide compelling, intelligent, reliable and secure end-to-end IoT services with deep business intelligence. Inseego’s products and solutions, designed and developed in the U.S., power mission critical applications with a “zero unscheduled downtime” mandate, such as 5G fixed wireless access (“FWA”) gateway solutions, 4G and 5G mobile broadband, IIoT applications such as SD WAN failover management, asset tracking and fleet management services. Inseego’s solutions are powered by its key wireless innovations in mobile and FWA technologies, including a suite of products employing the 5G NR standards, and purpose-built SaaS cloud platforms.
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
Liquidity
The Company had a net loss attributable to Inseego Corp. of $48.1 million during the year ended December 31, 2021. As of December 31, 2021, the Company had available cash and cash equivalents totaling $46.5 million and working capital of $52.8 million.
On July 30, 2021, the Company completed the sale of its Ctrack business operations in Africa, Pakistan and the Middle East (together “Ctrack South Africa”). Initial cash proceeds of approximately $36.6 million were received. Net cash proceeds received were $31.5 million, net of cash divested of $5.0 million. Final cash proceeds were subject to certain post-closing working capital adjustments which totaled $2.6 million, out of which $2.2 million was received on October 29, 2021, and the remaining $0.4 million was offset with the Company’s existing accounts payable balance to an affiliate of Convergence Partners (“Convergence”), an investment management firm in South Africa.
On January 25, 2021, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of its common stock (the ”ATM Offering”). In January 2021, the Company sold 1,516,073 shares of common stock, at an average price of $20.11 per share, for net proceeds of $29.4 million, after deducting underwriter fees and discounts of $0.9 million, and other offering fees, pursuant to the ATM Offering.
During the quarter ended September 30, 2020, certain holders of the 2025 Notes converted approximately $13.5 million in principal amount of the 2025 Notes into 1,177,156 shares of the Company’s common stock in accordance with the terms of such notes. As of December 31, 2021, the Company’s outstanding debt primarily consisted of $161.9 million in principal amount of 2025 Notes.
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
The Company has a history of operating and net losses and overall usage of cash from operating and investing activities. The Company believes that its cash and cash equivalents, together with anticipated cash flows from operations, will be

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
sufficient to meet its cash flow needs for the next twelve months from the filing date of this report. The Company’s ability to attain more profitable operations and continue to generate positive cash flow is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of ongoing litigation, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on its ability to achieve its intended business objectives.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent liabilities. Actual results could differ materially from these estimates. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the novel coronavirus pandemic ("COVID-19") could have on our significant accounting estimates. Significant estimates include revenue recognition, capitalized software costs, allowance for credit losses, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, valuation of derivatives, accruals relating to litigation, income taxes, and share-based compensation expense.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The Company’s cash and cash equivalents are generally held with large financial institutions worldwide to reduce the amount of exposure to any credit risk. Restricted cash consists of Company funds in escrow with a financial institution as collateral for potential future uninsured warranty claims related to the divestiture of Ctrack South Africa. See Note 5. Business Divestiture for additional information about the divestiture of Ctrack South Africa. Cash, cash equivalents and restricted cash are recorded at market value, which approximates cost. Gains and losses associated with the Company’s foreign currency denominated demand deposits are recorded as a component of other income, net, in the consolidated statements of operations. The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the consolidated balance sheets to “Cash, cash equivalents, and restricted cash, end of period” as reported within the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$46,474	$40,015
Restricted cash	3,338	—
Cash, cash equivalents and restricted cash, end of period	$49,812	$40,015

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
Net revenues by product grouping for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
IoT & Mobile Solutions	$217,984	$261,169	$160,873
Enterprise SaaS Solutions	44,415	52,663	58,623
Total	$262,399	$313,832	$219,496
See geographic disaggregation information in Note 13. Geographic Information and Concentrations of Risk.
IoT & Mobile Solutions. The IoT & Mobile Solutions portfolio is comprised of end-to-end edge to cloud solutions including 4G LTE mobile broadband gateways, routers, modems, hotspots, HD quality VoLTE based wireless home phones, cloud management software and an advanced 5G portfolio of products (currently in various stages of development). The solutions are offered under the MiFiTM brand for consumer and business markets, and under the Skyus brand for industrial IoT markets. IoT & Mobile Solutions also includes Inseego SubscribeTM, a hosted SaaS platform that helps organizations manage the selection, deployment and spend of their customer’s wireless assets, helping them save money on personnel and telecom expenses.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
SaaS and Other Services. SaaS subscription revenue is recognized over time on a ratable basis over the contract term beginning on the date that its service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of contracts being one to three years. Telematics includes a device which collects and transmits the information from the vehicle or other asset. The Company’s customers have an option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the hardware device, the Company recognizes the revenue at a point in time as discussed above in the hardware revenue recognition disclosure. Because the Company’s rental asset lease contracts qualify as operating leases under Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), and the contracts also include services to operate the underlying asset, and to maintain the asset, the Company has elected the practical expedient to combine the lease and the non-lease components because the service is the predominant element in the eyes of the customer and the pattern of service delivery is the same for both elements. The Company recognizes revenue over time on a ratable basis over the term of the contract.
Maintenance and support services revenue. Within cost of revenue, the Company records an estimate to reflect its standard warranty obligation to end users to provide for replacement of a defective product. The standard obligation period for most regions is 12 months. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. The Company’s estimated allowances for product warranties can vary from actual results and the Company may have to record additional charges to cost of revenue. Periodically, the Company sells separately-priced warranty contracts that extend beyond the Company’s base warranty period. The separately priced service contracts range from 12 months to 36 months. The Company typically receives payment at the inception of the contract and recognizes revenue as earned on a straight-line basis over the term of the contract.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Contract Assets
The Company capitalizes sales commissions earned by its sales force when they are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit. There were no significant amounts of assets recorded related to contract costs as of December 31, 2021 or 2020.
Applying the practical expedient in paragraph 40-25-4 of ASC 340, Other Assets and Deferred Costs, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general and administrative expenses.
Contract Liabilities
Timing of revenue recognition may differ from the timing of invoicing to customers. If customers are invoiced for subscription services in advance of the service period, deferred revenue liabilities, or contract liabilities, are recorded. Deferred revenue liabilities, or contract liabilities, are also recorded when the Company collects payments in advance of performing the services. As of December 31, 2021 and 2020, the Company had $3.8 million and $3.0 million, respectively, of contract liabilities included within accrued expenses and other current liabilities, and other long-term liabilities on the consolidated balance sheets.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Allowance for Credit Losses
The Company recognizes an allowance for credit loss at the time a receivable is recorded based on its estimate of expected credit losses and adjusts this estimate over the life of the receivable as needed. The Company evaluates the aggregation and risk characteristics of a receivable pool and develops loss rates that reflect historical collections, current forecasts of future economic conditions over the time horizon the Company is exposed to credit risk, and payment terms or conditions that may materially affect future forecasts.

As of December 31, 2021 and 2020, the Company reported $26.8 million and $29.9 million, respectively, of accounts receivable, net of allowances of $0.4 million and $1.4 million, respectively. The Company has not seen significant changes to the recovery rate of its accounts receivable as a result of the COVID-19 pandemic, but it is continuing to actively monitor the impact of the COVID-19 pandemic on its expected credit losses.
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

Intangible Assets
Intangible assets include purchased finite-lived and indefinite-lived intangible assets resulting from the acquisitions of DigiCore Holdings Limited (“DigiCore” or “Ctrack”) and R.E.R. Enterprises, Inc. (“RER”) and its wholly owned subsidiary and principal operating asset, Feeney Wireless, LLC (which was renamed Inseego North America, LLC) (“INA”), along with the costs of non-exclusive and perpetual worldwide software technology licenses and capitalized software developments costs for both internal and external use. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets (see Note 3. Goodwill and Other Intangible Assets).
Software Development Costs for External Use
Software development costs for external use are expensed as incurred until technological feasibility has been established, at which time those costs are capitalized as intangible assets until the software is available for general release to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated economic life. The straight-line recognition method approximates the manner in which the expected benefit will be derived. At each balance sheet date, the unamortized capitalized software development costs for external use is compared to the net realizable value of that product by analyzing critical inputs such as expected future lifetime revenue. The amount by which unamortized software costs exceed the net realizable value, if any, is recognized as a charge to amortization expense in the period it is determined. Costs incurred to enhance existing software or after the software is available for general release to customers are expensed in the period they are incurred and included in research and development expense in the consolidated statements of operations.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Software Development Costs for Internal Use
Costs incurred in the preliminary stages of development are expensed as incurred and included in research and development expense in the consolidated statements of operations. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements of internal-use software when it is probable that the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal-use software costs are recorded as part of intangible assets and are amortized on a straight-line basis over the estimated useful life of the software, and included in general and administrative expense in the consolidated statement of operations. The Company tests these assets for impairment whenever events or circumstances occur that could impact their recoverability. For the years ended December 31, 2021, 2020, and 2019 the Company recorded $1.2 million, $1.4 million and zero impairment loss, respectively, related to software development costs for internal use.
Valuation of Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets, including in-process capitalized software development costs, are not amortized; however, they are tested for impairment annually, and between annual tests, if certain events occur indicating that the carrying amounts may be impaired. The Company performs an annual impairment review of indefinite-lived assets during the fourth fiscal quarter of each year, and more frequently if the Company believes indicators of impairment exist. To review for impairment, the Company first assesses qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of indefinite-lived assets is based on various macroeconomic, industry-specific, and company specific factors. These factors include: (i) industry or economic trends; (ii) current, historical, or projected financial performance, and; (iii) the Company’s market capitalization. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, no further assessment is performed. If the Company determines that it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, the Company calculates the fair value of the reporting unit and compares the fair value to the reporting unit’s net book value. For the years ended December 31, 2021, 2020 and 2019 the Company recorded zero impairment loss related to indefinite-lived intangible assets.
Goodwill
Goodwill represents the excess purchase price over estimated fair value of net assets of businesses acquired in a business combination. The Company’s goodwill results from the acquisitions of Ctrack and RER.
Valuation of Goodwill
Indefinite-lived intangible assets, including goodwill, are not amortized; however, they are tested for impairment annually, and between annual tests, if certain events occur indicating that the carrying amounts may be impaired. The Company performs an annual impairment review of indefinite-lived assets during the fourth fiscal quarter of each year, and more frequently if the Company believes indicators of impairment exist. Goodwill is tested for impairment at the reporting unit level by first assessing qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of indefinite-lived assets is based on various macroeconomic, industry-specific, and company specific factors. These factors include: (i) industry or economic trends; (ii) current, historical, or projected financial performance, and; (iii) the Company’s market capitalization. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, no further assessment is performed. If the Company determines that it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, the Company calculates the fair value of the reporting unit and compares the fair value to the reporting unit’s net book value. The Company identified two reporting units for the purpose of goodwill impairment testing, Ctrack and INA, and performed a qualitative test for goodwill impairment of the two reporting units during the fourth fiscal quarter. Based upon the results of the qualitative testing, the Company believed that it was more-likely-than-not that the fair value of these reporting units were greater than their respective carrying values and therefore performing the next step of impairment test for these reporting units was unnecessary. For the years ended December 31, 2021, 2020 and 2019 the Company recorded zero impairment loss related to goodwill.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-Lived Assets
The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets, including property, plant and equipment, rental assets and intangible assets, to determine whether impairment of these assets has occurred or whether a revision to the related amortization periods should be made. When the carrying value of an asset exceeds the associated undiscounted expected future cash flows, it is considered to be impaired and is written down to fair value. Fair value is determined based on an evaluation of the assets’ associated undiscounted future cash flows or appraised value. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each class of asset. If management’s evaluation indicates that the carrying values of these assets are impaired, such impairment is recognized by a reduction of the applicable asset carrying value to its estimated fair value and the impairment is expensed as a part of continuing operations. For the years ended December 31, 2021, 2020 and 2019 the Company had zero impairment loss related to long-lived assets, except for the impairment of the capitalized software development costs for internal use, noted above.
Property, Plant and Equipment
Property, plant and equipment are initially stated at cost and depreciated using the straight-line method. Land is not depreciated. Buildings are depreciated over 50 years. Leasehold improvements are depreciated over the shorter of the related remaining lease period or useful life, not to exceed 5 years. Product tooling is depreciated over 13 months. Computer equipment, purchased software, vehicles, production equipment, and furniture and fixtures, are depreciated over lives ranging from 2 to 7 years. Amortization of equipment under capital leases is included in depreciation expense.
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

Convertible Debt Instruments
The Company evaluates embedded features within convertible debt that will be settled in shares upon conversion under ASC 815, Derivatives and Hedging (“ASC 815”) to determine whether the embedded feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative Financial Instruments

The Company evaluates stock warrants, debt instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of ASC 815. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as an asset or liability. In the event that the fair value is recorded as an asset or liability, the change in fair value is recorded in the consolidated statements of operations as other income or other expense. Upon conversion, exercise or expiration of a derivative financial instrument, the instrument is marked to fair value.
Lease Accounting
Arrangements with Inseego as a Lessee
The Company determines if an arrangement is a lease at inception. The Company’s operating lease agreements are primarily for real estate and are included within right-of-use assets, net, accrued expenses and other current liabilities, and other long-term liabilities on the consolidated balance sheets. The Company elected the practical expedient to combine its lease and related non-lease components for all its leases.
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments that do not depend on an index or rate are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include any lease prepayments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which are not included in the Company’s minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
Arrangements with Inseego as a Lessor
The Company serves as lessor for certain monitoring device leases and classifies such arrangements as operating leases. Accordingly, the Company carries rental devices at historical cost less accumulated depreciation and impairment, if any, and are included in rental assets, net, on the consolidated balance sheets.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For grants of stock options, the Company uses a blend of historical and implied volatility for traded options on its stock in order to estimate the expected volatility assumption required in the Black-Scholes model. The Company’s use of a blended volatility estimate in computing the expected volatility assumption for stock options is based on its belief that while the implied volatility is representative of expected future volatility, the historical volatility over the expected term of the award is also an indicator of expected future volatility. Due to the short duration of stock purchase rights under the Company’s ESPP, the Company utilizes a blended volatility estimate that consists of implied volatility and historical volatility in order to estimate the expected volatility assumption of the Black-Scholes model.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Fair Value of Financial Instruments
The Company’s fair value measurements relate to its cash equivalents, money market funds and an embedded derivative in the 2025 Notes, which are classified pursuant to authoritative guidance for fair value measurements. The Company places its cash equivalents in instruments that meet credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.
The Company’s financial instruments consist principally of long-term debt. From time to time, the Company may utilize foreign exchange forward contracts. These contracts are valued using pricing models that take into account the currency rates as of the balance sheet date.
Comprehensive Loss
Comprehensive loss consists of net earnings and foreign currency translation adjustments.
Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for the Company no later than the first quarter of fiscal 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted the provisions of ASU 2019-12 in the first quarter of fiscal 2021. There was no material impact from the adoption of this pronouncement to the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted
From time to time, new accounting pronouncements are issued by the FASB, which are adopted by the Company as of the specified date.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.
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

2. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2021	2020
Finished goods	$33,112	$27,009
Raw materials and components	4,290	6,943
	$37,402	$33,952

Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	December 31,
	2021	2020
Rebate receivables	$6,398	$5,992
Receivables from contract manufacturers	2,626	—
Software licenses	1,261	707
Insurance	1,269	1,262
Deposits	1,023	1,544
Financed assets	323	218
Other	724	478
	$13,624	$10,201

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2021	2020
Land	$—	$244
Buildings	—	2,213
Test equipment	19,095	16,775
Computer equipment and purchased software	7,618	7,899
Product tooling	4,350	3,125
Furniture and fixtures	1,214	1,310
Vehicles	1,654	2,988
Leasehold improvements	863	860
	34,794	35,414
Less—accumulated depreciation and amortization	(26,692)	(21,715)
	$8,102	$13,699

At December 31, 2021, the Company had property, plant and equipment under finance leases with an aggregate carrying value of $3.1 million, net of accumulated amortization of $1.3 million. At December 31, 2020, the Company had property, plant and equipment under finance leases with an aggregate carrying value of $2.6 million, net of accumulated amortization of $1.0 million.

Rental assets
Rental assets consist of the following (in thousands):

	December 31,
	2021	2020
Rental assets	$9,967	$21,863
Less—accumulated depreciation	(5,392)	(15,754)
	$4,575	$6,109

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation and amortization

Depreciation and amortization expense related to property, plant and equipment, including rental assets and property, plant and equipment under capital leases was $9.8 million, $10.0 million and $8.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Royalties	$2,243	$2,410
Payroll and related expenses	9,326	6,006
Warranty obligations	473	366
Professional fees	502	921
Bank overdrafts	370	160
Accrued interest	877	888
Deferred revenue	3,832	2,853
Operating lease liabilities	1,769	1,619
Accrued contract manufacturing liabilities	927	938
Liabilities related to financed assets	1,593	2,686
Value added tax payables	642	2,039
Other	3,699	2,487
	$26,253	$23,373

3. Goodwill and Other Intangible Assets
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2019	$33,659
Effect of change in foreign currency exchange rates	(1,148)
Balance at December 31, 2020	32,511
Effect of Ctrack South Africa divestiture	(10,734)
Effect of change in foreign currency exchange rates	(1,441)
Balance at December 31, 2021	$20,336

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s intangible assets are comprised of the following (in thousands):

	December 31, 2021
	Weighted-Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Developed technologies	6.0	$8,305	$(7,100)	$1,205
Trademarks and trade names	10.0	9,088	(5,920)	3,168
Customer relationships	10.0	11,995	(9,242)	2,753
Capitalized software development costs	3.1	54,581	(24,604)	29,977
Other	3.0	2,885	(1,538)	1,347
Total finite-lived intangible assets		$86,854	$(48,404)	$38,450
Indefinite-lived intangible assets:
In-process capitalized software development costs				8,545
Total intangible assets				$46,995

	December 31, 2020
	Weighted-Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Developed technologies	6.0	$12,692	$(10,878)	$1,814
Trademarks and trade names	10.0	17,823	(9,597)	8,226
Customer relationships	8.5	12,306	(8,703)	3,603
Capitalized software development costs	3.3	47,818	(31,051)	16,767
Other	2.5	3,389	(2,791)	598
Total finite-lived intangible assets		$94,028	$(63,020)	$31,008
Indefinite-lived intangible assets:
In-process capitalized software development costs				20,479
Total intangible assets				$51,487
Amortization expense for the years ended December 31, 2021, 2020 and 2019 was approximately $15.5 million, $18.0 million and $9.7 million, respectively, including approximately $12.2 million, $12.9 million and $4.1 million related to capitalized software development costs for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company recorded impairment losses on intangible assets related to internal use capitalized software during the years ended December 31, 2021 and 2020 of $1.2 million and $1.4 million, respectively. No impairment loss was recorded during the year ended December 31, 2019.
The following table represents details of the amortization of finite-lived intangible assets that is estimated to be expensed in the future (in thousands):

2022	$16,672
2023	11,572
2024	4,458
2025	2,749
2026	1,011
Thereafter	1,988
Total	$38,450

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the years ended December 31, 2021 or 2020.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Total Fair Value	Level 3	Level 1	Total Fair Value	Level 3	Level 1
Assets
Cash equivalents
Money market funds	$126	$—	$126	$126	$—	$126
Total assets	$126	$—	$126	$126	$—	$126
Liabilities
2025 Notes
Interest make-whole payment	$926	$926	$—	$4,898	$4,898	$—
Total liabilities	$926	$926	$—	$4,898	$4,898	$—

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model with the following key assumptions:

	December 31, 2021	December 31, 2020
Volatility	50%	50%
Stock price	$5.83 per share	$15.47 per share
Credit spread	15.93%	19.25%
Term	3.34 years	4.34 years
Dividend yield	—%	—%
Risk-free rate	1.02%	0.30%

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the twelve months ended December 31, 2021 (in thousands):

	Balance as of December 31, 2020	Additions	Conversions	Change in fair value	Balance as of December 31, 2021
Liabilities:
Interest make-whole payment	$4,898	$—	$(146)	$(3,826)	$926

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company evaluated the 2025 Notes under ASC 815, Derivatives and Hedging, and identified an embedded derivative that required bifurcation. The embedded derivative is an interest make-whole payment The estimated fair values of the interest make-whole derivative liability at December 31, 2021 and December 31, 2020 were determined using significant assumptions which include an implied credit spread rate for notes with a similar term, the expected volatility and dividend yield of the Company’s common stock and the risk-free interest rate.

Changes in the fair value of the interest make-whole payment are included in the Company’s consolidated statement of operations for the current fiscal year within other income (expense), net. During the year ended December 31, 2021, certain holders of the 2025 Notes converted an aggregate of approximately $5.0 million in principal amount of the 2025 Notes into shares of the Company’s common stock in accordance with the terms of such notes and a portion of the embedded derivative was settled in shares of the Company’s common stock resulting in $0.1 million of the derivative liability being extinguished upon conversion. As of December 31, 2021 and 2020 the embedded derivative had a fair value of $0.9 million and $4.9 million, respectively. For the years ended December 31, 2021 and 2020 the Company recorded to other income (expense), net, on the consolidated statement of operations a $3.8 million gain and $0.6 million loss, respectively, on the change in fair value.

During the years ended December 31, 2021 and 2020, there were no transfers between the levels within the fair value hierarchy.

Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of the 2025 Notes.
On May 12, 2020, the Company issued $180.4 million in aggregate principal amount of 2025 Notes, and restructured its outstanding debt as described further in Note 6. Debt. The Company elected to carry its 2025 Notes at amortized cost adjusted for changes in fair value of the embedded derivative. It is not practicable to determine the fair value of the 2025 Notes due to the lack of information available to calculate the fair value of such notes. As of December 31, 2021, $161.9 million in principal amount of the 2025 Notes remain outstanding.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Business Divestiture
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
On July 30, 2021, the Company completed the sale of Ctrack South Africa. Initial cash proceeds of $36.6 million were received. Net cash proceeds received were $31.5 million, net of cash divested of $5.0 million. Final cash proceeds were subject to certain post-closing working capital adjustments which totaled $2.6 million, out of which $2.2 million was received on October 29, 2021, and the remaining $0.4 million was offset with the Company’s existing accounts payable balance to Convergence.
The Purchase Agreement required the Company to place in escrow 52.9 million ZAR, (approximately $3.3 million United States Dollars), which will be released on July 30, 2022. The funds in escrow will allow for Convergence to submit claims that are deemed to be uninsured warranties as defined in the Purchase Agreement. Such funds in escrow is recorded as restricted cash on the consolidated balance sheet.
In evaluating the accounting treatment for this sale, the transaction was considered to be the deconsolidation of a subsidiary, as defined in ASC 810 Consolidation. The gain upon sale is $5.3 million. Such gain has been recognized as gain on sale of Ctrack South Africa in the consolidated results of operations during the year ended December 31, 2021. The Company also recorded $2.2 million of transaction expenses, which were expensed as incurred and included within other income (expense), net, in the consolidated results of operations for the year ended December 31, 2021.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net proceeds recognized are comprised of the following:

(in thousands)
Initial purchase consideration received, upon close	$36,566
Working capital adjustments	2,584
Net proceeds recognized	$39,150
Net gain on sale is comprised of the following:

(in thousands)
Gross proceeds recognized	$39,150
Less: Book value of net assets sold	32,280
Less: Release of cumulative foreign currency translation adjustments related to Ctrack South Africa	1,608
Net gain on sale	$5,262

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Debt
Long-Term Debt
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

During the year ended December 31, 2021, certain holders of the 2025 Notes converted pursuant to the original terms of the 2025 Notes, an aggregate of approximately $5.0 million in principal amount of the 2025 Notes into 428,669 shares of the Company’s common stock, including 32,221 shares of common stock issued in satisfaction of the interest make-whole payment. In connection therewith, the Company recorded a loss of $0.4 million on debt conversion, net in the consolidated statement of operations.

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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of December 31, 2021 and 2020 $161.9 million and $166.9 million, respectively, principal amount of the 2025 Notes was outstanding. As of both December 31, 2021 and 2020, $80.4 million principal amount of 2025 Notes was held by related parties and $0.4 million of accrued interest due to related parties was included within accrued expenses and other current liabilities on the consolidated balance sheets. Assuming no repurchases or conversion of the 2025 Notes prior to May 1, 2025, the entire principal balance of $161.9 million of the 2025 Notes is due on May 1, 2025.

The 2025 Notes consist of the following (in thousands):

	December 31,
	2021	2020
Principal	$161,898	$166,898
Add: fair value of embedded derivative	926	4,898
Less: unamortized debt discount	(2,761)	(3,703)
Less: unamortized issuance costs	(2,197)	(2,946)
Net carrying amount	$157,866	$165,147

The effective interest rate of the 2025 Notes was 4.15% and 4.10%, respectively, for the twelve months ended December 31, 2021 and 2020. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2021	2020
Contractual interest expense	$5,271	$3,434
Amortization of debt discount	829	552
Amortization of debt issuance costs	660	439
Total interest expense	$6,760	$4,425
For the years ended December 31, 2021 and 2020 the contractual interest expense on the 2025 Notes recorded within interest expense, net on the consolidated statements of operations attributable to related parties was $2.6 million and $1.7 million, respectively.

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

Pursuant to the Private Exchange Transactions described above, on May 12, 2020, the holders of an aggregate of $45.0 million principal amount of 2022 Notes exchanged their 2022 Notes for a combination of 2025 Notes and cash. As a result of the Private Exchange Transactions, $2,000 in principal amount of the 2022 Notes were outstanding as of June 30, 2020. On July 22, 2020, pursuant to a redemption notice issued on May 15, 2020, the Company redeemed the remaining $2,000 principal amount of the 2022 Notes. As of December 31, 2020, no amount remained outstanding related to the 2022 Notes.

The effective interest rate on the liability component of the 2022 Notes was 12.89% and 13.88%, respectively, for the twelve months ended December 31, 2020 and 2019. The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Year Ended December 31,
	2020	2019
Contractual interest expense	$768	$5,782
Amortization of debt discount	1,952	7,821
Amortization of debt issuance costs	111	459
Total interest expense	$2,831	$14,062
For the years ended December 31, 2020 and 2019 the contractual interest expense on the 2022 Notes recorded within interest expense, net on the consolidated statements of operations attributable to related parties was $0.8 million and $2.5 million, respectively

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Novatel Wireless Notes
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
On May 12, 2020, the Company used a portion of the proceeds from the Offering to repay in full the Term Loan and terminate the Credit Agreement. The amounts paid included $47.5 million in outstanding principal, approximately $0.5 million in interest accrued thereon, and prepayment and exit fees of $1.4 million. The Company also used a portion of the proceeds of the Offering to repurchase the 2,330 shares of Series E Preferred Stock that had been issued to South Ocean for $2.4 million. At December 31, 2020 there is no amount outstanding related to the Term Loan. The Term Loan bore interest at a rate per annum equal to the three-month LIBOR, but in no event less than 1.00%, plus 7.625%.

The effective interest rate on the Term Loan was 15.19% and 13.50%, respectively, for the twelve months ended December 31, 2020 and 2019. The following table sets forth total interest expense recognized related to the Term Loan, 100% of which was attributable to a related party, during the years ended December 31, 2020 and 2019, respectively (in thousands):

	Year Ended December 31,
	2020	2019
Contractual interest expense	$1,667	$4,789
Amortization of debt discount	859	1,331
Amortization of debt issuance costs	103	161
Total interest expense	$2,629	$6,281

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Income Taxes
The Company’s loss before income taxes for the years ended December 31, 2021, 2020 and 2019 is comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(40,897)	$(109,837)	$(39,187)
Foreign	(6,823)	(601)	(387)
Loss before income taxes	$(47,720)	$(110,438)	$(39,574)
The provision for income taxes for the years ended December 31, 2021, 2020 and 2019 is comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$(49)
State	30	(4)	35
Foreign	214	93	1,148
Total current	244	89	1,134
Deferred:
Federal	12	12	12
State	—	—
Foreign	(65)	647	(610)
Total deferred	(53)	659	(598)
Provision for income taxes	$191	$748	$536
The Company’s net deferred tax liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Accrued expenses	$1,016	$1,940
Provision for excess and obsolete inventory	466	2,016
Convertible debt	9,804	13,367
Interest expense limitation	11,113	7,798
Net operating loss and tax credit carryforwards	110,463	108,340
Share-based compensation	2,562	1,911
Right-of-use-asset	1,765	2,059
Unrecognized tax benefits	1,567	1,567
Deferred tax assets	138,756	138,998
Deferred tax liabilities:
Operating lease liability	(1,830)	(2,059)
Acquired intangible assets	(666)	(2,155)
Depreciation and amortization	(4,376)	(5,545)
Unrealized foreign currency gains	(604)	(375)
Deferred tax liabilities	(7,476)	(10,134)
Valuation allowance	(132,132)	(133,369)
Net deferred tax liabilities	$(852)	$(4,505)

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the years ended December 31, 2021, 2020 and 2019, the Company recognized valuation allowances of $6.0 million, $26.4 million and $9.2 million, respectively, related to its deferred tax assets created in those respective years for entities with historical losses and full valuation allowances. In 2021, certain valuation allowances in the amount of $10.0 million were released related to entities included in the divestiture of Ctrack South Africa. The Company also recognized $3.0 million of additional valuation allowance related to true-up of prior year deferred taxes, partially offset by foreign currency loss of $0.2 million in 2021. Based on the Company’s current position on valuation allowance, no net income tax benefits resulted in the Company’s consolidated statements of operations from the operating losses created during those years.
The provision for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 21% in 2021 and 2020 to loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Federal tax benefit, at statutory rate	$(10,021)	$(23,192)	$(8,311)
State benefit, net of federal benefit	(148)	(1,285)	27
Foreign tax rate difference	(358)	(140)	476
Valuation allowance against future tax benefits	6,029	26,410	9,168
Gain on sale of foreign subsidiaries	3,008	—	—
Sub-part F income	791	—	—
Loss on conversion of debt	—	2,015	—
Research and development credits	(1,415)	(2,355)	(1,456)
Share-based compensation	(879)	(1,134)	341
Non-deductible officers compensation	1,449	—	—
True-up of prior year provisions	1,681	—	—
Other	54	429	291
Provision for income taxes	$191	$748	$536
At December 31, 2021, the Company had U.S. federal net operating loss carryforwards (“NOLs”) related to tax years 2020 and prior of approximately $439.8 million. Approximately $110.0 million of these NOLs have no expiration date. The remainder begin to expire in 2022, unless previously utilized. Some of these NOLs may be limited by either past or future changes in control events. The Company has California net operating loss carryforwards at December 31, 2021 of approximately $58.9 million, which begin to expire in 2028, unless previously utilized, and foreign net operating losses for its active foreign subsidiaries of approximately $24.3 million, which generally have no expiration date. At December 31, 2021, the Company had federal research and development tax credit carryforwards of approximately $14.2 million, which begin to expire in 2026, unless previously utilized, and California research and development tax credit carryforwards of approximately $15.6 million, which have no expiration date.
Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a rolling three-year period. An analysis was performed for the period through December 31, 2021 and did not identify any events of cumulative change in ownership during the review period. The Company will continue monitoring any future changes in stock ownership.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on U.S. income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. Payments of approximately $1.4 million of employer payroll taxes otherwise due in 2020, were delayed with 50% due and paid by December 31, 2021 and the remaining 50% by December 31, 2022. The CARES Act did not have a material impact on the Company’s consolidated financial statements.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. No income tax benefit was recognized during the years ended December 31, 2021 and 2020. At December 31, 2021 and 2020, the Company did not have interest expense related to uncertain tax positions or a liability for unrecognized tax benefits. The Company does not expect changes to its uncertain tax position in the next twelve months.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2019	$37,835
Increases related to current and prior year tax positions	1,796
Balance at December 31, 2020	39,631
Increases related to current and prior year tax positions	1,998
Balance at December 31, 2021	$41,629
There are no tax benefits that, if recognized, would affect the effective tax rate that are included in the balances of unrecognized tax benefits at December 31, 2021.
The Company and its subsidiaries file U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. The Company’s federal and state tax returns are subject to examination for the years beginning in 2018 and 2017, respectively. Net operating loss carryforwards arising prior to these years are also open to examination, if and when utilized. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.

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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
preferred stock in a manner similar to dividends paid on preferred stock. Any excess of fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock in the issuer’s balance sheet is treated as a dividend to those holders and charged against retained earnings.
The Company determined that the Series E Exchange Transactions resulted in an extinguishment of preferred stock and an issuance of common stock. The difference between the carrying amount of the preferred stock plus accrued dividends, and the fair value of the common stock exchanged for such preferred stock, totaled $1.1 million. The difference was treated as a deemed dividend, and was included within the Series E preferred stock dividends and deemed dividends from the preferred stock exchange, in the consolidated results of operations for the year ended December 31, 2021.
There were no dividends declared and $3.1 million and $2.9 million of dividends were accrued as of December 31, 2021, and 2020, respectively.
Common Shares Reserved for Future Issuance
The Company had reserved shares of common stock for possible future issuance as of December 31, 2021 and 2020 as follows:

	December 31,
	2021	2020
Common stock warrants outstanding	2,500,000	2,500,000
Stock options outstanding	8,085,793	8,479,979
Restricted stock units outstanding	1,247,723	417,105
Shares available for issuance pursuant to Convertible Notes	14,340,786	15,879,948
Shares available for future grants of awards under the 2018 Omnibus Incentive Compensation Plan	3,311,023	2,849,488
Shares available under the 2000 Employee Stock Purchase Plan	170,811	391,201
Total shares of common stock reserved for issuance	29,656,136	30,517,721

9. Share-based Compensation
During the year ended December 31, 2021, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, a maximum of 8,897,084 shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of RSUs or other awards, including awards with alternative vesting schedules such as performance-based criteria.
For the years ended December 31, 2021, 2020 and 2019 the following table presents total share-based compensation expense in each functional line item on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$2,469	$1,583	$1,133
Research and development	4,813	2,823	1,548
Sales and marketing	3,704	2,346	1,669
General and administrative	5,663	3,667	2,952
Total	$16,649	$10,419	$7,302

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the quarter ended March 31, 2021, the Board of Directors of the Company approved and the Company granted restricted stock units to eligible employees under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”) that were immediately vested, as fiscal 2020 annual bonus payments. The total charges recorded during the quarter ended March 31, 2021 were $7.0 million. Such bonus payments in fiscal 2020 were paid in the quarter ended June 30, 2020, and total charges related to such bonus payments recorded during the quarter ended June 30, 2020 were $2.7 million. Such bonus payments in fiscal 2019 were paid in the quarter ended September 30, 2019, and total charges related to such bonus payments recorded during the quarter ended September 30, 2019 were $2.4 million. During the year ended December 31, 2021, the Board of Directors of the Company approved, and the Company granted restricted stock units under the 2018 Plan to certain employees that contributed to the completion of the divestiture of Ctrack South Africa. Such grants were immediately vested, and the total charges were $0.6 million.
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
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of each stock option granted:

	Year Ended December 31,
	2021	2020
Expected dividend yield	—%	—%
Risk-free interest rate	0.9%	0.9%
Volatility	73%	95%
Expected term (in years)	5.4	5.8
The weighted-average fair value of stock option awards granted during the years ended December 31, 2021 and 2020 was $5.41 and $7.11, respectively.
The following table summarizes the Company’s stock option activity for the years ended December 31, 2021 and 2020 (dollars in thousands, except per share data):

	Stock Options Outstanding	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — December 31, 2018	8,796,212	$2.10
Granted	2,660,936	5.17
Exercised	(1,489,067)	1.69
Canceled	(923,777)	3.64
Outstanding — December 31, 2019	9,044,304	$2.91
Granted	1,526,000	9.41
Exercised	(1,357,620)	3.06
Canceled	(732,705)	3.60
Outstanding — December 31, 2020	8,479,979	$3.99
Granted	1,929,500	8.86
Exercised	(1,315,552)	2.62
Canceled	(1,008,134)	8.60
Outstanding — December 31, 2021	8,085,793	$4.81	7.16	$16,603
Vested and Expected to Vest — December 31, 2021	7,398,958	$4.51	6.99	$16,464
Exercisable — December 31, 2021	4,816,773	$3.00	6.17	$15,081

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total intrinsic value of stock options exercised to purchase common stock during the years ended December 31, 2021, 2020 and 2019 was approximately $4.3 million, $11.7 million and $5.6 million, respectively.
As of December 31, 2021, total unrecognized share-based compensation expense related to non-vested stock options was $11.3 million, which is expected to be recognized over a weighted-average period of approximately 2.68 years. The Company recognized approximately $6.3 million, $5.8 million and $3.5 million of share-based compensation expense related to the vesting of stock option awards during the years ended December 31, 2021, 2020 and 2019, respectively.
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
A summary of restricted stock unit activity under all plans for the year ended December 31, 2021 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested — December 31, 2018	454,382	$2.17
Granted	870,150	$5.07
Vested	(809,482)	$4.20
Forfeited	(114,735)	$3.66
Non-vested — December 31, 2019	400,315	$3.95
Granted	570,368	$10.52
Vested	(548,160)	$7.28
Forfeited	(5,418)	$4.06
Non-vested — December 31, 2020	417,105	$8.68
Granted	1,931,263	$8.53
Vested	(1,019,686)	$10.20
Forfeited	(80,959)	$10.75
Non-vested — December 31, 2021	1,247,723	$7.65
During the years ended December 31, 2021, 2020 and 2019, the total fair value of shares vested was $10.4 million, $5.1 million and $4.0 million, respectively.
As of December 31, 2021, there was $5.8 million of unrecognized share-based compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 3.45 years. The Company recognized approximately $9.6 million and $4.1 million and $3.5 million of share-based compensation expense related to the vesting of RSUs during the years ended December 31, 2021, 2020 and 2019 respectively.
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
During the years ended December 31, 2021 and 2020, the Company issued 220,390 shares and 231,275 shares, respectively, under the ESPP. The Company recognized approximately $0.7 million, $0.6 million and $0.3 million of share-based compensation expense related to the ESPP during the years ended December 31, 2021, 2020 and 2019, respectively.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The calculation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Net loss attributable to common stockholders	$(52,368)	$(114,119)	$(40,486)
Weighted-average common shares outstanding	103,246,308	96,111,547	78,322,496
Basic and diluted net loss per share	$(0.51)	$(1.19)	$(0.52)
For the year ended December 31, 2021, the computation of diluted EPS excluded 26,318,509 shares, primarily related to convertible notes, warrants, stock options, RSUs and ESPP for which the effect would have been anti-dilutive.
The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net loss per share attributable to stockholders in the following periods:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Convertible notes	14,341	14,784	22,314
Warrants	2,500	2,500	2,838
Non-qualified stock options	8,086	8,480	9,027
Restricted stock units	1,248	417	414
Employee Stock Purchase Plan	144	25	98
Rights agreement	—	—	198

11. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers that require future purchase of goods or services in the three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations). As of December 31, 2021, future payments under these noncancellable purchase obligations were approximately $165.8 million.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

12. Leases
Lessee
The Company is a lessee in lease agreements for office space, automobiles and certain equipment. Certain of the Company’s leases contain provisions that provide for one or more options to renew at the Company’s sole discretion. The majority of the Company’s leases are comprised of fixed lease payments, with a small percentage of its real estate leases including lease payments subject to a rate or index which may be variable. Certain real estate leases also include executory costs such as common area maintenance (non-lease component). As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components, including common area maintenance, as a single lease component. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract.
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
Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the lease term and the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of December 31, 2021 and 2020, the Company had right-of-use assets of $7.8 million and $9.1 million, respectively, and lease liabilities related to its operating leases of $8.9 million and $9.9 million, respectively. Right-of-use assets are included in right-of-use assets, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in accrued expenses and other liabilities and other long-term liabilities on the consolidated balance sheet. As of December 31, 2021 and 2020, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were 5.0 years and 5.8 years, respectively, and 9.1% and 9.1%, respectively.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the years ended December 31, 2021, 2020 and 2019, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $2.6 million, $1.9 million and $2.2 million, respectively, which is included as an operating cash outflow within the consolidated statements of cash flows. During the twelve months ended December 31, 2021, 2020 and 2019 the operating lease costs related to the Company’s operating leases were approximately $2.8 million, $2.2 million and $2.4 million, respectively, which is included in operating costs and expenses in the consolidated statements of operations. During the twelve months ended December 31, 2021 and 2020, the Company entered into and renewed various leases for which right-of-use assets of $0.7 million and $7.9 million, respectively, were recorded in exchange for lease liabilities of $0.7 million and $7.9 million, respectively.
The future minimum payments under operating leases were as follows at December 31, 2021 (in thousands):

2022	$2,500
2023	2,094
2024	1,947
2025	1,689
2026	1,687
Thereafter	1,131
Total minimum operating lease payments	11,048
Less: amounts representing interest	(2,167)
Present value of net minimum operating lease payments	8,881
Less: current portion	(1,769)
Long-term portion of operating lease obligations	$7,112

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

13. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the geographic concentration of the Company’s assets (in thousands):

	December 31,
	2021	2020
United States and Canada	$176,094	$148,485
Europe	35,630	27,277
South Africa	—	48,211
Other	4,119	3,421
	$215,843	$227,394

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States and Canada	$215,520	$260,009	$158,756
South Africa	17,333	28,208	35,001
Other	29,546	25,615	25,739
Total	$262,399	$313,832	$219,496

Concentrations of Risk
For the year ended December 31, 2021, two customers accounted for 43.9% and 26.4% of net revenues, respectively. For the years ended December 31, 2020 and 2019 one customer accounted for 54.5% and 52.5% of net revenues, respectively.
At December 31, 2021, two customers accounted for 61.7% and 12.6% of total accounts receivable, net, respectively. At December 31, 2020, two customers accounted for 33.3% and 17.2% of total accounts receivable, net, respectively.

14. Retirement Savings Plan
The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. The Company matches 50% of the first 6% of an employee’s designated deferral of their eligible compensation. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions under the Plan amounted to approximately $0.9 million, $0.7 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Employer matching contributions vest immediately.