Form 10-K/A
period 2021-12-31
INSEEGO CORP.
filed 2022-05-02
CIK 1022652

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2021 of Inseego Corp. (the “Company” or “Inseego”), filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “Original Form 10–K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K. In addition, because the Company was a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2021 and is transitioning into large accelerated filer status, certain disclosures contained in this Amendment conform to the smaller reporting company requirements.

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

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 1, 2022 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors (the “Board”) currently consists of six members, five of whom are non-management directors. The Board is divided into three classes with each class serving a three-year term. The term of one class expires at each annual meeting of stockholders of the Company. The Board is comprised of the following members:

James B. Avery	Director since August 2018

Mr. Avery, age 58, was appointed to the Board in August 2018 pursuant to the terms of that certain Securities Purchase Agreement, dated August 6, 2018, by and among the Company, North Sound Trading, L.P. and Golden Harbor Ltd. (the “Purchase Agreement Mr. Avery joined Tavistock Group in July 2014 and is currently a Senior Managing Director. From 2003 to June 2014, Mr. Avery was a Managing Director and Co-Founder of GCA Savvian, a boutique investment bank, in addition to holding the position of Representative Director for GCA Corporation, GCA Savvian’s parent company publicly traded on the Tokyo Stock Exchange. Prior to GCA Savvian, Mr. Avery spent 10 years at Morgan Stanley, working in the New York and Silicon Valley offices where he advised clients across a number of industries on strategic, merger & acquisitions and capital market transactions. Mr. Avery has also held roles at Edward M. Greenberg Associates, Burson-Marsteller, Westdeutsche Landesbank, and Republic National Bank of New York. Mr. Avery is currently a member of the board of directors of FrontWell Capital Partners. Mr. Avery received his Bachelor of Science in Finance from Miami University. Mr. Avery’s management background and expertise in strategic corporate matters and capital markets provide a valuable background for him to serve as a member of our Board, as Chairman of our Nominating and Corporate Governance Committee, and as a member of the Compensation and Audit Committees. Mr. Avery’s term as a director will expire at the 2023 annual meeting of stockholders of the Company.

Stephanie Bowers	Director since June 2021

Ms. Bowers, age 42, was appointed to the Board in June 2021. Ms. Bowers has two decades of U.S. government experience at the White House and with the U.S. Department of State. Ms. Bowers led the U.S. Embassy in The Bahamas as Chargé d’Affaires from 2018 to 2020. Prior to that, Ms. Bowers held senior positions in both Democratic and Republican administrations, including serving as chief of staff for the Western Hemisphere at the State Department from 2016 to 2018, as Deputy Director of Central America Affairs at the State Department from 2015 to 2016 and as a National Security Council Director at the White House from 2013 to 2014. Her previous foreign service experience includes acting as an Economic Officer in South Africa and Spain and overseeing some of the U.S. government’s largest foreign assistance initiatives and budgets, including in the Middle East and throughout the Americas and the Caribbean.

Ms. Bowers received bachelor degrees in International Affairs and French Language and Literature from The George Washington University. She received a Master of Science degree in National Security Strategy from the National War College, where she was named Distinguished Graduate. Ms. Bowers’ substantial experience in the international relations and government affairs provide valuable perspective and expertise as a member of our Board. Ms. Bowers’s term as a director will expire at the 2022 annual meeting of stockholders of the Company.

Christopher Harland	Director since October 2019

Mr. Harland, age 64, was appointed to the Board in October 2019. Mr. Harland is a Partner in the Strategic Advisory Group at PJT Partners, based in New York. Prior to joining PJT Partners, Mr. Harland spent 32 years at Morgan Stanley. From 2008 to March 2015, Mr. Harland served as Chairman and Regional Head of Morgan Stanley Latin America and was also a member of the Management Committee and International Operating Committee. Under his leadership, Morgan Stanley significantly expanded the scope of its operations in Brazil and Mexico and opened new offices in Peru, Colombia and Chile. Before assuming responsibility for Latin America, Mr. Harland was Global Head of the Media and Communications Investment Banking Group from 1996 to 2007. In this capacity he advised many leading media and communications companies on a variety of acquisitions, divestitures and corporate financings. He is a trustee of the New York Studio School, a director of Round Hill Developments and a member of the Council on Foreign Relations. Mr. Harland graduated magna cum laude from Harvard College, attended Oxford University and received an MBA from Harvard Business School where he was a George F. Baker Scholar. Mr. Harland’s experience with international expansion and expertise in capital markets provide a valuable background for him to serve as a member of our Board, and as a member of the Audit Committee. Mr. Harland’s term as a director will expire at the 2024 annual meeting of stockholders of the Company.

Christopher Lytle	Director since October 2020

Mr. Lytle, age 52, was appointed to the Board in October 2020. Mr. Lytle has been president of Longfellow Capital, a private investment firm, since January 2009. He served in a consulting capacity as the Company’s Head of Government Affairs from April 2020 to October 2020 and has been providing strategic consulting services to the Company since 2018. Mr. Lytle previously served as the Company’s Chief Strategy Officer and Executive Vice President of Enterprise SaaS Solutions from August 2017 to October 2018. Prior to joining the Company, Mr. Lytle was President of Cavulus, a privately-held SaaS-based technology provider in the healthcare industry. Before joining Cavulus, Mr. Lytle was a Managing Director at Morgan Stanley from July 2006 to December 2008 and previously was Lead Portfolio Manager of RCL Capital, a hedge fund focused on small and mid-cap telecom and wireless technology businesses from July 2006 to December 2008. He also recently became Chairman of Prolifiq, a leading cloud-native provider of sales- enablement applications to Salesforce customers. Mr. Lytle holds a Bachelor of Arts degree in Economics from Lafayette College. Mr. Lytle’s knowledge of the Company and experience with enterprise SaaS software solutions provide valuable background for him to serve as a member of our Board. Mr. Lytle’s term as a director will expire at the 2024 annual meeting of stockholders of the Company.

Dan Mondor	Director since June 2017 Chairman of the Board since August 2018 Executive Chairman since March 2022

Mr. Mondor, age 66, has served as the Company’s Executive Chairman since March 2022. Mr. Mondor served as the Company’s Chief Executive Officer and Chairman of the Board from August 2018 to March 2022. Mr. Mondor served as Chief Executive Officer of the company from June 2017 until August 2018, when he was appointed to serve as Chairman of the Board. Prior to joining the Company, from April 2016 to June 2017, Mr. Mondor provided corporate strategy and merger and acquisition advisory services to companies involved in the telecommunications industry through his private consulting firm, The Mondor Group, LLC. From March 2015 to March 2016, he was President and Chief Executive Officer of Spectralink Corporation, a private equity-owned global company that designs and manufactures mobile-workforce telecommunications products, including Android based industrial WiFi devices, for global enterprises. From April 2008 to November 2014, Mr. Mondor was the President and Chief Executive Officer of Concurrent Computer Corporation, a global company that designs and manufactures IP video delivery systems and real-time Linux based software solutions for the global services provider, military, aerospace and financial services industries. From February 2007 to March 2008, he was President of Mitel Networks, Inc., a subsidiary of Mitel Networks Corporation, a global company that designs and manufactures business communications systems and mobile communications technology that serve the enterprise and wireless carrier markets. Prior to that, Mr. Mondor held a number of executive management positions at Nortel Networks, including Vice President and General Manager of Enterprise Network Solutions and Vice President of Global Marketing for Nortel’s Optical Internet business. Mr. Mondor holds a Master of Science degree in Electrical Engineering from the University of Ottawa and a Bachelor of Science degree in Electrical Engineering from the University of Manitoba. Mr. Mondor’s substantial experience in the telecommunications and technology industries, gained from senior executive positions at leading global corporations, and his unique understanding of our operations, opportunities and challenges, provide a relevant and informed background for him to serve as a member of our Board. Mr. Mondor’s term as a director will expire at the 2022 annual meeting of stockholders of the Company.

Jeffrey Tuder	Director since June 2017

Mr. Tuder, age 49, was appointed to the Board in June 2017. Mr. Tuder is the Founder and Managing Member of Tremson Capital Management, LLC since April 2015. Mr. Tuder is also Chief Executive Officer of Concord Acquisition Corp. Prior to founding Tremson, he held investment roles at KSA Capital Management, LLC from 2012 until April 2015 and at JHL Capital Group, LLC during 2011. From 2007 until 2010, Mr. Tuder was a Managing Director of CapitalSource Finance, LLC, where he analyzed and underwrote special situation credit investments in the leveraged loan and securitized bond markets. From 2005 until 2007, Mr. Tuder was a member of the private equity investment team at Fortress Investment Group, LLC . Mr. Tuder began his career in various investment capacities at Nassau Capital, a private investment firm that managed the private portion of Princeton University’s endowment and ABS Capital Partners, a private equity firm affiliated with Alex Brown & Sons. Mr. Tuder currently serves on the board of directors of SeaChange International Inc. (NASDAQ: SEAC) and Unico American (NASDAQ: UNAM). Mr. Tuder previously served on the board of directors of MRV Communications, Inc., a communications equipment and services company, until August 2017 prior to its sale to Adva Optical Networking. Mr. Tuder also serves as a director of a number of privately held companies. Mr. Tuder received a Bachelor of Arts degree from Yale College. Mr. Tuder’s private equity and hedge fund investment experience, his expertise in evaluating both public and private investment opportunities across numerous industries, and his ability to think creatively in considering ways to maximize long-term shareholder value provide a valuable background for him to serve as a member of our Board, as Chair of our Audit Committee, Chair of the Compensation Committee of the Board (the “Compensation Committee”), and as a member of the Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”). Mr. Tuder’s term as a director will expire at the 2023 annual meeting of stockholders of the Company.

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

Upon the recommendation of the Nominating and Corporate Governance Committee, the Board appoints committee members annually.

The table below sets forth the current composition of our Board committees:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
James B. Avery	✓	✓	☑
Stephanie Bowers			✓
Christopher Harland	✓
Jeffrey Tuder	☑	☑	✓

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

Advisory Board

In 2021, the Board established an Advisory Board to enhance the Company’s strategic development, acquire additional expertise of industry leaders, and enable former members of the Board or the Company’s management to continue to make significant contributions to the Company. One of our former directors, Brian Miller, currently serves as a member of the Advisory Board.

Compensation Committee Interlocks and Insider Participation

Messrs. Avery and Tuder served on our Compensation Committee during 2021. None of the members of our Compensation Committee during 2021 has ever been one of our officers or employees. None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Bboard or Compensation Committee.

Securities Trading Policy/Hedging Prohibition

Directors, officers and other employees may not engage in any transaction in which they may profit from short-term speculative swings in the value of the Company’s securities. This includes “short sales” (selling borrowed securities which the seller hopes can be purchased at a lower price in the future) or “short sales against the box” (selling owned, but not delivered securities), “put” and “call” options (publicly available rights to sell or buy securities within a certain period of time at a specified price) and hedging transactions, such as zero-cost collars and forward sale contracts. In addition, this policy is designed to ensure compliance with all insider trading rules.

Information about our Executive Officers

The following table sets forth certain information with respect to our current executive officers as of April 30, 2022:

Executive	Age	Title
Ashish Sharma	49	Chief Executive Officer & President
Robert Barbieri	66	Chief Financial Officer
Doug Kahn	63	Executive Vice President, Operations

Ashish Sharma has served as the Company’s Chief Executive Officer and President since March 2022. He previously served as the Company’s President from June 2021 to March 2022 and as President of IoT & Mobile Solutions from February 2020 to June 2021. Prior to that, he had served as the Company’s Executive Vice President IoT & Mobile Solutions since joining the Company in September 2017. Prior to joining the Company, Mr. Sharma was Chief Marketing Officer at Spectralink Corporation, a provider of enterprise grade mobile solutions, from December 2015 to September 2017. Prior to that, Mr. Sharma served as Senior Vice President and General Manager, Americas for Graymatics, Inc. a cognitive media processing company, from January 2015 to December 2015 and as Chief Marketing Officer at FreeWave Technologies, an industrial wireless networking company, from November 2010 to January 2015. Mr. Sharma holds a Bachelor of Science in Electrical Engineering from the University of District of Columbia, a Master of Science in Electrical Engineering from George Mason University and an MBAMBA from the UCLA Anderson School of Management in Finance, Marketing and Strategy.

Robert Barbieri has served as the Company’s Chief Financial Officer since October 2021, and served as the Company’s interim Chief Financial Officer from April 2021 to October 2021. He was a Partner with TechCXO, LLC (“TechCXO”), a professional services firm that provides experienced, C-Suite professionals to deliver strategic and functional consulting services, from 2019 to 2021. Before joining TechCXO, Mr. Barbieri led his own firm, CxO Advisory Services, which provided similar strategic and functional consulting services, from 2010 to 2019. Mr. Barbieri has more than 30 years of experience as a senior executive, strategic partner, and management advisor. Mr. Barbieri has served in senior financial leadership positions with a number of companies, including Chief Financial Officer at ABILITY Network, Inc., a leading healthcare technology company; Chief Financial Officer at Converge One, a leader in telecommunication technology; Executive Vice President and Chief Financial Officer at TriZetto, a publicly traded healthcare IT company; Chief Financial Officer at Textura, a cloud collaboration company; Chief Financial Officer at Apogee Enterprises, a publicly traded glass and coatings technologies company; Chief Financial and Performance Officer at Lawson Software, Inc., a publicly traded international technology, software and e-commerce solution company; and a senior executive with Air Products, a global manufacturing and services company. Mr. Barbieri is a Certified Management Accountant and holds both a B.S. in Business Administration and Accounting and an MBA in Financial Management from Drexel University.

Doug Kahn joined the Company in February 2019 as Executive Vice President of Operations. Prior to joining the Company, Mr. Kahn was Vice President of Global Supply Chain at Vispero, Inc., a provider of assistive technology solutions for the visually impaired, from 2018 to 2019. Mr. Kahn was Executive Vice President of Global Operations and Customer Support for Tintri, Inc., a virtualized storage and storage company from 2014 to 2018. Prior to that, he was Vice President of Global Purchasing and Vice President of Operations for TomTom International BV, a global GPS company, from 2012 to 2014. Mr. Kahn has held several additional leadership roles in all major supply chain functions, including Vice President of Supply Chain and IT for Synaptics Inc. Earlier in his career, Mr. Kahn spent 17 years with Hewlett Packard in roles of increasing responsibility in supply chain development and operations. Mr. Kahn earned a Bachelor of Arts from the University of California, Berkeley, an Master of Science in Geophysics and an MBA in finance and statistics from the University of Chicago.

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

Compensation Discussion and Analysis for Named Executive Officers

The following Compensation Discussion and Analysis describes the material elements of compensation for the Company’s named executive officers, which consist of: (1) our Executive Chairman and former Chief Executive Officer, (2) our President and Chief Executive Officer, (3) our Chief Financial Officer, (4) our Executive Vice President of Operations, (5) our former Chief Financial Officer, and (6) our Vice President and Corporate Controller, who served as our principal financial officer and principal accounting officer for a portion of 2021.

Objectives of Compensation Program

The primary objectives of the Company’s compensation program, including our executive compensation program, are to maintain a pay-for-performance compensation program that will fairly compensate our executives and employees, attract and retain qualified executives and employees who are able to contribute to our long-term success, induce performance consistent with clearly defined corporate goals and align our executives’ long-term interests with those of our stockholders. To that end, the Company’s compensation practices are intended to:

•	provide overall compensation (assuming that targeted levels of performance are achieved) that is sufficient to attract and retain executives and key employees;

•	tie total compensation to Company performance and individual performance in achieving financial and non-financial objectives; and

•	closely align senior management’s interests with stockholders’ interests through long-term equity incentive compensation.

How the Compensation Committee Determines the Forms and Amounts of Compensation

The Compensation Committee structures our compensation programs and establishes compensation levels for our executives and senior officers. The Compensation Committee annually determines the compensation levels for our executive officers by considering several factors, including competitive market data, each executive officer’s roles and responsibilities, how the executive officer is performing those responsibilities and our historical financial performance.

The Compensation Committee considers the recommendations from our Chief Executive Officer in determining executive compensation. In making his recommendations, the Chief Executive Officer receives input from our Human Resources Department.

The Compensation Committee makes all decisions for the total direct compensation, which includes base salary, bonus compensation based upon annual incentive goals and objectives and long-term stock-based awards, of the Company’s executive officers and other members of the Company’s senior management team, including the named executive officers.

The Compensation Committee engages independent compensation consultants from time-to-time to assist the Compensation Committee in its duties, including providing advice regarding industry trends relating to the form and amount of compensation provided to executives by companies with which we compete for executive talent and other similarly situated companies. The Compensation Committee retained Compensia during 2021 to provide competitive compensation data and analysis. The Compensation Committee considers available market data as one factor in making executive compensation decisions, but has not adopted a specific benchmark or peer group as a guideline in its determination of compensation.

The Compensation Committee annually reviews and approves corporate goals and objectives relevant to the Chief Executive Officer’s compensation, evaluates the Chief Executive Officer’s performance in light of those goals and objectives, and determines the Chief Executive Officer’s compensation levels based on this evaluation. In determining the long-term incentive component of the Chief Executive Officer’s compensation, the Committee considers corporate performance, the impact of incentive awards on the Chief Executive Officer’s total compensation and the awards given to the Chief Executive Officer in past years. For the other named executive officers, the Compensation Committee receives a performance assessment and compensation recommendation from the Chief Executive Officer and also exercises its judgment based on the Board’s interactions with the named executive officers. As with the Chief Executive Officer, the performance evaluation of these executives is based on his or her contributions to the Company’s performance and other leadership accomplishments.

Components of Executive Compensation

The elements of the Company’s compensation program are base salaries, bonus compensation based upon incentive goals and objectives and stock-based equity awards. Our compensation program is designed to balance our need to provide our named executive officers with incentives to achieve our short- and long-term performance goals with the need to pay competitive base salaries. There is no pre-established policy for allocating between cash and non-cash or short-term or long-term compensation. Each named executive officer’s current and prior compensation is considered in setting future compensation.

Base Salaries. Base salary is the guaranteed element of employees’ annual cash compensation. Base salaries are generally based on relative responsibility and are targeted to provide competitive guaranteed cash compensation. The value of base salary reflects the employee’s long-term performance, skill set and the market value of that skill set. Base salaries for our named executive officers are reviewed on an annual basis and adjustments are made to reflect performance-based factors, as well as competitive conditions. The Company does not apply specific formulas to determine increases. In setting base salaries, the Compensation Committee considers the following factors:

•	The Company’s overall financial condition;

•	Internal relativity, meaning the relative pay differences for different job levels;

•	Individual performance;

•	Overall economic conditions and market factors; and

•	Consideration of the mix of overall compensation.

In June 2021, the Compensation Committee increased the base salary of Mr. Sharma in connection with his promotion to President of Inseego Corp. Mr. Sharma’s base salary was again increased in March 2022 in connection with his appointment as Chief Executive Officer. These decisions were based upon Mr. Sharma’s increase in responsibilities, salary history and internal relativity.

In June 2021, the Compensation Committee also increased the base salary of Mr. Kahn based upon his individual performance contributions, salary history and internal relativity, as well as consideration of overall market conditions.

Mr. Barbieri’s 2021 base salary was established in October 2021 at the time of his commencement of employment with us based on the Compensation Committee’s consideration of the factors described above.

The fiscal 2021 base salaries for each of the named executive officers are shown in the following table.

2021 Base
Name	Salary (1)
Ashish Sharma	$400,000
Robert Barbieri	$400,000
Doug Kahn	$325,000
Dan Mondor	$550,000
Craig Foster	$375,000
Wei Ding	$250,000

(1)	Reflects base salaries effective December 31, 2021.

Annual Incentive Bonuses

The Company believes that as an employee’s level of responsibility increases, a greater portion of the individual’s cash compensation should be variable and linked to both quantitative and qualitative expectations, including key financial, operational and strategic metrics. To that end, the Company awards annual bonuses in order to align employees’ goals with the Company’s financial, strategic and tactical objectives for the current year.

Executive Bonuses for 2021. For 2021, the Compensation Committee established the Senior Management Bonus Program for the year ended December 31, 2021 (the “2021 Bonus Program”). Under the 2021 Bonus Program, bonus target amounts, expressed as a percentage of base salary, were established for participants. Bonus payouts for the year were then determined by (a) the achievement by the Company of certain financial goals and/or targets set forth in the 2021 Bonus Program related to the Company’s revenue performance and cash flow; and (b) each participating employee’s individual performance. Satisfactory individual performance is a condition to payment.

The Compensation Committee considered the following when establishing the awards for 2021:

•	Bonus Targets. Target bonuses are expressed as a percentage of the participant’s base salary earned during the plan year. Bonus targets were based on job responsibilities and internal relativity. Consistent with the Company’s executive compensation policy, individuals with greater job responsibilities had a greater proportion of their total compensation tied to Company performance in the 2021 Bonus Program. With the exception of Mr. Mondor, bonus targets for the named executive officers were unchanged for 2021 compared to prior years. Prior to 2021, Mr. Mondor had an annual target bonus equal to 65% of his annual base salary. In addition, he had the potential to receive up to an additional 65% of his base salary (for an aggregate annual bonus of up to 130% of his annual base salary) upon the achievement of certain “stretch goals” established by the Compensation Committee from time-to-time. For 2021, Mr. Mondor’s target bonus was set at 130% based upon the same goals as applicable to the rest of the management team. The schedule below shows the target incentives for the 2021 awards for each of the named executive officers as a percentage of 2021 base salary:

	Target Bonus		2021 Bonus
Name	% of Salary	Dollars	Earned (1)
Ashish Sharma	50%	$200,000	$270,000
Robert Barbieri	50%	$200,000	$225,000
Doug Kahn	40%	$120,000	$200,000
Dan Mondor	130%	$715,000	$950,000
Craig Foster	50%	$187,500	$63,094	(2)
Wei Ding	25%	$62,500	$110,000

________________________

(1)	Bonuses were paid in March 2022 in the form of fully vested shares based upon Company and individual performance during 2021, except for Mr. Foster, who received a cash payment. Represents the aggregate bonus amount payable to each named executive officer, which is also the grant date fair value of the fully vested shares granted in satisfaction of such bonuses as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.
(2)	For Mr. Foster, the 2021 bonus award is pro-rated to reflect the portion of the year for which he was employed.

•	Company performance measures. For all participants in the 2021 Bonus Program, including the named executive officers, the Compensation Committee established performance measures based upon total revenue, cash flow and specific product line revenues. Payouts could range from zero to 160% of target depending on the Company’s performance. The bonuses earned by the named executive officers for 2021 relating to corporate performance were 135% of target as a result of achieving sales in excess of the established target for 2021.

•	Personal performance. Based on individual performance, the Compensation Committee uses its discretion to adjust bonus payouts – either up or down – to reflect the individual performance of each named executive officer during the year.

Long-Term Incentives. Long-term incentive awards are a key element of the Company’s total compensation package for the named executive officers. We also have adopted an equity incentive approach intended to reward longer-term performance and to help align the interest of our named executive officers with those of our stockholders. We believe that long-term performance is achieved through an ownership culture that rewards performance by our named executive officers through the use of equity incentives. Our equity incentive plans have been established to provide our employees, including our named executive officers, with incentives to help align those employees’ interests with the interests of our stockholders. Our equity incentive plans have provided the principal method for our named executive officers to acquire equity interests in the Company.

The size and terms of the awards for an individual recipient will depend upon the level of responsibility of the recipient; the expected future contributions to the growth and development of the Company; the value of past service; and the number of options and restricted shares owned by other executives in comparable positions within the Company. The Company’s 2018 Stock Incentive Plan provides for a variety of long-term awards including stock options, restricted stock, restricted share units and performance awards.

Stock Options and RSU Awards

The Compensation Committee continually evaluates its equity compensation program to determine whether to issue either restricted stock units (“RSUs”), stock options or a combination thereof. In making such determinations, the Compensation Committee considers the accounting treatment, the retention and the number of shares available for grant under the Company’s equity incentive plan and the potential dilutive impact on the Company’s stockholders.

The Compensation Committee primarily relies on stock options as the main equity vehicle for our named executive officers. Stock options provide for financial gain derived from the potential appreciation in stock price from the date that the option is granted until the date that the option is exercised. The grant date is established when the Compensation Committee approves the grant and all key terms have been determined. The exercise price of stock option grants is set at the fair market value on the date of grant, which is the closing price on the NASDAQ Stock Market. Under the stockholder-approved 2018 Stock Incentive Plan, the Company may not grant stock options at a discount to the fair market value or reduce the exercise price of outstanding options, except with the approval of the stockholders or except in the case of a stock split or other similar event. The Company does not grant stock options with “reload” features and it does not loan funds to employees to enable them to exercise stock options.

From time to time, our Compensation Committee may also issue RSUs to our named executive officers. RSUs are generally less dilutive to our stockholders, as fewer shares of our common stock are granted to achieve an equivalent value relative to stock options, and because RSU awards are an effective retention tool that maintain value even in cases where the share price is trading lower than the initial grant price.

The equity awards granted to our named executive officers during 2021 are reflected in the “Grants of Plan-Based Awards Table” below.

Other Elements of Compensation

Perquisites and Other Benefits. The Company does not provide significant perquisites or personal benefits to our named executive officers. Our named executive officers are eligible to participate in our health and welfare plans to the same extent as all full-time employees generally.

Retirement Plans. We currently maintain a 401(k) retirement savings plan that allows eligible employees to defer a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre-tax or after-tax basis through contributions to the plan. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees generally. Currently, we match contributions made by participants in the 401(k) plan at $0.50 for each $1.00 contributed on up to 6% an employee’s eligible compensation. We believe that providing a vehicle for retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Severance and Change-in-Control Arrangements

We generally enter into offer letters, rather than formal employment agreements, with our named executive officers. The letters set forth the initial salary and bonus terms for each named executive officer. The current base salaries and bonus targets for the named executive officers are set forth below.

In addition, each of the named executive officers (other than Ms. Ding), as well as certain other key employees, is a party to an change in control and severance agreement with the Company. The principal purpose of the agreements is to protect the Company from certain business risks (e.g., threats from loss of confidentiality or trade secrets, disparagement, solicitation of customers and employees) and to define the Company’s right to terminate the employment relationship. In return, the executive officers are provided assurances with regard to salary and other compensation and benefits, as well as certain severance benefits.

For a description of these agreements and the severance benefits provided under these arrangements, see –Potential Payments Upon Termination or Change-in-Control–Severance Agreements.

2021 Say-On-Pay Vote

At our 2021 annual meeting of stockholders, our stockholders approved, on a non-binding, advisory basis, the compensation paid to our named executive officers described in our 2021 proxy statement. Approximately 94% of the votes cast on the matter were voted in favor of this “say-on-pay” approval. The Board and the Compensation Committee considered the voting results and high level of stockholder support when establishing our executive compensation programs for fiscal 2022.

Clawback Guidelines

Our Corporate Governance Guidelines provide that in the event of any accounting restatement of the financial statements of the Company, the Board will review the incentive compensation and awards made to the executive officers based on the financial results during the period covered by the restatement and, in appropriate circumstances and to the extent permitted by applicable law and the Company’s policies and plans, seek to recover or cancel the portion of any such compensation or awards in excess of what would have been received under the restated financial statements. Among the key factors that the Board will consider in determining whether seeking recovery is appropriate is whether the executive officer engaged in fraud or willful misconduct that resulted in the need for a restatement.

Tax Considerations

Section 162(m) of the Internal Revenue Code generally prohibits a publicly-held company from deducting compensation paid to a current or former named executive officer that exceeds $1 million during the tax year. Certain awards granted before November 2, 2017 that were based upon attaining pre-established performance measures that were set by the Compensation Committee under a plan approved by our stockholders, as well as amounts payable to former executives pursuant to a written binding contract that was in effect on November 2, 2017, may qualify for an exception to the $1 million deductibility limit.

The Compensation Committee notes this deductibility limitation as one of the factors in its consideration of compensation matters. However, the Compensation Committee generally has the flexibility to take any compensation-related actions that it determines are in the Company’s and its stockholders’ best interest, including designing and awarding compensation for our executive officers that is not fully deductible for tax purposes.

Stock Ownership Requirements

The Board has historically encouraged its members and members of senior management to acquire and maintain stock in the Company to link the interests of such persons to the stockholders. However, neither the Board nor the Compensation Committee has established stock ownership guidelines for members of the Board or the executive officers of the Company.

Securities Trading Policy/Hedging Prohibition

Officers and other employees may not engage in any transaction in which they may profit from short-term speculative swings in the value of the Company’s securities. This includes “short sales” (selling borrowed securities which the seller hopes can be purchased at a lower price in the future) or “short sales against the box” (selling owned, but not delivered securities), “put” and “call” options (publicly available rights to sell or buy securities within a certain period of time at a specified price) and hedging transactions, such as zero-cost collars and forward sale contracts. In addition, this policy is designed to ensure compliance with all insider trading rules.

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

Risk Assessment of Compensation Program

In April 2022, management assessed our compensation program for the purpose of reviewing and considering any risks presented by our compensation policies and practices that are reasonably likely to have a material adverse effect on us. As part of that assessment, management reviewed the primary elements of our compensation program, including base salary, short-term incentive compensation and long-term incentive compensation. Management’s risk assessment included a review of the overall design of each primary element of our compensation program, and an analysis of the various design features, controls and approval rights in place with respect to compensation paid to management and other employees that mitigate potential risks to us that could arise from our compensation program. Following the assessment, management determined that our compensation policies and practices did not create risks that were reasonably likely to have a material adverse effect on us and reported the results of the assessment to our compensation committee.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee of our Board of Directors has submitted the following report for inclusion in this proxy statement:

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2021, filed by us with the SEC.

This report of the Compensation Committee is not “soliciting material,” shall not be deemed “filed” with the SEC and shall not be incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The foregoing report has been furnished by the Compensation Committee.

Respectfully submitted,

The Compensation Committee of the Board of Directors

Jeffrey Tuder (Chairman)

James B. Avery

Summary Compensation Table

The following table sets forth information regarding the compensation of our named executive officers for the years ended December 31, 2021, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)		Total ($)
Ashish Sharma	2021	388,128	175,056	(4)	–	2,415,000	9,626		2,987,810
Chief Executive Officer & President	2020	317,153	81,985	(5)	–	1,415,375	7,929		1,822,442
Robert Barbieri(6)	2021	69,231	–		–	2,456,250	405,694	(7)	2,931,175
Chief Financial Officer
Doug Kahn	2021	311,762	182,597	(4)	282,600	857,650	8,228		1,642,837
Executive Vice President, Operations	2020	299,776	66,480	(5)	–	272,295	8,250		646,801
Dan Mondor	2021	550,411	469,333	(4)	–	4,830,000	12,750		5,862,494
Executive Chairman	2020	549,589	199,522	(5)	–	–	75,251		824,362
and Former Chief Executive Officer	2019	550,000	563,251	(8)	–	–	99,331		1,212,582
Craig Foster(9)	2021	115,485	84,162		–	–	187,500		387,147
Former Chief Financial Officer	2020	141,907	–		399,995	2,380,540	–		2,922,442

Wei Ding (10)	2021	250,000	–		117,680	–	3,243		370,923
Vice President and Corporate Controller

14

____________________

(1)	Represents bonus payments made for performance during the applicable year. Bonus payments were made through an award of fully vested shares under the 2018 Omnibus Incentive Compensation Plan (the “2018 Incentive Plan”), except for Mr. Foster’s bonus for 2021, which was paid in cash. The number of RSUs issued was determined by dividing the amount of the bonus award by the 5-day weighted average sales price for the Company’s common stock. Represents the aggregate grant date fair value of the shares issued in the respective fiscal year as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 9, Share-based Compensation, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
(2)	Represents the aggregate grant date fair value of the stock and option awards granted in the respective fiscal year as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 9, Share-based Compensation, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
(3)	See the All Other Compensation table below for additional information.
(4)	Represents a bonus payment made during fiscal 2021 based on individual and Company performance during 2020.
(5)	Represents a bonus payment made during fiscal 2020 based on individual and Company performance during 2019.
(6)	Mr. Barbieri joined as the Company’s permanent Chief Financial Officer starting October 25, 2021.
(7)	Mr. Barbieri served on a consulting basis as Interim Chief Financial Officer from March 2021 to October 2021 and amounts reflect compensation paid to the consulting firm, TechCXO, LLC, for Mr. Barbieri’s services.
(8)	Represents a bonus payment made during fiscal 2019 based on individual and Company performance during 2018.
(9)	Mr. Foster served as the Company’s Chief Financial Officer from August 14, 2020 through April 5, 2021.
(10)	Ms. Ding served as the Company’s principal financial officer and principal accounting officer from April 5, 2021 to October 25, 2021. Ms. Ding is no longer serving in an executive capacity.

All Other Compensation

The following table sets forth information concerning All Other Compensation in the table above:

Name	Year	401(k) Employer Match ($)	Other Compensation ($)		Total ($)
Ashish Sharma	2021	9,626	–		9,626
	2020	7,929	–		7,929
Robert Barbieri	2021	–	405,694	(1)	405,694
Doug Kahn	2021	8,228	–		8,228
	2020	8,250	–		8,880
Dan Mondor	2021	12,750	–		12,750
	2020	8,550	66,701	(2)	75,251
	2019	8,400	90,931	(2)	99,331
Craig Foster	2021	–	187,500	(3)	187,500
	2020	–	–		–
Wei Ding	2021	3,243	–		3,243

__________________

(1)	Represents compensation paid to TechCXO, LLC for consulting services provided by Mr. Barbieri as interim Chief Financial Officer.
(2)	Represents a living expense allowance plus tax gross-up.
(3)	Represents severance pay.

Grants of Plan-Based Awards

The table below sets forth information on grants of options, stock awards and other plan-based awards to the named executive officers in 2021. Mr. Foster did not receive equity awards during 2021.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock		All Other Option Awards: Number of Securities		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)		Underlying Option (#)		Awards ($/share)	Awards ($)
Mr. Sharma	3/9/2021	–	–	–	–	–	–	17,062	(2)	–		–	175,056
	6/6/2021	–	–	–	–	–	–	–		250,000	(3)	$9.66	2,415,000
Mr. Barbieri	10/25/2021	–	–	–	–	–	–	–		375,000	(3)	6.55	2,456,250
Mr. Kahn	3/9/2021	–	–	–	–	–	–	17,797	(2)	–		–	182,597
	6/30/2021	–	–	–	–	–	–	–		45,000	(3)	$10.09	857,650
	12/15/2021	–	–	–	–	–	–	45,000	(4)	–		–	–
Mr. Mondor	3/9/2021	–	–	–	–	–	–	45,744	(1)	–		–	469,333
	6/6/2021	–	–	–	–	–	–	–		500,000		$9.66	4,830,000
Mr. Foster	3/9/2021	–	–	–	–	–	–	8,203	(1)	–		–	84,162
Ms. Ding	5/7/2021	–	–	–	–	–	–	5,000	(4)	–		–	41,600
	10/27/2021	–	–	–	–	–	–	12,000	(4)	–		–	76,080

____________________

(1)	Represents the aggregate grant date fair value of the stock and option awards granted in the respective fiscal year as computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 9, Share-based Compensation, in the Original Form 10-K.
(2)	Bonuses paid in March 2021 in the form of immediately vesting RSUs, based upon Company and individual performance during 2020. For Mr. Foster, the bonus award was pro-rated to reflect the portion of the year for which he was employed.
(3)	Represents stock options that are scheduled to vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the fourth anniversary of the grant date.
(4)	Represents RSU awards. RSUs are scheduled to vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the fourth anniversary of the grant date.
(5)	Represents stock options that are scheduled to vest over a three-year period, with one-third vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the third anniversary of the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the stock options and RSUs held by our named executive officers that were outstanding at December 31, 2021. Mr. Foster did not hold any outstanding equity awards at December 31, 2021.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)		Option Exercise Price ($)	Option Expiration Date	Number of shares of stock that have not vested (#)(2)	Market value of shares of stock that have not vested ($)(3)
Ashish Sharma	6/6/2021	–	250,000		9.66	6/6/2031
	2/5/2020	114,583	135,417		7.70	2/5/2030
	7/30/2018	213,542	36,458		1.80	7/30/2028
	9/25/2017	150,000	–		1.38	9/25/2027
Robert Barbieri	10/25/2021	–	375,000		6.55	10/25/2031

Doug Kahn	12/15/2021						45,000	262,350
	06/30/2021	–	85,000		10.09	06/30/2031
	7/29/2020	8,854	16,146		13.72	7/29/2030
	10/4/2019	10,416	22,917		4.78	10/4/2029
	2/13/2019	41,667	58,333		4.84	2/13/2029

Dan Mondor	6/6/2021	–	500,000	(4)	9.66	6/6/2031
	6/6/2018	1,250,000	–		2.00	6/6/2028
	6/6/2017	600,000	–		0.94	6/6/2027

Wei Ding	10/27/2021						12,000	69,960
	11/09/2020						15,000	87,450

___________________

(1)	Unless otherwise indicated, stock options are scheduled to vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the fourth anniversary of the grant date.
(2)	Represents RSU awards. RSUs are scheduled to vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the fourth anniversary of the grant date.
(3)	Calculated based on the closing price per share of our common stock on December 31, 2021 ($5.83).
(4)	Stock options are scheduled to vest over a three-year period, with one-third vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis thereafter through the third anniversary of the grant date.

Option Exercises and Stock Vested

The following table sets forth information regarding option exercises and stock awards that vested during 2020 with respect to our named executive officers.

Name and Position	Option Awards Number of Shares Acquired On Exercise (#)	Value Realized on Exercise ($)(1)	Stock Awards Number of Shares Acquired On Vesting (#)	Value Realized on Vesting ($)(2)
Ashish Sharma	–	$–	17,062	$175,056
Robert Barbieri	–	$–	$–	$–
Doug Kahn	10,417	$116,692	17,797	$182,597
Dan Mondor	150,000	$2,728,500	45,744	$469,333
Craig Foster	–	$–	15,081	$149,366
Wei Ding	–	$–	15,000	$113,500

Potential Payments Upon Termination or Change-in-Control

Change-in-Control and Severance Agreements

The Company has entered into Change-in-Control and Severance Agreements with Messrs. Sharma, Barbieri and Kahn - all with substantially identical provisions - to provide severance benefits in the event the executive’s employment is terminated. A description of the material terms of the agreements, including the severance benefits payable under these agreements is set forth below.

In addition, prior to his transition to Executive Chairman on March 1, 2022, the Company was a party to a Change-in-Control and Severance Agreement with Mr. Mondor, which agreement terminated effective upon his transition.

Under the terms of the agreements, if the employment of a named executive officer is terminated by the Company without cause or by the named executive officer for good reason not in connection with a Change-in-Control, then the named executive officer is entitled to the following severance benefits:

•	an amount equal to the named executive officer’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to the named executive officer under our compensation plans;

•	an amount equal to six months of the named executive officer’s base salary (12 months for Mr. Mondor), payable in cash in the form of salary continuation;

•	immediate vesting of the portion of the named executive officer’s outstanding equity awards under our compensation plans that would have vested or become exercisable had his employment continued through the next vesting date (or within 12 months of the date of termination for Mr. Mondor);

•	a lump-sum bonus payment equal to the pro-rated portion of the target bonus in the year of termination based on actual achievement of corporate performance goals and assumed full achievement of any individual performance goals; and

•	continued participation for up to nine months (18 months for Mr. Mondor) by the named executive officer and his dependents in our group health plan, at the same benefit and contribution levels in effect immediately prior to the termination;

provided, however, that in order to receive the aforementioned severance benefits (other than the named executive officer’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to the named executive officer under our compensation plans), the named executive officer must execute a general release of claims.

Under the agreements, subject to the executive’s execution of a general release of claims (other than with respect to the first severance benefit noted below), the named executive officer is entitled to the following severance benefits, in lieu of the benefits described above, if the named executive officer ’s employment is terminated by the Company without cause or by the named executive officer for good reason during a Change-in-Control Period:

•	an amount equal to the named executive officer’s unpaid base salary and incentive pay through the date of termination and any other amounts owed to the named executive officer under our compensation plans;

•	an amount equal to the sum of 18 months of the named executive officer’s base salary;

•	an amount equal to 12 months of the named executive officer’s target annual bonus opportunity;

•	immediate vesting of outstanding equity awards under our compensation plans; and

•	continued participation for up to 18 months by the named executive officer and his dependents in our group health plan, at the same benefit and contribution levels in effect immediately before the termination.

The Change-in-Control and Severance Agreements described above utilize the following definitions:

“Cause” means:

•	any act of material misconduct or material dishonesty by the named executive officer in the performance of his or her duties;

•	any willful failure, gross neglect or refusal by the named executive officer to attempt in good faith to perform his or her duties to the Company or to follow the lawful instructions of the Board (except as a result of physical or mental incapacity or illness) which is not promptly cured after written notice;

•	the named executive officer’s commission of any fraud or embezzlement against the Company (whether or not a misdemeanor);

•	any material breach of any written agreement with the Company, which breach has not been cured by the named executive officer (if curable) within 30 days after written notice thereof to the named executive officer by the Company;

•	the named executive officer’s being convicted of (or pleading guilty or nolo contendere to) any felony or misdemeanor involving theft, embezzlement, dishonesty or moral turpitude; and/or

•	the named executive officer’s failure to materially comply with the material policies of the Company in effect from time to time relating to conflicts of interest, ethics, codes of conduct, insider trading, or discrimination and harassment, or other breach of the named executive officer’s fiduciary duties to the Company, which failure or breach is or could reasonably be expected to be materially injurious to the business or reputation of the Company.

“Good Reason” means the occurrence, without the named executive officer ’s consent, for more than thirty days after such named executive officer provides the Company a written notice detailing such conditions of:

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

Equity Award Agreements

The following is a summary of the material terms applicable to the outstanding equity awards held by our named executive officer s as of December 31, 2021.

2018 Incentive Plan. The award agreements covering grants of stock options and RSUs made to our named executive officer s under our 2018 Incentive Plan provide that the Board, in its discretion, may accelerate the vesting of any unvested stock options or RSUs in the event of a change-in-control.

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

Mondor Transition Agreement

Effective March 1, 2022, Mr. Mondor transitioned from the role of Chief Executive Officer of the Company to Executive Chairman, to serve in such capacity until the Company’s next annual meeting of stockholders, pursuant to the terms of a transition agreement between Mr. Mondor and the Company (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. Mondor will continue to serve as a member of the Company’s Board of Directors and, following the Company’s 2022 annual meeting of stockholders, will cease employment and resume his role as non-management Chairman of the Board. Mr. Mondor’s base salary as Executive Chairman will be $100,000 per year. Mr. Mondor will also be entitled to a cash success fee, payable upon the last day of his employment, determined by multiplying $50,000 by the number of employees successfully recruited by him during his transition period that are employed by the Company as of such date. On March 1, 2022, the vesting of 25% of the options granted to Mr. Mondor on June 6, 2021 accelerated and became immediately exercisable, and the remaining options under such grant were cancelled.

Following the end of the transition period, Mr. Mondor will be compensated as a non-employee director under the Company’s non-employee director compensation policies, including cash retainers for service as a Board member and Chairman of the Board, and annual equity awards commencing at the 2022 annual meeting of stockholders.

Potential Payments Upon Termination or Change in Control Table

The following table summarizes the potential payments to our named executive officers in two scenarios: (1) upon termination by us without cause or the executive’s resignation for good reason apart from a change in control; or (2) upon termination by us without cause or the executive’s resignation for good reason within 30 days prior to or 12 months following a Change-in-Control. The table assumes that the termination of employment or Change-in-Control, as applicable, occurred on December 31, 2021. The value of the accelerated vesting of stock and option awards was computed using $5.83, which was the price of our common stock at December 31, 2021 (less, in the case of option awards, the exercise price per share of such option awards).

The employment of Mr. Foster terminated effective April 5, 2021 to pursue other interests. Accordingly, he is not included in the table below as he would not have been entitled to any benefits in the event of the occurrence of any of the triggering events described in the table on December 31, 2021. In connection with his termination, Mr. Foster received severance in the amount of $187,500 as provided for under his Change-in-Control and Severance Agreement, as described above. Mr. Mondor transitioned from his role as Chief Executive Officer to Executive Chairman effective March 1, 2022. A description of the Transition Agreement with Mr. Mondor is provided above. Ms. Ding is not eligible for severance benefits and therefore is not included in the table below as she would not have been entitled to any benefits in the event of the occurrence of any of the triggering events described in the table on December 31, 2021.

Name/Benefit	Involuntary Termination Without Cause/Resignation for Good Reason Apart from a Change in Control (1) ($) (1)	Involuntary Termination Without Cause/Resignation for Good Reason in Connection with a Change in Control ($) (2)
Ashish Sharma
Cash severance	400,000	800,000
Accelerated Vesting of Equity	125,938	146,926
Health Benefits	18,000	36,000
Total	537,938	982,926
Robert Barbieri
Cash severance	400,000	800,000
Accelerated Vesting of Equity	–	–
Health Benefits	13,500	27,000
Total	409,000	827,000
Doug Kahn
Cash severance	292,500	617,500
Accelerated Vesting of Equity	18,938	344,163
Health Benefits	13,500	27,000
Total	320,438	988,663
Dan Mondor
Cash severance	1,265,000	1,540,000
Accelerated Vesting of Equity	–	–
Health Benefits	13,500	27,000
Total	1,274,000	1,567,000

____________________

(1)	Represents base salary for 6 months (12 months in the case of Mr. Mondor), a prorated target annual bonus for the year of termination, and continued health plan coverage for up to 9 months (18 months for Mr. Mondor) at our expense. Also includes the value the equity awards eligible for accelerated vesting upon such termination.
(2)	Represents base salary for 18 months, payable in a lump sum, the executive’s target annual bonus for the year of termination, and continued health plan coverage for up to 18 months at our expense. Also reflects the value of the accelerated vesting of all outstanding stock and option awards.

CEO Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing disclosure regarding the ratio of the annual total compensation of Mr. Mondor, who was our CEO during fiscal 2021, to the median of the total annual compensation of our employees other than Mr. Mondor. We identified our employee with the median annual compensation using total cash compensation for calendar year 2021 of all employees who were employed by us on December 31, 2021, at which date our global workforce consisted of 508 employees, of which 292 were U.S. employees and 216 were non-U.S. employees. We did not include any contractors or other non-employee workers in our employee population. We annualized the compensation for any employees who commenced work during calendar 2021. We believe total cash compensation for all employees is reasonable to use as a consistently applied compensation measure because we do not have a broad-based equity award plan. We selected December 31, 2021, which is within the last three months of our fiscal 2021, for the date as of when we would identify the employee with the median annual compensation, because it enabled us to make such identification in a reasonably efficient and economical manner.

After identifying the employee with the median total cash compensation for the 12 months ended December 31, 2021, we calculated total compensation for this employee for the fiscal year ended December 31, 2021 using the same methodology that we use for our named executive officers in the Summary Compensation Table above.

For fiscal 2021, the total compensation of our Mr. Mondor was $5,862,494, and the total compensation of our employee with median annual compensation was $133,330. Accordingly, we estimated our CEO pay ratio for fiscal 2021 to be 44 to 1.

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

Cash Compensation. The Board has approved the following components of the annual cash retainer fee to our non-management directors for Board and Board committee service in 2021 (which amounts are prorated for directors who only served for a portion of the year):

	Chair		Member
Board of Directors	$80,000	(1)	$40,000
Audit Committee	$20,000		$10,000
Compensation Committee	$14,000		$6,000
Nominating and Corporate Governance Committee	$10,000		$5,000

__________________________

(1) As our Chief Executive Officer and Executive Chairman, Mr. Mondor does not receive retainers for his service on the Board. Commencing on the date of our 2022 annual meeting of stockholders, Mr. Mondor will cease serving as an employee and Executive Chariman and will continue as a non-management Chairman of the Board, eligible for compensation under our non-management director compensation program.

Equity-Based Compensation. The Board approved the following components for equity compensation to be awarded to each non-management director of the Company for fiscal 2021.

•	An initial equity award upon joining the Board in the form of RSUs with an economic value of $145,000. The RSUs vest in three equal annual installments beginning with the first anniversary of the grant date.

•	Thereafter, an annual equity award in the form of RSUs with an economic value of $125,000 that vests in full on the first anniversary of the grant date.

Based on the foregoing policy, the Compensation Committee awarded non-management directors 6,242 RSUs in May 2021 as compensation for Board service from February 2020 to February 2021, and 14,221 RSUs in July 2021 for Board service from July 2021 until the 2022 annual meeting of stockholders. The non-management directors, including Mr. Mondor, will be eligible for annual awards during 2022 as described above.

Director Compensation Table. The table below summarizes the compensation paid to our non-management directors for service on the Board for the fiscal year ended December 31, 2021. In addition to the payments below, the Company reimburses directors for reasonable out-of-pocket expenses incurred in connection with attending Board and Board committee meetings.

Name	Fees Earned in Cash ($)	Stock Awards ($)(1)(2)		All Other Compensation ($)	Total ($)
James B. Avery(3)	56,000	176,936		–	255,936
Stephanie Bowers(4)	14,835	262,385	(5)	–	277,220
Christopher Harland	50,000	176,936		–	226,936
Christopher Lytle	40,000	176,936		–	216,936
Brian Miller(6)	20,833	–		–	20,833
Jeffrey Tuder	79,000	176,936		–	255,936

_____________________

(1)	Represents the aggregate grant date fair value of the equity awards granted in 2021 as computed in accordance with Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 9, Share-based Compensation, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
(2)	The following table shows, for each of our non-management directors, the aggregate number of shares subject to stock and option awards outstanding as of December 31, 2021.

Name	Stock Awards (#)	Option Awards (#)
James B. Avery (issued to Tavistock Financial LLC)	14,221	–
Stephanie Bowers	28,070	–
Christopher Harland	22,555	–
Christopher Lytle	24,810	–
Brian Miller	–	–
Jeffrey Tuder	14,221	56,912

(3)	As required by the terms of his employment with Tavistock Financial, LLC, all cash director fees earned by Mr. Avery are paid to Tavistock Foundation, Inc., a non-profit incorporated and existing under the laws of the State of Florida, and all equity awards to which he would be entitled for service as a director of the Company are issued to Tavistock Financial LLC.
(4)	Ms. Bowers was appointed to the Board effective as of June 15, 2021.
(5)	Includes both the initial grant made to Ms. Bowers with three-year vesting and an annual grant.
(6)	Mr. Miller resigned from the Board effective March 1, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of December 31, 2021, the Company’s Amended and Restated 2000 Employee Stock Purchase Plan (the “Purchase Plan”) and the 2018 Incentive Plan were the only compensation plans under which securities of the Company were authorized for grant. The Purchase Plan and the 2018 Incentive Plan were approved by our stockholders. In 2019, the Board terminated the Company’s 2015 Incentive Compensation Plan (the “2015 Incentive Plan”), which was adopted by the Board without stockholder approval pursuant to NASDAQ Listing Rule 5635. The following table provides information as of December 31, 2021 regarding the Company’s existing and predecessor plans:

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of options outstanding		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,512,670		$4.77	(1)	3,481,834	(2)
Equity compensation plans not approved by security holders	573,123	(3)	$5.33		–

______________________

(1)	Amount is based on the weighted-average exercise price of vested and unvested stock options outstanding under the 2018 Incentive Plan and predecessor plans. RSUs, which have no exercise price, are excluded from this calculation.
(2)	Represents shares available for future issuance under the Purchase Plan and the 2018 Incentive Plan. As of December 31, 2021, there were 170,811 shares of our common stock available for issuance under the Purchase Plan and 3,311,023 shares of our common stock available for issuance under the 2018 Incentive Plan.
(3)

Represents outstanding options under the 2015 Incentive Plan and the Inducement Options (as defined below) issued to our Chief Financial Officer. The 2015 Incentive Plan, which includes the same material terms as the 2018 Incentive Plan, could only be used for inducement grants to individuals to induce them to become employees of the Company or any of its subsidiaries, or, in conjunction with a merger or acquisition, to convert, replace or adjust outstanding stock options or other equity compensation awards, or for any other reason for which there is an applicable exception from the stockholder approval requirements of NASDAQ Listing Rule 5635, in each such case, subject to the applicable requirements of the NASDAQ Listing Rules.

In October 2021, as an inducement to accepting the appointment as the Company’s new Chief Financial Officer, Mr. Barbieri received a one-time stock option award to purchase 375,000 shares of common stock, with an exercise price equal to the closing trading price of the Company’s common stock on October 25, 2021 (the “Inducement Options”). The Inducement Options vest according to the following schedule: one-fourth of the Inducement Options shall vest on October 25, 2022 and the remaining Inducement Options vest ratably each month thereafter for a period of 36 months. The Inducement Options were issued as an employment inducement award in accordance with NASDAQ Listing Rule 5635(c)(4). The Inducement Options are subject to the same material terms as options awarded under the 2018 Incentive Plan,

Security Ownership Certain Beneficial Owners and Management

The tables below provide information regarding the beneficial ownership of our common stock as of March 31, 2022 by: (i) each of our directors; (ii) each of our named executive officers; (iii) all current directors and executive officers as a group; and (iv) each beneficial owner of more than five percent of our common stock.

Beneficial ownership is determined in accordance with SEC rules and regulations, and generally includes voting power or investment power with respect to securities held. Unless otherwise indicated and subject to applicable community property laws, we believe that each of the stockholders named in the table below has sole voting and investment power with respect to the shares shown as beneficially owned. Securities that may be beneficially acquired within 60 days after March 31, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person.

The address for directors and executive officers is 9710 Scranton Road, Suite 200, San Diego, California 92121. The tables below list the number and percentage of shares beneficially owned based on 107,389,076 shares of common stock outstanding as of March 31, 2022.

Directors and Named Executive Officers

Name of Beneficial Owner	Shares Owned (#)		Right to Acquire (#)(1)		Total Shares of Common Stock Beneficially Owned (#)		Percentage
Dan Mondor	243,040		1,881,116		2,124,156		1.9%
Ashish Sharma	282,861		597,916		880,777		*
Robert Barbieri	35,414		–		35,414
Doug Kahn	91,380		94,791		186,171		*
Craig Foster	10,163		–		10,163		*
James B. Avery	–	(2)	–	(2)	–	(2)	*
Stephanie Bowers	524		–		524		*
Christopher Harland	56,502		–		56,502		*
Christopher Lytle	284,437		29,734		314,171	(3)	*
Jeffrey Tuder	151,048		56,912		207,960		*
All directors and executive officers as a group (nine persons)	912,329		779,353		1,691,682		1.6%

__________________

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)	Represents shares of common stock that may be acquired pursuant to stock options or warrants that are or will become exercisable within 60 days after March 31, 2022.
(2)	Does not include shares of common stock or warrants held by Braslyn, Ltd., Golden Harbor Ltd. or Tavistock Financial, LLC, in which Mr. Avery disclaims beneficial ownership, which are reported in the table below under Five Percent Holders. Mr. Avery is obligated to transfer any shares issued pursuant to any equity awards made to him by the Company, or the economic benefits thereof, to Tavistock Financial, LLC.
(3)	Includes 29,722 shares of common stock issuable upon the conversion outstanding convertible notes held in an individual retirement for the benefit of Mr. Lytle’s mother. Mr. Lytle has investment power with respect to such shares and may be deemed to be the beneficial owner thereof. Mr. Lytle disclaims beneficial ownership of such shares.

Five Percent Holders

The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities known by us to beneficially own five percent or more of our outstanding common stock. The information regarding beneficial ownership of the persons and entities identified below is included in reliance on reports filed by the persons and entities with the SEC, except for modifications that are disclosed below and except that the percentage is based upon our calculations made in reliance upon the number of shares reported to be beneficially owned by such person or entity in such report and the number of shares of common stock outstanding on March 31, 2022.

Name and Address of Beneficial Owner	Shares Owned (#)	Right to Acquire (#)	Total Shares of Common Stock Beneficially Owned (#)	Percentage
Golden Harbor Ltd.(1) Cay House EP Taylor Drive N7776 Lyford Cay New Providence C5	21,019,191	3,814,106	24,833,297	22.3%
North Sound Management, Inc. (2) c/o Edward E. Murphy 115 East Putnam Avenue Greenwich, CT 06830	4,220,133	5,029,758	9,249,891	8.2%
BlackRock, Inc. (3) 55 East 52nd Street New York, NY 10055	6,125,749	–	6,125,749	5.7%

______________________

(1)	According to a Schedule 13D/A filed by Golden Harbor Ltd., Braslyn Ltd., Tavistock Financial, LLC and Joe Lewis with the SEC on September 24, 2021, Golden Harbor Ltd. has shared voting and dispositive power over 14,908,149 shares of common stock, Braslyn Ltd. has shared voting and dispositive power over 7,908,678 shares of common stock, Tavistock Financial, LLC has shared voting and dispositive power over 77,364 shares of common stock and Joe Lewis has shared voting and dispositive power over 22,894,191 shares of common stock. Includes (a) 1,875,000 shares of the Company’s common stock issuable upon exercise of warrants and (b) 1,939,106 shares of common stock issuable upon the conversion outstanding convertible notes that were not included in the beneficial ownership amounts disclosed in the Schedule 13D/A filed on September 24, 2021 but are currently exercisable because the ownership limitation in the convertible notes has terminated.
(2)	According to a Schedule 13D/A filed by North Sound Management, Inc., North Sound Trading, LP and Brian Miller with the SEC on March 2, 2021, North Sound Management, Inc. has sole voting and dispositive power over 4,788,213 shares of common stock, North Sound Trading, LP has sole voting and dispositive power over 4,788,213 shares of common stock and Mr. Miller has shared voting and dispositive power over 4,845,133 shares of common stock. Includes (a) 56,920 shares of common stock held directly by Mr. Miller and (b) 625,000 shares of common stock that may be acquired pursuant to outstanding warrants. Also included 4,404,758 shares of common stock issuable upon the conversion outstanding convertible notes that were not included in the beneficial ownership amounts disclosed in the Schedule 13D/A filed on March 2, 2021 but are currently exercisable because the ownership limitation in the convertible notes has terminated.
(3)	Based on a Schedule 13G filed with the SEC on February 4, 2022.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock since the end of 2016. with the cumulative total return of (a) the NASDAQ Composite Index (b) the NASDAQ Telecommunications Index. The comparison assumes $100 was invested at the end of 2016 in our common stock and in each of the indices shown and assumes that all dividends were reinvested.

Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Inseego Corp.	$100.00	$65.98	$170.08	$300.41	$634.02	$238.93
NASDAQ Composite Index	$100 .00	$129.64	$125.96	$172.17	$249.51	$304.85
NASDAQ Telecommunications Index	$100.00	$128.15	$99.13	$117.72	$129.55	$132.60

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and anyone holding 10% or more of a registered class of our equity securities to file reports with the SEC showing their holdings of, and transactions in, these securities. Based solely on a review of copies of such reports we received, we believe that during 2021 all its reporting persons filed such reports on a timely basis, with the exception of (a) one delinquent Form 3 and Form 4 for Ms. Bowers that were filed on December 6, 2021 due to an administrative delay in receiving EDGAR filing codes, (b) one delinquent Form 3 and Form 4 for Mr. Barbieri that was filed on December 6, 2021 due to administrative delay in receiving EDGAR filing codes and (c) a delinquent Form 4 for Mr. Tuder due to administrative delay in receiving EDGAR filing codes.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Series E Preferred Exchanges

On September 3, 2021, the Company entered into separate privately-negotiated exchange agreements (each, an “Exchange Agreement”) with Golden Harbor Ltd. and North Sound Trading, L.P. (the “Participating Stockholders”), holders of the Company’s outstanding Series E Fixed-Rate Cumulative Perpetual Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”). Pursuant to each respective Exchange Agreement, each of the Participating Stockholders agreed to exchange Series E Preferred Stock that they currently held (representing an aggregate of $13,180,539 base amount of Series E Preferred Stock and accrued dividends) for an aggregate of 1,525,207 shares of Common Stock, par value $0.001 (“Common Stock”), of the Company (the “Private Exchange Transactions”). The Company did not receive any cash proceeds from the Participating Stockholders in connection with the Private Exchange Transactions. Mr. Avery is a Vice President of Golden Harbor Ltd.

In connection with the Private Exchange Transactions, the Company agreed to file a registration statement with the Securities and Exchange Commission in order to effect a registration for the resale by the Participating Stockholders of the shares of Common Stock exchanged through the Private Exchange Transactions.

The Private Exchange Transactions were negotiated, reviewed and approved by a committee of our Board comprised solely of directors disinterested in the Private Exchange Transactions.

Interest Payments on Convertible Notes

During fiscal 2021, the Company made interest payments to Golden Harbor, North Sound and an individual retirement account held by Mr. Lytle’s mother, over which Mr. Lytle has investment discretion in the amounts of $794,820, $1,805,180, and $12,188 respectively, pursuant to the Company’s 3.25% Convertible Senior Notes due 2025.

Parents of the Company

The Company has no parents except to the extent that either of the Investors may be deemed a parent by virtue of their ownership of the Company’s outstanding shares of Common Stock, and their Board nomination and appointment rights under the Securities Purchase Agreement, dated August 6, 2018, by and among the Company, Golden Harbor Ltd. and North Sound Trading, L.P.

Director Independence

Under the NASDAQ listing requirements, a majority of the members of our Board must be independent. The Board has determined that James Avery, Stephanie Bowers, Christopher Harland and Jeffrey Tuder are each “independent” of the Company and management within the meaning of the NASDAQ listing requirements. Mr. Mondor is not “independent” under the NASDAQ listing requirements because he is an employee of the Company. Mr. Lytle is not “independent” under the NASDAQ listing requirements because he is a former employee of and consultant to the Company.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table sets forth fees for services rendered by Marcum LLP for 2021 and 2020.

	2021	2020
Audit Fees(1)	$870,865	$868,290
Audit-Related Fees(2)	26,368	86,906
Tax Fees	–	–
All Other Fees	–	–

Total	$897,233	$955,196

(1)	Audit fees consist principally of fees for the audits of our annual consolidated financial statements and internal control over financial reporting, and review of our interim consolidated financial statements.
(2)	Audit-related fees consist primarily of fees for accounting consultations, comfort letters, consents and any other audit attestation services.

Pre-Approval Policies and Procedures

The Audit Committee annually reviews and pre-approves certain audit and non-audit services that may be provided by our independent registered public accounting firm and establishes and pre-approves the aggregate fee level for these services. Any proposed services that would cause us to exceed the pre-approved aggregate fee amount must be pre-approved by the Audit Committee. All audit and non-audit services for 2021 and 2020 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The Company’s consolidated financial statements and report of Marcum LLP, Independent Registered Public Accounting Firm, are included in Section IV of this report beginning on page F-1.

(a)(2)	Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or related notes thereto.

(b)	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into this report:

Exhibit No.	Description

2.1	Share Purchase Agreement, dated as of February 24, 2021, by and between Inseego Corp. and Main Street 1816 Proprietary Limited (in the process of being renamed Convergence CTSA Proprietary Limited)(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

2.2	First Addendum dated March 17, 2021 to the Share Purchase Agreement dated February 24, 2021 between Main Street 1816 Proprietary Limited (in the process of being renamed Convergence CTSA Proprietary Limited) and Inseego Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 30, 2021.)

2.3	Second Addendum dated April 30, 2021 to the Share Purchase Agreement dated February 24, 2021 between Main Street 1816 Proprietary Limited (in the process of being renamed Convergence CTSA Proprietary Limited) and Inseego Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2021).

2.4	Third Addendum dated June 30, 2021 to the Share Purchase Agreement dated February 24, 2021 between Main Street 1816 Proprietary Limited (in the process of being renamed Convergence CTSA Proprietary Limited) and Inseego Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2021.)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

3.2	Amended and Restated Bylaws of Inseego Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 9, 2016).

3.3	Certificate of Designation of Series D Junior Participating Preferred Stock of Inseego Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 22, 2018).

3.4	Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 13, 2019).

3.5	Certificate of Amendment to Certificate of Designation of Series E Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 10, 2020).

4.1	Form of Inseego Corp. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 9, 2016).

4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 1, 2021).

4.3	Base Indenture, dated May 12, 2020, between Inseego Corp. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 12,

4.4	First Supplemental Indenture, dated May 12, 2020, between Inseego Corp. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 12, 2020).
4.5	Form of 3.25% convertible senior note due 2025 (incorporated by reference Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 10, 2020).

4.6	Common Stock Purchase Warrant issued to Golden Harbor Ltd., dated March 28, 2019, by Inseego Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 29, 2019).

4.7	Common Stock Purchase Warrant issued to North Sound Trading, L.P., dated March 28, 2019, by Inseego Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 29, 2019).

4.8	Registration Rights Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A to the Securities Purchase Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.1*	Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 18, 2018).

10.2*	Offer Letter dated July 26, 2020 between Inseego Corp. and Craig L. Foster (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed November 6, 2020).

10.3*	Change in Control Agreement dated August 17, 2020 between Inseego Corp. and Craig L. Foster (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed November 6, 2020).

10.4*	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.5*	Employment Offer Letter, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.6*	Indemnification Agreement, dated June 6, 2017, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 9, 2017).

10.7*	Amendment to Offer Letter, dated October 26, 2017, by and between the Company and Dan Mondor (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2017).

10.8*	Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.9*	Form of Nonstatutory Stock Option Agreement under the Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.10*	Amended Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 30, 2021).

10.11	Securities Purchase Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.12	Securities Purchase Agreement, dated August 9, 2019, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 13, 2019).

10.13	Securities Purchase Agreement, dated March 6, 2020, by and among Inseego Corp. and the Investor identified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2020).

10.14	Assignment and License Agreement, dated as of February 24, 2021, by and between Inseego Corp. and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

10.15	Transitional Services Agreement, dated as of February 24, 2021, by and between Inseego Corp. and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

10.16	Trademark Agreement, dated as of February 24, 2021, by and between Inseego Corp. Ctrack Holdings (Pty) Limited, and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

10.17	Equity Distribution Agreement, dated as of January 25, 2021, by and between Inseego Corp. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 26, 2021).

10.18*	Amended and Restated Change in Control and Severance Agreement, dated June 7, 2021, by and between the Company and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 10, 2021).

10.19*	Independent Contractor Services Agreement, dated as of August 5, 2021, by and between the Company and TechCXO, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 5, 2021).

10.20*	Offer Letter dated October 13, 2021 between Inseego Corp. and Robert G. Barbieri. (incorporated by reference to Exhibit 10.1 to the Company’s Current on Form 8-K/A, filed October 26, 2021).

10.21*	Form of Inducement Stock Option Agreement, by and between Inseego Corp. and Robert G. Barbieri (incorporated by reference to Exhibit 10.2 to the Company’s Current on Form 8-K/A, filed October 26, 2021).

10.23	Form of Exchange Agreement, dated September 3, between Inseego Corp. and certain investors holding the Company’s Series E Fixed-Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed September 3, 2021).

21	Subsidiaries of Inseego Corp (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, filed on March 1, 2022).

23.1	Consent of Independent Registered Public Accounting Firm (Marcum LLP) (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, filed on March 1, 2022).

31.1	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, filed on March 1, 2022).

31.2	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, filed on March 1, 2022).

31.3**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, filed on March 1, 2022).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, filed on March 1, 2022).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2022	INSEEGO CORP.

	By	/s/ Robert Barbieri
Robert Barbieri
Chief Financial Officer
(Principal Financial and Accounting Officer)

