Form 10-Q
period 2022-03-31
INSEEGO CORP.
filed 2022-05-04
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of April 27, 2022 was 107,397,278.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,520	$46,474
Restricted cash	3,661	3,338
Accounts receivable, net of allowance for doubtful accounts of $358 and $408, respectively	21,723	26,781
Inventories	37,474	37,402
Prepaid expenses and other	10,944	13,624
Total current assets	115,322	127,619
Property, plant and equipment, net of accumulated depreciation of $23,334 and $26,692, respectively	7,828	8,102
Rental assets, net of accumulated depreciation of $5,939 and $5,392, respectively	4,713	4,575
Intangible assets, net of accumulated amortization of $54,100 and $48,404, respectively	46,318	46,995
Goodwill	21,922	20,336
Right-of-use assets, net	7,699	7,839
Other assets	378	377
Total assets	$204,180	$215,843
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$40,096	$48,577
Accrued expenses and other current liabilities	32,485	26,253
Total current liabilities	72,581	74,830
Long-term liabilities:
2025 Notes, net	157,629	157,866
Deferred tax liabilities, net	1,051	852
Other long-term liabilities	7,109	7,149
Total liabilities	238,370	240,697
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 shares designated, 25,000 shares issued and outstanding, liquidation preference of $1,000 per share (plus any accrued but unpaid dividends)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 107,389,076 and 105,380,533 shares issued and outstanding, respectively	107	105
Additional paid-in capital	784,267	770,619
Accumulated other comprehensive loss	(5,633)	(8,531)
Accumulated deficit	(812,931)	(787,047)
Total stockholders’ deficit	(34,190)	(24,854)
Total liabilities and stockholders’ deficit	$204,180	$215,843
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenues:
IoT & Mobile Solutions	$54,505	$42,959
Enterprise SaaS Solutions	6,879	14,638
Total net revenues	61,384	57,597
Cost of net revenues:
IoT & Mobile Solutions	42,903	33,442
Enterprise SaaS Solutions	3,233	5,682
Total cost of net revenues	46,136	39,124
Gross profit	15,248	18,473
Operating costs and expenses:
Research and development	18,560	14,555
Sales and marketing	9,773	11,004
General and administrative	8,238	8,644
Amortization of purchased intangible assets	444	466
Total operating costs and expenses	37,015	34,669
Operating loss	(21,767)	(16,196)
Other (expense) income:
Loss on debt conversion and extinguishment, net	(450)	(432)
Interest expense, net	(2,923)	(1,845)
Other (expense) income, net	(405)	1,735
Loss before income taxes	(25,545)	(16,738)
Income tax (benefit) provision	(322)	221
Net loss	(25,223)	(16,959)
Less: Net income attributable to noncontrolling interests	—	(214)
Net loss attributable to Inseego Corp.	(25,223)	(17,173)
Series E preferred stock dividends	(661)	(867)
Net loss attributable to common stockholders	$(25,884)	$(18,040)
Per share data:
Net loss per common share:
Basic and diluted	$(0.24)	$(0.18)
Weighted-average shares used in computation of net loss per common share:
Basic and diluted	105,649,419	101,370,433

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(25,223)	$(16,959)
Foreign currency translation adjustment	2,898	(1,732)
Total comprehensive loss	$(22,325)	$(18,691)
Comprehensive income attributable to noncontrolling interests	—	(214)
Comprehensive loss attributable to Inseego Corp.	$(22,325)	$(18,905)
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	35	$—	99,399	$99	$711,487	(732,422)	(6,972)	$(91)	$(27,899)
Net loss	—	—	—	—	—	(17,173)	—	214	(16,959)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,732)	—	(1,732)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	1,429	1	1,560	—	—	—	1,561
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(468)	—	—	—	(468)
Issuance of common shares in connection with conversion of 2025 Notes	—	—	429	1	5,382	—	—	—	5,383
Issuance of common shares in connection with a public offering, net of issuance costs	—	—	1,516	2	29,426	—	—	—	29,428
Share-based compensation	—	—	—	—	9,098	—	—	—	9,098
Net noncontrolling interest acquired	—	—	—	—	—	241	—	(116)	125
Series E preferred stock dividends	—	—	—	—	867	(867)	—	—	—
Balance, March 31, 2021	35	$—	102,773	$103	$757,352	$(750,221)	$(8,704)	$7	$(1,463)

Balance, December 31, 2021	25	$—	105,381	$105	$770,619	$(787,047)	$(8,531)	$—	$(24,854)
Net loss	—	—	—	—	—	(25,223)	—	—	(25,223)
Foreign currency translation adjustment	—	—	—	—	—	—	2,898	—	2,898
Adjustment relating to extinguishment of 2022 Notes	—	—	—	—	1,728	—	—	—	1,728
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	2,008	2	74	—	—	—	76
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(14)	—	—	—	(14)
Share-based compensation	—	—	—	—	11,199	—	—	—	11,199
Series E preferred stock dividends	—	—	—	—	661	(661)	—	—	—
Balance, March 31, 2022	25	$—	107,389	$107	$784,267	$(812,931)	$(5,633)	$—	$(34,190)

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,223)	$(16,959)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,243	6,230
Provision for bad debts, net of recoveries	(14)	101
Provision for excess and obsolete inventory	247	(173)
Share-based compensation expense	11,199	9,098
Amortization of debt discount and debt issuance costs	1,650	374
Fair value adjustment on derivative instrument	(609)	(1,951)
Loss on debt conversion and extinguishment, net	450	432
Deferred income taxes	189	326
Right-of-use assets	342	512
Other	—	107
Changes in assets and liabilities, net of effects of divestiture:
Accounts receivable	5,477	2,668
Inventories	(355)	(5,414)
Prepaid expenses and other assets	2,701	1,198
Accounts payable	(10,400)	(1,937)
Accrued expenses, income taxes, and other	6,819	6,898
Operating lease liabilities	(354)	(537)
Net cash (used in) provided by operating activities	(638)	973
Cash flows from investing activities:
Acquisition of noncontrolling interest	—	(116)
Purchases of property, plant and equipment	(763)	(1,324)
Proceeds from the sale of property, plant and equipment	—	21
Additions to capitalized software development costs	(3,127)	(7,977)
Net cash used in investing activities	(3,890)	(9,396)
Cash flows from financing activities:
Net borrowing of bank and overdraft facilities	(54)	263
Principal payments under finance lease obligations	(62)	—
Proceeds from a public offering, net of issuance costs	—	29,428
Principal repayments on financed other assets	(1,007)	(1,237)
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	63	1,093
Net cash (used in) provided by financing activities	(1,060)	29,547
Effect of exchange rates on cash	957	(1,589)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,631)	19,535
Cash, cash equivalents and restricted cash, beginning of period	49,812	40,015
Cash, cash equivalents and restricted cash, end of period	$45,181	$59,550
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$169
Income taxes	$41	$29

Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$225	$1,289
Capital expenditures financed through accounts payable or accrued liabilities	$2,105	$2,890
Right-of-use assets obtained in exchange for operating leases liabilities	$79	$148
2025 Notes conversion, including shares issued in satisfaction of interest make-whole payment	$—	$5,383

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Inseego Corp. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at March 31, 2022 and the results of the Company’s operations for the three months ended March 31, 2022 and 2021 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, except otherwise disclosed herein, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The year-end condensed consolidated balance sheet data as of December 31, 2021 was derived from the Company’s audited consolidated financial statements and may not include all disclosures required by accounting principles generally accepted in the United States. Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net loss, assets, liabilities or stockholders’ deficit. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
Risks and Uncertainties
In December 2019, the novel coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, resulting in shutdowns of manufacturing and commerce globally in the months that followed. Since then, the COVID-19 pandemic has spread worldwide, and has resulted in authorities implementing numerous measures to try to contain the disease or slow its spread, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent the spread of the disease, all of which are uncertain and cannot be predicted.

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

Liquidity
As of March 31, 2022, the Company had available cash and cash equivalents totaling $41.5 million, excluding restricted cash of $3.7 million.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ materially from these estimates. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the COVID-19 pandemic could have on our significant accounting estimates. Significant estimates include revenue recognition, capitalized software costs, allowance for credit losses, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, valuation of derivatives, accruals relating to litigation, income taxes and share-based compensation expense.

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

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$41,520	$46,474
Restricted cash	3,661	3,338
Cash, cash equivalents and restricted cash, end of period	$45,181	$49,812
Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021. The Company adopted this standard in the first quarter of fiscal 2022 and it did not have an impact to the condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of fiscal 2022 and it did not have an impact to the condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
Other than the above mentioned recently adopted accounting pronouncements, there have been no recent accounting pronouncements, changes in accounting pronouncements or recent accounting pronouncements not yet adopted during the three months ended March 31, 2022 that are of significance or potential significance to the Company’s financial position, results of operations and cash flows.

2. Financial Statement Details
Inventories
Inventories, net, consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$33,351	$33,112
Raw materials and components	4,123	4,290
Total inventories	$37,474	$37,402

Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Rebate receivables	$3,715	$6,398
Receivables from contract manufacturers	1,553	2,626
Software licenses	2,021	1,261
Insurance	522	1,269
Deposits	960	1,023
Financed assets	1,014	323
Other	1,159	724
	$10,944	$13,624

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Royalties	$1,828	$2,243
Payroll and related expenses	14,089	9,326
Warranty obligations	521	473
Professional fees	462	502
Bank overdrafts	350	370
Accrued interest	2,192	877
Contract liabilities	6,425	3,832
Operating lease liabilities	1,759	1,769
Accrued contract manufacturing liabilities	1,199	927
Liabilities related to financed assets	530	1,593
Value added tax payables	443	642
Other	2,687	3,699
Total accrued expenses and other current liabilities	$32,485	$26,253

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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the three months ended March 31, 2022 or 2021.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
	Total Fair Value	Level 3	Level 1	Total Fair Value	Level 3	Level 1
Assets
Cash equivalents
Money market funds	$126	$—	$126	$126	$—	$126
Total assets	$126	$—	$126	$126	$—	$126
Liabilities
2025 Notes
Interest make-whole payment	$317	$317	$—	$926	$926	$—
Total liabilities	$317	$317	$—	$926	$926	$—
The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model with the following key assumptions:

	March 31, 2022	December 31, 2021
Volatility	50%	50%
Stock price	$4.05 per share	$5.83 per share
Credit spread	15.53%	15.93%
Term	3.09 years	3.34 years
Dividend yield	—%	—%
Risk-free rate	2.45%	1.02%

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2022 (in thousands):

	Balance as of December 31, 2021	Additions	Conversions	Change in fair value	Balance as of March 31, 2022
Liabilities:
Interest make-whole payment	$926	$—	$—	$(609)	$317

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company evaluated the 2025 Notes under ASC 815, Derivatives and Hedging, and identified an embedded derivative that required bifurcation. The embedded derivative is an interest make-whole payment. The estimated fair values of the interest make-whole derivative liability at March 31, 2022 and December 31, 2021 were determined using significant assumptions which include an implied credit spread rate for notes with a similar term, the expected volatility and dividend yield of the Company’s common stock and the risk-free interest rate.

Changes in the fair value of the interest make-whole payment totaling a gain of $0.6 million for the three months ended March 31, 2022 are included in the Company’s condensed consolidated statement of operations within other income (expense), net. As of March 31, 2022, the embedded derivative had a fair value of $0.3 million.
Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of the 2025 Notes.

On May 12, 2020, the Company issued $180.4 million in aggregate principal amount of 2025 Notes, and restructured its outstanding debt as described further in Note 4. Debt. The Company carries its 2025 Notes at amortized cost adjusted for changes in fair value of the embedded derivative. As of March 31, 2022, $161.9 million in principal amount of the 2025 Notes remain outstanding. It is not practicable to determine the fair value of the 2025 Notes due to the lack of information available to calculate the fair value of such notes.

4. Debt

2025 Notes

On May 12, 2020, the Company completed its registered public offering of $100.0 million aggregate principal amount of 2025 Notes and issued $80.4 million principal amount of 2025 Notes in the privately negotiated exchange agreements that closed concurrently with the registered offering in May 2020.

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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of March 31, 2022, $161.9 million in principal amount of the 2025 Notes were outstanding, $80.4 million of which were held by related parties, and $1.1 million of accrued interest due to related parties was included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. As of December 31, 2021, $161.9 million in principal amount of the 2025 Notes were outstanding, $80.4 million of which were held by related parties, and $0.4 million of accrued interest due to related parties was included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. Assuming no repurchases or conversions of the 2025 Notes prior to May 1, 2025, the entire principal balance of $161.9 million of the 2025 Notes is due on May 1, 2025.

The 2025 Notes consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Principal	$161,898	$161,898
Add: fair value of embedded derivative	317	926
Less: unamortized debt discount	(2,554)	(2,761)
Less: unamortized issuance costs	(2,032)	(2,197)
Net carrying amount	$157,629	$157,866

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The effective interest rate on the liability component of the 2025 Notes was 4.23% and 4.06% for the three months ended March 31, 2022 and 2021, respectively. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$1,315	$1,287
Amortization of debt discount	207	208
Amortization of debt issuance costs	165	166
Total interest expense	$1,687	$1,661

5. Share-based Compensation

During the three months ended March 31, 2022, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, a maximum of 8,897,084 shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units (“RSUs”) or other awards, including awards with alternative vesting schedules such as performance-based criteria.

For the three months ended March 31, 2022 and 2021 the following table presents total share-based compensation expense in each functional line item on the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$1,415	$1,578
Research and development	4,070	3,228
Sales and marketing	2,043	1,988
General and administrative	3,671	2,304
Total	$11,199	$9,098
During the quarter ended March 31, 2022, the Board of Directors of the Company approved and the Company granted restricted stock units to eligible employees under the 2018 Plan that were immediately vested, as fiscal 2021 annual bonus payments. The total charges recorded during the quarter ended March 31, 2022 were $8.8 million. Such bonus payments in fiscal 2021 were paid and recorded in the quarter ended March 31, 2021 and total charges related to such bonus payments were $7.0 million.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options
The Compensation Committee of the Board of Directors determines eligibility, vesting schedules and exercise prices for stock options granted. The Company generally uses the Black-Scholes option pricing model to estimate the fair value of its stock options. For performance stock awards subject to market-based vesting conditions, fair values are determined using the Monte-Carlo simulation model. Stock options generally have a term of ten years and vest over a three- to four-year period.
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2022:

Outstanding — December 31, 2021	8,085,793
Granted	1,302,500
Exercised	(130,790)
Canceled	(583,612)
Outstanding — March 31, 2022	8,673,891
Exercisable — March 31, 2022	4,931,898
At March 31, 2022, total unrecognized compensation expense related to stock options was $11.1 million, which is expected to be recognized over a weighted-average period of 2.97 years.
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
The following table summarizes the Company’s RSU activity:

Non-vested — December 31, 2021	1,247,723
Granted	2,139,100
Vested	(1,892,613)
Forfeited	(50,700)
Non-vested — March 31, 2022	1,443,510
At March 31, 2022, total unrecognized compensation expense related to RSUs was $5.9 million, which is expected to be recognized over a weighted-average period of 3.34 years.

6. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (consisting primarily of the 2025 Notes calculated using the if-converted method and warrants, stock options and RSUs calculated using the treasury stock method) are excluded from the diluted EPS computation in loss periods and when the applicable exercise price is greater than the market price on the period end date as their effect would be anti-dilutive.
The calculation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Net loss attributable to common stockholders	$(25,884)	$(18,040)
Weighted-average common shares outstanding	105,649,419	101,370,433
Basic and diluted net loss per share	$(0.24)	$(0.18)

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2022, the computation of diluted EPS excluded 27,109,523 shares, primarily related to the 2025 Notes, warrants, stock options, RSUs and employee stock purchase plan for which the effect would have been anti-dilutive.
The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net loss per share attributable to stockholders in the following periods:

	Three Months Ended March 31,
(in thousands)	2022	2021
Convertible Notes	14,341	14,341
Warrants	2,500	2,500
Non-qualified stock options	8,675	7,627
Restricted stock units	1,443	400
Employee stock purchase plan	151	13
Total	27,110	24,881

7. Private Placements and Public Offering
Common Stock
On March 28, 2019, the Company issued warrants to purchase 2,500,000 shares of common stock (the “2019 Warrants”) to certain accredited investors. Each 2019 Warrant has an initial exercise price of $7.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, became exercisable on September 28, 2019, and will expire on June 30, 2022. The Company assessed the terms of the warrants under ASC 815. Pursuant to this guidance, the Company has determined that the warrants do not require liability accounting and has classified the warrants as equity.
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

8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended March 31,
	2022	2021
United States and Canada	$52,642	$42,736
Europe	5,620	5,833
South Africa	—	7,108
Other	3,122	1,920
Total	$61,384	$57,597
Concentrations of Risk
For the three months ended March 31, 2022, two customers accounted for 37.3% and 39.9% of net revenues, respectively. For the three months ended March 31, 2021, two customers accounted for 45.0% and 15.8% of net revenues.
As of March 31, 2022 two customers accounted for 33.0% and 26.2% of accounts receivable, net, respectively. As of December 31, 2021, two customers accounted for 61.7% and 12.6% of accounts receivable, net, respectively.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers that require future purchase of goods or services in the three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations”). As of March 31, 2022, future payments under these noncancellable purchase obligations were approximately $169.1 million.

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
The components of the right-of-use assets and lease liabilities were as follows (in thousands):

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Balance Sheet Classification	March 31, 2022	December 31, 2021
Right-of-use assets, net	Right-of-use assets, net	$7,699	$7,839

Current operating lease liabilities	Accrued expenses and other current liabilities	$1,759	$1,769
Non-current operating lease liabilities	Other long-term liabilities	6,956	7,112
Total operating lease liabilities		$8,715	$8,881

Weighted-average remaining lease term (in years)		4.8	5.0
Weighted-average discount rate		9.1%	9.1%

The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease costs included in operating costs and expenses:
Operating leases	$610	$510

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows related to operating leases	$622	$535

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$79	$148
The future minimum payments under operating leases were as follows as of March 31, 2022 (in thousands):

2022 (remainder)	$1,918
2023	2,187
2024	2,019
2025	1,736
2026	1,727
2027	1,152
Thereafter	—
Total minimum operating lease payments	$10,739
Less: amounts representing interest	(2,024)
Present value of net minimum operating lease payments	8,715
Less: current portion	(1,759)
Long-term portion of operating lease obligations	$6,956

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

11. Income Taxes
The Company’s income tax (benefit) provision of $(0.3) million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, consisted primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company’s income tax expense is different than the expected expense based on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities and several of its foreign subsidiaries. The tax benefit for the first quarter of 2022 and the tax expense for the first quarter of 2021 were largely driven by foreign currency losses, and gains, respectively, at the Company’s foreign subsidiaries.

On March 11, 2021, Congress passed, and the President signed into law, the American Rescue Plan Act, 2021 (the “ARP”), which includes certain business tax provisions. The Company does not expect the ARP to have a material impact on the Company’s effective tax rate or income tax expense for the year ending December 31, 2022.

On October 28, 2021, the House Rules Committee, under the Biden Administration released new proposed tax legislation under the “Build Back Better Act” (“BBBA”) which contains potential reversals and revisions of key provisions of the 2017 Tax Cuts and Jobs Act. The BBBA, which was passed by the U.S. House of Representatives in November 2021, is proposed legislation that has not yet been enacted into law. Additionally, in late March 2022, the Biden administration proposed a 28% corporate income tax rate. The Company does not believe this will have a material impact on its effective tax rate, though it continues to monitor the Biden Administration’s proposals.

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
•the continuing impact of uncertain global economic conditions, such as inflation, on the demand for our products;
•the impact of geopolitical instability on our business;
•the emergence of global public health emergencies, such as the recent outbreak of the 2019 novel coronavirus (2019-nCoV), known as “COVID-19”, which could extend lead times in our supply chain and lengthen sales cycles with our customers;
•direct and indirect effects of COVID-19, including government efforts to reduce the spread of the disease, on our employees, customers and supply chain and the economy and financial markets;
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
•conducting business abroad, including international conflicts such as the Russia-Ukraine crisis, and foreign currency risks;
•the pace of 5G wireless network rollouts globally and their adoption by customers;
•our ability to make focused investments in research and development; and
•our ability to hire, retain and manage additional qualified personnel to maintain and expand our business.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”). If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Inseego” refer to Inseego Corp., a Delaware corporation, and its wholly-owned subsidiaries.
Trademarks
“Inseego”, “Inseego Subscribe”, “Inseego Manage”, “Inseego Secure”, “Inseego Vision”, the Inseego logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “Wavemaker”, “Clarity”, and “Skyus” are trademarks or registered trademarks of Inseego and its subsidiaries. Other trademarks, trade names or service marks used in this report are the property of their respective owners.

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this report, as well as the annual consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2021, contained in our Form 10-K.
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
We anticipate introducing additional products during the next twelve months, including SaaS and additional service offerings, industrial IoT hardware and services, and other mobile and fixed wireless devices targeting the emerging 5G market. We continue to develop and maintain strategic relationships with service providers and other wireless industry leaders such as Verizon Wireless, T-Mobile, and Qualcomm. Through strategic relationships, we have been able to maintain market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.
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

The demand environment for our 5G products during the three months ended March 31, 2022 was consistent with our expectations. Recently, our IoT & Mobile Solutions have experienced lower sales of LTE gigabit hotspots as COVID-19 pandemic demand have eased. The macroeconomic environment remains uncertain and the demand for our products in the prior year may not be sustainable for the long term. We will continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses.
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
Operating Costs and Expenses. Our operating costs consist of three primary categories: research and development; sales and marketing, and general and administrative costs.
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
Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Net revenues. Net revenues for the three months ended March 31, 2022 were $61.4 million, compared to $57.6 million for the same period in 2021.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended March 31,		Change
Product Category	2022	2021	$	%
IoT & Mobile Solutions	$54,505	$42,959	$11,546	26.9%
Enterprise SaaS Solutions	6,879	14,638	(7,759)	(53.0)%
Total	$61,384	$57,597	$3,787	6.6%

IoT & Mobile Solutions. The increase in IoT & Mobile Solutions net revenues is primarily due to increases in our enterprise and carrier offerings within IoT & Mobile Solutions, specifically increased sales of our second-generation 5G hotspot related to our MiFi business of $16.0 million and increased revenues in our Inseego Subscribe business due to subscriber growth of $0.7 million, partially offset by $4.6 million decrease in revenues from our 4G products and others.

Enterprise SaaS Solutions. Enterprise SaaS Solutions net revenues decreased year-over-year as a result of the divestiture of Ctrack South Africa as of July 30, 2021. Enterprise SaaS Solutions revenues from the rest of the world stayed relatively flat. SaaS revenue was no longer generated in South Africa beginning in August 2021. We continue to provide telematics solutions in the rest of the world, including in Europe and Australia.
Cost of net revenues. Cost of net revenues for the three months ended March 31, 2022 was $46.1 million, or 75.2% of net revenues, compared to $39.1 million, or 67.9% of net revenues, for the same period in 2021.

The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended March 31,		Change
Product Category	2022	2021	$	%
IoT & Mobile Solutions	$42,903	$33,442	$9,461	28.3%
Enterprise SaaS Solutions	3,233	5,682	(2,449)	(43.1)%
Total	$46,136	$39,124	$7,012	17.9%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions cost of net revenues is primarily attributable to $12.7 million increase from higher sales of our second-generation 5G hotspot, and $1.1 million increase of freight charges, partially offset by $3.6 million decrease from lower sales of our 4G products.
Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues decreased by $2.4 million compared to the same period in 2021 primarily due to lower sales of Enterprise SaaS Solutions as a result of the divestiture of Ctrack South Africa on July 30, 2021. Enterprise SaaS Solutions cost of net revenues from the rest of the world stayed relatively flat.
Gross profit. Gross profit for the three months ended March 31, 2022 was $15.2 million, or a gross margin of 24.8%, compared to $18.5 million, or a gross margin of 32.1%, for the same period in 2021. The decrease in gross profit was primarily attributable to a decrease in Enterprise SaaS Solutions as a result of the sale of Ctrack South Africa, which had a higher gross profit. This decrease was partially offset by an increase in gross profit from IoT & Mobile Solutions as our 5G revenue and Inseego Subscribe business continued to grow. The following table summarizes operating costs and expenses (dollars in thousands):

	Three Months Ended March 31,		Change
Operating costs and expenses	2022	2021	$	%
Research and development	$18,560	$14,555	$4,005	27.5%
Sales and marketing	9,773	11,004	(1,231)	(11.2)%
General and administrative	8,238	8,644	(406)	(4.7)%
Amortization of purchased intangible assets	444	466	(22)	(4.7)%
Total	$37,015	$34,669	$2,346	6.8%
Research and development expenses. Research and development expenses for the three months ended March 31, 2022 were $18.6 million, or 30.2% of net revenues, compared to $14.6 million, or 25.3% of net revenues, for the same period in 2021. The increase was primarily a result of $0.9 million increase in payroll costs that were not capitalized due to timing of meeting technological feasibility milestone for capitalized software for various R&D projects, $2.3 million increase in amortization, and $0.8 million increase in share-based compensation expense.
Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2022 were $9.8 million, or 15.9% of net revenues, compared to $11.0 million, or 19.1% of net revenues, for the same period in 2021. The decrease was primarily a result of the decrease of payroll costs for Ctrack South Africa employees, given the divestiture was completed on July 30, 2021. This decrease was partially offset by the increase in outbound freight charges, consulting expenses and commission to employees which is in line with the revenue increase from IoT & Mobile Solutions.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2022 were $8.2 million, or 13.4% of net revenues, compared to $8.6 million, or 15.0% of net revenues, for the same period in 2021. The decrease was primarily due to the decrease in payroll costs for Ctrack South Africa employees, given the divestiture was completed on July 30, 2021. The decrease in general and administrative expenses was partially offset by a $1.4 million increase in share-based compensation expense attributed by the impact of higher fiscal 2021 bonus grants paid in the first quarter of 2022 in the form of RSUs. See Note 5. Share-based Compensation in the accompanying unaudited condensed consolidated financial statements for further information.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.5 million, respectively. The decrease was primarily as a result of certain purchased intangible assets being fully amortized as of the fourth quarter of 2021.

The following table summarizes other income (expense) (dollars in thousands):

	Three Months Ended March 31,		Change
Other (expense) income	2022	2021	$	%
Loss on debt conversion and extinguishment, net	(450)	(432)	(18)	4.2%
Interest expense, net	(2,923)	(1,845)	(1,078)	58.4%
Other (expense) income, net	(405)	1,735	(2,140)	(123.3)%
Total	$(3,778)	$(542)	$(3,236)	597.0%
Loss on debt conversion and extinguishment, net. The loss on debt conversion and extinguishment, net of $0.5 million during the three months ended March 31, 2022 was primarily a result of certain 2022 Notes debt extinguishments related adjustments in prior years recorded in the current period. For the same period in 2021, loss on debt conversion and extinguishment, net was $0.4 million which was primarily related to the extinguishment of the 2022 Notes.
Interest expense, net. Interest expense, net, for the three months ended March 31, 2022 and 2021 was $2.9 million and $1.8 million, respectively. The increase was primarily a result of certain 2022 Notes debt extinguishments related adjustments in prior years recorded in the current period.
Other (expense) income, net. Other expense, net, for the three months ended March 31, 2022 was $0.4 million, which primarily includes $1.0 million of foreign currency exchange gains and losses partially offset by the $0.6 million fair value adjustment related to our interest make-whole arrangement. For the same period in 2021, other income, net, was $1.7 million, which primarily includes the fair value adjustment related to our interest make-whole arrangement. Fair value input changes between the periods are primarily related to increased interest rates and a lower stock price.
The following table summarizes income tax provision, net income attributable to noncontrolling interests, and Series E preferred stock dividends (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Income tax provision	$(322)	$221	$(543)	(245.7)%
Net income attributable to noncontrolling interests	—	(214)	214	(100.0)%
Series E preferred stock dividends	(661)	(867)	206	(23.8)%
Income tax (benefit) provision. The income tax benefit of $0.3 million for the three months ended March 31, 2022 and the income tax provision of $0.2 million for the same period in 2021, respectively, consisted primarily of foreign income taxes at certain of our international entities and minimum state taxes for our U.S.-based entities. Our income tax expense is different than the expected expense based on statutory rates primarily due to full valuation allowances at all of our U.S.-based entities and several of our foreign subsidiaries. The tax benefit for the first quarter of 2022 and the tax expense for the first quarter of 2021 were largely driven by foreign currency losses, and gains, respectively, at our foreign subsidiaries.
Net income attributable to noncontrolling interests. There was no net income or loss attributable to noncontrolling interests for the three months ended March 31, 2022, compared to a net income attributable to noncontrolling interests of $0.2 million for the same period in 2021, due to the sale of the noncontrolling interests as part of the sale of Ctrack South Africa.

Series E preferred stock dividends. During the three months ended March 31, 2022 and 2021, we recorded dividends of $0.7 million and $0.9 million, respectively, on our Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”). The decrease was primarily attributable to a decrease in the recurring preferred stock dividends as 10,000 shares of the original 35,000 shares of preferred stock were extinguished in September 2021, resulting in a lower preferred stock dividend accrued for the period ended March 31, 2022.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. As of March 31, 2022, we had available cash and cash equivalents totaling $41.5 million, as well as $3.7 million of restricted cash that will become available in July 2022.
On July 30, 2021, we completed the sale of Ctrack South Africa. Initial cash proceeds of $36.6 million were received. Final cash proceeds were subject to certain post-closing working capital adjustments which totaled $2.6 million, $2.2 million of which was received on October 29, 2021, and the remaining $0.4 million was offset with our existing accounts payable balance to the buyer.
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
As of March 31, 2022, our outstanding debt primarily consisted of $161.9 million in principal amount of 2025 Notes.
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

Contractual Obligations and Commitments

There were no material changes in our contractual obligations in the first quarter of 2022.

2025 Notes

On May 12, 2020, we completed a registered public offering of $100.0 million aggregate principal amount of 2025 Notes and issued $80.4 million principal amount of 2025 Notes in the privately-negotiated exchange agreements that closed concurrently in May 2020.

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

Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(638)	$973
Net cash used in investing activities	(3,890)	(9,396)
Net cash (used in) provided by financing activities	(1,060)	29,547
Effect of exchange rates on cash	957	(1,589)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,631)	19,535
Cash, cash equivalents and restricted cash, beginning of period	49,812	40,015
Cash, cash equivalents, and restricted cash, end of period	$45,181	$59,550

Operating activities. Net cash used in operating activities was $0.6 million for the three months ended March 31, 2022, compared to net cash provided by operating activities of $1.0 million for the same period in 2021. Net cash used in operating activities for the three months ended March 31, 2022 was primarily attributable to $25.2 million net loss incurred during the period and a $0.6 million non-cash gain as a result of the fair value adjustment on derivative instruments, partially offset by net cash provided by working capital of $4.2 million, depreciation and amortization of $7.2 million, share-based compensation expense of $11.2 million, amortization of debt discount and debt issuance costs of $1.7 million, and loss on debt conversion of $0.5 million. Net cash provided by operating activities for the three months ended March 31, 2021 was primarily attributable to net cash provided by working capital of $3.4 million, depreciation and amortization of $6.2 million, amortization of debt discount and debt issuance costs of $0.4 million, loss on debt conversion of $0.4 million, and share-based compensation expense of $9.1 million, offset by $17.0 million net loss incurred during the period, and a $2.0 million non-cash gain as a result of the fair value adjustment on derivative instruments.
Investing activities. Net cash used in investing activities during the three months ended March 31, 2022 was $3.9 million, compared to net cash used in investing activities of $9.4 million for the same period in 2021. Cash used in investing activities during the three months ended March 31, 2022 was primarily related to $0.8 million purchases of property, plant and equipment and $3.1 million spending on certain costs related to the development of software to be sold in our products, in large part due to the increase in development in support of 5G products and services. Cash used in investing activities during the same period in 2021 was primarily related to $1.3 million purchases of property, plant and equipment and $8.0 million spending on certain costs related to the research and development of software to be sold in our products, in large part due to the increase in development in support of 5G products and services.
Financing activities. Net cash used in financing activities during the three months ended March 31, 2022 was $1.1 million, compared to net cash provided by financing activities of $29.5 million for the same period in 2021. Net cash used in financing activities during the three months ended March 31, 2022 was primarily related to $1.0 million principal payments for financed other assets. Net cash provided by financing activities for the same period in 2021 was primarily related to $29.4 million net proceeds received from the ATM Offering, $1.1 million proceeds from stock option exercises and purchases through our employee stock purchase plan, partially offset by $1.2 million principal payments under finance lease obligations and taxes paid on vested restricted stock units.

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
Interest Rate Risk

2025 Notes and Embedded Derivative

Our total fixed-rate borrowings under the 2025 Notes as of both March 31, 2022 and December 31, 2021 were $161.9 million. We record all of our fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the values that we report for these senior notes on our consolidated financial statements. As of both March 31, 2022 and December 31, 2021, we had no variable-rate borrowings.

The 2025 Notes include an embedded derivative which was marked to fair value at March 31, 2022 and December 31, 2021 of $0.3 million and $0.9 million, respectively. The fair value inputs to the derivative valuation include dividend yield, term, volatility, stock price, and risk-free rate. Consequently we may incur gains and losses on the derivative as changes occur in the stock price, volatility, and risk-free rate at each reporting period. Additional details regarding our 2025 Notes and the embedded derivative are included in Item I Part 1 Note 3. Fair Value Measurement of Assets and Liabilities and Note 4. Debt in this Quarterly Report on Form 10-Q.

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
For the three months ended March 31, 2022, sales denominated in foreign currencies were approximately 14.2% of total revenue. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the U.S. and to a lesser extent in Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign functional currencies consist of the pound sterling, Euro, and Australian Dollar (collectively, the “Foreign Functional Currencies”). For the three months ended March 31, 2022, a hypothetical 10% change in Foreign Functional Currency exchange rates would have increased or decreased our revenue by approximately $0.9 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements. With the completion of Ctrack South Africa divestiture in July 2021, our foreign currency transaction risk is expected to decrease.

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
As required by Rule 13a-15(b) promulgated under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item  1.    Legal Proceedings.
The disclosure in Note 9. Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements includes a discussion of our legal proceedings and is incorporated herein by reference.
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

2.2
Third Addendum dated June 30, 2021 to the Share Purchase Agreement dated February 24, 2021 between Main Street 1816 Proprietary Limited (in the process of being renamed Convergence CTSA Proprietary Limited) and Inseego Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2021).

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

10.4	Offer Letter dated October 13, 2021 between Inseego Corp. and Robert G. Barbieri
10.5	Form of Inducement Stock Option Agreement, by and between Inseego Corp. and Robert G. Barbieri.
10.6	Change in Control Agreement dated October 25, 2021 between Inseego Corp. and Robert G. Barbieri.
10.7*	Transition Agreement dated March 1, 2022 between Inseego Corp. and Dan Mondor.
31.1*	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit No.	Description

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
#	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2022	Inseego Corp.

	By:	/s/ ASHISH SHARMA
Ashish Sharma
Chief Executive Officer

By:	/s/ ROBERT G. BARBIERI
Robert G. Barbieri
Chief Financial Officer