Form 10-Q
period 2022-06-30
INSEEGO CORP.
filed 2022-08-09
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

9710 Scranton Road, Suite 200
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 2, 2022 was 107,665,368.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,090	$46,474
Restricted cash	3,270	3,338
Accounts receivable, net of allowance for doubtful accounts of $343 and $408, respectively	22,491	26,781
Inventories	46,977	37,402
Prepaid expenses and other	10,424	13,624
Total current assets	104,252	127,619
Property, plant and equipment, net of accumulated depreciation of $24,124 and $26,692, respectively	6,930	8,102
Rental assets, net of accumulated depreciation of $6,476 and $5,392, respectively	4,613	4,575
Intangible assets, net of accumulated amortization of $58,807 and $48,404, respectively	46,008	46,995
Goodwill	21,922	20,336
Right-of-use assets, net	6,985	7,839
Other assets	566	377
Total assets	$191,276	$215,843
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$45,640	$48,577
Accrued expenses and other current liabilities	24,298	26,253
Total current liabilities	69,938	74,830
Long-term liabilities:
2025 Notes, net	157,708	157,866
Deferred tax liabilities, net	864	852
Other long-term liabilities	6,456	7,149
Total liabilities	234,966	240,697
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 shares designated, 25,000 shares issued and outstanding, liquidation preference of $1,000 per share (plus any accrued but unpaid dividends)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 107,645,213 and 105,380,533 shares issued and outstanding, respectively	108	105
Additional paid-in capital	787,283	770,619
Accumulated other comprehensive loss	(5,097)	(8,531)
Accumulated deficit	(825,984)	(787,047)
Total stockholders’ deficit	(43,690)	(24,854)
Total liabilities and stockholders’ deficit	$191,276	$215,843
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues:
IoT & Mobile Solutions	$54,990	$51,836	$109,495	$94,795
Enterprise SaaS Solutions	6,866	13,857	13,745	28,495
Total net revenues	61,856	65,693	123,240	123,290
Cost of net revenues:
IoT & Mobile Solutions	40,694	39,740	83,597	73,178
Enterprise SaaS Solutions	3,270	5,604	6,503	11,288
Total cost of net revenues	43,964	45,344	90,100	84,466
Gross profit	17,892	20,349	33,140	38,824
Operating costs and expenses:
Research and development	13,619	11,773	32,179	26,328
Sales and marketing	7,721	9,821	17,494	20,825
General and administrative	6,142	7,414	14,380	16,058
Amortization of purchased intangible assets	443	664	887	1,130
Impairment of capitalized software	—	1,197	—	1,197
Total operating costs and expenses	27,925	30,869	64,940	65,538
Operating loss	(10,033)	(10,520)	(31,800)	(26,714)
Loss on debt conversion and extinguishment, net	—	—	(450)	(432)
Interest expense, net	(1,664)	(1,678)	(4,587)	(3,523)
Other (expense) income, net	(982)	(617)	(1,387)	1,117
Loss before income taxes	(12,679)	(12,815)	(38,224)	(29,552)
Income tax (benefit) provision	(303)	228	(625)	449
Net loss	(12,376)	(13,043)	(37,599)	(30,001)
Less: Net income attributable to noncontrolling interests	—	—	—	(214)
Net loss attributable to Inseego Corp.	(12,376)	(13,043)	(37,599)	(30,215)
Series E preferred stock dividends	(677)	(886)	(1,338)	(1,753)
Net loss attributable to common stockholders	$(13,053)	$(13,929)	$(38,937)	$(31,968)
Per share data:
Net loss per common share:
Basic and diluted	$(0.12)	$(0.14)	$(0.37)	$(0.31)
Weighted-average shares used in computation of net loss per common share:
Basic and diluted	107,511,660	102,935,213	106,585,684	102,157,146

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(12,376)	$(13,043)	$(37,599)	$(30,001)
Foreign currency translation adjustment	536	2,425	3,434	693
Total comprehensive loss	$(11,840)	$(10,618)	$(34,165)	$(29,308)
Comprehensive income attributable to noncontrolling interests	—	—	—	(214)
Comprehensive loss attributable to Inseego Corp.	$(11,840)	$(10,618)	$(34,165)	$(29,522)
See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, March 31, 2021	35	$—	102,773	$103	$757,352	$(750,221)	(8,704)	$7	$(1,463)
Net loss	—	—	—	—	—	(13,043)	—	—	(13,043)
Foreign currency translation adjustment	—	—	—	—	—	—	2,425	—	2,425
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	336	—	1,282	—	—	—	1,282
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(356)	—	—	—	(356)
Issuance of common shares in connection with a public offering, net of issuance costs	—	—	—	—	(59)	—	—	—	(59)
Share-based compensation	—	—	—	—	2,307	—	—	—	2,307
Net noncontrolling interest acquired	—	—	—	—	—	—	—	1	1
Series E preferred stock dividends	—	—	—	—	886	(886)	—	—	—
Balance, June 30, 2021	35	$—	103,109	$103	$761,412	$(764,150)	$(6,279)	$8	$(8,906)

Balance, March 31, 2022	25	$—	107,389	$107	$784,267	$(812,931)	$(5,633)	$—	$(34,190)
Net loss	—	—	—	—	—	$(12,376)	—	—	(12,376)
Foreign currency translation adjustment	—	—	—	—	—	$—	536	—	536
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	256	1	74	$—	—	—	75
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(22)	$—	—	—	(22)
Share-based compensation	—	—	—	—	2,287	$—	—	—	2,287
Series E preferred stock dividends	—	—	—	—	677	(677)	—	—	—
Balance, June 30, 2022	25	$—	107,645	$108	$787,283	$(825,984)	$(5,097)	$—	$(43,690)

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	35	$—	99,399	$99	$711,487	$(732,422)	$(6,972)	$(91)	$(27,899)
Net loss	—	—	—	—	—	(30,215)	—	214	(30,001)
Foreign currency translation adjustment	—	—	—	—	—	—	693	—	693
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	1,765	2	2,842	—	—	—	2,844
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(825)	—	—	—	(825)
Issuance of common shares in connection with the conversion of 2025 Notes	—	—	429	1	5,382	—	—	—	5,383
Issuance of common shares in connection with a public offering, net of issuance costs	—	—	1,516	1	29,368	—	—	—	29,369
Share-based compensation	—	—	—	—	11,405	—	—	—	11,405
Series E preferred stock dividends	—	—	—	—	1,753	(1,753)	—	—	—
Net noncontrolling interest acquired	—	—	—	—	—	240	—	(115)	125
Balance, June 30, 2021	35	—	103,109	$103	$761,412	$(764,150)	$(6,279)	$8	$(8,906)

Balance, December 31, 2021	25	$—	105,381	$105	$770,619	$(787,047)	$(8,531)	$—	$(24,854)
Net loss	—	—	—	—	—	(37,599)	—	—	(37,599)
Foreign currency translation adjustment	—	—	—	—	—	—	3,434	—	3,434
Adjustment relating to extinguishment of 2022 Notes					1,728	—	—	—	1,728
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	2,269	3	148	—	—	—	151
Taxes withheld on net settled vesting of restricted stock units	—	—	(5)	—	(36)	—	—	—	(36)
Share-based compensation	—	—	—	—	13,486	—	—	—	13,486
Series E preferred stock dividends	—	—	—	—	1,338	(1,338)	—	—	—
Balance, June 30, 2022	25	$—	107,645	$108	$787,283	$(825,984)	$(5,097)	$—	$(43,690)

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(37,599)	$(30,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,955	13,051
(Recoveries) provision for bad debts	(15)	266
Impairment of capitalized software	—	1,197
Provision for excess and obsolete inventory	896	496
Share-based compensation expense	13,486	11,405
Amortization of debt discount and debt issuance costs	2,022	746
Fair value adjustment on derivative instrument	(902)	(1,823)
Loss on debt conversion and extinguishment, net	450	432
Deferred income taxes	(96)	38
Right-of-use assets	1,070	883
Other	—	(330)
Changes in assets and liabilities, net of effects of divestiture:
Accounts receivable	5,239	6,483
Inventories	(10,148)	(834)
Prepaid expenses and other assets	3,100	1,158
Accounts payable	(6,207)	(16,015)
Accrued expenses, income taxes, and other	(1,740)	2,180
Operating lease liabilities	(1,109)	(1,362)
Net cash used in operating activities	(17,598)	(12,030)
Cash flows from investing activities:
Acquisition of noncontrolling interest	—	(116)
Purchases of property, plant and equipment	(1,059)	(2,455)
Proceeds from the sale of property, plant and equipment	—	506
Additions to capitalized software development costs	(6,222)	(15,369)
Net cash used in investing activities	(7,281)	(17,434)
Cash flows from financing activities:
Net borrowing of bank and overdraft facilities	(139)	295
Principal payments under finance lease obligations	(62)	(2,173)
Proceeds from a public offering, net of issuance costs	—	29,369
Principal payments on financed assets	(1,231)	—
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	115	2,020
Net cash (used in) provided by financing activities	(1,317)	29,511
Effect of exchange rates on cash	744	321
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,452)	368
Cash, cash equivalents and restricted cash, beginning of period	49,812	40,015
Cash, cash equivalents and restricted cash, end of period	$24,360	$40,383
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,631	$2,782
Income taxes	$26	$252

Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$134	$3,403
Capital expenditures financed through accounts payable or accrued liabilities	$3,228	$3,641
Right-of-use assets obtained in exchange for operating leases liabilities	$158	$148
2025 Notes conversion, including shares issued in satisfaction of interest make-whole payment	$—	$5,383

See accompanying notes to unaudited condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The information contained herein has been prepared by Inseego Corp. (the “Company”) in accordance with the rules of the Securities and Exchange Commission (the “SEC”). The information at June 30, 2022 and the results of the Company’s operations for the three and six months ended June 30, 2022 and 2021 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, except otherwise disclosed herein, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The year-end condensed consolidated balance sheet data as of December 31, 2021 was derived from the Company’s audited consolidated financial statements and may not include all disclosures required by accounting principles generally accepted in the United States. Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net loss, assets, liabilities or stockholders’ deficit. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
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

Liquidity
As of June 30, 2022, the Company had available cash and cash equivalents totaling $21.1 million, excluding restricted cash of $3.3 million.
On August 5, 2022, Inseego Corp. (“Inseego” or the “Company”) entered into a Loan and Security Agreement (the “Credit Agreement”), by and among Siena Lending Group LLC, as lender (“Lender”), Inseego Wireless, Inc., a Delaware corporation (“Inseego Wireless”), and Inseego North America LLC, an Oregon limited liability company, as borrowers (“Inseego North America” and, together with Inseego Wireless, the “Borrowers”), and the Company, as guarantor (together with the Borrowers, the “Loan Parties”). The Credit Agreement establishes a secured asset-backed revolving credit facility which is comprised of a $50 million revolving credit facility (the “Credit Facility”), with a minimum draw of $4.5 million upon execution of the Credit Agreement. The Credit Facility matures on December 31, 2024. Availability under the Credit Facility is determined by a Borrowing Base (as defined in the Credit Agreement) comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. The Borrowers’ obligations under the Credit Agreement are guaranteed by the Company. The Loan Parties’ obligations under the Credit Agreement are secured by a continuing security interest in all property of each Loan Party, subject to certain Excluded Collateral (as defined in the Credit Agreement).

Borrowings under the Credit Facility may take the form of base rate loans or Secured Overnight Financing Rate (“SOFR”) loans. SOFR loans will bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus an adjustment based on the outstanding amount for a preceding month. If the outstanding amount for a preceding month is less than $15 million, the interest rate on the Credit Agreement is Term SOFR (as defined in the Credit Agreement) plus 3.50%, with a Term SOFR floor of 1.00%. If the outstanding amount for a preceding month is greater than $15 million, the interest rate is calculated by Term SOFR plus 4.00%, with a Term SOFR floor of 1.00%. If the outstanding amount for a preceding month is greater than $25 million, the interest rate is calculated by Term SOFR plus 5.50%, with a Term SOFR floor of 1.00%. The Credit Agreement is also subject to closing costs and financial covenants.

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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The Company’s cash and cash equivalents are generally held with large financial institutions worldwide to reduce the amount of exposure to any credit risk. Restricted cash consists of Company funds in escrow with a financial institution as collateral for potential future uninsured warranty claims related to the divestiture of Ctrack South Africa. Cash, cash equivalents and restricted cash are recorded at market value, which approximates cost. Gains and losses associated with the Company’s foreign currency denominated demand deposits are recorded as a component of other income, net, in the consolidated statements of operations. The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the consolidated balance sheets to “Cash, cash equivalents, and restricted cash, end of period” as reported within the consolidated

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

statements of cash flows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$21,090	$46,474
Restricted cash	3,270	3,338
Cash, cash equivalents and restricted cash, end of period	$24,360	$49,812
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
Recent Accounting Pronouncements Not Yet Adopted
Other than the above mentioned recently adopted accounting pronouncements, there have been no recent accounting pronouncements, changes in accounting pronouncements or recent accounting pronouncements not yet adopted during the six months ended June 30, 2022 that are of significance or potential significance to the Company’s financial position, results of operations and cash flows.

2. Financial Statement Details
Inventories
Inventories, net, consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$38,978	$33,112
Raw materials and components	7,999	4,290
Total inventories	$46,977	$37,402

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Rebate receivables	$3,569	$6,398
Receivables from contract manufacturers	1,671	2,626
Software licenses	1,777	1,261
Insurance	368	1,269
Deposits	1,006	1,023
Financed assets	655	323
Other	1,378	724
	$10,424	$13,624
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Royalties	$1,762	$2,243
Payroll and related expenses	9,092	9,326
Warranty obligations	480	473
Professional fees	548	502
Bank overdrafts	231	370
Accrued interest	877	877
Contract liabilities	5,042	3,832
Operating lease liabilities	1,580	1,769
Accrued contract manufacturing liabilities	999	927
Liabilities related to financed assets	272	1,593
Value added tax payables	394	642
Other	3,021	3,699
Total accrued expenses and other current liabilities	$24,298	$26,253

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
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the six months ended June 30, 2022 or 2021.
The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis in accordance with the authoritative guidance for fair value measurements as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
	Total Fair Value	Level 3	Level 1	Total Fair Value	Level 3	Level 1
Assets
Cash equivalents
Money market funds	$—	$—	$—	$126	$—	$126
Total assets	$—	$—	$—	$126	$—	$126
Liabilities
2025 Notes
Interest make-whole payment	$24	$24	$—	$926	$926	$—
Total liabilities	$24	$24	$—	$926	$926	$—
The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model with the following key assumptions:

	June 30, 2022	December 31, 2021
Volatility	50%	50%
Stock price	$1.89 per share	$5.83 per share
Credit spread	22.00%	15.93%
Term	2.84 years	3.34 years
Dividend yield	—%	—%
Risk-free rate	2.98%	1.02%

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the six months ended June 30, 2022 (in thousands):

	Balance as of December 31, 2021	Additions	Conversions	Change in fair value	Balance as of June 30, 2022
Liabilities:
Interest make-whole payment	$926	$—	$—	$(902)	$24

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company evaluated the 2025 Notes under ASC 815, Derivatives and Hedging, and identified an embedded derivative that required bifurcation. The embedded derivative is an interest make-whole payment. The estimated fair values of the interest make-whole derivative liability at June 30, 2022 and December 31, 2021 were determined using significant assumptions which include an implied credit spread rate for notes with a similar term, the expected volatility and dividend yield of the Company’s common stock and the risk-free interest rate.

Changes in the fair value of the interest make-whole payment totaling a gain of $0.9 million for the six months ended June 30, 2022 are included in the Company’s condensed consolidated statement of operations within other income (expense), net. As of June 30, 2022, the embedded derivative had a fair value of $0.02 million.
Other Financial Instruments
The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of the 2025 Notes.

On May 12, 2020, the Company issued $180.4 million in aggregate principal amount of 2025 Notes, and restructured its outstanding debt as described further in Note 4. Debt. The Company carries its 2025 Notes at amortized cost adjusted for changes in fair value of the embedded derivative. As of June 30, 2022, $161.9 million in principal amount of the 2025 Notes remain outstanding. It is not practicable to determine the fair value of the 2025 Notes due to the lack of information available to calculate the fair value of such notes.

4. Debt
Asset-backed Revolving Line of Credit
On August 5, 2022, the Company entered into the Credit Agreement with Siena Lending Group LLC. The Credit Agreement establishes a secured asset-backed revolving credit facility which is comprised of a $50 million revolving Credit Facility, with a minimum draw of $4.5 million upon execution of the Credit Agreement. The Credit Facility matures on December 31, 2024. Availability under the Credit Facility is determined by a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. The Borrowers’ obligations under the Credit Agreement are guaranteed by the Company. The Loan Parties’ obligations under the Credit Agreement are secured by a continuing security interest in all property of each Loan Party, subject to certain Excluded Collateral (as defined in the Credit Agreement).

Borrowings under the Credit Facility may take the form of base rate loans or SOFR loans. SOFR loans will bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus an adjustment based on the outstanding amount for a preceding month. If the outstanding amount for a preceding month is less than $15 million, the interest rate on the Credit Agreement is Term SOFR plus 3.50% per annum, with a Term SOFR floor of 1.00%. If the outstanding amount for a preceding month is greater than $15 million, the interest rate is calculated by Term SOFR Rate plus 4.00%, with a Term SOFR floor of 1.00%. If the outstanding amount for a preceding month is greater than $25 million, the interest rate is calculated by Term SOFR Rate plus 5.50%, with a Term SOFR floor of 1.00%. The Credit Agreement is also subject to closing costs and financial covenants.

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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2022, $161.9 million in principal amount of the 2025 Notes were outstanding, $80.4 million of which were held by related parties, and $0.4 million of accrued interest due to related parties was included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. As of December 31, 2021, $161.9 million in principal amount of the 2025 Notes were outstanding, $80.4 million of which were held by related parties, and $0.4 million of accrued interest due to related parties was included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. Assuming no repurchases or conversions of the 2025 Notes prior to May 1, 2025, the entire principal balance of $161.9 million of the 2025 Notes is due on May 1, 2025.

The 2025 Notes consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Principal	$161,898	$161,898
Add: fair value of embedded derivative	24	926
Less: unamortized debt discount	(2,346)	(2,761)
Less: unamortized issuance costs	(1,868)	(2,197)
Net carrying amount	$157,708	$157,866

The effective interest rate on the liability component of the 2025 Notes was 4.18% and 4.17% for the three months ended June 30, 2022 and 2021, respectively, and 4.20% and 4.16% for the six months ended June 30, 2022 and 2021, respectively. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$1,315	$1,315	$2,631	$2,584
Amortization of debt discount	207	207	414	415
Amortization of debt issuance costs	165	165	330	330
Total interest expense	$1,687	$1,687	$3,375	$3,329

5. Share-based Compensation

During the six months ended June 30, 2022, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, a maximum of 8,897,084 shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units (“RSUs”) or other awards, including awards with alternative vesting schedules such as performance-based criteria.

For the three and six months ended June 30, 2022 and 2021 the following table presents total share-based compensation expense in each functional line item on the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$259	$234	$1,674	$1,812
Research and development	428	534	4,498	3,762
Sales and marketing	554	559	2,597	2,547
General and administrative	1,046	980	4,717	3,284
Total	$2,287	$2,307	$13,486	$11,405

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2022:

Outstanding — December 31, 2021	8,085,793
Granted	1,422,500
Exercised	(212,791)
Canceled	(657,005)
Outstanding — June 30, 2022	8,638,497
Exercisable — June 30, 2022	5,229,193
At June 30, 2022, total unrecognized compensation expense related to stock options was $10.1 million, which is expected to be recognized over a weighted-average period of 2.92 years.
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
The following table summarizes the Company’s RSU activity for the six months ended June 30, 2022:

Non-vested — December 31, 2021	1,247,723
Granted	2,203,100
Vested	(1,911,264)
Forfeited	(130,633)
Non-vested — June 30, 2022	1,408,926
At June 30, 2022, total unrecognized compensation expense related to RSUs was $5.2 million, which is expected to be recognized over a weighted-average period of 3.15 years.

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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The calculation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders	$(13,053)	$(13,929)	$(38,937)	$(31,968)
Weighted-average common shares outstanding	107,511,660	102,935,213	106,585,684	102,157,146
Basic and diluted net loss per share	$(0.12)	$(0.14)	$(0.37)	$(0.31)
The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net loss per share attributable to stockholders in the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
2025 Notes	14,341	14,341	14,341	14,341
Warrants	2,500	2,500	2,500	2,500
Non-qualified stock options	8,693	8,571	8,521	8,571
Restricted stock units	1,443	420	1,433	420
Employee stock purchase plan	355	20	355	20
Total	27,332	25,852	27,150	25,852

7. Private Placements and Public Offering
Common Stock
On March 28, 2019, the Company issued warrants to purchase 2,500,000 shares of common stock (the “2019 Warrants”) to certain accredited investors. Each 2019 Warrant has an initial exercise price of $7.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, and became exercisable on September 28, 2019. The Company assessed the terms of the warrants under ASC 815. Pursuant to this guidance, the Company had determined that the warrants do not require liability accounting and has classified the warrants as equity. As of June 30, 2022, the warrants expired unexercised.
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

8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022		2021
United States and Canada	$52,826	$51,473	$105,468		$94,209
Europe	7,602	2,035	13,222		5,534
South Africa	—	7,790	—		14,898
Other	1,428	4,395	4,550		8,649
Total	$61,856	$65,693	$123,240	123240000	$123,290

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Concentrations of Credit Risk
For the three months ended June 30, 2022, two customers accounted for 31.4% and 40.9% of net revenues, respectively. For the three months ended June 30, 2021, two customers accounted for 46.7% and 21.3%, respectively, of net revenues.
For the six months ended June 30, 2022, two customers accounted for 34.3% and 40.4% of net revenues, respectively. For the six months ended June 30, 2021, two customers accounted for 46.4% and 18.7%, respectively, of net revenues.
As of June 30, 2022, two customers accounted for 25.4% and 30.9% of accounts receivable, net, respectively. As of December 31, 2021, two customers accounted for 61.7% and 12.6% of accounts receivable, net, respectively.

9. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers that require future purchase of goods or services in the three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations”). As of June 30, 2022, future payments under these noncancellable purchase obligations were approximately $145.1 million. As of December 31, 2021, future payments under these noncancellable purchase obligations were approximately $165.8 million.

Legal
The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business and may be required to indirectly participate in other U.S. patent infringement actions pursuant to its contractual indemnification obligations to certain customers.
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

10. Leases
Lessee
The Company is a lessee in lease agreements for office space, automobiles and certain equipment. Certain of the Company’s leases contain provisions that provide for one or more options to renew at the Company’s sole discretion. The majority of the Company’s leases are comprised of fixed lease payments, with a small percentage of its real estate leases including lease payments subject to a rate or index, which may be variable. Certain real estate leases also include executory costs such as common area maintenance (non-lease component). As a practical expedient permitted under the new guidance, ASC 842 Leases (“ASC 842”), the Company has elected to account for the lease and non-lease components as a single lease component. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract.
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
The components of the right-of-use assets and lease liabilities were as follows (in thousands):

	Balance Sheet Classification	June 30, 2022	December 31, 2021
Right-of-use assets, net	Right-of-use assets, net	$6,985	$7,839

Current operating lease liabilities	Accrued expenses and other current liabilities	$1,580	$1,769
Non-current operating lease liabilities	Other long-term liabilities	6,231	7,112
Total operating lease liabilities		$7,811	$8,881

Weighted-average remaining lease term (in years)		4.7	5.0
Weighted-average discount rate		9.1%	9.1%
The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs included in operating costs and expenses:
Operating leases	$590	$290	$1,200	$800

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows related to operating leases	617	$744	$1,239	$1,279

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	79	$108	$158	$148
The future minimum payments under operating leases were as follows as of June 30, 2022 (in thousands):

2022 (remainder)	$1,205
2023	2,018
2024	1,896
2025	1,685
2026	1,686
2027	1,125
Thereafter	—
Total minimum operating lease payments	$9,615
Less: amounts representing interest	(1,804)
Present value of net minimum operating lease payments	7,811
Less: current portion	(1,580)
Long-term portion of operating lease obligations	$6,231

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

11. Income Taxes
The Company’s income tax (benefit) provision was $(0.3) million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. The Company’s income tax (benefit) provision was $(0.6) million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. The income tax (benefit) provision consisted primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company’s income tax expense is different than the expected expense based on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities and several of its foreign subsidiaries. The tax benefit in 2022 and the tax expense in 2021 were largely driven by foreign currency losses, and gains, respectively, at the Company’s foreign subsidiaries.

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

The demand environment for our 5G products during the three and six months ended June 30, 2022 was consistent with our expectations. Recently, our IoT & Mobile Solutions have experienced lower sales of LTE gigabit hotspots as COVID-19 pandemic demand have eased. The macroeconomic environment remains uncertain and the demand for our products in the prior year may not be sustainable for the long term. We will continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses.
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
Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Net revenues. Net revenues for the three months ended June 30, 2022 were $61.9 million, compared to $65.7 million for the same period in 2021.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
Product Category	2022	2021	$	%
IoT & Mobile Solutions	$54,990	$51,836	$3,154	6.1%
Enterprise SaaS Solutions	6,866	13,857	(6,991)	(50.5)%
Total	$61,856	$65,693	$(3,837)	(5.8)%

IoT & Mobile Solutions. The increase in IoT & Mobile Solutions net revenues is primarily due to increases in our enterprise and carrier offerings within IoT & Mobile Solutions, specifically increased sales of our second-generation 5G hotspot related to our MiFi business of $7.4 million and increased revenues in our Inseego Subscribe business due to subscriber growth of $0.9 million, partially offset by $5.1 million decrease in revenues from our 4G products and others.

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
Cost of net revenues. Cost of net revenues for the three months ended June 30, 2022 was $44.0 million, or 71.1% of net revenues, compared to $45.3 million, or 69.0% of net revenues, for the same period in 2021.

The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended June 30,		Change
Product Category	2022	2021	$	%
IoT & Mobile Solutions	$40,694	$39,740	$954	2.4%
Enterprise SaaS Solutions	3,270	5,604	(2,334)	(41.6)%
Total	$43,964	$45,344	$(1,380)	(3.0)%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions cost of net revenues is primarily attributable to $4.2 million increase from higher sales of our second-generation 5G hotspot, and $0.3 million increase of freight charges, partially offset by $3.6 million decrease from lower sales of our 4G products.
Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues decreased by $2.3 million compared to the same period in 2021 primarily due to lower sales of Enterprise SaaS Solutions as a result of the divestiture of Ctrack South Africa on July 30, 2021. Enterprise SaaS Solutions cost of net revenues from the rest of the world stayed relatively flat.
Gross profit. Gross profit for the three months ended June 30, 2022 was $17.9 million, or a gross margin of 28.9%, compared to $20.3 million, or a gross margin of 31.0%, for the same period in 2021. The decrease in gross profit was primarily attributable to increased freight charges and increased production cost on our 4G products.
The following table summarizes operating costs and expenses (dollars in thousands):

	Three Months Ended June 30,		Change
Operating costs and expenses	2022	2021	$	%
Research and development	$13,619	$11,773	$1,846	15.7%
Sales and marketing	7,721	9,821	(2,100)	(21.4)%
General and administrative	6,142	7,414	(1,272)	(17.2)%
Amortization of purchased intangible assets	443	664	(221)	(33.3)%
Impairment of capitalized software	—	1,197	(1,197)	(100.0)%
Total	$27,925	$30,869	$(2,944)	(9.5)%
Research and development expenses. Research and development expenses for the three months ended June 30, 2022 were $13.6 million, or 22.0% of net revenues, compared to $11.8 million, or 17.9% of net revenues, for the same period in 2021. The increase was primarily a result of $1.4 million increase in amortization, and $0.3 million increase in testing equipment and materials.
Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2022 were $7.7 million, or 12.5% of net revenues, compared to $9.8 million, or 14.9% of net revenues, for the same period in 2021. The decrease was primarily a result of the decrease of payroll costs for Ctrack South Africa employees, given the divestiture was completed on July 30, 2021. This decrease was partially offset by the increase in outbound freight charges and consulting expenses.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2022 were $6.1 million, or 9.9% of net revenues, compared to $7.4 million, or 11.3% of net revenues, for the same period in 2021. The decrease was primarily due to the decrease in payroll costs for Ctrack South Africa employees, given the divestiture was completed on July 30, 2021.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for the three months ended June 30, 2022 and 2021 was $0.4 million and $0.7 million, respectively. The decrease was primarily as a result of certain purchased intangible assets being fully amortized as of the fourth quarter of 2021.
Impairment of capitalized software. During the three months ended June 30, 2021, we recorded a loss of $1.2 million on capitalized software development costs. There was no such expense for the three months ended June 30, 2022.

The following table summarizes other income (expense) (dollars in thousands):

	Three Months Ended June 30,		Change
Other (expense) income	2022	2021	$	%
Interest expense, net	$(1,664)	$(1,678)	$14	(0.8)%
Other (expense) income, net	(982)	(617)	(365)	59.2%
Total	$(2,646)	$(2,295)	$(351)	15.3%
Interest expense, net. Interest expense, net, for the three months ended June 30, 2022 and 2021 was $1.7 million.
Other (expense) income, net. Other expense, net, for the three months ended June 30, 2022 was $1.0 million, which primarily includes $1.0 million of foreign currency exchange gains and losses partially offset by the $0.3 million fair value adjustment related to our interest make-whole arrangement. For the same period in 2021, other expense, net, was $0.6 million, which primarily includes the fair value adjustment related to our interest make-whole arrangement. Fair value input changes between the periods are primarily related to increased interest rates and a lower stock price.
The following table summarizes income tax provision, net income attributable to noncontrolling interests, and Series E preferred stock dividends (dollars in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Income tax provision	$(303)	$228	$(531)	(232.9)%
Series E preferred stock dividends	(677)	(886)	209	(23.6)%
Income tax (benefit) provision. The income tax benefit of $0.3 million for the three months ended June 30, 2022 and the income tax provision of $0.2 million for the same period in 2021, respectively, consisted primarily of foreign income taxes at certain of our international entities and minimum state taxes for our U.S.-based entities. Our income tax expense is different than the expected expense based on statutory rates primarily due to full valuation allowances at all of our U.S.-based entities and several of our foreign subsidiaries. The tax benefit in 2022 and the tax expense in 2021 were largely driven by foreign currency losses, and gains, respectively, at our foreign subsidiaries.

Series E preferred stock dividends. During the three months ended June 30, 2022 and 2021, we recorded dividends of $0.7 million and $0.9 million, respectively, on our Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”). The decrease was primarily attributable to a decrease in recurring preferred stock dividends as 10,000 shares of the original 35,000 shares of preferred stock were extinguished in September 2021, resulting in a lower accrued preferred stock dividends for the period ended June 30, 2022. See Note 7. Private Placements and Public Offering in the accompanying unaudited condensed consolidated financial statements for further information.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net revenues. Net revenues for the six months ended June 30, 2022 were $123.2 million, compared to $123.3 million for the same period in 2021
The following table summarizes net revenues by our two product categories (in thousands):

	Six Months Ended June 30,		Change
Product Category	2022	2021	$	%
IoT & Mobile Solutions	$109,495	$94,795	$14,700	15.5%
Enterprise SaaS Solutions	13,745	28,495	(14,750)	(51.8)%
Total	$123,240	$123,290	$(50)	—%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions net revenues is primarily due to an increase in our enterprise and carrier offers within IoT & Mobile solutions, specifically increased sales of our second-generation 5G hotspot related to our MiFi business of $23.3 million and increased revenues in our Inseego Subscribe business due to subscriber growth of $1.5 million, partially offset by a $10.1 million decrease in revenues from our 4G products.
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
Cost of net revenues. Cost of net revenues for the six months ended June 30, 2022 was $90.1 million or 73.1% of net revenues, compared to $84.5 million or 68.5% of net revenues, for the six months ended June 30, 2021.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Six Months Ended June 30,		Change
Product Category	2022	2021	$	%
IoT & Mobile Solutions	$83,597	$73,178	$10,419	14.2%
Enterprise SaaS Solutions	6,503	11,288	(4,785)	(42.4)%
Total	$90,100	$84,466	$5,634	6.7%
IoT & Mobile Solutions. The increase in IoT & Mobile Solutions cost of net revenues is primarily attributable to $16.4 million increase from higher sales of our second-generation 5G hotspot, and $1.0 million increase of freight charges, partially offset by $6.9 million decrease from lower sales of our 4G products.

Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues decreased by 42.4% compared to the same period in 2021 primarily due to lower sales of Enterprise SaaS Solutions as a result of the divestiture of Ctrack South Africa on July 30, 2021. Enterprise SaaS Solutions cost of net revenues from the rest of the world stayed relatively flat.
Gross profit. Gross profit for the six months ended June 30, 2022 was $33.1 million, or a gross margin of 26.9%, compared to $38.8 million, or a gross margin of 31.5%, for the same period in 2021. The decrease in gross margin was primarily attributable to increased freight charges and increased production cost on our 4G products.

	Six Months Ended June 30,		Change
Operating costs and expenses	2022	2021	$	%
Research and development	$32,179	$26,328	$5,851	22.2%
Sales and marketing	17,494	20,825	(3,331)	(16.0)%
General and administrative	14,380	16,058	(1,678)	(10.4)%
Amortization of purchased intangible assets	887	1,130	(243)	(21.5)%
Impairment of capitalized software	—	1,197	(1,197)	(100.0)%
Total	$64,940	$65,538	$(598)	(0.9)%
Research and development expenses. Research and development expenses for the six months ended June 30, 2022 were $32.2 million, or 26.1% of net revenues, compared to $26.3 million, or 21.4% of net revenues, for the same period in 2021. The increase was primarily a result of staffing, test units, other development spending related to 5G product programs, and the amount of bonus grants to eligible employees during the six months ended June 30, 2022 compared to the amount of bonus grants awarded to eligible employees during the six months ended June 30, 2021. See Note 5. Share-based Compensation in the accompanying unaudited condensed consolidated financial statements for further information.
Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2022 were $17.5 million, or 14.2% of net revenues, compared to $20.8 million, or 16.9% of net revenues, for the same period in 2021. The decrease was primarily a result of the decrease in payroll costs for Ctrack South Africa employees, given the divestiture was completed on July 30, 2021. The decrease was partially offset by higher spend on marketing 5G products, and the amount of bonus grants to eligible employees during the six months ended June 30, 2022 compared to the amount of bonus grants awarded to eligible employees during the six months ended June 30, 2021. See Note 5. Share-based Compensation in the accompanying unaudited condensed consolidated financial statements for further information.
General and administrative expenses. General and administrative expenses for the six months ended June 30, 2022 were $14.4 million, or 11.7% of net revenues, compared to $16.1 million, or 13.0% of net revenues, for the same period in 2021. The decrease was primarily due to the decrease in payroll costs for Ctrack South Africa employees, given the divestiture was completed on July 30, 2021, partially offset by the amount of bonus grants to eligible employees during the six months ended June 30, 2022 compared to the amount of bonus grants awarded to eligible employees during the six months ended June 30, 2021. See Note 5. Share-based Compensation in the accompanying unaudited condensed consolidated financial statements for further information.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for each of the six months ended June 30, 2022 and 2021 was $0.9 million and $1.1 million, respectively. The decrease was primarily as a result of certain purchased intangible assets being fully amortized in the prior year.
Impairment of capitalized software. During the six months ended June 30, 2021, we recorded a loss of $1.2 million on capitalized software development costs. There was no such expense for the six months ended June 30, 2022.

	Six Months Ended June 30,		Change
Other (expense) income	2022	2021	$	%
Loss on debt conversion and extinguishment, net	(450)	(432)	(18)	4.2%
Interest expense, net	(4,587)	(3,523)	(1,064)	30.2%
Other (expense) income, net	(1,387)	1,117	(2,504)	(224.2)%
Total	$(6,424)	$(2,838)	$(3,586)	126.4%
Loss on debt conversion and extinguishment. The loss on debt conversion and extinguishment, net of $0.5 million during the six months ended June 30, 2022 was primarily a result of certain 2022 Notes debt extinguishments related adjustments in prior years recorded in the current period. For the same period in 2021, loss on debt conversion and extinguishment, net was $0.4 million which was primarily related to the extinguishment of the 2022 Notes.
Interest expense, net. Interest expense, net for each of the six months ended June 30, 2022 and 2021 was $4.6 million and $3.5 million, respectively. The increase in interest expense was primarily a result of certain 2022 Notes debt extinguishments related adjustments in prior years recorded in the current period.
Other income (expense), net. Other income (expense), net, for each of the six months ended June 30, 2022 and 2021 was ($1.4 million) and $1.1 million, respectively, which primarily includes the fair value adjustment related to our interest make-whole arrangement as well as foreign currency transaction gains and losses.

	Six Months Ended June 30,		Change
	2022	2021	$	%
Income tax provision	$(625)	$449	$(1,074)	(239.2)%
Net income attributable to noncontrolling interests	—	(214)	214	(100.0)%
Series E preferred stock dividends	(1,338)	(1,753)	415	(23.7)%
Income tax provision (benefit). The income tax benefit of $0.6 million for the six months ended June 30, 2022 and the income tax provision of $0.4 million for the six months ended June 30, 2021, respectively, consisted primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. Our income tax expense is different than the expected expense based on statutory rates primarily due to full valuation allowances at all of our U.S.-based entities and several of our foreign subsidiaries. The tax benefit in 2022 and the tax expense in 2021 were largely driven by foreign currency losses, and gains, respectively, at our foreign subsidiaries.
Net loss (income) attributable to noncontrolling interests. There was no net income or loss attributable to noncontrolling interests for the six months ended June 30, 2022, compared to a net income attributable to noncontrolling interests of $0.2 million for the same period in 2021, due to the sale of the noncontrolling interests as part of the sale of Ctrack South Africa.
Series E preferred stock dividends. During the six months ended June 30, 2022, and 2021 we recorded dividends of $1.3 million and $1.8 million, respectively, on our Series E Preferred Stock. The decrease was primarily attributable to a decrease in recurring preferred stock dividends as 10,000 shares of the original 35,000 shares of preferred stock were extinguished in September 2021, resulting in a lower preferred stock dividend accrued for the period ended June 30, 2022. See Note 7. Private Placements and Public Offering in the accompanying unaudited condensed consolidated financial statements for further information.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. As of June 30, 2022, we had available cash and cash equivalents totaling $21.1 million, as well as $3.3 million of restricted cash that will become available in July 2022.
On August 5, 2022, Inseego Corp. (“Inseego” or the “Company”) entered into a Loan and Security Agreement (the “Credit Agreement”), by and among Siena Lending Group LLC, as lender (“Lender”), Inseego Wireless, Inc., a Delaware corporation (“Inseego Wireless”), and Inseego North America LLC, an Oregon limited liability company, as borrowers (“Inseego North America” and, together with Inseego Wireless, the “Borrowers”), and the Company, as guarantor (together with the Borrowers, the “Loan Parties”). The Credit Agreement establishes a secured asset-backed revolving credit facility which is comprised of a $50 million revolving credit facility (the “Credit Facility”), with a minimum draw of $4.5 million upon execution of the Credit Agreement. The Credit Facility matures on December 31, 2024. Availability under the Credit Facility is determined by a Borrowing Base (as defined in the Credit Agreement) comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. The Borrowers’ obligations under the Credit Agreement are guaranteed by the Company. The Loan Parties’ obligations under the Credit Agreement are secured by a continuing security interest in all property of each Loan Party, subject to certain Excluded Collateral (as defined in the Credit Agreement).
Borrowings under the Credit Facility may take the form of base rate loans or Secured Overnight Financing Rate (“SOFR”) loans. SOFR loans will bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus an adjustment based on the outstanding amount for a preceding month. If the outstanding amount for a preceding month is less than $15 million, the interest rate on the Credit Agreement is Term SOFR plus 3.50% per annum, with a Term SOFR floor of 1.00%. If the outstanding amount for a preceding month is greater than $15 million, the interest rate is calculated by Term SOFR plus 4.00%, with a Term SOFR floor of 1.00%. If the outstanding amount for a preceding month is greater than $25 million, the interest rate is calculated by Term SOFR plus 5.50%, with a Term SOFR floor of 1.00%. The Credit Agreement is also subject to closing costs and financial covenants.

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
As of June 30, 2022, our outstanding debt primarily consisted of $161.9 million in principal amount of 2025 Notes.
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

Contractual Obligations and Commitments

There were no material changes in our contractual obligations in the three and six months ended June 30, 2022.

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
Historical Cash Flows
The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(17,598)	$(12,030)
Net cash used in investing activities	(7,281)	(17,434)
Net cash (used in) provided by financing activities	(1,317)	29,511
Effect of exchange rates on cash	744	321
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,452)	368
Cash, cash equivalents and restricted cash, beginning of period	49,812	40,015
Cash, cash equivalents, and restricted cash, end of period	$24,360	$40,383

Operating activities. Net cash used in operating activities was $17.6 million for the six months ended June 30, 2022, compared to net cash used in operating activities of $12.0 million for the same period in 2021. Net cash used in operating activities for the six months ended June 30, 2022 was primarily attributable to $37.6 million net loss incurred during the period and a $0.9 million non-cash gain as a result of the fair value adjustment on derivative instruments, net cash used in working capital of $10.9 million, partially offset by non-cash charges including depreciation and amortization of $14.0 million, share-based compensation expense of $13.5 million, amortization of debt discount and debt issuance costs of $2.0 million, and loss on debt conversion of $0.5 million. Net cash used in operating activities for the six months ended June 30, 2021 was primarily attributable to a $30.0 million net loss incurred during the period, cash used in working capital of $8.4 million, and a $1.8 million non-cash gain as a result of the fair value adjustment on derivative instruments, partially offset by non-cash charges including depreciation and amortization of $13.1 million, impairment of capitalized software of $1.2 million, amortization of debt discount and debt issuance costs of $0.7 million, loss on debt conversion of $0.4 million, and share-based compensation expense of $11.4 million.
Investing activities. Net cash used in investing activities during the six months ended June 30, 2022 was $7.3 million, compared to net cash used in investing activities of $17.4 million for the same period in 2021. Cash used in investing activities during the six months ended June 30, 2022 was primarily related to $1.1 million purchases of property, plant and equipment and $6.2 million spending on certain costs related to the development of software to be sold in our products, in large part due to the increase in development in support of 5G products and services. Cash used in investing activities during the same period in 2021 was primarily related to $2.5 million purchases of property, plant and equipment and $15.4 million spending on certain costs related to the research and development of software to be sold in our products, in large part due to the increase in development in support of 5G products and services.
Financing activities. Net cash used in financing activities during the six months ended June 30, 2022 was $1.3 million, compared to net cash provided by financing activities of $29.5 million for the same period in 2021. Net cash used in financing activities during the six months ended June 30, 2022 was primarily related to $1.2 million principal payments for financed other assets. Net cash provided by financing activities for the same period in 2021 was primarily related to $29.4 million net proceeds received from the ATM Offering, $2.0 million proceeds from stock option exercises and purchases through our employee stock purchase plan, partially offset by $2.2 million principal payments under finance lease obligations.
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
Interest Rate Risk

2025 Notes and Embedded Derivative

Our total fixed-rate borrowings under the 2025 Notes as of both June 30, 2022 and December 31, 2021 were $161.9 million. We record all of our fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the values that we report for these senior notes on our consolidated financial statements. As of both June 30, 2022 and December 31, 2021, we had no variable-rate borrowings.

The 2025 Notes include an embedded derivative which was marked to fair value at June 30, 2022 and December 31, 2021 of $0.02 million and $0.9 million, respectively. The fair value inputs to the derivative valuation include dividend yield, term, volatility, stock price, and risk-free rate. Consequently we may incur gains and losses on the derivative as changes occur in the stock price, volatility, and risk-free rate at each reporting period. Additional details regarding our 2025 Notes and the embedded derivative are included in Item I Part 1 Note 3. Fair Value Measurement of Assets and Liabilities and Note 4. Debt in this Quarterly Report on Form 10-Q.

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

For the three and six months ended June 30, 2022, sales denominated in foreign currencies were approximately 14.6% and 14.4% of total revenue. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the U.S. and to a lesser extent in Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign functional currencies consist of the pound sterling, Euro, and Australian Dollar (collectively, the “Foreign Functional Currencies”). For the three and six months ended June 30, 2022, a hypothetical 10% change in Foreign Functional Currency exchange rates would have increased or decreased our revenue by approximately $0.9 million and $1.8 million, respectively. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements. With the completion of Ctrack South Africa divestiture in July 2021, our foreign currency transaction risk is expected to decrease.

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
As required by Rule 13a-15(b) promulgated under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.4
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

Date: August 9, 2022	Inseego Corp.

	By:	/s/ ASHISH SHARMA
Ashish Sharma
Chief Executive Officer

By:	/s/ ROBERT G. BARBIERI
Robert G. Barbieri
Chief Financial Officer