Form 10-Q
period 2022-09-30
INSEEGO CORP.
filed 2022-11-03
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2022 was 107,849,965.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements.
INSEEGO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,063	$46,474
Restricted cash	—	3,338
Accounts receivable, net of allowance for doubtful accounts of $371 and $408, respectively	28,668	26,781
Inventories	42,406	37,402
Prepaid expenses and other	10,902	13,624
Total current assets	100,039	127,619
Property, plant and equipment, net of accumulated depreciation of $25,240 and $26,692, respectively	6,157	8,102
Rental assets, net of accumulated depreciation of $5,919 and $5,392, respectively	4,411	4,575
Intangible assets, net of accumulated amortization of $63,425 and $48,404, respectively	44,406	46,995
Goodwill	21,922	20,336
Right-of-use assets, net	6,902	7,839
Other assets	563	377
Total assets	$184,400	$215,843
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$39,537	$48,577
Accrued expenses and other current liabilities	31,476	26,253
Total current liabilities	71,013	74,830
Long-term liabilities:
2025 Notes, net	158,079	157,866
Revolving credit facility, net	3,451	—
Deferred tax liabilities, net	816	852
Other long-term liabilities	6,841	7,149
Total liabilities	240,200	240,697
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 shares designated, 25,000 shares issued and outstanding, liquidation preference of $1,000 per share (plus any accrued but unpaid dividends)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 107,846,082 and 105,380,533 shares issued and outstanding, respectively	108	105
Additional paid-in capital	790,460	770,619
Accumulated other comprehensive loss	(3,950)	(8,531)
Accumulated deficit	(842,418)	(787,047)
Total stockholders’ deficit	(55,800)	(24,854)
Total liabilities and stockholders’ deficit	$184,400	$215,843
See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues:
IoT & Mobile Solutions	$62,633	$56,975	$172,129	$151,770
Enterprise SaaS Solutions	6,534	9,242	20,279	37,737
Total net revenues	69,167	66,217	192,408	189,507
Cost of net revenues:
IoT & Mobile Solutions	48,209	43,595	131,805	116,777
Enterprise SaaS Solutions	3,002	3,679	9,505	14,965
Total cost of net revenues	51,211	47,274	141,310	131,742
Gross profit	17,956	18,943	51,098	57,765
Operating costs and expenses:
Research and development	15,417	12,626	47,597	38,954
Sales and marketing	8,295	9,172	25,789	29,997
General and administrative	5,720	6,599	20,101	22,657
Amortization of purchased intangible assets	433	519	1,319	1,649
Impairment of capitalized software	—	—	—	1,197
Total operating costs and expenses	29,865	28,916	94,806	94,454
Operating loss	(11,909)	(9,973)	(43,708)	(36,689)
Other (expense) income:
Gain on sale of Ctrack South Africa	—	5,262	—	5,262
Loss on debt conversion and extinguishment, net	—	—	(450)	(432)
Interest expense, net	(2,034)	(1,655)	(6,621)	(5,178)
Other (expense) income, net	(1,758)	(828)	(3,145)	291
Total other (expense) income	(3,792)	2,779	(10,216)	(57)
Loss before income taxes	(15,701)	(7,194)	(53,924)	(36,746)
Income tax provision (benefit)	42	(4)	(582)	445
Net loss	(15,743)	(7,190)	(53,342)	(37,191)
Less: Net income attributable to noncontrolling interests	—	—	—	(214)
Net loss attributable to Inseego Corp.	(15,743)	(7,190)	(53,342)	(37,405)
Series E preferred stock dividends	(691)	(1,843)	(2,029)	(3,596)
Net loss attributable to common stockholders	$(16,434)	$(9,033)	$(55,371)	$(41,001)
Per share data:
Net loss per common share:
Basic and diluted	$(0.15)	$(0.09)	$(0.52)	$(0.40)
Weighted-average shares used in computation of net loss per common share:
Basic and diluted	107,747,468	103,430,083	106,977,201	102,586,121
See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(15,743)	$(7,190)	$(53,342)	$(37,191)
Foreign currency translation adjustment	1,147	(2,571)	4,581	(1,878)
Release of cumulative foreign currency translation adjustments as a result of the sale of Ctrack South Africa	—	1,608	—	1,608
Total comprehensive loss	$(14,596)	$(8,153)	$(48,761)	$(37,461)
Comprehensive income attributable to noncontrolling interests	—	—	—	(214)
Comprehensive loss attributable to Inseego Corp.	$(14,596)	$(8,153)	$(48,761)	$(37,675)
See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, June 30, 2021	35	$—	103,109	$103	$761,412	$(764,150)	(6,279)	$8	$(8,906)
Net loss	—	—	—	—	—	(7,190)	—	—	(7,190)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,571)	—	(2,571)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	316	—	693	—	—	—	693
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(280)	—	—	—	(280)
Release of cumulative foreign currency translation adjustments as a result of sale of Ctrack South Africa	—	—	—	—	8	(1,748)	1,608	(8)	(140)
Share-based compensation	—	—	—	—	3,062	—	—	—	3,062
Series E preferred stock dividends	—	—	—	—	739	(739)	—	—	—
Series E preferred stock exchange	(10)		1,525	2	1,102	(1,104)	—	—	—
Balance, September 30, 2021	25	$—	104,950	$105	$766,736	$(774,931)	$(7,242)	$—	$(15,332)

Balance, June 30, 2022	25	$—	107,645	$108	$787,283	$(825,984)	$(5,097)	$—	$(43,690)
Net loss	—	—	—	—	—	$(15,743)	—	—	(15,743)
Foreign currency translation adjustment	—	—	—	—	—	$—	1,147	—	1,147
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	201	—	101	$—	—	—	101
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(21)	$—	—	—	(21)
Share-based compensation	—	—	—	—	2,406	$—	—	—	2,406
Series E preferred stock dividends	—	—	—	—	691	(691)	—	—	—
Balance, September 30, 2022	25	$—	107,846	$108	$790,460	$(842,418)	$(3,950)	$—	$(55,800)

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	35	$—	99,399	$99	$711,487	$(732,422)	$(6,972)	$(91)	$(27,899)
Net loss	—	—	—	—	—	(37,405)	—	214	(37,191)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,878)	—	(1,878)
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	2,081	2	3,535	—	—	—	3,537
Taxes withheld on net settled vesting of restricted stock units	—	—	—	—	(1,105)	—	—	—	(1,105)
Issuance of common shares in connection with the conversion of 2025 Notes	—	—	429	—	5,382	—	—	—	5,382
Issuance of common shares in connection with a public offering, net of issuance costs	—	—	1,516	2	29,368	—	—	—	29,370
Share-based compensation	—	—	—	—	14,467	—	—	—	14,467
Series E preferred stock dividends	—	—	—	—	2,492	(2,492)	—	—	—
Series E preferred stock exchange	(10)	—	1,525	2	1,102	(1,104)	—	—	—
Release of cumulative foreign currency translation adjustments as a result of sale of Ctrack South Africa	—	—	—	—	8	(1,748)	1,608	(8)	(140)
Net noncontrolling interest acquired	—	—	—	—	—	240	—	(115)	125
Balance, September 30, 2021	25	—	104,950	$105	$766,736	$(774,931)	$(7,242)	$—	$(15,332)

Balance, December 31, 2021	25	$—	105,381	$105	$770,619	$(787,047)	$(8,531)	$—	$(24,854)
Net loss	—	—	—	—	—	(53,342)	—	—	(53,342)
Foreign currency translation adjustment	—	—	—	—	—	—	4,581	—	4,581
Adjustment relating to extinguishment of 2022 Notes					1,727	—	—	—	1,727
Exercise of stock options, vesting of restricted stock units and stock issued under employee stock purchase plan	—	—	2,470	3	250	—	—	—	253
Taxes withheld on net settled vesting of restricted stock units	—	—	(5)	—	(57)	—	—	—	(57)
Share-based compensation	—	—	—	—	15,892	—	—	—	15,892
Series E preferred stock dividends	—	—	—	—	2,029	(2,029)	—	—	—
Balance, September 30, 2022	25	$—	107,846	$108	$790,460	$(842,418)	$(3,950)	$—	$(55,800)

INSEEGO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(53,342)	$(37,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,936	19,131
Provision for bad debts	29	346
Impairment of capitalized software	—	1,197
Provision for excess and obsolete inventory	1,330	587
Share-based compensation expense	15,892	14,467
Amortization of debt discount and debt issuance costs	2,472	1,117
Fair value adjustment on derivative instrument	(902)	(3,435)
Loss on debt conversion and extinguishment, net	450	432
Gain on sale of Ctrack South Africa	—	(5,262)
Deferred income taxes	(223)	175
Right-of-use assets	1,057	1,364
Other	—	572
Changes in assets and liabilities, net of effects of divestiture:
Accounts receivable	(561)	2,834
Inventories	(5,926)	(7,889)
Prepaid expenses and other assets	2,723	1,429
Accounts payable	(13,548)	(7,206)
Accrued expenses, income taxes, and other	6,276	4,797
Operating lease liabilities	(1,366)	(2,222)
Net cash used in operating activities	(24,703)	(14,757)
Cash flows from investing activities:
Acquisition of noncontrolling interest	—	(116)
Purchases of property, plant and equipment	(1,203)	(4,299)
Proceeds from the sale of property, plant and equipment	—	1,143
Proceeds from sale of Ctrack South Africa, net of cash divested	—	31,526
Additions to capitalized software development costs	(9,242)	(20,589)
Net cash (used in) provided by investing activities	(10,445)	7,665
Cash flows from financing activities:
Net (repayment) borrowing of bank and overdraft facilities	(458)	315
Principal payments under finance lease obligations	(62)	(3,138)
Proceeds from a public offering, net of issuance costs	—	29,370
Principal payments on financed assets	(1,567)	—
Borrowings on revolving credit facility	9,000	—
Repayments on revolving credit facility	(4,500)	—
Payment of debt issuance costs on revolving credit facility	(1,126)	—
Proceeds from stock option exercises and employee stock purchase plan, net of taxes paid on vested restricted stock units	196	2,432
Net cash provided by financing activities	1,483	28,979
Effect of exchange rates on cash	1,916	(293)
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,749)	21,594
Cash, cash equivalents and restricted cash, beginning of period	49,812	40,015
Cash, cash equivalents and restricted cash, end of period	$18,063	$61,609
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,675	$2,782
Income taxes	$96	$378

Supplemental disclosures of non-cash activities:
Transfer of inventories to rental assets	$297	$4,394
Capital expenditures financed through accounts payable or accrued liabilities	$4,402	$2,643
Right-of-use assets obtained in exchange for operating leases liabilities	$342	$544
Exchange of Series E Preferred Stock for common stock	$—	$11,982
Issuance of common stock in exchange for Series E Preferred Stock	$—	$13,086
Deemed dividend on exchange of Series E Preferred Stock for common stock	$—	$1,104
2025 Notes conversion, including shares issued in satisfaction of interest make-whole payment	$—	$5,383

See accompanying notes to condensed consolidated financial statements.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The condensed consolidated financial statements contained herein have been prepared by Inseego Corp. (the “Company”) in accordance with the Securities and Exchange Commission (the “SEC”) rules for interim financial information. Accordingly, the condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for fair presentation of the results of interim periods and may not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and September 30, 2021, is unaudited, whereas the condensed consolidated balance sheet as of December 31, 2021 is derived from the Company’s audited consolidated financial statements as of that date. These condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”).
Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net loss, assets, liabilities or stockholders’ deficit.
The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Segment Information
Management has determined that the Company has one reportable segment. The Chief Executive Officer, who is also the Chief Operating Decision Maker, does not manage any part of the Company separately, and allocations of resources and assessments of performance are based solely on the Company’s consolidated operations and financial results.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ materially from these estimates. Estimates are assessed each period and updated to reflect current information. Significant estimates include revenue recognition, capitalized software costs, allowance for credit losses, provision for excess and obsolete inventory, valuation of intangible and long-lived assets, valuation of goodwill, valuation of derivatives, accruals relating to litigation, income taxes and share-based compensation expense.
Risks and Uncertainties
In March 2020, the World Health Organization declared a global pandemic caused by the novel coronavirus (“COVID-19”), resulting in shutdowns of manufacturing and commerce globally in the months that followed. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on future developments, including the duration, severity and spread of the outbreak, emergence of new variants of concern, and actions taken by the federal, state, local and foreign governments to contain the pandemic, all of which are uncertain and cannot be predicted.
In addition, a global semiconductor supply shortage is causing wide-ranging impacts across the technology industry. While the shortage has not materially impacted the Company’s operations and financial results, it may negatively impact our customers and the supply of materials needed for our testing and production timeline. Our suppliers, contract manufacturers, and customers are all taking actions to reduce the impact of the semiconductor shortage; however, if the shortage persists, the impact on our operations and financial results could be material.
The inflationary pressures impacting the global supply chain could potentially increase the cost of net revenues in the current and future years. The ongoing inflation challenges could adversely impact our future revenues, gross margins and financial results.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Sale of Ctrack South Africa
On July 30, 2021, the Company completed the sale of its Ctrack business operations in Africa, Pakistan and the Middle East (together “Ctrack South Africa”) and recognized a pre-tax gain of $5.3 million. Total cash proceeds received from the sale were $31.5 million, net of cash divested of $5.0 million.
Liquidity
As of September 30, 2022, the Company had available unrestricted cash and cash equivalents totaling $18.1 million and $14.6 million of excess availability under its secured asset-backed revolving credit facility. See Note 4, Debt, for more information on this new credit facility.
The Company has a history of operating and net losses and overall usage of cash from operating and investing activities. The Company’s management believes that its cash and cash equivalents on-hand, together with anticipated cash flows from operations, availability under its secured asset-backed revolving credit facility, and anticipated savings from ongoing cost reduction efforts, will be sufficient to meet its cash flow needs for the next twelve months from the filing date of this report. The Company’s ability to attain more profitable operations and continue to generate positive cash flow is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plans as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of ongoing litigation, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses and capital expenditures, which could have an adverse impact on its ability to achieve its intended business objectives.
The Company’s liquidity could also be impaired by significant interruptions in its business operations, such as those described above under the heading Risks and Uncertainties, or, a material failure to satisfy its contractual commitments or a failure to generate revenues from new or existing products. In addition, there can be no assurance that any required or desired restructuring or financing will be available on terms favorable to the Company, or at all.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The Company’s cash and cash equivalents are generally held with large financial institutions worldwide to reduce the amount of exposure to credit risk. Cash, cash equivalents and restricted cash are recorded at market value, which approximates cost. Gains and losses associated with the Company’s foreign currency denominated demand deposits are recorded as a component of other income, net, in the consolidated statements of operations. Restricted cash held in escrow as of December 31, 2021 was released during the third quarter of 2022 and we no longer have any restricted cash on our balance sheet as of September 30, 2022.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The guidance is effective for annual and interim periods beginning after December 15, 2021. The Company adopted the ASU in the first quarter of fiscal 2022 and there was no impact to the condensed consolidated financial statements.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. The ASU is effective for annual and interim periods beginning after December 15, 2021. The Company adopted the ASU in the first quarter of fiscal 2022 and there was no impact to the condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). The ASU requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The ASU does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The ASU is effective for annual and interim periods beginning after December 15, 2022, except for the rollforward requirement, which is effective for annual periods beginning after December 15, 2023. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

2. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$35,644	$33,112
Raw materials and components	6,762	4,290
Total inventories	$42,406	$37,402
Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Rebate receivables	$4,015	$6,398
Receivables from contract manufacturers	3,239	2,626
Software licenses	1,062	1,261
Insurance	218	1,269
Deposits	870	1,023
Financed assets	295	323
Other	1,203	724
	$10,902	$13,624
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Royalties	$1,970	$2,243
Payroll and related expenses	10,106	9,326
Warranty obligations	458	473
Professional fees	586	502
Accrued interest	2,410	877
Customer contract liabilities	8,554	3,832
Operating lease liabilities	1,662	1,769
Accrued contract manufacturing liabilities	1,599	927
Value added tax payables	424	642
Other	3,707	5,662
Total accrued expenses and other current liabilities	$31,476	$26,253

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Fair Value Measurement of Assets and Liabilities
Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. Each fair value measurement is classified into one of the following levels based on the information used in the valuation:
Level 1:    Observable inputs such as quoted prices in active markets.
Level 2:    Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3:    The fair market value for level 3 securities may be highly sensitive to the use of unobservable inputs and subjective assumptions. Generally, changes in significant unobservable inputs may result in significantly lower or higher fair value measurements.
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
	Total Fair Value	Level 3	Level 1	Total Fair Value	Level 3	Level 1
Assets
Cash equivalents
Money market funds	$—	$—	$—	$126	$—	$126
Total assets	$—	$—	$—	$126	$—	$126
Liabilities
2025 Notes
Interest make-whole payment	$24	$24	$—	$926	$926	$—
Total liabilities	$24	$24	$—	$926	$926	$—
The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model using the following key assumptions:

	September 30, 2022	December 31, 2021
Volatility	50%	50%
Stock price	$2.07 per share	$5.83 per share
Credit spread	30.78%	15.93%
Term	2.59 years	3.34 years
Dividend yield	—%	—%
Risk-free rate	4.24%	1.02%

No unrealized gain related to the interest make-whole payment derivative liability was recognized for the three months ended September 30, 2022, compared to a $1.6 million,unrealized gain for the three months ended September 30, 2021. The Company also recognized $0.9 million and $3.4 million of unrealized gains for the nine months ended September 30, 2022 and 2021, respectively. Unrealized gains and losses on the interest make-whole payment derivative are included within other income (expense), net, on the condensed consolidated statements of operations.

The Company reviews the fair value hierarchy classification of its financial instruments measured at fair value on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the nine months ended September 30, 2022 or 2021.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Financial Instruments
The carrying values of the Company’s other financial assets and liabilities approximate their fair values because of their short-term nature, with the exception of the 3.25% convertible senior notes due 2025 (the “2025 Notes”). The 2025 Notes are carried at amortized cost, adjusted for changes in fair value of the embedded derivative. It is not practicable to determine the fair value of the 2025 Notes due to the lack of information available to calculate the fair value of such notes. As of September 30, 2022 and December 31, 2021, the carrying amount of the 2025 Notes was $158.1 million and $157.9 million, respectively. See Note 4. Debt for additional information on the 2025 Notes.
4. Debt
Asset-backed Revolving Credit Facility
On August 5, 2022, the Company entered into a Loan and Security Agreement (the “Credit Agreement”), by and among Siena Lending Group LLC, as lender (“Lender”), Inseego Wireless, Inc., a Delaware corporation (“Inseego Wireless”), and Inseego North America LLC, an Oregon limited liability company, as borrowers (together with Inseego Wireless, the “Borrowers”), and the Company, as guarantor (together with the Borrowers, the “Loan Parties”). The Credit Agreement establishes a secured asset-backed revolving credit facility which is comprised of a maximum $50 million revolving credit facility (“Credit Facility”), with a minimum draw of $4.5 million upon execution of the Credit Agreement. The Credit Facility matures on December 31, 2024. Availability under the Credit Facility is determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. Outstanding amounts exceeding the borrowing base must be repaid immediately. The Borrowers’ obligations under the Credit Agreement are guaranteed by the Company. The Loan Parties’ obligations under the Credit Agreement are secured by a continuing security interest in all property of each Loan Party, subject to certain Excluded Collateral (as defined in the Credit Agreement).
Borrowings under the Credit Facility may take the form of base rate (“Base Rate”) loans or Secured Overnight Financing Rate (“SOFR”) loans. SOFR loans will bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement as the Term SOFR Reference Rate for a tenor of one month on the day) plus the Applicable Margin (as defined in the Credit Agreement), with a Term SOFR floor of 1%. Base Rate loans will bear interest at a rate per annum equal to the Applicable Margin plus the greatest of (a) the per annum rate of interest which is identified as the “Prime Rate” and normally published in the Money Rates section of The Wall Street Journal, (b) the sum of the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5% and (c) 3.50% per annum.
The Applicable Margin varies depending on the average outstanding amount for a preceding month. If the average outstanding amount for a preceding month is less than $15 million, the Applicable Margin will be 2.50% for Base Rate loans and 3.50% for SOFR loans. If the average outstanding amount for a preceding month is between $15 million and $25 million, the Applicable Margin will be 3.00% for Base Rate loans and 4.00% for SOFR loans. If the average outstanding amount for a preceding month is greater than $25 million, the Applicable Margin will be 4.5% for Base Rate loans and 5.50% for SOFR loans.
The Credit Agreement contains a financial covenant whereby the Loan Parties shall not permit the consolidated Liquidity (as defined in the Credit Agreement) to be less than $10 million at any time. The Credit Agreement also contains certain customary covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with all Credit Agreement covenants as of September 30, 2022.
Upon execution of the Credit Agreement, the Company paid $1.1 million of debt issuance costs, which will be amortized to interest expense throughout the term of the agreement.. Through September 30, 2022, the Company borrowed an aggregate $9.0 million and repaid an aggregate $4.5 million under the Credit Facility. As of September 30, 2022, the Credit Facility had outstanding borrowings of $4.5 million and a borrowing base of $19.1 million. The Company’s policy is to classify outstanding borrowings as long-term so long as such borrowings are not expected to exceed the borrowing base over the 12 months subsequent to the balance sheet date, in which case, any excess borrowings would be classified as short-term.
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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

including 32,221 shares of common stock issued in satisfaction of the interest make-whole payment. In connection therewith, the Company recorded a loss of $0.4 million on debt conversion, net in the condensed consolidated statement of operations.
As of September 30, 2022 and December 31, 2021, $161.9 million in principal amount of the 2025 Notes were outstanding, $80.4 million of which were held by related parties, and $0.4 million of accrued interest due to related parties was included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. Assuming no repurchases or conversions of the 2025 Notes prior to May 1, 2025, the entire principal balance of $161.9 million is due on May 1, 2025. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 3.25%, payable semi-annually in arrears on May 1 and November 1 of each year.
The 2025 Notes consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal	$161,898	$161,898
Add: fair value of embedded derivative	24	926
Less: unamortized debt discount	(2,140)	(2,761)
Less: unamortized issuance costs	(1,703)	(2,197)
Net carrying amount	$158,079	$157,866
The effective interest rate on the liability component of the 2025 Notes was 4.13% and 4.12% for the three months ended September 30, 2022 and 2021, respectively, and 4.18% and 4.15% for the nine months ended September 30, 2022 and 2021, respectively. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$1,315	$1,315	$3,946	$3,899
Amortization of debt discount	207	207	621	622
Amortization of debt issuance costs	165	165	494	495
Total interest expense	$1,687	$1,687	$5,061	$5,016

5. Share-based Compensation
During the nine months ended September 30, 2022, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, a maximum of 8,897,084 shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of restricted stock units (“RSUs”) or other awards, including awards with alternative vesting schedules such as performance-based criteria.
For the three and nine months ended September 30, 2022 and 2021 the following table presents total share-based compensation expense within each functional line item on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$199	$416	$1,873	$2,228
Research and development	513	604	5,011	4,366
Sales and marketing	489	614	3,086	3,161
General and administrative	1,205	1,428	5,922	4,712
Total	$2,406	$3,062	$15,892	$14,467

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
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2022:

Outstanding — December 31, 2021	8,085,793
Granted	1,422,500
Exercised	(264,343)
Canceled	(831,400)
Outstanding — September 30, 2022	8,412,550
Exercisable — September 30, 2022	5,391,541
At September 30, 2022, total unrecognized compensation expense related to stock options was $8.9 million, which is expected to be recognized over a weighted-average period of 2.76 years.
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
The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2022:

Non-vested — December 31, 2021	1,247,723
Granted	2,516,362
Vested	(2,051,578)
Forfeited	(220,883)
Non-vested — September 30, 2022	1,491,624
At September 30, 2022, total unrecognized compensation expense related to RSUs was $5.0 million, which is expected to be recognized over a weighted-average period of 2.71 years.

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

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The calculation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders	$(16,434)	$(9,033)	$(55,371)	$(41,001)
Weighted-average common shares outstanding	107,747,468	103,430,083	106,977,201	102,586,121
Basic and diluted net loss per share	$(0.15)	$(0.09)	$(0.52)	$(0.40)
The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net loss per share attributable to stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
2025 Notes	14,341	14,341	14,341	14,341
Warrants	—	2,500	—	2,500
Non-qualified stock options	8,557	8,169	8,787	8,169
Restricted stock units	1,438	487	1,441	487
Employee stock purchase plan	984	250	984	250
Total	25,320	25,747	25,553	25,747

7. Private Placements and Public Offering
In March 2019, the Company issued warrants to purchase 2,500,000 shares of common stock (the “2019 Warrants”) to certain accredited investors. Each 2019 Warrant had an initial exercise price of $7.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, and became exercisable on September 28, 2019. The Company determined that the warrants did not require liability accounting and classified the warrants as equity. At June 30, 2022, the warrants expired unexercised.
In January 2021, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of its common stock (the “ATM Offering”). In January 2021, the Company sold 1,516,073 shares of common stock, at an average price of $20.11 per share, for net proceeds of $29.4 million, after deducting underwriter fees and discounts, and other offering fees, pursuant to the ATM Offering.
8. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States and Canada	$53,924	$56,614	$159,393	$150,822
Europe	6,954	5,828	20,176	17,425
South Africa (a)	—	2,435	—	17,333
Australia (b)	7,543	982	9,966	2,883
Other	746	358	2,873	1,044
Total	$69,167	$66,217	$192,408	$189,507
(a) In July 2021, the Company sold its Ctrack South Africa business.
(b) Separated Australia and Europe from Other for all prior year periods presented.

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Concentrations of Credit Risk
For the three months ended September 30, 2022, two customers accounted for 33.9% and 29.3% of net revenues, respectively. For the three months ended September 30, 2021, two customers accounted for 40.4% and 32.5%, respectively, of net revenues.
For the nine months ended September 30, 2022, two customers accounted for 50.8% and 44.4% of net revenues, respectively. For the nine months ended September 30, 2021, two customers accounted for 44.3% and 23.5%, respectively, of net revenues.
As of September 30, 2022, three customers accounted for 33.5%, 15.3% and 13.3% of accounts receivable, net, respectively. As of December 31, 2021, two customers accounted for 61.7% and 12.6% of accounts receivable, net, respectively.

9. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers that require future purchase of goods or services in the three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations”). As of September 30, 2022, future payments under these noncancellable purchase obligations were approximately $104.7 million. As of December 31, 2021, future payments under these noncancellable purchase obligations were approximately $165.8 million.
Indemnification
In the normal course of business, the Company periodically enters into agreements that require the Company to indemnify and defend its customers for, among other things, claims alleging that the Company’s products infringe third-party patents or other intellectual property rights. The Company’s maximum exposure under these indemnification provisions cannot be estimated but the Company does not believe that there are any matters individually or collectively that would have a material adverse effect on its results of operations or financial condition.

10. Leases
The components of the right-of-use assets and lease liabilities were as follows (in thousands):

	Balance Sheet Classification	September 30, 2022	December 31, 2021
Operating right-of-use assets, net	Right-of-use assets, net	$6,902	$7,839

Current operating lease liabilities	Accrued expenses and other current liabilities	$1,662	$1,769
Non-current operating lease liabilities	Other long-term liabilities	6,056	7,112
Total operating lease liabilities		$7,718	$8,881

Weighted-average remaining lease term (in years)		4.4	5.3
Weighted-average discount rate		9.0%	9.1%
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating lease costs included in operating costs and expenses	$589	$200	$1,789	$1,000

INSEEGO CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021

Operating cash flows related to operating leases	$1,857	$1,858
Operating right-of-use assets obtained in exchange for lease liabilities	$342	$544
Future minimum payments under operating leases were as follows as of September 30, 2022 (in thousands):

2022 (remainder)	$783
2023	2,146
2024	1,959
2025	1,684
2026	1,687
2027	1,125
Thereafter	—
Total minimum operating lease payments	$9,384
Less: amounts representing interest	(1,666)
Present value of net minimum operating lease payments	7,718
Less: current portion	(1,662)
Long-term portion of operating lease obligations	$6,056
11. Income Taxes
The Company’s income tax provision (benefit) was $42 thousand and $(4) thousand for the three months ended September 30, 2022 and 2021, respectively, and $(0.6) million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively. Income taxes for all periods consisted primarily of foreign income taxes at certain of the Company’s international entities and minimum state taxes for its U.S.-based entities. The Company’s income tax expense differs from the expected expense based on statutory rates primarily due to full valuation allowances at all of its U.S.-based entities and several of its foreign subsidiaries. The income tax (benefit) provision for the nine months ended September 30, 2022 and 2021, were largely driven by foreign currency losses and gains, respectively, at the Company’s foreign subsidiaries.
On March 11, 2021, Congress passed, and the President signed into law, the American Rescue Plan Act, 2021 (the “ARP”), which includes certain business tax provisions. The Company does not expect the ARP to have a material impact on the Company’s effective tax rate or income tax expense for the year ending December 31, 2022.
On August 16, 2022, Congress passed, and the President signed into law, the Inflation Reduction Act, 2022 (the “IRA”), which includes certain business tax provisions. The Company does not expect the IRA to have a material impact on the Company’s effective tax rate or income tax expense for the year ending December 31, 2022.

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
•the continuing impact of uncertain global economic conditions, such as inflation, on the demand for our products and our future revenues, gross margins and financial results;
•the impact of geopolitical instability on our business;
•the emergence of global public health emergencies, such as the outbreak of the 2019 novel coronavirus, known as “COVID-19”, which could extend lead times in our supply chain and lengthen sales cycles with our customers;
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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with or furnish to the Securities and Exchange Commission (“SEC”), including the information in “Item 1A. Risk Factors” included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. As used in this report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Inseego” refer to Inseego Corp., a Delaware corporation, and its wholly-owned subsidiaries.
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
Business Overview
Inseego Corp. is a leader in the design and development of fixed and mobile wireless solutions (advanced 4G and 5G NR), IIoT and cloud solutions for Fortune 500 enterprises, service providers, small and medium-sized businesses, governments, and consumers around the globe. Our product portfolio consists of fixed and mobile device-to-cloud solutions that provide compelling, intelligent, reliable and secure end-to-end IoT services with deep business intelligence. Inseego’s products and solutions, designed and developed in the U.S., power mission critical applications with a “zero unscheduled downtime” mandate, such as our 5G fixed wireless access (“FWA”) gateway solutions, 4G and 5G mobile broadband, IIoT applications such as software-defined wide area network (“SD-WAN”) failover management, asset tracking and fleet management services. Our solutions are powered by our key wireless innovations in mobile and FWA technologies, including a suite of products employing the 5G NR standards, and purpose-built SaaS cloud platforms.
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
Our Sources of Revenue
We provide intelligent wireless 4G and 5G hardware products for the worldwide mobile communications and IIoT markets. Our hardware products address multiple vertical markets including private LTE/5G networks, the First Responders Network Authority/Firstnet, SD-WAN, telematics, remote monitoring and surveillance, and fixed wireless access and mobile broadband devices. Our broad range of products principally includes intelligent 4G and 5G fixed wireless routers and gateways, mobile hotspots, wireless gateways and routers for IIoT applications, Gigabit-speed 4G LTE hotspots and USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights and configure/manage their hardware remotely. Our products currently operate on most major global cellular wireless networks. Our mobile hotspots sold under the MiFi brand have been sold to millions of end users, and provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our wireless standalone and USB modems and gateways allow us to address the rapidly growing and underpenetrated IoT market segments. Our telematics and mobile asset tracking hardware devices collect and control critical vehicle data and driver behaviors, and can reliably deliver that information to the cloud, all managed by our services enablement platforms.
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
Our SaaS delivery platforms include our Ctrack platforms, which provide fleet, vehicle, aviation, asset and other telematics applications. Since the sale of our Ctrack South Africa operations was completed on July 30, 2021, certain portions of our SaaS revenue are no longer be generated, but Inseego continues to provide telematics solutions in the rest of the world, including in North America, Europe and Australia.
Factors Which May Influence Future Results of Operations
Net Revenues. We believe that our future net revenues may be influenced by a number of factors including:
•economic environment and related market conditions such as inflation;
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
We have made significant investments in additional products and services, including SaaS and additional service offerings, industrial IoT hardware and services, and other mobile and fixed wireless devices targeting the emerging 5G market. We continue to develop and maintain strategic relationships with service providers and other wireless industry leaders such as Verizon Wireless, T-Mobile, and Qualcomm. Through strategic relationships, we have been able to maintain market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.
The demand environment for our 5G products during the three and nine months ended September 30, 2022 was consistent with our expectations. However, we have recently experienced lower sales of LTE gigabit hotspots within IoT & Mobile Solutions as COVID-19 pandemic demand has eased. The macroeconomic environment continues to remain uncertain and the demand for our products in the prior year may not be sustainable for the long term. We will continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses.
Cost of Net Revenues. Cost of net revenues includes all costs associated with our contract manufacturers, distribution, fulfillment and repair services, delivery of SaaS services, warranty costs, amortization of intangible assets, royalties, operations overhead, costs associated with cancellation of purchase orders and costs related to outside services. Also included in cost of net revenues are costs related to inventory adjustments, as well as any write downs for excess and obsolete inventory and abandoned product lines. Inventory adjustments are impacted primarily by demand for our products, which is influenced by the factors discussed above. The inflationary pressures impacting the global supply chain could potentially increase the cost of net revenues in the current and future years.
Operating Costs and Expenses. Our operating costs consist of three primary categories: research and development, sales and marketing, and general and administrative costs.
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
As part of our business strategy, we may review acquisition or divestiture opportunities that we believe would be advantageous or complementary to the development of our business. Given our current cash position and recent losses, any additional acquisitions we make would likely involve issuing stock or drawing on our revolving credit facility in order to provide the purchase consideration for the acquisitions. If we make any additional acquisitions, we may incur substantial expenditures in conjunction with the acquisition process and the subsequent assimilation of any acquired business, products, technologies or personnel.
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
Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Net revenues. Net revenues for the three months ended September 30, 2022 were $69.2 million, compared to $66.2 million for the same period in 2021.
The following table summarizes net revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
Product Category	2022	2021	$	%
IoT & Mobile Solutions	$62,633	$56,975	$5,658	9.9%
Enterprise SaaS Solutions	6,534	9,242	(2,708)	(29.3)%
Total	$69,167	$66,217	$2,950	4.5%
IoT & Mobile Solutions. The $5.7 million increase in IoT & Mobile Solutions net revenues over the same period in 2021 is primarily due to higher sales of our second-generation 5G hotspot related to our MiFi business and increases in our Enterprise FWA and Subscribe business, partially offset by a decrease in revenue from our 4G products.
Enterprise SaaS Solutions. The $2.7 million decrease in Enterprise SaaS Solutions net revenues over the same period in 2021 is primarily due to lower sales attributable to the Ctrack South Africa divestiture and decrease in Enterprise SaaS solutions revenue from the rest of the world.
Cost of net revenues. Cost of net revenues for the three months ended September 30, 2022 was $51.2 million, or 74.0% of net revenues, compared to $47.3 million, or 71.4% of net revenues, for the same period in 2021.

The following table summarizes cost of net revenues by our two product categories (in thousands):

	Three Months Ended September 30,		Change
Product Category	2022	2021	$	%
IoT & Mobile Solutions	$48,209	$43,595	$4,614	10.6%
Enterprise SaaS Solutions	3,002	3,679	(677)	(18.4)%
Total	$51,211	$47,274	$3,937	8.3%
IoT & Mobile Solutions. The $4.6 million increase in IoT & Mobile Solutions cost of net revenues over the same period in 2021 is primarily due to higher sales and costs of production of our second-generation 5G hotspot.
Enterprise SaaS Solutions. The $0.7 million decrease in Enterprise SaaS Solutions cost of net revenues over the same period in 2021 is primarily due to a decrease in costs attributable to the Ctrack South Africa divestiture.
Gross profit. Gross profit for the three months ended September 30, 2022 was $18.0 million, or a gross margin of 26.0%, compared to $18.9 million, or a gross margin of 28.6%, for the same period in 2021. The decrease in gross profit is primarily due to a higher mix of lower-margin 5G product revenue, higher supply chain costs and a decrease in margin attributable to the Ctrack South Africa divestiture.
The following table summarizes operating costs and expenses (in thousands):

	Three Months Ended September 30,		Change
Operating costs and expenses	2022	2021	$	%
Research and development	$15,417	$12,626	$2,791	22.1%
Sales and marketing	8,295	9,172	(877)	(9.6)%
General and administrative	5,720	6,599	(879)	(13.3)%
Amortization of purchased intangible assets	433	519	(86)	(16.6)%
Total	$29,865	$28,916	$949	3.3%
Research and development expenses. Research and development expenses for the three months ended September 30, 2022 were $15.4 million, or 22.3% of net revenues, compared to $12.6 million, or 19.1% of net revenues, for the same period in 2021. The increase in expense is primarily due to additional certification costs incurred driven by the launch of major 5G products during the current period, an increase in amortization expense from recently launched projects, and a net decrease in capitalizable costs as fewer new projects were undertaken during the current period.
Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2022 were $8.3 million, or 12.0% of net revenues, compared to $9.2 million, or 13.9% of net revenues, for the same period in 2021. The decrease in expense is primarily due to lower commission costs and other sales personnel-related costs as a result of the decrease in overall sales headcount compared to the prior year period.
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2022 were $5.7 million, or 8.3% of net revenues, compared to $6.6 million, or 10.0% of net revenues, for the same period in 2021. The decrease in expense is primarily due to lower costs attributable to the Ctrack South Africa divestiture, partially offset by increases in other general and administrative expenses.
The following table summarizes other (expense) income (in thousands):

	Three Months Ended September 30,		Change
Other (expense) income	2022	2021	$	%
Gain on sale of Ctrack South Africa	$—	$5,262	$(5,262)	100.0%
Interest expense, net	$(2,034)	$(1,655)	$(379)	22.9%
Other (expense) income, net	(1,758)	(828)	(930)	112.3%
Total	$(3,792)	$2,779	$(6,571)	(236.5)%
Gain on sale of Ctrack South Africa. During the three months ended September 30, 2021, we recorded a gain of $5.3 million related to the sale of Ctrack South Africa. There was no such gain for the same period in 2022.

Interest expense, net. The $0.4 million increase in expense over the same period in 2021 is primarily due to incremental interest expense attributable to the Company’s new revolving credit facility.
Other (expense) income, net. The $0.9 million increase in expense over the same period in 2021 is primarily due to higher foreign currency exchange losses.
The following table summarizes income tax provision (benefit) and Series E preferred stock dividends (in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Income tax provision (benefit)	$42	$(4)	$46	(1150.0)%
Series E preferred stock dividends	(691)	(1,843)	1,152	(62.5)%
Series E preferred stock dividends. During the three months ended September 30, 2022 and 2021, we recorded dividends of $0.7 million and $1.8 million, respectively, on our Fixed-Rate Cumulative Perpetual Preferred Stock, Series E, par value $0.001 per share (the “Series E Preferred Stock”). The decrease was primarily attributable to a decrease in recurring preferred stock dividends as 10,000 shares of the original 35,000 shares of preferred stock were extinguished in September 2021, resulting in lower accrued preferred stock dividends for the period ended September 30, 2022.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net revenues. Net revenues for the nine months ended September 30, 2022 were $192.4 million, compared to $189.5 million for the same period in 2021
The following table summarizes net revenues by our two product categories (in thousands):

	Nine Months Ended September 30,		Change
Product Category	2022	2021	$	%
IoT & Mobile Solutions	$172,129	$151,770	$20,359	13.4%
Enterprise SaaS Solutions	20,279	37,737	(17,458)	(46.3)%
Total	$192,408	$189,507	$2,901	1.5%
IoT & Mobile Solutions. The $20.4 million increase in IoT & Mobile Solutions net revenues over the same period in 2021 is primarily due to higher sales of our second-generation 5G hotspot, strong performance of our Enterprise FWA business, and an increase in subscriber growth within our Inseego Subscribe business, partially offset by a decrease in revenues from our 4G products.
Enterprise SaaS Solutions. The $17.5 million decrease in Enterprise SaaS Solutions net revenues over the same period in 2021 is primarily due to lower sales attributable to the Ctrack South Africa divestiture and decrease in Enterprise SaaS solutions revenue in the rest of the world.
Cost of net revenues. Cost of net revenues for the nine months ended September 30, 2022 was $141.3 million or 73.4% of net revenues, compared to $131.7 million or 69.5% of net revenues, for the nine months ended September 30, 2021.
The following table summarizes cost of net revenues by our two product categories (in thousands):

	Nine Months Ended September 30,		Change
Product Category	2022	2021	$	%
IoT & Mobile Solutions	$131,805	$116,777	$15,028	12.9%
Enterprise SaaS Solutions	9,505	14,965	(5,460)	(36.5)%
Total	$141,310	$131,742	$9,568	7.3%
IoT & Mobile Solutions. The $15.0 million increase in IoT & Mobile Solutions cost of net revenues over the same period in 2021 is primarily due to higher sales of our second-generation 5G hotspot, and an increase in freight costs, partially offset by a decrease in costs attributable to lower sales of our 4G products.
Enterprise SaaS Solutions. The $5.5 million decrease in Enterprise SaaS Solutions cost of net revenues over to the same period in 2021 is primarily due to a decrease in costs attributable to the Ctrack South Africa divestiture.

Gross profit. Gross profit for the nine months ended September 30, 2022 was $51.1 million, or a gross margin of 26.6%, compared to $57.8 million, or a gross margin of 30.5%, for the same period in 2021. The decrease in gross margin is primarily due to a higher mix of lower-margin 5G product revenue, higher supply chain costs (i.e. freight cost) and a decrease in margin attributable to the Ctrack South Africa divestiture.
The following table summarizes operating costs and expenses (in thousands):

	Nine Months Ended September 30,		Change
Operating costs and expenses	2022	2021	$	%
Research and development	$47,597	$38,954	$8,643	22.2%
Sales and marketing	25,789	29,997	(4,208)	(14.0)%
General and administrative	20,101	22,657	(2,556)	(11.3)%
Amortization of purchased intangible assets	1,319	1,649	(330)	(20.0)%
Impairment of capitalized software	—	1,197	(1,197)	(100.0)%
Total	$94,806	$94,454	$352	0.4%
Research and development expenses. Research and development expenses for the nine months ended September 30, 2022 were $47.6 million, or 24.7% of net revenues, compared to $39.0 million, or 20.6% of net revenues, for the same period in 2021. The increase in expense is primarily due to a net decrease in capitalizable costs as fewer new projects undertaken during the current period, an increase in amortization expense from recently launched projects, and increases in other costs, including costs related to certification and launch of 5G product programs and share-based compensation.
Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2022 were $25.8 million, or 13.4% of net revenues, compared to $30.0 million, or 15.8% of net revenues, for the same period in 2021. The decrease in expense is primarily due to lower payroll costs resulting from the Ctrack South Africa divestiture and a decrease in commission and other sales personnel-related expenses due to headcount reduction, partially offset by an increase in costs related to the marketing of 5G products.
General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2022 were $20.1 million, or 10.4% of net revenues, compared to $22.7 million, or 12.0% of net revenues, for the same period in 2021. The decrease in expense is primarily due to lower payroll costs attributable to the Ctrack South Africa divestiture and decreases in other general and administrative expenses, partially offset by an increase in share-based compensation expense.
Amortization of purchased intangible assets. Amortization of purchased intangible assets for each of the nine months ended September 30, 2022 and 2021 was $1.3 million and $1.6 million, respectively. The decrease in expense is primarily due to certain purchased intangible assets that became fully amortized in the prior year.
Impairment of capitalized software. During the nine months ended September 30, 2021, we recorded a loss of $1.2 million on capitalized software development costs. There was no such expense for the nine months ended September 30, 2022.
The following table summarizes other (expense) income (in thousands):

	Nine Months Ended September 30,		Change
Other (expense) income	2022	2021	$	%
Gain on sale of Ctrack South Africa	$—	$5,262	$(5,262)	100.0%
Loss on debt conversion and extinguishment, net	(450)	(432)	(18)	4.2%
Interest expense, net	(6,621)	(5,178)	(1,443)	27.9%
Other (expense) income, net	(3,145)	291	(3,436)	(1180.8)%
Total	$(10,216)	$(57)	$(10,159)	17822.8%
Gain on sale of Ctrack South Africa. During the nine months ended September 30, 2021, we recorded a gain of $5.3 million related to the sale of Ctrack South Africa. There was no such gain for the same period in 2022.
Interest expense, net. Interest expense, net for each of the nine months ended September 30, 2022 and 2021 was $6.6 million and $5.2 million, respectively. The increase is primarily due to certain debt extinguishment-related adjustments in prior years recorded in the current year period and incremental expense attributable to the Company’s new revolving credit facility.

Other (expense) income, net. Other income (expense), net, for each of the nine months ended September 30, 2022 and 2021 was $3.1 million of expense and $0.3 million of income, respectively. The increase in expense is primarily due to an increase in foreign exchange transaction losses, partially offset by unrealized gains attributable to fair value adjustments on our interest make-whole derivative liability.
The following table summarizes income tax (benefit) provision, net income attributable to noncontrolling interests, and Series E preferred stock dividends (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Income tax (benefit) provision	$(582)	$445	$(1,027)	(230.8)%
Net income attributable to noncontrolling interests	—	(214)	214	(100.0)%
Series E preferred stock dividends	(2,029)	(3,596)	1,567	(43.6)%
Income tax (benefit) provision. The Company’s income tax (benefit) provision was $(0.6) million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively. The tax benefit in 2022 and the tax expense in 2021 were largely driven by foreign currency losses and gains, respectively, at our foreign subsidiaries.
Net income attributable to noncontrolling interests. There was no net income attributable to noncontrolling interests for the nine months ended September 30, 2022, due to the sale of noncontrolling interests as part of the Ctrack South Africa divestiture.
Series E preferred stock dividends. During the nine months ended September 30, 2022, and 2021 we recorded dividends of $2.0 million and $3.6 million, respectively, on our Series E Preferred Stock. The decrease was primarily attributable to a decrease in recurring preferred stock dividends as 10,000 shares of the original 35,000 shares of preferred stock were extinguished in September 2021, resulting in lower accrued preferred stock dividends for the period ended September 30, 2022.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents and availability under our new revolving credit facility. As of September 30, 2022, we had available unrestricted cash and cash equivalents totaling $18.1 million and $14.6 million of excess availability under our revolving credit facility.
We have a history of operating and net losses and overall usage of cash from operating and investing activities. Our management believes that our cash and cash equivalents, together with anticipated cash flows from operations, availability under our secured asset-backed revolving credit facility, and anticipated savings from ongoing cost reduction efforts, will be sufficient to meet our cash flow needs for the next twelve months from the filing date of this report. If events or circumstances occur such that we do not meet our operating plan as expected, or if we become obligated to pay unforeseen expenditures as a result of ongoing litigation, we may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives.
Our liquidity could be compromised if there is any interruption in our business operations, a material failure to satisfy our contractual commitments or a failure to generate revenue from new or existing products. Ultimately, our ability to attain profitability and to generate positive cash flow is dependent upon achieving a level of revenues adequate to support our evolving cost structure and increasing working capital needs. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to raise additional capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses and capital expenditures which could have an adverse impact on our ability to achieve our intended business objectives. There can be no assurance that any required or desired restructuring or financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, Company stockholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of the Company’s common stock. If additional funds are raised by the issuance of debt securities, we may be subject to additional limitations on our operations. Additionally, we are uncertain of the full extent to which the COVID-19 pandemic will impact our business, operations and financial results.
Revolving Credit Facility
On August 5, 2022, the Company entered into a Loan and Security Agreement (the “Credit Agreement”), by and among Siena Lending Group LLC, as lender (“Lender”), Inseego Wireless, Inc., a Delaware corporation (“Inseego Wireless”), and Inseego North America LLC, an Oregon limited liability company, as borrowers (together with Inseego Wireless, the “Borrowers”), and the Company, as guarantor (together with the Borrowers, the “Loan Parties”). The Credit Agreement

establishes a secured asset-backed revolving credit facility which is comprised of a maximum $50 million revolving credit facility (the “Credit Facility”), with a minimum draw of $4.5 million upon execution of the Credit Agreement. The Credit Facility matures on December 31, 2024. Availability under the Credit Facility is determined monthly by a Borrowing Base (as defined in the Credit Agreement) comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. Outstanding amounts exceeding the borrowing base must be repaid immediately. The Borrowers’ obligations under the Credit Agreement are guaranteed by the Company. The Loan Parties’ obligations under the Credit Agreement are secured by a continuing security interest in all property of each Loan Party, subject to certain Excluded Collateral (as defined in the Credit Agreement).
Borrowings under the Credit Facility may take the form of base rate (“Base Rate”) loans or Secured Overnight Financing Rate (“SOFR”) loans. SOFR loans will bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement as the Term SOFR Reference Rate for a tenor of one month on the day) plus the Applicable Margin (as defined in the Credit Agreement), with a Term SOFR floor of 1%. Base Rate loans will bear interest at a rate per annum equal to the Applicable Margin plus the greatest of (a) the per annum rate of interest which is identified as the “Prime Rate” and normally published in the Money Rates section of The Wall Street Journal, (b) the sum of the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5% and (c) 3.50% per annum.
The Applicable Margin varies depending on the average outstanding amount for a preceding month. If the average outstanding amount for a preceding month is less than $15 million, the Applicable Margin will be 2.50% for Base Rate loans and 3.50% for SOFR loans. If the average outstanding amount for a preceding month is between $15 million and $25 million, the Applicable Margin will be 3.00% for Base Rate loans and 4.00% for SOFR loans. If the average outstanding amount for a preceding month is greater than $25 million, the Applicable Margin will be 4.5% for Base Rate loans and 5.50% for SOFR loans.
The Credit Agreement contains a financial covenant whereby the Loan Parties shall not permit the consolidated Liquidity (as defined in the Credit Agreement) to be less than $10 million at any time. The Credit Agreement also contains certain customary covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments. The Company was in compliance with all Credit Agreement covenants as of September 30, 2022.
Upon execution of the Credit Agreement, the Company paid $1.1 million of debt issuance costs. Through September 30, 2022, the Company borrowed an aggregate $9.0 million and repaid an aggregate $4.5 million under the Credit Facility. As of September 30, 2022, the Credit Facility had outstanding borrowings of $4.5 million and a borrowing base of $19.1 million.

2025 Notes
On May 12, 2020, the Company completed its registered public offering of $100.0 million aggregate principal amount of 2025 Notes and issued $80.4 million principal amount of 2025 Notes in the privately negotiated exchange agreements that closed concurrently with the registered offering in May 2020.
As of September 30, 2022 and December 31, 2021, $161.9 million in principal amount of the 2025 Notes were outstanding. Assuming no repurchases or conversions of the 2025 Notes prior to May 1, 2025, the entire principal balance of $161.9 million is due on May 1, 2025. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 3.25%, payable semi-annually in arrears on May 1 and November 1 of each year.
Contractual Obligations and Commitments
The Company typically enters into commitments with its contract manufacturers that require future purchase of goods or services in the three to four quarters following the balance sheet date. Such commitments are considered noncancellable purchase obligations. As of September 30, 2022 and December 31, 2021, future payments under these noncancellable purchase obligations were approximately $104.7 million and $165.8 million, respectively.
There were no material changes in our other contractual obligations during the three and nine months ended September 30, 2022.
Historical Cash Flows

The following table summarizes our unaudited condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(24,703)	$(14,757)
Net cash (used in) provided by investing activities	(10,445)	7,665
Net cash provided by financing activities	1,483	28,979
Effect of exchange rates on cash	1,916	(293)
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,749)	21,594
Cash, cash equivalents and restricted cash, beginning of period	49,812	40,015
Cash, cash equivalents, and restricted cash, end of period	$18,063	$61,609

Operating activities. Net cash used in operating activities was $24.7 million for the nine months ended September 30, 2022, compared to net cash used in operating activities of $14.8 million for the same period in 2021.
Net cash used in operating activities for the nine months ended September 30, 2022 is primarily comprised of a $53.3 million net loss incurred during the period, net cash used for working capital of $12.4 million, as adjusted for a $0.9 million non-cash gain attributable to the fair value adjustment on derivative instruments, partially offset by non-cash charges, including depreciation and amortization of $20.9 million, share-based compensation expense of $15.9 million, and amortization of debt discount and debt issuance costs of $2.5 million.
Net cash used in operating activities for the same period in 2021 is primarily comprised of a $37.2 million net loss, net cash used for working capital of $8.3 million, as adjusted for a $3.4 million non-cash gain attributable to the fair value adjustment on derivative instruments, partially offset by non-cash charges, including depreciation and amortization of $19.1 million and share-based compensation expense of $14.5 million.
Investing activities. Net cash used in investing activities during the nine months ended September 30, 2022 was $10.4 million, compared to net cash provided by investing activities of $7.7 million for the same period in 2021.
Net cash used in investing activities during the nine months ended September 30, 2022 is primarily comprised of $9.2 million of cash outflows related to the development of software in support of our 5G products and services and $1.2 million of property, plant and equipment purchases.
Net cash provided by investing activities during the same period in 2021 is primarily comprised of a $31.5 million of cash inflows related to the sale of Ctrack South Africa, partially offset by $20.6 million of cash outflows related to the development of software in support of our 5G products and services and $4.3 million of property, plant and equipment purchases.
Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2022 was $1.5 million, compared to net cash provided by financing activities of $29.0 million for the same period in 2021.
Net cash provided by financing activities during the nine months ended September 30, 2022 is primarily comprised of $3.4 million of cash inflows (consisting of net borrowings of $4.5 million, net of $1.1 million in debt issuance costs) related to our new revolving credit facility, partially offset by $1.6 million in principal payments for financed assets.
Net cash provided by financing activities for the same period in 2021 is primarily comprised of $29.4 million of net proceeds received from the sale of approximately 1.5 million shares of common stock and $2.4 million of proceeds from stock option exercises and purchases through our employee stock purchase plan, partially offset by $3.1 million in principal payments under finance lease obligations.

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
Interest Rate Risk

2025 Notes and Embedded Derivative
Our total fixed-rate borrowings under the 2025 Notes as of both September 30, 2022 and December 31, 2021 were $161.9 million. We record all of our fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the carrying values that we report for these senior notes on our consolidated financial statements.
The 2025 Notes include an embedded derivative which was marked to fair value at September 30, 2022 and December 31, 2021 of $0.02 million and $0.9 million, respectively. The fair value inputs to the derivative valuation include dividend yield, term, volatility, stock price, and risk-free rate. Consequently we may incur gains and losses on the derivative as changes occur in the stock price, volatility, and risk-free rate at each reporting period. Additional details regarding our 2025 Notes and the embedded derivative are included in Item I Part 1 Note 3. Fair Value Measurement of Assets and Liabilities and Note 4. Debt in this Quarterly Report on Form 10-Q.
Revolving Credit Facility
We are exposed to interest rate risk associated with fluctuations in interest rates on our revolving credit facility. As of September 30, 2022, assuming our revolving credit facility was fully drawn up to the $19.1 million borrowing base, a 1% increase in interest rates would result in a $0.2 million change in annualized interest expense.
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
For the three and nine months ended September 30, 2022, sales denominated in foreign currencies were approximately 22.0% and 17.2% of total revenue. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the U.S. and to a lesser extent in Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign functional currencies consist of the pound sterling, Euro, and Australian Dollar (collectively, the “Foreign Functional Currencies”). For the three and nine months ended September 30, 2022, a hypothetical 10% change in Foreign Functional Currency exchange rates would have increased or decreased our revenue by approximately $1.5 million and $3.3 million, respectively. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.
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
As required by Rule 13a-15(b) promulgated under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item  1.    Legal Proceedings.
The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. We are currently not party to any litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material and adverse effect on our business, financial position or results of operations.
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

10.1	Amended Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38358), filed on August 9, 2022).
10.2
Amended and Restated Inseego Corp. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38358), filed on August 9, 2022).

10.3
Loan and Security Agreement, dated as of August 5, 2022, among Siena Lending Group LLC (as Lender), Inseego Wireless, Inc., and Inseego North America LLC (as Borrowers), and Inseego Corp. (as Guarantor).

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

Date: November 3, 2022	Inseego Corp.

	By:	/s/ ASHISH SHARMA
Ashish Sharma
Chief Executive Officer

By:	/s/ ROBERT G. BARBIERI
Robert G. Barbieri
Chief Financial Officer