Form 10-K
period 2022-12-31
INSEEGO CORP.
filed 2023-03-03
CIK 1022652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issue its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2022, as reported by The Nasdaq Global Select Market, was approximately $152.9 million. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The registrant does not have any non-voting common stock outstanding.
The number of shares of the registrant’s common stock outstanding as of February 24, 2023 was 108,476,337.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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
•the impact of geopolitical instability on our business, including the current conflict between Russia and Ukraine;
•the emergence of global public health emergencies, such as the outbreak of the 2019 novel coronavirus (2019-nCoV), known as “COVID-19”, which could extend lead times in our supply chain and lengthen sales cycles with our customers;

•direct and indirect effects of COVID-19 on our employees, customers and supply chain and the economy and financial markets;
•the impact of high rates of inflation and rising interest rates;
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

PART I
Item 1.    Business
Overview
Inseego Corp. is a leader in the design and development of cloud-managed 5G wireless wide area network (WWAN) and intelligent edge solution. Our portfolio is comprised of secure, high-performance, cloud-managed fixed and mobile WWAN modems, routers, and gateways; enterprise networking software-defined edge (“SD EDGE”) solutions powered by our 5G WWAN portfolio that secures and prioritizes corporate network traffic; and intelligent edge and telematics solutions with built-in artificial intelligence (“AI”) technology, created to improve business outcomes. All of these products and solutions are designed and developed in the U.S. and are used in mission-critical applications requiring the highest levels of security and zero unscheduled downtime. These solutions support business applications such as enterprise networking, software-defined wide area network (“SD-WAN”) failover management, asset tracking, edge computing and artificial intelligence, fleet management, and other services.
Inseego has been at the forefront of the ways in which the world stays connected and accesses information, protects, and derives intelligence from that information. With multiple first-to-market innovations across a number of wireless technologies, including 5G, and a strong and growing portfolio of hardware and software innovations for enterprise solutions, Inseego has been advancing technology and driving industry transformations for over 30 years. It is this proven expertise, commitment to quality, obsession with innovation and relentless focus on execution that makes us a preferred global partner of service providers, distributors, value-added resellers, system integrators, and enterprises worldwide.
Inseego Corp. is a Delaware corporation formed in 2016 as the successor to Novatel Wireless, Inc., a Delaware corporation formed in 1996, resulting from an internal reorganization that was completed in November 2016. Our principal executive office as well as our corporate offices are located at 9710 Scranton Road, Suite 200, San Diego, CA 92121, and our sales and engineering offices are located throughout the world. Inseego’s common stock trades on The NASDAQ Global Select Market under the trading symbol “INSG”.
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
We are working with leading global service providers and enterprises in the mobile and 5G fixed wireless access (“FWA”) ecosystems to further develop, commercialize and accelerate the availability of 5G-based solutions, which represent the next generation of mobile technology. 5G enables intelligent connectivity and is a catalyst for innovation and acceleration of the fourth industrial revolution across a wide range of vertical markets, including manufacturing, agriculture, utilities, industrial automation, retail, education, government, and healthcare.
5G addresses the constraints of 4G LTE technology with wider spectrum bandwidths, multi-gigabit speeds, and ultra-reliable low latency, in addition to other advancements. As the fifth-generation wireless broadband technology, 5G is based on the Release 15 standard defined by the Generation Partnership Project (“3GPP”), an international consortium responsible for the development of mobile standards. The key operating ranges for the 5G spectrum globally are in the sub-6 GHz (below 6 GHz), and millimeter wave (28 GHz and 39 GHz) bands, with speed offerings greater than 1 Gigabit (“Gb”) per second and sub-millisecond latency, providing better coverage and signaling efficiency.
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
The development of these new services and applications results in a growing demand for high-speed data, increased capacity, and low latency requirements which are key factors contributing to the accelerated growth and roll-out of 5G networks. 4G LTE is expected to continue to operate alongside 5G as a major part of the wireless ecosystem. Based on industry reports, such as the Global System for Mobile Communications Association (“GSMA”) Intelligence’s report The Mobile Economy, and the biannual Ericsson Mobility Report we believe that 4G and 5G networks will coexist and remain complementary for many years. This means that operators will be able to service a significant share of the data traffic on 4G networks, leaving 5G with the dual remit of absorbing overflow capacity and underpinning consumer and enterprise services that require higher speeds and/or lower latency. As such, most 5G devices are expected to include multimode support for 4G and Wi-Fi, enabling service continuity where 5G has yet to be deployed and simultaneous connectivity across 4G and Wi-Fi technologies, while also allowing mobile operators to utilize current 5G network deployments. At the same time, 4G is expected to continue to evolve in parallel with the development of 5G and become fundamental to many of the key 5G technologies, such as support for unlicensed spectrum, gigabit LTE user data rates (currently available from Inseego) and cellular IoT with connectivity designed to meet the needs of ultra-low-power and low-cost applications.
Further, based on reports from analyst firms including GSMA Intelligence and IoT Analytics, we expect that the number of IoT connections could grow to 27 billion by 2025, of which cellular-based IoT connections could reach 4 billion. By 2025, global 4G connections will reach just under 55% of total connections. Meanwhile, 5G migration is gaining pace. According to Ericsson’s Mobility Report, November 2022 Edition, the rise of 5G has outpaced 4G within the first years of deployment. By the end of 2028, over five billion 5G subscriptions are forecast globally, which would account for 55 percent of all mobile subscriptions. 5G subscription uptake has been faster than that of 4G, following the launch of 4G in 2009, with 5G expected to reach one billion subscriptions two years sooner than with the 4G launch. 4G is now declining rapidly in many markets and is expected to fall behind 5G in terms of adoption for the first time in 2023.
Based on reports, we believe that 5G will bring a number of enhanced benefits not available using 4G networks, including providing networks with massive numbers of IoT devices and wireless edge technologies with differing speed, bandwidth and quality of service demands for use cases including manufacturing, augmented and virtual reality, and video AI, and networking. We are increasingly diversifying our business as this 5G opportunity comes into realization and our addressable market expands.
The adoption of 5G and the cloud continues to grow as companies across a wide range of industries are leveraging digital transformation technologies to increase efficiency, gain better customer insights, facilitate compliance and build new business models. This growth is expanding broadly, and adoption is particularly strong in the telematics and transportation industries and in industrial IoT markets such as smart city infrastructure, utilities, energy management, retail and manufacturing. We are building intelligent edge capabilities by leveraging business models that monetize usage on most major carrier networks. We have developed solutions that address key market needs for asset tracking applications, telematics, SD-WAN failover management, retail, remote work, remote monitoring and various other automation applications. In addition, our cloud solutions can turn the data that our solutions provide into actionable insights for our customers so they can develop new services and create revenue growth.
Our Strategy
Our objective is to be a leader in high performance 5G fixed, mobile, and IIoT device-to-cloud solutions for large enterprise verticals, service providers and small and medium-sized businesses around the globe. We will meet this objective through innovations we are driving in IIoT, fixed, mobile and SaaS technologies. In furtherance of that objective, we will continue to focus on developing mission critical enterprise applications, such as mobile and fixed broadband, industrial IoT, SD-WAN failover management, asset tracking and fleet management services. Our solutions will be powered by our key innovations in 5G WWAN, purpose-built SaaS platforms for the enterprise and advanced wireless technologies.
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
•Expand our 5G WWAN solutions portfolio by leveraging our core mobile technologies and platforms. We intend to expand our 5G WWAN solutions portfolio with 5G device-cloud-managed solutions for the enterprise in North America, Australia, and targeted international markets that include edge devices based on the latest mobile technologies and cloud solutions.
•Aggressively expand our go-to-market offerings through sales and marketing expansion, channel development and strategic partnerships. We intend to expand our go-to-market 5G WWAN cloud-managed offerings in North America, Australia, and targeted international markets.
•Improve SaaS solution penetration. Through our telematics and asset tracking platform solutions, we provide customers in our current target markets throughout Europe, the United Kingdom, Australia and New Zealand with actionable insights and workflow efficiencies with highly secure intelligent device-to-cloud platforms. We also intend to roll out our cloud-based SaaS portfolio with enhancements in the areas of device management and security in our target markets, and we continue to offer the subscription management solution in North America.

•Increase the value of our offerings. As we seek to capitalize on potential growth opportunities, we continue to develop cutting edge fixed, mobile and cloud solutions, with specific focus on end-to-end solutions that enable the best connected experiences for our customers. In addition, our complete portfolio of advanced 4G and 5G solutions opens us up to larger worldwide potential markets. Finally, continued investment within both edge devices and cloud platform solutions in predictive analytics, machine learning, and edge intelligence should expand our market opportunities.
Our Sources of Revenue
We provide intelligent, cloud-managed wireless 4G and 5G hardware products for the worldwide mobile communications and IIoT markets. Our hardware products address multiple vertical markets including private LTE/5G networks, the First Responders Network Authority/Firstnet, SD-WAN, telematics, remote monitoring and surveillance, and fixed wireless access and mobile broadband devices. Our broad range of products principally includes intelligent 4G and 5G fixed wireless routers and gateways, mobile hotspots, wireless gateways and routers for IIoT applications, Gb speed 4G LTE hotspots and USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights and configure/manage their hardware remotely. Our products currently operate on most major global cellular wireless networks. Our mobile hotspots sold under the MiFi brand have been sold to millions of end users, and provide subscribers with secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. Our wireless standalone and USB modems and gateways allow us to address the rapidly growing and underpenetrated IoT market segments. Our telematics and mobile asset tracking hardware devices collect and control critical vehicle data and driver behaviors, and can reliably deliver that information to the cloud, all managed by our services enablement platforms.
Our MiFi customer base is comprised of wireless operators to whom we provide intelligent fixed and mobile wireless devices. These wireless operators include Verizon Wireless, T-Mobile and U.S. Cellular in the United States, Rogers and Telus in Canada, Telstra in Australia, as well as other international wireless operators, distributors and various companies in other vertical markets and geographies.
We sell our 5G WWAN solutions, integrated telematics and mobile tracking hardware devices through our direct sales force, value-added resellers and through distributors. The customer base for our products is comprised of transportation companies, industrial enterprises, retailers, manufacturers, application service providers, system integrators and distributors in various industries, including fleet and vehicle transportation, aviation ground service management, energy and industrial automation, security and safety, medical monitoring and government. Integrated telematics and asset tracking devices are provided as part of our integrated SaaS solutions.
We sell SaaS, software and services solutions across multiple vertical markets, including fleet management, vehicle telematics, stolen vehicle recovery, asset tracking, monitoring, business connectivity and subscription management. Our SaaS delivery platforms include our telematics and asset tracking and management platforms, which provide fleet, vehicle, aviation, municipalities, healthcare, utilities asset and other telematics applications. Our SaaS platforms are device-agnostic and provide a standardized, scalable way to order, connect and manage remote assets and to improve business operations. The platforms are flexible and support both on-premise server or cloud-based deployments and are the basis for the delivery of a wide range of IoT services in multiple industries.
We classify our revenues from the sale of our products and services into two distinct groupings, specifically IoT & Mobile Solutions and Enterprise SaaS Solutions. Both IoT & Mobile Solutions and Enterprise SaaS Solutions revenues include any hardware and software required for the respective solution.
For the years ended December 31, 2022, 2021 and 2020, our total net revenues were $245.3 million, $262.4 million and $313.8 million, respectively.
Our Business
IoT and Mobile Solutions
Our 4G and 5G WWAN business focuses on addressing applications for a variety of enterprise verticals. These applications include, among others, smart city infrastructure management, remote monitoring and control, SD-WAN failover and enterprise connectivity. Our Skyus branded wireless gateways, routers and modems serve as connectivity solutions for the rapidly growing and underpenetrated IoT market segments. Worldwide IoT spending is expected to increase at a 20% compound annual growth rate between 2022 and 2027 (as reported by IoT Analytics, 2023). With many enterprise customers using our solutions, we believe that we already have a solid footing in this market. We are continuing to invest and grow our product portfolio to realize the opportunities in the growing IoT market.
Our 4G and 5G WWAN business has been driving advanced mobile technologies for a multitude of consumer and enterprise applications for over 20 years. In the 2000s, Inseego invented mobile hotspots sold under the MiFi brand. During the

2010s, Inseego was a leader in the 4G mobile hotspot market—delivering the highest 4G mobile hotspot performance in the market. In 2019, Inseego developed and produced the world’s first 5G mobile hotspot. In 2022, we launched our fourth generation 5G mobile hotspot with Telstra, Verizon, and T-Mobile.
Our 4G and 5G WWAN business product portfolio consists of intelligent mobile broadband solutions, HD quality VoLTE products, residential 4G gateways and an advanced 5G portfolio of mobile and fixed wireless products. Our mobile broadband solutions, sold under the MiFi brand, are actively used by millions of end users annually to provide secure and convenient high-speed access to corporate, public and personal information through the Internet and enterprise networks. The introduction of 5G technology is rapidly expanding new enterprise and consumer market use cases and opportunities, including residential broadband gateways, industrial automation, massive machine connectivity and autonomous vehicles. We believe we are strategically well placed to realize the opportunity for 5G and we are focused on developing a comprehensive portfolio of 5G products for fixed and mobile wireless applications.
Our cloud offering includes Inseego Connect for device management, Inseego SubscribeTM which helps organizations manage the selection, deployment and spend of their customer’s wireless assets, helping them save money on personnel and telecom expenses and 5G SD EDGE enterprise networking.
Telematics and Asset Tracking Business Intelligence-Business/Enterprise SaaS Solutions
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
Following the Ctrack Transaction, we continue to provide telematics solutions under the Inseego brand in the rest of the world including in Europe, the United Kingdom and Australia. With more than 30 years of experience, we are recognized as a leading global provider of advanced fleet management telematics and asset tracking solutions that add value to a global base of customers. We design, develop and sell a robust range of asset management and monitoring systems using GPS satellite positioning, advanced cellular communications and advanced sensory technologies. The result is innovative solutions ranging from basic track-and-trace, with stolen vehicle response services, to complete integrated enterprise-level solutions for large fleet owners across the globe.
We believe that our continued emphasis on development of next-generation products keeps Inseego telematics ahead of the market, meeting demands for value-added, flexible, feature-rich and cost-effective technology across multiple market verticals. Our solutions, coupled with a proven track record in the successful implementation and support of projects of all sizes worldwide, provide Inseego with a competitive edge with respect to attracting and retaining customers.
Sales and Marketing
We engage in a wide variety of sales and marketing activities, driving market leadership and global demand through integrated marketing campaigns. This includes product marketing, corporate communications, brand marketing and demand generation.
Competition
The market for our mobile, 5G WWAN and asset tracking/telematics services and solutions is rapidly evolving and highly competitive. It is likely to continue to be affected by new product introductions and industry participants.
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
•IoT solution providers, such as Cradlepoint, Cisco, and Sierra Wireless; and
•Customer experience software solutions and services providers, such as Cisco.
As the market for our solutions and services expands, other entrants may seek to compete with us either directly or indirectly.
Research and Development
Our research and development efforts are focused on developing innovative fixed and mobile devices, including IoT and advanced gateway solutions in both the 4G LTE and 5G markets, and for device management, cloud enterprise networking, edge computing and telematics solutions and services, while improving the functionality, design and performance of our current products and solutions.
We intend to continue to identify and respond to our customers’ needs by introducing new SaaS, 5G WWAN and mobile solutions and product designs that meet the needs of the market and our customers, with an emphasis on creating next generation wireless product platforms targeting mass market initiatives in high growth verticals and technologies such as 5G NR and easy-to-use products and services that enable customers to connect, track, and manage their business systems and assets.
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
Intellectual Property
Our solutions rely on and benefit from our portfolio of intellectual property, including patents and trademarks. We currently own 44 patents and have 18 patent applications pending. The patents that we currently own will expire at various times between 2023 and 2041.
We, along with our subsidiaries, also hold a number of trademarks or registered trademarks including “Inseego”, “Inseego Subscribe”, “Inseego Manage”, “Inseego Secure”, “Inseego Vision”, the Inseego logo, “MiFi”, “MiFi Intelligent Mobile Hotspot”, “Wavemaker” and “Skyus”.
Key Partners and Customers
We have strategic technology, development and marketing relationships with several of our customers and partners. Our strong customer and partner relationships provide us with the opportunity to expand our market reach and sales. We partner with leading OEMs, wireless telecom service providers, and value-added resellers and distributors which allows us to offer customers integrated and holistic solutions. Our telematics platform uses leading cellular providers such as Vodafone, Telstra and Optus to ensure the optimal real-time visibility of tracked vehicles and systems, supported by accurate and sophisticated mapping services such as the HERE Open Location Platform.
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
A significant portion of our revenue during the year ended December 31, 2022 came from two customers, Verizon and T-Mobile, which together represented approximately 67.3% of our total revenues for the year ended December 31, 2022. It is our intention to continue to diversify our customer base.

Manufacturing and Operations
The hardware used in our solutions is produced by contract manufacturers. Our primary contract manufacturers include Hon Hai Precision Industry Co., Ltd. (“Foxconn”) and Inventec Appliance Corporation (“IAC”), each of whom manufactures our product outside of mainland China. Under our manufacturing agreements, such contract manufacturers provide us with services including component procurement, product manufacturing, final assembly, testing, quality control and fulfillment. These contract manufacturers are located in Asia and are able to produce our products using modern state-of-the-art equipment and facilities with relatively low-cost labor.
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
Employees
At December 31, 2022, we had 411 employees of which 391 were full-time employees. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.
Cybersecurity
In the normal course of business, we may collect and store personal information and certain sensitive Company information, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party information and employee information. To protect this information, our existing cybersecurity policies require monitoring and detection programs, network security measures, encryption of critical data, and security assessment of vendors. We perform cyber-incident simulations and tabletop exercises to help with our overall risk-preparedness. We maintain various protections designed to safeguard against cyberattacks, including firewalls and virus detection software. We have established and test our disaster recovery plan and we protect against business interruption by backing up our major systems. Additionally, we routinely scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess the effectiveness of our data security practices. Our internal security team makes continuous efforts to prevent and mitigate cyber-attacks. We continue to make significant investments in security and maintain insurance that includes cybersecurity coverage.
Our cybersecurity program is led by our Director of Information Security and Privacy. The program incorporates industry-standard frameworks, policies and practices designed to protect the privacy and security of our sensitive information. Our cybersecurity team provides regular, timely updates to the Board of Directors on information security and cybersecurity matters, as needed. Our Security Council, has oversight responsibility for our data security practices and we believe the committee has the requisite skills and visibility into the design and operation of our data security practices to fulfill this responsibility effectively.
Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.
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

Diversity & Inclusion: Our people are our most important asset. At Inseego, we embrace an inclusive culture because good ideas come from everywhere. Diversity comes in all forms, from different backgrounds and experiences to different perspectives and skill sets. It is this diversity that fuels innovation. It is this common passion to innovate that makes Inseego an equal opportunity employer. Inseego does not unlawfully discriminate in any employment decisions, including hiring, compensation, promotion, discipline, or termination on the basis of race, religion, color, national origin, sex, sexual orientation, gender identity, age, protected veteran status or disability. Inseego is also committed to providing reasonable accommodations to qualified individuals with disabilities and individuals with sincerely held religious beliefs and practices.
Talent: We believe that talent is key to our success. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees. Our company size and culture allows employees to build and expand their skill set in ways that will enrich their careers. Our goal setting and performance evaluation process enables the company to focus on accelerating development for those who are top performers and strengthening the talent pipeline.
Work Life Balance: We believe that it is important to provide Work Life Harmony and our practices can vary globally. In the U.S., employees have Friday ‘summer hours’ where two hours in the afternoon are blocked from meetings to ensure that there is “work” and “think” time. This time can be used to catch up on tasks, conduct a review of the past week, and plan for the following week. Inseego has a flexible time off policy that does not limit employee time off to fixed accruals for exempt employees in the U.S. This program gives team members the flexibility to take time off that makes sense for them and frees employees from the confines of traditional accrued time off policies. We also encourage flexibility and balance by embracing remote and hybrid work whenever possible.
Employee Health and Wellness: As the success of our business is fundamentally connected to the well-being of our employees, we are committed to their health, safety and wellness. We provide our employees and their families with access to convenient health and wellness programs. These programs include benefits that provide protection and security to help give our employees peace of mind concerning events that may require time away from work or that may impact their financial well-being. We offer choice where possible so employees can customize their benefits to meet their needs and the needs of their families. We also sponsor various Health & Wellness Initiatives in the U.S. to help employees find ways to create more balance in their lives.
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
•Failure to maintain the security of our information and technology networks, including information relating to our customers and employees and access to our asset and fleet management and telemetry solutions, could adversely affect us.
•Our business may be adversely affected by unfavorable macroeconomic conditions
Risks Related to International Operations
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
•the impact of worldwide economic, industry, and market conditions, including disruptions in financial markets and the deterioration of the underlying economic conditions in some countries, rises in inflation and interest rates, and those conditions specific to Internet usage and online businesses;
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
•changes in laws and regulations affecting our business; and
•the provision of fleet management solutions or asset management solutions from cellular carrier-controlled or OEM-controlled channels from which Inseego may be excluded.
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
We have reported net losses in each of the last six fiscal years, and we cannot predict when we will become profitable or if such profitability can be sustained. We expect to continue making significant expenditures to develop and expand our business.

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
Growth of the 5G market and its emerging standards, including the newly defined 5G NR standard, is accelerating and we believe that we are at the forefront of this newly emerging standard and already have a solid footing in this growing market. However, this market may not see as much growth as we expect or this growth may take longer to materialize than we expect which could delay important commercial network launches. Even if the market does materialize at the rapid pace that we are expecting, we may have difficulties meeting aggressive timing expectations of our current customers and getting our target products to market on time to meet the demands of our target customers. The 5G market requires us to design routers and antennas that meet certain technical specifications. While we launched our fourth generation mobile hotspot in 2022, we may have difficulties meeting the market and any further technical specifications and timelines. Additionally, our target customers have no guarantee that the configurations of their respective target products will be successful or that they can reach the appropriate target client base to provide a positive return on the research and development investments we are making in the 5G market. While we believe that 5G technology will provide expanded use cases and opportunities and that we are strategically placed to realize these opportunities, the development of our products and our portfolio may not prove to be as successful as we expect. Furthermore, we are pursuing 5G opportunities in the United States and abroad. 5G markets outside of the United States will develop at different rates and we will encounter these challenges to varying degrees in different countries. Failure to manage challenges related to 5G markets and opportunities could have a material adverse effect on our financial condition and results of operations.
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
During the second quarter of 2020, we issued $180.4 million of 3.25% convertible senior notes due 2025 (the “2025 Notes”) and used a portion of the proceeds to repay our previous term loan in full and retire the 5.5% convertible senior notes due 2022 (the “2022 Notes” formerly referred to as the “Inseego Notes”). The principal amount of 2025 Notes outstanding at December 31, 2022 is $161.9 million. Further, on August 5, 2022, we entered into a Loan and Security Agreement (the “Credit Agreement”) by and among Siena Lending Group LLC, as lender, the borrower parties thereto and the Company, as guarantor, which established a $50 million revolving credit facility (the “Credit Facility”). As of December 31, 2022, the Credit Facility had outstanding borrowings of $7.9 million, gross borrowing base of $15.7 million and availability of $7.8 million.
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
We are required to comply with certain financial and other covenants under our Credit Agreement and, if we fail to meet those covenants or otherwise suffer a default thereunder, our lender may accelerate the payment of such obligations.

The Credit Agreement contains various covenants, restrictions and events of default. Among other things, these provisions require us to maintain a certain level of consolidated liquidity and impose certain limits on our ability to engage in certain activities. The restrictions in the Credit Agreement impose operating and financial restrictions on us and may limit our ability to compete effectively, take advantage of new business opportunities or take other actions that may be in our, or our shareholders’, best interests. Further, various risks and uncertainties may impact our ability to comply with our obligations under the Credit Agreement. Our obligations under the Credit Agreement are secured by a continuing security interest in all property (other than certain excluded collateral) of the Company and each of the borrower parties.

Our inability to comply with any of the provisions of the Credit Agreement could result in a default under it. If such a default occurs, the lender may elect to (a) terminate all or any portion of its commitments without prior notice, (b) demand payment in full of all or any portion of our obligations under the Credit Facility, along with an early payment/termination premium and (c) demand that the letters of credit be cash collateralized. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Uncertainties relating to recent changes in our management team may adversely affect our operations.
Over the last three years, we have experienced significant turnover and additions to our senior management. While we are currently engaged in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to the lack of management continuity, including diversion of management attention from business concerns, failure to retain other key personnel or inability to hire new key personnel. These risks and uncertainties could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships.
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
Our products compete with a variety of solutions, including other wireless modems and mobile hotspots, wireless handsets, wireless handheld computing devices, IoT wireless solutions and enterprise software solutions. Our current competitors include:
•fleet management SaaS and services providers, such as Verizon Connect, Masternaut, MiX Telematics and Cartrack;
•mobile hotspot providers, such as NETGEAR, Franklin Wireless, Sierra Wireless, Nokia, TCL, ZTE and Huawei;
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
The developing market for FWA devices is very competitive. In addition to other challenges, our fixed wireless access gateway products compete against similar products offered by mature companies, including Samsung, Ericsson, Nokia and Wistron NeWeb Corporation. Failure to manage these challenges, or failure of our fixed wireless access business to grow to become successful and profitable, could have a material adverse effect on our financial condition and results of operations.
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
As a result of the significant revenues associated with our MiFi business, sales to Verizon Wireless and T-Mobile collectively accounted for 67%, 70% and 55% of our consolidated net revenues for each of the years ended December 31, 2022, 2021 and 2020, respectively. While we have accelerated our engagements with prospective new MiFi customers and continue to focus on growing revenue in other parts of our business, we expect that Verizon Wireless and T-Mobile will continue to account for a substantial portion of our net revenues, and any impairment of our relationship with Verizon Wireless or T-Mobile would adversely affect our business. Additionally, any change in the forecasted or actual product sell-through of Verizon Wireless or T-Mobile could have a detrimental impact on our revenue, bottom line and cash position.
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
We currently outsource the manufacturing of many of our products to companies including Foxconn and AsiaTelco Technologies Co. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or rejected or our customers could consequently elect to change product demand or cancel the underlying subscription or service. These disruptions would negatively impact our revenues, competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of products used in our services and solutions may be harmed. None of our third-party manufacturers are obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order that we have submitted to, and that has been accepted by, such third-party manufacturer. Our third-party manufacturers could, under some circumstances, decline to accept new purchase orders from us or otherwise reduce their business with us. If a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost-effective basis, which would adversely impact our operations. In addition, we generally do not enter into long-term contracts with our manufacturers. As a result, we are subject to price increases due to availability, and subsequent price volatility, in the marketplace of the components and materials needed to manufacture our products. If a third-party manufacturer were to negatively change the product pricing and other terms under which it agrees to manufacture for us and we were unable to locate a suitable alternative manufacturer, our manufacturing costs could increase.
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
Our business may be adversely affected by unfavorable macroeconomic conditions
Our business, our results of operations and our financial condition could be adversely affected by various macroeconomic factors and the current and future conditions in the global financial markets. The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising interest rates, inflation, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price.

In addition, these macroeconomic factors could affect the ability of our current or potential future third-party manufacturers or sole source suppliers to remain in business, or otherwise maintain our manufacturing or supply demands, which could result in potential supply chain disruptions. This, along with any of the foregoing factors, could impact our financial conditions, results of operations and cash flows. We cannot anticipate all of the ways in which the current and future economic climate and financial market conditions could adversely impact our business.
Our business is subject to risks arising from epidemic diseases, such as the recent COVID-19 pandemic.
The COVID-19 pandemic continues to impact worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, manufacturers, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 pandemic, or any other outbreak of an epidemic disease, impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
Prolonged impacts of COVID-19 could result in delays in payment by customers, the speed of regulatory approvals such as Federal Communications Commission (FCC) and other licenses that are needed for releases of new products, and delays in new 5G network rollouts. Accordingly, recent growth in our business particularly during the onset of the COVID-19 pandemic, may not continue into the future, and you should not rely on our revenue or key business metrics for any previous quarterly or annual period as an indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods.
Supply chain disruptions due to factory shutdowns and logistics congestion have improved considerably over the past year. Lead times for raw material have also improved from their peak during the pandemic. While freight costs have declined considerably from their peak during the pandemic, they still remain elevated compared to pre-pandemic levels. Direct labor costs have increased as a result of inflation over the past year, and we do not expect to see a decline from current levels. As restrictions in China have been relaxed, we are experiencing more predictability in the flow of raw material from suppliers there. Should COVID-19 re-emerge in China or other geographies where raw material is sourced and restrictions reimposed, this could result in delays or disruptions in the supply of our products and could impact our ability to meet customer demand. If we are not able to implement alternatives or other mitigations with respect to suppliers that may have potential delivery impacts due to COVID-19, our sales and financial results could be adversely impacted.
The continuing effects of COVID-19 have increased competition for qualified personnel in the industries in which we operate. Additionally, changes we make to our current and future work environments may not meet the needs or expectations of our employees or may be perceived as less favorable compared to other companies’ policies, which could negatively impact our ability to hire and retain qualified personnel.
Further, to the extent the COVID-19 pandemic or any other outbreak of an epidemic disease adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.
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
•the escalation or continuation of armed conflict, hostilities or economic sanctions between countries or regions, including the current conflict between Russia and Ukraine;
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
In August 2022, the Inflation Reduction Act of 2022 was signed into law which includes provisions that will impact the U.S. federal income taxation of corporations. Among other items, this legislation includes provisions that will impose a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. It is unclear how this legislation will be implemented by the U.S. Department of the Treasury and we cannot predict how this legislation or any future changes in tax laws might affect us or purchasers of our securities.
The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.
There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.
In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

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
Failure to meet the continued listing requirements of The NASDAQ Global Select Market, could result in delisting of our common stock, which in turn would negatively affect the price of our common stock and limit investors’ ability to trade in our common stock.
Our common stock trades on The NASDAQ Global Select Market. The standards for continued listing on The NASDAQ Global Select Market include, among other things, that the minimum closing bid price for the listed securities not fall below $1.00 for a period in excess of thirty consecutive business days. During the months of December 2022, January 2023 and February 2023, our common stock periodically traded at levels below $1.00 per share, but never for thirty consecutive days. At February 24, 2023, the closing bid price of our common stock was $0.88.
If the closing bid price of our common stock were to fail to meet the minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of The NASDAQ Global Select Market and we are unable to regain compliance, there may be a determination to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. If our common stock is delisted from The NASDAQ Global Select Market, we could face significant material adverse consequences, including:
•limited availability of market quotations for our common stock;
•reduced liquidity with respect to our common stock;
•a determination that our shares of common stock are a “penny stock” which would require broker-dealers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•a limited amount of news and analyst coverage for our company; and
•a limited ability to issue additional securities or obtain additional financing in the future.
In the event of a delisting notification, we anticipate that we would take actions to restore our compliance with the requirements for continued listing on The NASDAQ Global Select Market, such as stabilize our market price, improve the liquidity of our common stock, prevent our common stock from dropping below such exchange’s minimum bid price requirement, or prevent future non-compliance with such exchange’s listing requirements, but there is no guarantee that our actions would be successful.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
At December 31, 2022, the Company had U.S. federal net operating loss carryforwards (“NOLs”) related to tax years 2020 and prior of approximately $417.2 million. Approximately $110.0 million of these NOLs have no expiration date. The remainder began to expire in 2023, unless previously utilized. Some of these NOLs may be limited by either past or future changes in control events. The Company had California NOLs at December 31, 2022 of approximately $62.0 million, which begin to expire in 2028, unless previously utilized, and foreign NOLs for its active foreign subsidiaries of approximately $22.7 million, which generally have no expiration date. At December 31, 2022, the Company had federal research and development tax credit carryforwards of approximately $15.9 million, which begin to expire in 2026, unless previously utilized, and California research and development tax credit carryforwards of approximately $17.4 million, which have no expiration date. It is possible that we will not generate taxable income in time to use these NOLs before their expiration and additional NOLs will expire unused.

Under legislative changes made in December 2017, as modified by federal tax law changes enacted in March 2020, U.S. federal net operating losses incurred in tax years beginning after December 31, 2017 and in future years may be carried forward indefinitely, but, for tax years beginning after December 31, 2020, the deductibility of such net operating losses is limited. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed a Section 382 review and have determined that none of the operating losses will expire solely due to Section 382 limitation(s). However, we may experience ownership changes in the future as a result of future shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations.
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
The 2025 Notes are currently convertible at the option of the holders at any time until close of business on the business day immediately preceding the maturity date. The 2025 Notes are convertible into shares of the Company’s common stock at a conversion rate of 79.2896 shares of common stock per $1,000 principal amount of 2025 Notes (which is equivalent to an initial conversion price of $12.61 per share of common stock). The conversion rate is subject to adjustment if certain events occur, but in no event will the conversion rate exceed 95.1474 shares of common stock per $1,000 principal amount of 2025 Notes (which is equivalent to a conversion price of $10.51 per share of common stock). Holders of the 2025 Notes who convert may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in, at our election, either cash or shares of common stock. Approximately $18.5 million of 2025 Notes have been converted as of December 31, 2022. If additional holders of the 2025 Notes elect to convert their 2025 Notes into common stock, or if we elect to settle any interest make-whole payments due upon conversion of the 2025 Notes with shares of common stock, this may cause significant dilution to our existing stockholders. Any sales in the public market of the common stock issued upon such conversion could adversely affect prevailing market prices of our common stock. If we do elect to settle any interest make-whole payments due upon conversion of the 2025 Notes with cash, such payments could adversely affect our liquidity.
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
As of December 31, 2022, North Sound Trading, L.P. and Golden Harbor Ltd. (together the “Investors”) and their affiliates own an aggregate of approximately 31.1% of the outstanding shares of our common stock. The Investors and their affiliates also hold approximately $80.4 million of the 2025 Notes (49.7% of the outstanding principal amount). The Indenture relating to the 2025 Notes includes a Section 382 conversion blocker that may prevent the Investors from converting their 2025 Notes unless they receive the prior written approval of our Board of Directors. Assuming the conversion of the 2025 Notes owned by the Investors and their affiliates and the exercise of the warrants also owned by the Investors and their affiliates, the Investors and their affiliates would own approximately 31.4% of the outstanding shares of our common stock. As a result, the Investors have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.
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
As of December 31, 2022, there were 25,000 shares of Series E Fixed-Rate Cumulative Perpetual Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”) outstanding with an aggregate liquidation preference of $25 million. The Series E Preferred Stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holders of common stock or any other junior securities, the Series E Base Amount (as defined below) in Note 8. Preferred Stock and Common Stock in the Notes to the Consolidated Financial Statements) plus (without duplication) any accrued and unpaid dividends. In the future, we may offer additional shares of Series E Preferred Stock or other equity, equity-linked or debt securities, which may have rights, preferences or privileges senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.
We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of our debt agreements and any future debt agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Our restated certificate of incorporation and restated bylaws and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our restated certificate of incorporation and restated bylaws contain provisions that could delay or prevent a change in control of us. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include: providing for a classified board of directors with staggered, three-year terms; authorizing the board of directors to issue, without stockholder approval, preferred stock with rights senior to those of our common stock; providing that vacancies on our board of directors be filled by appointment by the board of directors; prohibiting stockholder action by written consent; requiring that certain litigation must be brought in Delaware; limiting the persons who may call special meetings of stockholders; and requiring advance notification of stockholder nominations and proposals. In addition, we are subject to Section 203 of the Delaware General Corporation Law which may prohibit large stockholders, in particular those owning fifteen percent or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of our board of directors. These and other provisions in our restated certificate of incorporation and our restated bylaws and under the Delaware General Corporation Law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive office is located in San Diego, California. Our corporate offices are located in San Diego, California where we lease approximately 25,000 square feet under an arrangement that expires in July 2027 and approximately 13,000 square feet under an arrangement that expires in July 2027. We also currently lease approximately 14,000 square feet in Eugene, Oregon under a lease arrangement that expired in January 2023. We further lease space in various geographic locations abroad primarily for sales and support personnel, for research and development, or for temporary facilities. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.
Item 3.    Legal Proceedings
We are engaged in legal actions that arise in the ordinary course of our business. In general, while there can be no assurance, we believe that the ultimate outcome of these legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
See Part IV Item 15 Note 11. Commitments and Contingencies, in the accompanying consolidated financial statements for additional disclosure, which is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Data
Shares of our common stock are currently quoted and traded on The Nasdaq Global Select Market under the symbol “INSG”.
Number of Stockholders of Record
As of February 24, 2023, there were approximately 29 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
None.

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
Overview
Inseego Corp. is a leader in the design and development of fixed and mobile wireless solutions (advanced 4G and 5G NR), IIoT and cloud solutions for Fortune 500 enterprises, service providers, small and medium-sized businesses, governments, and consumers around the globe. Our product portfolio consists of fixed and mobile device-to-cloud solutions that provide compelling, intelligent, reliable and secure end-to-end IoT services with deep business intelligence. Inseego’s products and solutions, designed and developed in the U.S., power mission critical applications with a “zero unscheduled downtime” mandate, such as our 5G FWA gateway solutions, 4G and 5G mobile broadband, IIoT applications such as SD-WAN failover management, asset tracking and fleet management services. Our solutions are powered by our key wireless innovations in mobile and FWA technologies, including a suite of products employing the 5G NR standards, and purpose-built SaaS cloud platforms.
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
On July 30, 2021, we completed the sale of Ctrack South Africa to an affiliate of Convergence. Initial cash proceeds of $36.6 million were received. Final cash proceeds were subject to certain post-closing working capital adjustments which totaled $2.6 million, $2.2 million of which was received on October 29, 2021, and the remaining $0.4 million was offset with our existing accounts payable balance to Convergence.
Business Segment Reporting
We operate as one business segment. Our Chief Executive Officer, who is also our Chief Operating Decision Maker, evaluates the business as a single entity and reviews financial information and makes business decisions based on the overall results of the business. As such, our operations constitute a single operating segment and one reportable segment.
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
A number of the products that we invested in and launched in 2021 and 2022 will continue to drive revenue in 2023 as the 5G markets grow. We will supplement our portfolio with strategic additions of both hardware and SaaS offerings targeting the emerging 5G market. We continue to develop and maintain strategic relationships with service providers and other wireless industry leaders such as Verizon Wireless, T-Mobile and Qualcomm. Through strategic relationships, we have been able to maintain market penetration by leveraging the resources of our channel partners, including their access to distribution resources, increased sales opportunities and market opportunities.
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
Operating Results. Our results are affected by numerous macroeconomic factors including inflation, consumer spending confidence and global supply chains. The existence of inflation in the U.S. and global economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, fluctuating exchange rates and other similar effects. If the inflation rate continues to increase, it could affect our expenses, especially employee compensation expense. Inflation and related increases in interest rates could also increase our customers' operating costs, which could result in reduced operating budgets. To the extent our products are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Such delays or reductions in technology spending are often associated with enhanced budget scrutiny by our customers including additional levels of approvals, cloud optimization efforts and additional time to evaluate and test our products, which can lead to long and unpredictable sales cycles. Such increases have, and may continue to have, a negative impact on the Company’s revenue and profit margins, if the selling prices of products do not increase with the increased costs.
Business Strategy. As part of our business strategy, we may review acquisition or divestiture opportunities that we believe would be advantageous or complementary to the development of our business. Given our current cash position and recent losses, any additional acquisitions we make would likely involve issuing stock in order to provide the purchase consideration for the acquisitions. If we make any additional acquisitions, we may incur substantial expenditures in conjunction with the acquisition process and the subsequent assimilation of any acquired business, products, technologies or personnel.

Results of Operations
The following table sets forth our consolidated statements of operations in dollars (in thousands) and expressed as a percentage of net revenues, derived from the accompanying consolidated financial statements for the periods indicated.

	Year Ended December 31,
	2022		2021		2020

Net revenues:
IoT & Mobile Solutions	$218,401	89.0%	$217,984	83.1%	$261,169	83.2%
Enterprise SaaS Solutions	26,922	11.0	44,415	16.9	52,663	16.8
Total net revenues	245,323	100.0	262,399	100.0	313,832	100.0
Cost of net revenues:
IoT & Mobile Solutions	166,033	67.7	168,604	64.3	202,421	64.5
Enterprise SaaS Solutions	12,381	5.0	17,870	6.8	20,568	6.6
Total cost of net revenues	178,414	72.7	186,474	71.1	222,989	71.1
Gross profit	66,909	27.3	75,925	28.9	90,843	28.9
Operating costs and expenses:
Research and development	59,237	24.1	52,673	20.1	44,953	14.3
Sales and marketing	33,488	13.7	38,234	14.6	35,750	11.4
General and administrative	27,339	11.1	28,250	10.8	30,689	9.8
Amortization of purchased intangible assets	1,749	0.7	2,092	0.8	3,175	1.0
Impairment of capitalized software	3,014	1.2	1,197	0.5	1,410	0.4
Total operating costs and expenses	124,827	50.9	122,446	46.7	115,977	37.0
Operating loss	(57,918)	(23.6)	(46,521)	(17.7)	(25,134)	(8.0)
Other income (expense):
Gain on sale of Ctrack South Africa	—	—	5,262	2.0	—	—
Loss on debt conversion and extinguishment, net	(450)	(0.2)	(432)	(0.2)	(76,354)	(24.3)
Interest expense, net	(8,606)	(3.5)	(6,874)	(2.6)	(9,942)	(3.5)
Other (expense) income, net	(1,460)	(0.6)	845	0.3	992	0.3
Loss before income taxes	(68,434)	(27.9)	(47,720)	(18.2)	(110,438)	(35.2)
Income tax (benefit) provision	(465)	(0.2)	191	0.1	748	0.2
Net loss	(67,969)	(27.7)	(47,911)	(18.3)	(111,186)	(35.4)
Less: Net income attributable to noncontrolling interests	—	—	(214)	(0.1)	(29)	0.0
Net loss attributable to Inseego Corp.	(67,969)	(27.7)	(48,125)	(18.3)	(111,215)	(35.4)
Series E preferred stock dividends	(2,736)	(1.1)	(4,243)	(1.6)	(2,904)	(90.0)
Net loss attributable to common stockholders	$(70,705)	(28.8)%	$(52,368)	(20.0)%	$(114,119)	(36.4)%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net revenues. Net revenues for the year ended December 31, 2022 were $245.3 million, a decrease of $17.1 million, or 6.5%, compared to the same period in 2021.
The following table summarizes net revenues by our two product categories (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2022	2021	$	%
IoT & Mobile Solutions	$218,401	$217,984	$417	0.2%
Enterprise SaaS Solutions	26,922	44,415	(17,493)	(39.4)
Total	$245,323	$262,399	$(17,076)	(6.5)
IoT & Mobile Solutions. The $0.4 million increase in IoT & Mobile Solutions net revenues is primarily due to decreases in our carrier offerings and lower sales of LTE gigabit hotspots as the COVID-19 pandemic demand eased. Sales of our second-generation and fourth generation (launched in later part of 2022) 5G hotspot related to our MiFi business also increased as well as revenues in our Enterprise and Inseego Subscribe businesses due to subscriber growth.
Enterprise SaaS Solutions. Enterprise SaaS Solutions net revenues decreased year-over-year as a result of the divestiture of Ctrack South Africa on July 30, 2021. SaaS revenue was no longer generated in Africa, Pakistan or the Middle East beginning in August 2021. See Part IV Item 15 Note 5. Business Divestiture. Following the divestiture of Ctrack South Africa, we continue to provide telematics solutions in the rest of the world, including in Europe and Australia. The resulting decrease was partially offset by an increase in Enterprise SaaS Solutions net revenue throughout the rest of the world as a result of the lifting of COVID-19 related installation restrictions in place during fiscal 2021.
Cost of net revenues. Cost of net revenues for the year ended December 31, 2022 was $178.4 million, or 72.7% of net revenues, compared to $186.5 million, or 71.1% of net revenues, for the same period in 2021.
The following table summarizes cost of net revenues by our two product categories (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2022	2021	$	%
IoT & Mobile Solutions	$166,033	$168,604	$(2,571)	(1.5)%
Enterprise SaaS Solutions	12,381	17,870	(5,489)	(30.7)
Total	$178,414	$186,474	$(8,060)	(4.3)
IoT & Mobile Solutions. The decrease in IoT & Mobile Solutions cost of net revenues is primarily a result of lower sales of LTE gigabit hotspots.
Enterprise SaaS Solutions. Enterprise SaaS Solutions cost of net revenues decreased as a result of the divestiture of Ctrack South Africa on July 30, 2021. See Part IV Item 15 Note 5. Business Divestiture.
Gross profit. Gross profit for the year ended December 31, 2022 was $66.9 million, or a gross margin of 27.3%, compared to $75.9 million, or a gross margin of 28.9%, for the same period in 2021. The gross margin percentage slightly decreased due to an unfavorable product mix and a decrease in Enterprise SaaS Solutions as a result of the divestiture of Ctrack South Africa which had a higher gross margin, offset by higher Inseego Subscribe revenue and gross margin.
Operating costs and expenses. The following table summarizes operating costs and expenses (dollars in thousands):

	Year Ended December 31,		Change
Operating costs and expenses	2022	2021	$	%
Research and development	$59,237	$52,673	$6,564	12.5%
Sales and marketing	33,488	38,234	(4,746)	(12.4)
General and administrative	27,339	28,250	(911)	(3.2)
Amortization of purchased intangible assets	1,749	2,092	(343)	(16.4)
Impairment of capitalized software	3,014	1,197	1,817	151.8
Total	$124,827	$122,446	$2,381	1.9

Research and development expenses. Research and development expenses for the year ended December 31, 2022 were $59.2 million, or 24.1% of net revenues, compared to $52.7 million, or 20.1% of net revenues, for the same period in 2021. The increase was primarily driven by an increase in capitalized project amortization, partially offset by a decrease in consulting services for 2021 efforts towards internal SaaS use projects.
Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2022 were $33.5 million, or 13.7% of net revenues, compared to $38.2 million, or 14.6% of net revenues, for the same period in 2021. The decrease in sales and marketing expenses was due to the divestiture of Ctrack South Africa employees on July 30, 2021. See Part IV Item 15. Note 5. Business Divestiture.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2022 were $27.3 million, or 11.1% of net revenues, compared to $28.3 million, or 10.8% of net revenues, for the same period in 2021. The decrease was primarily due to the divestiture of Ctrack South Africa on July 30, 2021. See Part IV Item 15. Note 5. Business Divestiture for more information on the sale of Ctrack South Africa. This decrease was partially offset by the impact of bonus stock award grants and a full year of licenses for our enterprise resource planning (“ERP”) system. See Part IV Item 15. Note 9. Share-based Compensation in the accompanying consolidated financial statements for further information.
Amortization of purchased intangible assets. The amortization of purchased intangible assets for the years ended December 31, 2022 and 2021 was $1.7 million and $2.1 million, respectively. The change was related to the divestiture of Ctrack South Africa for the year ended December 31, 2021.
Impairment of capitalized software. For the years ended December 31, 2022 and 2021, we recorded losses of $3.0 million and $1.2 million, respectively, on capitalized software development costs related to decreases in sales and dormant projects.
Other income (expense). The following table summarizes other income (expense) (dollars in thousands):

	Year Ended December 31,		Change
Other income (expense)	2022	2021	$	%
Gain on sale of Ctrack South Africa	$—	$5,262	$(5,262)	100.0%
Loss on debt conversion and extinguishment, net	(450)	(432)	(18)	4.2
Interest expense, net	(8,606)	(6,874)	(1,732)	25.2
Other (expense) income, net	(1,460)	845	(2,305)	(272.8)
Total	$(10,516)	$(1,199)	$(9,317)	777.1
Gain on sale of Ctrack South Africa. Gain on sale of Ctrack South Africa during the year ended December 31, 2021 was $5.3 million, related to the gain recognized on sale of Ctrack South Africa, while there was no such gain for the same period in fiscal 2022.
Loss on debt conversion and extinguishment, net. The loss on debt conversion and extinguishment, net for each of the years ended December 31, 2022 and 2021 was $0.5 million and $0.4 million, respectively.
Interest expense, net. Interest expense, net, for the years ended December 31, 2022 and 2021 was $8.6 million and $6.9 million, respectively. The increase in interest expense was primarily due to an adjustment made to the 2022 Notes.
Other (expense) income, net. Other expense, net, for the year ended December 31, 2022 was $1.5 million, which primarily included the fair value adjustment related to our interest make-whole payment on the 2025 Notes as well as foreign currency transaction gains and losses. Other income, net for the same period in 2021 was $0.8 million, which primarily consisted of the fair value adjustment related to our interest make-whole payment on the 2025 Notes as well as foreign currency transaction gains and losses.
Income tax provision, net income attributable to noncontrolling interests, and Series E preferred stock dividends and deemed dividends from the preferred stock exchange (dollars in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
Income tax (benefit) provision	$(465)	$191	$(656)	(343.5)%
Net income attributable to noncontrolling interests	—	(214)	214	(100.0)
Series E preferred stock dividends and deemed dividends from the preferred stock exchange	(2,736)	(4,243)	1,507	(35.5)

Income tax (benefit) provision. Income tax provision for the years ended December 31, 2022 and 2021 was a benefit of $0.5 million and a provision of $0.2 million, respectively, which, in each case, primarily related to certain of our profitable subsidiaries in foreign jurisdictions. The effective tax rate for the year ended December 31, 2022 is different than the U.S. statutory rate primarily due to a valuation allowance recorded against additional tax assets generated during the year and certain profitable foreign subsidiaries.
Net income attributable to noncontrolling interests. For the years ended December 31, 2022 and 2021 there was $0 and $0.2 million, respectively, of net income attributable to noncontrolling interests. Due to the sale of Ctrack South Africa in 2021, no such non-controlling interest existed in 2022.
Series E Preferred Stock dividends and deemed dividend from the preferred stock exchange. During the years ended December 31, 2022 and 2021, we recorded dividends of $2.7 million and $4.2 million, respectively, on our Series E Preferred Stock. The decrease was primarily attributable to the impact of the deemed dividend of $1.1 million as part of the preferred stock exchange in September 2021, resulting in a lower preferred stock dividends accrued through the end of 2022. See Part IV Item 15. Note 8. Preferred Stock and Common Stock in the accompanying consolidated financial statements for further information.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net revenues. Net revenues for the year ended December 31, 2021 were $262.4 million, a decrease of $51.4 million, or 16.4%, compared to the same period in 2020.
The following table summarizes net revenues by our two product categories (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2021	2020	$	%
IoT & Mobile Solutions	$217,984	$261,169	$(43,185)	(16.5)%
Enterprise SaaS Solutions	44,415	52,663	(8,248)	(15.7)
Total	$262,399	$313,832	$(51,433)	(16.4)
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
Enterprise SaaS Solutions. Enterprise SaaS Solutions net revenues decreased year-over-year as a result of the divestiture of Ctrack South Africa as of July 30, 2021. SaaS revenue was no longer generated in Africa, Pakistan or the Middle East beginning in August 2021. See Part IV Item 15 Note 5. Business Divestiture. Following the divestiture of Ctrack South Africa, we continue to provide telematics solutions in the rest of the world, including in Europe and Australia. The impact of the divestiture was partially offset by an increase in Enterprise SaaS Solutions net revenue throughout the rest of the world as a result of the lifting of COVID-19 related installation restrictions in place during fiscal 2021.
Cost of net revenues. Cost of net revenues for the year ended December 31, 2021 was $186.5 million, or 71.1% of net revenues, compared to $223.0 million, or 71.1% of net revenues, for the same period in 2020.
The following table summarizes cost of net revenues by our two product categories (dollars in thousands):

	Year Ended December 31,		Change
Product Category	2021	2020	$	%
IoT & Mobile Solutions	$168,604	$202,421	$(33,817)	(16.7)%
Enterprise SaaS Solutions	17,870	20,568	(2,698)	(13.1)
Total	$186,474	$222,989	$(36,515)	(16.4)
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
Operating costs and expenses. The following table summarizes operating costs and expenses (dollars in thousands):

	Year Ended December 31,		Change
Operating costs and expenses	2021	2020	$	%
Research and development	$52,673	$44,953	$7,720	17.2%
Sales and marketing	38,234	35,750	2,484	6.9
General and administrative	28,250	30,689	(2,439)	(7.9)
Amortization of purchased intangible assets	2,092	3,175	(1,083)	(34.1)
Impairment of capitalized software	1,197	1,410	(213)	(15.1)
Total	$122,446	$115,977	$6,469	5.6
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
General and administrative expenses. General and administrative expenses for the year ended December 31, 2021 were $28.3 million, or 10.8% of net revenues, compared to $30.7 million, or 9.8% of net revenues, for the same period in 2020. The decrease was primarily due to the decrease in payroll costs for Ctrack South Africa employees, given the divestiture that was completed on July 30, 2021. See Part IV Item 15. Note 5. Business Divestiture. The decrease in general and administrative expenses was partially offset by the impact of bonus grants to employees who contributed to the completion of the Ctrack South Africa sale. See Part IV Item 15. Note 9. Share-based Compensation in the accompanying consolidated financial statements for further information.
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
Other income (expense). The following table summarizes other income (expense) (dollars in thousands):

	Year Ended December 31,		Change
Other income (expense)	2021	2020	$	%
Gain on sale of Ctrack South Africa	$5,262	$—	$5,262	100.0%
Loss on debt conversion and extinguishment, net	(432)	(76,354)	75,922	(99.4)
Interest expense, net	(6,874)	(9,942)	3,068	(30.9)
Other income, net	845	992	(147)	(14.8)
Total	$(1,199)	$(85,304)	$84,105	(98.6)
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
Income tax provision, net income attributable to noncontrolling interests, and Series E preferred stock dividends and deemed dividends from the preferred stock exchange, The following table summarizes our income tax provision, net income attributable to noncontrolling interests, and Series E preferred stock dividends and deemed dividends from the preferred stock exchange (dollars in thousands):

	Year Ended December 31,		Change
	2021	2020	$	%
Income tax provision	$191	$748	$(557)	(74.5)%
Net income attributable to noncontrolling interests	(214)	(29)	(185)	637.9
Series E preferred stock dividends and deemed dividends from the preferred stock exchange	(4,243)	(2,904)	(1,339)	46.1
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
Net income attributable to noncontrolling interests. For the years ended December 31, 2021 and 2020 there was $0.2 million and $29 thousand, respectively, of net income attributable to noncontrolling interests.
Series E Preferred Stock dividends and deemed dividend from the preferred stock exchange. During the years ended December 31, 2021 and 2020, we recorded dividends of $4.2 million and $2.9 million, respectively, on our Series E Preferred Stock. The increase was primarily attributable to the impact of the deemed dividend of $1.1 million as part of the preferred stock exchange, offset by a decrease in the recurring preferred stock dividends as 10,000 shares of Series E Preferred Stock were extinguished in September 2021, resulting in a lower preferred stock dividends accrued through the end of 2021. See Part IV Item 15. Note 8. Preferred Stock and Common Stock in the accompanying consolidated financial statements for further information.

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and a revolving credit facility as discussed further below. As of December 31, 2022, we had available unrestricted cash and cash equivalents totaling $7.1 million and $6.1 million of availability under the Credit Facility compared with cash and cash equivalents of $46.5 million as of December 31, 2021. As of December 31, 2022, we had working capital of $21.4 million compared to working capital as of December 31, 2021 of $52.8 million.
On July 30, 2021, we completed the sale of our Ctrack South Africa operations in Africa, Pakistan and the Middle East to an affiliate of Convergence. Initial cash proceeds of $36.6 million were received. Net cash proceeds received were $31.5 million, net of cash divested of $5.0 million. Final cash proceeds were subject to certain post-closing working capital adjustments which totaled $2.6 million, out of which $2.2 million was received on October 29, 2021, and the remaining $0.4 million was offset with our existing accounts payable balance to an affiliate of Convergence, an investment management firm in South Africa.
On January 25, 2021, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Agent”), pursuant to which we may offer and sell, from time to time, through or to the Agent, up to $40.0 million of shares of our common stock (the “ATM Offering”) pursuant to the Company’s Registration Statement on Form S-3ASR (File No. 333-238057), as filed with the SEC on May 7, 2020 and amended from time to time. In January 2021, we sold 1,516,073 shares of common stock, at an average price of $20.11 per share, for net proceeds of $29.4 million, after deducting underwriter fees and discounts of $0.9 million, and other offering fees, pursuant to the ATM Offering. As of December 31, 2022, there was approximately $9.5 million of cash, before underwriter fees and discounts, that we may generate from the issuance of shares of our common stock pursuant to the ATM Offering.
We have a history of operating and net losses and overall usage of cash from operating and investing activities. We believe that our cash and cash equivalents, anticipated cash flows from operations, and our revolving credit facility will be sufficient to meet our cash flow needs for the next twelve months from the filing date of this report. Our ability to achieve profitable operations and generate positive cash flow is dependent upon achieving a level and mix of revenues adequate to support our evolving cost structure and increasing working capital needs. Our liquidity could be compromised if there is any interruption in our business operations, a material failure to satisfy our contractual commitments or a failure to generate revenue from new or existing products. There can be no assurance that any required or desired restructuring or financing will be available on terms favorable to us, or at all. If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to raise additional capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses which could have an adverse impact on our ability to achieve our intended business objectives. If additional funds are raised by the issuance of equity securities, Company stockholders could experience dilution of their ownership interests and securities issued may have rights senior to those of the holders of the Company’s common stock. Additionally, we are uncertain of the full extent to which the COVID-19 pandemic may impact our business, operations and financial results.
Revolving Credit Facility
On August 5, 2022, we entered into a Loan and Security Agreement (the “Credit Agreement”), by and among Siena Lending Group LLC, as lender (“Lender”), Inseego Wireless, Inc., a Delaware corporation (“Inseego Wireless”), and Inseego North America LLC, an Oregon limited liability company, as borrowers (together with Inseego Wireless, the “Borrowers”), and the Company, as guarantor (together with the Borrowers, the “Loan Parties”), as subsequently amended on February 25, 2023. The Credit Agreement establishes a secured asset-backed revolving credit facility which is comprised of a maximum $50 million revolving credit facility (the “Credit Facility”), with a minimum draw of $4.5 million upon execution of the Credit Agreement. The Credit Facility matures on December 31, 2024. Availability under the Credit Facility is determined monthly by a Borrowing Base (as defined in the Credit Agreement) comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. Outstanding amounts exceeding the borrowing base must be repaid immediately. The Borrowers’ obligations under the Credit Agreement are guaranteed by us. Our obligations under the Credit Agreement are secured by a continuing security interest in all property of each Loan Party, subject to certain Excluded Collateral (as defined in the Credit Agreement).
Borrowings under the Credit Facility may take the form of base rate (“Base Rate”) loans or Secured Overnight Financing Rate (“SOFR”) loans. SOFR loans will bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement as the Term SOFR Reference Rate for a term of one month on the day) plus the Applicable Margin (as defined in the Credit Agreement), with a Term SOFR floor of 1%. Base Rate loans will bear interest at a rate per annum equal to the Applicable Margin plus the greatest of (a) the per annum rate of interest which is identified as the “Prime Rate” and normally published in the Money Rates section of The Wall Street Journal, (b) the sum of the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5% and (c) 3.50% per annum.

The Applicable Margin varies depending on the average outstanding amount for a preceding month. If the average outstanding amount for a preceding month is less than $15 million, the Applicable Margin will be 2.50% for Base Rate loans and 3.50% for SOFR loans. If the average outstanding amount for a preceding month is between $15 million and $25 million, the Applicable Margin will be 3.00% for Base Rate loans and 4.00% for SOFR loans. If the average outstanding amount for a preceding month is greater than $25 million, the Applicable Margin will be 4.5% for Base Rate loans and 5.50% for SOFR loans. We pay monthly fees of 0.4% per annum on the unused portion of the Credit Facility.
The Credit Agreement contains a financial covenant whereby the Loan Parties shall not permit the consolidated Liquidity (as defined in the Credit Agreement) to be less than $10 million at any time (the “Liquidity Covenant”). The Credit Agreement also contains certain customary covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments.
We determined that the term “Eligible Accounts”, as defined in the Credit Agreement would have excluded certain balances used in the determination of eligible collateral upon which our borrowing base is calculated and that exclusion would have resulted in a violation of the liquidity covenant as of December 31, 2022. Accordingly, to clarify this matter and others, the Loan Parties agreed to amend the Credit Agreement, (the “Amended Credit Agreement”) to modify and clarify the definitions of “Eligible Accounts”, “Permitted Indebtedness” and “Eligible Inventory”. The Amended Credit Agreement was entered into on February 25, 2023 with an effective date of December 15, 2022. We were in compliance with the financial covenants in the Amended Credit Agreement as of December 31, 2022.
Upon execution of the Credit Agreement, we paid $1.1 million of debt issuance costs. As of December 31, 2022, we had outstanding borrowings of $7.9 million, gross borrowing base of $15.7 million and availability of $7.8 million.
2025 Notes
On May 12, 2020, we completed a registered public offering of $100.0 million aggregate principal amount of 2025 Notes and issued $80.4 million principal amount of 2025 Notes in privately negotiated exchange agreements that closed concurrently with the registered offering in May 2020.
As of December 31, 2022 and December 31, 2021, $161.9 million in principal amount of the 2025 Notes were outstanding. Assuming no repurchases or conversions of the 2025 Notes prior to May 1, 2025, the entire principal balance of $161.9 million is due on May 1, 2025. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 3.25%, payable semi-annually in arrears on May 1 and November 1 of each year.
Historical Cash Flows
The following table summarizes our consolidated statements of cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash (used in) provided by operating activities	$(33,289)	$(25,212)	$20,050
Net cash (used in) provided by investing activities	(13,319)	6,078	(34,713)
Net cash provided by financing activities	5,427	29,921	42,081
Effect of exchange rates on cash	(1,488)	(990)	523
Net (decrease) increase in cash, cash equivalents and restricted cash	(42,669)	9,797	27,941
Cash, cash equivalents and restricted cash, beginning of period	49,812	40,015	12,074
Cash, cash equivalents and restricted cash, end of period	$7,143	$49,812	$40,015
Operating activities.
Net cash used in operating activities for the year ended December 31, 2022 was $33.3 million and reflected a net loss of $68.0 million due to changes in working capital and non-cash fair value adjustment on our derivative instruments, offset by non-cash charges for share-based compensation expense, depreciation and amortization, including the amortization of debt discount and debt issuance costs and capitalized software impairment.
Net cash used in operating activities for the year ended December 31, 2021 was $25.2 million and reflected a net loss of $47.9 million due to changes in working capital, the gain on sale of Ctrack South Africa and a non-cash fair value adjustment on our derivative instruments, offset by non-cash charges for share-based compensation expense, depreciation and amortization, including the amortization of debt discount and debt issuance costs.
Net cash provided by operating activities for the year ended December 31, 2020 was primarily attributable to non-cash charges for loss on debt extinguishment, depreciation and amortization, including the amortization of debt discount and debt issuance costs, and share-based compensation expense, offset by the net loss of $111.2 million incurred during the period and changes in working capital.
Investing activities.
Net cash used in investing activities during the year ended December 31, 2022 was $13.3 million compared to $6.1 million provided by investing activities for the year ended December 31, 2021.
Net cash used in investing activities during the year ended December 31, 2022 was primarily from capitalization of certain costs related to the development of software to be sold in our products, as well as purchases of property, plant and equipment.
Net cash provided by investing activities during the year ended December 31, 2021 was primarily from the proceeds from sale of Ctrack South Africa, partially offset by purchases of intangible assets and capitalization of certain costs related to the development of software to be sold in our products, as well as purchases of property, plant and equipment.
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
Financing activities.
Net cash provided by financing activities during the year ended December 31, 2022 was primarily comprised of $6.8 million of cash inflows (consisting of borrowings of $12.4 million, net of $4.5 million in repayments and $1.1 million in debt issuance costs) related to our Credit Facility, partially offset by $1.6 million in principal payments for finance assets.
Net cash provided by financing activities during the year ended December 31, 2021 was primarily related to net proceeds received from the ATM Offering, stock option exercises and purchases through our employee stock purchase plan, partially offset by principal payments under finance lease arrangements.
Net cash provided by financing activities during the year ended December 31, 2020 was primarily attributable to the proceeds received from the issuance of our 2025 Notes, net of issuance costs, the issuance and sale of Series E Preferred Stock and the exercise of warrants to purchase common stock, as well as proceeds received from stock option exercises and purchases made under the employee stock purchase plan, partially offset by net repayments of bank and overdraft facilities, repurchase of Series E preferred stock, principal payments under our previous term loan, principal payments under finance lease obligations and taxes paid on vested restricted stock units.
Contractual Obligations and Commitments
In order to mitigate the risk of material shortages and price increases, we enter into non-cancellable purchase obligations with certain key contract manufacturers for the purchase of goods and services in the three to four quarters following the balance sheet date. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2022, our material contractual obligations consisted of the following:
•$161.9 million in outstanding principal amount of 2025 Notes with required interest payments; see Part IV Item 15 Note 6. Debt;
•$7.9 million in outstanding borrowings under the Credit Facility; see Part IV Item 15 Note 6. Debt;
•Operating lease liabilities that are included on our consolidated balance sheet; see Part IV Item 15 Note 12. Leases; and
•other non-cancellable unconditional purchase obligations totaling approximating $77.6 million; see Part IV Item 15 Note 11. Commitments and Contingencies.
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
The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized computer software development costs requires considerable judgment by us with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries, other direct payroll-related costs and payments to third party vendors.
Capitalized software development costs are amortized on a straight-line basis over the estimated economic life. Costs incurred to enhance existing software or after the software is available for general release to customers are expensed in the period they are incurred and included in research and development expense in our consolidated statements of operations. The straight-line recognition method approximates the manner in which the expected benefit will be derived. At each balance sheet date, the unamortized capitalized software development costs for external use is compared to the net realizable value of that product by analyzing critical inputs such as expected future lifetime revenue. The amount by which unamortized software costs exceed the net realizable value, if any, is recognized as a charge to amortization expense in the period it is determined.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
2025 Notes and Embedded Derivative
Our total fixed-rate borrowings under the 2025 Notes as of December 31, 2022 and 2021 were $161.9 million. We record all of our fixed-rate borrowings at amortized cost and therefore, any changes in interest rates do not impact the values that we report for these senior notes on our consolidated financial statements. As of December 31, 2022 and 2021, we had no variable-rate borrowings related to the 2025 Notes.
The 2025 Notes include an embedded derivative which was marked to fair value at December 31, 2022 and 2021 of $0.0 million and $0.9 million, respectively. The fair value inputs to the derivative valuation include dividend yield, term, volatility, stock price, and risk-free rate. Consequently we may incur gains and losses on the derivative as changes occur in the stock price, volatility, and risk-free rate at each reporting period. Additional details regarding our 2025 Notes and the embedded derivative are included in Item IV Part 15 Note 4. Fair Value Measurement of Assets and Liabilities and Note 6. Debt in this Annual Report on Form 10-K.
Revolving Credit Facility
We are exposed to interest rate risk associated with fluctuations in interest rates on our Credit Facility. As of December 31, 2022, assuming our Credit Facility was fully drawn up to the $15.7 million borrowing base, a 1% increase in interest rates would result in a $0.1 million change in annualized interest expense.
Inflation Risk
Inflation has increased during the period covered by this Annual Report on Form 10-K, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our materials, supplies, and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect if inflation rates continue to rise. Significant adverse changes in inflation and prices in the future could result in material losses.
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
For the fiscal year ended December 31, 2022, sales denominated in foreign currencies were approximately 17.7% of total revenue. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the U.S. and to a lesser extent in Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. These foreign functional currencies consist of the British Pound Sterling, Euro, and Australian Dollar (collectively, the “Foreign Functional Currencies”). For the twelve months ended December 31, 2022, a hypothetical 10% change in Foreign Functional Currency exchange rates would have increased or decreased our revenue by approximately $4.3 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements. With the completion of Ctrack South Africa divestiture in July 2021, our foreign currency transaction risk is expected to decrease.
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
As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Marcum LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2022. Their report on the effectiveness of the Company’s internal control over financial reporting is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of Inseego Corp.
Opinion on Internal Control over Financial Reporting
We have audited Inseego Corp.'s (the “Company”) internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2022 and 2021 and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows and the related notes for each of the three years in the period ended December 31, 2022 of the Company, and our report dated March 2, 2023 expressed an unqualified opinion on those financial statements.
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
March 2, 2023
Item 9B.    Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Items 10, 11, 12, 13 and 14.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders or an amendment to this report, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.
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

10.2*	Change in Control Agreement dated September 25, 2017 between Inseego Corp. and Ashish Sharma.

10.3*	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 21, 2017).

10.4*	Transition Agreement, dated March 1, 2022, between Inseego Corp. and Dan Mondor (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed May 4, 2022).

10.5*	Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.6*
Form of Nonstatutory Stock Option Agreement under the Inseego Corp. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on March 16, 2018).

10.7*	Amended Inseego Corp. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38358), filed on August 9, 2022).

10.8
Securities Purchase Agreement, dated August 6, 2018, by and among Inseego Corp. and the Investors identified on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 7, 2018).

10.9
Assignment and License Agreement, dated as of February 24, 2021, by and between Inseego Corp. and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

10.10
Transitional Services Agreement, dated as of February 24, 2021, by and between Inseego Corp. and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

10.11
Trademark Agreement, dated as of February 24, 2021, by and between Inseego Corp. Ctrack Holdings (Pty) Limited, and certain entities that will be acquired by Purchaser in the Sale Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed February 25, 2021).

10.12
Equity Distribution Agreement, dated as of January 25, 2021, by and between Inseego Corp. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 26, 2021).

10.13*
Amended and Restated Change in Control and Severance Agreement, dated June 7, 2021, by and between the Company and Dan Mondor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 10, 2021).

10.16*	Offer Letter dated October 13, 2021 between Inseego Corp. and Robert G. Barbieri. (incorporated by reference to Exhibit 10.1 to the Company’s Current on Form 8-K/A, filed October 26, 2021).

10.17*
Form of Inducement Stock Option Agreement, by and between Inseego Corp. and Robert G. Barbieri (incorporated by reference to Exhibit 10.2 to the Company’s Current on Form 8-K/A, filed October 26, 2021).

10.18*
Change in Control Agreement dated October 25, 2021 between Inseego Corp. and Robert G. Barbieri (incorporated by reference to Exhibit 10.3 to the Company’s Current on Form 8-K/A, filed October 26, 2021).

10.19
Loan and Security Agreement, dated as of August 5, 2022, among Siena Lending Group LLC (as Lender), Inseego Wireless, Inc., and Inseego North America LLC (as Borrowers), and Inseego Corp. (as Guarantor).

10.20
First Amendment, dated as of December 15, 2022, to Loan and Security Agreement, dated as of August 5, 2022, among Siena Lending Group LLC (as Lender), Inseego Wireless, Inc., and Inseego North America LLC (as Borrowers), and Inseego Corp. (as Guarantor).

21**	Subsidiaries of Inseego Corp.

Exhibit No.	Description

23.1**	Consent of Independent Registered Public Accounting Firm (Marcum LLP).

31.1**	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Management contract, compensatory plan or arrangement
**	Filed herewith

(b) See Item 15(a)(3) above.
(c) See Item 15(a)(2) above.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2023	INSEEGO CORP.

	By	/s/ Ashish Sharma
Ashish Sharma
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ashish Sharma	Chief Executive Officer (Principal Executive Officer and Director)	March 2, 2023
Ashish Sharma

/s/ Robert G. Barbieri	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2023
Robert G. Barbieri

/s/ Christopher Harland	Director	March 2, 2023
Christopher Harland

/s/ Christopher Lytle	Director	March 2, 2023
Christopher Lytle

/s/ Jeffrey Tuder	Director	March 2, 2023
Jeffrey Tuder

/s/ James B. Avery	Director	March 2, 2023
James B. Avery

/s/ Stephanie Bowers	Director	March 2, 2023
Stephanie Bowers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Inseego Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inseego Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 2, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2018.
Philadelphia, Pennsylvania
March 2, 2023

INSEEGO CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$7,143	$46,474
Restricted cash	—	3,338
Accounts receivable, net of allowances of $541 and $408, respectively	25,259	26,781
Inventories	37,976	37,402
Prepaid expenses and other	7,978	13,624
Total current assets	78,356	127,619
Property, plant and equipment, net of accumulated depreciation of $26,049 and $26,692, respectively	5,390	8,102
Rental assets, net of accumulated depreciation of $5,484 and $5,392, respectively	4,816	4,575
Intangible assets, net of accumulated amortization of $31,629 and $48,404, respectively	41,383	46,995
Goodwill	21,922	20,336
Right-of-use assets	6,662	7,839
Other assets	488	377
Total assets	$159,017	$215,843
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,018	$48,577
Accrued expenses and other current liabilities	27,945	26,253
Total current liabilities	56,963	74,830
Long-term liabilities:
2025 Notes, net	158,427	157,866
Revolving credit facility, net	6,919	—
Deferred tax liabilities, net	323	852
Other long-term liabilities	6,503	7,149
Total liabilities	229,135	240,697
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001; 2,000,000 shares authorized:
Series E Preferred stock, par value $0.001; 39,500 shares designated, 25,000 shares issued and outstanding as of December 31, 2022 and 2021, liquidation preference of $1,000 per share (plus any accrued but unpaid dividends)	—	—
Common stock, par value $0.001; 150,000,000 shares authorized, 108,468,150 shares issued and outstanding as of December 31, 2022 and 105,380,533 shares issued and outstanding as of December 31, 2021	108	105
Additional paid-in capital	793,855	770,619
Accumulated other comprehensive loss	(6,329)	(8,531)
Accumulated deficit	(857,752)	(787,047)
Total stockholders’ deficit	(70,118)	(24,854)
Total liabilities and stockholders’ deficit	$159,017	$215,843
See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Net revenues:
IoT & Mobile Solutions	$218,401	$217,984	$261,169
Enterprise SaaS Solutions	26,922	44,415	52,663
Total net revenues	245,323	262,399	313,832
Cost of net revenues:
IoT & Mobile Solutions	166,033	168,604	202,421
Enterprise SaaS Solutions	12,381	17,870	20,568
Total cost of net revenues	178,414	186,474	222,989
Gross profit	66,909	75,925	90,843
Operating costs and expenses:
Research and development	59,237	52,673	44,953
Sales and marketing	33,488	38,234	35,750
General and administrative	27,339	28,250	30,689
Amortization of purchased intangible assets	1,749	2,092	3,175
Impairment of capitalized software	3,014	1,197	1,410
Total operating costs and expenses	124,827	122,446	115,977
Operating loss	(57,918)	(46,521)	(25,134)
Other income (expense):
Gain on sale of Ctrack South Africa	—	5,262	—
Loss on debt conversion and extinguishment, net	(450)	(432)	(76,354)
Interest expense, net	(8,606)	(6,874)	(9,942)
Other (expense) income, net	(1,460)	845	992
Loss before income taxes	(68,434)	(47,720)	(110,438)
Income tax (benefit) provision	(465)	191	748
Net loss	(67,969)	(47,911)	(111,186)
Less: Net income attributable to noncontrolling interests	—	(214)	(29)
Net loss attributable to Inseego Corp.	(67,969)	(48,125)	(111,215)
Series E preferred stock dividends and deemed dividends from the preferred stock exchange	(2,736)	(4,243)	(2,904)
Net loss attributable to common stockholders	$(70,705)	$(52,368)	$(114,119)
Per share data:
Net loss per common share:
Basic and diluted	$(0.66)	$(0.51)	$(1.19)
Weighted-average shares used in computation of net loss per common share:
Basic and diluted	107,269,331	103,246,308	96,111,547
See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(67,969)	$(47,911)	$(111,186)
Foreign currency translation adjustment	2,202	(3,167)	(3,093)
Release of cumulative foreign currency translation adjustments as a result of the sale of Ctrack South Africa	—	1,608	—
Total comprehensive loss	(65,767)	(49,470)	(114,279)
Comprehensive income attributable to noncontrolling interests	—	(214)	(29)
Comprehensive loss attributable to Inseego Corp.	$(65,767)	$(49,684)	$(114,308)

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	10	$—	81,974	$82	$584,862	$(618,303)	$(3,879)	$(120)	$(37,358)
Net loss	—	—	—	—	—	(111,215)	—	29	(111,186)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,093)	—	(3,093)
Exercise of stock options, vesting of restricted stock units (RSUs) and stock issued under employee stock purchase plan (ESPP)	—	—	2,081	2	5,420	—	—	—	5,422
Taxes withheld on net settled vesting of RSUs	—	—	—	—	(354)	—	—	—	(354)
Issuance of Series E preferred stock	25	—	—	—	25,000	—	—	—	25,000
Issuance of Series E preferred stock in lieu of interest	2	—	—	—	2,330	—	—	—	2,330
Repurchase of Series E preferred stock	(2)	—	—	—	(2,354)	—	—	—	(2,354)
Issuance of common stock in connection with Notes Exchange	—	—	13,739	14	66,074	—	—	—	66,088
Issuance of common stock related to conversion of 2025 Notes	—	—	1,177	1	14,353	—	—	—	14,354
Exercise of warrants	—	—	338	—	1,861	—	—	—	1,861
Share-based compensation	—	—	—	—	10,419	—	—	—	10,419
Series E preferred stock dividends	—	—	—	—	2,904	(2,904)	—	—	—
Issuance of common stock under settlement agreement	—	—	90	—	972	—	—	—	972
Balance, December 31, 2020	35	—	99,399	99	711,487	(732,422)	(6,972)	(91)	(27,899)
Net loss	—	—	—	—	—	(48,125)	—	214	(47,911)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,167)	—	(3,167)
Exercise of stock options, vesting of RSUs and stock issued under ESPP	—	—	2,512	2	4,763	—	—	—	4,765
Taxes withheld on net settled vesting of RSUs	—	—	—	—	(1,279)	—	—	—	(1,279)
Divestiture of Ctrack South Africa	—	—	—	—	8	(2,497)	1,608	(8)	(889)
Issuance of common stock related to conversion of 2025 Notes	—	—	429	—	5,382	—	—	—	5,382
Issuance of common stock in connection with public offering, net of issuance costs	—	—	1,516	2	29,368	—	—	—	29,370
Share-based compensation	—	—	—	—	16,649	—	—	—	16,649
Series E preferred stock dividends	—	—	—	—	3,139	(3,139)	—	—	—
Series E preferred stock exchange	(10)	—	1,525	2	1,102	(1,104)	—	—	—
Net noncontrolling interest acquired	—	—	—	—	—	240	—	(115)	125
Balance, December 31, 2021	25	—	105,381	105	770,619	(787,047)	(8,531)	—	(24,854)
Net loss	—	—	—	—	—	(67,969)	—	—	(67,969)
Foreign currency translation adjustment	—	—	—	—	—	—	2,202	—	2,202
Adjustment relating to extinguishment of 2022 Notes	—	—	—	—	1,728	—	—	—	1,728
Exercise of stock options, vesting of RSUs and stock issued under ESPP	—	—	3,092	3	1,187	—	—	—	1,190
Taxes withheld on net settled vesting of RSUs	—	—	(5)	—	(290)	—	—	—	(290)
Share-based compensation	—	—	—	—	17,875	—	—	—	17,875
Series E preferred stock dividends	—	—	—	—	2,736	(2,736)	—	—	—
Balance, December 31, 2022	25	$—	108,468	$108	$793,855	$(857,752)	$(6,329)	$—	$(70,118)

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(67,969)	$(47,911)	$(111,186)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	27,206	25,330	27,946
Fair value adjustment on derivative instrument	(926)	(3,826)	597
Provision for bad debts, net of recoveries	189	401	512
Impairment of capitalized software	3,014	1,197	1,410
Provision for excess and obsolete inventory	2,614	657	538
Share-based compensation expense	17,875	16,649	10,419
Amortization of debt discount and debt issuance costs	2,960	1,495	4,016
Loss on debt conversion and extinguishment, net	450	432	76,354
Gain on sale of Ctrack South Africa	—	(5,262)	—
Deferred income taxes	(570)	(53)	659
Right-of-use assets	1,268	1,144	1,432
Other	—	286	(765)
Changes in assets and liabilities, net of effects of divestiture:
Accounts receivable	2,441	(1,148)	(10,797)
Inventories	(3,065)	(12,494)	(13,336)
Prepaid expenses and other assets	5,642	(1,988)	(3,070)
Accounts payable	(26,313)	(3,108)	27,087
Accrued expenses, income taxes, and other	3,450	4,448	8,785
Operating lease liabilities	(1,555)	(1,461)	(551)
Net cash (used in) provided by operating activities	(33,289)	(25,212)	20,050
Cash flows from investing activities:
Acquisition of noncontrolling interest	—	(116)	—
Purchases of property, plant and equipment	(1,481)	(4,928)	(5,736)
Proceeds from the sale of property, plant and equipment	—	1,338	392
Proceeds from sale of Ctrack South Africa, net of cash divested[1]	—	33,689	—
Additions to capitalized software development costs and purchases of intangible assets	(11,838)	(23,905)	(29,369)
Net cash (used in) provided by investing activities	(13,319)	6,078	(34,713)
Cash flows from financing activities:
Gross proceeds received from issuance of Series E preferred stock	—	—	25,000
Gross proceeds from the issuance of 2025 Notes	—	—	100,000
Payment of issuance costs related to 2025 Notes	—	—	(3,645)
Cash paid to investors in private exchange transactions	—	—	(32,062)
Payoff of term loan and related extinguishment costs	—	—	(48,830)
Repurchase of Series E preferred stock	—	—	(2,354)
Proceeds from the exercise of warrants to purchase common stock	—	—	1,861
Net borrowing of bank and overdraft facilities	(569)	265	(199)
Principal payments on financed assets	(1,567)	—	—
Borrowings on asset-backed revolving credit facility	12,351	—	—
Repayment on asset-backed revolving credit facility	(4,500)	—	—
Payment of debt issuance costs on asset-backed revolving credit facility	(1,126)	—	—
Principal payments under finance lease obligations	(62)	(3,200)	(2,756)
Proceeds from a public offering, net of issuance costs	—	29,370	—
Proceeds from stock option exercises and ESPP, net of taxes paid on vested restricted stock units	900	3,486	5,066
Net cash provided by financing activities	5,427	29,921	42,081
Effect of exchange rates on cash	(1,488)	(990)	523
Net (decrease) increase in cash, cash equivalents and restricted cash	(42,669)	9,797	27,941
Cash, cash equivalents and restricted cash, beginning of period	49,812	40,015	12,074
Cash, cash equivalents and restricted cash, end of period	$7,143	$49,812	$40,015

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,535	$5,387	$3,215
Income taxes	$168	$523	$142

Supplemental disclosures of non-cash activities:

Transfer of inventories to rental assets	$442	$5,142	$4,036
Purchases of property, plant and equipment under finance leases	$—	$—	$664
Right-of-use assets obtained in exchange for operating leases liabilities	$705	$658	$7,931
Proceeds related to divestiture of Ctrack South Africa in exchange for settlement of tax liabilities	$—	$421	$—
Exchange of Series E Preferred Stock for common stock	$—	$11,982	$—
Issuance of common stock in exchange for Series E Preferred Stock	$—	$13,086	$—
Deemed dividend on exchange of Series E Preferred Stock for common stock	$—	$1,104	$—
Capital expenditures financed through accounts payable or accrued liabilities	$2,276	$748	$5,710
Issuance of common stock under Settlement Agreement	$—	$—	$972
Preferred stock issued in extinguishment of term loan accrued interest	$—	$—	$2,330
Debt discount and issuance costs extinguished in notes conversion	$—	$—	$1,728
2022 Notes conversion to equity	$—	$—	$59,907
Novatel Wireless Notes conversion to equity	$—	$—	$250
2025 Notes issued to extinguish 2022 Notes	$—	$—	$80,375
2025 Notes conversion, including shares issued in satisfaction of interest-make-whole payment	$—	$5,382	$14,353
1The amount for the year ended December 31, 2021 is net of cash divested of $5.0 million.

See accompanying notes to consolidated financial statements.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Significant Accounting Policies
Inseego Corp. (the “Company”, “Inseego”, “We” or “Our”) is a leader in the design and development of fixed and mobile wireless solutions (advanced 4G and 5G NR), Industrial Internet of Things (“IIoT”) and cloud solutions for Fortune 500 enterprises, service providers, small and medium-sized businesses, governments, and consumers around the globe. Our product portfolio consists of fixed and mobile device-to-cloud solutions that provide compelling, intelligent, reliable and secure end-to-end IoT services with deep business intelligence. Inseego’s products and solutions, designed and developed in the U.S., power mission critical applications with a “zero unscheduled downtime” mandate, such as our 5G fixed wireless access (“FWA”) gateway solutions, 4G and 5G mobile broadband, IIoT applications such as software-defined wide area network failover management, asset tracking and fleet management services. Our solutions are powered by our key wireless innovations in mobile and FWA technologies, including a suite of products employing the 5G NR standards, and purpose-built SaaS cloud platforms.
Inseego is a Delaware corporation formed in 2016 and is the successor to Novatel Wireless, Inc., a Delaware corporation formed in 1996, resulting from an internal reorganization that was completed in November 2016. The Company’s principal executive office is located at 9710 Scranton Road, Suite 200, San Diego, CA 92121. The Company’s corporate offices are also located at 9710 Scranton Road, Suite 200, San Diego CA 92121 and its sales and engineering offices are located throughout the world. Inseego’s common stock trades on the NASDAQ Global Select Market under the trading symbol “INSG”.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Basis of presentation
The consolidated financial statements of Inseego Corp. present information in accordance with generally accepted accounting principles in the U.S. (“GAAP”), have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, present fairly the consolidated financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries for the periods presented.
Reclassifications
Certain amounts recorded in the prior period consolidated financial statements have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on previously reported operating results.
Segment Information
The Company has one reportable segment. The Chief Executive Officer, who is also the Chief Operating Decision Maker, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ materially from these estimates. Estimates are assessed each period and updated to reflect current information. Significant estimates include revenue recognition, capitalized software costs, allowance for credit losses, provision for excess and obsolete inventory, valuation of long-lived assets, valuation of goodwill and indefinite-lived intangible assets, valuation of derivatives, accruals relating to litigation, income taxes and share-based compensation expense.
Risks and Uncertainties
The COVID-19 pandemic continues to impact worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, manufacturers, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 pandemic, or any other outbreak of an epidemic disease, impacts

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
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
The inflationary pressures impacting the global supply chain could potentially increase our future cost of net revenues. The ongoing inflation challenges could adversely impact our future revenues, gross margins and financial results.
Sale of Ctrack South Africa
On July 30, 2021, the Company completed the sale of its Ctrack business operations in Africa, Pakistan and the Middle East (together “Ctrack South Africa”) and recognized a pre-tax gain of $5.3 million. Total cash proceeds received from the sale were $31.5 million, net of cash divested of $5.0 million. See Note 5. Business Divestiture, for more information.
Liquidity
As of December 31, 2022, the Company had available unrestricted cash and cash equivalents totaling $7.1 million, working capital of $21.4 million, and $6.1 million of availability under its secured asset-backed Credit Facility (as defined below in Note 6. Debt). See Note 6. Debt, for more information on this new Credit Facility.
The Company has a history of operating and net losses and overall usage of cash from operating and investing activities. The Company’s management believes that its cash and cash equivalents on-hand, together with anticipated cash flows from operations, availability under its secured asset-backed Credit Facility, and anticipated savings from ongoing cost reduction efforts, will be sufficient to meet its cash flow needs for the next twelve months from the filing date of this report. To the extent that additional liquidity may be needed, the Company may issue up to $9.5 million in equivalent shares of the Company’s common stock available, pursuant to a shelf-registration statement filed with the SEC on May 7, 2020 and amended from time to time. The Company’s ability to attain more profitable operations and continue to generate positive cash flow is dependent upon achieving a level and mix of revenues adequate to support its evolving cost structure. If events or circumstances occur such that the Company does not meet its operating plan as expected, or if the Company becomes obligated to pay unforeseen expenditures as a result of ongoing litigation, the Company may be required to raise capital, reduce planned research and development activities, incur additional restructuring charges or reduce other operating expenses and capital expenditures, which could have an adverse impact on its ability to achieve its intended business objectives.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The Company’s cash and cash equivalents are generally held with large financial institutions worldwide to reduce the amount of exposure to credit risk. Cash, cash equivalents and restricted cash are recorded at market value, which approximates cost. Gains and losses associated with the Company’s foreign currency denominated demand deposits are recorded as a component of other income, net, in the consolidated statements of operations. Restricted cash held in escrow with a financial institution as of December 31, 2021, which was set up as collateral for potential future uninsured warranty claims related to the divestiture of Ctrack South Africa, was released during the third quarter of 2022, and we no longer have any restricted cash on our balance sheet as of December 31, 2022. See Note 5. Business Divestiture for additional information about the divestiture of Ctrack South Africa.

	December 31,
	2022	2021
Cash and cash equivalents	$7,143	$46,474
Restricted cash	—	3,338
Cash, cash equivalents and restricted cash, end of period	$7,143	$49,812

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
The Company’s products and services primarily include intelligent mobile hotspots, wireless routers for IoT applications, USB modems, integrated telematics and mobile tracking hardware devices, which are supported by applications software and cloud services designed to enable customers to easily analyze data insights and configure and manage their hardware.
The Company classifies its revenues from the sale of its products and services into two distinct groupings, IoT & Mobile Solutions and Enterprise SaaS Solutions. Both IoT & Mobile Solutions and Enterprise SaaS Solutions revenues include any hardware and software required for the respective solution.
Net revenues by grouping for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
IoT & Mobile Solutions	$218,401	$217,984	$261,169
Enterprise SaaS Solutions	26,922	44,415	52,663
Total	$245,323	$262,399	$313,832
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
Enterprise SaaS Solutions. The Enterprise SaaS Solutions portfolio consists of various subscription offerings within the Company’s Ctrack telematics platforms, which provide fleet vehicle, aviation ground vehicle and asset tracking and performance information, and other telematics applications.
Revenue Recognition Criteria
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
The Company recognizes revenue upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company determines revenue recognition according to the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when, or as, performance obligations are satisfied.
Customer Contracts
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Obligations
The Company’s performance obligations are established when a customer submits a purchase order notification (in writing, electronically or verbally) for goods and services, and the Company accepts the order. The Company identifies performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. The Company generally recognizes revenue upon the satisfaction of these criteria when control of the product or service has been transferred to the customer at which time the Company has an unconditional right to receive payment. The Company’s prices are fixed and have no history of being affected by contingent events that could impact the transaction price. The Company does not offer price concessions and does not accept payment that is less than the price stated upon acceptance of a customer purchase order.
The Company enters into contracts that may include various combinations of products and services which are generally capable of being distinct and accounted for as separate performance obligations.
Hardware. Hardware revenue from the sale of the Company’s IoT & Mobile Solutions devices is recognized when the Company transfers control to the customer, typically at the time when the product is delivered, shipped or installed, at which time, title passes to the customer and there are no further performance obligations with regards to the hardware device. The Company also considered the performance obligations in its customer master supply agreements and determined that, for the majority of its revenue, the Company generally satisfies performance obligations at a point in time upon delivery of the product to the customer.
SaaS and other services. SaaS subscription revenue is recognized over time on a ratable basis over the contract term beginning on the date that its service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of contracts being one to three years in length. Revenues from the Company’s SaaS subscription services represent a single promise to provide continuous access to its software solutions and their processing capabilities, in the form of a service, through one of the Company’s data centers or a hosted data center. As each day of providing access to the software is substantially the same, and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its subscription services arrangements include a single performance obligation comprised of a series of distinct services. The Company’s SaaS subscriptions also include an unspecified volume of call center support and any remote system diagnostic and software upgrades as needed. These services are combined with the recurring monthly subscription service since they are highly interrelated and interdependent.
Our telematics services include devices which collect and transmit information from vehicles or other assets. The Company’s customers have an option to purchase the monitoring device or lease it over the term of the contract. If the customer purchases the hardware device, the Company recognizes the revenue at a point in time as discussed above. Because the Company’s rental asset contracts qualify as operating leases under Accounting Standards Codification (“ASC”) 842, Leases, and the contracts also include services to operate and maintain the underlying asset, the Company has elected to combine the lease and non-lease components because the service is the predominant element in the eyes of the customer and the pattern of service delivery is the same for both elements. The Company recognizes revenue ratably over time throughout the term of the contract.
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
Multiple performance obligations. The Company’s contracts with customers may include commitments to transfer multiple products and services to a customer. When hardware, software and services are sold in various combinations, judgment is required to determine whether each performance obligation is considered distinct and accounted for separately, or not distinct

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and accounted for together with other performance obligations. The Company considered the performance obligations in its customer master supply agreements and determined that, for the majority of its revenue, the Company generally satisfies performance obligations at a point in time upon delivery of the product to the customer.
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
Contract Assets
The Company capitalizes sales commissions earned by its sales force as contract acquisition costs if such costs are significant and both incremental and recoverable. Any capitalized sales commissions are either deferred and amortized over a period of benefit exceeding one year or are expensed as incurred if the period of benefit is one year or less. There were no contract assets related to customer acquisition costs as of December 31, 2022 or 2021 since the Company’s customer contracts are predominantly hardware sales that are immediately recognized as revenue upon either shipment or delivery, and therefore the related contract acquisition costs are also immediately recognized. Sales commissions are included in sales and marketing expense as incurred. Sales commissions associated with SaaS offerings are not material.
Contract Liabilities
Timing of revenue recognition may differ from the timing of invoicing to customers. If customers are invoiced for subscription services in advance of the service period, then deferred revenue is recorded. Contract liabilities are also recorded when the Company collects payments in advance of performing the services. As of December 31, 2022 and 2021, the Company had $5.1 million and $3.8 million, respectively, of contract liabilities which represent our deferred revenue included within accrued expenses and other current liabilities, and $0.6 million and $0.1 million, respectively, of contract liabilities included within other long-term liabilities on the consolidated balance sheets.
Cost of Net Revenues
Cost of net revenues includes the costs associated with the manufacturing of our portfolio of hardware devices, as well as personnel costs for employees and contractors, depreciation, allocated overhead costs and other period adjustments related to costs of inventories sold or for sale or use in manufacturing.
Shipping and Handling Charges
Fees charged to customers for shipping and handling of products are included in product revenues, and costs for shipping and handling of products are included as a component of sales and marketing expense.
Taxes Collected from Customers
Taxes collected on the value of transaction revenue are excluded from product and services revenues and cost of sales and are accrued in current liabilities until remitted to governmental authorities.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are customer obligations generally due under normal trade terms for the industry. Credit terms are granted and periodically revised based on evaluations of the customer’s financial condition. The Company performs ongoing credit evaluations of its customers. The Company’s payment terms are generally net 30 days from invoice date and could go up to 90 days for large carrier customers.
The Company recognizes an allowance for credit losses at the time a receivable is recorded based on its estimate of expected credit losses and adjusts this estimate over the life of the receivable as needed. The Company evaluates the aggregation and risk characteristics of a receivable pool and develops loss rates that reflect historical collections, current forecasts of future economic conditions over the time horizon the Company is exposed to credit risk, and payment terms or conditions that may materially affect future forecasts.
As of December 31, 2022 and 2021, the Company reported $25.3 million and $26.8 million, respectively, of accounts receivable, net of allowances of $0.5 million and $0.4 million, respectively.
Inventories and Provision for Excess and Obsolete Inventory
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inbound shipping and handling costs are classified as a component of cost of net revenues in the consolidated statements of operations. The Company reviews the components of its inventory and its inventory purchase commitments on a regular basis for excess and obsolete inventory based on estimated future usage and sales. Write-downs in inventory value or losses on inventory purchase commitments depend on various items, including factors related to customer demand, economic and competitive conditions, technological advances or new product introductions by the Company or its customers that vary from its current expectations. Whenever inventory is written down, a new cost basis is established and the inventory is not subsequently written up if market conditions improve. The Company believes that, when made, the estimates used in calculating the inventory provision are reasonable and properly reflect the risk of excess and obsolete inventory.
Intangible Assets other than Goodwill
Intangible assets include purchased finite-lived and indefinite-lived intangible assets resulting from previous acquisitions, along with the costs of non-exclusive and perpetual worldwide software technology licenses and capitalized software development costs for both internal and external use. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets, including in-process capitalized software development costs, are not amortized; however, they are tested for impairment annually, and between annual tests, if certain events occur indicating that the carrying amounts may be impaired.
Software Development Costs for External Use
Software development costs for external use are expensed as incurred until technological feasibility has been established, at which time those costs are capitalized as intangible assets until the software is available for general release to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated economic life. The straight-line recognition method approximates the manner in which the expected benefit will be derived. At each balance sheet date, the unamortized capitalized software development cost for external use is compared to the net realizable value of that product by analyzing critical inputs such as expected future lifetime revenue. The amount by which unamortized software costs exceed the net realizable value, if any, is recognized as a charge to amortization expense in the period it is determined. Costs incurred to enhance existing software or after the software is available for general release to customers are expensed in the period they are incurred and included in research and development expense in the consolidated statements of operations.
Software Development Costs for Internal Use
Costs incurred in the preliminary stages of development are expensed as incurred and included in research and development expense in the consolidated statements of operations. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements of internal-use software when it is probable that the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal-use software costs are recorded as intangible assets and are amortized on a straight-line basis to general and administrative expense in the consolidated statement of operations over the estimated useful life of the software. The Company tests these assets for impairment whenever events or circumstances occur that could impact their recoverability. For the years ended December 31, 2022, 2021, and 2020, the

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company recorded impairment losses of $3.0 million, $1.2 million and $1.4 million, respectively, related to software development costs for internal use.
Valuation of Indefinite-Lived Intangible Assets
The Company performs an annual impairment review of indefinite-lived assets during the fourth quarter of each year, and more frequently if the Company believes indicators of impairment exist. To review for impairment, the Company first assesses qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of the asset is less than its carrying amount. The Company’s qualitative assessment is based on various macroeconomic, industry-specific, and company specific factors. These factors include: (i) industry or economic trends; (ii) current, historical, or projected financial performance, and; (iii) the Company’s market capitalization. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of the asset is less than its carrying amount, then no further assessment is performed. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, then the Company calculates the fair value of the asset and compares the fair value to the asset’s carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than it’s carrying value. For the years ended December 31, 2022, 2021 and 2020 the Company recorded zero impairment loss related to indefinite-lived intangible assets.
Goodwill
Goodwill represents the excess purchase price over estimated fair value of net assets of businesses acquired in a business combination. Goodwill is tested for impairment during the fourth quarter of each year, and more frequently if the Company believes indicators of impairment exist.
Valuation of Goodwill
Goodwill is tested for impairment at the reporting unit level by first assessing qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. The Company’s qualitative assessment is based on various macroeconomic, industry-specific, and company specific factors. These factors include: (i) industry or economic trends; (ii) current, historical, or projected financial performance, and; (iii) the Company’s market capitalization. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, no further assessment is performed. If the Company determines that it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount, the Company calculates the fair value of the reporting unit and compares the fair value to the reporting unit’s carrying amount. An impairment charge is recognized if the fair value of the business (reporting unit) is less than its carrying value. The Company has identified two reporting units for the purpose of goodwill impairment testing, Ctrack and Inseego North America (“INA”), and performed a qualitative test for goodwill impairment of the two reporting units during the fourth fiscal quarter. Based upon the results of qualitative testing, the Company believed that it was more-likely-than not that the fair value of these reporting units were greater than their respective carrying values. For the years ended December 31, 2022, 2021 and 2020, the Company recorded no impairment loss related to goodwill.
Long-Lived Assets
The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets, including property, plant and equipment and rental assets, to determine whether impairment of these assets has occurred or whether a revision to the related amortization periods should be made. If the carrying value of the long-lived asset group exceeds the estimated future undiscounted cash flows, an impairment loss is recorded based on the amount by which the asset group’s carrying amount exceeds its fair value. Fair value is determined based on an evaluation of the assets’ associated discounted future cash flows or appraised value. For the years ended December 31, 2022, 2021 and 2020, the Company had no impairment loss related to long-lived assets, except for the impairment of the capitalized software development costs for internal use, noted above.
Property, Plant and Equipment
Property, plant and equipment are initially stated at cost and depreciated using the straight-line method. Land is not depreciated. Buildings are depreciated over 50 years. Leasehold improvements are depreciated over the shorter of the related remaining lease period or useful life, not to exceed 5 years. Product tooling is depreciated over 13 months. Computer equipment, purchased software, vehicles, production equipment, and furniture and fixtures, are depreciated over lives ranging from 2 to 7 years. Amortization of equipment under finance leases is included in depreciation expense.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals and betterment that extend the useful lives of existing property, plant and equipment are capitalized and depreciated. Upon retirement or disposition of property, plant and equipment, any resulting gain or loss is recognized in other income (expense), net, in the consolidated statements of operations.
Rental Assets
The cost of rental assets, which represents fleet management and vehicle tracking hardware installed in customers’ vehicles where such hardware is provided as part of a fixed term contract with the customer, is capitalized and disclosed separately in the consolidated balance sheets. The Company recognizes depreciation expense on rental assets within Enterprise SaaS cost of net revenues on a straight-line basis over the term of the contract, generally three to four years, commencing on installation of the rental asset.
Convertible Debt Instruments
The Company evaluates embedded features within convertible debt that will be settled in shares upon conversion under ASC 815, Derivatives and Hedging (“ASC 815”) to determine whether the embedded feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings.
If an embedded derivative is bifurcated from share-settled convertible debt, then the Company records the debt component at cost less a debt discount equal to the bifurcated derivative’s fair value. The Company amortizes the debt discount over the life of the debt instrument as additional non-cash interest expense utilizing the effective interest method. The convertible debt and the derivative liability are presented in total on the consolidated balance sheet. The derivative liability is remeasured at each reporting period with changes in fair value recorded in the consolidated statements of operations within other income (expense), net.
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
Research and Development
Research and development expense consists primarily of personnel costs for our engineers engaged in the design and development of our products, software and technologies, project material costs, services, depreciation and amortization. Such costs are charged to research and development expense as they are incurred, to the extent not capitalized as software development costs for external or internal use.
Lease Accounting
Lessee Arrangements
The Company determines if an arrangement contains a lease at inception. The Company primarily leases office space, automobiles and equipment. Certain of the Company’s leases contain provisions that provide for one or more options to renew at the Company’s sole discretion. Certain real estate leases also include executory costs such as common area maintenance. The Company accounts for lease and non-lease components, including common area maintenance, as a single lease component as a practical expedient election. None of the Company’s operating lease agreements contain any material residual value guarantees or material restrictive covenants.
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The lease term includes the base non-cancelable term, and any renewal options that are reasonably certain to be exercised at the commencement date. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include any lease prepayments made and exclude lease incentives. Rental expense related to operating leases is recognized on a straight-line basis over the lease term. The

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company has elected the practical expedient to exclude any short-term lease, defined as a lease with an original term of 12 months or less, from the provisions of ASC 842, Leases.
Variable lease payments that do not depend on an index or rate are excluded from the measurement of ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
Lessor Arrangements
The Company serves as lessor for certain monitoring device leases and classifies such arrangements as operating leases. Accordingly, the Company carries rental devices at historical cost less accumulated depreciation and impairment, if any. The Company combines the lease and the non-lease components under these arrangements because the service is the predominant element from the customer’s perspective and the pattern of service delivery is the same for both elements. The Company accounts for the combined component as a single performance obligation under ASC 606.
Foreign Currency Transactions
Foreign currency transactions are transactions denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rate between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. Such increase or decrease is reported by the Company as a foreign currency transaction gain or loss within other income (expense), net, in the consolidated statements of operations. We recognize foreign currency transaction gains and losses primarily on intercompany transactions between certain subsidiaries in foreign countries . Based upon historical experience, the Company anticipates repayment of these transactions in the foreseeable future and recognizes realized and unrealized gains and losses on these transactions in the period in which they occur.
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
The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Uncertain tax positions are recognized in the first subsequent financial reporting period in which that threshold is met or from changes in circumstances such as the expiration of applicable statutes of limitations. The Company’s policy is to include interest and penalties related to such positions as a component of income tax expense.
Litigation
The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. The Company records a loss when information indicates that a loss is both probable and reasonably estimable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records the minimum estimated

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
liability related to the claim. As additional information becomes available, the Company revises its estimates, if necessary. The Company expenses litigation costs as incurred.
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
Net Loss Per Share Attributable to Inseego Corp.
Net loss attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares that were outstanding during the period. Diluted net loss attributable to common stockholders (“EPS”) reflects the potential dilution that could occur if securities or other contracts to acquire common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The guidance is effective for annual and interim periods beginning after December 15, 2021. The Company adopted the ASU in the first quarter of fiscal 2022 and there was no impact to the consolidated financial statements.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. The ASU is effective for annual and interim periods beginning after December 15, 2021. The Company adopted the ASU in the first quarter of fiscal 2022 and there was no impact to the consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). The ASU requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The ASU does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The ASU is effective for annual and interim periods beginning after December 15, 2022, except for the rollforward requirement, which is effective for annual periods beginning after December 15, 2023. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Financial Statement Details
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2022	2021
Finished goods	$31,153	$33,112
Raw materials and components	6,823	4,290
Total inventories	$37,976	$37,402
Prepaid expenses and other
Prepaid expenses and other consists of the following (in thousands):

	December 31,
	2022	2021
Rebate receivables	$2,038	$6,398
Receivables from contract manufacturers	3,561	2,626
Software licenses	772	1,261
Insurance	12	1,269
Deposits	829	1,023
Financed assets	—	323
Other	766	724
Total prepaid expenses and other	$7,978	$13,624
Property, plant and equipment
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2022	2021
Test equipment	$19,724	$19,095
Computer equipment and purchased software	4,603	7,618
Product tooling	5,007	4,350
Furniture and fixtures	1,214	1,214
Vehicles	119	1,654
Leasehold improvements	772	863
Total property, plant and equipment, gross	31,439	34,794
Less—accumulated depreciation and amortization	(26,049)	(26,692)
Total property, plant and equipment, net	$5,390	$8,102
At December 31, 2022, the Company had property, plant and equipment under finance leases with an aggregate carrying value of $3.1 million, net of accumulated amortization of $2.1 million. At December 31, 2021, the Company had property, plant and equipment under finance leases with an aggregate carrying value of $3.1 million, net of accumulated amortization of $1.3 million.
Rental assets

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Rental assets consist of the following (in thousands):

	December 31,
	2022	2021
Rental assets	$10,300	$9,967
Less—accumulated depreciation	(5,484)	(5,392)
Total rental assets	$4,816	$4,575
Depreciation and amortization
Depreciation and amortization expense related to property, plant and equipment, including rental assets and property, plant and equipment under finance leases, was $7.1 million, $9.8 million and $10.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Royalties	$992	$2,243
Payroll and related expenses	8,873	9,326
Warranty obligations	480	473
Professional fees	738	502
Bank overdrafts	—	370
Accrued interest	1,112	877
Deferred revenue	5,060	3,832
Customer advances	2,828	—
Operating lease liabilities	1,759	1,769
Accrued contract manufacturing liabilities	1,416	927
Liabilities related to financed assets	—	1,593
Value added tax payables	449	642
Other	4,238	3,699
Total accrued expenses and other current liabilities	$27,945	$26,253
3. Goodwill and Other Intangible Assets
A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2020	$32,511
Effect of Ctrack South Africa divestiture	(10,734)
Effect of change in foreign currency exchange rates	(1,441)
Balance at December 31, 2021	20,336
Effect of change in foreign currency exchange rates	1,586
Balance at December 31, 2022	$21,922

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s intangible assets are comprised of the following (in thousands):

	December 31, 2022
	Weighted-Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Developed technologies	6.0	$4,534	$(4,016)	$518
Trademarks and trade names	10.0	9,513	(7,105)	2,408
Customer relationships	10.0	8,500	(6,597)	1,903
Capitalized software development costs	2.8	40,767	(11,686)	29,081
Other	3.0	2,884	(2,225)	659
Total finite-lived intangible assets		$66,198	$(31,629)	34,569
Indefinite-lived intangible assets:
In-process capitalized software development costs				6,814
Total intangible assets				$41,383

	December 31, 2021
	Weighted-Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Developed technologies	6.0	$8,305	$(7,100)	$1,205
Trademarks and trade names	10.0	9,088	(5,920)	3,168
Customer relationships	10.0	11,995	(9,242)	2,753
Capitalized software development costs	3.1	54,581	(24,604)	29,977
Other	3.0	2,885	(1,538)	1,347
Total finite-lived intangible assets		$86,854	$(48,404)	38,450
Indefinite-lived intangible assets:
In-process capitalized software development costs				8,545
Total intangible assets				$46,995
Amortization expense for the years ended December 31, 2022, 2021 and 2020 was approximately $20.1 million, $15.5 million, and $18.0 million, respectively, including approximately $17.9 million, $12.2 million and $12.9 million related to capitalized software development costs for the years ended December 31, 2022, 2021 and 2020, respectively.
For the years ended December 31, 2022, 2021, and 2020, the Company recorded $3.0 million, $1.2 million, and $1.4 million, respectively, of impairment losses on intangible assets related to internal use capitalized software.
The following table represents details of the amortization of finite-lived intangible assets that is estimated to be expensed in the future (in thousands):

2023	$15,181
2024	9,235
2025	3,976
2026	2,178
2027	2,104
Thereafter	1,895
Total	$34,569

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Fair Value Measurement of Assets and Liabilities
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022			December 31, 2021
	Total Fair Value	Level 3	Level 1	Total Fair Value	Level 3	Level 1
Assets
Cash equivalents
Money market funds	$—	$—	$—	$126	$—	$126
Total assets	$—	$—	$—	$126	$—	$126
Liabilities
2025 Notes
Interest make-whole payment	$—	$—	$—	$926	$926	$—
Total liabilities	$—	$—	$—	$926	$926	$—
During the years ended December 31, 2022 and 2021, there were no transfers between the levels within the fair value hierarchy.
The fair value of the interest make-whole payment derivative liability was determined using a Monte Carlo model with the following key assumptions:

	December 31, 2022	December 31, 2021
Volatility	50%	50%
Stock price	$0.84 per share	$5.83 per share
Credit spread	56.52%	15.93%
Term	2.34 years	3.34 years
Dividend yield	—%	—%
Risk-free rate	4.35%	1.02%
The estimated fair value of the interest make-whole derivative liability at December 31, 2022 and December 31, 2021 was determined using assumptions which include an implied credit spread rate for notes with a similar term, the expected volatility and dividend yield of the Company’s common stock and the risk-free interest rate.
During the year ended December 31, 2022, there were no conversions of the 3.25% convertible senior notes due 2025 (the “2025 Notes”) into shares of the Company’s common stock. During the year ended December 31, 2021, certain holders of the 2025 Notes converted an aggregate of approximately $5.0 million in principal amount of the 2025 Notes into shares of the Company’s common stock in accordance with the terms of such notes and a portion of the embedded derivative was settled in shares of the Company’s common stock resulting in $0.1 million of the derivative liability being extinguished upon conversion.
There was a $0.9 million reduction in the fair value of the interest make-whole liability for the year ended December 31, 2022. For the years ended December 31, 2021 and 2020, the Company recorded a $3.8 million gain and a $0.6 million loss, respectively, as a result of the changes in fair value of the interest make-whole liability.
Other Financial Instruments
The carrying values of the Company’s other financial assets and liabilities approximate their fair values because of their short-term nature, with the exception of the 2025 Notes. The 2025 Notes are carried at amortized cost, adjusted for changes in fair value of the embedded derivative.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Business Divestiture
Sale of Ctrack South Africa Operations
On July 30, 2021, the Company completed the sale of Ctrack South Africa to an affiliate of Convergence Partners (“Convergence”), an investment management firm in South Africa. Net cash proceeds received were approximately $33.7 million, net of cash divested of $5.0 million. The Company placed in escrow approximately $3.3 million, which was released to the Company on July 30, 2022. The funds in escrow allowed for Convergence to submit claims that were deemed to be uninsured warranties as defined in the purchase agreement. Such funds in escrow were recorded as restricted cash on the Company’s consolidated balance sheet prior to their release.
The transaction was considered a deconsolidation of a subsidiary. Accordingly, upon the sale of Ctrack South Africa, the Company recognized a pre-tax gain of $5.3 million for the year ended December 31, 2021. Such gain was recognized as gain on the sale of Ctrack South Africa in the consolidated statement of operations during the year ended December 31, 2021 The Company also recorded $2.2 million of transaction costs within other income (expense), net, in the consolidated results of operations for the year ended December 31, 2021.
The carrying values of the assets and liabilities of Ctrack South Africa sold in the transaction as of July 30, 2021, are summarized below:

(in thousands)
Assets:
Cash and cash equivalents	$5,040
Accounts receivable, net	3,505
Inventory	3,821
Prepaid expenses and other	370
Property, plant and equipment, net	4,545
Rental assets, net	2,448
Intangible assets, net	11,278
Goodwill	10,734
Total assets	41,741

Accounts payable	3,961
Accrued expenses and other liabilities	1,107
Deferred tax liabilities, net	3,647
Other long-term liabilities	746
Total liabilities	9,461
Net assets	$32,280
Total consideration recognized was comprised of the following:

(in thousands)
Initial purchase consideration received, upon close	$36,566
Working capital adjustments (a)	2,584
Total consideration recognized	$39,150
(a) $2.2 million was received on October 29, 2021, and the remaining $0.4 million was offset with the Company’s existing accounts payable balance to Convergence.
Net gain on sale is comprised of the following:

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)
Total consideration recognized	$39,150
Less: Book value of net assets sold	32,280
Less: Release of cumulative foreign currency translation adjustments related to Ctrack South Africa	1,608
Net gain on sale	$5,262

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Debt
Convertible Notes
2025 Notes
In May 2020, the Company completed its registered public offering of $100.0 million aggregate principal amount of the 2025 Notes.
Also in May 2020, the Company entered into privately negotiated exchange agreements (the “Exchange Agreements”) with certain related party holders of the 5.5% convertible senior notes due 2022 (the “2022 Notes”). Pursuant to the Exchange Agreements, these noteholders agreed to exchange the 2022 Notes that they held (representing an aggregate of $45.0 million principal amount of 2022 Notes with an estimated fair value of approximately $112.4 million as of the date of exchange) for an aggregate of $32.0 million in cash and $80.4 million principal amount of 2025 Notes in private placement transactions that closed concurrently with the registered offering (the “Private Exchange Transaction”). In connection therewith, the Company recorded a $67.2 million loss on debt conversion and extinguishment in the consolidated statements of operations in the year ended December 31, 2020. The 2025 Notes issued in the Private Exchange Transaction are part of the same series as the 2025 Notes issued in the registered offering.
During the year ended December 31, 2021, certain holders of the 2025 Notes converted, pursuant to the original terms of the 2025 Notes, an aggregate of approximately $5.0 million in principal amount of the 2025 Notes into 428,669 shares of the Company’s common stock, including 32,221 shares of common stock issued in satisfaction of the interest make-whole payment. In connection therewith, the Company recorded a loss of $0.4 million on debt conversion, shown as net in the consolidated statement of operations.
The 2025 Notes were issued under an indenture, dated May 12, 2020 (the “Base Indenture”), between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by the first supplemental indenture, dated May 12, 2020 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), between the Company and the Trustee.
The 2025 Notes will mature on May 1, 2025, unless earlier repurchased, redeemed or converted. The 2025 Notes are senior unsecured obligations of the Company and bear interest at an annual rate of 3.25%, payable semi-annually in arrears on May 1 and November 1 of each year.
Holders of the 2025 Notes may convert the 2025 Notes into shares of the Company’s common stock (together with cash in lieu of any fractional share), at their option, at any time until the close of business on the scheduled trading day immediately before the maturity date. Upon conversion of the 2025 Notes, the Company will deliver for each $1,000 principal amount of 2025 Notes converted a number of shares of the Company’s common stock (together with cash in lieu of any fractional share), equal to the conversion rate.
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
The 2025 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after May 6, 2023 through the last scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, as long as the last reported sale price per share of the common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice.
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
As of December 31, 2022 and 2021, $161.9 million of principal of the 2025 Notes was outstanding. As of December 31, 2022 and 2021, $80.4 million principal amount of 2025 Notes was held by related parties and $0.9 million of accrued interest due to related parties was included within accrued expenses and other current liabilities on the consolidated balance sheets. Assuming no repurchases or conversions of the 2025 Notes prior to May 1, 2025, the entire principal balance of $161.9 million of the 2025 Notes is due on May 1, 2025.
The 2025 Notes consist of the following (in thousands):

	December 31,
	2022	2021
Principal	$161,898	$161,898
Add: fair value of embedded derivative	—	926
Less: unamortized debt discount	(1,933)	(2,761)
Less: unamortized issuance costs	(1,538)	(2,197)
Net carrying amount	$158,427	$157,866
The effective interest rate of the 2025 Notes was 4.17% and 4.15%, respectively, for the twelve months ended December 31, 2022 and 2021. The following table sets forth total interest expense recognized related to the 2025 Notes (in thousands):

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2022	2021	2020
Contractual interest expense	$5,262	$5,271	$3,434
Amortization of debt discount	828	829	552
Amortization of debt issuance costs	659	660	439
Total interest expense	$6,749	$6,760	$4,425
The contractual interest expense on the 2025 Notes recorded within interest expense, net on the consolidated statements of operations attributable to related parties was $2.6 million in each of the years ended December 31, 2022 and 2021 and $1.7 million in the year ended December 31, 2020.
The Company’s consolidated statements of operations for the year ended December 31, 2020 included related party interest expense of $0.8 million related to the 2022 Notes.
The Company had interest expense relating to the following debt obligations that were fully settled in 2020 as follows:

	Year Ended December 31, 2020
	2022 Notes	Novatel Wireless Notes
Contractual interest expense	$768	$1,667
Amortization of debt discount	1,952	859
Amortization of debt issuance costs	111	103
Total interest expense	$2,831	$2,629
The effective interest rates on the 2022 Notes and the Novatel Wireless Notes in the year ended December 31, 2020 were 12.89% and 15.19%, respectively.
Asset-Backed Revolving Credit Facility
On August 5, 2022, the Company entered into a Loan and Security Agreement (the “Credit Agreement”), by and among Siena Lending Group LLC, as lender (“Lender”), Inseego Wireless, Inc., a Delaware corporation (“Inseego Wireless”), a subsidiary of the Company, and Inseego North America LLC, an Oregon limited liability company, an indirect subsidiary of the Company, as borrowers (together with Inseego Wireless, the “Borrowers”), and the Company, as guarantor (together with the Borrowers, the “Loan Parties”) as amended on February 25, 2023. The Credit Agreement establishes a secured asset-backed revolving credit facility which is comprised of a maximum $50 million revolving credit facility (“Credit Facility”), with a minimum draw of $4.5 million upon execution of the Credit Agreement. The Credit Facility matures on December 31, 2024. Availability under the Credit Facility is determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. Outstanding amounts exceeding the borrowing base must be repaid immediately. The Borrowers’ obligations under the Credit Agreement are guaranteed by the Company. The Loan Parties’ obligations under the Credit Agreement are secured by a continuing security interest in all property of each Loan Party, subject to certain Excluded Collateral (as defined in the Credit Agreement).
Borrowings under the Credit Facility may take the form of base rate (“Base Rate”) loans or Secured Overnight Financing Rate (“SOFR”) loans. SOFR loans will bear interest at a rate per annum equal to Term SOFR (defined in the Credit Agreement as the Term SOFR Reference Rate for a term of one month on the day) plus the Applicable Margin (as defined in the Credit Agreement), with a Term SOFR floor of 1%. Base Rate loans will bear interest at a rate per annum equal to the Applicable Margin plus the greatest of (a) the per annum rate of interest which is identified as the “Prime Rate” and normally published in the Money Rates section of The Wall Street Journal, (b) the sum of the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5% and (c) 3.50% per annum.
The Applicable Margin varies depending on the average outstanding amount for a preceding month. If the average outstanding amount for a preceding month is less than $15 million, the Applicable Margin will be 2.50% for Base Rate loans and 3.50% for SOFR loans. If the average outstanding amount for a preceding month is between $15 million and $25 million, the Applicable Margin will be 3.00% for Base Rate loans and 4.00% for SOFR loans. If the average outstanding amount for a

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
preceding month is greater than $25 million, the Applicable Margin will be 4.5% for Base Rate loans and 5.50% for SOFR loans. The Company pays monthly fees of 0.4% per annum on the unused portion of the Credit Facility.
The Credit Agreement contains a financial covenant whereby the Loan Parties shall not permit the consolidated Liquidity (as defined in the Amended Credit Agreement) to be less than $10 million at any time (the “Liquidity Covenant”). The Credit Agreement also contains certain customary covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, and investments, and places limits on various other payments.
The Company determined that the term “Eligible Accounts”, as defined in the Credit Agreement would have excluded certain balances used in the determination of eligible collateral upon which the Company’s borrowing base is calculated and that exclusion would have resulted in a violation of the Liquidity Covenant as of December 31, 2022. Accordingly, to clarify this matter and others, the Loan Parties agreed to amend the Credit Agreement, (the “Amended Credit Agreement”) to modify and clarify the definitions of “Eligible Accounts”, “Permitted Indebtedness” and also “Eligible Inventory”. The Amendment was entered into on February 25, 2023 with an effective date of December 15, 2022. The Company was in compliance with the financial covenants in the Amended Credit Agreement as of December 31, 2022.
Upon execution of the Credit Agreement on August 5, 2022, the Company paid $1.1 million of debt issuance costs, which are being amortized to interest expense throughout the term of the agreement. Amortization expense of $0.2 million related to debt issuance cost was recognized for the year ended December 31, 2022. As of December 31, 2022, the Company had outstanding borrowings of $7.9 million, gross borrowing base of $15.7 million and availability of $7.8 million. The Company’s policy is to classify outstanding borrowings as long-term so long as such borrowings are not expected to exceed the borrowing base over the 12 months subsequent to the balance sheet date, in which case, any excess borrowings would be classified as short-term.

December 31,
2022
Gross amount outstanding (in thousands)	$7,851
Less: unamortized debt issuance cost	(932)
Revolving credit facility, net	$6,919
The effective interest rate of the Credit Facility was 17.71%, which includes 8.50% related to amortization of original issuance costs, for the twelve months ended December 31, 2022. The following table sets forth total interest expense recognized related to the Credit Facility (in thousands):

December 31,
2022
Contractual interest expense	$211
Amortization of debt issuance costs	194
Total interest expense	$405
7. Income Taxes
The Company’s loss before income taxes for the years ended December 31, 2022, 2021 and 2020 is comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(63,939)	$(40,897)	$(109,837)
Foreign	(4,495)	(6,823)	(601)
Loss before income taxes	$(68,434)	$(47,720)	$(110,438)

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The (benefit) provision for income taxes for the years ended December 31, 2022, 2021 and 2020 is comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	50	30	(4)
Foreign	55	214	93
Total current	105	244	89
Deferred:
Federal	15	12	12
State	—	—	—
Foreign	(585)	(65)	647
Total deferred	(570)	(53)	659
(Benefit) Provision for income taxes	$(465)	$191	$748
The Company’s net deferred tax liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$715	$1,016
Provision for excess and obsolete inventory	759	466
Capitalized research and experimental expenditures	8,986	—
Convertible debt	9,782	9,804
Interest expense limitation	12,722	11,113
Net operating loss and tax credit carryforwards	112,297	110,463
Share-based compensation	3,375	2,562
Right-of-use-asset	2,294	1,765
Unrecognized tax benefits	1,942	1,567
Deferred tax assets	152,872	138,756
Valuation allowances	(145,431)	(132,132)
Deferred tax assets, net of valuation allowances	7,441	6,624
Deferred tax liabilities:
Operating lease liability	(2,518)	(1,830)
Acquired intangible assets	(599)	(666)
Depreciation and amortization	(4,288)	(4,376)
Unrealized foreign currency gains	(359)	(604)
Deferred tax liabilities	(7,764)	(7,476)
Deferred tax liabilities, net	$(323)	$(852)
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the applicable tax law; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards.
During the years ended December 31, 2022 and 2021, the Company recognized valuation allowances of $13.6 million, and $6.0 million, respectively, related to its deferred tax assets created in those respective years for entities with historical losses and full valuation allowances. In 2021, certain valuation allowances in the amount of $10.0 million were released related to entities included in the divestiture of Ctrack South Africa. The Company also recognized $3.0 million of additional valuation allowance in 2021 related to true-up of prior year deferred taxes, partially offset by foreign currency loss of $0.2 million. Based on the Company’s current position on valuation allowance, no net income tax benefits resulted in the Company’s consolidated statements of operations from the operating losses created during those years.
Beginning January 1, 2022, we are required to capitalize certain research and development expenditures in accordance with Section 174 of the Internal Revenue Code, as amended by the Tax Cuts and Jobs Act of 2017, instead of expensing such expenditures, as previously allowed. Amortization of such capitalized expenditures are allowed over a 5-year period if incurred domestically or a 15-year period if incurred outside the United States.
The (benefit) provision for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 21% in 2022, 2021 and 2020 to loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Federal tax benefit, at statutory rate	$(14,371)	$(10,021)	$(23,192)
State benefit, net of federal benefit	(370)	(148)	(1,285)
Foreign tax rate difference	(259)	(358)	(140)
Valuation allowance against future tax benefits	13,564	6,029	26,410
Gain on sale of foreign subsidiaries	—	3,008	—
Sub-part F income	—	791	—
Loss on conversion of debt	—	—	2,015
Research and development credits	(2,222)	(1,415)	(2,355)
Share-based compensation	1,010	(879)	(1,134)
Non-deductible officers compensation	108	1,449	—
True-up of prior year provisions	2,123	1,681	—
Other	(48)	54	429
(Benefit) Provision for income taxes	$(465)	$191	$748
At December 31, 2022, the Company had U.S. federal net operating loss carryforwards (“NOLs”) related to tax years 2020 and prior of approximately $417.2 million. Approximately $110.0 million of these NOLs have no expiration date. The remainder began to expire in 2023, unless previously utilized. Some of these NOLs may be limited by either past or future changes in control events. The Company has California NOLs at December 31, 2022 of approximately $62.0 million, which begin to expire in 2028, unless previously utilized, and foreign NOLs for its active foreign subsidiaries of approximately $22.7 million, which generally have no expiration date. At December 31, 2022, the Company had federal research and development tax credit carryforwards of approximately $15.9 million, which begin to expire in 2026, unless previously utilized, and California research and development tax credit carryforwards of approximately $17.4 million, which have no expiration date.
Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a rolling three-year period. An analysis was performed for the period through December 31, 2022 and did not identify any events of cumulative change in ownership during the review period. The Company will continue monitoring any future changes in stock ownership.
It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes on U.S. income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. Payments of approximately $1.4 million of employer payroll taxes otherwise due in 2020, were delayed with 50% due and paid by December 31, 2021 and the remaining 50% in February 2023. The CARES Act did not have a material impact on the Company’s consolidated financial statements.
The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. No income tax benefit was recognized during the years ended December 31, 2022, 2021 and 2020. At December 31, 2022, 2021 and 2020, the Company did not have interest expense related to uncertain tax positions or a liability for unrecognized tax benefits. The Company does not expect changes to its uncertain tax position in the next twelve months.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2020	$39,631
Increases related to current and prior year tax positions	1,998
Balance at December 31, 2021	41,629
Increases related to current and prior year tax positions	1,286
Balance at December 31, 2022	$42,915
There are no tax benefits that, if recognized, would affect the effective tax rate that are included in the balances of unrecognized tax benefits at December 31, 2022.
The Company and its subsidiaries file U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s tax returns are subject to examination by federal, state and foreign taxing authorities. The Company’s federal and state tax returns are subject to examination for the years beginning in 2019 and 2018, respectively. Net operating loss carryforwards arising prior to these years are also open to examination, if and when utilized. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, because audit outcomes and the timing of audit settlements are subject to significant uncertainty, the Company’s current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open years.
On August 16, 2022, Congress passed, and the President signed into law, the Inflation Reduction Act of 2022 (the “IRA”), which includes certain business tax provisions. The IRA provides for excise taxes on corporate stock buy-backs and a minimum tax on corporate financial statement income in excess of $1.0 billion. These new provisions become effective January 1, 2023. The Company does not expect the IRA to have a material impact on the Company’s effective tax rate or income tax expense for the year ending December 31, 2023.
8. Preferred Stock and Common Stock
Preferred Stock
The Company has a total of 2,000,000 shares of preferred stock authorized for issuance at a par value of $0.001 per share, 150,000 of which have been designated Series D Preferred Stock and 39,500 of which have been designated Series E Preferred Stock.
Each share of Series E Preferred Stock entitles the holder thereof to receive, when and if declared by the Company out of assets legally available therefor, cumulative cash dividends at an annual rate of 9.00% payable quarterly in arrears on January 1 April 1, July 1 and October 1 of each year, beginning on October 1, 2019. If dividends are not declared and paid in any quarter, or if such dividends are declared but holders of the Series E Preferred Stock elect not to receive them in cash, the quarterly dividend will be deemed to accrue and will be added to the Series E Base Amount (as defined below). The Series E Preferred Stock has no voting rights unless otherwise required by law. The Series E Preferred Stock is perpetual and has no maturity date. However, the Company may, at its option, redeem shares of the Series E Preferred Stock, in whole or in part, on or after July 1, 2022, at a price equal to 110% of the Series E Base Amount plus (without duplication) any accrued and unpaid dividends. The “Series E Base Amount” means $1,000 per share, plus any accrued but unpaid dividends, whether or not declared by the Company’s board of directors, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series E Preferred Stock. In the event of a liquidation, dissolution or winding

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
up of the Company, the holders of the Series E Preferred Stock will be entitled to receive, after satisfaction of liabilities to creditors and subject to the rights of holders of any senior securities, but before any distribution of assets is made to holders of common stock or any other junior securities, the Series E Base Amount plus (without duplication) any accrued and unpaid dividends.
Exchange Transactions
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
ASC 260-10-S99-2, “SEC Staff Announcement: The Effect on the Calculation of Earnings Per Share for a Period That Includes the Redemption or Induced Conversion of Preferred Stock,” provides guidance on the accounting for extinguishments (redemptions) of equity-classified preferred stock. Under that guidance, an SEC registrant compares (1) the fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock immediately before the modification or exchange (net of issuance costs). The difference is treated as a return to (or from) the holder of the preferred stock in a manner similar to dividends paid on preferred stock. Any excess of fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock in the issuer’s balance sheet is treated as a dividend to those holders and charged against retained earnings.
The Company determined that the Series E Exchange Transactions resulted in an extinguishment of preferred stock and an issuance of common stock. The difference between the carrying amount of the preferred stock plus accrued dividends, and the fair value of the common stock exchanged for such preferred stock, totaled $1.1 million. This difference was treated as a deemed dividend, and was included within the Series E Preferred Stock dividends and deemed dividends from the preferred stock exchange, in the consolidated results of operations for the year ended December 31, 2021.
During the years ended December 31, 2022, 2021 and 2020, dividends declared, but not paid, related to the Series E Preferred Stock resulted in $9.1 million, $6.4 million and $3.3 million of dividends accrued, approximating $365.60, $256.16 and $130.60 per preferred share, as of December 31, 2022, 2021, and 2020, respectively.
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
On March 28, 2019, the 2018 Warrants were exercised at an exercise price of $2.52 per share, for aggregate cash proceeds to the Company of approximately $10.6 million. In connection with the exercise of the 2018 Warrants, on March 28, 2019, the Company issued additional warrants to purchase 2,500,000 shares of common stock (the “2019 Warrants”) to the accredited investors. Each 2019 Warrant had an initial exercise price of $7.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, were exercisable at any time on or after September 28, 2019. The 2019 Warrants were not exercised and expired on June 30, 2022.
The Company assessed the terms of the warrants under ASC 815. Pursuant to this guidance, the Company determined that the warrants did not require liability accounting and classified the warrants as equity.

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Common Shares Reserved for Future Issuance
The Company had reserved shares of common stock for possible future issuance as of December 31, 2022 and 2021 as follows:

	December 31,
	2022	2021
Common stock warrants outstanding	—	2,500,000
Stock options outstanding	8,132,959	8,085,793
Restricted stock units outstanding	1,178,370	1,247,723
Shares available for issuance pursuant to Convertible Notes	14,090,448	14,340,786
Shares available for future grants of awards under the 2018 Omnibus Incentive Compensation Plan	8,848,748	3,311,023
Shares available under the 2000 Employee Stock Purchase Plan	895,141	170,811
Total shares of common stock reserved for issuance	33,145,666	29,656,136
9. Share-based Compensation
During the year ended December 31, 2022, the Company granted awards under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”), and the 2015 Incentive Compensation Plan (the “2015 Plan”). The Compensation Committee of the Board of Directors administers the plans. Under the 2018 Plan, shares of common stock may be issued upon the exercise of stock options, in the form of restricted stock, or in settlement of RSUs or other awards, including awards with alternative vesting schedules such as performance-based criteria. The 2018 Plan authorizes 32,753,085 shares, of which 8,848,748 remain available for future grants.
During the year ended December 31, 2022, the Board of Directors of the Company approved and the Company granted RSUs to eligible employees under the 2018 Omnibus Incentive Compensation Plan, previously named the Amended and Restated 2009 Omnibus Incentive Compensation Plan (the “2018 Plan”) that were immediately vested, as fiscal 2021 annual bonus payments. The total charges recorded for the year ended December 31, 2022 were $8.8 million. Total charges related to bonus payments recorded for the year ended December 31, 2021 were $7.0 million. Total charges related to bonus payments recorded for the year ended December 31, 2020 were $2.7 million. During the year ended December 31, 2021, the Board of Directors of the Company approved, and the Company granted additional RSUs under the 2018 Plan to certain employees who contributed to the completion of the divestiture of Ctrack South Africa. Such grants were immediately vested, and the total charges were $0.6 million.
For the years ended December 31, 2022, 2021 and 2020 the following table presents total share-based compensation expense in each functional line item on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$2,110	$2,469	$1,583
Research and development	5,369	4,813	2,823
Sales and marketing	3,528	3,704	2,346
General and administrative	6,868	5,663	3,667
Total	$17,875	$16,649	$10,419
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the weighted-average assumptions used in the Black-Scholes valuation model by the Company in calculating the fair value of each stock option granted:

	Year Ended December 31,
	2022	2021
Expected dividend yield	—%	—%
Risk-free interest rate	0.4%	0.9%
Volatility	16%	73%
Expected term (in years)	1.1	5.4
The weighted-average fair value of stock option awards granted during the years ended December 31, 2022 and 2021 was $2.91 and $5.41, respectively.
The following table summarizes the Company’s stock option activity for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands, except per share data):

	Stock Options Outstanding	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding — December 31, 2019	9,044,304	$2.91
Granted	1,526,000	9.41
Exercised	(1,357,620)	3.06
Canceled	(732,705)	3.60
Outstanding — December 31, 2020	8,479,979	$3.99
Granted	1,929,500	8.86
Exercised	(1,315,552)	2.62
Canceled	(1,008,134)	8.60
Outstanding — December 31, 2021	8,085,793	$4.81
Granted	1,505,000	4.63
Exercised	(370,688)	1.37
Canceled	(1,087,146)	7.97
Outstanding — December 31, 2022	8,132,959	$4.65	5.25	$—
Vested and Expected to Vest — December 31, 2022	7,573,152	$4.49	5.01	$1
Exercisable — December 31, 2022	5,550,858	$3.87	3.69	$1
The total intrinsic value of stock options exercised to purchase common stock during the years ended December 31, 2022, 2021 and 2020 was approximately $3.7 million, $4.3 million and $11.7 million, respectively.
As of December 31, 2022, total unrecognized share-based compensation expense related to non-vested stock options was $7.1 million, which is expected to be recognized over a weighted-average period of approximately 2.69 years. The Company recognized approximately $5.9 million, $6.3 million and $5.8 million of share-based compensation expense related to the vesting of stock option awards during the years ended December 31, 2022, 2021 and 2020, respectively.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of restricted stock unit activity under all plans for the years ended December 31, 2022, 2021 and 2020 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested — December 31, 2019	400,315	$3.95
Granted	570,368	10.52
Vested	(548,160)	7.28
Forfeited	(5,418)	4.06
Non-vested — December 31, 2020	417,105	8.68
Granted	1,931,263	8.53
Vested	(1,019,686)	10.20
Forfeited	(80,959)	10.75
Non-vested — December 31, 2021	1,247,723	7.65
Granted	2,544,053	4.51
Vested	(2,278,818)	4.53
Forfeited	(334,588)	3.45
Non-vested — December 31, 2022	1,178,370	7.33
During the years ended December 31, 2022, 2021 and 2020, the total fair value of shares vested was $9.5 million, $10.4 million and $5.1 million, respectively.
As of December 31, 2022, there was $4.0 million of unrecognized share-based compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 2.40 years. The Company recognized approximately $11.7 million, $9.6 million and $4.1 million of share-based compensation expense related to the vesting of RSUs during the years ended December 31, 2022, 2021 and 2020 respectively.
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
During the years ended December 31, 2022 and 2021, the Company issued 525,670 shares and 220,390 shares, respectively, under the ESPP. The Company recognized approximately $0.3 million, $0.7 million and $0.6 million of share-based compensation expense related to the ESPP during the years ended December 31, 2022, 2021 and 2020, respectively.
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

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The calculation of basic and diluted earnings per share was as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to common stockholders	$(70,705)	$(52,368)	$(114,119)
Weighted-average common shares outstanding	107,269,331	103,246,308	96,111,547
Basic and diluted net loss per share	$(0.66)	$(0.51)	$(1.19)
The following is a summary of outstanding potential shares of common stock that have been excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Convertible notes	14,090	14,341	14,784
Warrants	—	2,500	2,500
Non-qualified stock options	8,133	8,086	8,480
Restricted stock units	1,178	1,248	417
Employee Stock Purchase Plan	426	144	25
Total	23,827	26,319	26,206
11. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company typically enters into commitments with its contract manufacturers that require future purchases of goods or services in the upcoming three to four quarters following the balance sheet date. Such commitments are noncancellable (“noncancellable purchase obligations). As of December 31, 2022, future payments under these noncancellable purchase obligations were approximately $77.6 million.
Legal
The Company is, from time to time, party to various legal proceedings arising in the ordinary course of business. The Company is regularly required to directly or indirectly participate in other U.S. patent infringement actions pursuant to its contractual indemnification obligations to certain customers. Based on an evaluation of these matters the Company currently believes that liabilities arising from, or sums paid in settlement of these existing matters, if any, would not have a material adverse effect on its consolidated results of operations or financial condition.
Indemnification
In the normal course of business, the Company periodically enters into agreements that require the Company to indemnify and defend its customers for, among other things, claims alleging that the Company’s products infringe upon third-party patents or other intellectual property rights. The Company’s maximum exposure under these indemnification provisions cannot be estimated but the Company does not believe that there are any matters individually or collectively that would have a material adverse effect on its consolidated results of operations or financial condition.
12. Leases
The components of the right-of-use assets and lease liabilities were as follows (in thousands):

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance Sheet Classification	December 31, 2022	December 31, 2021
Operating right-of-use assets	Right-of-use assets	$6,662	$7,839

Current operating lease liabilities	Accrued expenses and other current liabilities	$1,759	$1,769
Non-current operating lease liabilities	Other long-term liabilities	5,903	7,112
Total operating lease liabilities		$7,662	$8,881

Weighted-average remaining lease term (in years)		4.1	5.0
Weighted-average discount rate		9.0%	9.1%
The components of lease cost were as follows (in thousands):

	Year Ended December 31, 2022
	2022	2021	2020

Operating lease costs included in operating costs and expenses	$2,453	$2,800	$2,200
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2022
	2022	2021	2020

Operating cash flows related to operating leases	$2,464	$2,600	$1,900
Operating right-of-use assets obtained in exchange for lease liabilities	$705	$658	$7,931
The future minimum payments under operating leases were as follows at December 31, 2022 (in thousands):

2023	$2,459
2024	2,203
2025	1,763
2026	1,698
2027	1,125
Total minimum operating lease payments	9,248
Less: amounts representing interest	(1,586)
Present value of net minimum operating lease payments	7,662
Less: current portion	(1,759)
Long-term portion of operating lease obligations	$5,903
13. Geographic Information and Concentrations of Risk
Geographic Information
The following table details the geographic concentration of the Company’s assets (in thousands):

	December 31,
	2022	2021
United States and Canada	$122,074	$176,094
Europe	32,903	35,630
Other	4,040	4,119
	$159,017	$215,843

INSEEGO CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table details the Company’s net revenues by geographic region based on shipping destination (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States and Canada	$201,799	$215,520	$260,009
Europe	27,562	23,123	21,720
Australia	11,250	4,202	3,333
South Africa	—	17,346	28,208
Other	4,712	2,208	562
Total	$245,323	$262,399	$313,832
Concentrations of Risk
For the year ended December 31, 2022, two customers accounted for 35.1% and 32.2% of net revenues, respectively. For the year ended December 31, 2021, the same two customers accounted for 43.9% and 26.4% of net revenues, respectively. For the year ended December 31, 2020, only one of these two customers accounted for 54.5% of net revenues.
At December 31, 2022, two customers accounted for 37.4% and 21.9% of total accounts receivable, net, respectively. At December 31, 2021, two customers accounted for 61.7% and 12.6% of total accounts receivable, net, respectively.
14. Retirement Savings Plan
The Company has a defined contribution 401(k) retirement savings plan (the “Plan”). Substantially all of the Company’s U.S. employees are eligible to participate in the Plan after meeting certain minimum age and service requirements. The Company matches 50% of the first 6% of an employee’s designated deferral of their eligible compensation. Employees may make discretionary contributions to the Plan subject to Internal Revenue Service limitations. Employer matching contributions under the Plan were $0.9 million, $0.9 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Employer matching contributions vest immediately.